Form 10-Q
period 1994-03-31
FOREST OIL CORP
filed 1994-05-13
CIK 38079

___________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                               OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A  to   N/A

Commission File Number 0-4597


                     FOREST OIL CORPORATION

     (Exact name of registrant as specified in its charter)

New York                                               25-0484900

(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)               Identification No.)


                 1500 Colorado National Building
                        950 - 17th Street
                     Denver, Colorado 80202

       (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:  (303) 592-2400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  ( X )  No  (  )
                                              Number of Shares
                                                 Outstanding
Title of Class of Common Stock                 April 30, 1994
______________________________               _________________
Common Stock, Par Value $.10 Per Share           28,060,538

____________________________________________________________________




                      PART I.  FINANCIAL INFORMATION

                          FOREST OIL CORPORATION
                    Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                     March 31,   December 31,
                                                        1994        1993
                                                    __________   ___________
                                                         (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $        656       6,949
  Accounts receivable                                  27,271      25,257
  Other current assets                                  4,556       3,309
                                                    _________   _________
        Total current assets                           32,483      35,515

Property and equipment, at cost:
  Oil and gas properties -
    full cost accounting method                     1,142,754   1,140,656
  Buildings, transportation and other equipment        12,479      12,420
                                                    _________   _________
                                                    1,155,233   1,153,076
  Less accumulated depreciation,
    depletion and valuation allowance                 805,029     787,380
                                                    _________   _________
        Net property and equipment                    350,204     365,696

Investment in and advances to affiliate                15,636      16,451

Other assets                                           10,014       9,093
                                                    _________   _________
                                                 $    408,337     426,755
                                                    =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                 $      1,220       3,894
  Current bank debt                                     4,000           -
  Current portion of nonrecourse secured loan
    and production payment obligation                   5,359       4,371
  Current portion of subordinated debentures                -       7,171
  Accounts payable                                     19,898      28,348
  Retirement benefits payable to executives
    and directors                                         553         553
  Accrued expenses and other liabilities:
   Interest                                             1,595       3,817
   Other                                                2,505       1,857
                                                    _________   _________
        Total current liabilities                      35,130      50,011

Long-term bank debt                                    34,000      25,000
Nonrecourse secured loan and production
  payment obligation                                   69,396      70,035
Subordinated debentures                                99,283      99,272
Retirement benefits payable to executives
  and directors                                         4,052       4,135
Other liabilities                                      23,060      22,918
Deferred revenue                                       57,121      67,228

Shareholders' equity:
  Convertible preferred stock                          15,845      15,845
  Capital stock                                         2,826       2,825
  Capital surplus                                     191,714     193,717
  Accumulated deficit                                (118,551)   (117,656)
  Foreign currency translation                         (1,596)       (785)
  Treasury stock                                       (3,943)     (5,790)
                                                    _________   _________

      Total shareholders' equity                       86,295      88,156
                                                    _________   _________

                                                 $    408,337     426,755
                                                    =========   =========

   See accompanying notes to condensed consolidated financial statements.








                          FOREST OIL CORPORATION
      Condensed Consolidated Statements of Production and Operations
                                (Unaudited)

                                               Three Months Ended
                                              ____________________
                                              March 31,  March 31,
                                                 1994       1993
                                              _________   _________
                                          (In Thousands Except Production
                                               and Per Share Amounts)

PRODUCTION
 Gas (mmcf)                                     12,636      9,132
                                                ======     ======

 Oil and condensate (thousands of barrels)         383        401
                                                ======     ======


STATEMENTS OF CONSOLIDATED OPERATIONS
 Revenue:
   Oil and gas sales:
    Gas                                      $  25,603     16,899
    Oil and condensate                           4,458      6,891
    Products and other                             122          -
                                                ______     ______

                                                30,183     23,790
   Miscellaneous, net                              887      1,336
                                                ______     ______

      Total revenue                             31,070     25,126

 Expenses:
   Oil and gas production                        5,328      4,677
   General and administrative                    2,087      2,164
   Interest                                      6,647      6,645
   Depreciation and depletion                   17,903     13,558
                                                ______     ______

      Total expenses                            31,965     27,044
                                                ______     ______

 Loss before income taxes and cumulative
   effects of changes in
   accounting principles                          (895)    (1,918)

 Income tax expense (benefit):
   Current                                           -          6
   Deferred                                          -       (658)
                                                ______     ______

                                                     -       (652)
                                                ______     ______

 Loss before cumulative effects of
   changes in accounting principles               (895)    (1,266)

 Cumulative effects of changes in
   accounting principles:
   Postretirement benefits, net of
     income tax benefit of $1,639,000                -     (3,183)
   Income taxes                                      -      2,060
                                                ______     ______

                                                     -     (1,123)
                                                ______     ______

 Net loss                                    $    (895)    (2,389)
                                                ======     ======


 Weighted average number of common shares
   outstanding                                  28,008     14,828
                                                ======     ======


 Net loss attributable to common stock       $  (1,435)    (2,976)
                                                ======     ======

 Primary and fully diluted loss per
   common share:
   Loss before cumulative effects of
   changes in accounting principles          $    (.05)      (.12)
                                                ======     ======
   Net loss                                  $    (.05)      (.20)
                                                ======     ======

  See accompanying notes to condensed consolidated financial statements.










                            FOREST OIL CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months Ended
                                                ____________________
                                                March 31,  March 31,
                                                  1994       1993
                                                _________  _________
                                                  (In Thousands)
Cash flows from operating activities:
 Loss before cumulative effects of changes
 in accounting principles                       $  (895)    (1,266)
 Adjustments to reconcile loss before
 cumulative effects of changes in
 accounting principles to net cash
 provided by operating activities:
     Depreciation and depletion                  17,903     13,558
Deferred Federal income tax benefit                   -       (658)
     Other, net                                   2,322      1,153
                                                 ______     ______
                                                 19,330     12,787

     Net changes in current assets
     and liabilities:
       (Increase) decrease in accounts
       receivable                                (2,014)     8,378
       Increase in other current assets          (1,247)    (1,318)
       Increase in note payable to bank           4,000          -
       Decrease in accounts payable             (12,450)   (23,236)
       Increase (decrease) in accrued
       expenses and other liabilities             2,426     (1,271)
                                                 ______     ______

         Net cash provided (used) by
         operating activities                    10,045     (4,660)

Cash flows from investing activities:
 Capital expenditures for property
 and equipment                                   (5,663)    (1,860)
 Proceeds from sales of property and equipment    3,186      2,336
 (Increase) decrease in other assets, net          (880)        29
                                                 ______     ______

         Net cash provided (used) by
         investing activities                    (3,357)       505

Cash flows from financing activities:
 Proceeds of long-term bank debt                  9,000          -
 Repayments of nonrecourse secured loan            (378)         -
 Repayments of production payment                  (986)    (2,677)
 Redemptions and purchases of
 subordinated debentures                         (7,171)    (1,494)
 Amortization of deferred revenue               (10,107)    (7,836)
 Preferred stock dividends                         (540)         -
 Deferred debt costs                               (199)         -
 Increase (decrease) in cash overdraft           (2,674)     2,335
 Increase (decrease) in other liabilities, net       59       (343)
                                                 ______     ______

         Net cash used by financing activities  (12,996)   (10,015)

Effect of exchange rate changes on cash              15         (1)
                                                 ______     ______

Net decrease in cash and cash equivalents        (6,293)   (14,171)

Cash and cash equivalents at beginning
  of period                                       6,949     63,487
                                                 ______     ______

Cash and cash equivalents at end of period      $   65      49,316
                                                 ======     ======


Cash paid during the period for:
 Interest                                       $ 8,254      6,343
                                                 ======     ======

 Income taxes                                   $     -        275
                                                 ======     ======


    See accompanying notes to condensed consolidated financial statements.








                     FOREST OIL CORPORATION
      Notes to Condensed Consolidated Financial Statements
           Three Months Ended March 31, 1994 and 1993
                           (Unaudited)


(1)  Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1994 and the results of operations for the three month periods ended March 31, 1994 and 1993. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Securities and Exchange Commission.

(2)  Earnings (Loss) Per Share

     Primary earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares and common share equivalents outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings
     (loss) less preferred stock dividend requirements. Common share equivalents include, when applicable, dilutive stock options using the treasury stock method and warrants using the if converted method.

     Fully diluted earnings (loss) per share assumes, in addition to the above, (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the three months ended March 31, 1994 and 1993.

(3)  Acquisitions

     The Company completed four property acquisitions in the last three quarters of 1993. The results of operations of the Company for the first quarter of 1994 include the effects of those acquisitions.

(4)  Subsequent Events

     On May 11, 1994, the Company received a commitment from the lenders under its Credit Facility to increase the borrowing availability for working capital and general corporate purposes from $17,500,000 to $32,500,000. This will increase the total borrowing capacity of the Company under the Credit Facility to $50,000,000.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations

Net Loss
     The net loss for the first three months of 1994 was $895,000 or $.05 per common share compared to a net loss of $2,389,000 or $.20 per common share in the first three months of 1993. The improved results are due to increased natural gas volumes as a result of acquisitions, and higher natural gas prices, offset by lower oil prices, increased oil and gas production expense and depreciation and depletion expense. The weighted average number of common shares outstanding during the three months ended March 31, 1994 was approximately 28,008,000 compared to approximately 14,828,000 in the corresponding period of the prior year due primarily to the issuance of 11,080,000 shares of Common Stock in June, 1993.

Revenue
      The Company's oil and gas sales revenue increased by 27% to $30,183,000 in the first quarter of 1994 from $23,790,000 in the first quarter of 1993. Natural gas production levels for the 1994 period increased over the 1993 period by 38% due primarily to property acquisitions. Oil production levels for the 1994 period decreased slightly from the 1993 period. The average sales price for natural gas in the first quarter of 1994 was $2.03 per thousand cubic feet of natural gas (MCF), an increase of $.18 per MCF or 10% over the average sales price in the first quarter of the prior year. The average sales price for oil in the first quarter of 1994 of $11.65 per barrel represented a decrease of $5.53 per barrel or 32% compared to the average sales price in the same period of the prior year.

     The production volumes and weighted average sales prices during the periods were as follows:

                                                      Three Months Ended
                                                   _________________________
                                                   March 31,       March 31,
                                                     1994            1993
                                                     ____            ____
                                                        (In Thousands)
  Natural Gas
   Production under long-term fixed price
     contracts (MMCF) (1)                             4,766           4,007
   Average contract sales price (per MCF) (1)       $  1.77            1.52

   Production sold on the spot market (MMCF)          7,870           5,125
   Spot sales price received (per MCF)              $  2.25            2.11
   Effects of energy swaps (per MCF) (2)               (.07)            .01
                                                     ______           _____

   Average spot sales price (per MCF)               $  2.18            2.12

   Total production (MMCF)                           12,636           9,132
   Average sales price (per MCF)                    $  2.03            1.85

  Oil and condensate (3)
   Total production (MBBLS)                             383             401
   Average sales price (per BBL)                    $ 11.65           17.18

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. See "Volumetric Production Payments" below.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation.
(3) Oil and condensate production is sold primarily on the spot market. An immaterial amount of production is covered by long-term fixed price contracts, including scheduled deliveries under volumetric production payments, net of royalties.

     Miscellaneous net revenue decreased to $887,000 in the first quarter of 1994 from $1,336,000 in the comparable 1993 quarter. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment. The 1993 amount included an adjustment to reduce accrued severance taxes based on communications with the applicable state taxing authority.

Expenses
      Oil and gas production expense increased 14% to $5,328,000 in the first quarter of 1994 from $4,677,000 in the comparable period of 1993. The increase was due to increased oil and gas production. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased 12% in the first quarter of 1994 to $.36 per MCFE from $.41 per MCFE in the first quarter of 1993.

       General and administrative expense was $2,087,000, a decrease of 4% from $2,164,000 in the first quarter of 1993. Total overhead costs (capitalized and expensed general and administrative costs) of $4,073,000 in the first quarter of 1994 increased 19% from $3,422,000 in the comparable period in 1993. The increase was due primarily to higher employee-related costs and insurance costs as a result of the Company's larger asset base. The Company's salaried workforce was 134 at March 31, 1994 and 130 at March 31, 1993.

      The following table summarizes the total overhead costs incurred during the periods.

                                               Three Months Ended
                                        _______________________________
                                              March 31,    March 31,
                                               1994           1993
                                                 (In Thousands)

          Overhead costs capitalized            $1,986        1,258
          General and administrative costs
           expensed                              2,087        2,164
                                                 _____        _____
                        Total overhead costs    $4,073        3,422
                                                 =====        =====

      Interest expense of $6,647,000 in the first quarter of 1994 remained the same as in the comparable period in 1993. The reduction in interest expense due to the redemptions or purchases of the Company's subordinated debentures and 12 3/4% Senior Secured Notes in 1993 was offset by the interest expense incurred in connection with the Company's 11 1/4% Senior Subordinated Notes and the nonrecourse secured loan.

       Depreciation and depletion expense increased 32% to $17,903,000 in the first quarter of 1994 from $13,558,000 in the first quarter of 1993 due to increased production in the 1994 period as a result of property acquisitions. The depletion rate per unit of production in the 1994 period was $1.20 per MCFE, compared to $1.18 per MCFE in the prior year period. At March 31, 1994 the Company had undeveloped properties with a cost basis of approximately $43,000,000 which were excluded from depletion, compared to $18,300,000 at March 31, 1993. The increase is attributable primarily to acquisition of undeveloped properties in the Loma Vieja Field in December 1993.

      The Company was not required to record a writedown of the carrying value of its oil and gas properties in 1993 or in the first three months of 1994. Writedowns of the full cost pool may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

      As of December 31, 1993, there were no remaining deferred tax liabilities. No tax benefits for operating loss carryforwards have been recorded in the first quarter of 1994. Changes in Accounting
       Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (SFAS No. 106) requires the Company to accrue expected costs of providing postretirement benefits to employees and the employees' beneficiaries and covered dependents. The Company adopted the provisions of SFAS No. 106 in the first quarter of 1993. The accumulated postretirement benefit obligation as of January 1, 1993 was approximately $4,822,000. This amount, reduced by applicable income tax benefits, was charged to operations in the first quarter of 1993 as the cumulative effect of a change in accounting principle.

       Statement  of  Financial  Accounting  Standards  No.  109,
"Accounting for Income Taxes," (SFAS No. 109), requires the Company to adopt the liability method of accounting for income taxes. The Company adopted such method on a prospective basis as of January 1, 1993 and, as such, prior periods have not been restated. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 resulted in a reduction of the net amount of deferred income taxes recorded as of December 31, 1992 of approximately $2,060,000. This amount was credited to operations in the first quarter of 1993 as the cumulative effect of a change in accounting principle.

       Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112), requires the Company to accrue the estimated cost of certain postemployment benefits provided to former employees. The Company adopted the provisions of SFAS No. 112 in the first quarter of 1994. The accumulated postemployment benefit obligation as of January 1, 1994 was not significant and, as such, has been included in general and administrative expense for the first quarter of 1994.

Capital Resources and Liquidity

Cash Flow
      Historically, one of the Company's primary sources of capital has been net cash provided by operating activities, which has varied dramatically in prior periods, depending upon factors such as natural gas contract settlements and price fluctuations, which are difficult to predict.

      The following summary table reflects comparative cash flows for the Company for the periods ended March 31, 1994 and 1993:

                                         Three Months Ended March 31,
                                      _________________________________
                                         1994                1993
                                         ____                ____
                                              (In Thousands)

    Funds provided by operations (A)(B)      $ 19,330      12,787
    Net  cash  provided (used) by operating
      activities  (B)                          10,045      (4,660)
    Net  cash  provided  (used) by investing
      activities                               (3,357)        505
    Net cash used by financing activities     (12,996)    (10,015)

(A) Funds provided by operations is equal to net cash provided by operating activities adjusted for the changes in working capital items.

(B) Includes $8,231,000 and $6,287,000 of revenue associated with the Company's volumetric production payments for the three months ended March 31, 1994 and 1993, respectively.

Short-Term Liquidity and Working Capital Deficit
      In December 1993, the Company entered into a secured master credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Under the Credit Facility, the Company may borrow up to $17,500,000 for acquisition or development of proved oil and gas reserves, which amount is subject to semi-annual redetermination, and up to $17,500,000 for working capital and general corporate purposes. The Company has received a commitment from the bank group to increase the borrowing availability for working capital and general corporate purposes from $17,500,000 to $32,500,000. This will increase the total borrowing capacity of the Company under the Credit Facility to $50,000,000. The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The Company will pledge additional oil and gas properties in connection with the increase in borrowing availability. Borrowings under the Credit Facility bear interest at the Chase base rate plus 3/8 of 1% or 1,2,3 or 6 month LIBOR plus 1 and 5/8%, payable quarterly. In connection with the increase in borrowing availability the interest rate will be increased for borrowings over $40,000,000 but less than $45,000,000 to the Chase Base Rate plus 3/4% of 1% or 1, 2, 3 or 6 month LIBOR plus 2%, and for borrowings of $45,000,000 or more to the Chase Base Rate plus 1 and 1/4% or 1, 2, 3 or 6 month LIBOR plus 2 and 1/2%. A commitment fee of 1/2 of 1% is charged on unused availability. The maturity date of the Credit Facility is December 31, 1996. Under the terms of the Credit Facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities. At March 31, 1994 the outstanding balance under this facility was $34,000,000.

      Due to the significant capital requirements of acquisition and development activities undertaken in December 1993, the Company reported a working capital deficit of $14,496,000 at December 31, 1993. The Company did not meet the test imposed by the working capital covenant of the Credit Facility; compliance with this covenant was waived by Chase at December 31, 1993. The deficit was funded in the first quarter of 1994 primarily by additional borrowings of $9,000,000 under the Credit Facility, net proceeds of $2,600,000 from the sale of non-strategic oil and gas properties, and a short-term loan from The Chase Manhattan Bank, N.A. of $4,000,000, due June 1, 1994, secured by a pledge of the Company's CanEagle securities. These cash inflows, in addition to cash provided by operating activities, enabled the Company to meet its obligations with respect to principal and interest payments and other short-term obligations. At March 31, 1994 the Company's working capital deficit was reduced to $2,647,000. At such date, the Company was in compliance with the working capital covenant of the Credit Facility.

      The Company continues to explore additional sources of short-term liquidity to fund its working capital needs, including sale of additional non-strategic properties and excess equipment, monetization of its investment in and advances to CanEagle and other measures.

Long-Term Liquidity
      The Company has taken several significant steps to improve its long-term liquidity. In 1993 the Company issued Common Stock and subordinated debt, the proceeds of which were used in part, together with available cash, to redeem the Company's long-term notes and debentures. In February 1994, the Company redeemed the remaining $7,171,000 principal amount of its 5 1/2% Convertible Subordinated Debentures.

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

      Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results.
Volumetric Production Payments
       As of March 31, 1994, deferred revenue relating to production payments was $57,121,000. As of March 31, 1994, the annual amortization of deferred revenue and the corresponding delivery and net sales volumes are set forth below:

                                                          Net sales volumes
                                                           attributable to
                                Volumes required to be   production payment
                                  delivered to Enron       deliveries (1)
                                ______________________  ___________________
                                           Natural               Natural
            Annual amortization    Oil       Gas         Oil       Gas
            of deferred revenue  (MBBLS)   (MMCF)      (MBBLS)   (MMCF)
            ___________________  _______   ______      _______   ______
              (In Thousands)

Remainder of 1994    $ 24,828      162     13,727        136     11,076
1995                   19,797      174     10,425        146      8,412
1996                     ,278       87      3,534         73      2,852
1997                    2,390        -      1,361          -      1,098
Thereafter              2,828        -      1,551          -      1,252
                       ______      ___     ______        ___     ______

                     $ 57,121      423     30,598        355     24,690



(1) Represents volumes required to be delivered to Enron net of estimated royalty volumes.


Nonrecourse Secured Loan and Dollar-Denominated Production Payment
      Under the terms of the Enron loan entered into in December 1993 and a dollar-denominated production payment sold to a bank in February 1992, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties.

      The Enron loan, which bears annual interest at the rate of 12.5%, was recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of the Loma Vieja properties. At March 31, 1994 the recorded liability was $54,435,000. Under the terms of the Enron loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the Enron loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined. The Company's current estimate is that the remaining 1994 payments will reduce the recorded liability by approximately $598,000. Payments, if any, under the net profits conveyance will commence upon repayment of the principal amount of the Enron loan and will cease when the lender has received an internal rate of return, as defined, of 18% (15.25% through December 31, 1995).

      The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At March 31, 1994 the remaining recorded liability was $20,320,000. Under the terms of the dollar-denominated production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate is that the remaining 1994 payments will reduce the recorded liability by approximately $1,954,000.

Hedging Program
      In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At March 31, 1994 the Company had natural gas swaps for an aggregate of approximately 36 MMBTU per day of natural gas during 1994 at fixed prices ranging from $1.90 to $2.30 per MMBTU. At March 31, 1994 the Company had no oil swaps in place.

Summary  of  Cash Flow Considerations and Exposure to  Price  and
Reserve Risk
     As a result of volumetric production payments, energy swaps, and fixed contracts, the Company currently estimates that approximately 59% of its natural gas production and 25% of its oil production will not be subject to price fluctuations from April 1994 through December 1994. Existing hedge agreements currently cover approximately 49% of the Company's natural gas production and 28% of its oil production for the year ending December 31, 1995. Currently, it is the Company's intention to commit no more than 75% of its production to such arrangements at any point in time. See "Hedging Program" above.

Capital Expenditures
       The   Company's  expenditures  for  property  acquisition,
exploration  and development for the first three months  of  1994 and 1993, including overhead related to these activities which was capitalized, were as follows:

                                    Three Months Ended March 31,
                                    ____________________________
                                      1994              1993
                                      ____              ____
                                          (In Thousands)

        Property acquisition costs:
           Proved properties        $1,227                 -
           Undeveloped properties        -                 -
                                     _____             _____

                                     1,227                 -

        Exploration costs:
           Direct costs               (132)              (28)
           Overhead capitalized        183               (65)
                                     _____             _____

                                        51               (93)

        Development costs:
           Direct costs              2,522               603
           Overhead capitalized      1,803             1,322
                                     _____             _____

                                     4,325             1,925
                                     _____             _____

                                    $5,603             1,832
                                     =====             =====

       It is currently anticipated that the Company's 1994 expenditures for exploration and development will be approximately $3,900,000, and $27,300,000, respectively, including capitalized overhead of $900,000 and $5,600,000, respectively. Of this amount, approximately $9,100,000 relates to direct costs for development of properties in the Loma Vieja Field. Under the terms of the Enron loan, 80% of direct development expenditures on the properties subject to the loan reduce payments which would otherwise be due; however, planned levels of capital expenditures may still be restricted if the Company experiences lower than anticipated net cash provided by operations or other liquidity problems.

     During 1994, the Company intends to continue its strategy of acquiring reserves; however, no assurance can be given that the Company can locate or finance any property acquisitions. In order to finance future acquisitions, the Company is exploring many options including, but not limited to: a variety of debt instruments; the issuance of net profits interests; sales of non-strategic properties, prospects and technical information; joint venture financing; the issuance of common or preferred equity of the Company; sale of production payments and other nonrecourse financing; as well as additional bank financing. Availability of these sources of capital will depend upon a number of factors, some of which are beyond the control of the Company.

Dividends
      The Company was required to pay dividends on its $.75 Convertible Preferred Stock, when and if declared, in shares of Common Stock through 1993. On February 1, 1994, a cash dividend of $.1875 on its $.75 Convertible Preferred Stock was paid to holders of record on January 14, 1994. On February 20, 1994 the Board of Directors declared a cash dividend of $.1875 on the $.75 Convertible Preferred Stock, payable May 1, 1994 to holders of record on April 8, 1994. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

Gas Balancing
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first three months of 1994 to approximately 9 BCF from approximately 10 BCF at December 31, 1993. The Company currently estimates that approximately 2 BCF will be repaid in the remainder of 1994 and 2 BCF will be repaid in 1995 under such agreements. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting gas revenue and cash flow.


Item 6.  Exhibits and Reports on Form 8-K
_______  _________________________________

(a)   Exhibits

Exhibit  10.1 Description of Employee Overriding Royalty Bonuses,
incorporated  herein by reference to Exhibit 10.1  to  Form  10-K for  Forest Oil Corporation for the year ended December 31,  1990
(File No. 0-4597).

Exhibit  10.2  Description  of  Executive  Life  Insurance  Plan,
incorporated  herein by reference to Exhibit 10.2  to  Form  10-K for  Forest Oil Corporation for the year ended December 31,  1991
(File No. 0-4597).

Exhibit   10.3   Form  of  non-qualified  Deferred   Compensation
Agreement, incorporated herein by reference to Exhibit 10.3 to Form 10-K for Forest Oil Corporation for the year ended December
31, 1990 (File No. 0-4597).

Exhibit   10.4  Form  of  non-qualified  Supplemental   Executive
Retirement  Plan,  incorporated herein by  reference  to  Exhibit
10.4  to Form 10-K for Forest Oil Corporation for the year  ended
December 31, 1990 (File No. 0-4597).

Exhibit    10.5   Form   of   Executive   Retirement   Agreement,
incorporated  herein by reference to Exhibit 10.5  to  Form  10-K for  Forest Oil Corporation for the year ended December 31,  1990
(File No. 0-4597).

Exhibit  10.6 Forest Oil Corporation 1992 Stock Option  Plan  and
Option  Agreement,  incorporated herein by reference  to  Exhibit
10.7  to Form 10-K for Forest Oil Corporation for the year  ended
December 31, 1991 (File No. 0-4597).

Exhibit 10.7 Letter Agreement with Richard B. Dorn relating to a revision to Exhibit 10.5 hereof, incorporated herein by reference to Exhibit 10.11 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-
4597).

Exhibit 10.8 Forest Oil Corporation Annual Incentive Plan effective as of January 1, 1992, incorporated herein by reference to Exhibit 10.8 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1992 (File No. 0-
4597).

Exhibit 10.9 Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.9 to Form 10-K for Forest Oil
Corporation  for the year ended December 31, 1993  (File  No.  0-
4597).

Exhibit 10.10 Form of Settlement Agreement and General Release between John F. Dorn and Forest Oil Corporation dated March 7, 1994, incorporated herein by reference to Exhibit 10.10 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).

*Exhibit   11    Forest  Oil  Corporation  and   Subsidiaries   -
Calculation of Earnings per Share of Common Stock.


* Filed with this report.

(b)  Reports on Form 8-K
     ___________________

     Form 8-K/A (date of report December 30, 1993) was filed by Forest on March 14, 1994 reporting Item 7 and the following financial statements:

      (a) Loma Vieja/Martinez Properties Historical Summaries of Oil and Gas Revenue and Direct Operating Expenses.

      (b)     Pro forma financial information.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FOREST OIL CORPORATION
                                         (Registrant)



Date:  May 13, 1994                      /s/ Daniel L. McNamara
                              ____________________________________
                                       Daniel L. McNamara
                                Corporate Counsel and Secretary
                              (Signed on behalf of the registrant)



                                           /s/ David H. Keyte
                              ____________________________________
                                        David H. Keyte
                                    Vice President and Chief
                                       Accounting Officer
                                 (Principal Accounting Officer)