Form 10-Q
period 1994-06-30
FOREST OIL CORP
filed 1994-08-15
CIK 38079

__________________________________________________________________
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

     Yes   X   No
         ____      ____
                                               Number of Shares
                                                 Outstanding
Title of Class of Common Stock                   July 31, 1994
______________________________                 _______________
Common Stock, Par Value $.10 Per Share             28,124,969
__________________________________________________________________


                      PART I.  FINANCIAL INFORMATION

                          FOREST OIL CORPORATION
                   Condensed Consolidated Balance Sheets
                                (Unaudited)
                                                    June 30,    December 31,
                                                      1994          1993
                                                    ________    ___________
                                                        (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $    3,515         6,949
  Accounts receivable                                25,216        25,257
  Other current assets                                3,263         3,309
                                                    _______     _________

      Total current assets                           31,994        35,515

Property and equipment, at cost:
  Oil and gas properties - full cost
    accounting method                             1,149,590     1,140,656
  Buildings, transportation and
    other equipment                                  12,518        12,420
                                                  _________     _________

                                                  1,162,108     1,153,076
  Less accumulated depreciation, depletion
    and valuation allowance                         822,822       787,380
                                                  _________     _________

      Net property and equipment                    339,286       365,696

Investment in and advances to affiliate              11,501        16,451

Other assets                                         10,785         9,093
                                                  _________     _________

                                                 $  393,566       426,755
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                 $    2,977         3,894
  Current portion of nonrecourse secured
    loan and production payment obligation            6,501         4,371
  Current portion of subordinated debentures              -         7,171
  Accounts payable                                   17,662        28,348
  Retirement benefits payable to executives
    and directors                                       553           553
  Accrued expenses and other liabilities:
   Interest                                           4,295         3,817
   Other                                              1,932         1,857
                                                  _________     _________

      Total current liabilities                      33,920        50,011

Long-term bank debt                                  29,000        25,000
Nonrecourse secured loan and production
  payment obligation                                 67,029        70,035
Subordinated debentures                              99,294        99,272
Retirement benefits payable to executives
  and directors                                       3,774         4,135
Other liabilities                                    23,084        22,918
Deferred revenue                                     52,463        67,228

Shareholders' equity:
  Convertible preferred stock                        15,845        15,845
  Capital stock                                       2,826         2,825
  Capital surplus                                   190,450       193,717
  Accumulated deficit                              (119,809)     (117,656)
  Foreign currency translation                       (1,208)         (785)
  Treasury stock                                     (3,102)       (5,790)
                                                  _________     _________

      Total shareholders' equity                     85,002        88,156
                                                  _________     _________

                                                 $  393,566       426,755
                                                  =========     =========



  See accompanying notes to condensed consolidated financial statements.


                         FOREST OIL CORPORATION
     Condensed Consolidated Statements of Production and Operations
                               (Unaudited)

                                   Three Months Ended       Six Months Ended
                                 ____________________     ____________________
                                 June 30,     June 30,    June 30,    June 30,
                                  1994         1993        1994        1993
                                 ________     ________    ________    ________

                        (In Thousands Except Production and Per Share Amounts) PRODUCTION
  Gas (mmcf)                      12,621       10,565      25,257      19,697
                                  ======       ======      ======     =======


  Oil and condensate
    (thousands of barrels)           404          376         787         777
                                  ======       ======      ======     =======


CONSOLIDATED STATEMENTS OF OPERATIONS
Revenue:
  Oil and gas sales:
     Gas                         $24,153       21,091      49,756      37,990
     Oil and condensate            6,537        6,963      10,995      13,854
     Products and other               92            -         214           -
                                  ______       ______      ______      ______

                                  30,782       28,054      60,965      51,844
  Miscellaneous, net                 975          (79)      1,862       1,257
                                  ______       ______      ______      ______

     Total revenue                31,757       27,975      62,827      53,101

Expenses:
  Oil and gas production           5,900        4,215      11,228       8,892
  General and administrative       2,502        2,810       4,589       4,974
  Interest                         6,828        6,670      13,475      13,315
  Depreciation and depletion      17,701       15,438      35,604      28,996
                                   ______      ______      ______      ______

     Total expenses               32,931       29,133      64,896      56,177
                                  ______       ______      ______      ______

Loss before income taxes
   and cumulative effects of
   changes in accounting
   principles                     (1,174)      (1,158)     (2,069)     (3,076)

Income tax expense (benefit):
  Current                             84          420          84         426
  Deferred                             -         (640)          -      (1,298)
                                  ______       ______      ______      ______

                                      84         (220)         84        (872)
                                  ______       ______      ______      ______


Loss before cumulative effects
  of changes in accounting
  principles                      (1,258)        (938)     (2,153)     (2,204)

Cumulative effects of changes
    in accounting principles:
  Postretirement benefits, net
    of income tax benefit
    of $1,639,000                      -            -           -      (3,183)
  Income taxes                         -            -           -       2,060
                                  ______       ______      ______      ______

                                       -            -           -      (1,123)
                                  ______       ______      ______      ______

Net loss                         $(1,258)        (938)     (2,153)     (3,327)
                                  ======       ======      ======      ======


Weighted average number of
  common shares outstanding       28,071       17,603      28,039      16,224
                                  ======       ======      ======      ======


Net loss attributable to
  common stock                   $(1,798)      (1,508)     (3,233)     (4,484)
                                  ======       ======      ======      ======

Primary and fully diluted
    loss per share:
  Loss before cumulative effects
    of changes in accounting
    principles                   $  (.06)        (.09)       (.12)       (.21)
                                  ======       ======      ======      ======

  Net loss                       $  (.06)        (.09)       (.12)       (.28)
                                  ======       ======      ======      ======




 See accompanying notes to condensed consolidated financial statements.




                            FOREST OIL CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                        _____________________
                                                        June 30,     June 30,
                                                         1994          1993
                                                        ________     ________
                                                            (In Thousands)
Cash flows from operating activities:
 Loss before cumulative effects of changes
   in accounting principles                          $   (2,153)      (2,204)
 Adjustments to reconcile loss before cumulative
   effects of changes in accounting principles to
   net cash provided by operating activities:
     Depreciation and depletion                          35,604       28,996
Deferred Federal income tax benefit                           -       (1,298)
     Other, net                                           1,728        2,429
                                                         _______      ______

                                                         35,179       27,923

     Net changes in current assets and liabilities:
       Decrease in accounts receivable                       41           18
       (Increase) decrease in other current assets           46       (2,062)
       Decrease in accounts payable                     (10,686)     (20,274)
       Decrease in accrued expenses and other
         liabilities                                        553         (968)
                                                         _______      _______

         Net cash provided by operating activities       25,133        4,637

Cash flows from investing activities:
 Capital expenditures for property and equipment        (16,120)     (39,173)
 Proceeds from sales of property and equipment            6,860        2,545
 Decrease in other assets, net                            2,996          692
                                                         _______      _______

         Net cash used by investing activities           (6,264)     (35,936)

Cash flows from financing activities:
 Proceeds of long-term bank debt                          9,000            -
 Repayments of long-term bank debt                       (5,000)           -
 Repayments of production payment                        (1,770)      (3,357)
 Redemptions & purchases of subordinated debentures      (7,171)      (2,610)
 Proceeds of volumetric production payments               4,353       27,261
 Amortization of deferred revenue                       (19,118)     (17,276)
 Proceeds of common stock offering, net of
   offering costs                                             -       51,506
 Preferred stock dividends                               (1,080)           -
 Deferred debt costs                                       (419)           -
 Decrease in cash overdraft                                (917)      (2,335)
 Decrease in other liabilities, net                        (195)        (806)
                                                         ______       _______

         Net cash provided (used) by financing
           activities                                   (22,317)       52,383

Effect of exchange rate changes on cash                      14            (1)
                                                         ______       _______


Net increase (decrease) in cash and cash equivalents     (3,434)       21,083

Cash and cash equivalents at beginning of period          6,949        63,487
                                                         ______       _______


Cash and cash equivalents at end of period           $    3,515        84,570
                                                         ======       =======


Cash paid during the period for:
 Interest                                            $   12,138        12,303
                                                         ======       =======

 Income taxes                                        $        3           427
                                                         ======       =======


    See accompanying notes to condensed consolidated financial statements.



                     FOREST OIL CORPORATION
      Notes to Condensed Consolidated Financial Statements
             Six Months Ended June 30, 1994 and 1993
                           (Unaudited)


(1)  Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1994 and the results of operations for the six month periods ended June 30, 1994 and 1993. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Securities and Exchange Commission.

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

     Fully diluted earnings (loss) per share is computed assuming, in addition to the above, (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the six months ended June 30, 1994 and 1993.

(3)  Acquisitions

     The   Company  completed  three  significant   property
     acquisitions in the last half of 1993.  The results  of
     operations  of the Company for the last  half  of  1993
     include the effects of those acquisitions.

(4)  Investment in and Advances to Affiliate

     On June 24, 1994 the Company's affiliate, CanEagle Resources Corporation (CanEagle), sold a significant portion of its oil and gas properties in Canada to a third party. In conjunction with this transaction, the Company received payment of approximately $4,400,000 ($6,124,000 CDN) representing principal and unpaid interest on the CanEagle subordinated debenture held by the Company. In addition, the Company exchanged its remaining investment in CanEagle for preferred shares of a newly formed entity, Archean Energy, Ltd. The Company recognized no gain or loss as a result of this transaction.



              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations for the Second Quarter of 1994

Net Loss
      The net loss for the second quarter of 1994 was $1,258,000 or $.06 per common share compared to a net loss of $938,000 or $.09 per common share in the second quarter of 1993. Total revenue increased 14% in the 1994 period compared to the 1993 period due primarily to increased natural gas production volumes from properties acquired in 1993, but was more than offset by increased oil and gas production expense and depletion expense. The weighted average number of common shares outstanding during the second quarter ended June 30, 1994 was approximately 28,071,000 compared to approximately 17,603,000 in the corresponding period of the prior year due primarily to the issuance of 11,080,000 shares of Common Stock in June, 1993. This resulted in a lower loss per share for the second quarter of 1994 compared to the second quarter of 1993, despite the larger loss in the 1994 period compared to the 1993 period.

Revenue
      The Company's oil and gas sales revenue increased by 10% to $30,782,000 in the second quarter of 1994 from $28,054,000 in the second quarter of 1993. As a result of property acquisitions, natural gas production levels and oil production levels for the 1994 period increased over the 1993 period by 19% and 7%, respectively. The average sales price for natural gas in the second quarter of 1994 was $1.91 per thousand cubic feet of natural gas (MCF), a decrease of $.09 per MCF or 5% compared to the average sales price of $2.00 per MCF in the second quarter of the prior year. The average sales price for oil in the second quarter of 1994 of $16.18 per barrel represented a decrease of $2.34 per barrel or 13% compared to the average sales price of $18.52 per barrel in the same period of the prior year.

      Miscellaneous  net  revenue increased to  $975,000  in  the second  quarter  of  1994 from $(79,000) in the  comparable  1993 quarter. The 1994 amount includes income from the reversal of an accounts receivable reserve.

Expenses
      On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased 18% in the second quarter of 1994 to $.39 per MCFE from $.33 per MCFE in the second quarter of 1993.

       General and administrative expense was $2,502,000, a decrease of 11% from $2,810,000 in the second quarter of 1993. Total overhead costs (capitalized and expensed general and administrative costs) of $4,092,000 in the second quarter of 1994 decreased 12% from $4,633,000 in the comparable period in 1993. Both decreases are due primarily to lower professional services costs.

     Interest expense of $6,828,000 in the second quarter of 1994 increased slightly from $6,670,000 in the comparable period in 1993. The reduction in interest expense due to the redemptions or purchases of the Company's subordinated debentures and 12 3/4% Senior Secured Notes in 1993 was offset by the interest expense incurred in connection with the Company's 11 1/4% Senior Subordinated Notes and a nonrecourse secured loan entered into in December 1993.

       Depreciation and depletion expense increased 15% to $17,701,000 in the second quarter of 1994 from $15,438,000 in the second quarter of 1993 due to increased production in the 1994 period. The depletion rate per unit of production in the 1994 period was $1.18 per MCFE, compared to $1.20 per MCFE in the prior year period.

Results of Operations for the Six Months Ended June 30, 1994

Net Loss
     The net loss for the first six months of 1994 was $2,153,000 or $.12 per common share compared to a net loss of $3,327,000 or $.28 per common share for the comparable period in 1993. The improved results are primarily due to increased natural gas volumes as a result of acquisitions. The weighted average number of common shares outstanding during the six months ended June 30, 1994 was approximately 28,039,000 compared to approximately 16,224,000 in the corresponding period of the prior year due primarily to the issuance of 11,080,000 shares of Common Stock in June, 1993.

Revenue
      The Company's oil and gas sales revenue increased by 18% to $60,965,000 in the first half of 1994 from $51,844,000 in the first half of 1993. Natural gas production levels for the 1994 period increased over the 1993 period by 28% due primarily to property acquisitions. Oil production levels for the 1994 period increased slightly from the 1993 period. The average sales price for natural gas in the first half of 1994 was $1.97 per MCF, an increase of $.04 per MCF or 2% over the average sales price in the first half of the prior year. The average sales price for oil in the first half of 1994 of $13.97 per barrel represented a decrease of $3.86 per barrel or 22% compared to the average sales price of $17.83 in the same period of the prior year.

     The production volumes and weighted average sales prices during the periods were as follows:

                                   Three months ended    Six months ended
                                   __________________    _________________
                                   June 30,   June 30,   June 30,   June 30,
                                    1994       1993       1994       1993
                                   ________   ________   ________   ________

Natural Gas
 Production under long-term fixed
  price contracts (MMCF) (1)         4,244      4,553      9,010      8,560
 Average contract sales price
  (per MCF) (1)                    $  1.81       1.61       1.79       1.57

 Production sold on the spot market
 (MMCF)                              8,377      6,012     16,247     11,137
 Spot sales price received(per MCF)$  1.95       2.49       2.10       2.31
 Effects of energy swaps(perMCF)(2)    .02       (.20)      (.03)      (.10)
                                    ______     ______     ______    ______

 Average spot sales price(perMCF)  $  1.97       2.29       2.07      2.21

 Total production (MMCF)`           12,621     10,565     25,257    19,697
 Average sales price (per MCF)    $   1.91       2.00       1.97      1.93

Oil and condensate (3)
 Total production (MBBLs)              404        376        787       777
 Average sales price (per BBL)    $  16.18      18.52      13.97     17.83

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

      Miscellaneous net revenue increased to $1,862,000 in the first half of 1994 from $1,257,000 in the comparable 1993 period. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment and the reversal of an accounts receivable reserve. The 1993 amount included an adjustment to reduce accrued severance taxes based on communications with the applicable state taxing authority.
Expenses
      Oil and gas production expense increased 26% to $11,228,000 in the first half of 1994 from $8,892,000 in the comparable period of 1993. The increase was due to increased oil and gas production. On an MCFE basis, production expense was $.37 per MCFE in the first half of 1994 and in the first half of 1993.

      General and administrative expense was $4,589,000 in the first half of 1994, a decrease of 8% from $4,974,000 in the first half of 1993. Total overhead costs (capitalized and expensed general and administrative costs) of $8,165,000 in the first half of 1994 increased slightly from $8,055,000 in the comparable period in 1993. The Company's salaried workforce was 139 at June 30, 1994 and 127 at June 30, 1993.

      The following table summarizes the total overhead costs incurred during the periods:

                                   Three months ended    Six months ended
                                   __________________    _________________
                                   June 30,   June 30,   June 30,   June 30,
                                    1994       1993       1994       1993
                                   ________   ________   ________   ________
                                                (In Thousands)

Overhead costs capitalized        $  1,590      1,823      3,576      3,081
     General and administrative
      costs expensed                 2,502      2,810      4,589      4,974
                                     _____      _____      _____      _____
       Total overhead costs       $  4,092      4,633      8,165      8,055
                                     =====      =====      =====      =====



      Interest expense of $13,475,000 in the first half of 1994 remained approximately the same as in the comparable period in 1993. The reduction in interest expense due to the redemptions or purchases of the Company's subordinated debentures and 12 3/4% Senior Secured Notes in 1993 was offset by the interest expense incurred in connection with the Company's 11 1/4% Senior Subordinated Notes and a nonrecourse secured loan entered into in December 1993.

       Depreciation and depletion expense increased 23% to $35,604,000 in the first half of 1994 from $28,996,000 in the first half of 1993 due to increased production in the 1994 period. The depletion rate per unit of production averaged $1.17 per MCFE for the first half of 1994 and for the first half of 1993. At June 30, 1994 the Company had undeveloped properties with a cost basis of approximately $41,824,000 which were excluded from depletion, compared to $18,305,000 at June 30, 1993. The increase is attributable primarily to acquisition of undeveloped properties in the Loma Vieja Field in December 1993.

      The Company was not required to record a writedown of the carrying value of its oil and gas properties in 1993 or in the first six months of 1994. Writedowns of the full cost pool may be required, however, if prices decrease, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

      As  of  December 31, 1993, there were no remaining deferred
tax   liabilities.    No   tax  benefits   for   operating   loss
carryforwards have been recorded in the first six months of 1994.

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

       Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112), required the Company to accrue the estimated cost of certain postemployment benefits provided to former employees. The Company adopted the provisions of SFAS No. 112 in the first quarter of 1994. The accumulated postemployment benefit obligation as of January 1, 1994 was not significant and, as such, has been included in general and administrative expense in the first quarter of 1994.

Capital Resources and Liquidity

     Cash Flow
      Historically, one of the Company's primary sources of capital has been net cash provided by operating activities, which has varied dramatically in prior periods, depending upon factors such as natural gas contract settlements and price fluctuations, which are difficult to predict.

      The following summary table reflects comparative cash flows for the Company for the periods ended June 30, 1994 and 1993:

                                           Six  Months Ended  June 30,
                                           ___________________________
                                            1994                1993
                                           ______              ______
                                                 (In Thousands)

Funds provided by operations (A)(B)       $ 35,179            27,923
Net cash provided by operating
  activities (B)                            25,133             4,637
Net cash used by investing activities       (6,264)          (35,936)
Net  cash  provided  (used) by
  financing activities                     (22,317)           52,383


(A) Funds provided by operations consists of net cash provided by operating activities adjusted for the changes in working capital items.

(B)      Includes   $15,568,000   and  $13,932,000   of   revenue
  associated with the Company's volumetric production payments for the six months ended June 30, 1994 and 1993, respectively.

Short-Term Liquidity and Working Capital Deficit
      In December 1993, the Company entered into a secured master credit facility (the Credit Facility) with The Chase Manhattan Bank, N.A. (Chase) as agent for a group of banks. Under the Credit Facility, the Company was able to borrow up to $17,500,000 for acquisition or development of proved oil and gas reserves, subject to semi-annual redetermination, and up to $17,500,000 for working capital and general corporate purposes. In May 1994, the Credit Facility was amended to increase the borrowing availability for working capital and general corporate purposes from $17,500,000 to $32,500,000. This increased the total borrowing capacity of the Company under the Credit Facility to $50,000,000. The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The Company pledged additional oil and gas properties in connection with the increase in borrowing availability. Borrowings less than $40,000,000 under the Credit Facility bear interest at the Chase base rate plus 3/8 of 1% or 1, 2, 3 or 6 month LIBOR plus 1 and 5/8%, payable quarterly. For borrowings equal to or greater than $40,000,000 but less than
$45,000,000, the interest rate is the Chase Base Rate plus 3/4% of 1% or 1, 2, 3 or 6 month LIBOR plus 2%, and for borrowings of $45,000,000 or more, the interest rate is the Chase Base Rate plus 1 and 1/4% or 1, 2, 3 or 6 month LIBOR plus 2 and 1/2%. A commitment fee of 1/2 of 1% is charged on unused availability. The maturity date of the Credit Facility is December 31, 1996. Under the terms of the Credit Facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities.

      Due to the significant capital requirements of acquisition and development activities undertaken in December 1993, the Company reported a working capital deficit of $14,496,000 at December 31, 1993. The Company did not meet the test imposed by the working capital covenant of the Credit Facility; compliance with this covenant was waived by Chase at December 31, 1993. The deficit was funded during the first quarter of 1994 primarily by additional borrowings of $9,000,000 under the Credit Facility, net proceeds of $2,600,000 from the sale of non-strategic oil and gas properties, and a short-term loan from The Chase Manhattan Bank, N.A. of $4,000,000, secured by a pledge of the Company's CanEagle securities. The cash inflows, in addition to cash provided by operating activities, enabled the Company to meet its obligations with respect to principal and interest payments and other short-term obligations. At June 30, 1994 the Company's working capital deficit was reduced to $1,926,000. The additional borrowings and short-term loan were paid in June, 1994. At June 30, 1994, the outstanding balance under this facility was $29,000,000 and the Company was in compliance with the working capital covenant of the Credit Facility.

     On June 24, 1994 the Company's affiliate, CanEagle Resources Corporation (CanEagle), sold a significant portion of its oil and gas properties in Canada to a third party. In conjunction with this transaction, the Company received payment of approximately $4,400,000 ($6,124,000 CDN) representing principal and unpaid interest on the CanEagle subordinated debenture held by the Company. In addition, the Company exchanged its remaining investment in CanEagle for preferred shares of a newly formed entity, Archean Energy, Ltd.

      The  Company  continues to explore  additional  sources  of short-term liquidity to fund its working capital needs, including
sales   of   additional  non-strategic  properties   and   excess
equipment, and other measures.

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

      Many  of the factors which may affect the Company's  future operating  performance  and long-term liquidity  are  beyond  the
Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results.
Volumetric Production Payments
     As of June 30, 1994, deferred revenue relating to production
payments  was  $52,463,000.   As of June  30,  1994,  the  annual
amortization  of deferred revenue and the corresponding  delivery and net sales volumes are set forth below:
                                                           Net sales volumes
                                                            attributable to
                                  Volumes required to be   production payment
                                    delivered to Enron     deliveries (1)
                                  ______________________  ___________________
                                                 Natural           Natural
               Annual amortization      Oil       Gas        Oil     Gas
               of deferred revenue    (MBBLS)    (MMCF)    (MBBLS)  (MMCF)
               ____________________   _______    ______   _______   ______
                  (In Thousands)

Remainder of 1994   $ 16,557            103       9,039       87      7,294
1995                  20,772            174      11,053      146      8,920
1996                   7,579             87       3,727       73      3,008
1997                   2,474              -       1,415        -      1,142
Thereafter             5,081              -       3,001        -      2,422
                     _______            ___      ______      ___      _____

                    $ 52,463            364     28,235       306     22,786
                      ======            ===     ======       ===     ======



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

      The Enron loan, which bears annual interest at the rate of 12.5%, was recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of the Company's Loma Vieja properties. At June 30, 1994 the principal amount of the loan was $57,733,000 and the recorded liability was $53,995,000. Under the terms of the Enron loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the Enron loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined. The Company's current estimate is that the remaining 1994 payments will reduce the recorded liability by approximately $4,280,000. Payments, if any, under the net profits conveyance will commence upon repayment of the principal amount of the Enron loan and will cease when the lender has received an internal rate of return, as defined, of 18% (15.25% through December 31, 1995).

      The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At June 30, 1994 the remaining recorded liability was $19,535,000. Under the terms of the dollar-denominated production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month cannot exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate is that the remaining 1994 payments will reduce the recorded liability by approximately $2,221,000.

Hedging Program
      In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At June 30, 1994, the Company had natural gas swaps for an aggregate of approximately 36 MMBTU per day of natural gas during 1994 at fixed prices ranging from $1.90 to $2.30 per MMBTU with a weighted average of $2.04 per MMBTU. At June 30, 1994, the Company had oil swaps for an aggregate of approximately 2,000 barrels per day of oil during 1994 at fixed prices ranging from $16.70 to $18.75 with a weighted average of $17.54 per barrel.

Summary  of  Cash Flow Considerations and Exposure to  Price  and
Reserve Risk
     As a result of volumetric production payments, energy swaps, and fixed contracts, the Company currently estimates that approximately 59% of its natural gas production and 52% of its oil production will not be subject to price fluctuations from July 1994 through December 1994. Existing volumetric production payments, energy swaps and fixed contracts currently cover approximately 50% of the Company's natural gas production and 44% of its oil production for the year ending December 31, 1995. Currently, it is the Company's intention to commit no more than 75% of its production to such arrangements at any point in time. See "Hedging Program" above.

     Capital Expenditures
       The   Company's  expenditures  for  property  acquisition,
exploration and development for the first six months of 1994 and 1993, including overhead related to these activities which were capitalized, were as follows:

                                   Six months ended June 30,
                                   _________________________

                                     1994             1993
                                   _______          _______
                                        (In Thousands)

        Property acquisition costs:
          Proved properties         $6,603          32,427
          Undeveloped properties         -               -
                                     _____          ______
                                     6,603          32,427

        Exploration costs:
          Direct costs                 881           2,041
          Overhead capitalized         359             245
                                     _____          ______
                                     1,240           2,286

       Development costs:
         Direct costs                4,960           1,502
         Overhead capitalized        3,217           2,836
                                     _____          ______
                                     8,177           4,338
                                     _____          ______
                                   $16,020          39,051
                                    ======          ======



      The Company's exploration and development expenditures for the last six months of 1994 are expected to be significantly higher than in the first six months of the year. The Company's expenditures for exploration and development for the remainder of 1994 are currently expected to be approximately $10,200,000 and $15,700,000, respectively, including capitalized overhead of $800,000 and $6,400,000, respectively. It is possible that some of these costs may be incurred in the first quarter of 1995. Planned levels of capital expenditures may be restricted, however, if the Company experiences lower than anticipated net cash provided by operations or other short-term liquidity problems.

      During 1994, the Company intends to continue a strategy of acquiring reserves which meet its investment criteria; however, no assurance can be given that the Company can locate or finance any property acquisitions. In order to finance future acquisitions, the Company is exploring many options including, but not limited to: a variety of debt instruments; the issuance of net profits interests; sales of non-strategic properties, prospects and technical information; joint venture financing; the issuance of common or preferred equity of the Company; sale of production payments and other nonrecourse financing; as well as additional bank financing. Availability of these sources of capital will depend upon a number of factors, some of which are beyond the control of the Company.

Dividends
      The Company was required to pay dividends on its $.75 Convertible Preferred Stock, when and if declared, in shares of Common Stock through 1993. On February 1, 1994, a cash dividend of $.1875 per share on its $.75 Convertible Preferred Stock was paid to holders of record on January 14, 1994. On May 1, 1994, a cash dividend of $.1875 per share on the $.75 Convertible Preferred Stock was paid to holders of record on April 8, 1994. On August 1, 1994, a cash dividend of $.1875 per share on the $.75 Convertible Preferred Stock was paid to holders of record on July 8, 1994. On August 10, 1994, the Board of Directors
declared a cash dividend of $1.875 per share on the $.75 Convertible Preferred Stock, payable November 1, 1994 to holders of record on October 7, 1994. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

Gas Balancing
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first six months of 1994 to approximately 9 BCF from approximately 10 BCF at December 31, 1993. The Company currently estimates that approximately 2 BCF will be repaid in the remainder of 1994 and 3 BCF will be repaid in 1995 under such agreements. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting gas revenue and cash flow.


              PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting held on May 11, 1994, the shareholders of the Company (a) elected three (3) Class IV directors and one (1) Class I director; and (b) ratified the appointment of KPMG Peat Marwick as independent auditors for the Company for 1994.

With respect to the election of the Class IV directors and the Class I director, votes for and withheld with respect to each director are as follows:

          John C. Dorn
               For              24,172,572 votes
               Withheld             93,212 votes

          Richard J. Callahan
               For              24,116,384 votes
               Withheld            149,400 votes

          Austin M. Beutner
               For              24,194,475 votes
               Withheld             71,309 votes

          Jack D. Riggs
               For              24,231,828 votes
               Withheld             33,956 votes

In all such cases, there were no broker non-votes.

With respect to the ratification of the appointment of KPMG Peat Marwick as independent auditors for the Company for 1994, 24,250,328 votes were cast in favor of such ratification, 64,503 votes were cast against such ratification, 77,206 votes abstained from voting and there were no broker non-votes.

Under New York law and the Company's By-laws, abstentions and broker non-votes have no effect on the outcome of the vote on any of the matters considered at the Annual Meeting. A broker non-vote occurs if a broker or other nominee does not have discretionary authority and has not received instructions with respect to a particular item.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

*Exhibit 4.1 Amendment No. 3 dated as of June 3, 1994 to the Credit Agreement dated as of December 1, 1993 between Forest Oil Corporation and Subsidiary Borrowers and Subsidiary Guarantors and The Chase Manhattan Bank (National Association), as agent.

*Exhibit  4.2 Amendment No. 1 dated as of June 28, 1994  to  the
Security  Agreement dated as of December 1, 1993 between  Forest
Oil   Corporation  and  The  Chase  Manhattan   Bank   (National
Association), as agent.

*Exhibit 4.3 First Amendment dated as of December 28, 1993 to the Loan Agreement between Forest Oil Corporation and Joint
Energy Development Investments Limited Partnership dated  as  of
December 28, 1993.

*Exhibit 4.4 First Amendment dated as of June 15, 1994 to the Deed of Trust, Assignment of Production, Security Agreement and Financing Statement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership dated as of December 28, 1993.

Exhibit 10.1 Description of Employee Overriding Royalty Bonuses, incorporated herein by reference to Exhibit 10.1 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990
(File No. 0-4597).

Exhibit 10.2 Description of Executive Life Insurance Plan, incorporated herein by reference to Exhibit 10.2 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991
(File No. 0-4597).

*Exhibit  10.3 Form  of  non-qualified  Executive Deferred
Compensation Plan  (File  No.  0- 4597).

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

Exhibit 10.10 Form of Settlement Agreement and General Release between John F.Dorn and Forest Oil Corporation dated March 7,1994, incorporated herein by reference to Exhibit 10.10 to Form 10-K for Forest OilCorporation for the year ended December 31, 1993 (File No. 0-4597).

*Exhibit 11  Forest  Oil  Corporation  and  Subsidiaries   -
Calculation of Earnings per Share of Common Stock.


* Filed with this report.

(b)    Reports on Form 8-K

      No reports on Form 8-K were filed by Forest during the quarter for which this report is filed.









                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FOREST OIL CORPORATION
                                          (Registrant)



Date:  August 12, 1994                /s/Daniel L. McNamara
                               __________________________________
                                       Daniel L. McNamara
                                Corporate Counsel and Secretary
                              (Signed on behalf of the registrant)



                                      /s/David H. Keyte
                               __________________________________
                                         David H. Keyte
                          Vice President and Chief Accounting Officer