Form 10-Q
period 1994-09-30
FOREST OIL CORP
filed 1994-11-14
CIK 38079

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                    FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

     Yes   X   No

         ------   ------

                                                            NUMBER OF SHARES
                                                               OUTSTANDING
TITLE OF CLASS OF COMMON STOCK                              OCTOBER 31, 1994
- ------------------------------                              ----------------
Common Stock, Par Value $.10 Per Share                        28,157,088

- -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                             FOREST OIL CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                   September 30,   December 31,
                                                                                        1994           1993
                                                                                     -----------    ----------
                                                                                            (In Thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                                          $    2,027          6,949
  Accounts receivable                                                                    22,918         25,257
  Other current assets                                                                    2,656          3,309
                                                                                     ----------     ----------
    Total current assets                                                                 27,601         35,515

Property and equipment, at cost:
  Oil and gas properties - full cost accounting method                                1,159,862      1,140,656
  Buildings, transportation and other equipment                                          12,569         12,420
                                                                                     ----------     ----------

                                                                                      1,172,431      1,153,076
  Less accumulated depreciation, depletion and valuation allowance                      870,100        787,380
                                                                                     ----------     ----------
    Net property and equipment                                                          302,331        365,696

Investment in and advances to affiliate                                                  11,731         16,451

Other assets                                                                             10,911          9,093
                                                                                     ----------     ----------
                                                                                     $  352,574        426,755
                                                                                     ----------     ----------
                                                                                     ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                                     $    3,464          3,894
  Current portion of nonrecourse secured loan and production payment obligation             686          4,371
  Current portion of subordinated debentures                                                 --          7,171
  Accounts payable                                                                       21,503         28,348
  Retirement benefits payable to executives and directors                                   610            553
  Accrued expenses and other liabilities:
Interest                                                                                  1,616          3,817
Other                                                                                     4,483          1,857
                                                                                     ----------     ----------

  Total current liabilities                                                              32,362         50,011

Long-term bank debt                                                                      27,000         25,000
Nonrecourse secured loan and production payment obligation                               74,606         70,035
Subordinated debentures                                                                  99,305         99,272
Retirement benefits payable to executives and directors                                   3,623          4,135
Other liabilities                                                                        20,657         22,918
Deferred revenue                                                                         43,791         67,228

Shareholders' equity:
  Convertible preferred stock                                                            15,845         15,845
  Capital stock                                                                           2,829          2,825
  Capital surplus                                                                       189,594        193,717
  Accumulated deficit                                                                  (153,548)      (117,656)
  Foreign currency translation                                                             (914)          (785)
  Treasury stock                                                                         (2,576)        (5,790)
                                                                                     ----------     ----------

    Total shareholders' equity                                                           51,230         88,156
                                                                                     ----------     ----------

                                                                                     $  352,574        426,755
                                                                                     ----------     ----------
                                                                                     ----------     ----------


     See accompanying notes to condensed consolidated financial statements.

                                      FOREST OIL CORPORATION
                Condensed Consolidated Statements of Production and Operations
                                             (Unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                ----------------------------  ------------------------------
                                                                September 30,  September 30,  September 30,    September 30,
                                                                     1994           1993            1994          1993
                                                                -------------  -------------  -------------    -------------
                                                                 (In Thousands Except Production and Per Share Amounts)

PRODUCTION
  Gas (MMCF)                                                         11,371         10,719         36,628         30,416
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

  Oil and condensate (thousand barrels)                                 365            369          1,152          1,146
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

STATEMENTS OF CONSOLIDATED OPERATIONS:
Revenue:
  Oil and gas sales:
  Gas                                                             $  20,727         19,943         70,483         57,933
  Oil and condensate                                                  5,830          5,811         16,825         19,665
  Products and other                                                     66             --            280             --
                                                                  ---------      ---------      ---------      ---------
                                                                     26,623         25,754         87,588         77,598
  Miscellaneous, net                                                    437            460          2,299          1,717
                                                                  ---------      ---------      ---------      ---------

  Total revenue                                                      27,060         26,214         89,887         79,315

Expenses:
  Oil and gas production                                              5,419          4,897         16,647         13,789
  General and administrative                                          2,964          2,582          7,553          7,556
  Interest                                                            6,602          5,753         20,077         19,068
  Depreciation and depletion                                         15,869         15,734         51,473         44,730
  Provision for impairment of oil and gas properties                 30,000             --         30,000             --
                                                                  ---------      ---------      ---------      ---------
  Total expenses                                                     60,854         28,966        125,750         85,143
                                                                  ---------      ---------      ---------      ---------
Loss before income taxes, cumulative effects of
  changes in accounting principles and extraordinary
  loss on extinguishment of debt                                    (33,794)        (2,752)       (35,863)        (5,828)

Income tax expense (benefit):
  Current                                                               (55)          (172)            29            254
  Deferred                                                               --           (227)            --         (1,525)
                                                                  ---------      ---------      ---------      ---------

                                                                        (55)          (399)            29         (1,271)
                                                                  ---------      ---------      ---------      ---------
Loss before cumulative effects of changes in
  accounting principles and extraordinary
  loss on extinguishment of debt                                    (33,739)        (2,353)       (35,892)        (4,557)

Cumulative effects of changes in accounting principles:
  Postretirement benefits, net of income tax
  benefit of $1,639,000                                                  --             --             --         (3,183)
  Income taxes                                                           --             --             --          2,060
                                                                  ---------      ---------      ---------      ---------
                                                                         --             --             --         (1,123)
                                                                  ---------      ---------      ---------      ---------

Loss before extraordinary loss on
  extinguishment of debt                                            (33,739)        (2,353)       (35,892)        (5,680)

Extraordinary loss on extinguishment of debt, net
  of tax benefit of $4,652,000                                           --        (10,749)            --        (10,749)
                                                                  ---------      ---------      ---------      ---------

Net loss                                                         $  (33,739)       (13,102)       (35,892)       (16,429)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------


                            (continued on next page)

                             FOREST OIL CORPORATION
    Condensed Consolidated Statements of Production and Operations, continued
                                   (Unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                ----------------------------  ------------------------------
                                                                September 30,  September 30,  September 30,    September 30,
                                                                     1994           1993            1994          1993
                                                                -------------   ------------  -------------    -------------
                                                                 (In Thousands Except Production and Per Share Amounts)

Weighted average number of common shares
  outstanding                                                        28,135         27,525         28,072         20,032
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

Net loss attributable to common stock                             $ (34,280)       (13,653)       (37,513)       (18,137)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

Primary and fully diluted loss per share:
  Loss before cumulative effects of changes in
     accounting principles and extraordinary
     loss on extinguishment of debt                               $   (1.20)          (.09)         (1.28)          (.23)
  Cumulative effects of changes in
     accounting principles                                               --             --             --           (.06)
                                                                  ---------      ---------      ---------      ---------

  Loss before extraordinary loss on
     extinguishment of debt                                           (1.20)          (.09)         (1.28)          (.29)
                                                                  ---------      ---------      ---------      ---------

  Extraordinary loss on extinguishment of debt                           --           (.39)            --           (.53)
                                                                  ---------      ---------      ---------      ---------

  Net loss                                                        $   (1.20)          (.48)         (1.28)          (.82)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

  Net loss attributable to common stock                           $   (1.22)          (.50)         (1.34)          (.91)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                    -----------------------------
                                                                                    September  30,  September 30,
                                                                                       1994              1993
                                                                                    --------------  -------------
                                                                                         (In Thousands)
Cash flows from operating activities:
  Loss before cumulative effects of changes in accounting principles
     and extraordinary loss on extinguishment of debt                                $  (35,892)        (4,557)
  Adjustments to reconcile loss to net cash provided by operating activities:
     Depreciation and depletion                                                          51,473         44,730
     Provision for impairment of oil and gas properties                                  30,000             --
     Deferred Federal income tax benefit                                                     --         (1,525)
     Other, net                                                                           3,230          2,526
                                                                                     ----------     ----------
                                                                                         48,811         41,174

     Net changes in current assets and liabilities:
       Decrease in accounts receivable                                                    2,339          3,913
       (Increase) decrease in other current assets                                          653           (844)
       Decrease in accounts payable                                                      (6,788)       (16,890)
       Increase (decrease) in accrued expenses and other liabilities                        425         (1,856)
                                                                                     ----------     ----------
                 Net cash provided by operating activities                               45,440         25,497

Cash flows from investing activities:
   Capital expenditures for property and equipment                                      (26,706)       (45,960)
   Proceeds from sales of property and equipment                                         13,203          2,726
   Increase in other assets, net                                                         (1,895)        (1,914)
                                                                                     ----------     ----------

                 Net cash used by investing activities                                  (15,398)       (45,148)

Cash flows from financing activities:
  Proceeds of long-term bank debt                                                        12,500             --
  Repayments of long-term bank debt                                                     (10,500)            --
  Proceeds of nonrecourse secured loan                                                    1,400             --
  Repayments of production payment                                                       (2,394)        (4,930)
  Redemptions and purchases of subordinated debentures                                   (7,171)       (33,094)
  Proceeds of volumetric production payments                                              4,353         27,261
  Amortization of deferred revenue                                                      (27,790)       (29,436)
  Proceeds of common stock offering, net of offering costs                                   --         51,506
  Issuance of senior subordinated notes, net of offering costs                               --         96,259
  Preferred stock dividends                                                              (1,621)            --
  Deferred debt costs                                                                      (702)          (113)
  Decrease in cash overdraft                                                               (430)        (2,575)
  Decrease in other liabilities, net                                                     (2,773)          (687)
                                                                                     ----------     ----------
           Net cash provided (used) by financing activities                             (35,128)       104,191

Effect of exchange rate changes on cash                                                     164             --
                                                                                     ----------     ----------

Net increase (decrease) in cash and cash equivalents                                     (4,922)        84,540

Cash and cash equivalents at beginning of period                                          6,949         63,487
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                             $  2,027        148,027
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Cash paid during the period for:
  Interest                                                                             $ 20,543         19,330
                                                                                     ----------     ----------
                                                                                     ----------     ----------

  Income taxes                                                                         $      6            453
                                                                                     ----------     ----------
                                                                                     ----------     ----------


     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 1994 and 1993
                                   (Unaudited)

(1)  Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1994 and the results of operations for the nine month periods ended September 30, 1994 and 1993. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Securities and Exchange Commission.

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

     Fully diluted earnings (loss) per share is computed assuming, in addition to the above, (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the nine months ended September 30, 1994 and 1993.

(3)  Acquisitions

     The Company completed three significant property acquisitions in the fourth quarter of 1993. The results of operations of the Company for the 1994 periods presented herein include the effects of those acquisitions.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1994

NET LOSS
     The net loss for the third quarter of 1994 was $33,739,000 or $1.22 per common share compared to a net loss of $13,102,000 or $.50 per common share in the third quarter of 1993. The 1994 loss included a $30,000,000 writedown of the book value of the Company's oil and gas properties due to a ceiling test limitation and the 1993 loss included an extraordinary loss on extinguishment of debt of $10,749,000.

REVENUE
     The Company's oil and gas sales revenue increased by 3% to $26,623,000 in the third quarter of 1994 from $25,754,000 in the third quarter of 1993. As a result of property acquisitions, discoveries and extensions, natural gas production levels for the 1994 period increased over the 1993 period, but these increases were partially offset by the effects of property sales and normal production declines. Oil production levels remained approximately the same in the third quarter of 1994 as in the third quarter of 1993. The average sales price for natural gas in the third quarter of 1994 was $1.82 per thousand cubic feet of natural gas (MCF), a decrease of $.04 per MCF or 2% compared to the average sales price of $1.86 per MCF in the third quarter of the prior year. The average sales price for oil in the third quarter of 1994 of $15.97 per barrel represented an increase of $.22 per barrel or 1% compared to the average sales price of $15.75 per barrel in the same period of the prior year.

EXPENSES
     Oil and gas production expense increased 11% to $5,419,000 in the third quarter of 1994 from $4,897,000 in the comparable period of 1993. The increase was due primarily to increased natural gas production. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased 5% in the third quarter of 1994 to $.40 per MCFE from $.38 per MCFE in the third quarter of 1993.

     General and administrative expense was $2,964,000 in the third quarter of 1994, an increase of 15% from $2,582,000 in the third quarter of 1993. Total overhead costs (capitalized and expensed general and administrative costs) of $4,911,000 in the third quarter of 1994 increased 13% from $4,332,000 in the comparable period in 1993. Both increases are due primarily to employee relocation expenses and increased insurance expense attributable to a larger asset base.


     Interest expense of $6,602,000 in the third quarter of 1994 increased 15% from $5,753,000 in the comparable period in 1993 due to higher loan balances as a result of recent capital spending.

     Depreciation and depletion expense increased slightly to $15,869,000 in the third quarter of 1994 from $15,734,000 in the third quarter of 1993 due to increased production in the 1994 period. The depletion rate per unit of production in the 1994 period was $1.16 per MCFE, compared to $1.20 per MCFE in the prior year period.

     Forest Oil and other companies utilizing full cost accounting are required to perform quarterly ceiling tests and to write down capitalized exploration and development costs to the extent such costs exceed the estimated value of oil and gas reserves calculated in the manner prescribed by the rules of the Securities and Exchange Commission (SEC). The SEC rules require the use of unescalated current contract prices or spot prices for volumes not under contract in the valuation of reserves. The Company's SEC PV10 reserve value (estimated future net revenues discounted at 10%) was severely impacted in the third quarter because its reserves are primarily natural gas which has experienced periods of price volatility since being deregulated, including a sharp decline in the third quarter of 1994. The writedown results entirely from low natural gas prices and is not the result of a decrease in the quantity of the Company's oil and gas reserves. The writedown of the carrying value of oil and gas properties will have no effect upon the Company's cash flow, liquidity or debt covenants.

     Presented below is a schedule of Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves from December 31, 1993 to September 30, 1994, prepared in accordance with Statement of Financial Accounting Standards No. 69. Changes in the demand for oil and natural gas, inflation and other factors make estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company's proved reserves. The information presented demonstrates that the writedown is entirely attributable to a decrease in spot market prices for natural gas. Even though reserves have been added through purchases, extensions, discoveries and revisions, the increased value attributed to such reserves was more than offset by the impact of decreasing prices.

                                                                                       Nine Months Ended
                                                                                      September 30, 1994
                                                                                      -------------------
                                                                                        (In Thousands)

December 31, 1993                                                                          $ 299,053

Changes resulting from:
  Sales of oil and gas, net of production costs                                              (51,039)
  Net changes in prices and future production costs                                          (82,301)
  Net changes in future development costs                                                      5,360
  Extensions, discoveries and improved recovery                                                9,209
  Previously estimated development costs incurred during the period                            5,593
  Revisions of previous quantity estimates                                                     8,957
  Sales of reserves in place                                                                  (7,972)
  Purchases of reserves in place                                                               8,325
  Accretion of discount on reserves at beginning of year before income taxes                  24,251
  Net change in income taxes                                                                  23,156
                                                                                           ---------
September 30, 1994                                                                         $ 242,592
                                                                                           ---------
                                                                                           ---------

     The Company could have chosen to lessen or completely eliminate the need for a writedown by entering into financial derivatives (swaps) and locking in future natural gas prices. The Company would have had to contract approximately one-third of its natural gas reserve base to avoid the entire writedown.
Company management decided not to enter into such contracts because it believes the natural gas market is now at a cyclical low, and such arrangements would ultimately be detrimental to the Company's shareholders. In addition, the Company considered but chose not to adopt successful efforts accounting. It is management's belief that full cost accounting remains the most appropriate method of accounting for the Company's current mix of operations, despite the quarterly ceiling test requirement.

     Additional writedowns of the full cost pool may be required if prices decrease, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

NET LOSS
     The net loss for the first nine months of 1994 was $35,892,000 or $1.34 per common share compared to a net loss of $16,429,000 or $.91 per common share for the comparable period in 1993. The 1994 net loss included a $30,000,000 writedown of the book value of the Company's oil and gas properties as described above. The 1993 net loss included cumulative effects of changes in accounting principles of $1,123,000 and an extraordinary loss on extinguishment of debt of $10,749,000. The increase in operating revenues in the first nine months of 1994 from the properties acquired at the end of 1993 was more than offset by an increase in production and depletion expense in the 1994 period. The weighted average number of common shares outstanding during the nine months ended September 30, 1994 was approximately 28,072,000 compared to approximately 20,032,000 in the corresponding period of the prior year due primarily to the issuance of 11,080,000 shares of Common Stock in June, 1993.

REVENUE
     The Company's oil and gas sales revenue increased by 13% to $87,588,000 for the nine months ended September 30, 1994 from $77,598,000 in the comparable period of 1993. Natural gas production levels for the 1994 period increased over the 1993 period by 20% due primarily to property acquisitions. Oil production levels for the 1994 period increased slightly from the 1993 period. The average sales price for natural gas in the first nine months of 1994 was $1.92 per MCF, an increase of $.02 per MCF or 1% over the average sales price of $1.90 in the first nine months of the prior year. The average sales price for oil in the first nine months of 1994 of $14.60 per barrel represented a decrease of $2.56 per barrel or 15% compared to the average sales price of $17.16 in the same period of the prior year.

     The production volumes and weighted average sales prices during the periods were as follows:


                                                       Three Months Ended                Nine Months Ended
                                                  -----------------------------   -----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                       1994           1993           1994           1993
                                                  -------------   -------------   -------------   -------------
                                                                          (In Thousands)
Natural Gas
  Production under long-term fixed price
     contracts (MMCF) (1)                              4,048          5,493         13,057         14,053
  Average contract sales price (per MCF) (1)        $   1.78           1.73           1.78           1.63

  Production sold on the spot market (MMCF)(2)         7,323          5,226         23,571         16,363
  Spot sales price received (per MCF)               $   1.71           2.11           1.98           2.25
  Effects of energy swaps (per MCF) (2)                  .14           (.12)           .02           (.11)
                                                   ---------      ---------      ---------      ---------

  Average spot sales price (per MCF)                $   1.85           1.99           2.00           2.14

  Total production (MMCF)                             11,371         10,719         36,628         30,416
  Average sales price (per MCF)                      $  1.82           1.86           1.92           1.90


Oil and condensate (3)
  Total production (MBBLS)                               365            369          1,152          1,146
  Average sales price (per BBL)                     $  15.97          15.75          14.60          17.16

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. See "Volumetric Production Payments" below.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged volumes were 3,458 MMCF and 2,094 MMCF for the three months ended September 30, 1994 and 1993, respectively, and 8,840 MMCF and 6,004 MMCF for the nine months ended September 30, 1994 and 1993, respectively.
(3) Oil and condensate production is sold primarily on the spot market. An immaterial amount of production is covered by long-term fixed price contracts, including scheduled deliveries under volumetric production payments, net of royalties.


     Miscellaneous net revenue increased to $2,299,000 in the first nine months of 1994 from $1,717,000 in the comparable 1993 period. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment and the reversal of an accounts receivable reserve. The 1993 amount included an adjustment to reduce accrued severance taxes based on communications with the applicable state taxing authority.

EXPENSES
     Oil and gas production expense increased 21% to $16,647,000 in the first nine months of 1994 from $13,789,000 in the comparable period of 1993. The increase was due to increased natural gas production. On an MCFE basis, production expense was $.38 per MCFE in the first nine months of 1994 and $.37 in the first nine months of 1993.

     General and administrative expense was $7,553,000 in the first nine months of 1994, a slight decrease from $7,556,000 in the first nine months of 1993. Total overhead costs (capitalized and expensed general and administrative costs) of $13,076,000 in the first nine months of 1994 increased 6% from $12,387,000 in the comparable period in 1993, primarily due to employee relocation expenses and increased insurance expense attributable to a larger asset base. The Company's salaried workforce was 142 at September 30, 1994 and 133 at September 30, 1993.

     The following table summarizes the total overhead costs incurred during the periods:


                                             Three Months Ended               Nine Months Ended
                                         ------------------------------    -----------------------------
                                         September 30,    September 30,    September 30,   September 30,
                                             1994             1993             1994            1993
                                         -------------    -------------    --------------  -------------
                                                                   (In Thousands)
Overhead costs capitalized                 $   1,947            1,750           5,523            4,831
General and administrative costs
expensed                                       2,964            2,582           7,553            7,556
                                           ---------        ---------       ---------        ---------

Total overhead costs                       $   4,911            4,332          13,076           12,387
                                           ---------        ---------       ---------        ---------
                                           ---------        ---------       ---------        ---------

     Interest expense of $20,077,000 in the first nine months of 1994 increased 5% from $19,068,000 in the comparable period in 1993 due to higher loan balances as a result of recent capital spending.

     Depreciation and depletion expense increased 15% to $51,473,000 in the first nine months of 1994 from $44,730,000 in the first nine months of 1993 due to increased production in the 1994 period. The depletion rate per unit of production averaged $1.17 per MCFE for the first nine months of 1994 and $1.18 per MCFE for the first nine months of 1993. At September 30, 1994 the Company had undeveloped properties with a cost basis of approximately $41,824,000 which were excluded from depletion, compared to $18,305,000 at September 30, 1993. The increase is attributable primarily to the acquisition of undeveloped properties in 1992 and 1993.

     As described previously, the Company was required to record a $30,000,000 writedown of the carrying value of its oil and gas properties at September 30, 1994. Additional writedowns of the full cost pool may be required if prices decrease, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

     As of December 31, 1993, there were no remaining deferred tax liabilities. No tax benefits for operating loss carryforwards have been recorded in the first nine months of 1994.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW
     Historically, one of the Company's primary sources of capital has been funds provided by operations, which has varied dramatically in prior periods depending upon factors such as natural gas contract settlements and price fluctuations, which are difficult to predict.

     The following summary table reflects comparative cash flows for the Company for the periods ended September 30, 1994 and 1993:


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                     1994                 1993
                                                                    ------               ------
                                                                           (In Thousands)
     Funds provided by operations (A) (B)                         $  48,811               41,174
     Net cash provided by operating activities (B)                   45,440               25,497
     Net cash used by investing activities                          (15,398)             (45,148)
     Net cash provided (used) by financing activities (B)           (35,128)             104,191

(A) Funds provided by operations consists of net cash provided by operating activities adjusted for the changes in working capital items.

(B) Includes $22,625,000 and $23,865,000 associated with the Company's volumetric production payments for the nine months ended September 30, 1994 and 1993, respectively.

SHORT-TERM LIQUIDITY AND WORKING CAPITAL DEFICIT
     The Company has a secured master credit facility (the Credit Facility) with The Chase Manhattan Bank, N.A. (Chase) as agent for a group of banks. Under the Credit Facility, the Company is able to borrow up to $17,500,000 for acquisition or development of proved oil and gas reserves, and up to $32,500,000 for working capital and general corporate purposes, subject to semi-annual redetermination at the banks' discretion. The total borrowing capacity of the Company under the Credit Facility is $50,000,000. The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The maturity date of the Credit Facility is December 31, 1996. Under the terms of the Credit Facility, the Company is subject to certain covenants, including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities. At September 30, 1994, the outstanding balance under the Credit Facility was $27,000,000 and the Company was in compliance with the covenants of the Credit Facility.

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

     The Company believes that it currently has adequate sources of short-term liquidity to meet its working capital needs and to fund planned capital expenditures. The Company continues to explore additional sources of short-term liquidity, however, including sales of additional non-strategic properties and excess equipment, and other measures.

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

     On December 30, 1993, the Company entered into a nonrecourse secured loan agreement (the Enron loan) arranged by Enron Finance Corp., an affiliate of Enron Gas Services. For a further discussion of the Enron loan, see "Nonrecourse Secured Loan and Dollar-Denominated Production Payment" below. This financing provided acquisition capital, as well as capital to execute Forest's exploitation strategy.

     Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term liquidity, including public and private issuances of equity and refinancing debt with equity.

VOLUMETRIC PRODUCTION PAYMENTS
     As of September 30, 1994, deferred revenue relating to production payments was $43,791,000. As of September 30, 1994, the annual amortization of deferred revenue and the corresponding delivery and net sales volumes are set forth below:


                                                                          Net sales volumes
                                         Volumes required to be      attributable to production
                                            delivered to Enron         payment deliveries (1)
                                         -----------------------     --------------------------
                                                    Natural                      Natural
                    Annual amortization      Oil      Gas              Oil         Gas
                    of deferred revenue    (MBBLS)   (MMCF)           (MBBLS)     (MMCF)
                    -------------------    -------  -------           -------     -------
                       (In Thousands)
Remainder of 1994        $  7,885             51      4,365              43        3,522
1995                       20,772            174     11,045             146        8,913
1996                        7,579             87      3,721              73        3,003
1997                        2,474             --      1,410              --        1,138
Thereafter                  5,081             --      2,886              --        2,329
                        ---------         ------     ------           -----      -------
                        $  43,791            312     23,427             262       18,905
                        ---------         ------     ------           -----      -------
                        ---------         ------     ------           -----      -------

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

     The Enron loan, which bears annual interest at the rate of 12.5%, was recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of the Company's Loma Vieja properties located in south Texas. At September 30, 1994 the principal amount of the loan was $59,833,000 and the recorded liability was $56,381,000. Under the terms of the Enron loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the Enron loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined. The Company currently estimates that the loan balance will be increased by approximately $1,500,000 in the fourth quarter of 1994 and by approximately $1,600,000 in 1995 due to planned capital expenditures and the effects of depressed natural gas prices. Estimated liability reductions for 1996 through 1998, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, are approximately $2,600,000, $14,800,000 and $15,800,000, respectively. Payments, if any, under the net profits conveyance will commence upon repayment of the principal amount of the Enron loan and will cease when the lender has received an internal rate of return, as defined, of 18% (15.25% through December 31, 1995).

     The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At September 30, 1994 the remaining recorded liability was $18,911,000. Under the terms of the dollar-denominated production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month cannot exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that remaining 1994 payments will reduce the recorded liability by approximately $235,000. Estimated liability reductions for 1995 through 1998, under the same production, pricing, capital expenditure and discount scenario are approximately $2,600,000, $780,000, $1,700,000 and $3,500,000, respectively.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At September 30, 1994, the Company had natural gas swaps and collars for an aggregate of approximately 38 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1994 at fixed prices and floors (NYMEX basis) ranging from $1.90 to $2.33 per MMBTU (million British Thermal Units) with a weighted average of $2.04 per MMBTU and an aggregate of approximately 27.5 BBTU per day of natural gas during 1995 at fixed prices and floors ranging from $1.90 to $2.40 per MMBTU with a weighted average of $2.02 per MMBTU. Under the terms of the nonrecourse secured loan, the Company also has the option to pay $0.10 per MMBTU in December 1994 to buy a floor for 1995 at $1.70 per MMBTU on 11.8 BBTU per day. At September 30, 1994, the Company had oil swaps for an aggregate of approximately 2,000 barrels per day of oil during the remainder of 1994 at fixed prices ranging from $16.70 to $18.75 (NYMEX basis) with a weighted average of $17.64 per barrel and an aggregate of approximately 1,300 barrels per day of oil during 1995 at fixed prices ranging from $16.70 to $17.75 per barrel with a weighted average of $17.23 per barrel.

SUMMARY OF CASH FLOW CONSIDERATIONS AND EXPOSURE TO PRICE AND RESERVE RISK
     As a result of volumetric production payments, energy swaps and fixed contracts, the Company currently estimates that approximately 62% of its natural gas production and 50% of its oil production will not be subject to price fluctuations in the fourth quarter of 1994. It is estimated that existing volumetric production payments, energy swaps, collars and fixed contracts currently cover approximately 48% (excluding the option to purchase the $1.70 floor described above) of the Company's anticipated natural gas production and 43% of its oil production for the year ending December 31, 1995. Currently, it is the Company's intention to commit no more than 75% of its anticipated production to such arrangements at any point in time. See "Hedging Program" above.

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first nine months of 1994 and 1993, including overhead related to these activities which was capitalized, were as follows:


                                      Nine months ended September 30,
                                            1994            1993
                                      -------------      -------------
                                               (In Thousands)
     Property acquisition costs:
     Proved properties                    $  8,835         32,347
     Undeveloped properties                     --             --
                                          --------       --------
                                             8,835         32,347


     Exploration costs:
     Direct costs                            5,501          3,983
     Overhead capitalized                      414            442
                                          --------       --------


                                             5,915          4,425


     Development costs:
     Direct costs                            6,693          4,609
     Overhead capitalized                    5,109          4,389
                                          --------       --------
                                            11,802          8,998
                                          --------       --------
                                          $ 26,552         45,770
                                          --------       --------
                                          --------       --------

     The Company's exploration and development expenditures for the last three months of 1994 are expected to be significantly higher than in the first nine months of the year as a result of higher levels of drilling activity. The Company's expenditures for exploration and development for the remainder of 1994 are currently expected to be approximately $7,934,000 and $9,655,000, respectively, including capitalized overhead of $109,000 and $1,705,000, respectively. It is possible that some of these costs may be incurred in the first quarter of 1995. Planned levels of capital expenditures are subject to substantial revision.

     During the remainder of 1994, the Company intends to continue a strategy of acquiring reserves that meet its investment criteria; however, no assurance can be given that the Company can locate or finance any property acquisitions. In order to finance future acquisitions, the Company is exploring many options including, but not limited to: a variety of debt instruments; the issuance of net profits interests; sales of non-strategic properties, prospects and technical information; joint venture financing; the issuance of common or preferred equity of the Company; sale of production payments and other nonrecourse financing; as well as additional bank financing. Availability of these sources of capital will depend upon a number of factors, some of which are beyond the control of the Company.

DIVIDENDS
     The Company was required to pay dividends on its $.75 Convertible Preferred Stock, when and if declared, in shares of Common Stock through 1993. On February 1, 1994, a cash dividend of $.1875 per share on its $.75 Convertible Preferred Stock was paid to holders of record on January 14, 1994. On May 1, 1994, a cash dividend of $.1875 per share on the $.75 Convertible Preferred Stock was paid to holders of record on April 8, 1994. On August 1, 1994, a cash dividend of $.1875 per share on the $.75 Convertible Preferred Stock was paid to holders of record on July 8, 1994. On November 1, 1994, a cash dividend of $.1875 per share on the $.75 Convertible Preferred Stock was paid to holders of record on October 7, 1994. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments. Under the

Credit Facility restrictions, the Company estimates that it may be prohibited from paying preferred stock dividends in cash after the first quarter of 1995.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first nine months of 1994 to approximately 8.5 BCF from approximately 10 BCF at December 31, 1993. The Company currently estimates that approximately 1 BCF will be repaid in the remainder of 1994 and 3 BCF will be repaid in 1995 under such agreements. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting gas revenue and cash flow.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*Exhibit 4.1   Amendment No. 2 dated as of August 31, 1994 to the Security
Agreement dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent.

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

Exhibit 10.3 Form of non-qualified Executive Deferred Compensation Plan (File No. 0-4597), incorporated herein by reference to Exhibit 10.3 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1994 (File No. 0-4597).

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

*Exhibit 11    Forest Oil Corporation and Subsidiaries - Calculation of Earnings
per Share of Common Stock.

*Exhibit 27    Financial Data Schedule.

*Exhibit 99    Second Amendment dated October 24, 1994 to the Retirement Savings
Plan of Forest Oil Corporation (File No. 0-4597).

*    Filed with this report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Forest during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOREST OIL CORPORATION
                                             (Registrant)



Date:  November 14, 1994                /s/ Daniel L. McNamara
                                   ------------------------------------------
                                            Daniel L. McNamara
                                        Corporate Counsel and Secretary
                                        (Signed on behalf of the registrant)



                                        /s/ David H. Keyte
                                   ------------------------------------------
                                            David H. Keyte
                                        Vice President and Chief
                                            Accounting Officer
                                        (Principal Accounting Officer)