Form 10-K/A
period 1994-12-30
FOREST OIL CORP
filed 1995-05-01
CIK 38079

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K/A



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

                              [x] Yes         [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than officers and directors of the registrant was approximately $60,298,023 as of March 31, 1995 (based on the last sale price of such stock as quoted on the National Market System of NASDAQ System).

     There were 28,250,647 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of March 31, 1995.


     Document incorporated by reference:  None.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                         Page No
                                                                         -------
                                      PART I


Item 4A.    Executive Officers of Forest                                    1




                                      PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                                      3

Item 6.     Selected Financial and Operating Data                            7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Item 8.     Financial Statements and Supplementary Data                     24




                                      PART III

Item 10.    Directors and Executive Officers of the Registrant              54


Item 11.    Executive Compensation                                          58

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                           64

Item 13.    Certain Relationships and Related Transactions                  67

                                      Part IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                         71

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST

The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


                                        Years with
     Name (A)                    Age      Forest                   Office (B)
     -------                     ---    -----------               -----------
William L. Dorn*                 46         23             Chairman of the Board and Chairman of the
                                                           Executive Committee since July 1991.  Member
                                                           of the Executive Committee since August 1988.
                                                           President from February 1990 until November
                                                           1993 and Chief Executive Officer since
                                                           February 1990.  Executive Vice President from
                                                           August 1989 until February 1990.  Member of
                                                           the Royalty Bonus Committee since August 1991
                                                           and Chairman since May 1994.

Robert S. Boswell*               45          5             President since November 1993.  Vice
                                                           President from May 1991 until November 1993
                                                           and Chief Financial Officer since May 1991.
                                                           Financial Vice President from September 1989
                                                           until May 1991.  Member of the Executive
                                                           Committee since July 1991 and member of the
                                                           Royalty Bonus Committee since August 1991.

V. Bruce Thompson                48          0             Vice President and General Counsel since
                                                           August 1994.  Vice President - Legal of Mid-
                                                           America Dairymen, Inc. from November 1993 to
                                                           August 1994.  Chief of Staff for Oklahoma
                                                           Congressman James M. Inhofe from February
                                                           1990 to November 1993.

Bulent A. Berilgen               46         10             Vice President of Operations since December
                                                           1993.  Prior thereto Vice President -
                                                           Engineering and Development since January
                                                           1992.  Prior thereto Regional Reservoir
                                                           Engineer.


                                        Years with
     Name (A)                    Age      Forest                   Office (B)
     -------                     ---    -----------               -----------

Kenton M. Scroggs                43         11             Vice President since December 1993 and
                                                           Treasurer since May 1988.  Member of the
                                                           Company's Employee Benefits Committee, which
                                                           assumed the duties of the Trustees of the
                                                           Pension Trust and of the Administrative
                                                           Committee of the Retirement Savings Plan in
                                                           August 1994.

Forest D. Dorn                   40         17             Vice President since February 1991 and
                                                           General Business Manager since December 1993.
                                                           Prior thereto General Manager - Operations
                                                           since January 1992.  Prior thereto Assistant
                                                           Division Manager of the Southern Division.

David H. Keyte                   39          7             Vice President and Chief Accounting Officer
                                                           since December 1993.  Prior thereto Corporate
                                                           Controller since January 1989.  Chairman of
                                                           the Company's Employee Benefits Committee,
                                                           which assumed the duties of the Trustees of
                                                           the Pension Trust and of the Administrative
                                                           Committee of the Retirement Savings Plan in
                                                           August 1994.

Daniel L. McNamara               49         23             Secretary and Corporate Counsel since January
                                                           1991.  Prior thereto Assistant Secretary and
                                                           Associate Corporate Counsel.  Member of the
                                                           Company's Employee Benefits Committee, which
                                                           assumed the duties of the Trustees of the
                                                           Pension Trust and of the Administrative
                                                           Committee of the Retirement Savings Plan in
                                                           August 1994.

Joan C. Sonnen                   41          5             Controller since December 1993.  Prior
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

In October 1993, the Board of Directors adopted a shareholders' rights plan
(the "Plan"). The Company issued a dividend of a preferred stock purchase right (the "Rights") on each outstanding share of Common Stock of the Company, which, after the Rights become exercisable, entitles the holder to purchase 1/100th of a share of a newly issued series of the Company's preferred stock at a purchase price of $30 per 1/100th of a preferred share, subject to adjustment. The Rights expire on October 29, 2003 unless extended or redeemed earlier. The Rights will become exercisable (unless previously redeemed or the expiration date of the Rights has occurred) following a public announcement that a person or group (an "Acquiring Person") has acquired 20% or more of the Common Stock or has commenced (or announced an intention to make) a tender offer or exchange offer for 20% or more of the Common Stock. In certain circumstances each holder of Rights (other than an Acquiring Person) will have the right to receive, upon exercise, (i) shares of Common Stock of the Company having a value significantly in excess of the exercise price of the Rights, or (ii) shares of Common Stock of an acquiring company having a value significantly in excess of the exercise price of the Rights.



It is the Company's intention to amend the Plan to exclude from the provisions of the Plan shares of Common Stock acquired by The Anschutz Corporation pursuant to the transaction discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources."


For further information regarding the Company's equity securities and related stockholder matters, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected data regarding the Company as of and for each of the years in the five-year period ended December 31, 1994. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.


                                                                 Years Ended December 31,
                                                  ---------------------------------------------------
                                                   1994(1)      1993     1992(2)    1991       1990
                                                   ----         ----     ----       ----       ----
                                                  (In Thousands Except per Share Amounts and Volumes)
FINANCIAL DATA
 Revenue                                           $115,947    105,148   113,186    69,897    84,824
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------
 Earnings (loss) before cumulative effects of
   changes in accounting principles and
   extraordinary items                             $(67,853)    (9,355)    7,298   (34,850)  (75,549)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------
 Earnings (loss) before extraordinary items        $(81,843)   (10,478)    7,298   (34,850)  (75,549)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

 Net earnings (loss)                               $(81,843)   (21,213)    7,298   (25,348)  (75,549)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------
 Weighted average number of common shares
   outstanding                                       28,097     21,997    13,774    12,494    12,307
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

 Net earnings (loss) attributable to
   common stock                                    $(84,004)   (23,463)    4,950   (30,557)  (85,395)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

 Primary earnings (loss) per share: (3)
   Earnings (loss) before cumulative effects of
     changes in accounting principles and
     extraordinary items                             $(2.49)      (.53)      .36     (3.21)    (6.94)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

   Earnings (loss) before extraordinary items        $(2.99)      (.58)      .36     (3.21)    (6.94)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

   Net earnings (loss) attributable to common
     stock                                           $(2.99)     (1.07)      .36     (2.45)    (6.94)
                                                   --------   --------  --------  --------  --------
                                                   --------   --------  --------  --------  --------

 Total assets                                      $324,832    426,755   378,532   296,189   339,676
 Long-term obligations
   and redeemable preferred stock                   271,128    288,588   250,672   203,136   220,508

 Shareholders' equity                                 6,086     88,156    59,881    54,840    58,457

OPERATING DATA

 Annual production (4):
     Gas (MMCF)                                      48,048     41,114    29,174    23,877    31,415
     Oil (MBBLS)                                      1,543      1,493     1,450       847       912

 Average price received (4):
     Gas (per MCF)                                    $1.90       1.88      1.70      1.84      2.06
     Oil (per Barrel)                                 14.83      16.97     18.14     25.31     23.19

 Capital expenditures                               $42,544    170,821   106,627    35,664    65,466

 Overhead Costs                                     $18,719     19,561    18,760    23,292    41,176

 Proved Reserves (4):
   Gas (MMCF)                                       246,996    273,382   194,655   193,471   205,013
   Oil (MBBLS)                                        7,532      8,198     7,560     5,315     6,559

 Standardized measure of discounted future net
   cash flows relating to proved oil and gas
   reserves                                        $207,463    258,917   187,761   157,921   241,303

 Total discounted future net cash flows
   relating to proved oil and gas reserves,
   including amounts attributable to
   volumetric production payments                  $230,149    299,053   227,009   188,069   241,303


 Average spot price received at end of year
   Gas (per MCF)                                      $1.77       2.48      2.38      2.01      2.32
   Oil (per barrel)                                   15.50      12.00     18.00     17.75     27.60

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


LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS. On April 17, 1995, the Company signed letters of intent with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), an affiliate of Enron Corp. in each case as described below.

The Anschutz letter of intent contemplates that Anschutz will purchase 18,800,000 shares of the Company's common stock and shares of newly-issued preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45.0 million, or $1.80 per share. The preferred stock will have a liquidation preference and will receive dividends ratably with the common stock. The investment will be made in two closings. In the first closing, expected to occur in early May 1995, Anschutz will loan the Company $9.9 million for a term of 9 months. The loan will bear interest at 8% per annum for 16 weeks and at 12.5% per annum thereafter. The loan will be secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and certain other assets acceptable to Anschutz. The loan may be converted into 5,500,000 shares of Forest's common stock at Anschutz's election, but the loan must be so converted at the second closing. At the second closing, expected to occur by July 1995 following receipt of shareholder approval of the transactions contemplated by the letter of intent, Anschutz will purchase 13,300,000 shares of common stock and the convertible preferred stock. In connection with this purchase, Anschutz will agree to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including (a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all shares of common stock acquired by Anschutz in the transaction in excess of an amount equal to 19.99% of the shares of common stock then outstanding in the same proportion as all other shares of common stock are voted, (b) a limit on the number of persons associated with Anschutz that may at any time be elected as directors of the Company and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the exercise of the $2.10 warrants or the option received from JEDI, each as described below, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will have a minority representation on the board of directors.

The JEDI letter of intent contemplates that, at the second closing referred to above, Forest and JEDI will restructure JEDI's existing loan currently having a principal balance of approximately $62.1 million. In exchange for certain warrants referred to below, JEDI will relinquish the net profits interest that it holds in certain Forest properties and will reduce the interest rate relating to the loan. As a result of the loan restructuring and the issuance of the warrants, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45.0 million and a reduction of interest expense of approximately $2.1 million per annum.

The JEDI letter of intent also contemplates that, at the second closing, JEDI will receive warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share and warrants to purchase 19,444,444 shares of common stock at $2.10 per share. The $2.00 warrants expire on December 31, 2002, except that, in certain circumstances, the Company may terminate the warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share. For the first 36 months after the second closing, the $2.00 warrants may be exercised only on the dates and in the respective numbers of shares required to be delivered by JEDI to Anschutz pursuant to the exercise of the option granted by JEDI to Anschutz, as described below. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months after the second closing. The letters of intent also contemplate that, at the second closing, JEDI will assign to Anschutz the $2.10 warrants and will grant to Anschutz an option to purchase up to 11,250,000 shares of common stock during the first 36 months after the second closing.

The letters of intent require the Company to pay Anschutz and JEDI certain fees and expenses in connection with the letters of intent and the transactions contemplated thereby in certain circumstances. The Anschutz letter of intent requires the Company to pay to Anschutz a fee (called a subsequent event fee) of up to $2,500,000 upon the occurrence of certain events prior to the second closing (or, if the second closing does not occur, April 17, 1996), such as a merger, consolidation or other business combination between the Company and a person other than Anschutz. In the Anschutz letter of intent, the Company has agreed not to solicit proposals for transactions that would require the Company to pay a subsequent event fee and to keep Anschutz generally informed regarding the receipt and disposition by the Company of proposals regarding such transactions made by other persons.

The transactions contemplated by the letters of intent are subject to, among other things, the preparation and execution of definitive documentation satisfactory to the parties and to the approval of Forest's board of directors and certain of its creditors. The purchase by Anschutz of common stock at the second closing, the restructure of JEDI's existing loan and the transactions between Anschutz and JEDI described above are also subject to, among other things, the prior approval of Forest's shareholders and Hart-Scott-Rodino clearance. The Company believes that short-term and long-term liquidity would be significantly improved by the conclusion of the transactions, described above. Although the Company believes that the conditions to the closing of the transactions can be satisfied, there can be no assurance that the transactions will close on the terms and on the dates referred to above, or at all.

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

      Net changes in other operating assets and liabilities:
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

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
- - --------------------------------------------------------------------------------

                                                                         First         Second          Third         Fourth
                                                                        Quarter        Quarter        Quarter        Quarter
                                                                       --------       --------       --------       --------
                                                                               (In Thousands Except Per Share Amounts)
1994 (A)
- - --------
Revenue                                                                $  32,543         32,977         28,207         22,220
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Earnings from operations                                               $  24,241         23,600         19,387         13,763
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Income (loss) before cumulative effects of changes in
   accounting principles and extraordinary item                        $     236           (265)       (32,873)       (34,951)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss                                                               $ (13,754)          (265)       (32,873)       (34,951)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss attributable to common stock                                  $ (14,294)          (805)       (33,414)       (35,491)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Primary and fully diluted loss per share before
   cumulative effects of changes in accounting
   principles and extraordinary item                                   $    (.01)          (.03)         (1.19)         (1.26)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Primary and fully diluted loss per share                               $    (.51)          (.03)         (1.19)         (1.26)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

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

                                                                         First         Second          Third         Fourth
                                                                        Quarter        Quarter        Quarter        Quarter
                                                                       --------       --------       --------       --------
                                                                               (In Thousands Except Per Share Amounts)
1993
- - ----
Revenue                                                                  $25,126         27,975         26,214         25,833
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Earnings from operations                                                 $16,949         21,029         18,275         15,087
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Loss before cumulative effects of changes in changes in
   accounting principles and extraordinary item                          $(1,266)          (938)        (2,353)        (4,798)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss                                                                 $(2,389)          (938)       (13,102)        (4,784)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Net loss attributable to common stock                                    $(2,976)        (1,508)       (13,653)        (5,326)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Primary and fully diluted loss per share before
   cumulative effects of changes in accounting
   principles and extraordinary item                                      $(.12)          (.09)          (.11)          (.19)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Primary and fully diluted loss per share                                  $(.20)          (.09)          (.50)          (.19)
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED):

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.


(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES - The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1994, 1993 and 1992:

                                                               United
                                                               States           Canada          Total
                                                               ------           ------          -----
                                                                            (In Thousands)
1994
- - ----
    Property acquisition costs (undeveloped
        leases and proved properties)                       $   9,762                -          9,762
    Exploration costs                                          15,693                -         15,693
    Development costs                                          17,089                -         17,089
                                                             --------         --------       --------

    Total                                                   $  42,544                -         42,544
                                                             --------         --------       --------
                                                             --------         --------       --------

1993
- - ----
    Property acquisition costs (undeveloped leases and
        proved properties)                                  $ 144,916                -        144,916
    Exploration costs                                           5,433                -          5,433
    Development costs                                          20,472                -         20,472
                                                             --------         --------       --------

    Total                                                   $ 170,821                -        170,821
                                                             --------         --------       --------
                                                             --------         --------       --------

1992
- - ----

    Property acquisition costs (undeveloped leases and
    proved properties)                                      $  88,770                2         88,772
    Exploration costs                                           2,171              126          2,297
    Development costs                                          14,828              730         15,558
                                                             --------         --------       --------

    Total                                                   $ 105,769              858        106,627
                                                             --------         --------       --------
                                                             --------         --------       --------


(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities were incurred as of the dates indicated:

                                                                                                   December 31,
                                                                                       1994           1993           1992
                                                                                      ------         ------         ------
                                                                                                 (In Thousands)
     Costs related to proved properties                                          $ 1,109,158      1,079,164        928,890
     Costs related to unproved properties:
         Costs subject to depletion (including wells in progress)                     32,288         20,276         24,785
         Costs not subject to depletion                                               30,441         41,216         18,306
                                                                                  ----------     ----------     ----------
                                                                                   1,171,887      1,140,656        971,981

     Less accumulated depletion and valuation allowance                              895,335        778,226        717,444
                                                                                  ----------     ----------     ----------

                                                                                 $   276,552        362,430        254,537
                                                                                  ----------     ----------     ----------
                                                                                  ----------     ----------     ----------

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


                                                                      United
                                                                      States          Canada          Total
                                                                      --------        -------         ------
                                                                                   (In Thousands)
1994
- - ----
    Oil and gas sales                                                $ 114,541              -        114,541

    Production expense                                                  22,384              -         22,384
    Depletion expense                                                   64,883              -         64,883
    Provision for impairment of oil and
       gas properties                                                   58,000              -         58,000
    Income tax benefit (A)                                                   -              -              -
                                                                     ---------      ---------      ---------

                                                                       145,267              -        145,267
                                                                     ---------      ---------      ---------

    Results of operations from producing activities                  $ (30,726)             -        (30,726)
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------

1993
- - ----

    Oil and gas sales                                                $ 102,883              -        102,883

    Production expense                                                  19,540              -         19,540
    Depletion expense                                                   59,759              -         59,759
    Income tax expense (B)                                                   -              -              -
                                                                     ---------      ---------      ---------

                                                                        79,299              -         79,299
                                                                     ---------      ---------      ---------

    Results of operations from producing activities                  $  23,584              -         23,584
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------

1992
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

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
     (unaudited):
- - --------------------------------------------------------------------------------

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

The Company's presentation of estimated proved oil and gas reserves has been restated to exclude, for each of the years presented, those quantities attributable to future deliveries required under volumetric production payments. In order to calculate such amounts, the Company has assumed that deliveries under volumetric production payments are made as scheduled at expected BTU factors, and that delivery commitments are satisfied through delivery of actual volumes as opposed to cash settlements. This restatement was made following discussion with the Staff of the Securities and Exchange Commission.

The Company has also presented, as additional information, proved oil and gas reserves including quantities attributable to future deliveries required under volumetric production payments. The Company believes that this information is informative to readers of its financial statements as the related oil and gas property costs and deferred revenue are included on the Company's balance sheets for each of the years presented. This additional information is not presented in accordance with SFAS No. 69; however, the Company believes this additional information is useful in assessing its reserve acquisitions and financial position on a comprehensive basis.

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     (CONTINUED):
- - --------------------------------------------------------------------------------

                                                           OIL AND CONDENSATE                                  GAS
                                                 ------------------------------------        --------------------------------------
                                                                (MBBLS)                                      (MMCF)
                                                 UNITED                                      UNITED
                                                 STATES         CANADA          TOTAL        STATES          CANADA         TOTAL
                                                 ------         ------          -----        ------          ------         -----
Balance at December 31, 1991                      3,131          2,184          5,315        148,758         23,752        172,510
     Revisions of previous estimates               (139)            33           (106)        (9,837)          (219)       (10,056)
     Extensions and discoveries                       9             --              9          1,127             --          1,127
     Production                                  (1,249)          (142)        (1,391)       (18,697)        (1,360)       (20,057)
     Sales of reserves in place                    (646)        (2,075)        (2,721)       (20,273)       (22,173)       (42,446)
     Purchases of reserves in place               5,867             --          5,867         63,343             --         63,343
                                                  -----          -----          -----        -------         ------        -------

Balance at December 31, 1992                      6,973             --          6,973        164,421             --        164,421
Additional disclosures:
   Volumes attributable to volumetric
     production payments                            587             --            587         30,234             --         30,234
                                                  -----          -----          -----        -------         ------        -------

   Balance at December 31, 1992, including
     volumes attributable to volumetric
     production payments                          7,560             --          7,560        194,655             --        194,655
                                                  -----          -----          -----        -------         ------        -------
                                                  -----          -----          -----        -------         ------        -------

Balance at December 31, 1992                      6,973             --          6,973        164,421             --        164,421
     Revisions of previous estimates                507             --            507         17,874             --         17,874
     Extensions and discoveries                     201             --            201          8,395             --          8,395
     Production                                  (1,308)            --         (1,308)       (22,383)            --        (22,383)
     Sales of reserves in place                    (280)            --           (280)       (18,941)            --        (18,941)
     Purchases of reserves in place               1,704             --          1,704         94,730             --         94,730
                                                  -----          -----          -----        -------         ------        -------

Balance at December 31, 1993                      7,797             --          7,797        244,096             --        244,096
Additional disclosures:
   Volumes attributable to volumetric
     production payments                            401             --            401         29,286             --         29,286
                                                  -----          -----          -----        -------         ------        -------

   Balance at December 31, 1993, including
     volumes attributable to volumetric
     production payments                          8,198             --          8,198        273,382             --        273,382
                                                  -----          -----          -----        -------         ------        -------
                                                  -----          -----          -----        -------         ------        -------

Balance at December 31, 1993                      7,797             --          7,797        244,096             --        244,096
     Revisions of previous estimates                989             --            989          7,848             --          7,848
     Extensions and discoveries                      41             --             41          9,894             --          9,894
     Production                                  (1,361)            --         (1,361)       (32,043)            --        (32,043)
     Sales of reserves in place                    (170)            --           (170)        (6,377)            --         (6,377)
     Purchases of reserves in place                  17             --             17          8,220             --          8,220
                                                  -----          -----          -----        -------         ------        -------

Balance at December 31, 1994                      7,313             --          7,313        231,638             --        231,638
Additional disclosures:
   Volumes attributable to volumetric
     production payments                            219             --            219         15,358             --         15,358
                                                  -----          -----          -----        -------         ------        -------

   Balance at December 31, 1994, including
     volumes attributable to production payments  7,532             --          7,532        246,996             --        246,996
                                                  -----          -----          -----        -------         ------        -------
                                                  -----          -----          -----        -------         ------        -------


Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes. The revisions of previous estimates for natural gas in 1994 include 5,833 MMCF for an adjustment related to the change in accounting for oil and gas sales from the sales method to the entitlements method.

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     (CONTINUED):
- - --------------------------------------------------------------------------------

(D)  ESTIMATED PROVED OIL AND GAS RESERVES (CONT'D)

                                                   OIL AND CONDENSATE                              GAS
                                           ----------------------------------       ----------------------------------
                                                         (MBBLS)                                  (MMCF)
                                           UNITED                                   UNITED
                                           STATES        CANADA         TOTAL       STATES        CANADA        TOTAL
                                           ------        ------         -----       ------        ------        -----
Proved developed reserves:
       December 31, 1991                   2,903         1,824          4,727      132,434        20,807       153,241
       December 31, 1992                   5,831            --          5,831      146,048            --       146,048
       December 31, 1993                   6,377            --          6,377      187,534            --       187,534
       December 31, 1994                   6,775            --          6,775      179,574            --       179,574

The Company's proved developed reserves, including amounts attributable to volumetric production payments, are shown below. This disclosure is presented as additional information and is not intended to represent required disclosure pursuant to SFAS No. 69.

                                                   OIL AND CONDENSATE                              GAS
                                           ----------------------------------       ----------------------------------
                                                         (MBBLS)                                  (MMCF)
                                           UNITED                                   UNITED
                                           STATES        CANADA         TOTAL       STATES        CANADA        TOTAL
                                           ------        ------         -----       ------        ------        -----
Proved developed reserves, including
  amounts attributable to volumetric
  production payments at:
       December 31, 1991                   2,903         1,824          4,727      153,395        20,807       174,202
       December 31, 1992                   6,418            --          6,418      176,282            --       176,282
       December 31, 1993                   6,778            --          6,778      216,820            --       216,820
       December 31, 1994                   6,994            --          6,994      194,932            --       194,932


(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, energy swap agreements or volumetric production payments. In the case of contracts, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. Prior to December 31, 1993 the contracts included natural gas sales contracts with a company which is involved in Chapter 11 bankruptcy proceedings. Subsequent to December 31, 1993 the volumes applicable to this contract were priced at spot prices. Future oil and gas sales include the estimated effects of existing energy swap agreements as discussed in Note 13.

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     (CONTINUED):
- - --------------------------------------------------------------------------------

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

The Company's presentation of the standardized measure of discounted future net cash flows and changes therein has been restated to exclude, for each of the years presented, amounts attributable to future deliveries required under volumetric production payments. In order to calculate such amounts, the Company has assumed that deliveries under volumetric production payments are made as scheduled, that production costs corresponding to the volumes delivered are incurred by the Company at average rates for the properties subject to the production payments, and that delivery commitments are satisfied through delivery of actual volumes as opposed to cash settlements. This restatement was made following discussions with the Staff of the Securities and Exchange Commission.

The Company has also presented, as additional information, the standardized measure of discounted future net cash flows and changes therein including amounts attributable to future deliveries required under volumetric production payments. The Company believes that this information is informative to readers of its financial statements because the related oil and gas property costs and deferred revenue are shown on the Company's balance sheets for each of the years presented. This additional information is not required to be presented in accordance with SFAS No. 69; however, the Company believes this additional information is useful in assessing its reserve acquisitions and financial position on a comprehensive basis.


                                                                                DECEMBER 31,
                                                                    -------------------------------------
                                                                     1994           1993           1992
                                                                    ------         ------         ------
                                                                               (In Thousands)
   Future oil and gas sales                                       $ 502,186        662,265        497,567
   Future production and development costs                         (193,376)      (240,145)      (187,604)
                                                                   --------       --------        -------

   Future net revenue                                               308,810        422,120        309,963
   10% annual discount for estimated timing of cash flows          (100,480)      (138,917)      (103,636)
                                                                   --------       --------        -------

   Present value of future net cash flows before income taxes       208,330        283,203        206,327
   Present value of future income tax expense                          (867)       (24,286)       (18,566)
                                                                   --------       --------        -------

   Standardized measure of discounted future net cash flows       $ 207,463        258,917        187,761

   Additional disclosures:
     Amounts attributable to volumetric production payments          22,686         40,136         39,248
                                                                   --------       --------        -------
     Total discounted future net cash flows, including amounts
       attributable to volumetric production payments             $ 230,149        299,053        227,009
                                                                   --------       --------        -------
                                                                   --------       --------        -------

Undiscounted future income tax expense was $1,348,000 at December 31, 1994, $35,028,000 at December 31, 1993 and $32,718,000 at December 31, 1992.

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          (CONTINUED):
- - --------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONT'D)

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows:

                                                                          1994            1993           1992
                                                                          ----            ----           ----
                                                                                     (In Thousands)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year                 $258,917        187,761        164,651

Changes resulting from:
   Sales of oil and gas, net of production costs                         (69,607)       (59,572)       (52,090)
   Net changes in prices and future production costs                     (80,526)       (22,010)        14,287
   Net changes in future development costs                                 7,432        (18,724)        (2,444)
   Extensions, discoveries and improved recovery                          10,817         15,322          2,122
   Previously estimated development costs incurred during the period      10,000         13,424          9,315
   Revisions of previous quantity estimates                               16,840         25,262        (11,450)
   Sales of reserves in place                                            (10,630)       (28,802)       (67,877)
   Purchases of reserves in place                                          8,467        127,418        113,567
   Accretion of discount on reserves at beginning of year before
     income taxes                                                         32,334         24,558         20,392
   Net change in income taxes                                             23,419         (5,720)        (2,712)
                                                                         -------        -------        -------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                       $207,463        258,917        187,761

Additional disclosures:
   Amounts attributable to volumetric production payments                 22,686         40,136         39,248
                                                                         -------        -------        -------


   Total discounted future net cash flows relating to proved
     oil and gas reserves, including amounts attributable to
     volumetric production payments, at end of year                     $230,149        299,053        227,009
                                                                         -------        -------        -------
                                                                         -------        -------        -------

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


The Anschutz letter of intent contemplates that Anschutz will purchase 18,800,000 shares of the Company's common stock and shares of newly-issued preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45,000,000, or $1.80 per share. The preferred stock will have a liquidation preference and will receive dividends ratably with the common stock. The investment will be made in two closings.
In the first closing, expected to occur in early May 1995, Anschutz will loan the Company $9,900,000 for a term of 9 months. The loan will bear interest at 8% per annum for 16 weeks and at 12.5% per annum thereafter. The loan will be secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and certain other assets acceptable to Anschutz. The loan may be converted into 5,500,000 shares of Forest's common stock at Anschutz's election, but the loan must be so converted at the second closing. At the second closing, expected to occur by July 1995 following receipt of shareholder approval of the transactions contemplated by the letters of intent, Anschutz will purchase 13,300,000 shares of common stock and the convertible preferred stock. In connection with this purchase, Anschutz will agree to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including
(a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all shares of common stock acquierd by Anschutz in the transaction in excess of an amount equal to 19.99% of the shares of common stock then outstanding in the same proportion as all other shares of common stock are voted, (b) a limit on the number of persons associated with Anschutz that may at any time be elected as directors of the Company and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the exercise of the $2.10 warrants or the option received from JEDI, each as described below, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will have a minority representation on the board of directors.


The JEDI letter of intent contemplates that, at the second closing referred to above, Forest and JEDI will restructure JEDI's existing loan currently having a principal balance of approximately $62,100,000. In exchange for certain warrants referred to below, JEDI will relinquish the net profits interest that it holds in certain Forest properties and will reduce the interest rate relating to the loan. As a result of the loan restructuring and the issuance of the warrants, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45.0 million and a reduction of interest expense of approximately $2.1 million per annum. In addition, beginning 18 months after the second closing, the Company may prepay the loan at any time and may tender its interest in the underlying properties in full satisfaction of the loan.



The JEDI letter of intent also contemplates that, at the second closing, JEDI will receive warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share and warrants to purchase 19,444,444 shares of common stock at $2.10 per share. The $2.00 warrants expire on December 31, 2002, except that, in certain circumstances, the Company may terminate the warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share. For the first 36 months after the second closing, the $2.00 warrants may be exercised only on the dates and in the respective numbers of shares required to be delivered by JEDI to Anschutz pursuant to the exercise of the option granted by JEDI to Anschutz, as described below. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months after the second closing. The letters of intent also contemplate that, at the second closing, JEDI will assign to Anschutz the $2.10 warrants and will grant to Anschutz an option to purchase up to 11,250,000 shares of common stock during the first 36 months after the second closing.



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


The transactions contemplated by the letters of intent are subject to, among other things, the preparation and execution of definitive documentation satisfactory to the parties and to the approval of Forest's board of directors and certain of its creditors. The purchase by Anschutz of common stock at the second closing, the restructure of JEDI's existing loan and the transactions between Anschutz and JEDI described above are also subject to, among other things, the prior approval of Forest's shareholders and Hart-Scott-Rodino clearance. The Company believes that short-term and long-term liquidity would be significantly improved by the conclusion of the transactions, described above. Although the Company believes that the conditions to the closing of the transactions can be satisfied, there can be no assurance that the transactions will close on the terms and on the dates referred to above, or at all.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF FOREST

   The Company's By-laws currently provide that the Board of Directors shall be divided into four classes as nearly equal in number as possible, with each class having not less than three members, whose terms of office expire at different times in annual succession. Currently the number of directors is fixed at 12. If the transactions with Anschutz are approved by the Shareholders at the Annual Meeting of Shareholders, then five directors will resign as directors and the Board of Directors will appoint three
Anschutz representatives as directors, pursuant to the Shareholders'
Agreement with Anschutz. If the transactions with Anschutz are approved, the size of the Board will be reduced to 10 members. If the transactions with Anschutz are not approved, such persons will not resign and the size of the Board will be reduced to 11 members.

   The Board of Directors, effective at the 1994 Annual Meeting, reapportioned the number of Directors to three in each class. The Board of Directors, effective at the 1995 Annual Meeting, will reduce the minimum number of Directors in each class to two members. Jack D. Riggs, previously a Class IV Director, was reclassified as a Class I Director with a term expiring at the 1995 Annual Meeting. Mr. Riggs, a Class I Director, is not standing for reelection. Each class of directors is elected for a term expiring at the Annual Meeting to be held four years after the date of their election. The Class I Nominees were elected at the 1991 Annual Meeting, the Class II Directors were elected at the 1992 Annual Meeting and the Class III Directors were elected at the 1993 Annual Meeting. The Class IV Directors were elected at the 1994 Annual Meeting.



                                              PRINCIPAL OCCUPATION,                SERVED
                        AGE AND              POSITIONS WITH COMPANY                 AS A
                   YEARS OF SERVICE          AND BUSINESS EXPERIENCE              DIRECTOR
     NAME            WITH COMPANY            DURING LAST FIVE YEARS                 SINCE
     ----          ----------------          ------------------------             -------
Donald H. Anderson     46 - 2          President, Chief Executive Officer           1993
                                       and Director of Associated Natural
                                       Gas Corporation, a wholly owned
                                       subsidiary of Panhandle Eastern
                                       Corporation, since September 1989
                                       and January 1989, respectively and
                                       Chairman of Associated Natural
                                       Gas, Inc., a wholly-owned subsidiary
                                       of Panhandle Eastern Corporation,
                                       since December 1994.  Member of the
                                       Audit Committee.

                                              PRINCIPAL OCCUPATION,             SERVED
                        AGE AND              POSITIONS WITH COMPANY              AS A
                   YEARS OF SERVICE          AND BUSINESS EXPERIENCE           DIRECTOR
     NAME            WITH COMPANY            DURING LAST FIVE YEARS              SINCE
     ----          ----------------          -----------------------           --------
Austin M. Beutner      35 - 2          President, Chief Executive Officer          1993
                                       and Director of the Fund for Large
                                       Enterprises in Russia since March
                                       1994.  Prior thereto General Partner
                                       of The Blackstone Group since 1991.
                                       Prior thereto a Vice President of
                                       Blackstone.  Member of the
                                       Compensation Committee.

Robert S. Boswell      45 - 10         President since November 1993.              1985
                                       Vice President from May 1991 until
                                       November 1993.  Chief Financial
                                       Officer since May 1991.  Financial
                                       Vice President from September 1989
                                       until May 1991.  Member of the
                                       Executive Committee since July 1991
                                       and the Royalty Bonus Committee
                                       since August 1991.  Director of
                                       Franklin Supply Company Ltd.

Richard J. Callahan    53 - 2          Executive Vice President of                 1993
                                       U S WEST, Inc. since January
                                       1988 and President of U S WEST
                                       International and Business
                                       Development Group since October
                                       1991.  Member of the
                                       Compensation Committee.

Dale F. Dorn           52 - 28         Resigned as a Vice President                1977
                                       in September 1989; currently
                                       engaged in private investments.

John C. Dorn           67 - 45         Retired as Regional Vice President          1956
                                       in December 1990.




                                              PRINCIPAL OCCUPATION,                SERVED
                        AGE AND              POSITIONS WITH COMPANY                 AS A
                   YEARS OF SERVICE          AND BUSINESS EXPERIENCE              DIRECTOR
     NAME            WITH COMPANY            DURING LAST FIVE YEARS                 SINCE
     ----          ----------------          -----------------------              --------
William L. Dorn        46 - 23         Chairman of the Board and                   1982
                                       Chairman of the Executive Committee
                                       since July 1991 and Chief Executive
                                       Officer since February 1990.  Member
                                       of the Executive Committee since
                                       August 1988.  President from February
                                       1990 until November 1993.  Executive
                                       Vice President from August 1989 until
                                       February 1990.  Member of the Royalty
                                       Bonus Committee since August 1991 and
                                       Chairman since May 1994.

Harold D. Hammar       71 - 10         Member of the Audit Committee and           1985
                                       Compensation Committee.  Financial
                                       Consultant.

James H. Lee           46 - 4          Managing Partner, Lee, Hite &               1991
                                       Wisda Ltd.  Member of the Executive
                                       Committee since February 1994.

Jeffrey W. Miller      43 - 7          Independent Biologist.                      1988

Jack D. Riggs          70 - 41         Chairman of the Audit Committee.            1977
                                       Member of the Compensation
                                       Committee.  Member of the Royalty
                                       Bonus Committee since May 1994.
                                       Retired as Vice President in January
                                       1987; currently engaged in private
                                       investments.

Michael B. Yanney      61 - 3          Chairman and Chief Executive Officer        1992
                                       of the America First Companies, L.L.C.
                                       and a director of Burlington Northern
                                       Inc., Lozier Corporation, MFS
                                       Communications Company, Inc. and
                                       America First REITs Inc.  Chairman
                                       of the Compensation Committee.


Refer to Item 4A. for the Executive Officers.

SECTION 16 REPORTING

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Security Dealers, Inc. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1994 to March 31, 1995, its officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements, except that Dale F. Dorn, John C. Dorn and Michael B. Yanney each failed to file a monthly report of one transaction, but such transactions were reported in their year-end reports on Form 5, which were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth certain information regarding compensation earned during each of the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers"), based on salary and bonus earned in 1994:

SUMMARY COMPENSATION TABLE


                                                                                       Long-Term
                                                                                     Compensation
                                                   Annual Compensation                 Awards (4)
                                         -------------------------------------      ---------------
                                                                                                       All Other
                                                                      Other Annual    Securities        Compen-
   Name and                                                              Compen-      Underlying        sation
Principal Position             Year      Salary ($)  Bonus ($)(1)(2)  sation ($)(3)   Options (#)       ($)(5)
- - ------------------             ----      ---------   --------------   ------------    ----------         ----
William L. Dorn,               1994       $300,012          -0-           $2,795          -0-          $22,942
        Chairman of the        1993        250,008        100,159            665        175,000         32,640
        Board and Chief        1992        250,008         75,618            624        175,000         10,618
        Executive Officer

Robert S. Boswell,             1994        284,004          -0-            2,515          -0-           21,559
        President              1993        234,000         88,239            607        175,000         30,503
                               1992        234,000         94,017            567        175,000         10,445

Bulent A. Berilgen,            1994        166,512          -0-            -0-            -0-           11,507
        Vice President         1993        137,850         53,336          -0-          100,000         16,458
        of Operations          1992        131,932         41,456          -0-          100,000          6,234

David H. Keyte,                1994        165,000          -0-           21,945          -0-           11,469
       Vice President          1993        139,494         36,433         18,192        100,000         16,517
       and Chief               1992        131,618         58,419          -0-          100,000          6,234
       Accounting
       Officer

Forest D. Dorn,                1994        163,800          -0-           18,335          -0-           12,910
        Vice President         1993        160,650         22,013            324        100,000         20,342
        and General            1992        156,250         35,219            316        100,000          8,769
        Business
        Manager




(1) The following amounts indicate the awards made with respect to the years indicated, under the Forest Oil Corporation Incentive Plan (the "Incentive Plan"):

                                     1992           1993           1994
                                     ----           ----           ----
          William L. Dorn           $68,126        $30,500          -0-
          Robert S. Boswell          61,965         29,020          -0-
          Bulent A. Berilgen         37,565         18,135          -0-
          David H. Keyte             34,542         16,185          -0-
          Forest D. Dorn             31,328         14,819          -0-

     Distributions of awards are made pursuant to the Incentive Plan in equal installments over a three-year period. Pursuant to the Incentive Plan if a participant's employment is terminated prior to the vesting of awards, the remainder of such awards is reallocated to other participants. Amounts reallocated in 1994 for the years 1992 and 1993 were as follows: William
     L. Dorn - $3,445; Robert S. Boswell - $3,224; Bulent A. Berilgen - $1,836; David H. Keyte - $1,838; and Forest D. Dorn - $2,167. See "Report of the Compensation Committee on Executive Compensation-Incentive Plan Awards".

(2) During 1994, the Company assigned to certain of its executive officers and other key personnel, as additional compensation, certain bonuses of undivided interests in overriding royalty interests in the gross production from certain exploratory oil and gas prospects in which the Company had an interest. The cost to the Company at the time of the assignment of such royalty interests was $3,599 each for William L. Dorn, Robert S. Boswell and Forest D. Dorn, $2,061 for Bulent A. Berilgen and $2,041 for David H. Keyte. During 1994 interests in nine exploratory oil and gas prospects were so awarded by the Royalty Bonus Committee.

(3) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the Named Executive Officers, except for David
     H. Keyte and Forest D. Dorn, each of whose 1994 total includes a cash auto allowance of $15,000.

(4) No stock appreciation rights ("SARs") or restricted stock awards were granted to any of the Named Executive Officers during any of the last three fiscal years.

(5) The 1994 totals include (i) the fair market value of the Company's matching contribution of Common Stock to the Retirement Savings Plan in the following amounts: William L. Dorn - $7,500; Robert S. Boswell - $7,500; Bulent A. Berilgen - $7,500; David H. Keyte - $7,500; and Forest D. Dorn - $7,500; (ii) the fair market value of the Company's profit sharing bonus contribution of Common Stock to the Retirement Savings Plan in the following amounts: William L. Dorn - $5,448; Robert S. Boswell - $5,400; Bulent A. Berilgen - $3,181; David H. Keyte - $3,219; and Forest D. Dorn - $3,707; (iii) the Company's matching contribution pursuant to deferred compensation agreements in the following amounts: William L. Dorn - $7,501; Robert S. Boswell - $6,700; Bulent A. Berilgen - $826; David H. Keyte - $750; and Forest D. Dorn - $690; and (iv) the




     Company's profit sharing bonus contribution of $322 pursuant to the deferred compensation agreement of William L. Dorn. The 1994 totals also include the following amounts attributable to the term life portion of premiums paid by the Company pursuant to a split dollar insurance arrangement: William L. Dorn - $2,171; Robert S. Boswell - $1,959; and Forest D. Dorn - $1,013. The remainder of the premium is not included and does not benefit the Named Executive Officers because the Company has the right to the cash surrender value of the policy.

YEAR END STOCK OPTION VALUES

     No stock options were granted to the Named Executive Officers in 1994.

     There were no stock option exercises by any Named Executive Officers during 1994. The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1994 and their values at such date:

            OUTSTANDING STOCK OPTION VALUES AS OF DECEMBER 31, 1994


                       Number of Securities Underlying        Value of
                              Unexercised Options      Unexercised In-the-Money
                                at Fiscal Year          Options at Fiscal Year
                                    End (#)                   End ($)(1)
                      -------------------------------- -------------------------
    Name                 Exercisable    Unexercisable  Exercisable Unexercisable
    ----                 -----------    -------------  ----------- -------------
William L. Dorn              175,000          175,000         $0         $0
Robert S. Boswell            175,000          175,000          0          0
Bulent A. Berilgen           100,000          100,000          0          0
David H. Keyte               100,000          100,000          0          0
Forest D. Dorn               100,000          100,000          0          0


(1) On December 31, 1994, the last reported sales price of the Common Stock as quoted on the NASDAQ/NMS was $2.25 per share. The option price for the options granted in 1992 is $3.00 per share and the option price for the options granted in 1993 is $5.00 per share. Since the last reported sales price at December 31, 1994 was lower than the option price for the options granted in 1992 and 1993, no value is ascribed to those options in the above table.


PENSION PLAN

    The Company's Pension Plan is a qualified, non-contributory defined benefit plan. On May 8, 1991, the Company's Board of Directors suspended benefit accruals under the Pension Plan effective as of May 31, 1991.

    The following table shows the estimated maximum annual benefits payable upon retirement at age 65 as a straight life annuity to participants in the Pension Plan for the indicated levels of average annual compensation and various periods of service, assuming no future changes in such plan:


                          ESTIMATED MAXIMUM ANNUAL PENSION BENEFITS (2)
                          ---------------------------------------------
                                        YEARS OF SERVICE
                                        ----------------
     REMUNERATION (1)            10           20              30
    ----------------             --           --              --
        $100,000                36,846        48,060        53,400
         200,000                73,692        96,120       106,800
         300,000                79,282       103,412       114,902
         400,000                79,282       103,412       114,902


(1) For each Named Executive Officer, the level of compensation used to determine benefits payable under the Pension Plan is such officer's base salary for 1991.

(2) Normal retirement benefits attributable to the Company's contributions are limited under certain provisions of the Code to $120,000 in 1995, as increased annually thereafter for cost of living adjustments.


     The amount of the Company's contribution, payment or accrual in respect to any specified person in the Pension Plan is not and cannot readily be separately or individually calculated by the Pension Plan actuaries. Annual benefits at normal retirement are approximately 24% of average annual earnings (excluding bonuses) for any consecutive 60-month period, which produces the highest amount, in the last 15 years prior to retirement, up to May 31, 1991, when benefit accruals ceased plus 21% of such earnings prorated over 20 years of credited service, and 1/2 of 1% of such earnings for each year of credited service in excess of 20, subject to certain adjustments for lack of plan participation. There is no Social Security offset. Such benefits are payable for life with a 10 year certain period, or the actuarial equivalent of such benefit.

        As a result of the suspension of benefit accruals under the Pension Plan and the substitution of profit sharing contributions to the Retirement Savings Plan, the following amounts are the estimated increases (decreases) in the annual combined benefit payments to the Named Executive Officers under the Pension Plan and the Retirement Savings Plan (whether combined benefits increased or decreased is a function of the combination of length of service and salary levels):


                                              ESTIMATED
                                         INCREASE/(DECREASE)
                                             IN ANNUAL
                                              PAYMENTS
                                         -------------------
             William L. Dorn               $    (33,928)
             Robert S. Boswell                 (127,141)
             Bulent A. Berilgen                 (35,472)
             Forest D. Dorn                      21,104
             David H. Keyte                     (34,661)


    Because benefit accruals under the Pension Plan were suspended effective May 31, 1991, the years of credited service for the Named Executive Officers are as follows: William L. Dorn - 20; Robert S. Boswell - 2; Bulent A. Berilgen - 9; Forest D. Dorn - 14 and David H. Keyte - 4. The estimated annual accrued benefit payable, based on a life annuity benefit, upon normal retirement for each of such persons is: William L. Dorn - $45,994; Robert S. Boswell - $4,436; Bulent A. Berilgen - $11,832; David H. Keyte - $5,401; and Forest D. Dorn - $18,886. Neither Robert S. Boswell nor David H. Keyte is vested in such benefit pursuant to the provisions of the Pension Plan.

    Certain participants in the Pension Plan have been prevented by the limits of the Code from receiving the full amount of pension benefits to which they would otherwise have been entitled. Such persons have had benefits credited to them under a Supplemental Retirement Plan, which together with the benefits payable under the Pension Plan, equaled the benefit to which they would have been entitled under the Pension Plan but for such Code limits. The Supplemental Retirement Plans for each participant were unfunded, non-qualified, non-contributory benefit plans. Benefits payable vest to the same extent as the Pension Plan benefits and are unsecured general obligations of the Company. Benefit accruals under these plans were suspended effective May 31, 1991 in conjunction with the suspension of benefit accruals under the Company's Pension Plan.

DIRECTOR COMPENSATION

     Each director who is not an employee of the Company is compensated for services at the rate of $20,000 annually, and in addition, is paid a fee of $2,500 for attendance in person at each meeting or series of meetings of the Board. All directors, whether employees or not, are reimbursed for all costs incurred by them in their capacities as directors, including the costs of attending directors' meetings and committee meetings. The non-employee directors and the amounts each was paid during 1994 as directors were: John C. Dorn, Dale F. Dorn, Harold D. Hammar, Jeffrey W. Miller, Jack D. Riggs and Michael B. Yanney - $30,000; Donald H. Anderson - $27,500; Austin M. Beutner and Richard J. Callahan - $25,000. James H. Lee received $30,000 for his services as a director, $2,000 for attendance at meetings of the Audit and Compensation Committees and $41,666.68 as payment for his service on the Executive Committee, which began March 1, 1994. Messrs. Hammar and Riggs each received an additional $8,000 for attending meetings of the Audit and Compensation Committees. Mr. Yanney received an additional $3,000 for attending meetings of the Compensation Committee and Mr. Anderson was paid an additional $4,000 for attending meetings of the Audit Committee.

     No additional amounts are paid for committee participation or special assignments, except that (i) each member of the Compensation Committee is paid $1,000 per meeting which he attends up to a maximum of $4,000 per year for service on that committee, (ii) each member of the Audit Committee is paid $1,000 per meeting which he attends up to a maximum of $4,000 per year for service on that committee, and (iii) Mr. Lee will be paid $50,000 per year for service on the Executive Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors consists of Messrs. Beutner, Callahan, Hammar, Riggs and Yanney. Mr. Riggs retired as a Vice President of the Company in 1987 and is not standing for reelection as a director. The Executive Committee members are William L. Dorn, Robert S. Boswell and James H. Lee. The members of the Royalty Bonus Committee are William L. Dorn, Robert S. Boswell and Jack D. Riggs. William L. Dorn is Chairman of the Board and Chief Executive Officer and Robert S. Boswell is President. During 1994 there were no compensation committee interlocks between the Company and any other entity.

    A real estate complex (the "Complex") owned by members of the Dorn and Miller families, located near Bradford, Pennsylvania, had been historically used by the Company for business purposes. In 1994, the Company notified the owners of the Complex that it intended to terminate its annual usage after 1994.

    In 1994, in connection with the Company's termination of usage, the Company paid $662,000 on account of the business use of such property, and an additional $300,000 as a partial reimbursement of deferred maintenance costs. Members of the Dorn and Miller families who were directors and/or executive officers of the Company (and their immediate families) who owned a direct or indirect interest in such Complex during 1994 were Dale F. Dorn, his brother and his two sisters; William L. Dorn and Forest D. Dorn and their father and two sisters; John C. Dorn and his four children; and Jeffrey W. Miller, his father and two sisters.

    For further information with respect to other transactions with management and others see Item 13 Transactions with Management and Others.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

    The Company currently has one class of voting securities outstanding. On March 31, 1995, there were 28,250,647 shares of Common Stock outstanding, with each such share being entitled to one vote. On March 31, 1995 members of the Dorn and Miller families, descendants of the founders of the Company, owned 3,425,820 shares of Common Stock, constituting approximately 12.13% of the voting power of the Company.

    As of March 31, 1995, to the knowledge of the Company's Board of Directors the only shareholders who owned beneficially more than 5% of the outstanding shares of the Company's Common Stock were:


                       NAME AND ADDRESS OF               AMOUNT AND NATURE OF          PERCENT  OF
TITLE OF CLASS          BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP            CLASS
- - --------------      --------------------------           ---------------------         -----------
Common Stock (1)    R.B. Haave Associates,Inc.                  3,134,050 (2)             10.68%
                    270 Madison Avenue
                    New York, NY 10016

                    Metropolitan Life                           1,855,000 (3)              6.57%
                    Insurance Company
                    One Madison Avenue
                    New York, NY 10010

                    Smith Barney Inc.                           2,270,277 (4)(5)           8.04%
                    1345 Avenue of the Americas
                    New York, NY 10115


(1) Based on Schedules 13D and 13G and amendments thereto filed with the SEC and the Company by the reporting person through April 1, 1995 and the amount of Common Stock outstanding on March 31, 1995.

(2) Includes 1,101,450 shares of Common Stock that the reporting person has the right to acquire upon the conversion of 314,700 shares of the Company s $.75 Convertible Preferred Stock.



(3) These shares are beneficially owned by State Street Research and Management Company, a subsidiary of Metropolitan Life Insurance Company, which disclaims beneficial ownership of these securities.

(4) Smith Barney Holdings Inc. is the sole common stockholder of Smith Barney Inc., and The Travelers Inc. is the sole stockholder of Smith Barney Holdings Inc. Smith Barney Holdings Inc. and The Travelers Inc. disclaim beneficial ownership of these securities.

(5) Includes 1,750 and 45 shares of Common Stock that the reporting person has the right to acquire upon the conversion of 500 shares of the Company s $.75 Convertible Preferred Stock and the exercise of Warrants to purchase shares of Common Stock, respectively.



SECURITY OWNERSHIP OF MANAGEMENT


    The following table shows, as of March 31, 1995, the number of shares of the Company's Common Stock beneficially owned by each director and nominee, each of the executive officers named in the Summary Compensation Table set forth in
Item 11 Executive Compensation above, and all directors and executive officers as a group. Unless otherwise indicated, each of the persons has sole voting power and sole investment power with respect to the shares beneficially owned by such person. If the Company's shareholders approve the issuance by the Company of certain securities to Anschutz and the transactions contemplated by the Anschutz letter of intent are consummated, based on the number of outstanding shares of Common Stock as of March 31, 1995, Anschutz would own approximately 39.9% of the voting power of the Company. In addition, subject to the 40% ownership restriction contemplated by the Anschutz letter of intent, Anschutz would have the right to acquire an additional 36,894,444 shares of Common Stock through the exercise of warrants and an option and the conversion of preferred stock it would acquire in such transactions. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -
Recent Developments".



                                     COMMON STOCK (2)
                                     ----------------
    NAME OF INDIVIDUAL OR            NUMBER      PERCENT
      NUMBER IN GROUP (1)          OF SHARES     OF CLASS
    ---------------------          ----------    --------
    Donald H. Anderson                10,000        *
    Bulent A. Berilgen               121,081(3)     *
    Austin M. Beutner                      -        -
    Robert S. Boswell                245,673(4)     *
    Richard J. Callahan                2,000        *
    Dale F. Dorn                     116,156(5)     *
    Forest D. Dorn                   239,714(6)     *
    John C. Dorn                     250,485(7)     *
    William L. Dorn                  449,532(8)    1.55
    Harold D. Hammar                   2,500        *
    David H. Keyte                   126,222(9)     *
    James H. Lee                       1,000        *
    Jeffrey W. Miller                331,220(10)   1.17
    Jack D. Riggs                      6,635        *
    Michael B. Yanney                  5,000        *

    All directors and executive
     officers as a group (19
     persons, including the 15
     named above)                  2,175,826(11)  7.70%




   * The percentage of shares beneficially owned does not exceed one percent of the outstanding shares of the class.

 (1) William L. Dorn and Forest D. Dorn are brothers, and they and Dale F. Dorn are nephews of John C. Dorn. See "Principal Holders of Securities".

 (2) Amounts reported also include shares held for the benefit of certain directors and executive officers by the trustee of the Company's Retirement Savings Plan Trust as of December 31, 1994.

 (3) Includes 120,000 shares of Common Stock that Bulent A. Berilgen has the vested right to purchase pursuant to the terms of the 1992 Stock Option Plan.

 (4) Includes 210,000 shares of Common Stock that Robert S. Boswell has the vested right to purchase pursuant to the terms of the 1992 Stock Option Plan. Does not include 225 shares of Common Stock held by Robert S. Boswell's wife or 830 shares held by his children, of which shares Mr. Boswell disclaims beneficial ownership.

 (5) Includes 14,699 shares of Common Stock held of record by Dale F. Dorn as trustee of a trust for the benefit of his immediate family. Dale F. Dorn disclaims beneficial ownership of these shares. Also includes 12,250 shares of Common Stock that Dale F. Dorn has the right to acquire upon the conversion of 3,500 shares of the Company's $.75 Convertible Preferred Stock.

 (6) Includes 120,000 shares of Common Stock that Forest D. Dorn has the vested right to purchase pursuant to the terms of the 1992 Stock Option Plan. Also includes 25,800 shares of Common Stock held of record by Forest D. Dorn as co-trustee of a trust for the benefit of his mother (see Footnote
      8), of which shares Mr. Dorn disclaims beneficial ownership. Does not include 8,628 shares of Common Stock held by Forest D. Dorn's wife or 25,967 shares held by his children, of which shares Mr. Dorn disclaims beneficial ownership.

 (7) Includes 43,685 shares of Common Stock held of record by John C. Dorn as trustee of trusts for the benefit of related parties. Does not include
      (i) 265,676 shares of Common Stock held of record by The Glendorn Foundation of which John C. Dorn is one of the seven trustees, or (ii) 72,547 shares of Common Stock held by John C. Dorn's wife, of which shares Mr. Dorn disclaims beneficial ownership.

 (8) Includes 210,000 shares of Common Stock that William L. Dorn has the vested right to purchase pursuant to the terms of the 1992 Stock Option Plan. Also includes (i) 25,800 shares of Common Stock held of record by William L. Dorn as co-trustee of a trust for the benefit of his mother (see Footnote 6), and (ii) 74,223 shares of Common Stock held of record by William L. Dorn as trustee of trusts for the benefit of related parties, of which shares Mr. Dorn disclaims beneficial ownership. Does not include 14,990 shares of Common Stock held by William L. Dorn's wife or 35,997 shares held by his children, of which shares Mr. Dorn disclaims beneficial ownership.


 (9) Includes 120,000 shares of Common Stock that David H. Keyte has the vested right to purchase pursuant to the terms of the 1992 Stock Option Plan. Also includes 7,000 shares of Common Stock that David H. Keyte has the right to acquire upon the conversion of 2,000 shares of the Company's $.75 Convertible Preferred Stock.

 (10) Includes 99,825 shares of Common Stock held of record by Jeffrey W. Miller as custodian for his minor children, of which shares Mr. Miller disclaims beneficial ownership.

 (11) Includes 1,035,000 shares of Common Stock held by various executive officers who have the vested right to purchase such shares pursuant to the terms of the 1992 Stock Option Plan and 21,350 shares of Common Stock that a director and two executive officers have the right to acquire upon the conversion of 6,100 shares of the Company's $.75 Convertible Preferred Stock.

ITEM 13.  TRANSACTIONS WITH MANAGEMENT AND OTHERS

    RETIREMENT BENEFITS FOR EXECUTIVES AND DIRECTORS. In December 1990, the Company entered into retirement agreements with seven executives and directors ("Retirees") pursuant to which the Retirees will receive supplemental retirement payments in addition to the amounts to which they are entitled under the Company's retirement plan. In addition, the Retirees and their spouses are entitled to lifetime coverage under the Company's group medical and dental plans, tax and other financial services and payments by the Company in connection with certain club membership dues. The Retirees will also continue to participate in the Company's royalty bonus program until December 31, 1995. The Company has also agreed to maintain certain life insurance policies in effect at December 1990, for the benefit of each of the Retirees.

    Six of the Retirees have subsequently resigned as directors. One of the Retirees continues to serve as a director and will be paid the customary non-employee director's fee. Pursuant to the terms of the retirement agreements, the former directors and any other Retiree who ceases to be a director (or his spouse) will be paid $2,500 a month until December 2000.

    The Company's obligation to one Retiree under a revised retirement agreement is payable in Common Stock or cash, at the Company's option, in May of 1995 and 1996 at approximately $190,000 per year with the balance ($149,000) payable in May 1997. The retirement agreements for the other six Retirees, one of whom received in 1991 the payments scheduled to be made in 1999 and 2000, provide for supplemental retirement payments totaling approximately $938,400 per year through 1998 and approximately $740,400 per year in 1999 and 2000.

    EXECUTIVE SEVERANCE AGREEMENTS. The Company has entered into executive severance agreements (the "Executive Severance Agreements") with certain executive officers, including the Named Executive Officers. The Executive Severance Agreements provide for severance benefits for termination without cause and for termination following a "change of control" of the Company. The Executive Severance Agreements provide that if an executive's employment is terminated either (a) by the Company for reasons other than cause or other than as a consequence of death, disability, or retirement, or (b) by the executive for reasons of diminution of responsibilities, compensation, or benefits or, in the case of change of control, a significant change in the executive's principal place of employment, the executive will receive certain payments and benefits. In March 1995, the Compensation Committee renewed the Executive Severance Agreements and extended their term to December 1997. In addition, the definition of "change of control" was modified.

    In the case of termination of an executive's employment which does not occur within two years of a change of control, these severance benefits include (a) payment of the executive's base salary for a term of months equal to the whole number of times that the executive's base salary can be divided by $10,000, limited to 30 months (such amounts payable will be reduced by 50% if the executive obtains new employment during the term of payment) and (b) continued coverage of the executive and any of his or her dependents under the Company's medical and dental benefit plans throughout the payment term without any cost to the executive.

    If an executive's employment by the Company is terminated under the circumstances described above within two years after the date upon which a change of control occurs, the Company would be obligated to take the following actions after the last day of the executive's employment:

         (a) the Company will pay to the executive an amount equal to 2.5 times the executive's base salary;

         (b) the Company will permit the executive and those of his dependents who are covered under the Company's medical and dental benefit plans to be covered by such plans without any cost to the executive for a two-year period of time;

         (c) the Company will cause any and all outstanding options to purchase stock of the Company held by the executive to become immediately exercisable in full and cause the executive's accrued benefits under any non-qualified deferred compensation plans to become immediately non-forfeitable; and

         (d) if any payment or distribution to the executive, whether or not pursuant to such agreement, is subject to the federal excise tax on "excess parachute payments", the Company will be obligated to pay to the executive such additional amount as may be necessary so that the executive realizes, after the payment of any income or excise tax on such additional amount, an amount sufficient to pay all such excise taxes.

    The Executive Severance Agreements also provide that the Company will pay legal fees and expenses incurred by an executive to enforce rights or benefits under such agreements. Under the Executive Severance Agreements, a "change of control" of the Company would be deemed to occur if, as modified in March, 1995,
(i) the Company is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company); (ii) the Company sells, leases or exchanges all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company); (iii) the Company is dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 40% of the outstanding shares of the Company's voting stock (based upon voting power); or
(v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Company's Board of Directors.

     OTHER TRANSACTIONS. For a description of other transactions with management and others see Item 11 Compensation Committee Interlocks and Insider Participation.

     In 1994, the Company engaged The Blackstone Group to perform certain investment banking services. Austin M. Beutner, a director of the Company, was, until March 1994, a General Partner of The Blackstone Group, which is also providing investment banking services in 1995.

     TRANSACTIONS WITH FORMER EXECUTIVE OFFICERS. John F. Dorn resigned as an executive officer and director of the Company in 1993. John F. Dorn is the brother of Dale F. Dorn, a director of the Company. Kenneth W. Smith resigned as an executive officer in March 1994. The Company had previously entered into severance agreements with the former executive officers and the Company's other executive officers as described above under "Executive Severance Agreements".
In lieu of the severance payments due under their severance agreements, the Company agreed to pay John F. Dorn and Kenneth W. Smith for 30 months and 24 months, respectively, their salaries at the time of the termination of their employment. In addition, the Company has agreed with the former executive officers with respect to the following matters: (a) their stock options are fully vested and are not subject to early termination; (b) they received payments from the Company equivalent to amounts they would have received as deferred payments under the Incentive Plan with respect to 1992 and 1993; (c) John F. Dorn received full vesting with respect to split dollar life insurance at the Company's expense; (d) they continued to participate in the Company's Executive Overriding Royalty Bonus Plan until April 1, 1994; (e) they were given their Company automobiles and office furnishings and the Company paid for the cost of relocating their offices; (f) the Company will provide John F. Dorn with certain accounting, financial and estate planning services for a limited period of time; and (g) until March 31, 1996, if John F. Dorn decides to relocate from Colorado, the Company will pay his moving expenses and purchase his home, in accordance with the Company's employee relocation policy.

     In March 1994, the Company sold certain non-strategic oil and gas properties for $4,400,000 to an entity controlled by John F. Dorn and Kenneth W. Smith. The properties included in this transaction contained interests in approximately 70 wells. All of the properties were non-operated working interests or overriding royalty interests. The Company established the sales price based upon an opinion from an independent third party. The purchaser financed 100% of the purchase price with a loan. The loan bears interest at the rate of prime plus 1% and is secured by a mortgage on the properties and John F. Dorn's and Kenneth W. Smith's personal guarantees. The Company participated as a lender in the loan in the amount of approximately $800,000. In addition, the Company agreed to subordinate to the other lender its right of payment of principal on default. John F. Dorn and Kenneth W. Smith have separately agreed with the Company that their stock options will be canceled to the extent that the Company's participation in the loan is not repaid in full. The number of stock options canceled will be based upon a Black-Scholes valuation. Collectively, they have options to purchase 275,000 shares of the Company's Common Stock at $3.00 per share and 275,000 shares at $5.00 per share. In 1994, the Company paid approximately $234,500 to the entity that purchased the properties to settle title disputes.

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

**Exhibit 24      Independent Auditors' Consent.

 *Exhibit 25      Powers of Attorney of the following Officers and Directors:

                  Donald H. Anderson, Austin M. Beutner, Robert S. Boswell, Richard J. Callahan, Dale F. Dorn, John C. Dorn, William L. Dorn, Harold D. Hammar, David H. Keyte, James H. Lee, Daniel L. McNamara, Jeffrey W. Miller, Jack D. Riggs and Michael B. Yanney.

 *Exhibit 27      Financial Data Schedule.


**Exhibit 28      Financial Statements of the Retirement Savings Plan of
                  Forest Oil Corporation for the year ended December 31, 1994.



*  Previously filed.
** Filed with this report.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.


(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Forest during the last quarter of 1994.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FOREST OIL CORPORATION
                                                    (Registrant)


Date: May 1, 1995                            By:  /s/ Daniel L. McNamara
                                                ------------------------
                                                    Daniel L. McNamara
                                                         Secretary

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
- - -------                           -----------

  24          Independent Auditors' Consent.


  28 Financial Statements of the Retirement Savings Plan of Forest Oil Corporation for the year ended December 31, 1994.