Form 10-Q
FOREST OIL CORP
filed 1995-05-22
CIK 38079

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

     Yes   X     No
        -------     -------
                                                            Number of Shares
                                                               Outstanding
Title of Class of Common Stock                               April 30, 1995
------------------------------                              ---------------
Common Stock, Par Value $.10 Per Share                         28,267,702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                             FOREST OIL CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                  March 31,       December 31,
                                                    1995              1994
                                                 ----------       ------------
                                                       (In Thousands)
ASSETS
Current assets:
    Cash and cash equivalents                   $     1,676              2,869
    Accounts receivable                              15,164             20,418
    Other current assets                              3,226              2,231
                                                 ----------         ----------

          Total current assets                       20,066             25,518

Property and equipment, at cost:
    Oil and gas properties - full cost
     accounting method                            1,178,901          1,171,887
    Buildings, transportation and other
     equipment                                       12,681             12,649
                                                 ----------         ----------

                                                  1,191,582          1,184,536
    Less accumulated depreciation,
     depletion and valuation allowance              920,243            907,927
                                                 ----------         ----------

          Net property and equipment                271,339            276,609

Investment in and advances to affiliate              11,673             11,652

Other assets                                         11,015             11,053
                                                 ----------         ----------

                                                $   314,093            324,832
                                                 ----------         ----------
                                                 ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                              $     2,581              4,445
    Bank debt                                        45,000                  -
    Current portion of long-term debt                 2,342              1,636
    Current portion of gas balancing liability        5,000              5,735
    Accounts payable                                 19,969             26,557
    Retirement benefits payable to
     executives and directors                           630                630
    Accrued expenses and other liabilities:
      Interest                                        1,663              4,318
      Other                                           4,457              4,297
                                                 ----------         ----------

          Total current liabilities                  81,642             47,618

Long-term debt                                      172,531            207,054
Gas balancing liability                               8,677              8,525
Retirement benefits payable to executives
 and directors                                        3,404              3,505
Other liabilities                                    16,008             16,136
Deferred revenue                                     29,289             35,908

Shareholders' equity:
    Preferred stock                                  15,845             15,845
    Common stock                                      2,829              2,829
    Capital surplus                                 188,593            190,074
    Accumulated deficit                            (202,643)          (199,499)
    Foreign currency translation                     (1,312)            (1,337)
    Treasury stock, at cost                            (770)            (1,826)
                                                 ----------         ----------

          Total shareholders' equity                  2,542              6,086
                                                 ----------         ----------
                                                $   314,093            324,832
                                                 ----------         ----------
                                                 ----------         ----------

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
         Condensed Consolidated Statements of Production and Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                 -----------------------------
                                                  March 31,          March 31,
                                                    1995               1994
                                                 ----------         ----------
                                               (In Thousands Except Production
                                                     and Per Share Amounts)
PRODUCTION
    Gas (mmcf)                                        9,297             13,269
                                                     ------             ------
                                                     ------             ------

    Oil and condensate (thousands of barrels)           349                383
                                                     ------             ------
                                                     ------             ------

STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Oil and gas sales:
        Gas                                        $ 16,735             27,076
        Oil and condensate                            5,504              4,458
        Products and other                               70                122
                                                     ------             ------

                                                     22,309             31,656
      Miscellaneous, net                                 52                887
                                                     ------             ------

          Total revenue                              22,361             32,543

    Expenses:
      Oil and gas production                          5,309              5,328
      General and administrative                      2,100              2,087
      Interest                                        5,794              6,647
      Depreciation and depletion                     12,309             18,245
                                                     ------             ------

          Total expenses                             25,512             32,307
                                                     ------             ------

    Income (loss) before income taxes and
     cumulative effects of change in
     accounting principle                            (3,151)               236

    Income tax expense (benefit):
      Current                                            (7)                 -
      Deferred                                            -                  -
                                                     ------             ------

                                                         (7)                 -
                                                     ------             ------

    Income (loss) before cumulative effects of
     change in accounting principle                  (3,144)               236

    Cumulative effects of change in accounting
     for oil and gas sales                                -            (13,990)
                                                     ------             ------

    Net loss                                       $ (3,144)           (13,754)
                                                     ------             ------
                                                     ------             ------

    Weighted average number of common shares
     outstanding                                     28,233             28,008
                                                     ------             ------
                                                     ------             ------

    Net loss attributable to common stock          $ (3,684)           (14,294)
                                                     ------             ------
                                                     ------             ------

    Primary and fully diluted loss per common
     share:
      Loss before cumulative effects of
      change in accounting principle               $   (.13)              (.01)
                                                     ------             ------
                                                     ------             ------

    Net loss                                       $   (.13)              (.51)
                                                     ------             ------
                                                     ------             ------

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                 -----------------------------
                                                  March 31,          March 31,
                                                     1995               1994
                                                 ----------         ----------
                                                         (In Thousands)
Cash flows from operating activities:
  Income (loss) before cumulative effects
    of change in accounting principle            $   (3,144)               236
  Adjustments to reconcile income (loss)
    before cumulative effects of change in
    accounting principle to net cash provided
    (used) by operating activities:
      Depreciation and depletion                     12,309             18,245
      Other, net                                        771              2,322
      (Increase) decrease in accounts receivable      5,254             (2,014)
      Increase in other current assets                 (995)            (1,247)
      Decrease in accounts payable                   (7,323)            (8,450)
      Increase (decrease) in accrued expenses
       and other liabilities                         (2,495)             2,426
      Amortization of deferred revenue               (6,620)           (10,107)
                                                    -------            -------

          Net cash provided (used) by operating
           activities                                (2,243)             1,411

Cash flows from investing activities:
  Capital expenditures for property and equipment    (7,064)            (5,663)
  Proceeds from sales of property and equipment          28              3,186
  Increase in other assets, net                        (181)              (880)
                                                    -------            -------

          Net cash used by investing activities      (7,217)            (3,357)

Cash flows from financing activities:
  Proceeds of bank debt                              23,500              9,000
  Repayments of bank debt                           (11,500)                 -
  Repayments of nonrecourse secured loan               (624)              (378)
  Repayments of production payment                     (630)              (986)
  Redemptions and purchases of subordinated
   debentures                                             -             (7,171)
  Payment of preferred stock dividends                 (540)              (540)
  Deferred debt costs                                     -               (199)
  Decrease in cash overdraft                         (1,864)            (2,674)
  Decrease in other liabilities, net                    (76)            (1,414)
                                                    -------            -------

          Net cash provided (used) by financing
           activities                                 8,266             (4,362)

Effect of exchange rate changes on cash                   1                 15
                                                    -------            -------

Net decrease in cash and cash equivalents            (1,193)            (6,293)

Cash and cash equivalents at beginning of period      2,869              6,949
                                                    -------            -------

Cash and cash equivalents at end of period         $  1,676                656
                                                    -------            -------
                                                    -------            -------

Cash paid during the period for:
    Interest                                       $  8,185              8,254
                                                    -------            -------
                                                    -------            -------

    Income taxes                                   $      -                  -
                                                    -------            -------
                                                    -------            -------

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1995 and the results of operations for the three month periods ended March 31, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1994, previously filed with the Securities and Exchange Commission.

(2)  Long-term Debt

     The components of long-term debt are as follows:

                                                   March 31,     December 31,
                                                     1995            1994
                                                   ---------     ------------
                                                         (In Thousands)
          Bank debt                                $       -           33,000
          Nonrecourse secured loan                    57,641           57,840
          Production payment obligation               17,904           18,534
          11-1/4% Subordinated debentures             99,328           99,316
                                                    --------         --------
                                                     174,873          208,690
          Less current portion                        (2,342)          (1,636)
                                                    --------         --------
          Long-term debt                           $ 172,531          207,054
                                                    --------         --------
                                                    --------         --------

     At March 31, 1995 the Company did not satisfy certain tests imposed by the covenants of its bank debt; compliance with these covenants was waived by the banks through June 29, 1995. The Company currently anticipates that it may not satisfy one or more of the tests during the remainder of 1995. As a result, the $45,000,000 balance outstanding under the Company's credit facility at March 31, 1995 is included in current liabilities on the accompanying balance sheet.

(3)  Earnings (Loss) Per Share

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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and
     (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the three months ended March 31, 1995 and 1994.

(4)  Changes in Accounting for Oil and Gas Sales

     The Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method effective January 1, 1994. Under the sales method previously used by the Company, all proceeds from production credited to the Company were recorded as revenue until such time as the Company had produced its share of the related reserves. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced.

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

     The cumulative effect of the change for the periods through December 31, 1993 was a charge of $13,990,000 recorded in the first quarter of 1994. As the Company adopted this change in the fourth quarter of 1994, previously reported first quarter 1994 information has been restated to reflect the change effective January 1, 1994.

(5)  Subsequent Events

     On May 17, 1995, the Company signed definitive agreements with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp., in each case as described below. The closing of certain of the transactions contemplated by the definitive agreements is subject to, among other things, shareholder approval and consent by certain of the Company's creditors.

     The Anschutz agreements contemplate that Anschutz will purchase 18,800,000 shares of the Company's common stock and shares of newly-issued preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45,000,000, or $1.80 per share. The preferred stock will have a liquidation preference and will receive dividends ratably with the common stock. In addition, Anschutz will also receive warrants to purchase 19,444,444 shares of the Company's common stock for $2.10 per share. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months.

     The investment will be made in two closings. In the first closing, expected to occur in May 1995, Anschutz will loan the Company $9,900,000 for a term of 9 months. The loan will bear interest at 8% per annum for 16 weeks and at 12.5% per annum thereafter. The loan will be nonrecourse to the Company and will be secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and a cash collateral account with an initial balance of $2,000,000. The loan may be converted into 5,500,000 shares of Forest's common stock at Anschutz's election, but the loan must be so converted at the second closing. At the second closing, expected to occur in July 1995 following receipt of shareholder approval of the transactions contemplated by the definitive agreements, Anschutz will purchase 13,300,000 shares of common stock and the convertible preferred stock. At the second closing, Anschutz will also receive from JEDI an option to purchase from JEDI up to 11,250,000 shares of Common Stock that JEDI may acquire from the Company upon exercise of the $2.00 warrants referred to below. This option will terminate 36 months after the second closing, or earlier upon the conveyance by the Company of certain property to JEDI in satisfaction of the restructured JEDI loan, as described below.

     In connection with this purchase, Anschutz will agree to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including (a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all equity securities of the Company owned by Anschutz having voting power in excess of an amount equal to 19.99% of the aggregate voting power of the equity securities of the Company then outstanding in the same proportion as all other equity securities of the Company voted with respect to the matter (other than equity securities owned by Anschutz) are voted, (b) a limit on the number of persons associated with Anschutz that may at any time be elected as directors of the Company and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the conversion of the new preferred stock, the exercise of the $2.10 warrants or the option received from JEDI, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will be entitled to a minority representation on the board of directors.

     The JEDI agreements contemplate that, at the second closing referred to above, Forest and JEDI will restructure JEDI's existing loan currently having a principal balance on May 15, 1995 of approximately $62,061,000 before unamortized discount of $4,485,000. JEDI will relinquish the net profits interest that it holds in certain Forest properties and will reduce the interest rate relating to the loan. As a result of the loan restructuring and the issuance of the warrants described below, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45,000,000 and a reduction of annual interest expense of approximately $2,000,000. Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The JEDI agreements also contemplate that, at the second closing, JEDI will receive warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share. The $2.00 warrants will expire on the earlier of December 31, 2002 or 36 months following exercise of the Company's option to convey properties in satisfaction of the JEDI loan (the Conveyance Option). At the second closing JEDI will grant a 36 month option to Anschutz to purchase from JEDI up to 11,250,000 shares at a purchase price per share of $2.00 plus an amount equal to the lesser of
     (a) 18% per annum from the second closing date to the date of exercise of the option, or (b) $3.10. JEDI will satisfy its obligations under the option to Anschutz by exercising the $2.00 warrants. Provided the Conveyance Option has not been exercised, the Company may terminate the $2.00 warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

     The agreements require the Company to pay certain expenses incurred by Anschutz and JEDI and to pay Anschutz certain fees and expenses in connection with the definitive agreements and the transactions contemplated thereby in certain circumstances. The Anschutz agreements require the Company to pay to Anschutz a fee (called a subsequent event fee) of up to $2,500,000, but not less than $1,000,000, upon the occurrence of certain events prior to the second closing (or if the second closing does not occur, by July 1996), such as a merger, consolidation or other business combination between the Company and a person other than Anschutz, or the acquisition by any other person of 40% or more of the Forest common stock. The Company is also obligated in certain circumstances to pay up to $500,000 of expenses incurred by Anschutz. In the Anschutz agreements, the Company has agreed not to solicit proposals for transactions that would require the Company to pay a subsequent event fee and to keep Anschutz generally informed regarding the receipt and disposition by the Company of proposals regarding such transactions made by other persons.

     The loan by Anschutz to the Company at the first closing is subject to, among other things, approval by certain of the Company's creditors. The transactions contemplated by the Anschutz agreements at the second closing, the restructure of JEDI's existing loan and the transactions between Anschutz and JEDI described above are also subject to, among other things, the prior approval of Forest's shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     The Company believes that short-term and long-term liquidity would be significantly improved by the conclusion of the transactions described above. Although the Company believes that the conditions to the closing of the transactions can be satisfied, there can be no assurance that the transactions will close on the dates referred to above, or at all.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

NET LOSS
     The net loss for the first three months of 1995 was $3,144,000 or $.13 per common share compared to a net loss of $13,754,000 or $.51 per common share in the first three months of 1994. The 1994 loss includes a charge of $13,990,000 relating to the change in the method of accounting for oil and gas sales from the sales method to the entitlements method. See "Changes in Accounting." Excluding the cumulative effects of the change in accounting principle, the Company recorded net income of $236,000 for the first quarter 1994. Decreased oil and natural gas volumes and lower natural gas prices in the first three months of 1995 contributed to the 1995 loss.

REVENUE
     The Company's oil and gas sales revenue decreased by 30% to $22,309,000 in the first quarter of 1995 from $31,656,000 in the first quarter of 1994. Production volumes for natural gas and oil in the first quarter of 1995 decreased 30% and 9%, respectively, from the comparable 1994 period due primarily to normal, anticipated production declines as well as decreased well performance in certain fields. The average sales price for natural gas in the first quarter of 1995 was $1.80 per thousand cubic feet of natural gas (MCF), a decrease of $.24 per MCF or 12% compared to the average sales price in the first quarter of the previous year. The average sales price for oil in the first quarter of 1995 of $15.79 per barrel represented an increase of $4.14 per barrel or 36% compared to the average sales price in the same period of 1994.

     Production volumes and weighted average sales prices during the periods were as follows:

                                                     Three Months Ended
                                                 --------------------------
                                                  March 31,      March 31,
                                                     1995           1994
                                                 -----------    -----------
                                                      (In Thousands)

     Natural Gas
       Production under long-term fixed
          price contracts (MMCF) (1)                   3,092          4,766
       Average contract sales price (per
          MCF) (1)                                 $    1.80           1.77

       Production sold on the spot market
          (MMCF)                                       6,205          8,503
       Spot sales price received (per MCF)         $    1.51           2.26
       Effects of energy swaps (per MCF) (2)             .29           (.07)
                                                    --------       --------

       Average spot sales price (per MCF)          $    1.80           2.19

       Total production (MMCF)                         9,297         13,269
       Average sales price (per MCF)               $    1.80           2.04

     Oil and condensate (3)
       Total production (MBBLS)                          349            383
       Average sales price (per BBL)               $   15.79          11.65

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. See "Volumetric Production Payments" below.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged volumes were 3,948 MMCF and 2,546 MMCF for the three months ended March 31, 1995 and 1994, respectively.
(3) Oil and condensate production is sold primarily on the spot market. An immaterial amount of production is covered by long-term fixed price contracts, including scheduled deliveries under volumetric production payments.

     Miscellaneous net revenue decreased to $52,000 in the first quarter of 1995 from $887,000 in the comparable 1994 quarter. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment.

EXPENSES
     Oil and gas production expense decreased slightly to $5,309,000 in the first quarter of 1995 from $5,328,000 in the comparable period of 1994.
Although there were decreases in variable components of oil and gas production expense as a result of lower production volumes, such decreases were largely offset by increases in fees paid by the Company to process gas from certain offshore wells. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased 38% in the first quarter of 1995 to $.47 per MCFE from $.34 per MCFE in the first quarter of 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

     General and administrative expense was $2,100,000 in the first quarter of 1995, a slight increase from $2,087,000 in the comparable period of 1994. Total overhead costs (capitalized and expensed general and administrative costs) of $3,743,000 in the first quarter of 1995 decreased 8% from $4,073,000 in the comparable period of 1994. The Company's salaried workforce was 117 at March 31, 1995 and 134 at March 31, 1994. The decreases in total overhead costs and personnel were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995.


     The following table summarizes the total overhead costs incurred during the periods.

                                              Three Months Ended
                                         -----------------------------
                                         March 31,           March 31,
                                           1995                 1994
                                         ---------           ---------
                                                (In Thousands)
          Overhead costs capitalized       $ 1,643               1,986
          General and administrative
             costs expensed                  2,100               2,087
                                           -------             -------

                Total overhead costs       $ 3,743               4,073
                                           -------             -------
                                           -------             -------

     Interest expense of $5,794,000 in the first quarter of 1995 decreased 13% from $6,647,000 in 1994 due primarily to lower effective interest rates related to the nonrecourse secured loan and the dollar denominated production payment.

     Depreciation and depletion expense decreased 33% to $12,309,000 in the first quarter of 1995 from $18,245,000 in the first quarter of 1994 because of the decrease in production. The depletion rate per unit of production decreased to $1.07 per MCFE in the first quarter of 1995 from $1.16 per MCFE in the comparable 1994 period due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994. At March 31, 1995, the Company had undeveloped properties with a cost basis of approximately $26,000,000 which were excluded from depletion, compared to $43,000,000 at March 31, 1994. The decrease is attributable to exploration and development work and, to a lesser extent, lease expirations and property sales.

     The Company was not required to record a writedown of the carrying value of its oil and gas properties in the first three months of 1995 or 1994. As of April 1, 1995 the Company was receiving average spot market prices of $1.59 per MCF and $17.25 per barrel.

Based upon these prices, the Company would have been required to record a writedown of its oil and gas properties at March 31, 1995. Due primarily to subsequent increases in the prices of both natural gas and oil, however, the Company was able to satisfy the ceiling test for the first quarter of 1995.
Spot prices being received in May 1995, which were incorporated into the ceiling test computation, were $1.67 per MCF and $18.25 per barrel. Writedowns of the full cost pool may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

     As of December 31, 1993, there were no remaining deferred tax liabilities. No tax benefits for operating loss carryforwards have been recorded in the first quarter of 1995 or 1994.

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

     The cumulative effect of the change for the periods through December 31, 1993, was a charge of $13,990,000. The effect of this change on the first quarter of 1994 was an increase in earnings from operations of $1,473,000 and an increase in production volumes of 633,000 MCF. There were no related income tax effects in 1994. As the Company adopted this change in the fourth quarter of 1994, previously reported first quarter 1994 information has been restated to reflect the change effective January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS

     On May 17, 1995, the Company signed definitive agreements with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp., in each case as described below. The closing of certain of the transactions contemplated by the definitive agreements is subject to, among other things, shareholder approval and consent by certain of the Company's creditors.

     The Anschutz agreements contemplate that Anschutz will purchase 18,800,000 shares of the Company's common stock and shares of newly-issued preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45,000,000, or $1.80 per share. The preferred stock will have a liquidation preference and will receive dividends ratably with the common stock. In addition, Anschutz will also receive warrants to purchase 19,444,444 shares of the Company's common stock for $2.10 per share. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months.

     The investment will be made in two closings. In the first closing, expected to occur in May 1995, Anschutz will loan the Company $9,900,000 for a term of 9 months. The loan will bear interest at 8% per annum for 16 weeks and at 12.5% per annum thereafter. The loan will be nonrecourse to the Company and will be secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and a cash collateral account with an initial balance of $2,000,000. The loan may be converted into 5,500,000 shares of Forest's common stock at Anschutz's election, but the loan must be so converted at the second closing. At the second closing, expected to occur in July 1995 following receipt of shareholder approval of the transactions contemplated by the definitive agreements, Anschutz will purchase 13,300,000 shares of common stock and the convertible preferred stock. At the second closing, Anschutz will also receive from JEDI an option to purchase from JEDI up to 11,250,000 shares of Common Stock that JEDI may acquire from the Company upon exercise of the $2.00 warrants referred to below. This option will terminate 36 months after the second closing, or earlier upon the conveyance by the Company of certain property to JEDI in satisfaction of the restructured JEDI loan, as described below.

     In connection with this purchase, Anschutz will agree to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including (a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all equity securities of the Company owned by Anschutz having voting power in excess of an amount equal to 19.99% of the aggregate voting power of the equity securities of the Company then outstanding in the same proportion as all other equity securities of the Company voted with respect to the matter (other than equity securities owned by Anschutz) are voted, (b) a limit on the number of persons associated with Anschutz that may at any time be elected as directors of the Company and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the conversion of the new preferred stock, the exercise of the $2.10 warrants or the option received from JEDI, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will be entitled to a minority representation on the board of directors.

     The JEDI agreements contemplate that, at the second closing referred to above, Forest and JEDI will restructure JEDI's existing loan currently having a principal balance on May 15, 1995 of approximately $62,061,000 before unamortized discount of $4,485,000. JEDI will relinquish the net profits interest that it holds in certain Forest properties and will reduce the interest rate relating to the loan. As a result of the loan restructuring and the issuance of the warrants described below, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45,000,000 and a reduction of annual interest expense of approximately $2,000,000. Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The JEDI agreements also contemplate that, at the second closing, JEDI will receive warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share. The $2.00 warrants will expire on the earlier of December 31, 2002 or 36 months following exercise of the Company's option to convey properties in satisfaction of the JEDI loan (the Conveyance Option). At the second closing JEDI will grant a 36 month option to Anschutz to purchase from JEDI up to 11,250,000 shares at a purchase price per share of $2.00 plus an amount equal to the lesser of (a) 18% per annum from the second closing date to the date of exercise of the option, or (b) $3.10. JEDI will satisfy its obligations under the option to Anschutz by exercising the $2.00 warrants. Provided the Conveyance Option has not been exercised the Company may terminate the $2.00 warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

     The agreements require the Company to pay certain expenses incurred by Anschutz and JEDI and to pay Anschutz certain fees and expenses in connection with the definitive agreements and the transactions contemplated thereby in certain circumstances. The Anschutz agreements require the Company to pay to Anschutz a fee (called a subsequent event fee) of up to $2,500,000, but not less than $1,000,000, upon the occurrence of certain events prior to the second closing (or if the second closing does not occur, by July 1996), such as a merger, consolidation or other business combination between the Company and a person other than Anschutz, or the acquisition by any other person of 40% or more of the Forest common stock. The Company is also obligated in certain circumstances to pay up to $500,000 of expenses incurred by Anschutz. In the Anschutz agreements, the Company has agreed not to solicit proposals for transactions that would require the Company to pay a subsequent event fee and to keep Anschutz generally informed regarding the receipt and disposition by the Company of proposals regarding such transactions made by other persons.

     The loan by Anschutz to the Company at the first closing is subject to, among other things, approval by certain of the Company's creditors. The transactions contemplated by the Anschutz agreements at the second closing, the restructure of JEDI's existing loan and the transactions between Anschutz and JEDI described above are also subject to, among other things, the prior approval of Forest's shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     The Company believes that short-term and long-term liquidity would be significantly improved by the conclusion of the transactions described above. Although the Company believes that the conditions to the closing of the transactions can be satisfied, there can be no assurance that the transactions will close on the dates referred to above, or at all.

SHORT-TERM LIQUIDITY
     During 1994 and the first quarter of 1995, the Company's operating cash flows and working capital were adversely affected by a severe industry-wide decline in the price of natural gas. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

     Since December 31, 1994, the Company has taken steps and committed to certain actions to address its short-term liquidity needs, including the recent developments described above. Key short-term actions taken and committed to are set forth below.

     The Company has reduced its budgeted general and administrative expenditures for 1995 principally through a workforce reduction effective March 1, 1995. As a result, total overhead for 1995 is expected to decrease by approximately $4,000,000 compared to 1994 or by approximately 20%.

     In response to current market conditions, the Company has reduced its budgeted capital expenditures to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities . The Company's 1995 budgeted expenditures for exploration and development for the remainder of 1995 are approximately $2,650,000 and $10,200,000, respectively, including capitalized overhead of $250,000 and $4,000,000, respectively. The planned levels of capital expenditures could be further reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

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

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The maturity date of the Credit Facility is December 31, 1996. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests (which may from time to time restrict the Company's activities), including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities. At March 31, 1995 the outstanding balance under this facility was $45,000,000. The Company has used the facility for a $1,500,000 letter of credit, leaving an available borrowing capacity of $3,500,000, which the Company intends to use to meet operating cash flow requirements. At March 31, 1995 the Company did not satisfy the tests imposed by the working capital, debt coverage ratio and interest coverage ratio covenants of the Credit Facility; compliance with these covenants has been waived by the banks through June 29, 1995. The Company currently anticipates that it may not satisfy one or more of these tests during the remainder of 1995. As a result, the $45,000,000 balance outstanding under the Credit Facility at March 31, 1995 is included in current liabilities on the Company's balance sheet.

     Management believes that the working capital test can be satisfied upon the occurrence of the first closing contemplated by the Anschutz agreements. The proceeds of the second closing of the Anschutz transaction are expected to be the same approximate amount as the outstanding balance under the Credit
Facility and will be used to retire such debt to the extent possible. The debt coverage ratio and the interest coverage ratio, however, are calculated based on cash flows, interest payments and debt service (as defined) for the Company's two most recent fiscal quarters. The resulting decrease in interest expense subsequent to the second closing may not be sufficient to ensure compliance with the debt coverage and interest coverage ratios throughout the remainder of 1995 unless cash flows increase substantially in excess of amounts expected based on current market prices. Management expects to be able to reach satisfactory agreement with the banks with respect to certain modifications to the tests required by the terms of the Credit Facility after the Anschutz and JEDI transactions are completed, such that further waivers with respect to these tests would not be necessary.

     On April 13, 1995 Forest sold to a bank a participation interest in Forest's claim evidenced by that certain proof of claim dated March 16, 1992 filed by Forest on March 17, 1992 against Columbia Gas Transmission Corp. (Transmission), a subsidiary of Columbia Gas System (CGS). The Company had two natural gas sales contracts with Transmission. On July 31, 1991, CGS and Transmission filed Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the District of Delaware. Consideration received from the bank consisted of a $4,000,000 nonrecourse loan, in exchange for which the bank will receive, solely from the proceeds of the bankruptcy claim, an amount equal to the loan principal plus accrued interest at 16.5% per annum plus 25% of the excess, if any, of the proceeds over the loan principal and interest. The Company may, under certain conditions, limit the overall cost of financing to 23.5% per annum by exercising its option to repurchase the bank's interest in the bankruptcy claim prior to receipt of any proceeds of the claim. Proceeds from this financing transaction will be used for working capital needs.

     Based on the Company's actions taken to date and its plans, including the recent developments described above, management believes the Company will have adequate sources of short-term liquidity to meet its working capital needs, fund capital expenditures at reduced levels, and meet its current debt service obligations.

CASH FLOW
     Historically, one of the Company's primary sources of capital has been funds provided by operations, which has varied dramatically in prior periods, depending upon factors such as natural gas contract settlements and price fluctuations which are difficult to predict.

     The following summary table reflects comparative cash flows for the Company for the periods ended March 31, 1995 and 1994:

                                                   Three Months Ended
                                              -----------------------------
                                              March 31,           March 31,
                                                 1995                1994
                                              ---------           ---------
                                                       (In Thousands)
     Funds provided by operations (A)        $    9,936              20,803
     Net cash provided (used) by operating
      activities                                 (2,243)              1,411
     Net cash used by investing activities       (7,217)             (3,357)
     Net cash provided (used) by financing
      activities                                  8,266              (4,362)

(A) Funds provided by operations consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items and amortization of deferred revenue.

     As discussed previously under "Results of Operations," the Company's production volumes decreased significantly in the first quarter of 1995 compared to the prior year. Lower production volumes coupled with decreased prices for natural gas resulted in a 52% decrease in funds provided by operations to $9,936,000 in the first quarter of 1995 from $20,803,000 in the first quarter of 1994. The Company experienced a net use of cash for operating activities of $2,243,000 in the first quarter of 1995 compared to $1,411,000 of net cash provided by operating activities in the corresponding prior year period. The Company used $7,217,000 for investing activities in the 1995 period compared to $3,357,000 in the prior year period due to higher direct expenditures and lower proceeds from property sales. The increase in cash due to financing activities of $8,266,000 in the 1995 quarter was the result of drawdowns on the Company's Credit Facility to fund operating and investing activities. In the first quarter of 1994, the Company had a net use of cash for financing activities of $4,362,000.

LONG-TERM LIQUIDITY
     The Company has historically addressed its long-term liquidity needs through the use of nonrecourse production-based financing and through issuance of debt and common stock when market conditions permit.

     On December 30, 1993, the Company entered into a nonrecourse secured loan agreement with JEDI (the JEDI loan). The terms of the JEDI loan are anticipated to be restructured based on the terms of certain agreements described in "Recent Developments". For a further discussion of the JEDI loan, see "Nonrecourse Secured Loan and Dollar-Denominated Production Payment" below. This financing provided acquisition capital, and capital to execute Forest's exploitation strategy.

     Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term liquidity, including public and private issuances of equity, refinancing debt with equity and sales of non-strategic assets.

VOLUMETRIC PRODUCTION PAYMENTS
     As of March 31, 1995, deferred revenue relating to production payments was $29,289,000 and the annual amortization of deferred revenue and the corresponding delivery and net sales volumes were as set forth below:

                                                             Net sales volumes
                                        Volumes required      attributable to
                                         to be delivered     production payment
                                            to Enron           deliveries (1)
                                       -----------------    -------------------
                                                  Natural               Natural
                  Annual amortization    Oil        Gas       Oil         Gas
                  of deferred revenue  (MBBLS)    (MMCF)    (MBBLS)      (MMCF)
                  -------------------  -------    -------   -------     -------
                    (In Thousands)
Remainder of 1995      $  14,152         127       7,432       106        6,115
1996                       7,546          87       3,721        73        3,061
1997                       2,439           -       1,410         -        1,160
1998                       1,592           -         892         -          734
Thereafter                 3,560           -       1,994         -        1,641
                          ------         ---      ------       ---       ------

                       $  29,289         214      15,449       179       12,711
                          ------         ---      ------       ---       ------
                          ------         ---      ------       ---       ------

(1) Represents volumes required to be delivered to Enron net of estimated royalty volumes.

NONRECOURSE SECURED LOAN AND DOLLAR-DENOMINATED PRODUCTION PAYMENT
     Under the terms of the JEDI loan and the dollar-denominated production payment, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties. The terms of the JEDI loan are anticipated to be restructured based on the terms of certain agreements described in "Recent Developments."

     The JEDI loan, which bears annual interest at the rate of 12.5%, was recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of properties located in south Texas. At March 31, 1995, the principal amount of the loan was $62,101,000 and the recorded liability was $57,641,000. Under the terms of the JEDI loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the JEDI loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined.

     The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the recorded liability will increase by approximately $1,147,000 during the remainder of 1995. Under the provisions of the JEDI loan, however, the Company is required to make periodic principal payments, beginning in February 1996, if the outstanding balance of the loan exceeds specified balances and the cash flow (as defined) from the mortgaged properties is less than specified minimums. Based upon current projections, the Company anticipates that these provisions will require a significant principal payment in February 1996 to avoid an event of default. Payments, if any, under the net profits conveyance will commence upon repayment of the principal amount of the JEDI loan and will cease when the lender has received an internal rate of return, as defined, of 18% (15.25% through December 31, 1995). As described above, the Company has signed certain agreements which anticipate the restructure of the JEDI loan.

     The dollar-denominated production payment was entered into in 1992 to finance property acquisitions. The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At March 31, 1995 the remaining principal amount was $22,659,000 and the recorded liability was $17,904,000. Under the terms of this production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the remaining 1995 payments will reduce the recorded liability by approximately $1,255,000.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At March 31, 1995, the Company had natural gas swaps and collars for an aggregate of approximately 25.0 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1995 at fixed prices and floors (NYMEX basis) ranging from $1.90 to $2.41 per MMBTU (million British Thermal Units) and an aggregate of approximately 16.7 BBTU per day of natural gas during 1996 at fixed prices and floors ranging from $2.00 to $2.48 per MMBTU. At March 31, 1995, the Company had oil swaps for an aggregate of approximately 1,400 barrels per day of oil during the remainder of 1995 at fixed prices ranging from $16.70 to $18.90 (NYMEX basis) and an aggregate of approximately 1,100 barrels per day of oil during 1996 at fixed prices ranging from $16.70 to $17.75 per barrel.

OPTION AGREEMENT
     In 1993, under another agreement (the Option Agreement), the Company paid a premium of $516,000 in conjunction with the closing of the JEDI loan agreement. The payment of this premium gave Forest the right to set a floor price of $1.70 per MMBTU on a total of 18,400 BTU of natural gas over a five year period commencing January 1, 1995. In order to exercise this right to set a floor, the Company must pay an additional premium of 10 cents per MMBTU, effectively setting the floor at $1.60 per MMBTU. The option agreement is broken into five calendar year periods with the option for each calendar year expiring four trading days prior to the last trading day for the January NYMEX contract for that year. The Company was able to sell its 1995 option, covering approximately 4,300 BBTU, for $25,000 a few days prior to expiration when the 1995 swap price was approximately $1.73 per MMBTU. The options for calendar years 1996 through 1999 remain in place.

SUMMARY OF CASH FLOW CONSIDERATIONS AND EXPOSURE TO PRICE AND RESERVE RISK
     Pursuant to certain of the Company's financing arrangements, significant amounts of production are contractually dedicated to production payments and the repayment of nonrecourse debt over the next five years (dedicated volumes). The dedicated volumes decrease over the next five years and also decrease as a percentage of the Company's total production during this period. The production volumes not contractually dedicated to repayment of nonrecourse debt (undedicated volumes) are relatively stable but increase as a percentage of the Company's total production over the next five years. This relative stability of undedicated volumes is due to the fact that the decrease in dedicated volumes corresponds generally to the Company's estimates of the decrease in its total production. In the Company's opinion, the relative stability of undedicated volumes should provide a more constant level of cash flow available for corporate purposes other than debt repayment.

     As a result of volumetric production payments, energy swaps, and fixed contracts, the Company currently estimates that approximately 60% of its natural gas production and 57% of its oil production will not be subject to price fluctuations from April 1995 through December 1995. It is estimated that existing volumetric production payments, energy swaps, collars and fixed contracts currently cover approximately 44% (including the option to purchase the $1.70 floor described above) of the Company's natural gas production and 23% of its oil production for the year ending December 31, 1996. Currently, it is the Company's intention to commit no more than 75% of its anticipated total production and no more than

85% of its anticipated undedicated production to such arrangements at any point in time. See "Hedging Program" above.

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first three months of 1995 and 1994, including overhead related to these activities which was capitalized, were as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                              1995              1994
                                              ----              ----
                                                  (In Thousands)
          Property acquisition costs:
             Proved properties               $    51             1,227
             Undeveloped properties                -                 -
                                             -------           -------
                                                  51             1,227


          Exploration costs:
             Direct costs                      3,254              (132)
             Overhead capitalized                 98               183
                                             -------           -------
                                               3,352                51

          Development costs:
             Direct costs                      2,084             2,522
             Overhead capitalized              1,545             1,803
                                             -------           -------
                                               3,629             4,325
                                             -------           -------
                                            $  7,032             5,603
                                             -------           -------
                                             -------           -------

     In response to current market conditions, the Company has reduced its budgeted capital expenditures to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities . The Company's 1995 budgeted expenditures for exploration and development for the remainder of 1995 are approximately $2,650,000 and $10,200,000, respectively, including capitalized overhead of $250,000 and $4,000,000, respectively. The planned levels of capital expenditures could be further reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

     During 1995, the Company intends to continue its strategy of acquiring reserves that meet its investment criteria; however, no assurance can be given that the Company can locate or finance any property acquisitions. In order to finance future acquisitions, the Company is exploring many options including, but not limited to: a variety of debt instruments; sale of production payments or other nonrecourse financing; the issuance of net profits interests; sales of non-strategic properties, prospects and technical information; or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. If adequate sources of liquidity are not available to the Company in 1995, the amount invested in exploration, development and reserve acquisitions may be reduced due principally to the desire of the Company to protect its capital in the event of inadequate liquidity.

DIVIDENDS
     On February 1, 1995, a cash dividend of $.1875 on its $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1995. On February 23, 1995 the Board of Directors declared a dividend of 0.094693 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock, payable May 1, 1995 to holders of record on April 10, 1995. The Company is currently prohibited from paying cash dividends on its $.75 Convertible Preferred Stock due to restrictions contained in the Credit Agreement with its lending banks. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first three months of 1995 to approximately 8.2 BCF from approximately 8.4 BCF at December 31, 1994. At March 31, 1995 the undiscounted value of this imbalance is approximately $13,677,000, of which $5,000,000 is reflected on the balance sheet as a short-term liability and the remaining $8,677,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*Exhibit 4.1   Amendment No. 4 dated as of April 13, 1995 to the Credit
Agreement dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent.

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

                                             FOREST OIL CORPORATION
                                                  (Registrant)



Date:  May 22, 1995                           /s/ Daniel L. McNamara
                                       ----------------------------------------
                                                  Daniel L. McNamara
                                           Corporate Counsel and Secretary
                                         (Signed on behalf of the registrant)

                                                /s/ David H. Keyte
                                        ---------------------------------------
                                                    David H. Keyte
                                               Vice President and Chief
                                                   Accounting Officer
                                             (Principal Accounting Officer)