Form 10-Q
period 1995-06-30
FOREST OIL CORP
filed 1995-08-14
CIK 38079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

     Yes   X   No
        -----     -----
                                                                Number of Shares
                                                                   Outstanding
Title of Class of Common Stock                                    July 31, 1995
------------------------------                                  ----------------
Common Stock, Par Value $.10 Per Share                             47,395,384

--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                             FOREST OIL CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                            June 30,         December 31,
                                                                              1995                1994
                                                                         ------------        ------------
                                                                                  (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                            $     3,306               2,869
     Equity subscription receivable                                            35,100                  --
     Accounts receivable                                                       16,156              20,418
     Other current assets                                                       2,185               2,231
                                                                         ------------        ------------
          Total current assets                                                 56,747              25,518

Property and equipment, at cost:
     Oil and gas properties - full cost accounting method                   1,179,276           1,171,887
     Buildings, transportation and other equipment                             12,691              12,649
                                                                         ------------        ------------
                                                                            1,191,967           1,184,536
     Less accumulated depreciation, depletion and valuation allowance         931,507             907,927
                                                                         ------------        ------------
          Net property and equipment                                          260,460             276,609

Investment in and advances to affiliate                                        11,119              11,652

Other assets                                                                   11,935              11,053
                                                                         ------------        ------------
                                                                          $   340,261             324,832
                                                                         ------------        ------------
                                                                         ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                                       $     2,731               4,445
     Current portion of long-term debt                                          1,031               1,636
     Current portion of gas balancing liability                                 5,000               5,735
     Accounts payable                                                          15,030              26,557
     Retirement benefits payable to executives and directors                      630                 630
     Accrued expenses and other liabilities:
       Interest                                                                 4,571               4,318
       Other                                                                    4,124               4,297
                                                                         ------------        ------------

           Total current liabilities                                           33,117              47,618

Long-term debt                                                                220,256             207,054
Gas balancing liability                                                         7,889               8,525
Retirement benefits payable to executives and directors                         3,108               3,505
Other liabilities                                                              19,899              16,136
Deferred revenue                                                               23,578              35,908

Shareholders' equity:
     Preferred stock                                                           15,845              15,845
     Common stock                                                               2,858               2,829
     Capital surplus                                                          187,906             190,074
     Equity subscription                                                       35,100                  --
     Accumulated deficit                                                     (207,458)           (199,499)
     Foreign currency translation                                              (1,837)             (1,337)
     Treasury stock, at cost                                                       --              (1,826)
                                                                         ------------        ------------
         Total shareholders' equity                                            32,414               6,086
                                                                         ------------        ------------
                                                                        $     340,261             324,832
                                                                         ------------        ------------
                                                                         ------------        ------------


     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
         Condensed Consolidated Statements of Production and Operations
                                   (Unaudited)


                                                                   Three Months Ended                        Six Months Ended
                                                           -------------------------------         -------------------------------
                                                              June 30,            June 30,            June 30,            June 30,
                                                                1995                1994                1995                1994
                                                            ----------          ----------         -----------           ---------
                                                                     (In Thousands Except Production and Per Share Amounts)

PRODUCTION
     Gas (mmcf)                                                  8,640              13,206              17,937              26,475
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
     Oil and condensate (thousands of barrels)                     302                 404                 651                 787
                                                            ----------          ----------          ----------           ---------
                                                            ----------          ----------          ----------           ---------
CONSOLIDATED STATEMENTS OF OPERATIONS
     Revenue:
      Oil and gas sales:
       Gas                                                  $   15,267              25,373              32,002              52,449
       Oil and condensate                                        5,024               6,537              10,528              10,995
       Products and other                                           98                  92                 168                 214
                                                            ----------          ----------          ----------          ----------
                                                                20,389              32,002              42,698              63,658
     Miscellaneous, net                                            161                 975                 213               1,862
                                                            ----------          ----------          ----------          ----------
          Total revenue                                         20,550              32,977              42,911              65,520

     Expenses:
       Oil and gas production                                    5,888               5,900              11,197              11,228
       General and administrative                                1,761               2,502               3,861               4,589
       Interest                                                  6,627               6,828              12,421              13,475
       Depreciation and depletion                               11,089              17,928              23,398              36,173
                                                            ----------          ----------          ----------          ----------
          Total expenses                                        25,365              33,158              50,877              65,465
                                                            ----------          ----------          ----------          ----------
Income (loss) before income taxes and cumulative
     effect of change in accounting principle                   (4,815)               (181)             (7,966)                 55

Income tax expense (benefit):
     Current                                                        --                  84                  (7)                 84
                                                            ----------          ----------          ----------          ----------

Loss before cumulative effect of change in
     accounting principle                                       (4,815)               (265)             (7,959)                (29)

Cumulative effect of change in accounting for
     oil and gas sales                                              --                  --                  --             (13,990)
                                                            ----------          ----------          ----------          ----------

Net loss                                                    $   (4,815)               (265)             (7,959)            (14,019)
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
Weighted average number of common shares
     outstanding                                                28,470              28,071              28,352              28,039
                                                            ----------          ----------          ----------           ---------
                                                            ----------          ----------          ----------          ----------

Net loss attributable to common stock                         $ (5,355)               (805)             (9,039)            (15,099)
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
Primary and fully diluted loss per common share:
     Loss before cumulative effect of change in
        accounting principle                                     $(.19)               (.03)               (.32)               (.04)
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------
     Net loss                                                 $   (.19)               (.03)               (.32)               (.54)
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------

    See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                       ----------------------------
                                                                                       June 30,           June 30,
                                                                                         1995             1994
                                                                                     ----------         -----------
                                                                                            (In Thousands)
Cash flows from operating activities:
   Loss before cumulative effect of change in accounting principle                    $  (7,959)                (29)
   Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided (used) by operating activities:
          Depreciation and depletion                                                     23,398              36,173
          Other, net                                                                      1,192               1,728
          Decrease in accounts receivable                                                 4,262                  41
          Decrease in other current assets                                                   46                  46
          Decrease in accounts payable                                                  (12,262)            (10,686)
          Increase in accrued expenses and other liabilities                                 80                 553
          Proceeds from volumetric production payments                                       --               4,353
          Amortization of deferred revenue                                              (12,330)            (19,118)
                                                                                      ---------         -----------
                Net cash provided (used) by operating activities                         (3,573)             13,061

Cash flows from investing activities:
   Capital expenditures for property and equipment                                       (9,966)            (16,120)
   Proceeds from sales of property and equipment                                          2,750               6,860
   (Increase) decrease in other assets, net                                              (1,354)              2,996
                                                                                     ----------          ----------
                Net cash used by investing activities                                    (8,570)             (6,264)

Cash flows from financing activities:
   Proceeds of convertible note                                                           9,900                  --
   Proceeds of bank debt                                                                 40,200               9,000
   Repayments of bank debt                                                              (35,600)             (5,000)
   Repayments of nonrecourse secured loan                                                (1,143)                 --
   Repayments of production payment                                                      (1,249)             (1,770)
   Redemptions and purchases of subordinated debentures                                      --              (7,171)
   Payment of preferred stock dividends                                                    (540)             (1,080)
   Deferred debt costs                                                                       --                (419)
   Decrease in cash overdraft                                                            (1,714)               (917)
   Increase (decrease) in other liabilities, net                                          2,729              (2,888)
                                                                                     ----------         -----------
                Net cash provided (used) by financing activities                         12,583             (10,245)

Effect of exchange rate changes on cash                                                      (3)                 14
                                                                                     ----------         -----------

Net increase (decrease) in cash and cash equivalents                                        437              (3,434)

Cash and cash equivalents at beginning of period                                          2,869               6,949
                                                                                     ----------          ----------

Cash and cash equivalents at end of period                                            $   3,306               3,515
                                                                                      ---------          ----------
                                                                                      ---------          ----------

Cash paid during the period for:
   Interest                                                                           $  11,147              12,138
                                                                                     ----------          ----------
                                                                                     ----------          ----------
   Income taxes                                                                       $      --                   3
                                                                                     ----------          ----------
                                                                                     ----------          ----------

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1995 and the results of operations for the six month periods ended June 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1994, previously filed with the Securities and Exchange Commission.

(2)  Long-term Debt

     The components of long-term debt are as follows:

                                                                         June 30,         December 31,
                                                                           1995               1994
                                                                       ----------         ------------
                                                                                (In Thousands)
           Convertible note payable (A)                                 $   9,900                  --
           Bank debt                                                       37,600              33,000
           Nonrecourse secured loan                                        57,161              57,840
           Production payment obligation                                   17,285              18,534
           11-1/4% Subordinated debentures                                 99,341              99,316
                                                                       ----------          ----------

                                                                          221,287             208,690
           Less current portion                                            (1,031)             (1,636)
                                                                       ----------          ----------

           Long-term debt                                              $  220,256             207,054
                                                                       ----------          ----------
                                                                       ----------          ----------

     (A) Represents amounts due to The Anschutz Corporation at June 30, 1995. This note was converted into 5,500,000 shares of the Company's common stock on July 27, 1995, as described in Note 5.


     At June 30, 1995 the Company did not satisfy certain tests imposed by covenants of its bank debt; compliance with these covenants was waived by the banks through September 29, 1995. On August 11, 1995 the Company and the banks executed an amendment to the Company's credit facility pursuant to which the ratios required by the tests were amended. As a result of the amendment, the Company currently anticipates that it can satisfy the tests imposed by the covenants of the credit facility such that further waivers will not be necessary. Accordingly, the $37,600,000 balance outstanding under the Company's credit facility at June 30, 1995 is included as a component of long-term debt on the accompanying balance sheet.

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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and
     (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the six month periods ended June 30, 1995 and 1994.

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


     The cumulative effect of the change for the periods through December 31, 1993 was a charge of $13,990,000 recorded in the first quarter of 1994. As the Company adopted this change in the fourth quarter of 1994, previously reported 1994 information has been restated to reflect the change effective January 1, 1994.

(5)  Anschutz and JEDI Transactions

     During the second and third quarters of 1995, following receipt of shareholder approval, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp., in each case as described below.

     ANSCHUTZ TRANSACTION:

     Pursuant to the Anschutz agreements, Anschutz purchased 18,800,000 shares of the Company's common stock and shares of a new series of preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45,000,000, or $1.80 per share. The preferred stock has liquidation preference and receives dividends ratably with the common stock. In addition, Anschutz received warrants to purchase 19,444,444 shares of the Company's common stock for $2.10 per share. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months.

     The Anschutz investment was made in two closings. In the first closing, which occurred on May 19, 1995, Anschutz loaned the Company $9,900,000.
     The loan carried interest at 8% per annum. The loan was nonrecourse to the Company and was secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and a cash collateral account with an initial balance of $2,000,000. At the second closing, which occurred on July 27, 1995, the loan was converted into 5,500,000 shares of Forest's common stock. Also at the second closing, Anschutz purchased an additional 13,300,000 shares of common stock, the convertible preferred stock and the $2.10 warrants described above for $35,100,000. At the second closing, Anschutz also received from JEDI an option to purchase from JEDI up to 11,250,000 shares of common stock that JEDI may acquire from the Company upon exercise of the $2.00 warrants referred to below. This option will terminate 36 months after the second closing, or earlier upon the conveyance by the Company of certain property to JEDI in satisfaction of the restructured JEDI loan, as described below.

     Pursuant to the Anschutz agreements, Anschutz agreed to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including (a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all equity securities of the Company owned by Anschutz having voting power in excess of an amount equal to 19.99% of the aggregate voting power of the equity securities of the Company then outstanding in the same proportion as all other equity securities of the Company voted with respect to the matter (other than equity securities owned by Anschutz) are voted, (b) the number of persons associated with Anschutz that may at any time be elected as directors of the Company is limited to three, and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the conversion of the new preferred stock, the exercise of the $2.10 warrants or the option received from JEDI, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will be entitled to a minority representation on the board of directors.

     JEDI TRANSACTION:

     At the second closing, Forest and JEDI restructured JEDI's existing loan which had a principal balance on July 27, 1995 of approximately $62,368,000 before unamortized discount of $4,984,000. JEDI relinquished the net profits interest that it held in certain Forest properties and reduced the interest rate relating to the loan. In consideration, JEDI received warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share. The $2.00 warrants will expire on the earlier of December 31, 2002 or 36 months following exercise of the Company's option to convey properties in satisfaction of the JEDI loan (the Conveyance Option). Also at the second closing, JEDI granted a 36 month option to Anschutz to purchase from JEDI up to 11,250,000 shares at a purchase price per share of $2.00 plus an amount equal to the lesser of (a) 18% per annum from the second closing date to the date of exercise of the option, or (b) $3.10. JEDI will satisfy its obligations under the option to Anschutz by exercising the $2.00 warrants. Provided the Conveyance Option has not been exercised, the Company may terminate the $2.00 warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share.

     As a result of the loan restructuring and the issuance of the warrants described below, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45,493,000 and a reduction of annual interest expense of approximately $2,000,000. Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

     As the Anschutz transaction was completed prior to the issuance of the Company's June 30, 1995 financial statements, the $35,100,000 received at the second closing has been recorded as an equity subscription receivable at that date. In addition, the $9,900,000 loan from Anschutz was reclassified from current to long-term liabilities on the Company's June 30, 1995 balance sheet to reflect the subsequent conversion of the loan to common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1995

NET LOSS
     The net loss for the second quarter of 1995 was $4,815,000 or $.19 per common share compared to a net loss of $265,000 or $.03 per common share in the second quarter of 1994. The 1995 loss was due primarily to decreased oil and natural gas volumes and lower natural gas prices.

REVENUE
     The Company's oil and gas sales revenue decreased by 36% to $20,389,000 in the second quarter of 1995 from $32,002,000 in the second quarter of 1994. Production volumes for natural gas and oil in the second quarter of 1995 decreased 35% and 25%, respectively, from the comparable 1994 period due primarily to normal, anticipated production declines as well as decreased well performance in certain fields. The average sales price for natural gas in the second quarter of 1995 was $1.77 per thousand cubic feet of natural gas (MCF), a decrease of $.15 per MCF or 8% compared to the average sales price in the second quarter of the previous year. The average sales price for oil in the second quarter of 1995 of $16.63 per barrel represented an increase of $.45 per barrel or 3% compared to the average sales price in the same period of 1994.

     Miscellaneous net revenue decreased to $161,000 in the second quarter of 1995 from $975,000 in the comparable 1994 quarter. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment.

EXPENSES
     Oil and gas production expense decreased slightly to $5,888,000 in the second quarter of 1995 from $5,900,000 in the comparable period of 1994. Although there were decreases in variable components of oil and gas production expense as a result of lower production volumes, such decreases were largely offset by an increase in workover expense. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased 47% in the second quarter of 1995 to $.56 per MCFE from $.38 per MCFE in the second quarter of 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

     General and administrative expense was $1,761,000 in the second quarter of 1995, a decrease of 30% from $2,502,000 in the comparable period of 1994. Total overhead costs (capitalized and expensed general and administrative costs) of $3,317,000 in the second quarter of 1995 decreased 19% from $4,092,000 in the comparable period of 1994. The decreases were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995.

     Interest expense of $6,627,000 in the second quarter of 1995 decreased 3% from $6,828,000 in 1994 due primarily to lower effective interest rates related to the nonrecourse secured loan and the dollar denominated production payment.

     Depreciation and depletion expense decreased 38% to $11,089,000 in the second quarter of 1995 from $17,928,000 in the second quarter of 1994 due to the decrease in production, as well as a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.05 per MCFE in the second quarter of 1995 from $1.10 per MCFE in the comparable 1994 period due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

NET LOSS
     The net loss for the first six months of 1995 was $7,959,000 or $.32 per common share compared to a net loss of $14,019,000 or $.54 per common share in the first six months of 1994. The 1994 loss includes a charge of $13,990,000 relating to the change in the method of accounting for oil and gas sales from the sales method to the entitlements method. See "Changes in Accounting." Excluding the cumulative effect of the change in accounting principle, the Company recorded a net loss of $29,000 for the first six months of 1994. The 1995 loss was primarily due to decreased oil and natural gas volumes and lower natural gas prices.

REVENUE
     The Company's oil and gas sales revenue decreased by 33% to $42,698,000 in the first half of 1995 from $63,658,000 in the first half of 1994. Production volumes for natural gas and oil in the first half of 1995 decreased 32% and 17%, respectively, from the comparable 1994 period due primarily to normal, anticipated production declines as well as decreased well performance in certain fields. The average sales price for natural gas in the first half of 1995 was $1.78 per thousand cubic feet of natural gas (MCF), a decrease of $.20 per MCF or 10% compared to the average sales price in the first half of the previous year. The average sales price for oil in the first half of 1995 of $16.18 per barrel represented an increase of $2.21 per barrel or 16% compared to the average sales price in the same period of 1994.

     Production volumes and weighted average sales prices during the periods were as follows:

                                                                   Three months ended                       Six months ended
                                                            -----------------------------           ------------------------------
                                                              June 30,            June 30,            June 30,            June 30,
                                                                1995                1994                1995                1994
                                                            ----------          ----------          ----------          ----------
Natural Gas
  Production under long-term fixed price
     contracts (MMCF) (1)                                        2,602               4,244               5,695               9,010
  Average contract sales price (per MCF) (1)                  $   1.72                1.81                1.76                1.79

  Production sold on the spot market (MMCF)                      6,038               8,962              12,242              17,465
  Spot sales price received (per MCF)                         $   1.64                1.96                1.58                2.11
  Effects of energy swaps (per MCF) (2)                            .15                 .01                 .22                (.03)
                                                            ----------          ----------          ----------          ----------
  Average spot sales price (per MCF)                          $   1.79                1.97                1.80                2.08

  Total production (MMCF)                                        8,640              13,206              17,937              26,475
  Average sales price (per MCF)                               $   1.77                1.92                1.78                1.98

Oil and condensate (3)
  Total production (MBBLs)                                         302                 404                 651                 787
  Average sales price (per BBL)                              $   16.63               16.18               16.18               13.97

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. See "Volumetric Production Payments" below.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged volumes were 2,480 MMCF and 2,839 MMCF for the three months ended June 30, 1995 and 1994, respectively, and 5,492 MMCF and 5,385 MMCF for the six months ended June 30, 1995 and 1994, respectively.
(3) Oil and condensate production is sold primarily on the spot market. An immaterial amount of production is covered by long-term fixed price contracts, including scheduled deliveries under volumetric production payments.

     Miscellaneous net revenue decreased to $213,000 in the first half of 1995 from $1,862,000 in the comparable 1994 period. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment and the reversal of an accounts receivable reserve.

EXPENSES
     Oil and gas production expense decreased slightly to $11,197,000 in the first half of 1995 from $11,228,000 in the comparable period of 1994. Although there were decreases in variable components of oil and gas production expense as a result of lower production volumes, such decreases were largely offset by an increase in workover expense. On an MCFE basis, production expense increased 42% in the first half of 1995 to $.51 per MCFE from $.36 per MCFE in the first half of 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

     General and administrative expense was $3,861,000 in the first half of 1995, a decrease of 16% from $4,589,000 in the comparable period of 1994. Total overhead costs (capitalized and expensed general and administrative costs) of $7,060,000 in the first half of 1995 decreased 14% from $8,165,000 in the comparable period of 1994. The Company's salaried workforce was 114 at June 30, 1995 and 139 at June 30, 1994. The decreases in total overhead costs and personnel were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995.


     The following table summarizes the total overhead costs incurred during the periods:

                                                                   Three Months Ended                       Six Months Ended
                                                            ------------------------------          ------------------------------
                                                              June 30,            June 30,            June 30,            June 30,
                                                               1995                1994                1995                1994
                                                            ----------          ----------          ----------          ----------
                                                                             (In Thousands)
Overhead costs capitalized                                   $   1,556               1,590               3,199               3,576
General and administrative costs
   expensed                                                      1,761               2,502               3,861               4,589
                                                            ----------          ----------          ----------          ----------
Total overhead costs                                          $  3,317               4,092               7,060               8,165
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------

     Interest expense of $12,421,000 in the first half of 1995 decreased 8% from $13,475,000 in 1994 due primarily to lower effective interest rates related to the nonrecourse secured loan and the dollar denominated production payment.

     Depreciation and depletion expense decreased 35% to $23,398,000 in the first half of 1995 from $36,173,000 in the first half of 1994 due to the decrease in production, as well as a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.06 per MCFE in the first half of 1995 from $1.13 per MCFE in the comparable 1994 period due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994. At June 30, 1995, the Company had undeveloped properties with a cost basis of approximately $26,752,000 which were excluded from depletion, compared to $41,824,000 at June 30, 1994. The decrease is attributable to exploration and development work, as well as lease expirations and property sales.

     The Company was not required to record a writedown of the carrying value of its oil and gas properties in the first six months of 1995 or 1994. Writedowns of the full cost pool may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

     As of December 31, 1993, there were no remaining deferred tax liabilities. No tax benefits for operating loss carryforwards have been recorded in the first six months of 1995 or 1994.

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

     The cumulative effect of the change for the periods through December 31, 1993, was a charge of $13,990,000. The effect of this change on the second quarter of 1994 was an increase in earnings from operations of $1,220,000 and an increase in production volumes of 585,000 MCF of natural gas. The effect of this change on the six months ended June 30, 1994 was an increase in earnings from operations of $2,693,000 and an increase in production volumes of 1,218,000 MCF of natural gas. There were no related income tax effects in 1994. As the Company adopted this change in the fourth quarter of 1994, previously reported 1994 information has been restated to reflect the change effective January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS
     During the second and third quarters of 1995, following receipt of shareholder approval, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp., in each case as described below.

ANSCHUTZ TRANSACTION:

     Pursuant to the Anschutz agreements, Anschutz purchased 18,800,000 shares of the Company's common stock and shares of a new series of preferred stock that are convertible into 6,200,000 additional shares of common stock for a total consideration of $45,000,000, or $1.80 per share. The preferred stock has liquidation preference and receives dividends ratably with the common stock. In addition, Anschutz received warrants to purchase 19,444,444 shares of the Company's common stock for $2.10 per share. The $2.10 warrants are exercisable during the first 18 months after the second closing, subject to extension in certain circumstances to 36 months.

     The Anschutz investment was made in two closings. In the first closing, which occurred on May 19, 1995, Anschutz loaned the Company $9,900,000. The loan carried interest at 8% per annum. The loan was nonrecourse to the Company and was secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd. and a cash collateral account with an initial balance of $2,000,000. At the second closing, which occurred on July 27, 1995, the loan was converted into 5,500,000 shares of Forest's common stock. Also at the second closing, Anschutz purchased an additional 13,300,000 shares of common stock, the convertible preferred stock and the $2.10 warrants described above for $35,100,000. At the second closing, Anschutz also received from JEDI an option to purchase from JEDI up to 11,250,000 shares of common stock that JEDI may acquire from the Company upon exercise of the $2.00 warrants referred to below. This option will terminate 36 months after the second closing, or earlier upon the conveyance by the Company of certain property to JEDI in satisfaction of the restructured JEDI loan, as described below.

     Pursuant to the Anschutz agreements, Anschutz agreed to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing, including (a) a limit on voting, subject to certain exceptions, that would require Anschutz to vote all equity securities of the Company owned by Anschutz having voting power in excess of an amount equal to 19.99% of the aggregate voting power of the equity securities of the Company then outstanding in the same proportion as all other equity securities of the Company voted with respect to the matter (other than equity securities owned by Anschutz) are voted, (b) the number of persons associated with Anschutz that may at any time be elected as directors of the Company is limited to three, and (c) a limit on the acquisition of additional shares of common stock by Anschutz (whether pursuant to the conversion of the new preferred stock, the exercise of the $2.10 warrants or the option received from JEDI, or otherwise), subject to certain exceptions, that would prohibit any acquisition by Anschutz that would result in Anschutz owning 40% or more of the shares of common stock then issued and outstanding. While the foregoing limitations are in effect, Anschutz will be entitled to a minority representation on the board of directors.

JEDI TRANSACTION:

     At the second closing, Forest and JEDI restructured JEDI's existing loan which had a principal balance on July 27, 1995 of approximately $62,368,000 before unamortized discount of $4,984,000. JEDI relinquished the net profits interest that it held in certain Forest properties and reduced the interest rate relating to the loan. In consideration, JEDI received warrants to purchase 11,250,000 shares of the Company's common stock for $2.00 per share. The $2.00 warrants will expire on the earlier of December 31, 2002 or 36 months following exercise of the Company's option to convey properties in satisfaction of the JEDI loan (the Conveyance Option). Also at the second closing, JEDI granted a 36 month option to Anschutz to purchase from JEDI up to 11,250,000 shares at a purchase price per share of $2.00 plus an amount equal to the lesser of (a) 18% per annum from the second closing date to the date of exercise of the option, or
(b) $3.10. JEDI will satisfy its obligations under the option to Anschutz by exercising the $2.00 warrants. Provided the Conveyance Option has not been exercised, the Company may terminate the $2.00 warrants at any time beginning 36 months after the second closing if the average closing price of the common stock for both the 90 day and 15 day periods immediately preceding the termination is in excess of $2.50 per share.

     As a result of the loan restructuring and the issuance of the warrants described below, the Company anticipates a reduction of the recorded amount of the related liability to approximately $45,493,000 and a reduction of annual interest expense of approximately $2,000,000. Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

     The Company's short-term and long-term liquidity have been significantly improved by the conclusion of the transactions described above.

SHORT-TERM LIQUIDITY
     During 1994 and the first six months of 1995, the Company's operating cash flows and working capital were adversely affected by a severe industry-wide decline in the price of natural gas. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

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

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The maturity date of the Credit Facility is December 31, 1996. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests (which may from time to time restrict the Company's activities), including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities. At June 30, 1995 the outstanding balance under this facility was $37,600,000. The Company has used the facility for a $1,500,000 letter of credit, leaving an available borrowing capacity of $10,900,000. At June 30, 1995 the Company did not satisfy certain tests imposed by covenants of its bank debt; compliance with these covenants was waived by the banks through September 29, 1995. On August 11, 1995 the Company and the banks executed an amendment to the Company's credit facility pursuant to which the ratios required by the tests were amended. As a result of the amendment, the Company currently anticipates that it can satisfy the tests imposed by the covenants of the credit facility such that further waivers will not be necessary. Accordingly, the $37,600,000 balance outstanding under the Company's credit facility at June 30, 1995 is included as a component of long-term debt on the accompanying balance sheet. As of August 11, 1995 the outstanding balance under this facility was $3,300,000 following the application of the proceeds received from the Anschutz transaction.

     Since December 31, 1994, the Company has taken steps and committed to certain actions to address its short-term liquidity needs, including the Anschutz and JEDI transactions described above. In addition to the Anschutz and JEDI transactions, the Company has taken or committed to other key short-term actions as set forth below.

     The Company has reduced its budgeted general and administrative expenditures for 1995 principally through a workforce reduction effective March 1, 1995. As a result, total overhead for 1995 is expected to decrease by approximately $4,000,000 compared to 1994 or by approximately 20%.

     In response to current market conditions, the Company reduced its budgeted capital expenditures during the first six months of 1995 to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities. Due to the Anschutz investment, however, the Company's capital expenditure budget has been increased for the second half of the year. The Company's 1995 budgeted expenditures for exploration and development for the remainder of 1995 are approximately $2,691,000 and $14,212,000, respectively, including capitalized overhead of $255,000 and $2,944,000, respectively. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

     On April 13, 1995 Forest sold to a bank a participation interest in Forest's claim evidenced by that certain proof of claim dated March 16, 1992 filed by Forest on March 17, 1992 against Columbia Gas Transmission Corp. (Transmission), a subsidiary of Columbia Gas System (CGS). The Company had two natural gas sales contracts with Transmission. On July 31, 1991, CGS and Transmission filed Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the District of Delaware. Consideration received from the bank consisted of a $4,000,000 nonrecourse loan, in exchange for which the bank will receive, solely from the proceeds of the bankruptcy claim, an amount equal to the loan principal plus accrued interest at 16.5% per annum plus 25% of the excess, if any, of the proceeds over the loan principal and interest. The Company may, under certain conditions, limit the overall cost of financing to 23.5% per annum by exercising its option to repurchase the bank's interest in the bankruptcy claim prior to receipt of any proceeds of the claim. Proceeds from this financing transaction were used for working capital needs. The Company currently intends to repay this loan in the fourth quarter of 1995.

     Based on the Company's actions taken to date and its plans, including the recent developments described above, management believes the Company will have adequate sources of short-term liquidity to meet its working capital needs, fund capital expenditures at the levels described above, and meet its current debt service obligations.

CASH FLOW
     Historically, one of the Company's primary sources of capital has been funds provided by operations, which has varied dramatically in prior periods, depending upon factors such as natural gas contract settlements and price fluctuations which are difficult to predict.

     The following summary table reflects comparative cash flows for the Company for the periods ended June 30, 1995 and 1994:

                                                                              Six Months Ended
                                                                     -------------------------------
                                                                       June 30,            June 30,
                                                                         1995                 1994
                                                                     ----------          ----------
                                                                             (In Thousands)
Funds provided by operations (A)                                       $  16,631              37,872
Net cash provided (used) by operating activities                          (3,573)             13,061
Net cash used by investing activities                                     (8,570)             (6,264)
Net cash provided (used) by financing activities                          12,583             (10,245)

     (A) Funds provided by operations consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items, proceeds from volumetric production payments and amortization of deferred revenue. This information is being presented in accordance with industry practice and is not intended to be a substitute for cash provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.


     As discussed previously under "Results of Operations," the Company's production volumes decreased significantly in the first half of 1995 compared to the prior year. Lower production volumes coupled with decreased prices for natural gas resulted in a 56% decrease in funds provided by operations to $16,631,000 in the first half of 1995 from $37,872,000 in the first half of 1994. The Company experienced a net use of cash for operating activities of $3,573,000 in the first half of 1995 compared to $13,061,000 of net cash provided by operating activities in the corresponding prior year period; this decrease is attributable to lower production volumes and decreased prices discussed above. The Company used $8,570,000 for investing activities in the 1995 period compared to $6,264,000 in the prior year period due to higher direct expenditures and lower proceeds from property sales. The increase in cash due to financing activities of $12,583,000 in the 1995 period was the result of drawdowns on the Company's Credit Facility to fund operating and investing activities, the proceeds from the sale of the participation interest in the bankruptcy claim, and the proceeds from the short-term convertible note payable to Anschutz. In the first half of 1994, the Company had a net use of cash for financing activities of $10,245,000.

LONG-TERM LIQUIDITY
     The Company has historically addressed its long-term liquidity needs through the use of nonrecourse production-based financing and through issuance of debt and common stock when market conditions permit.

     On December 30, 1993, the Company entered into a nonrecourse secured loan agreement with JEDI (the JEDI loan). The terms of the JEDI loan have been restructured based on the terms of certain agreements described in "Recent Developments." For a further discussion of the JEDI loan, see "Nonrecourse Secured Loan and Dollar-Denominated Production Payment" below. This financing provided acquisition capital, and capital to execute Forest's exploitation strategy.

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

VOLUMETRIC PRODUCTION PAYMENTS
     As of June 30, 1995, deferred revenue relating to production payments was $23,578,000 and the annual amortization of deferred revenue and the corresponding delivery and net sales volumes were as set forth below:

                                                                                                              Net sales volumes
                                                                    Volumes required to be               attributable to production
                                                                        delivered to Enron                 payment deliveries (1)
                                                                    ----------------------               --------------------------

                                                                                   Natural                                 Natural
                              Annual amortization                  Oil                 Gas                 Oil                 Gas
                               of deferred revenue              (MBBLS)              (MMCF)             (MBBLS)              (MMCF)
                              --------------------              ------              ------               -----               -----
                                     (In Thousands)
Remainder of 1995                       $    8,441                  83               4,357                  69               3,622
1996                                         7,546                  87               3,721                  73               3,093
1997                                         2,439                  --               1,410                  --               1,172
1998                                         1,592                  --                 892                  --                 741
Thereafter                                   3,560                  --               1,994                  --               1,658
                                        ----------          ----------          ----------         -----------          ----------
                                        $   23,578                 170              12,374                 142              10,286
                                        ----------          ----------          ----------         -----------          ----------
                                        ----------          ----------          ----------         -----------          ----------

(1) Represents volumes required to be delivered to Enron net of estimated royalty volumes.

NONRECOURSE SECURED LOAN AND DOLLAR-DENOMINATED PRODUCTION PAYMENT
     Under the terms of the JEDI loan and the dollar-denominated production payment, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties. The terms of the JEDI loan have been restructured based on the terms of certain agreements described in "Recent Developments."

     The JEDI loan was initially recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of properties located in south Texas. Before restructuring, the JEDI loan bore annual interest at the rate of 12.5%. At June 30, 1995, the principal amount of the loan was $61,772,000 and the recorded liability was $57,161,000. Under the terms of the JEDI loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the JEDI loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined.

     Pursuant to the restructuring of the JEDI loan described above in "Recent Developments," the net profits interest has been eliminated and the required interest payments reduced. Under the restructured loan, the Company is required to pay interest at 12.5% per annum on $40,000,000 of the loan balance. All principal payments will be applied to reduce this balance, as will the proceeds, if any, from the exercise of the $2.10 warrants. The remaining loan balance, which was $22,368,000 as of the restructuring date, is non-interest bearing and will be reduced by principal payments made after full repayment of the $40,000,000 balance as well as by the proceeds, if any, from the exercise of the $2.00 warrants. The recorded amount of the liability was $45,493,000 as of the date of the restructuring. The Company's current estimate under the restructured agreement, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the recorded liability will increase by approximately $1,332,000 during the remainder of 1995. The increase in the liability is due to projected cash flows that do not cover projected interest requirements as a result of declining production on the existing wells. New drilling and recompletions should reverse this trend in the beginning of 1996.

     The dollar-denominated production payment was entered into in 1992 to finance property acquisitions. The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At June 30, 1995 the remaining principal amount was $21,782,000 and the recorded liability was $17,285,000. Under the terms of this production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the remaining 1995 payments will reduce the recorded liability by approximately $641,000.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At June 30, 1995, the Company had natural gas swaps and collars for an aggregate of approximately 23.2 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1995 at fixed prices and floors (NYMEX basis) ranging from $1.90 to $2.41 per MMBTU (million British Thermal Units) and an aggregate of approximately 16.7 BBTU per day of natural gas during 1996 at fixed prices and floors ranging from $2.00 to $2.48 per MMBTU. At June 30, 1995, the Company had oil swaps for an aggregate of approximately 1,400 barrels per day of oil during the remainder of 1995 at fixed prices ranging from $16.70 to $18.90 (NYMEX basis) and an aggregate of approximately 600 barrels per day of oil during 1996 at fixed prices ranging from $16.70 to $17.75 per barrel.

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

     As a result of volumetric production payments, energy swaps, and fixed contracts, the Company currently estimates that approximately 55% of its natural gas production and 59% of its oil production will not be subject to price fluctuations from July 1995 through December 1995. It is estimated that existing volumetric production payments, energy swaps, fixed contracts and other hedging instruments currently cover approximately 46% of the Company's natural gas production and 23% of its oil production for the year ending December 31, 1996. Currently, it is the Company's intention to commit no more than 75% of its anticipated total production and no more than 85% of its anticipated undedicated production to such arrangements at any point in time. See "Hedging Program" above.

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first six months of 1995 and 1994, including overhead related to these activities which was capitalized, were as follows:

                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                            1995                1994
                                                                       ---------           ---------
                                                                               (In Thousands)

Property acquisition costs:
     Proved properties                                                    $   84               6,603
     Undeveloped properties                                                   --                  --
                                                                       ---------           ---------
                                                                              84               6,603

Exploration costs:
     Direct costs                                                          3,089                 881
     Overhead capitalized                                                    255                 359
                                                                       ---------           ---------

                                                                           3,344               1,240

Development costs:
     Direct costs                                                          3,550               4,960
     Overhead capitalized                                                  2,944               3,217
                                                                       ---------           ---------
                                                                           6,494               8,177
                                                                       ---------           ---------

                                                                       $   9,922              16,020
                                                                       ---------           ---------
                                                                       ---------           ---------

     In response to current market conditions, the Company reduced its budgeted capital expenditures for the first six months of 1995 to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities. Due to the liquidity provided by the Anschutz investment, however, the Company's capital expenditure budget has been increased for the second half of the year. The Company's 1995 budgeted expenditures for exploration and development for the remainder of 1995 are approximately $2,691,000 and $14,212,000, respectively, including capitalized overhead of $255,000 and $2,944,000, respectively. The planned levels of capital expenditures could be further reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

     During 1995, the Company intends to continue its strategy of acquiring reserves that meet its investment criteria; however, no assurance can be given that the Company can locate or finance any property acquisitions. In order to finance future acquisitions, the Company is exploring many options including, but not limited to: a variety of debt instruments; sale of production payments or other nonrecourse financing; the sale of equity; the issuance of net profits interests; sales of non-strategic properties, prospects and technical information; or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. If adequate sources of liquidity are not available to the Company in 1995, the amount invested in exploration, development and reserve acquisitions may be reduced due principally to the desire of the Company to protect its capital in the event of inadequate liquidity.

DIVIDENDS
     On February 1, 1995, a cash dividend of $.1875 on its $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1995. On May 1, 1995 a stock dividend of 0.094693 shares of Common Stock was paid on each share of its outstanding $.75 Convertible Preferred Stock to holders of record on April 10, 1995. On August 1, 1995 a stock dividend of 0.112045 shares of Common Stock was paid on each share of its outstanding $.75 Convertible Preferred Stock to holders of record on July 10, 1995. As of June 30, 1995 the Company was prohibited from paying cash dividends on its $.75 Convertible Preferred Stock due to restrictions contained in the Credit Agreement with its lending banks. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first six months of 1995 to approximately 8.3 BCF from approximately 8.4 BCF at December 31, 1994. At June 30, 1995 the undiscounted value of this imbalance is approximately $12,889,000, of which $5,000,000 is reflected on the balance sheet as a short-term liability and the remaining $7,889,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 3(i) Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

*Exhibit 3(i)(a) Certificate of Amendment of the Restated Certificate of Incorporation dated as of July 20, 1995.

*Exhibit 3(i)(b) Certificate of Amendment of the Certificate of Incorporation dated as of July 26, 1995.

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

*Exhibit 3(ii)(c)   Amendment No. 9 to By-Laws dated as of  May 15, 1995.

*Exhibit 3(ii)(d)   Amendment No. 10 to By-Laws dated as of July 27, 1995.

*Exhibit 4.1   Amendment No. 5 dated as of May 15, 1995 to the Credit Agreement dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent.

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

*Exhibit 11    Forest Oil Corporation and Subsidiaries - Calculation of Earnings
per Share of Common Stock.

*Exhibit 27    Financial Data Schedule.

*    Filed with this report.

(b)  Reports on Form 8-K

     The following report on Form 8-K was filed by the Company during the second quarter of 1995:

          Date of Report      Item Reported       Financial Statements Filed
          -------------       -------------       --------------------------
          May 17, 1995        Item 5              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FOREST OIL CORPORATION
                                                       (Registrant)

Date:  August 14, 1995                       /s/ Daniel L. McNamara
                                        --------------------------------------
                                                  Daniel L. McNamara
                                             Corporate Counsel and Secretary
                                             (Signed on behalf of the
                                             registrant)

                                             /s/ David H. Keyte
                                        --------------------------------------
                                                  David H. Keyte
                                             Vice President and Chief
                                                  Accounting Officer
                                             (Principal Accounting Officer)