Form 10-Q
period 1995-09-30
FOREST OIL CORP
filed 1995-11-14
CIK 38079

______________________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                            FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


                          1600 Broadway, Suite 2200
                            Denver, Colorado 80202


              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (303) 812-1400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
        -----     -----

                                               Number of Shares
                                                 Outstanding
Title of Class of Common Stock                  October 31, 1995
------------------------------                 -----------------
Common Stock, Par Value $.10 Per Share            48,551,725
______________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION

                            FOREST OIL CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                                        September 30,    December 31,
                                                                             1995            1994
                                                                        -------------    ------------
                                                                                (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                $  3,417          2,869
 Accounts receivable                                                        15,299         20,418
 Other current assets                                                        3,499          2,231
                                                                        ----------      ---------
    Total current assets                                                    22,215         25,518

Property and equipment, at cost:
 Oil and gas properties - full cost accounting method                    1,189,665      1,171,887
 Buildings, transportation and other equipment                              12,782         12,649
                                                                        ----------      ---------
                                                                         1,202,447      1,184,536
 Less accumulated depreciation, depletion and valuation allowance          941,701        907,927
                                                                        ----------      ---------
    Net property and equipment                                             260,746        276,609

Investment in and advances to affiliate                                     11,452         11,652

Other assets                                                                10,330         11,053
                                                                        ----------      ---------
                                                                        $  304,743        324,832
                                                                        ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Cash overdraft                                                         $    1,739          4,445
 Current portion of long-term debt                                              89          1,636
 Current portion of gas balancing liability                                  5,000          5,735
 Accounts payable                                                           20,396         26,557
 Retirement benefits payable to executives and directors                       672            630
 Accrued expenses and other liabilities:
   Interest                                                                  1,970          4,318
   Other                                                                     1,108          4,297
                                                                        ----------      ---------
    Total current liabilities                                               30,974         47,618

Long-term debt                                                             181,959        207,054
Gas balancing liability                                                      5,926          8,525
Retirement benefits payable to executives and directors                      2,951          3,505
Other liabilities                                                           20,045         16,136
Deferred revenue                                                            18,501         35,908

Shareholders' equity:
 Preferred stock                                                            24,356         15,845
 Common stock                                                                4,775          2,829
 Capital surplus                                                           230,756        190,074
 Accumulated deficit                                                      (214,032)      (199,499)
 Foreign currency translation                                               (1,468)        (1,337)
 Treasury stock, at cost                                                         -         (1,826)
                                                                        ----------      ---------
    Total shareholders' equity                                              44,387          6,086
                                                                        ----------      ---------
                                                                        $  304,743        324,832
                                                                        ==========      =========

    See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
     Condensed Consolidated Statements of Production and Operations
                               (Unaudited)



                                                       Three Months Ended            Nine Months Ended
                                                   ---------------------------   ---------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                       1995           1994           1995           1994
                                                   -------------  ------------   ------------   -------------
                                                       (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Gas (MMCF)                                             7,807        11,957        25,744         38,432
                                                      ========       =======       =======        =======
  Oil and condensate (thousand barrels)                    275           365           926          1,152
                                                      ========       =======       =======        =======
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenue:
  Oil and gas sales:
   Gas                                                $ 13,139        21,874        45,141         74,323
   Oil and condensate                                    4,236         5,830        14,764         16,825
   Products and other                                       81            66           249            280
                                                      --------       -------       -------        -------
                                                        17,456        27,770        60,154         91,428
  Miscellaneous, net                                       161           437           374          2,299
                                                      --------       -------       -------        -------
    Total revenue                                       17,617        28,207        60,528         93,727

Expenses:
  Oil and gas production                                 5,379         5,419        16,576         16,647
  General and administrative                             1,900         2,964         5,761          7,553
  Interest                                               6,679         6,602        19,100         20,077
  Depreciation and depletion                            10,233        16,150        33,631         52,323
  Provision for impairment of oil and gas properties         -        30,000             -         30,000
                                                      --------       -------       -------        -------
    Total expenses                                      24,191        61,135        75,068        126,600
                                                      --------       -------       -------        -------
Loss before income taxes and cumulative
  effect of change in accounting principle              (6,574)      (32,928)      (14,540)       (32,873)

Income tax expense (benefit):
  Current                                                    -           (55)           (7)            29
                                                      --------       -------       -------        -------
Loss before cumulative effect of change in
  accounting principle                                  (6,574)      (32,873)      (14,533)       (32,902)

Cumulative effect of change in method of accounting
  for oil and gas sales                                      -             -             -        (13,990)
                                                      --------       -------       -------        -------
Net loss                                              $ (6,574)      (32,873)      (14,533)       (46,892)
                                                      ========       =======       =======        =======
Weighted average number of common shares
  outstanding                                           42,312        28,135        33,057         28,072
                                                      ========       =======       =======        =======
Net loss attributable to common stock                 $ (7,114)      (33,414)      (16,153)       (48,513)
                                                      ========       =======       =======        =======

Primary and fully diluted loss per share:
  Loss before cumulative effect of change in
     accounting principle                             $   (.17)        (1.19)        (.49)          (1.23)
                                                      ========       =======        ======         ======
  Net loss                                            $   (.17)        (1.19)        (.49)          (1.73)
                                                      ========       =======        ======         ======


    See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                               -----------------------------
                                                                               September 30,   September 30,
                                                                                   1995            1994
                                                                                 --------        --------
                                                                                      (In Thousands)
Cash flows from operating activities:
  Loss before cumulative effect of change in accounting principle                $(14,533)        (32,902)
  Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided (used) by operating activities:
    Depreciation and depletion                                                     33,631          52,323
    Provision for impairment of oil and gas properties                                  -          30,000
    Other, net                                                                      2,596           3,230
    Decrease in accounts receivable                                                 5,119           2,339
    Decrease (increase) in other current assets                                    (1,268)            653
    Decrease in accounts payable                                                   (6,854)         (6,788)
    Increase (decrease) in accrued expenses and other liabilities                  (5,537)            425
    Proceeds from volumetric production payments                                        -           4,353
    Amortization of deferred revenue                                              (17,407)        (27,790)
                                                                                 --------         -------
      Net cash provided (used) by operating activities                             (4,253)         25,843

Cash flows from investing activities:
  Capital expenditures for property and equipment                                 (20,405)        (26,706)
  Proceeds from sales of property and equipment                                     2,706          13,203
  Decrease (increase) in other assets, net                                            464          (1,895)
                                                                                 --------         -------
      Net cash used by investing activities                                       (17,235)        (15,398)

Cash flows from financing activities:
  Proceeds of bank debt                                                            61,200          12,500
  Repayments of bank debt                                                         (74,400)        (10,500)
  Proceeds of stock and warrants issued, net of costs                              41,060               -
  Proceeds of nonrecourse secured loan                                                  -           1,400
  Repayments of nonrecourse secured loan                                           (1,143)              -
  Repayments of production payment                                                 (1,708)         (2,394)
  Redemptions and purchases of subordinated debentures                                  -          (7,171)
  Payment of preferred stock dividends                                               (540)         (1,621)
  Deferred debt costs                                                                (482)           (702)
  Decrease in cash overdraft                                                       (2,706)           (430)
  Increase (decrease) in other liabilities, net                                       756          (6,613)
                                                                                 --------         -------
      Net cash provided (used) by financing activities                             22,037         (15,531)

Effect of exchange rate changes on cash                                                (1)            164
                                                                                 --------         -------
Net increase (decrease) in cash and cash equivalents                                  548          (4,922)

Cash and cash equivalents at beginning of period                                    2,869           6,949
                                                                                 --------         -------
Cash and cash equivalents at end of period                                       $  3,417           2,027
                                                                                 ========         =======
Cash paid during the period for:
  Interest                                                                       $ 19,002          20,543
                                                                                 ========         =======
  Income taxes                                                                   $      -               6
                                                                                 ========         =======

 See accompanying notes to condensed consolidated financial statements.

                         FOREST OIL CORPORATION
           Notes to Condensed Consolidated Financial Statements
             Nine Months Ended September 30, 1995 and 1994
                               (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1995 and the results of operations for the nine month periods ended September 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1994, previously filed with the Securities and Exchange Commission.

(2)  Long-term Debt

     The components of long-term debt are as follows:

                                         September 30,    December 31,
                                            1995              1994
                                         -------------    ------------
                                                (In Thousands)
          Bank debt                       $ 19,800           33,000
          Nonrecourse secured loan          46,069           57,840
          Production payment obligation     16,826           18,534
          11-1/4% Subordinated debentures   99,353           99,316
                                          --------          -------
                                           182,048          208,690
          Less current portion                 (89)          (1,636)
                                          --------          -------
          Long-term debt                  $181,959          207,054
                                          ========          =======


     On August 11, 1995 the Company and the banks executed an amendment to the Company's credit facility pursuant to which the ratios required by the tests were amended. At September 30, 1995 the Company was in compliance with the covenants of its bank debt.

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

     Fully diluted earnings (loss) per share assumes, in addition to the above, (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the nine month periods ended September 30, 1995 and 1994.

(4)  Change in Accounting for Oil and Gas Sales

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

     As a result of the loan restructuring and the issuance of the warrants described below, the Company recorded a reduction of the amount of the related liability to approximately $45,493,000 and anticipates a reduction of annual interest expense of approximately $2,000,000.
     Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

(6)  Subsequent Events

     On October 11, 1995, Forest and Saxon Petroleum, Inc. (Saxon) of Calgary, Alberta entered into an agreement pursuant to which Forest contributed capital to Saxon in exchange for a majority interest in Saxon. The agreement is subject to satisfaction of several conditions including approval of Saxon's shareholders.

     Under the terms of the agreement, Forest would receive from Saxon, in two closings, an aggregate of 53,100,000 common shares, 5,300,000 warrants and $15,500,000 CDN of convertible preferred shares due November 15, 1998. Saxon would receive $1,500,000 CDN cash, 5,300,000 common shares of Forest (subject to possible adjustment for change in the market value of Forest stock) and all of the preferred shares owned by Forest in Archean Energy, Ltd., a privately held oil and gas company based in Calgary.

     At the completion of the transaction, Forest would own approximately 56% of the outstanding common shares of Saxon, including slightly less than 50% of the voting shares, and would hold warrants and conversion rights for shares which, if fully exercised, would constitute approximately 63% of Saxon's outstanding common stock. Pursuant to the terms of the agreement, Forest would have the right to name four of seven directors to a newly-constituted board. In addition, Forest would have the right to participate in any future equity issues undertaken by Saxon.

     In the first closing, which occurred on October 26, 1995, Forest acquired 8,800,000 shares of Saxon common stock in exchange for 790,000 shares of Forest common stock. Forest also purchased a newly issued preferred stock for $3,000,000 CDN which will be redeemable at the earlier of April 25, 1996, or at the second closing, which is currently scheduled for December 20, 1995.

     A special meeting of Saxon's shareholders has been scheduled for December 18, 1995. At the second closing the following transactions would take place: 1) the preferred stock of Saxon issued at the first closing would be redeemed for $1,500,000 CDN of cash and $1,500,000 CDN of common shares of Saxon; 2) Saxon would issue 44,300,000 common shares and 5,300,000 warrants to Forest in exchange for, subject to adjustment, 4,510,000 common shares of Forest; and 3) Saxon would issue $15,500,000 CDN of new convertible preferred stock to Forest in exchange for the Archean Energy Ltd. preferred stock owned by Forest.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1995

NET LOSS
     The net loss for the third quarter of 1995 was $6,574,000 or $.17 per common share compared to a net loss of $32,873,000 or $1.19 per common share in the third quarter of 1994. The 1995 loss was due primarily to decreased oil and natural gas volumes and lower natural gas and oil prices. The 1994 loss included a $30,000,000 writedown of the book value of the Company's oil and gas properties due to the ceiling test limitation.

REVENUE
     The Company's oil and gas sales revenue decreased by 37% to $17,456,000 in the third quarter of 1995 from $27,770,000 in the third quarter of 1994. Production volumes for natural gas and oil in the third quarter of 1995 decreased 35% and 25%, respectively, from the comparable 1994 period due primarily to normal, anticipated production declines as well as decreased well performance in certain fields. The average sales price for natural gas in the third quarter of 1995 was $1.68 per thousand cubic feet of natural gas
(MCF), a decrease of $.15 per MCF or 8% compared to the average sales price in the third quarter of the previous year. The average sales price for oil in the third quarter of 1995 of $15.38 per barrel represented a decrease of $.57 per barrel or 4% compared to the average sales price in the same period of 1994.

EXPENSES
     Oil and gas production expense decreased slightly to $5,379,000 in the third quarter of 1995 from $5,419,000 in the comparable period of 1994. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased 50% in the third quarter of 1995 to $.57 per MCFE from $.38 per MCFE in the third quarter of 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

     General and administrative expense was $1,900,000 in the third quarter of 1995, a decrease of 36% from $2,964,000 in the comparable period of 1994. Total overhead costs (capitalized and expensed general and administrative costs) of $3,070,000 in the third quarter of 1995 decreased 37% from $4,911,000 in the comparable period of 1994. The decreases were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995.

     Interest expense of $6,679,000 in the third quarter of 1995 increased slightly from $6,602,000 in 1994 due primarily to restructuring fees associated with the nonrecourse secured loan with Joint Energy's Development Investments Limited Partnership (JEDI), a Delaware limited partnership, the general partner of which is an affiliate of Enron Corporation, and interest related to a separate nonrecourse loan, offset partially by a decrease in interest expense on the restructured nonrecourse secured loan.

     Depreciation and depletion expense decreased 37% to $10,233,000 in the third quarter of 1995 from $16,150,000 in the third quarter of 1994 due to the decrease in production, as well as a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.07 per MCFE in the third quarter of 1995 from $1.13 per MCFE in the comparable 1994 period due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NET LOSS
     The net loss for the first nine months of 1995 was $14,533,000 or $.49 per common share compared to a net loss of $46,892,000 or $1.73 per common share in the first nine months of 1994. The 1994 loss included a $30,000,000 writedown of the book value of the Company's oil and gas properties due to a ceiling test limitation and a charge of $13,990,000 relating to the change in the method of accounting for oil and gas sales from the sales method to the entitlements method. See "Changes in Accounting." The 1995 loss was primarily due to decreased oil and natural gas volumes and lower natural gas prices.

REVENUE
     The Company's oil and gas sales revenue decreased by 34% to $60,154,000 in the first nine months of 1995 from $91,428,000 in the same period of 1994. Production volumes for natural gas and oil in the first nine months of 1995 decreased 33% and 20%, respectively, from the comparable 1994 period due primarily to normal, anticipated production declines as well as decreased well performance in certain fields. The average sales price for natural gas in the first nine months of 1995 was $1.75 per thousand cubic feet of natural gas (MCF), a decrease of $.18 per MCF or 9% compared to the average sales price in the first nine months of the previous year. The average sales price for oil in the first nine months of 1995 of $15.94 per barrel represented an increase of $1.34 per barrel or 9% compared to the average sales price in the same period of 1994.

     Production volumes and weighted average sales prices during the periods were as follows:

                                               Three Months Ended           Nine Months Ended
                                            --------------------------- ---------------------------
                                            September 30, September 30, September 30, September 30,
                                                1995          1994          1995          1994
                                            ------------- ------------- ------------- -------------
                                                                (In Thousands)
Natural Gas
 Production under long-term fixed price
  contracts (MMCF) (1)                          2,306         4,048         8,001        13,057
 Average contract sales price (per MCF) (1)    $ 1.79          1.78          1.77          1.78
 Production sold on the spot market (MMCF)      5,501         7,909        17,743        25,375
 Spot sales price received (per MCF)           $ 1.45          1.73          1.54          1.99
 Effects of energy swaps (per MCF) (2)            .19           .13           .21           .02
                                               ------        ------        ------        ------
 Average spot sales price (per MCF)            $ 1.64          1.86          1.75          2.01

 Total production (MMCF)                        7,807        11,957        25,744        38,432
 Average sales price (per MCF)                 $ 1.68          1.83          1.75          1.93

Oil and condensate (3)
 Total production (MBBLs)                         275           365           926         1,152
 Average sales price (per BBL)                 $15.38         15.95         15.94         14.60

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties.
     See "Volumetric Production Payments" below.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged volumes were 2,070 MMCF and 3,458 MMCF for the three months ended September 30, 1995 and 1994, respectively, and were 7,562 MMCF and 8,840 MMCF for the nine months ended September 30, 1995 and 1994, respectively.
(3) Oil and condensate production is sold primarily on the spot market. An immaterial amount of production is covered by long-term fixed price contracts, including scheduled deliveries under volumetric production payments.

     Miscellaneous net revenue decreased to $374,000 in the first nine months of 1995 from $2,299,000 in the comparable 1994 period. The 1994 amount includes income from the sale of miscellaneous pipeline systems and equipment and the reversal of an accounts receivable reserve.

EXPENSES
     Oil and gas production expense decreased slightly to $16,576,000 in the first nine months of 1995 from $16,647,000 in the comparable period of 1994. On an MCFE basis, production expense increased 43% in the first nine months of 1995 to $.53 per MCFE from $.37 per MCFE in the first nine months of 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

     General and administrative expense was $5,761,000 in the first nine months of 1995, a decrease of 24% from $7,553,000 in the comparable period of 1994. Total overhead costs (capitalized and expensed general and administrative costs) of $10,130,000 in the first nine months of 1995 decreased 23% from $13,076,000 in the comparable period of 1994. The Company's salaried workforce was 116 at September 30, 1995 and 142 at September 30, 1994. The decreases in total overhead costs and personnel were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995.

     The following table summarizes the total overhead costs incurred during the periods:

                                               Three Months Ended           Nine Months Ended
                                            --------------------------- ---------------------------
                                            September 30, September 30, September 30, September 30,
                                                1995          1994          1995          1994
                                            ------------- ------------- ------------- -------------
                                                                (In Thousands)
     Overhead costs capitalized                $1,170         1,947         4,369        5,523
     General and administrative costs
      expensed                                  1,900         2,964         5,761        7,553
                                               ------         -----        ------       ------
       Total overhead costs                    $3,070         4,911        10,130       13,076
                                               ======         =====        ======       ======

     Interest expense of $19,100,000 in the first nine months of 1995 decreased 5% from $20,077,000 in 1994 due primarily to lower effective interest rates related to the nonrecourse secured loan and the dollar denominated production payment.

     Depreciation and depletion expense decreased 36% to $33,631,000 in the first nine months of 1995 from $52,323,000 in the first nine months of 1994 due to the decrease in production, as well as a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.06 per MCFE in the first nine months of 1995 from $1.14 per MCFE in the comparable 1994 period due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994. At September 30, 1995, the Company had undeveloped properties with a cost basis of approximately $31,981,000 which were excluded from depletion, compared to $41,824,000 at September 30, 1994. The decrease is attributable to exploration and development work, as well as lease expirations and property sales.

     The Company was not required to record a writedown of the carrying value of its oil and gas properties in the first nine months of 1995. However, the Company was required to record a $30,000,000 writedown of the carrying value of its oil and gas properties in the first nine months of 1994. Writedowns of the full cost pool may be required in the future if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

     As of December 31, 1993, there were no remaining deferred tax liabilities. No tax benefits for operating loss carryforwards have been recorded in the first nine months of 1995 or 1994.

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

     The cumulative effect of the change for the periods through December 31, 1993, was a charge of $13,990,000. The effect of this change on the third quarter of 1994 was an increase in earnings from operations of $1,147,000 and an increase in production volumes of 586,000 MCF of natural gas. The effect of this change on the nine months ended September 30, 1994 was an increase in earnings from operations of $3,840,000 and an increase in production volumes of 1,804,000 MCF of natural gas. There were no related income tax effects in 1994. As the Company adopted this change in the fourth quarter of 1994, previously reported 1994 information has been restated to reflect the change effective January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS
     During the second and third quarters of 1995, following receipt of shareholder approval, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with JEDI, in each case as described below.

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

     As a result of the loan restructuring and the issuance of the warrants described below, the Company recorded a reduction of the amount of the related liability to approximately $45,493,000 and anticipates a reduction of annual interest expense of approximately $2,000,000. Subject to certain conditions, the Company may satisfy the restructured JEDI loan by conveying to JEDI the properties securing the loan during a 30-day period beginning 18 months after the second closing or, if the $2.10 warrants have been extended, during a 30-day period beginning 36 months after the second closing. Any such conveyance during the first 36 months after the second closing must be approved by Anschutz, if the option from JEDI has not then been exercised or terminated. Prior to the exercise or termination of the JEDI option, JEDI has agreed that it will not assign all or any portion of the JEDI loan or the $2.00 warrants to an unaffiliated person without the approval of the Company. The Company has agreed to not give such approval without the consent of Anschutz.

     The Company has agreed to use the proceeds from the exercise of the $2.00 warrants and the $2.10 warrants to repay principal and interest on the JEDI loan.

     The Company's short-term and long-term liquidity have been significantly improved by the conclusion of the transactions described above.

SHORT-TERM LIQUIDITY
     During 1994 and the first nine months of 1995, the Company's operating cash flows and working capital were adversely affected by a severe industry-wide decline in the price of natural gas. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

     The Company has a secured credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Effective August 31, 1995, an amended and restated credit agreement was approved by the Company and the banks. Under the amended Credit Facility, the Company may borrow up to $40,000,000 for acquisition or development of proved oil and gas reserves, working capital and/or general corporate purposes, subject to semi-annual redetermination at the banks' discretion. The amount of the maximum borrowings under the Credit Facility is at the discretion of the banks and is subject to change at any time.

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries, and a negative pledge on remaining assets. The amended maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests (which may from time to time restrict the Company's activities), including restrictions or requirements with respect to working capital, net cash flow, additional debt, asset sales, mergers, cash dividends on capital stock and reporting responsibilities. At September 30, 1995 the outstanding balance under this facility was $19,800,000. The Company has used the facility for a $1,500,000 letter of credit, leaving an available borrowing capacity of $21,700,000. At September 30, 1995 the Company was in compliance with the covenants of its bank debt.

     Since December 31, 1994, the Company has taken steps and committed to certain actions to address its short-term liquidity needs, including the Anschutz and JEDI transactions described above. In addition to the Anschutz and JEDI transactions, the Company has taken or committed to other key short-term actions as set forth below.

     The Company has reduced its budgeted general and administrative expenditures for 1995 principally through a workforce reduction effective March 1, 1995. Currently, total overhead for 1995 is expected to decrease by approximately $4,700,000 compared to 1994 or by approximately 25%.

     In response to current market conditions, the Company reduced its budgeted capital expenditures during the first six months of 1995 to those required to maintain its producing oil and gas properties as well as certain essential development drilling and other activities. Due to the Anschutz investment, however, the Company's capital expenditures in the third quarter of 1995 and the projected capital expenditures in the fourth quarter of 1995 are expected to be greater than in the first six months of the year. The Company's 1995 budgeted expenditures for exploration and development for the fourth quarter of 1995 are approximately $5,348,000 and $3,246,000, respectively, including capitalized overhead of $1,224,000 and $194,000, respectively. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

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

     Pursuant to the Second Amended Plan of Reorganization (the "Plan") of Columbia Gas Transmission Corporation, as amended, Forest expects to receive a minimum distribution of approximately $6,800,000. A hearing to consider confirmation of the Plan was scheduled to commence on November 13, 1995. If the current Plan is confirmed, Forest expects to record income of approximately $4,000,000. Net cash proceeds will be less than the settlement amount due to payments which will be made to the bank and other third parties.

     Based on the Company's actions taken to date and its plans, including the recent developments described above, management believes the Company will have adequate sources of short-term liquidity to meet its working capital needs, fund capital expenditures at the levels described above, and meet its current debt service obligations.

CASH FLOW
     Historically, one of the Company's primary sources of capital has been funds provided by operations, which has varied dramatically in prior periods, depending upon factors such as natural gas price fluctuations and contract settlements which are difficult to predict.

     The following summary table reflects comparative cash flows for the Company for the periods ended September 30, 1995 and 1994:

                                                             Nine Months Ended
                                                         ---------------------------
                                                         September 30, September 30,
                                                              1995         1994
                                                         ------------- -------------
                                                               (In Thousands)
     Funds provided by operations (A)                       $ 21,694       52,651
     Net cash provided (used) by operating activities         (4,253)      25,843
     Net cash used by investing activities                   (17,235)     (15,398)
     Net cash provided (used) by financing activities         22,037      (15,531)


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

     As discussed previously under "Results of Operations," the Company's production volumes decreased significantly in the first nine months of 1995 compared to the prior year. Lower production volumes coupled with decreased prices for natural gas resulted in a 59% decrease in funds provided by operations to $21,694,000 in the first nine months of 1995 from $52,651,000 in the first nine months of 1994. The Company experienced a net use of cash for operating activities of $4,253,000 in the first nine months of 1995 compared to $25,843,000 of net cash provided by operating activities in the corresponding prior year period; this decrease is attributable to lower production volumes and decreased prices discussed above. The Company used $17,235,000 for investing activities in the 1995 period compared to $15,398,000 in the prior year period due to higher direct expenditures and lower proceeds from property sales. The increase in cash due to financing activities of $22,037,000 in the 1995 period was the result of the net proceeds from the issuance of stock and warrants to Anschutz and the proceeds from the sale of the participation interest in the bankruptcy claim which were partially offset by repayments of the Company's Credit Facility. In the first nine months of 1994, the Company had a net use of cash for financing activities of $15,531,000, primarily consisting of the redemption of subordinated debentures and a decrease in other liabilities.

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

VOLUMETRIC PRODUCTION PAYMENTS
     As of September 30, 1995, deferred revenue relating to production payments was $18,501,000 and the annual amortization of deferred revenue and the corresponding delivery and net sales volumes were as set forth below:

                                                                 Net sales volumes
                                     Volumes required to be  attributable to production
                                       delivered to Enron       payment deliveries (1)
                                     ----------------------  --------------------------
                                                 Natural                    Natural
                Annual amortization     Oil        Gas            Oil        Gas
                of deferred revenue   (MBBLS)     (MMCF)        (MBBLS)     (MMCF)
                -------------------   -------    --------       -------     -------
                   (In Thousands)
Remainder of 1995     $ 3,365            41       1,653            34        1,375
1996                    7,545            87       3,721            73        3,095
1997                    2,439             -       1,410             -        1,173
1998                    1,592             -         892             -          742
Thereafter              3,560             -       1,994             -        1,658
                      -------           ---       -----           ---        -----
                      $18,501           128       9,670           107        8,043
                      =======           ===       =====           ===        =====

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

     The JEDI loan was initially recorded at a discounted amount to reflect the conveyance to the lender of a 20% interest in the net profits, as defined, of properties located in south Texas. Before restructuring, the JEDI loan bore annual interest at the rate of 12.5%. Pursuant to the restructuring of the JEDI loan described above in "Recent Developments," the net profits interest has been eliminated and the required interest payments reduced. Under the restructured loan, the Company is required to pay interest at 12.5% per annum on $40,316,000 of the loan balance. All principal payments will be applied to reduce this balance, as will the proceeds, if any, from the exercise of the $2.10 warrants. The remaining loan balance, which was $22,368,000 as of September 30, 1995, is non-interest bearing and will be reduced by principal payments made after full repayment of the $40,316,000 balance as well as by the proceeds, if any, from the exercise of the $2.00 warrants.

     At September 30, 1995, the principal amount of the loan was $62,684,000 and the recorded liability was $46,069,000. Under the terms of the JEDI loan, additional funds may be advanced to fund a portion of the development projects which will be undertaken by the Company on the properties pledged as security for the loan. Payments of principal and interest under the JEDI loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined.

     The Company's current estimate under the restructured agreement, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the recorded liability will increase by approximately $618,000 during the remainder of 1995. The increase in the liability is due to projected cash flows that do not cover projected interest requirements as a result of declining production on the existing wells. New drilling and recompletions should reverse this trend in the beginning of 1996.

     The dollar-denominated production payment was entered into in 1992 to finance property acquisitions. The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest. At September 30, 1995 the remaining principal amount was $21,155,000 and the recorded liability was $16,826,000. Under the terms of this production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of the net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. Forest retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that the remaining 1995 payments will reduce the recorded liability by approximately $559,000.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At September 30, 1995, the Company had natural gas swaps and collars for an aggregate of approximately 29.2 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1995 at fixed prices and floors (NYMEX basis) ranging from $1.90 to $2.41 per MMBTU (million British Thermal Units) and an aggregate of approximately 17.5 BBTU per day of natural gas during 1996 at fixed prices and floors ranging from $1.90 to $2.48 per MMBTU. At September 30, 1995, the Company had oil swaps for an aggregate of approximately 1,300 barrels per day of oil during the remainder of 1995 at fixed prices ranging from $16.70 to $17.75 (NYMEX basis) and an aggregate of approximately 600 barrels per day of oil during 1996 at fixed prices ranging from $16.70 to $17.75 per barrel.

     In the third quarter of 1995, the Company sold a call at $2.00 per MMBTU on 10,000 MMBTU per day to Enron for the period from January 1, 1996 to December 31, 1997 for a price of $.086 per MMBTU. Enron will pay the $.086 per MMBTU price every month. The Company will pay Enron only in the event that the average of the last three days NYMEX price exceeds $2.00 per MMBTU for any month.

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

     As a result of volumetric production payments, energy swaps, and fixed contracts, the Company currently estimates that approximately 57% of its natural gas production and 58% of its oil production will not be subject to price fluctuations from October 1995 through December 1995. It is estimated that existing volumetric production payments, energy swaps, fixed contracts and other hedging instruments currently cover approximately 56% of the Company's natural gas production and 23% of its oil production for the year ending December 31, 1996. Currently, it is the Company's intention to commit no more than 75% of its anticipated total production and no more than 85% of its anticipated undedicated production to such arrangements at any point in time. See "Hedging Program" above.

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first nine months of 1995 and 1994, including overhead related to these activities which was capitalized, were as follows:

                                 Nine months ended September 30,
                                 -------------------------------
                                         1995        1994
                                       -------      -------
                                         (In Thousands)
      Property acquisition costs:
        Proved properties              $   199       8,835
        Undeveloped properties             192           -
                                       -------      ------
                                           391       8,835

      Exploration costs:
        Direct costs                     7,482       5,501
        Overhead capitalized               600         414
                                       -------      ------
                                         8,082       5,915

      Development costs:
        Direct costs                     8,032       6,693
        Overhead capitalized             3,769       5,109
                                       -------      ------
                                        11,801      11,802
                                       -------      ------
                                       $20,274      26,552
                                       =======      ======

     In response to current market conditions, the Company reduced its budgeted capital expenditures for the first six months of 1995 to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities. Due to the liquidity provided by the Anschutz investment, however, the Company's capital expenditures increased in the third quarter of 1995 and the projected capital expenditures in the fourth quarter of 1995 are expected to be greater than in the first six months of the year. The Company's 1995 estimated expenditures for exploration and development for the fourth quarter of 1995 are approximately $5,348,000 and $3,246,000, respectively, including capitalized overhead of $1,224,000 and $194,000, respectively. The planned levels of capital expenditures could be further reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow.

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

DIVIDENDS
     On February 1, 1995, a cash dividend of $.1875 on its $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1995. On May 1, 1995 a stock dividend of 0.094693 shares of Common Stock was paid on each share of its outstanding $.75 Convertible Preferred Stock to holders of record on April 10, 1995. On August 1, 1995 a stock dividend of 0.112045 shares of Common Stock was paid on each share of its outstanding $.75 Convertible Preferred Stock to holders of record on July 10, 1995. On November 1, 1995 a stock dividend of
 .074898 shares of Common Stock was paid on each share of its outstanding $.75 Convertible Preferred Stock to holders of record on October 10, 1995. As of March 31, 1995 the Company was prohibited from paying cash dividends on its $.75 Convertible Preferred Stock due to restrictions contained in the Credit Agreement with its lending banks. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first nine months of 1995 to approximately 6.7 BCF from approximately 8.4 BCF at December 31, 1994. At September 30, 1995 the undiscounted value of this imbalance is approximately $10,926,000, of which $5,000,000 is reflected on the balance sheet as a short-term liability and the remaining $5,926,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

                   PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Royalty owners have filed two separate class action lawsuits against the Company in the State District Court of Caddo County, Oklahoma. In each case the plaintiff has alleged unjust enrichment, breach of fiduciary duty, constructive fraud and breach of contract. The claims in both suits are based on the allegation that the Company underpaid royalties on the consideration received pursuant to settlement agreements with ONEOK, Inc. in 1990 and 1992.

In MODRALL V. FOREST OIL CORPORATION, Case No. CJ-95-67, filed on March 24, 1995, the Court, on September 13, 1995, certified a class comprised of the royalty and overriding royalty owners in the three wells involved in the 1992 ONEOK, Inc. settlement. No class has been certified as yet in MERCO OF OKLAHOMA, INC. V. FOREST OIL CORPORATION, Case No. CJ-95-230, which suit was filed on September 27, 1995. This suit involves the 1990 ONEOK, Inc. settlement. The plaintiffs in both suits seek actual damages in excess of $10,000, punitive damages in excess of $10,000, an accounting, interest and costs. There has been no specific determination of the amount in controversy in either case.

The plaintiffs allege in both cases that they are entitled to share in all value received by the Company under the aforesaid settlements, including proceeds not attributable to actual gas production. The Company believes that it was not required to pay a royalty on such proceeds, and therefore intends to vigorously resist these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting held on July 26, 1995, the shareholders of the Company (a) elected two (2) Class I directors; (b) ratified the appointment of KPMG Peat Marwick as independent auditors for the Company in 1995; (c) approved certain transactions between the Company and The Anschutz Corporation (Anschutz) and Joint Energy Development Investments Limited Partnerships (JEDI) and (d) amended the Company's Restated Certificate of Incorporation.

With respect to the election of the Class I directors, votes for and withheld with respect to each director are as follows:

          William L. Dorn
                 For         16,584,108 votes
                 Withheld     1,459,088 votes

          James H. Lee
                 For         16,573,209 votes
                 Withheld     1,469,987 votes

In all such cases, there were no broker non-votes.

The terms of the following directors continued after the meeting: Donald H. Anderson, Austin M. Beutner, Robert S. Boswell, Dale F. Dorn, John C. Dorn, Harold H. Hammar, Jeffrey W. Miller, Jack D. Riggs and Michael B. Yanney.

The shareholders voted 17,662,840 shares in favor of the transaction with Anschutz and JEDI, while 229,843 shares were voted against and 139,530 shares abstained from voting. Directed broker non-votes totaled 10,983.

16,915,247 votes were cast in favor of the amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of Common stock to 200,000,000. 984,560 votes were cast against the amendment and 143,389 votes abstained. There were no broker non-votes.

With respect to the ratification of the appointment of KPMG Peat Marwick as independent auditors for the Company for 1995, 17,901,254 votes were cast in favor of such ratification, 69,989 votes were cast against such ratification, 71,953 votes abstained from voting and there were no broker non-votes.

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

Exhibit 3(i)(a) Certificate of Amendment of the Restated Certificate of Incorporation dated as of July 20, 1995, incorporated herein by reference to
Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995.

Exhibit 3(i)(b) Certificate of Amendment of the Certificate of Incorporation dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995.

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

Exhibit 3(ii)(c) Amendment No. 9 to By-Laws dated as of May 15, 1995, incorporated herein by reference to Exhibit 3(ii)(c) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995.

Exhibit 3(ii)(d) Amendment No. 10 to By-Laws dated as of July 27, 1995, incorporated herein by reference to Exhibit 3(ii)(d) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995.

*Exhibit 4.1     Amended and Restated Credit Agreement dated as of August 31,
1995 between Forest Oil Corporation and Subsidiaries, Borrowers and Subsidiary Guarantors and The Chase Manhattan Bank (National Association), as agent.

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

*Exhibit 11      Forest Oil Corporation and Subsidiaries - Calculation of
Earnings per Share of Common Stock.

*Exhibit 27      Financial Data Schedule.

* Filed with this report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the third quarter of 1995.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FOREST OIL CORPORATION
                                              (Registrant)



Date: November 14, 1995                  /s/ Daniel L. McNamara
                                 -------------------------------------
                                           Daniel L. McNamara
                                    Corporate Counsel and Secretary
                                 (Signed on behalf of the registrant)



                                           /s/ David H. Keyte
                                 -------------------------------------
                                             David H. Keyte
                                        Vice President and Chief
                                           Accounting Officer
                                    (Principal Accounting Officer)