Form 10-K
period 1995-12-31
FOREST OIL CORP
filed 1996-04-01
CIK 38079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                                       or

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

        1600 Broadway
        Suite 2200
        Denver, Colorado                                 80202
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 303-812-1400

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

                         [x] Yes          [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than non-affiliates of the registrant was approximately $231,371,978 as of February 29, 1996 (based on the last sale price of such stock as quoted on the NASDAQ National Market).

     There were 24,527,575 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 29, 1996.

     Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 8, 1996, which is incorporated into Part III of this Form 10-K.

                           TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
                               PART I

Item 1.   Business                                                                        1

Item 2.   Properties                                                                      9

Item 3.   Legal Proceedings                                                              14

Item 4.   Submission of Matters to a Vote of Security Holders                            15

Item 4A.  Executive Officers of Forest                                                   15


                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters          17

Item 6.   Selected Financial and Operating Data                                          20

Item 7.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  21

Item 8.   Financial Statements and Supplementary Data                                    31

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                   31


                             PART III

Item 10.  Directors and Executive Officers of the Registrant                             67

Item 11.  Executive Compensation                                                         67

Item 12.  Security Ownership of Certain Beneficial Owners and Management                 67

Item 13.  Certain Relationships and Related Transactions                                 67


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                67

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

Forest Oil Corporation and its subsidiaries (Forest or the Company) are engaged in the acquisition, exploration, development, production and marketing of natural gas and crude oil in North America. The Company was incorporated in New York in 1924, the successor to a company formed in 1916, and has been a publicly held company since 1969. The Company is active in several of the major exploration and producing areas in and offshore the United States and, following two recent acquisitions, in Canada. Forest's principal reserves and producing properties are located in the Gulf of Mexico, Texas, Oklahoma and Canada. The Company currently operates 43 offshore platforms in the Gulf and Mexico, and 1995 production from this area accounted for approximately 78% of the Company's reported historical production on an MCFE basis. (An MCF is one thousand cubic feet of natural gas. MMCF is used to designate one million cubic feet of natural gas and BCF refers to one billion cubic feet of natural gas. MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of liquids to 6 MCF of natural gas. BCFE means billions of cubic feet of natural gas equivalents. With respect to liquids, the term BBL means one barrel of liquids whereas MBBLS is used to designate one thousand barrels of liquids. The term liquids is used to describe oil, condensate and natural gas liquids.

The Company operates from production offices located in Lafayette, Louisiana and Denver, Colorado. In January 1996 the Company established an administrative and production office in Calgary, Alberta, Canada. Forest's corporate headquarters are located in Denver, Colorado. On December 31, 1995, Forest had 173 employees, of whom 115 were salaried and 58 were hourly. On March 20, 1996, Forest had 177 employees in the United States, of whom 119 were salaried and 58 were hourly, Canadian Forest had 51 salaried employees, and ProMark had 16 salaried employees.

OPERATING STRATEGY

The Company's objective is to increase value through sustained profitable growth of its oil and gas reserves and production by pursuing a combined strategy of focused acquisitions, exploration and development, while reducing operating and financial risk.

In recent years, the Company has grown primarily by acquiring reserves with exploitation potential, increasing production from existing fields and participating in exploration through farmout arrangements. The Company seeks to acquire interests in properties in which it would have a significant working interest and which it can operate. From January 1, 1991 through December 31, 1995 the Company acquired approximately 281 BCFE of estimated proved reserves, located primarily in the Gulf of Mexico, Texas and western Canada.

During 1995, the Company's acquisitions totaled 44.0 BCFE at an average property acquisition cost of $.61 per MCFE. These amounts represent primarily the reserves of Saxon Petroleum Inc. (Saxon), a consolidated subsidiary of the Company in which the Company purchased a 56% economic interest on December 20, 1995. Saxon is an Alberta, Canada corporation engaged in oil and gas exploration and production primarily in western Canada.

On January 31, 1996 Forest acquired ATCOR Resources Ltd. for approximately $134,900,000, exclusive of acquisition costs of approximately $1,800,000. This company, which has been renamed Canadian Forest Oil Ltd. (Canadian Forest), is a Canadian corporation engaged in oil and gas exploration, production and processing in western Canada. Estimated proved reserves acquired in the Canadian Forest transaction were approximately 154 BCFE at an average property acquisition cost of $.66 per MCFE net of related deferred taxes. As part of the ATCOR acquisition, Forest separated ATCOR's natural gas marketing operation from its exploration and production business and renamed the marketing business Producers Marketing Ltd. (ProMark). In addition to marketing Canadian Forest's own gas production, ProMark provides a full range of gas marketing and management services to outside parties.

On a pro forma basis, the Company had estimated proved reserves of 455 BCFE at December 31, 1995 of which approximately 73% were natural gas reserves. This represents an increase of 56% compared to estimated proved reserves of 292 BCFE at December 31, 1994, of which approximately 85% was natural gas.

Throughout the remainder of 1996, the Company intends to continue to pursue its strategy of acquiring additional reserves that satisfy its investment criteria and are within the limits of its capital constraints. Forest continues to evaluate potential acquisitions, as well as various types of business combinations and joint ventures.

The Company's operating strategy also includes exploitation activities in the areas of reservoir management and development drilling. Reservoir management involves the effort to enhance value by a combination of reduced costs and the use of techniques such as workovers to increase hydrocarbon recovery. The Company engages in development drilling for additional reserves that offset existing production with the objective of either increasing the density in which wells are drilled or extending reservoirs. The Company believes that it can increase production from, and otherwise enhance the value of, existing fields by utilizing its technical expertise to undertake selective workovers, recompletions and development drilling.

The Company participates in exploration activities through selective drilling for its own account, as well as through farmout arrangements. Farmouts enable Forest to participate in its exploration prospects without incurring additional exploration costs, although with a reduced ownership in each prospect. For further information concerning the Company's farmout activity, see Item 2. Properties.

As a part of its operating strategy, the Company also conducts an ongoing disposition program of its non-strategic assets. Assets with little value or which are not consistent with the Company's ongoing operating strategy are identified for sale or trade. During 1995, the Company disposed of properties with estimated proved reserves of approximately 2.4 BCF of natural gas and 6,000 barrels of oil for total net proceeds of $8,715,000.

In recent years, the Company has not been able to exploit the full potential of its acquisitions due to financial constraints resulting from its highly leveraged capital structure and low natural gas prices. During 1995, the Company sold equity securities to The Anschutz Corporation (Anschutz) for $45,000,000 and restructured $62,400,000 of indebtedness to Joint Energy Development Investments Limited Partnership, a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (JEDI). In December 1995, the Company agreed to exchange 1,680,000 shares of common stock for $22,400,000 of JEDI indebtedness and warrants to acquire Forest common stock. In January 1996, the Company completed the purchase of Canadian Forest using the proceeds of a common stock offering and approximately $8,300,000 of borrowings under its bank credit facility. Forest also established a $60,000,000 CDN credit facility secured by the oil and gas properties of Canadian Forest. As a result of these transactions, the Company has improved its financial flexibility significantly. The Company believes such improved financial flexibility should allow Forest to exploit its expanded property base more effectively. During the remainder of 1996, the Company intends to pursue its acquisition and exploitation strategy while continuing its efforts to improve its balance sheet and liquidity. The Company has also significantly increased the amount of capital expenditures it has budgeted for exploration activities. For further information concerning the Company's acquisitions and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

SALES AND MARKETS

Forest's U.S. production is generally sold at the wellhead to oil and natural gas purchasing companies in the areas where it is produced. Crude oil and condensate are typically sold at prices which are based upon posted field prices. For the month of March 1996, approximately 19% of the Company's U.S. natural gas was committed to both interstate and intrastate natural gas pipeline companies, primarily under volumetric production payment agreements and long-term contracts. The remainder of the Company's U.S. natural gas was sold at the wellhead at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or earlier.

In Canada, Canadian Forest's production is sold primarily through the ProMark Netback Pool. The Netback Pool matches major end users with providers of gas supply through arranged transportation channels and uses a netback pricing mechanism to establish the wellhead price paid to producers. The Netback Pool gas sales in 1995 averaged 118 MMCF per day, of which Canadian Forest supplied approximately 40 MMCF per day or approximately 80% of its current natural gas production.

In addition to operating the Netback Pool, ProMark provides two other marketing services for producers and purchasers of natural gas. ProMark manages long-term gas supply contracts for its industrial customers by providing full-service purchasing, accounting and gas nomination services for these customers on a fee-for-services basis. ProMark also buys and sells gas in its trading operation for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold.

For much of the past decade, the markets for oil and natural gas have been volatile. The Company anticipates that such markets will continue to be volatile over the next year. Price fluctuations in the natural gas spot market have a significant impact on the Company's business because most of the Company's reserves are attributable to natural gas, most of its current production consists of natural gas and a large portion of its natural gas production is sold in the spot market. At December 31, 1995, approximately 86% of Forest's estimated proved reserves in the U.S., including volumes attributable to volumetric production payments, consisted of natural gas on an MCFE basis. During 1995, 83% of the Company's total U.S. production on the same basis consisted of natural gas. Approximately 72% of such 1995 natural gas production was sold in the spot market. On a pro forma basis at December 31, 1995, approximately 55% of Forest's estimated proved reserves in Canada consisted of natural gas on an MCFE basis. During 1995, 63% of Forest's pro forma Canadian production consisted of natural gas.

In order to attempt to minimize the product price volatility to which the Company is subject, the Company, from time to time, enters into energy swap agreements and other financial arrangements with third parties to attempt to reduce the Company's exposure to anticipated fluctuations in future oil and natural gas prices. The volumetric production payments that the Company has entered into further minimize the price volatility to which the Company is subject. For further information concerning market conditions, production payments and energy swap agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 6 and 13 of Notes to Consolidated Financial Statements.

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

The Company believes that the loss of one or more of its current natural gas spot purchasers should not have a material adverse effect on the Company's business in the United States because any individual spot purchaser could be readily replaced by another spot purchaser who would pay approximately the same sales price. In Canada, the majority of Canadian Forest's natural gas production is sold under the ProMark Netback Pool to long-term buyers. The loss of one or more of such long-term buyers could have an adverse effect on Canadian Forest and ProMark. Substantially all of Forest's oil is sold under short-term contracts at prices which are based upon posted field prices. For information concerning sales to major customers, see Note 14 of Notes to Consolidated Financial Statements.

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

Forest's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect its ability to market its oil and natural gas production. The prices of oil and natural gas realized by Forest are highly volatile. The price of oil is generally dependent on world supply and demand, while the price Forest receives for its natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact Forest's activities. The Company's financial position and resources may also adversely affect the Company's competitive position. Lack of available funds or financing alternatives will prevent the Company from executing its operating strategy and from deriving the expected benefits therefrom. For further information concerning the Company's financial position, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ProMark also faces significant competition from other gas marketers, some of whom are significantly larger in size and have greater financial resources than ProMark, Canadian Forest or the Company.

REGULATION - UNITED STATES

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

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Numerous parties have filed petitions for review of Order No. 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order No. 636 subject to court review, it is difficult to predict with precision its ultimate effects.

The FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, the FERC's current rules and policy statement may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

Recently, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While this policy statement affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. However, requests for rehearing of this policy statement are currently pending. The Company cannot predict what action the FERC will take on these requests.

Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The FERC's decision in this matter is currently the subject of various petitions for judicial review. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service or the OCS.

Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases.

In addition, the MMS is conducting an inquiry into certain contract agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

The MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principal feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

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

OIL SPILL FINANCIAL RESPONSIBILITY REQUIREMENTS - UNITED STATES

In August 1993, the MMS published an advance notice of its intention to adopt a rule under the Oil Pollution Act of 1990 (OPA 90) that would require owners and operations of oil and gas facilities located on or adjacent to waters of the United States to establish $150,000,000 in financial responsibility to cover oil spill related liabilities. Compliance with the proposed rule could be financially burdensome for many small oil and gas companies, and in June 1995, the U.S. House of Representatives approved a bill that would amend OPA 90 to reduce the level of financial responsibility to $35,000,000. The Clinton Administration has expressed its support for the pending legislation, but the U.S. Senate has not yet taken any action on the bill approved by the House of Representatives. The Company cannot predict whether Congress will reduce the level of financial responsibility required under OPA 90 nor can it predict the final form of any financial responsibility rule that might be adopted, but any such action has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico and other affected regions. The MMS has indicated that it will not move forward with the adoption of the rule until the United States Congress has had an opportunity to act on the pending amendments to OPA 90.

REGULATION - CANADA

The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect the operations of the Company in a manner materially different than they would affect other oil and gas companies of similar size.

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on oil quality, prices of competing fuels, distance to market and the value of refined products. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board
(NEB). Any oil export to be made pursuant to a contract of longer duration requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Canadian federal government.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the Government of Canada through the NEB. Producers and exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB. As is the case with oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Canadian federal government approval.

The provincial governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

On January 1, 1994 the North American Free Trade Agreement (NAFTA) among the governments of Canada, the United States and Mexico became effective. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use, (ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements. NAFTA contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

From time to time the governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs which have included royalty rate deductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects.

In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The ARTC program is based on a price sensitive formula, and the ARTC rate varies between 75%, at prices for oil below $100 per cubic meter, and 25%, at prices above $210 per cubic meter. The ARTC rate is applied to a maximum of $2,000,000 of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. Canadian Forest is not eligible for any ARTC credits on its existing properties.

Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by the Company to the provincial governments. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties.

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

Extensive federal, state, provincial and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of Forest and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For instance, at least two separate courts have recently ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called Superfund) and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations. Alternately, pending amendments to Superfund presently under consideration by the U.S. Congress could relax many of the burdensome cleanup and liability standards established under the Statute.

In Canada, the oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties.

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

The Company has established guidelines to be followed to comply with environmental laws, rules and regulations. The Company has designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on the Company and to implement appropriate compliance procedures. The Company also employs an environmental manager whose responsibilities include causing Forest's operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions. Although the Company maintains pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

OTHER FOREIGN OPERATIONS

In 1992, the Company sold substantially all of its former Canadian operations to CanEagle Resources Corporation (CanEagle). In June 1994, CanEagle sold a significant portion of its oil and gas properties in Canada to a third party. In conjunction with this transaction, the Company exchanged its investment in CanEagle for shares of preferred stock of a newly formed entity, Archean Energy, Ltd. (Archean). In connection with the Saxon transaction, the Company transferred its Archean preferred stock to Saxon.

Forest considers, from time to time, certain oil and gas opportunities in other foreign countries. Foreign oil and natural gas operations are subject to certain risks, such as nationalization, confiscation, terrorism, renegotiation of existing contracts and currency fluctuations. Forest monitors the political, regulatory and economic developments in any foreign countries in which it operates.

ITEM 2.  PROPERTIES

Forest's principal reserves and producing properties are oil and gas properties located in the Gulf of Mexico, Texas, Oklahoma and western Canada.

RESERVES

Information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 16 of Notes to Consolidated Financial Statements.

Since January 1, 1995, Forest has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC), the MMS and the Department of Energy (DOE). The reserve estimate report filed with the MMS related to Forest's Gulf of Mexico reserves and there were no differences between the reserve estimates included in the MMS report, the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

PRODUCTION

The following table shows net liquids and natural gas production for Forest and its subsidiaries on a historical basis for the years ended December 31, 1995, 1994 and 1993 and on a pro forma basis including Saxon and Canadian Forest for the year ended 1995:

                                   Net Natural Gas and Liquids Production (1)(2)
                                   ---------------------------------------------
                                    Pro forma
                                       1995       1995 (3)    1994 (4)    1993
                                   -----------   ----------  ----------  -------
United States:
  Natural Gas (MMCF)                  33,342       33,342       48,048    41,114
  Liquids (MBBLS)                      1,173        1,173        1,543     1,493

Canada:
  Natural Gas (MMCF)                  18,428           --           --        --
  Liquids (MBBLS)                      1,828           --           --        --

(1) Includes amounts delivered pursuant to volumetric production payments.  See
    Note 6 of Notes to Consolidated Financial Statements.
(2) Volumes reported for natural gas include immaterial amounts of sulfur production on the basis that one long ton of sulfur is equivalent to 15 MCF of natural gas. Liquids volumes include both oil and condensate and natural gas liquids.
(3) Does not include any production relating to the acquisition of Saxon on December 20, 1995 as the amounts involved are not significant.
(4) Effective January 1, 1994 the Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method. See
    Note 1 of Notes to Consolidated Financial Statements.

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production in the United States on a historical basis for the years ended December 31, 1995, 1994 and 1993 for Forest and its subsidiaries and on a pro forma basis including Saxon and Canadian Forest for the year ended 1995:

                                                    Canada                    United States
                                                 -----------        --------------------------------
                                                  Pro forma
                                                     1995             1995        1994        1993
                                                 -----------        --------    --------    --------
Average Sales Prices:
  Natural Gas
    Production under long-term fixed
     price contracts (MMCF) (1)                      (3)               9,414      16,656      19,065
    Average contract sales price (per MCF)                           $  1.75        1.78        1.65

    Production sold on the spot market (MMCF)        (3)              23,928      31,392       22,049
    Spot sales price received (per MCF)                              $  1.79        1.90         2.21
    Effects of energy swaps (per MCF) (2)                                .17         .06         (.13)
                                                                     -------     -------     --------
    Average spot sales price (per MCF)                               $  1.96        1.96         2.08

    Total production (MMCF)                         18,428            33,342      48,048       41,114
    Average sales price (per MCF)                  $  1.16              1.90        1.90         1.88

  Liquids:
    Oil and condensate
      Total production (MBBLS)                       1,450             1,121       1,482        1,464
      Sales price received (per BBL)               $ 15.44             16.36       14.97        16.25
      Effects of energy swaps (per BBL) (2)             --              (.50)       (.14)         .58
                                                   -------           -------     -------     --------
      Average sales price (per BBL)                $ 15.44             15.86       14.83        16.83

    Natural Gas Liquids
      Total production (MBBLS)                         378                52          61           29
      Average sales price (per BBL)                $  8.76             15.81       14.79        24.02

  Total liquids
    Total production (MBBLS)                         1,828             1,173       1,543        1,493
    Average sales price (per BBL)                  $ 14.05             15.86       14.83        16.97

Average production cost (per MCFE) (4)             $   .51               .56         .39          .39

- ---------------------

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. For further information concerning volumes and prices recorded under volumetric production payments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 10,146 MMCF, 12,184 MMCF and 8,057 MMCF for the years ended December 31, 1995, 1994 and 1993, respectively. Hedged oil and condensate volumes were 498,000 BBLS, 370,000 BBLS and 720,000 BBLS for the years ended December 31, 1995, 1994 and 1993, respectively.
(3) Pro forma data concerning volumes sold under long-term fixed price contracts versus volumes sold on the spot market is not available.
(4) Production costs were converted to common units of measure using a conversion ratio of one barrel of oil to six MCF of natural gas and one long ton of sulfur to 15 MCF of natural gas. Such production costs exclude all depreciation, depletion and provision for impairment associated with property and equipment.

PRODUCTIVE WELLS

The following summarizes total gross and net productive wells of the Company and its subsidiaries on a historical basis, including the wells owned by Saxon, at December 31, 1995 and on a pro forma basis including Canadian Forest for the year ended December 31, 1995:

                                              Productive Wells (1)
                                            -------------------------
                                            United States      Canada
                                            -------------      ------
    HISTORICAL
    Gross (2)
      Gas                                        290               99
      Oil                                        170              510
                                               -----            -----
        Totals (3)                               460              609
                                               -----            -----
                                               -----            -----

    Net (4)
      Gas                                       93.3             16.4
      Oil                                      116.3             95.8
                                               -----            -----
        Totals                                 209.6            112.2
                                               -----            -----
                                               -----            -----

    PRO FORMA
    Gross (2)
      Gas                                        290              383
      Oil                                        170            1,036
                                               -----            -----
        Totals (3)                               460            1,419
                                               -----            -----
                                               -----            -----

    Net (4)
      Gas                                       93.3            109.6
      Oil                                      116.3            208.4
                                               -----            -----
        Totals                                 209.6            318.0
                                               -----            -----
                                               -----            -----

(1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.
(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) Includes 32 dual completions in the United States on a historical and pro forma basis and 3 dual completions on a pro forma basis in Canada. Dual completions are counted as one well. If one completion is an oil completion, the well is classified as an oil well.
(4) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED AND UNDEVELOPED ACREAGE

Forest and its subsidiaries held acreage on a historical basis, including the acreage held by Saxon, as set forth below at December 31, 1995 and 1994 and on a pro forma basis including Canadian Forest at December 31, 1995. A majority of the developed acreage is subject to mortgage liens securing either the bank indebtedness or nonrecourse secured debt of the Company and its subsidiaries.
A portion of the developed acreage is also subject to production payments.  See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5 and 6 of Notes to Consolidated Financial Statements.

                                          Developed Acreage (1)     Undeveloped Acreage (2)
                                          ---------------------     -----------------------
                                          Gross (3)     Net (4)     Gross (3)       Net (4)
                                          ---------     -------     ---------       -------
United States:
  Louisiana Offshore                       138,636       62,265        63,245        28,306
  Oklahoma                                  63,015       21,661         8,142         1,456
  Texas Onshore                            122,117       47,452        14,473         9,844
  Texas Offshore                            39,622       29,483        11,520         8,640
  Wyoming                                    8,477        4,484        54,204        24,367
  Other                                     25,553       10,999         3,610         1,577
                                           -------      -------     ---------       -------
                                           397,420      176,344       155,194        74,190

Canada                                      99,060       35,271        17,160         8,816
                                           -------      -------     ---------       -------
Total acreage at December 31, 1995         496,480      211,615       172,354        83,006
                                           -------      -------     ---------       -------
                                           -------      -------     ---------       -------
Total acreage at December 31, 1994         465,045      204,071       219,730       155,563
                                           -------      -------     ---------       -------
                                           -------      -------     ---------       -------

Pro forma acreage at December 31, 1995     802,521      313,308     1,008,475       316,989
                                           -------      -------     ---------       -------
                                           -------      -------     ---------       -------

(1) Developed acres are those acres which are spaced or assigned to productive wells.
(2) Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held by production under the terms of a lease.
(3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.


During 1995, the Company's gross and net developed acreage increased approximately 7% and 4%, respectively, primarily as a result of the Saxon acquisition, offset in part by the sale of developed acreage as well as lease expirations. The Company's gross and net undeveloped acreage decreased approximately 22% and 47%, respectively, primarily due to lease expirations, offset partially by the acquisition of Saxon.

Approximately 26% of the Company's total net undeveloped acreage is under leases that have terms expiring in 1996, if not held by production, and another approximately 7% of net undeveloped acreage will expire in 1997 if not also held by production.

DRILLING ACTIVITY

Forest and its subsidiaries owned interests in net exploratory and net development wells for the years ended December 31, 1995, 1994 and 1993 as set forth below. This information does not include wells drilled under farmout agreements, nor does it include any data with respect to wells drilled by Saxon or Canadian Forest.

                                                    United States
                                               ------------------------
                                               1995      1994      1993
                                               ----      ----      ----
      Net Exploratory Wells: (1)
        Dry (2)                                 1.3       2.0       1.2
        Productive (3)                           .3       1.3        .3
                                                ---       ---       ---
                                                1.6       3.3       1.5
                                                ---       ---       ---
                                                ---       ---       ---

      Net Development Wells: (1)
        Dry (2)                                  --        --        --
        Productive (3)                           .6       2.1       3.0
                                                ---       ---       ---
                                                 .6       2.1       3.0
                                                ---       ---       ---
                                                ---       ---       ---

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
(2) A dry well (hole) is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
(3) Productive wells are producing wells and wells capable of production, including wells that are shut-in.

FARMOUT AGREEMENTS

Under a farmout agreement, outside parties undertake exploration activities using prospects owned by Forest. This enables the Company to participate in the exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect.

In 1995, two development wells and 14 exploratory wells were drilled under farmout agreements. The two development wells were productive. Six of the exploratory wells were productive, of which three were subsequently sold; seven were dry holes; and one is in the process of being drilled at year-end.

PRESENT ACTIVITIES

At December 31, 1995, Forest and its subsidiaries had two exploratory wells that were in the process of being drilled. One of these two wells was determined to be productive in January, 1996 and the other is currently being evaluated.

DELIVERY COMMITMENTS

At December 31, 1995 Forest and its subsidiaries were obligated to deliver, or to make cash settlement with respect to, approximately 8.0 BCF of natural gas and 87,000 barrels of oil under the terms of volumetric production payments. The delivery commitments cover approximately 14% and 4% of the estimated net proved reserves of natural gas and oil, respectively, attributable to the subject properties. The production payments are nonrecourse to other properties owned by the Company. The Company is further obligated to deliver approximately .8 BCF of natural gas under existing long-term contracts. Canadian Forest markets approximately 100 MMCF/day under medium- and long-term gas sales contracts to a number of Canadian and United States resale markets. Canadian Forest, on behalf of ProMark, has currently contracted with 23 Canadian producers to purchase a quantity of gas which, when aggregated with gas produced by Canadian Forest, constitutes the Netback Pool which is sufficient to serve the requirements of all the resale markets. For further information concerning the Company's volumetric production payment agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 16 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

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

The Company entered into a Settlement Agreement and Release with El Paso Natural Gas Company ("El Paso"), effective May 15, 1987, which was later modified by a Partial Termination of Settlement Agreement and Release and Gas Purchase Agreement, effective January 1, 1989. These agreements settled the parties' disputes concerning take-or-pay deficiencies under eight gas purchase contracts covering 16 wells located in Washita County, Oklahoma. The Company received a demand letter dated November 22, 1995, from the same attorney who represents Modrall and Merco, on behalf of a royalty owner in one of the wells covered by the El Paso settlements. A class action petition was filed January 19, 1996 in WRIGHT v. FOREST OIL CORPORATION, et al., Case No. CJ-96-6 in the State District Court of Washita County, Oklahoma. Like the plaintiffs in the MODRALL and MERCO cases, the plaintiff in this case contends that Forest underpaid royalties on the consideration it received under the El Paso settlement. He has asserted claims for breach of contract, unjust enrichment, breach of fiduciary duty, constructive fraud and bad faith breach of contract, and seeks an accounting and an unspecified amount of actual and punitive damages, interest and costs.

The Company, in the ordinary course of business, is a party to various other legal actions. In the opinion of management, none of these actions, or those discussed above, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST

The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                          Years with
    Name (A)                  Age           Forest                                      Office (B)
    --------                  ---         ----------                                    ----------
William L. Dorn*               47             24           Chairman of the Board and Chairman of the Executive Committee since
                                                             July 1991 and Chief Executive Officer from February 1990 until
                                                             December 1995.  Chairman of the Nominating Committee since July
                                                             1995.  Member of the Executive Committee since August 1988.
                                                             President from February 1990 until November 1993.

Robert S. Boswell*             46             10           President since November 1993 and Chief Executive Office since
                                                             December 1995.  Vice President from May 1991 until November 1993 and Chief Financial Officer since May 1991.  Financial Vice
                                                             President from September 1989 until May 1991.  Member of the
                                                             Executive Committee since July 1991.  Director of Franklin Supply
                                                             Company Ltd. and Saxon Petroleum Inc.

David H. Keyte                 39              8           Vice President and Chief Financial Officer since December 1995.
                                                             Vice President and Chief Accounting Officer from December 1993 until December 1995.  Prior thereto Corporate Controller since
                                                             January 1989.  Chairman of the Company's Employee Benefits
                                                             Committee. Director of Saxon Petroleum, Inc.

Bulent A. Berilgen             47             11           Vice President of Operations since December 1993.  Prior thereto
                                                             Vice President - Engineering and Development since January 1992.
                                                             Prior thereto Regional Reservoir Engineer.  Director of Saxon
                                                             Petroleum Inc.

                                          Years with
    Name (A)                  Age           Forest                                    Office (B)
    --------                  ---         ----------                                  ----------
Forest D. Dorn                 41             18           Vice President since February 1991 and General Business Manager since
                                                             December 1993.  Prior thereto General Manager - Operations since
                                                             January 1992.  Prior thereto Assistant Division Manager of the
                                                             Southern Division.

V. Bruce Thompson              48              1           Vice President and General Counsel since August 1994.  Vice
                                                             President - Legal of Mid-America Dairymen, Inc. from November
                                                             1993 to August 1994.  Chief of Staff for Oklahoma Congressman
                                                             James M. Imhofe from February 1990 to November 1993.

Kenton M. Scroggs              43             12           Vice President since December 1993 and Treasurer since May 1988.
                                                             Member of the Company's Employee Benefits Committee.

Daniel L. McNamara             50             24           Secretary and Corporate Counsel since January 1991.  Member of the
                                                             Company's Employee Benefits Committee.

Joan C. Sonnen                 42              6           Controller since December 1993.  Prior thereto Director of Financial
                                                             Accounting and Reporting since April 1991 and Manager of Financial
                                                             Systems and Reporting since July 1989.

- -------------------------
*Also a Director

(A)   William L. Dorn and Forest D. Dorn are brothers.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Forest Oil Corporation has one class of common equity securities outstanding, its Common Stock, par value $.10 per share (Common Stock). On January 5, 1996, the Company's shareholders approved a reverse stock split of the Common Stock. The reverse stock split resulted in the reclassification of each five shares of Common Stock outstanding into one share.

On February 29, 1996, 24,527,575 shares of Common Stock were held by 1,854 holders of record.

Forest's Common Stock is traded on the Nasdaq National Market. The high and low sales prices of the Common Stock for each quarterly period of the years presented as reported by the Nasdaq National Market are listed in the chart below. All of the following quotations have been adjusted to reflect the 5 to 1 reverse stock split of the Common Stock that occurred on January 8, 1996. There were no dividends on Common Stock in 1994, 1995 or in the first quarter of 1996.

                                                    High         Low
                                                  --------     --------
           1994
           ----
           First Quarter                          $23-3/4      $17-3/16
           Second Quarter                          22-13/16     17-3/16
           Third Quarter                           22-3/16      16-9/16
           Fourth Quarter                          17-3/16      10-5/8

           1995
           ----
           First Quarter                          $11-7/8      $ 7-1/2
           Second Quarter                          11-7/8        7-1/2
           Third Quarter                           14-11/16      8-1/8
           Fourth Quarter                          16-1/4       11-1/4

           1996
           ----
           First Quarter (through February 29)    $16          $11-1/4

On February 29, 1996, the last reported sales price of the Common Stock as quoted on the Nasdaq National Market was $11.25 per share.

PUBLIC WARRANTS

The Company has outstanding 1,244,715 warrants to purchase shares of its Common Stock (the Public Warrants). Each Public Warrant entitles the holder to purchase one-fifth share of Common Stock at a price of $3.00, is non-callable and expires on October 1, 1996. On February 29, 1996 the Public Warrants were held by 75 holders of record.

The Public Warrants are traded on the Nasdaq National System. The high and low sales prices of the Public Warrants for each quarterly period of the years presented as reported by the Nasdaq National Market are listed in the chart below.

                                                       High          Low
                                                     --------      -------
            1994
            ----
            First Quarter                             $2-3/4        $1-7/8
            Second Quarter                             2-1/2         1-3/4
            Third Quarter                              2-1/8         1-5/8
            Fourth Quarter                             1-5/8           1/2

            1995
            ----
            First Quarter                             $  5/8        $  3/8
            Second Quarter                               1/2          5/16
            Third Quarter                              27/32          5/16
            Fourth Quarter                             15/16          9/16

            1996
            ----
            First Quarter (through February 29)       $15/16        $  1/2

On February 29, 1996, the last reported sales price of the Public Warrants as quoted on the Nasdaq National Market was $.50 per Warrant.

$.75 CONVERTIBLE PREFERRED STOCK

As of February 29, 1996, 2,877,673 shares of the Company's $.75 Convertible Preferred Stock were held by 74 holders of record.

The $.75 Convertible Preferred Stock is traded on the Nasdaq National Market. The high and low sales prices of the $.75 Convertible Preferred Stock for each quarterly period of the years presented as reported by the Nasdaq National Market are listed in the chart below.

                                                            Cash                 Stock
                                                          Dividends            Dividends
                              High           Low           Paid (1)             Paid (1)
                            --------       -------       -----------        ---------------
1994
- ----
First Quarter               $17              $13-1/2       $ .1875                 --
Second Quarter               16-1/2           13-1/4         .1875                 --
Third Quarter                16               12-1/2         .1875                 --
Fourth Quarter               13                8-3/4         .1875                 --

1995
- ----
First Quarter               $ 9-1/8          $ 6-1/2       $ .1875                 --
Second Quarter                8-3/4            7                --           .018939 shares
Third Quarter                11-9/32           7-1/4            --           .022409 shares
Fourth Quarter               11-1/2            8-7/8            --           .014980 shares

1996
- ----
First Quarter (through
 February 29)               $12              $ 9-1/4            --           .013605 shares

(1) In 1994 the dividends on the $.75 Convertible Preferred Stock were paid in cash. On February 1, 1995, a cash dividend of $.1875 was paid to holders of record on January 10, 1995. Thereafter, each dividend was paid in shares of Common Stock. Amounts shown as dividends paid for such periods represent the fractional number of shares of Common Stock payable on each share of outstanding $.75 Convertible Preferred Stock. On February 22, 1996, the Board of Directors declared a dividend payable in shares of Common Stock on May 1, 1996 to holders of record of the $.75 Convertible Preferred Stock on April 10, 1996. The number of shares of Common Stock to be issued per share of the $.75 Convertible Preferred Stock will be determined in accordance with the formula for determining dividends payable.

On February 29, 1996, the last reported sales price of the $.75 Convertible Preferred Stock as quoted on the Nasdaq National Market was $9.75 per share.


DIVIDEND RESTRICTIONS

Subject to the prior right of the holders of Forest's $.75 Convertible Preferred Stock and the Second Series Preferred Stock, the only restrictions on its present or future ability to pay dividends are (i) the provisions of the New York Business Corporation Law (NYBCL), (ii) certain restrictive provisions in the Indenture executed in connection with Forest's 11 1/4% Senior Subordinated Notes due September 1, 2003, and (iii) the Company's Amended and Restated Credit Agreement dated August 31, 1995 with The Chase Manhattan Bank (National Association), as agent, under which the Company is restricted in amounts it may pay as dividends (other than dividends payable in common stock). Under the dividend restrictions in the Credit Agreement, as of March 15, 1996 the Company was not prohibited from paying cash dividends on its Common Stock or its $.75 Convertible Preferred Stock. There is no assurance that Forest will pay any dividends. For further information on Forest's ability to pay dividends on its Common Stock and $.75 Convertible Preferred Stock, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 8, and 9 of Notes to Consolidated Financial
Statements.

For further information regarding the Company's equity securities and related stockholder matters, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected data regarding the Company on a historical basis as of and for each of the years in the five-year period ended December 31, 1995 and on a pro forma basis for the year ended December 31, 1995 giving effect to the Saxon and Canadian Forest acquisitions. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                                   Years Ended December 31,
                                                        Pro forma    -----------------------------------------------------
                                                         1995 (1)     1995      1994 (2)     1993      1992 (3)     1991
                                                        ---------    -------   ----------   -------   ----------   -------
                                                                (In Thousands Except per Share Amounts and Volumes)
FINANCIAL DATA
  Revenue                                               $ 269,781     82,456    115,947     105,148    113,186      69,897
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Earnings (loss) before income taxes,
    cumulative effects of changes in
    accounting principles and
    extraordinary items                                 $  (7,768)   (18,003)   (67,844)    (10,705)    11,286     (52,262)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Earnings (loss) before cumulative
    effects of changes in accounting
    principles and extraordinary items                  $ (14,117)   (17,996)   (67,853)     (9,355)     7,298     (34,850)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Earnings (loss) before extraordinary items            $ (14,117)   (17,996)   (81,843)    (10,478)     7,298     (34,850)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Net earnings (loss)                                   $ (14,117)   (17,996)   (81,843)    (21,213)     7,298     (25,348)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Weighted average number of common shares
    outstanding                                            22,301      7,360      5,619       4,399      2,755       2,499
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Net earnings (loss) attributable to
    common stock                                        $ (16,277)   (20,156)   (84,004)    (23,463)     4,950     (30,557)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Primary earnings (loss) per share: (4)
    Earnings (loss) before cumulative effects
      of changes in accounting principles and
      extraordinary items                               $    (.73)     (2.74)    (12.46)      (2.64)      1.80      (16.03)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
    Earnings (loss) before extraordinary items          $    (.73)     (2.74)    (14.95)      (2.90)      1.80      (16.03)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
    Net earnings (loss) attributable to common stock    $    (.73)     (2.74)    (14.95)      (5.34)      1.80      (12.23)
                                                        ---------    -------    -------     -------    -------     -------
                                                        ---------    -------    -------     -------    -------     -------
  Total assets                                          $ 517,990    321,043    324,832     426,755    378,532     296,189
  Long-term obligations                                 $ 237,650    236,155    271,128     288,588    250,672     203,136
  Shareholders' equity                                  $ 180,241     44,297      6,086      88,156     59,881      54,840

OPERATING DATA

  Annual production (5):
      Gas (MMCF)                                           51,770     33,342     48,048      41,114     29,174      23,877
      Liquids (MBBLS)                                       3,001      1,173      1,543       1,493      1,450         847

  Average price received (5):
      Gas (per MCF)                                     $    1.64       1.90       1.90        1.88       1.70        1.84
      Liquids (per Barrel)                              $   14.76      15.86      14.83       16.97      18.14       25.31

  Capital expenditures                                  $  77,368     52,744     42,544     170,821    106,627      35,664

  Proved Reserves (5) (6):
    Gas (MMCF)                                            330,166    238,128    246,996     273,382    194,655     193,471
    Liquids (MBBLS)                                        20,788     10,541      7,532       8,198      7,560       5,315

  Standardized measure of discounted future net
    cash flows relating to proved oil and gas
    reserves (6)                                        $ 333,676    256,917    207,549     262,176    190,971     166,454

  Total discounted future net cash flows
    relating to proved oil and gas reserves,
    including amounts attributable to
    volumetric production payments (6)                  $ 342,152    265,393    230,149     299,053    227,009     188,069

(1) The pro forma financial and operating data as of December 31, 1995 gives effect to the public offering of Common Stock and the Canadian Forest acquisition as if they occurred on that date and the pro forma financial and operating data for the year ended December 31, 1995 assumes the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995. See Notes 2 and 9 of Notes to Consolidated Financial Statements.
(2) Effective January 1, 1994 the Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method. See
    Note 1 of Notes to Consolidated Financial Statements.
(3) Financial data for the year ended December 31, 1992 include the effects of a gas contract settlement which increased total revenue by $37,541,000 and net earnings by $24,043,000 or $8.73 per share. The average price received for natural gas for the year ended December 31, 1992 excludes the effects of the settlement.
(4) Fully diluted earnings (loss) per share was the same as primary earnings
    (loss) per share in all years except 1992. In 1992, fully diluted earnings per share was $1.45.
(5) Includes amounts attributable to required deliveries under volumetric production payments. See Notes 6 and 16 of Notes to Consolidated
    Financial Statements.
(6) The 1995 and pro forma 1995 amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a 56% economic interest. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

NET EARNINGS (LOSS). The net loss for 1995 was $17,996,000 compared to a net loss of $81,843,000 in 1994. The 1995 loss was primarily due to decreased oil and natural gas volumes and lower natural gas prices, offset by $4,263,000 of income associated with the resolution of a bankruptcy claim. The net loss for 1994 was $81,843,000 compared to a net loss of $21,213,000 in 1993. The 1994 loss includes a $58,000,000 writedown of the book value of the Company's oil and gas properties due to a ceiling test limitation and a charge of $13,990,000 relating to the change in the method of accounting for oil and gas sales from the sales method to the entitlements method. See "Changes in Accounting".

REVENUE. Total revenue decreased 29% to $82,456,000 in 1995 from $115,947,000 in 1994, and increased 10% in 1994 from $105,148,000 in 1993.

Oil and gas sales decreased to $82,275,000 from $114,541,000, or by approximately 28% in 1995 compared to 1994. Oil and gas sales in 1995 includes $4,263,000 of income associated with the resolution of a bankruptcy claim. In 1995, natural gas and oil production volumes were down 31% and 24%, respectively, compared to 1994. These decreases result primarily from limited capital expenditures in 1994 and 1995 that did not allow the Company to replace existing production through acquisitions and drilling. The Company expects this trend to reverse in 1996 as a result of the Saxon and Canadian Forest acquisitions coupled with planned increases in its domestic capital investment program. The average sales price for natural gas in 1995 decreased 7% compared to 1994, exclusive of the effects of the income associated with the resolution of the bankruptcy claim, which increased the average sales price for natural gas by $.13 per Mcf. The average sales price for oil in 1995 increased 7% compared to 1994.

Oil and gas sales increased to $114,541,000 from $102,883,000, or by approximately 11%, in 1994 compared to 1993 due primarily to increased natural gas production from properties acquired throughout 1993 and the effects of the change in method of accounting for oil and gas sales, partially offset by normal production declines. The change in method of accounting increased earnings from operations (oil and gas sales less oil and gas production expenses) by $3,584,000 in 1994. In 1994, natural gas production volumes increased 17% compared to 1993 while oil production volumes were 3% higher.
The increase in revenue attributable to increased production was partially offset by a 13% decrease in the average sales price for oil. The average sales price for natural gas in 1994 did not differ significantly from the 1993 price.

The production volumes and average sales prices for the years ended December 31, 1995, 1994 and 1993 for Forest and its subsidiaries were as follows:

                                                 Years Ended December 31,
                                             ----------------------------------
                                              1995          1994         1993
                                             -------       -------      -------
NATURAL GAS
Production under long-term fixed price
  contracts (MMCF) (1)                         9,414        16,656       19,065
Average contract sales price (per MCF)       $  1.75          1.78         1.65

Production sold on the spot market (MMCF)     23,928        31,392       22,049
Spot sales price received (per MCF)          $  1.79          1.90         2.21
Effects of energy swaps (per MCF) (2)            .17           .06         (.13)
                                             -------        ------       ------
Average spot sales price (per MCF)           $  1.96          1.96         2.08

Total production (MMCF)                       33,342        48,048       41,114
Average sales price (per MCF)                $  1.90          1.90         1.88

LIQUIDS
Oil and condensate:
  Total production (MBBLS)                     1,121         1,482        1,464
  Sales price received (per BBL)             $ 16.36         14.97        16.25
  Effects of energy swaps (per BBL) (2)         (.50)         (.14)         .58
                                             -------        ------       ------
Average sales price (per BBL)                $ 15.86         14.83        16.83

Natural gas liquids:
  Total production (MBBLS)                        52            61           29
  Average sales price (per BBL)              $ 15.81         14.79        24.02

Total liquids production (MBBLS)               1,173         1,543        1,493
Average sales price (per BBL)                $ 15.86         14.83        16.97

- -----------------

(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 16 of Notes to Consolidated Financial Statements.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged volumes were 10,146 MMCF, 12,184 MMCF and 8,057 MMCF for the years ended December 31, 1995, 1994 and 1993, respectively. Hedged oil and condensate volumes were 498,000 BBLS, 370,000 BBLS and 720,000 BBLS for the years ended December 31, 1995,
    1994 and 1993.

Natural gas delivered pursuant to volumetric production payment agreements and other long-term fixed price contracts represented approximately 28% of total production in 1995 versus 35% in 1994 and 46% in 1993.

Miscellaneous net revenue was $181,000 in 1995. Miscellaneous net revenue of $1,406,000 in 1994 included income from the sale of miscellaneous pipeline systems and equipment and the reversal of an accounts receivable reserve, partially offset by a reserve for settlement of a royalty dispute and a payment of deferred maintenance costs of a real estate complex formerly used for general business purposes. Miscellaneous net revenue of $2,265,000 in 1993 included $1,380,000 of interest income on short-term investments and an adjustment to reduce accrued severance taxes based on discussions with the applicable state taxing authorities.

OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased slightly to $22,463,000 in 1995 from $22,384,000 in 1994. On an MCFE basis, production expense increased to $.56 per MCFE in 1995 from $.39 per MCFE in 1994. The increased cost per MCFE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base. The Company expects production expense to decrease in 1996, on a per unit basis, as a result of the Saxon and Canadian Forest acquisitions and increased levels of capital investment. Oil and gas production expense increased 15% to $22,384,000 in 1994 compared to $19,540,000 in 1993 due primarily to increased natural gas production as a result of property acquisitions throughout 1993, partially offset by a decrease in workover expenses and a general decrease in expenses due to the sale of properties. In 1994 and 1993, production expense was approximately $.39 on an MCFE basis.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 19% to $9,081,000 in 1995 compared to $11,166,000 in 1994 due primarily to a reduction in the size of the Company's workforce on March 1, 1995. General and administrative expense decreased 7% to $11,166,000 in 1994 compared to $12,003,000 in 1993. Decreases in salaries, wages and burden from the termination of executives and middle level managers and increases in production operation credits were partially offset by increases in insurance and office and storage rental expenses. The capitalization rate remained relatively constant from 1993 to 1995.

Total overhead costs, including amounts related to exploration and development activities, were $15,857,000 in 1995, $18,719,000 in 1994 and $19,561,000 in
1993. Total overhead costs were approximately 15% lower in 1995 than in 1994. The Company's salaried workforce in the United States was 115 at December 31, 1995 compared to 143 at December 31, 1994. The decreases in total overhead costs and personnel were due primarily to a reduction in the size of the Company's workforce effective March 1, 1995. Excluding the severance and employee relocation costs in 1993, which are described below, total overhead costs were approximately 8% higher in 1994 than in 1993. This increase is primarily due to an increase in storage rentals and higher insurance expense attributable to a larger asset base, partially offset by a decrease in salaries, wages and burden from the termination of executives and middle level managers. Severance and employee relocation costs of approximately $2,300,000 in 1993 resulted from the termination of 10 executives and middle level managers and a loss incurred on the sale of an employee's former residence in accordance with the Company's relocation policy. The following table summarizes the total overhead costs incurred during the periods:

                                               Years Ended December 31,
                                              ---------------------------
                                               1995      1994      1993
                                              -------   -------   -------
                                                     (In Thousands)
  Overhead costs capitalized                  $ 6,776     7,553     7,558
  General and administrative costs expensed     9,081    11,166    12,003
                                              -------   -------   -------
      Total overhead costs                    $15,857    18,719    19,561(1)
                                              -------   -------   -------
                                              -------   -------   -------

(1) Includes approximately $2,300,000 of severance and employee relocation costs.

INTEREST EXPENSE. Interest expense of $25,323,000 in 1995 decreased $1,450,000 or 5% compared to 1994 due primarily to lower effective interest rates related to the nonrecourse secured loan and the dollar denominated production payment. Interest expense of $26,773,000 in 1994 increased $3,044,000 or 13% compared to 1993 due to higher loan balances as a result of borrowings for capital expenditures.

DEPRECIATION AND DEPLETION EXPENSE. Depreciation and depletion expense decreased 33% to $43,592,000 in 1995 from $65,468,000 in 1994 due to the decrease in production, as well as a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.06 per MCFE for U.S. production in 1995 compared to $1.13 for U.S. production in 1994 due to writedowns of the Company's oil and gas properties taken in the third and fourth quarters of 1994. Depreciation and depletion expense increased 8% to $65,468,000 in 1994 from $60,581,000 in 1993 due to increased production in the 1994 period as a result of property acquisitions. The depletion rate was $1.19 for U.S. production in 1993. At December 31, 1995, the Company had undeveloped properties with a cost basis of approximately $28,380,000 which were excluded from depletion compared to $30,441,000 at December 31, 1994 and $41,216,000 at December 31, 1993. The decrease from 1993 to 1994 and 1995 is attributable to exploration and development work, as well as lease expirations and property sales.

IMPAIRMENT OF OIL AND GAS PROPERTIES. The Company was not required to record a writedown of the carrying value of its oil and gas properties in 1995 or 1993. The Company recorded a writedown of its oil and gas properties of $58,000,000 in 1994 due primarily to a decrease in spot market prices for natural gas.

Additional writedowns of the full cost pool may be required if prices decrease, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

The average Gulf Coast spot price received by the Company for natural gas increased from $2.31 per MCF at December 31, 1995 to $2.83 per MCF at March 1, 1996. The West Texas Intermediate price for crude oil was $17.50 per barrel at both December 31, 1995 and March 1, 1996.

ACCOUNTING POLICIES. The Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method effective January 1, 1994. Under the sales method previously used by the Company, all proceeds from production credited to the Company were recorded as revenue until such time as the Company had produced its share of related reserves. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. Under the entitlements method, the Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. The Company believes that the entitlements method is preferable because it allows for recognition of revenue based on the Company's actual share of jointly owned production and provides a better matching of revenue and related expenses. The cumulative effect of the change for the periods through December 31, 1993, was a charge of $13,990,000. The effect of this change on 1994 was an increase in earnings from operations of $3,584,000 and an increase in production volumes of 1,555,000 MCF. There were no related income tax effects in 1994.

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (SFAS No. 106) required the Company to accrue expected costs of providing postretirement benefits to employees and the employees' beneficiaries and covered dependents. The Company adopted the provisions of SFAS No. 106 in the first quarter of 1993. The estimated accumulated postretirement benefit obligation as of January 1, 1993 was approximately $4,822,000. This amount, reduced by applicable income tax benefits, was charged to operations in the first quarter of 1993 as the cumulative effect of a change in accounting principle. The annual net postretirement benefit cost (included in total overhead costs) was approximately $504,000 for 1995, $510,000 for 1994 and $483,000 for 1993.

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109), required the Company to adopt the liability method of accounting for income taxes. The Company adopted such method on a prospective basis as of January 1, 1993. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 resulted in a reduction of the net amount of deferred income taxes recorded as of December 31, 1992 of approximately $2,060,000. This amount was credited to operations in the first quarter of 1993 as the cumulative effect of a change in accounting principle.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Oil and gas properties accounted for under the full cost method of accounting are excluded from the scope of SFAS No. 121, but will continue to be subject to the ceiling test limitation. SFAS No. 121 requires that impairment losses be recorded on other long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 effective January 1, 1996. The effect of such adoption is not expected to be material.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123) was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by SFAS No. 123 in the notes to future financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During 1995, the Company took various steps and committed to various actions to improve its liquidity and capital resources. In early 1995, in response to market conditions, the Company reduced its general and administrative expenditures through a workforce reduction effective March 1, 1995. As a result, total overhead for 1995 decreased by approximately $2,862,000 compared to 1994 or by approximately 15%. In addition, the Company reduced its budgeted capital expenditures during the first six months of 1995 to those required to maintain its producing oil and gas properties as well as certain essential development, drilling and other activities.

In July 1995, the Company received $45,000,000 of equity capital from Anschutz and restructured the JEDI loan. As a result, the Company was able to resume its capital expenditure program and to increase its levels of capital spending during the last six months of 1995.

The Company completed two acquisitions of Canadian oil and gas companies, Saxon in December 1995 and Canadian Forest in January 1996. For a description of these transactions, see Item 1. Business "Operating Strategy."
 The Saxon acquisition was financed using Forest Common Stock, cash and the transfer to Saxon of shares of preferred stock of Archean Energy Ltd. The Canadian Forest acquisition was financed through a public offering of common stock and borrowings under the Company's Credit Facility.

The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing. On January 31, 1996, the Company issued 13,200,000 shares of Common Stock for $11.00 per share in a public offering. Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 were sold by Forest. The net proceeds to Forest from the issuance of the shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees and were used, along with an additional approximately $8,300,000 drawn from the Company's Credit Facility, to complete the purchase of Canadian Forest.

The pro forma effect of the acquisitions and the public offering was to increase total assets to $517,990,000 compared to $321,043,000 at December 31, 1995; to increase shareholders' equity to $180,241,000 compared to $44,297,000 at December 31, 1995; and to reduce the Company's debt-to-capitalization ratio to 53% compared to 98% at December 31, 1994.

As a result of the above, Forest's financial position and liquidity have improved considerably. The Company expects to be able to meet its 1996 capital expenditure financing requirements using cash flows generated by operations and borrowings under existing lines of credit. However, there can be no assurance that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings or the issuance of debt instruments, the sale of production payments or other nonrecourse financing, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic properties, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company.

CASH FLOW. Historically, one of the Company's primary sources of capital has been funds provided by operations. During 1995, the Company's operating cash flows and working capital were adversely affected by a significant decline in production.

The following summary table reflects comparative cash flows for the Company for the periods ended December 31, 1995, 1994 and 1993. Funds provided by operations consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items, proceeds from volumetric production payments and amortization of deferred revenue. This information is being presented in accordance with industry practice and is not intended to be a substitute for cash provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.

                                                         Years Ended December 31,
                                                      -------------------------------
                                                        1995        1994       1993
                                                      --------    --------   --------
                                                               (In Thousands)
Funds provided by operations                          $ 28,899      60,987     52,667
Net cash provided (used) by operating activities        (3,062)     42,546     41,722
Net cash used by investing activities                  (17,219)    (32,307)  (170,134)
Net cash provided (used) by financing activities        20,698     (14,231)    71,886

Lower production volumes coupled with decreased prices for natural gas resulted in a 53% decrease in funds provided by operations to $28,899,000 in 1995 from $60,987,000 in 1994. The Company experienced a net use of cash for operating activities of $3,062,000 in 1995 compared to $42,546,000 of net cash provided by operating activities in the corresponding prior year, also attributable to the lower production volumes and decreased prices. The Company used $17,219,000 for investing activities in 1995 compared to $32,307,000 in the prior year due to lower direct capital expenditures, offset in part by lower proceeds from property sales. Cash provided by financing activities of $20,698,000 in 1995 included the net proceeds from the issuance of stock and warrants to Anschutz, partially offset by repayments of the Company's Credit Facility and a decrease in other liabilities. In 1994, the Company used cash for financing activities of $14,231,000, primarily consisting of the redemption of subordinated debentures and a decrease in other liabilities, offset by borrowings under the Company's Credit Facility.

HEDGING PROGRAM. In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At December 31, 1995, the Company had natural gas swaps and collars (including those of Saxon) for an aggregate of approximately 35.0 BBTU (billion British Thermal Units) per day of natural gas during 1996 at fixed prices and floors ranging from $1.03 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.48 PER MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 27.4 BBTU per day of natural gas during 1997 at fixed prices and floors ranging from $1.03 (AECO "C" basis) to $2.54 (NYMEX basis) per MMBTU. At December 31, 1995 the Company had oil swaps for an aggregate of 927 barrels per day of oil during 1996 at fixed prices ranging from $16.70 to $17.90 (NYMEX basis). The Company currently has no material oil swaps in place for 1997. For further information on the Company's outstanding energy swaps, see Note 13 of Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the past three years, were as follows:

                                               Years Ended December 31,
                                           ---------------------------------
                                            1995         1994         1993
                                           -------      -------      -------
                                                     (In Thousands)
  Property acquisition costs (1):
    Proved properties                      $26,487        9,553      121,882
    Undeveloped properties                     320          209       23,034
                                           -------       ------      -------
                                            26,807        9,762      144,916

  Exploration costs:
    Direct costs                            11,528       15,229        4,923
    Overhead capitalized                     1,211          464          510
                                           -------       ------      -------
                                            12,739       15,693        5,433

  Development costs:
    Direct costs                             7,633       10,000       13,424
    Overhead capitalized                     5,565        7,089        7,048
                                           -------       ------      -------
                                            13,198       17,089       20,472
                                           -------       ------      -------
                                           $52,744       42,544      170,821
                                           -------       ------      -------
                                           -------       ------      -------

(1) 1995 amounts consist primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Saxon.

In 1995, the Company's property acquisition expenditures of $26,807,000 resulted in proved reserve additions of an estimated 17.6 BCF of natural gas and 4,397,000 barrels of oil, as measured at the closing dates of the acquisitions for financial accounting purposes. In 1994, the Company's property acquisition expenditures of $9,762,000 resulted in proved reserve additions of an estimated 8.2 BCF of natural gas and 17,000 barrels of oil, as measured at the closing dates of the acquisitions for financial accounting purposes. In 1993, the Company's property acquisition expenditures of $144,916,000 resulted in proved reserve additions of an estimated 94.7 BCF of natural gas and 1.7 million barrels of oil, as measured at the closing dates, as well as eight exploitation prospects and three exploratory offshore blocks.

The Company's 1996 budgeted expenditures for exploration and development are approximately $20,500,000 and $41,500,000, respectively, including capitalized overhead of $7,500,000.

During 1996, the Company intends to continue a strategy of acquiring reserves that meet its investment criteria; however, no assurance can be given that the Company can locate or finance any property acquisitions. If adequate sources of capital are not available to the Company in 1996, the amount invested in exploration, development and reserve acquisitions will be required to be reduced significantly.

BANK CREDIT FACILITIES. The Company has a secured credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Under the Credit Facility as amended, the Company may borrow up to $40,000,000 for working capital and/or general corporate purposes. The borrowing base is subject to formal redeterminations semi-annually, but may be changed at the banks' discretion at any time.

The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries. The maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At December 31, 1995 the outstanding balance under this facility was $23,800,000. The Company has also used the facility for a $1,500,000 letter of credit.

On February 8, 1996 a newly-formed Canadian subsidiary of Forest entered into a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The initial borrowing base under the Canadian Credit Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The Canadian Credit Facility has a three-year term and is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

In addition to the credit facilities described above, Saxon has a demand revolving operating loan and a demand revolving production loan with borrowing bases of $2,000,000 CDN and $20,000,000 CDN, respectively. The loans are subject to semi-annual review and have demand features; however, repayments are not required provided that borrowings are not in excess of the
borrowing base and Saxon complies with other existing covenants.    At
December 31, 1995 there were outstanding borrowings of $929,000 CDN and $14,000,000 CDN under the operating loan and the production loan, respectively. Saxon also had an outstanding bridge loan at this date which was repaid in full using the proceeds of the sale of the Forest Common Stock held by Saxon.

At February 29, 1996, the amount outstanding under the Credit Facility was $8,300,000, the amount outstanding under the Canadian Credit Facility was $44,680,000 CDN, and the amounts outstanding under the Saxon operating loan and production loan were $1,267,000 CDN and $7,000,000 CDN, respectively. Management believes the Company and Saxon will have adequate sources of short-term liquidity to meet working capital needs, fund capital expenditures at budgeted levels, and meet current debt service obligations.

OTHER FINANCING. Under the terms of volumetric production payments, the Company is required to deliver the scheduled volumes from the subject properties or to make a cash payment for volumes produced but not delivered, in combination not to exceed a specified percentage of monthly production. If production levels are not sufficient to meet scheduled delivery commitments, the Company must account for and make up such shortages, at market-based prices, from future production. Amounts received for volumetric production payments are recorded as deferred revenue, which is amortized as sales are recorded based upon the scheduled deliveries under the production payment agreements. As of December 31, 1995, the volumes remaining to be delivered were approximately 8.0 BCF of natural gas and 87,000 barrels of oil, and the related deferred revenue was $15,137,000.

Under the terms of a nonrecourse secured loan from JEDI, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties. The outstanding loan balance as of December 31, 1995 was $40,322,000. Properties to which approximately 19% of the Company's estimated proved reserves are attributable, on an MCFE equivalent basis, are dedicated to repayment of the nonrecourse secured loan.

Under the terms of a production payment obligation, the Company must make a monthly cash payment based on net proceeds from the subject properties. This obligation has been recorded at a discount to reflect a market rate of interest. At December 31, 1995 the remaining principal amount was $20,701,000 and the recorded liability was $16,218,000. Properties to which approximately 6% of the Company's estimated proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

For further information on the Company's volumetric production payments, nonrecourse secured loan, and production payment obligation, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

ANSCHUTZ AND JEDI TRANSACTIONS. During 1995, following receipt of shareholder approval, the Company consummated transactions with Anschutz and with JEDI.

Pursuant to a purchase agreement between the Company and Anschutz, Anschutz purchased 3,760,000 shares of the Company's Common Stock and shares of a new series of preferred stock that are convertible into 1,240,000 additional shares of Common Stock for a total consideration of $45,000,000. In addition, Anschutz received the A Warrant, which entitles it to purchase 3,888,888 shares of the Company's Common Stock for $10.50 per share. The A Warrant expires on July 27, 1998. Anschutz also received from JEDI an option to purchase from JEDI up to 2,250,000 shares of Common Stock that JEDI had the right to acquire from the Company upon exercise of the B Warrant referred to below (the Anschutz Option). The Anschutz Option expires on July 27, 1998.

On July 27, 1995, Forest and JEDI restructured JEDI's existing loan which had a principal balance of approximately $62,368,000 before unamortized discount of $4,984,000. As a part of the restructuring, the existing JEDI loan balance was divided into two tranches: a $40,000,000 tranche, which bears interest at the rate of 12.5% per annum and is due and payable in full on December 31, 2000; and an approximately $22,400,000 tranche, which did not bear interest and was due and payable in full on December 31, 2002. In consideration, JEDI received the B Warrant, which entitled it to purchase 2,250,000 shares of the Company's Common Stock for $10.00 per share. JEDI also granted the Anschutz Option to Anschutz, pursuant to which Anschutz was entitled to purchase from JEDI up to 2,250,000 shares at a purchase price per share equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or (b) $15.50. JEDI was to satisfy its obligations under the Anschutz Option by exercising the B Warrant.

As a result of the loan restructuring and the issuance of the B Warrant, the Company reduced the recorded amount of the related liability to approximately $45,493,000 and annual interest expense by approximately $2,000,000. The Company also agreed to use the proceeds from the exercise of the A Warrant to pay principal and interest on the $40,000,000 tranche of the JEDI loan.

In December 1995, JEDI entered into an agreement to exchange the $22,400,000 tranche and the B Warrant for 1,680,000 shares of Common Stock (the JEDI Exchange). As a result of the JEDI Exchange, the Company expects that non-cash interest expense will be reduced by an additional $1,500,000 per year. The JEDI Exchange also provided for other changes to the JEDI loan agreement that will have the effect of increasing the Company's flexibility with respect to the development of the properties securing the JEDI indebtedness.

Pursuant to the JEDI Exchange, the Company assumed JEDI's obligations under the Anschutz Option. Under the Anschutz Option, the Company is now obligated to issue shares directly to Anschutz that previously would have been issued to JEDI pursuant to the B Warrant. Upon the exercise of the Anschutz Option, instead of the B Warrant price of $10.00 per share, the Company will receive an amount equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or (b) $15.50. The Company is permitted to use proceeds from the exercise of the Anschutz Option for any corporate purpose. For further information on the Anschutz and JEDI transactions, see
Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item begins on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Forest Oil Corporation:

We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method effective January 1, 1994. As discussed in Notes 7 and 10 of Notes to Consolidated Financial Statements, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993.



                                        KPMG PEAT MARWICK LLP

Denver, Colorado
February 20, 1996

FOREST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                               PRO FORMA
                                                             1995 (NOTE 2)              DECEMBER 31,
                                                              (Unaudited)          1995          1994
                                                             -------------       -------       -------
                                                                             (In Thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  3,287            3,287         2,869
    Accounts receivable                                          35,763           17,395        20,418
    Other current assets                                          4,612            2,557         2,231
                                                               --------          -------       -------
       Total current assets                                      43,662           23,239        25,518

Net property and equipment, at cost (Note 5)                   429,584          277,599       276,609

Investment in affiliate (Note 4)                                11,301           11,301        11,652

Other assets                                                     33,443            8,904        11,053
                                                               --------          -------       -------
                                                               $517,990          321,043       324,832
                                                               --------          -------       -------
                                                               --------          -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                             $  2,055            2,055         4,445
    Current portion of long-term debt (Note 5)                    2,263            2,263         1,636
    Current portion of gas balancing liability                    4,700            4,700         5,735
    Accounts payable                                             37,561           17,456        26,557
    Accrued interest                                              4,219            4,029         4,318
    Other current liabilities                                     1,917            1,917         4,927
                                                               --------          -------       -------
           Total current liabilities                             52,715           32,420        47,618

Commitments and contingencies (Notes 10, 12 and 13)

Long-term debt (Notes 3 and 5)                                  192,848          193,879       207,054
Gas balancing liability                                           3,841            3,841         8,525
Other liabilities                                                25,824           23,298        19,641
Deferred revenue (Note 6)                                        15,137           15,137        35,908
Deferred income taxes                                            38,502               --            --

Minority interest (Note 2)                                        8,882            8,171            --

Shareholders' equity (Notes 2, 3, 5, 8 and 9):
    Preferred stock                                              24,359           24,359        15,845
    Common stock                                                  2,280            1,066           566
    Capital surplus                                             366,431          241,241       192,337
    Common shares to be issued in debt restructuring              6,073            6,073            --
    Accumulated deficit                                        (217,495)        (217,495)     (199,499)
    Foreign currency translation                                 (1,407)          (1,407)       (1,337)
    Treasury stock, at cost                                          --           (9,540)       (1,826)
                                                               --------          -------       -------
           Total shareholders' equity                           180,241           44,297         6,086
                                                               --------          -------       -------
                                                               $517,990          321,043       324,832
                                                               --------          -------       -------
                                                               --------          -------       -------


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                     1995          1994            1993
                                                                                   --------      --------        ---------
                                                                                   (In Thousands Except Per Share Amounts)
Revenue:
     Oil and gas sales:
        Gas                                                                        $ 63,347        91,309           77,249
        Oil and condensate                                                           18,602        22,874           25,341
        Products and other                                                              326           358              293
                                                                                   --------       -------         --------
                                                                                     82,275       114,541          102,883
     Miscellaneous, net                                                                 181         1,406            2,265
                                                                                   --------       -------         --------
        Total revenue                                                                82,456       115,947          105,148

Expenses:
     Oil and gas production                                                          22,463        22,384           19,540
     General and administrative                                                       9,081        11,166           12,003
     Interest                                                                        25,323        26,773           23,729
     Depreciation and depletion                                                      43,592        65,468           60,581
     Provision for impairment of oil and gas properties                                  --        58,000               --
                                                                                   --------       -------         --------
        Total expenses                                                              100,459       183,791          115,853
                                                                                   --------       -------         --------

Loss before income taxes, cumulative effects of changes in
     accounting principles and extraordinary item                                   (18,003)      (67,844)         (10,705)

Income tax expense (benefit) (Note 7):
     Current                                                                             (7)            9              254
     Deferred                                                                            --            --           (1,604)
                                                                                   --------       -------         --------
                                                                                         (7)            9           (1,350)
                                                                                   --------       -------         --------
Loss before cumulative effects of changes in
     accounting principles and extraordinary item                                   (17,996)      (67,853)          (9,355)

Cumulative effects of changes in accounting principles:
     Oil and gas sales (Note 1)                                                          --       (13,990)              --
     Postretirement benefits, net of income tax benefit of $1,639,000 (Note 10)          --            --           (3,183)
     Income taxes (Note 7)                                                               --            --            2,060
                                                                                   --------       -------         --------
                                                                                         --       (13,990)          (1,123)
                                                                                   --------       -------         --------
Loss before extraordinary item                                                      (17,996)      (81,843)         (10,478)

Extraordinary item - loss on extinguishment of debt, net of income tax
     benefit of $4,652,000 (Note 5)                                                      --            --          (10,735)
                                                                                   --------       -------         --------
Net loss                                                                           $(17,996)      (81,843)         (21,213)
                                                                                   --------       -------         --------
                                                                                   --------       -------         --------
Weighted average number of common shares outstanding                                  7,360         5,619            4,399
                                                                                   --------       -------         --------
                                                                                   --------       -------         --------
Net loss attributable to common stock                                              $(20,156)      (84,004)         (23,463)
                                                                                   --------       -------         --------
                                                                                   --------       -------         --------

Pro forma amounts assuming the change in accounting for
   oil and gas sales is applied retroactively:
     Loss before cumulative effects of changes in
       accounting principles and extraordinary item                                                               $ (3,962)
                                                                                                                  --------
                                                                                                                  --------
     Net loss                                                                                                     $(15,820)
                                                                                                                  --------
                                                                                                                  --------


(continued on following page)


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                     1995          1994            1993
                                                                                   --------      --------        ---------
                                                                                   (In Thousands Except Per Share Amounts)
Primary and fully diluted loss per common share:
     Loss before cumulative effects of changes in accounting
        principles and extraordinary item                                          $  (2.74)       (12.46)           (2.64)
     Cumulative effects of changes in accounting principles                              --         (2.49)            (.26)
                                                                                   --------       -------         --------
     Loss before extraordinary item                                                   (2.74)       (14.95)           (2.90)

     Extraordinary item -  loss on extinguishment of debt                                --            --            (2.44)
                                                                                   --------       -------         --------
     Net loss attributable to common stock                                         $  (2.74)       (14.95)           (5.34)
                                                                                   --------       -------         --------
                                                                                   --------       -------         --------

Pro forma amounts assuming the change in accounting for oil and gas sales is applied retroactively:
     Primary and fully diluted loss per common share:
        Loss before cumulative effects of changes in
          accounting principles and extraordinary item                                                            $  (1.41)
                                                                                                                  --------
                                                                                                                  --------
        Net loss attributable to common stock                                                                     $  (4.11)
                                                                                                                  --------
                                                                                                                  --------


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              COMMON
                                                       COMMON                SHARES TO BE
                                                      STOCK AND                ISSUED        ACCUMU-      FOREIGN
                                          PREFERRED    CLASS B    CAPITAL      IN DEBT        LATED       CURRENCY    TREASURY
                                            STOCK       STOCK     SURPLUS   RESTRUCTURING    DEFICIT    TRANSLATION    STOCK
                                          ---------   ---------   -------   -------------   ---------   -----------   --------
                                                                                (In Thousands)
Balance December 31, 1992                 $ 17,214       300      146,592          --        (96,443)       (427)      (7,355)
    Net loss                                              --           --          --        (21,213)          --          --
    Issuance of common stock,
      net of offering costs (Note 9)            --       222       51,284          --             --          --           --
    $.75 Convertible Preferred Stock
      dividends paid in common
      stock (Note 8)                            --        13          (13)         --             --          --           --
    Conversion of $.75 Convertible
      Preferred Stock to common stock
      (Note 8)                              (1,369)       17        1,352          --             --          --           --
    Reclassification of Class B to
      common stock (Note 9)                     --         7           (7)         --             --          --           --
    Exercise of employee stock options
      (Note 9)                                  --         3          393          --             --          --           --
    Common stock issued and treasury
      stock contributed to the
      Retirement Savings Plan and
      other (Note 10)                           --         3         (586)         --             --          --        1,565
    Unfunded pension liability (Note 10)        --        --       (3,038)         --             --          --           --
    Foreign currency translation                --        --           --          --             --        (358)          --
                                          --------     -----      -------       -----       --------     -------       ------
Balance December 31, 1993                   15,845       565      195,977          --       (117,656)       (785)      (5,790)
    Net loss                                    --        --           --          --        (81,843)         --           --
    Exercise of employee stock
      options (Note 9)                          --         1          104          --             --          --           --
    $.75 Convertible Preferred Stock
      dividends paid in cash (Note 8)           --        --       (2,161)         --             --          --           --
    Treasury stock contributed to the
      Retirement Savings Plan and other
      (Note 10)                                 --        --       (1,583)         --             --          --        3,964
    Foreign currency translation                --        --           --          --             --        (552)          --
                                          --------     -----      -------       -----       --------     -------       ------
Balance December 31, 1994                   15,845       566      192,337          --       (199,499)     (1,337)      (1,826)
    Net loss                                    --        --           --          --        (17,996)         --           --
    Issuance of common stock, net of
      offering costs (Notes 3 and 9)            --       376       23,856          --             --          --           --
    Issuance of Second Series
      Convertible Preferred Stock
      (Notes 3 and 8)                        8,518        --           --          --             --          --           --
    Issuance of warrants (Notes 3
      and 9)                                    --        --       20,427          --             --          --           --
    Common stock issued in
      acquisition (Notes 2 and 9)               --       106        9,434          --             --          --       (9,540)
    Common stock issued and treasury
      stock contributed to the
      Retirement Savings Plan
      (Note 10)                                 --         2       (1,425)         --             --          --        1,826
    $.75 Convertible Preferred Stock
      dividends paid in cash (Note 8)           --        --         (540)         --             --          --           --
    $.75 Convertible Preferred Stock
      dividends paid in common stock
      (Note 8)                                  --        16          (16)         --             --          --           --
    Conversion of $.75 Convertible
      Preferred Stock to common stock
      (Note 8)                                  (4)       --            4          --             --          --           --
    Common shares to be issued in debt
      restructuring (Note 3)                    --        --           --       6,073             --          --           --
    Unfunded pension liability (Note 10)        --        --       (2,836)         --             --          --           --
    Foreign currency translation                --        --           --          --             --         (70)          --
                                          --------     -----      -------       -----       --------     -------       ------
Balance December 31, 1995                 $ 24,359     1,066      241,241       6,073       (217,495)     (1,407)      (9,540)
                                          --------     -----      -------       -----       --------     -------       ------
                                          --------     -----      -------       -----       --------     -------       ------


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       1995         1994        1993
                                                                                     --------     -------     --------
                                                                                               (In Thousands)
Cash flows from operating activities:
    Loss before cumulative effects of changes in
      accounting principles and extraordinary item                                   $(17,996)    (67,853)      (9,355)
    Adjustments to reconcile loss before cumulative effects of changes in accounting principles and extraordinary item
      to net cash provided (used) by operating activities:
         Depreciation and depletion                                                    43,592      65,468       60,581
         Provision for impairment of oil and gas properties                                --      58,000           --
         Deferred Federal income tax benefit                                               --          --       (1,604)
         Other, net                                                                     3,303       5,372        3,045
         Decrease in accounts receivable                                                4,285       4,839        2,264
         (Increase) decrease in other current assets                                     (152)      1,078          375
         Increase (decrease) in accounts payable                                      (11,458)      4,021      (12,668)
         Increase (decrease) in accrued interest and other
           current liabilities                                                         (3,865)      2,941       (1,078)
         Proceeds from volumetric production payments                                      --       4,353       40,468
         Amortization of deferred revenue                                             (20,771)    (35,673)     (40,306)
                                                                                     --------     -------     --------
              Net cash provided (used) by operating activities                         (3,062)     42,546       41,722

Cash flows from investing activities:
    Capital expenditures for property and equipment                                   (27,098)    (42,780)    (171,166)
    Cash paid for acquisition of subsidiary                                            (1,121)         --           --
    Proceeds of sales of property and equipment, net                                    8,715      12,941        2,997
    Decrease (increase) in other assets, net                                            2,285      (2,468)      (1,965)
                                                                                     --------     -------     --------
              Net cash used by investing activities                                   (17,219)    (32,307)    (170,134)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                      82,600      31,500       25,000
    Repayments of bank borrowings                                                     (91,800)    (23,500)          --
    Proceeds from nonrecourse secured loan                                                 --       1,400       57,400
    Repayments of nonrecourse secured loan                                             (1,143)         --           --
    Repayments of production payment obligation                                        (2,316)     (2,771)      (5,980)
    Issuance of senior subordinated notes, net of offering costs                           --          --       95,827
    Redemptions and repurchases of subordinated debentures and secured notes               --      (7,171)    (148,918)
    Proceeds from capital stock and warrants issued, net of issuance costs             41,060          --       51,506
    Payment of preferred stock dividends                                                 (540)     (2,161)          --
    Debt issuance costs                                                                  (491)       (772)      (1,336)
    Increase (decrease) in cash overdraft                                              (2,390)        551       (1,347)
    Decrease in other liabilities, net                                                 (4,282)    (11,307)        (266)
                                                                                     --------     -------     --------
              Net cash provided (used) by financing activities                         20,698     (14,231)      71,886

Effect of exchange rate changes on cash                                                     1         (88)         (12)
                                                                                     --------     -------     --------
Net increase (decrease) in cash and cash equivalents                                      418      (4,080)     (56,538)

Cash and cash equivalents at beginning of year                                          2,869       6,949       63,487
                                                                                     --------     -------     --------

Cash and cash equivalents at end of year                                             $  3,287       2,869        6,949
                                                                                     --------     -------     --------
                                                                                     --------     -------     --------

Cash paid during the year for:
    Interest                                                                         $ 22,138      23,989       23,123
                                                                                     --------     -------     --------
                                                                                     --------     -------     --------

    Income taxes                                                                     $     --           9          452
                                                                                     --------     -------     --------
                                                                                     --------     -------     --------


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- -------------------------------------------------------------------------------

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - Forest Oil Corporation is engaged in the acquisition, exploration, development, production and marketing of natural gas and crude oil in North America. The Company was incorporated in New York in 1924, the successor to a company formed in 1916, and has been publicly held since 1969. The Company is active in several of the major exploration and producing areas in and offshore the United States and, following two recent acquisitions, in Canada.

The consolidated financial statements include the accounts of Forest Oil Corporation and its subsidiaries (Forest or the Company). Significant intercompany balances and transactions are eliminated. In the course of preparing the consolidated financial statements, management makes various assumptions and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts estimated.

Unless otherwise indicated, all share amounts, share prices and per share amounts have been adjusted to give effect to a 5-to-1 reverse stock split that was effective on January 8, 1996.

CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all debt instruments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - The Company uses the full cost method of accounting for oil and gas properties. During 1995, 1994 and 1993, the Company's oil and gas operations were conducted in the United States. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs are depleted using the units of production method. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion. Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. As of December 31, 1995, 1994 and 1993, there were undeveloped property costs of $28,380,000, $30,441,000 and $41,216,000, respectively, in the United States which were not being depleted. Of the undeveloped costs not being depleted at December 31, 1995, approximately 20% were incurred in 1995, 4% in 1994, 71% in 1993 and 5% in 1992.

Depletion per unit of production was determined based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. Depletion per unit of production (MCFE) for the years ended December 31, 1995, 1994 and 1993 was $1.06, $1.13 and $1.19,
respectively.

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of
(1) the present value of future net revenue from estimated production of proved oil and gas reserves; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. As a result of this limitation on capitalized costs, the accompanying financial statements include a provision for impairment of oil and gas property costs of $58,000,000 in 1994. There was no impairment of oil and gas property costs in 1995 or 1993.

Gain or loss is recognized only on the sale of oil and gas properties involving significant reserves.

Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
- -------------------------------------------------------------------------------

Net property and equipment consists of the following:


                                        1995             1994
                                        ----             ----
                                            (In Thousands)

Oil and gas properties               $1,216,027        1,171,887
Buildings, transportation and
    other equipment                      10,502           12,649
                                     ----------        ---------
                                      1,226,529        1,184,536

Less accumulated depreciation,
    depletion and valuation
    allowance                           948,930          907,927
                                     ----------        ---------
                                     $  277,599          276,609
                                     ----------        ---------
                                     ----------        ---------


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

The cumulative effect of the change for the periods through December 31, 1993 was a charge of $13,990,000. The effect of this change on 1994 was an increase in earnings from operations of $3,584,000 and an increase in production volumes of 1,555,000 MCF. There were no related income tax effects in 1994. The pro forma amounts shown on the consolidated statements of operations have been adjusted for the effect of the retroactive application of the change, including the related income tax effects.

As of December 31, 1995 the Company had produced approximately 5 BCF more than its entitled share of production. The estimated value of this imbalance of approximately $8,541,000 is included in the accompanying consolidated balance sheet as a short-term liability of $4,700,000 and a long-term liability of $3,841,000.

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

INCOME TAXES - The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective January 1, 1993 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. Previously, the Company the tax effects of

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
- -------------------------------------------------------------------------------

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

EARNINGS (LOSS) PER SHARE - Primary earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares and common share equivalents outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividend requirements of $2,160,000 in 1995, $2,161,000 in 1994 and $2,250,000 in 1993.
Common share equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method.

Fully diluted earnings (loss) per share is computed assuming, in addition to the above, (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (iii) any additional dilutive effect of stock options and warrants. The effects of these assumptions were anti-dilutive in 1995, 1994 and 1993.

RECLASSIFICATIONS - Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 financial statement presentation.

(2)     ACQUISITIONS:
- -------------------------------------------------------------------------------

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

The Company's results of operations include the effects of the first ARCO acquisition since May 1, 1993, the offshore properties and the second ARCO acquisition since December 1, 1993 and the south Texas properties since January 1, 1994.

During 1994, the Company completed acquisitions totaling $9,762,000, including additional interests in properties acquired in 1993. In order to finance one of the acquisitions, the Company sold a volumetric production payment for approximately $4,353,000 (net of fees).

During 1995, the Company completed acquisitions totaling $26,807,000. The most significant of these was the purchase on December 20, 1995 of a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $26,000,000. In the transaction, Forest received from Saxon 32,000,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy, Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN.

The Forest common shares held by Saxon were recorded as treasury stock on Forest's consolidated balance sheet at December 31, 1995. In January 1996, Saxon sold these shares in a public offering of Forest common stock and used the proceeds to reduce its bank debt.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(2)     ACQUISITIONS (CONTINUED):
- -------------------------------------------------------------------------------

Saxon is a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. Saxon had estimated proved reserves at December 31, 1995 of 16.2 BCF of natural gas and
4.3 million barrels of oil.

The consolidated balance sheet of Forest includes the accounts of Saxon at December 31, 1995. The Company has not recorded any production or results of operations of Saxon for the period from December 20 to December 31, 1995 as the results of operations for such period are not significant.

On January 31, 1996 the Company completed the acquisition of ATCOR Resources Ltd. of Calgary, Alberta for approximately $134,900,000, exclusive of acquisition costs of approximately $1,800,000. The purchase was funded by the net proceeds of a common stock offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). Canadian Forest's principal reserves and producing properties are located in Alberta and British Columbia. At December 31, 1995 Canadian Forest had estimated proved reserves of 92.0 BCF of natural gas and 10.2 million barrels of oil.

As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business which was renamed Producers Marketing Ltd. (ProMark).

The pro forma consolidated balance sheet at December 31, 1995 gives effect to the public offering of common stock and the Canadian Forest acquisition as if both had occurred on that date. The following pro forma consolidated statement of operations information assumes that the common stock offering and the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995:


                                         Pro Forma Year Ended
                                           December 31, 1995
                                         --------------------
                                         (In Thousands Except
                                           Per Share Amounts)
          Revenue:
             Oil and gas sales                 $  129,778
             Marketing and processing             139,815
             Miscellaneous, net                       188
                                               ----------
                Total revenue                  $  269,781
                                               ----------
                                               ----------

          Loss before income taxes,
           cumulative effect of changes in
           accounting principles and
           extraordinary item                  $   (7,768)
                                               ----------
                                               ----------


          Net loss                             $  (14,117)
                                               ----------
                                               ----------
          Primary and fully diluted
           loss per share                      $     (.73)
                                               ----------
                                               ----------



(3)     ANSCHUTZ AND JEDI TRANSACTIONS:
- -------------------------------------------------------------------------------

During 1995, following receipt of shareholder approval, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp (Enron).

Pursuant to a purchase agreement between the Company and Anschutz, Anschutz purchased 3,760,000 shares of the Company's common stock and 620,000 shares of a new series of preferred stock that are convertible into 1,240,000 additional shares of common

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(3)     ANSCHUTZ AND JEDI TRANSACTIONS (CONTINUED):
- -------------------------------------------------------------------------------

stock for a total consideration of $45,000,000. The preferred stock has a liquidation preference of $18.00 per share and receives dividends ratably with the common stock. In addition, Anschutz received a warrant that entitles it to purchase 3,888,888 shares of the Company's common stock for $10.50 per share (the A Warrant). The A Warrant expires July 27, 1998.

The Anschutz investment was made in two closings. At the first closing, which occurred on May 19, 1995, Anschutz loaned the Company $9,900,000. The loan carried interest at 8% per annum. The loan was nonrecourse to the Company and was secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd., and a cash collateral account with an initial balance of $2,000,000. At the second closing, which occurred in July 1995, Anschutz converted the loan into 1,100,000 shares of common stock and purchased an additional 2,660,000 shares of common stock, the convertible preferred stock and the A Warrant for $35,100,000. At the second closing, Anschutz also received from JEDI an option to purchase from JEDI up to 2,250,000 shares of common stock that JEDI had the right to acquire from the Company upon exercise of the B Warrant referred to below (the Anschutz Option). The Anschutz Option terminates on July 27, 1998. The Company has entered into a shareholders agreement with Anschutz pursuant to which Anschutz agreed to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing.

At the second closing on July 27, 1995, Forest and JEDI restructured JEDI's existing loan which had a principal balance of approximately $62,368,000 before unamortized discount of $4,984,000. As a part of the restructuring, the existing JEDI loan balance was divided into two tranches: a $40,000,000 tranche, which bears interest at the rate of 12.5% per annum and is due and payable in full on December 31, 2000; and an approximately $22,400,000 tranche, which did not bear interest and was due and payable in full on December 31, 2002. JEDI also relinquished the net profits interest that it held in certain properties of the Company. In consideration, JEDI received a warrant (the B Warrant) that entitled it to purchase 2,250,000 shares of the Company's common stock for $10.00 per share. Also at the second closing, JEDI granted the Anschutz Option to Anschutz, pursuant to which Anschutz was entitled to purchase from JEDI up to 2,250,000 shares of the Company's common stock at a purchase price per share equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or
(b) $15.50. JEDI was to satisfy its obligations under the Anschutz Option by exercising the B Warrant.

As a result of the loan restructuring and the issuance of the B Warrant, the Company reduced the recorded amount of the related liability to approximately $45,493,000. The Company also agreed to use the proceeds from the exercise of the A Warrant to pay principal and interest on the $40,000,000 tranche of the JEDI loan.

In December 1995, JEDI exchanged the $22,400,000 tranche and the B Warrant for 1,680,000 shares of common stock (the JEDI Exchange). Pursuant to the JEDI Exchange, the Company assumed JEDI's obligations under the Anschutz Option. Under the Anschutz Option, the Company is now obligated to issue shares directly to Anschutz that previously would have been issued to JEDI pursuant to the B Warrant. Upon the exercise of the Anschutz Option, instead of the original B Warrant price of $10.00 per share, the Company will receive an amount per share equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or (b) $15.50. The Company is permitted to use proceeds from the exercise of the Anschutz Option for any corporate purpose. Pursuant to the JEDI Exchange, JEDI entered into a shareholders agreement with the Company that limits JEDI's right to vote its shares of common stock and, except in certain circumstances, to transfer its shares before July 27, 1998.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(4)     INVESTMENT IN  AFFILIATE:
- -------------------------------------------------------------------------------


In 1992, the Company sold its Canadian assets and related operations to CanEagle Resources Corporation (CanEagle) for approximately $51,250,000 in Canadian funds ($41,000,000 U.S.). In the transaction, the Company received cash of approximately $28,000,000 CDN ($22,400,000 U.S.), net of expenses, and provided financing in the aggregate principal amount of $22,000,000 CDN ($17,600,000 U.S.). On June 24, 1994, CanEagle sold a significant portion of its oil and gas properties to a third party. In conjunction with this transaction, the Company received $6,124,000 CDN ($4,400,000 U.S.) and exchanged its investment in CanEagle for shares of preferred stock of a newly formed entity, Archean Energy, Ltd. (Archean). The Company accounted for the proceeds from the 1992 and 1994 transactions as reductions in the carrying value of its investment in CanEagle. The preferred shares of Archean were recorded at an amount equal to the remaining carrying value of the Company's investment in CanEagle.

The Company accounted for its investment in Archean (and CanEagle prior to June 24, 1994) in a manner analagous to equity accounting. Losses were recognized to the extent that losses were attributable to the Company's interest. Earnings were recognized only if realization was assured. Under this method, no earnings or losses were recognized in 1995, 1994 or 1993.

In December, 1995, in connection with the Saxon acquisition, the Company transferred its Archean preferred stock to Saxon. In consolidation, the Company is accounting for the investment in Archean at its historical carrying value.

(5)     LONG-TERM DEBT:
- -------------------------------------------------------------------------------

Long-term debt at December 31 for the years presented consists of the following:


                                                 1995           1994
                                                 ----           ----
         Credit facility                      $ 23,800          33,000
         Saxon credit facilities                16,437               -
         Nonrecourse secured loan               40,322          57,840
         Production payment obligation          16,218          18,534
         11-1/4% Senior Subordinated Notes      99,365          99,316
                                              --------         -------
                                               196,142         208,690
         Less current portion                   (2,263)         (1,636)
                                              --------         -------
         Long-term debt                       $193,879         207,054
                                              --------         -------
                                              --------         -------

CREDIT FACILITY:
The Company has a secured credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Under the Credit Facility, as amended, the Company may borrow up to $40,000,000 for working capital and/or general corporate purposes. Advances under this facility bear interest at rates ranging from the banks' prime rate plus 1/4% to prime plus 1% or, alternately, Eurodollar prime plus 1 1/2% to prime plus 2 1/4%, depending on amounts outstanding under the Credit Facility. The borrowing base is subject to formal redeterminations semi-annually, but may be changed at the banks' discretion at any time.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(5)     LONG-TERM DEBT (CONTINUED):
- -------------------------------------------------------------------------------

The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's domestic proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries. The maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends on capital stock and reporting responsibilities. At December 31, 1995, notes payable of $23,800,000 were outstanding under the Credit Facility with interest at rates ranging from 7.38% to 9.0% per annum. The Company has also used the Credit Facility for a $1,500,000 letter of credit.

SAXON CREDIT FACILITIES
At December 31, 1995, Saxon has credit facilities with Canadian banks which include a demand revolving operating loan, a demand revolving production loan and a bridge loan.

The operating loan facility has a borrowing base of $2,000,000 CDN. Advances made under this facility bear interest at the bank prime rate and are secured by a fixed and floating charge debenture and a general assignment of book debts. The loan is subject to semi-annual review and has a demand feature; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At December 31, 1995 the amount outstanding under the operating loan facility was $929,000 CDN and the interest rate was 8 1/4%.

The production loan facility has a borrowing base of $20,000,000 CDN.
Advances made under this facility bear interest at the bank prime rate or the bankers acceptance rate plus a stamping fee at the option of the Company and are secured by a fixed and floating charge debenture and a general assignment of book debts. The loan is subject to semi-annual review and has a demand feature; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At December 31, 1995 the amount outstanding under the production loan facility was $14,000,000 CDN and the interest rate was 8 1/2%.

The bridge loan of $7,500,000 CDN outstanding at December 31, 1995 was a term loan due December 18, 1996. The loan bore interest at the bank prime rate plus 1 1/2% (9% at December 31, 1995) and was secured by Saxon's marketable securities, including its shares of Forest common stock.

On January 31, 1996, using proceeds from the sale of its Forest common stock, Saxon repaid the bridge loan and reduced the balance outstanding under the production loan.

CANADIAN CREDIT FACILITY
On February 8, 1996 a newly-formed Canadian subsidiary of Forest entered into a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The initial borrowing base under the Canadian Credit Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The Canadian Credit Facility has a three-year term and is indirectly secured by substantially all the assets of Canadian Forest. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(5)     LONG-TERM DEBT (CONTINUED):
- -------------------------------------------------------------------------------

NONRECOURSE SECURED LOANS:
On December 30, 1993, the Company entered into a nonrecourse secured loan agreement with JEDI. The terms of the JEDI loan were restructured in 1995 as described in Note 3. Under the terms of the restructured JEDI loan, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties. Payments under the JEDI loan are due monthly and are equal to 90% of total net operating income from the secured properties, reduced by 80% of allowable capital expenditures, as defined.

Under the restructured loan, the Company is required to pay interest at 12.5% per annum on the outstanding loan balance. Payments are applied first to interest and then to principal. Principal payments will be applied to reduce the outstanding balance as will the proceeds, if any, from the exercise of the A Warrant. The outstanding loan balance as of December 31, 1995, was $40,322,000. The Company's current estimate, based on expected production and prices and budgeted capital expenditure levels, is that the liability will increase by approximately $4,018,000 in 1996 and $812,000 in 1997, and that the liability will decrease by approximately $10,756,000 in 1998, $12,314,000 in 1999, and $13,772,000 in 2000. Properties to which approximately 19% of the Company's estimated proved reserves are attributable, on an MCFE equivalent basis, are dedicated to repayment of the JEDI loan.

PRODUCTION PAYMENT OBLIGATION:
The dollar-denominated production payment was entered into in 1992 to finance property acquisitions. The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest of 15.5%. At December 31, 1995 the remaining principal amount was $20,701,000 and the recorded liability was $16,218,000. Under the terms of this production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of net proceeds from the subject properties, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. The Company retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's current estimate, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that 1996 payments will reduce the recorded liability by approximately $1,942,000, which amount is included in current liabilities, and by approximately $1,931,000 in 1997, $1,002,000 in 1998, $3,824,000 in 1999 and $3,235,000 in 2000. Properties to which approximately 6% of the Company's estimated proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

11-1/4% SENIOR SUBORDINAtED NOTES:
On September 8, 1993 the Company completed a public offering of $100,000,000 aggregate principal amount of 11-1/4% Senior Subordinated Notes due September 1, 2003. The Senior Subordinated Notes were issued at a price of 99.259% yielding 11.375% to the holders. The Company used the net proceeds from the sale of the Senior Subordinated Notes of approximately $95,827,000, together with approximately $19,400,000 of available cash, to redeem all of its outstanding Senior Secured Notes and long-term subordinated debentures. The redemptions resulted in a loss of $15,387,000 which was recorded as an extraordinary loss of $10,735,000 (net of income tax benefit of $4,652,000).

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(5)     LONG-TERM DEBT (CONTINUED):
- -------------------------------------------------------------------------------

Under the terms of the Senior Subordinated Notes, the Company must meet certain tests before it is able to pay cash dividends (other than dividends on the Company's $.75 Convertible Preferred Stock) or make other restricted payments, incur additional indebtedness, engage in transactions with its affiliates, incur liens and engage in certain sale and leaseback arrangements. The terms of the Senior Secured Notes also limit the Company's ability to undertake a consolidation, merger or transfer of all or substantially all of its assets. In addition, the Company is, subject to certain conditions, obligated to offer to repurchase Senior Subordinated Notes at par value plus accrued and unpaid interest to the date of repurchase, with the net cash proceeds of certain sales or dispositions of assets. Upon a change in control, as defined, the Company will be required to make an offer to purchase the Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued interest to the date of purchase.

(6)    DEFERRED REVENUE:
- -------------------------------------------------------------------------------

From April 1991 through May 1993, the Company entered into four volumetric production payments with entities affiliated with Enron for net proceeds of $121,498,000. Under the terms of these production payments, the Company was required to deliver 70.1 BCF of natural gas and 770,000 barrels of oil over periods ranging from three to six years.

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

Amounts received under the production payments were recorded as deferred revenue. Volumes associated with amortization of deferred revenue for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                          Net sales volume
                                                     attributable to production
                      Volumes delivered (1)            payment deliveries (2)
                      ---------------------          --------------------------
                      Natural                           Natural
                        Gas           Oil                 Gas           Oil
                      (MMCF)        (MBBLS)              (MMCF)       (MBBLS)
                      -------       -------             -------       -------
       1995           11,045          173                9,120          145
       1994           19,985          218               16,005          182
       1993           23,392          221               18,731          185

(1) Amounts settled in cash in lieu of volumes were $1,276,000, $1,611,381 and $3,138,628 for the years ended December 31, 1995, 1994, and 1993, respectively.
(2) Represents volumes required to be delivered to Enron affiliates net of estimated royalty volumes.


FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(6)    DEFERRED REVENUE (CONTINUED):
- -------------------------------------------------------------------------------

Future amortization of deferred revenue, based on the scheduled deliveries under the production payment agreements, is as follows:

                                                          Net sales volumes
                            Volumes required to be   attributable to production
                             delivered to Enron         payment deliveries (1)
                            ----------------------   --------------------------
              Annual        Natural Gas      Oil        Natural Gas     Oil
           Amortization       (MMCF)       (MBBLS)        (MMCF)      (MBBLS)
           ------------     -----------    -------      -----------   -------
          (In Thousands)

1996         $ 7,546           3,721         87           2,895          74
1997           2,439           1,410          -           1,097           -
1998           1,592             892          -             694           -
Thereafter     3,560           1,994          -           1,552           -
             -------           -----         --           -----          --
             $15,137           8,017         87           6,238          74
             -------           -----         --           -----          --
             -------           -----         --           -----          --

(1) Represents volumes required to be delivered to Enron net of estimated royalty volumes.



(7)     INCOME TAXES:
- -------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109) on a prospective basis effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $2,060,000 was determined as of January 1, 1993 and was reported separately in the consolidated statement of operations for the year ended December 31, 1993.

The income tax expense (benefit) is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                       1995      1994     1993
                                                       ----      ----     ----
                                                            (In Thousands)

   Tax benefit at 35% of loss before
     income taxes, cumulative effects of
     changes in accounting principles and
     extraordinary item                              $(6,367)   (23,749)  (3,747)
   Change in the balance of the valuation
     allowance for deferred tax assets
     attributable to loss before income
     taxes, cumulative effects of changes in
     accounting principles and extraordinary item      5,732     23,220    2,034
   Expiration of tax carryforwards                       535        455      318
   Other                                                  93         83       45
                                                     -------    -------   ------
   Total income tax expense (benefit)                $    (7)         9   (1,350)
                                                     -------    -------   ------
                                                     -------    -------   ------

Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. These differences result in part from capitalization of certain development, exploration and other costs under the full cost method of accounting, recording proceeds from the sale of properties in the full cost pool, and the provision for impairment of oil and gas properties for financial accounting purposes.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(7)     INCOME TAXES (CONTINUED):

The components of the net deferred tax liability at December 31, 1995 and 1994 are as follows:

                                                                              1994                1995
                                                                            --------            --------
                                                                                    (In Thousands)
Deferred tax assets:
  Allowance for doubtful accounts                                           $    283                308
  Accrual for retirement benefits                                              1,229              1,447
  Accrual for medical benefits                                                 2,216              2,037
  Accrual for sales recorded on the entitlements method                        2,990              3,642
  Net operating loss carryforward                                             39,204             21,976
  Depletion carryforward                                                       6,958              6,958
  Investment tax credit carryforward                                           3,219              3,674
  Alternative minimum tax credit carryforward                                  2,206              2,206
  Other                                                                          375                455
                                                                            --------            -------
    Total gross deferred tax assets                                           58,680             42,703
    Less valuation allowance                                                 (46,524)           (40,792)
                                                                            --------            -------
    Net deferred tax assets                                                   12,156              1,911
Deferred tax liabilities:
  Oil and gas properties, due to full cost method of accounting              (12,156)            (1,911)
                                                                            --------            -------
    Net deferred tax liability                                              $     --                 --
                                                                            --------            -------
                                                                            --------            -------

The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $5,732,000.

The Alternative Minimum Tax (AMT) credit carryforward available to reduce future Federal regular taxes aggregated $2,206,000 at December 31, 1995. This amount may be carried forward indefinitely. Regular and AMT net operating loss carryforwards at December 31, 1995 were $112,015,000 and $109,779,000, respectively, and will expire in the years indicated below:

                           Regular                   AMT
                           --------                -------
                                    (In Thousands)
     2000                  $  2,665                  4,143
     2005                     8,307                     --
     2008                    28,999                 31,800
     2009                    22,817                 22,964
     2010                    49,227                 50,872
                           --------                -------
                           $112,015                109,779
                           --------                -------
                           --------                -------

AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

Investment tax credit carryforwards available to reduce future Federal income taxes aggregated $3,219,000 at December 31, 1995 and expire at various dates through the year 2001. Percentage depletion carryforwards available to reduce future Federal taxable income aggregated $19,879,000 at December 31, 1995. This amount may be carried forward indefinitely.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(7)     INCOME TAXES (CONTINUED):

The availability of some of these tax attributes to reduce current and future taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code resulting from the Anschutz transaction in 1995. Under the general provisions of Section 382 of the Code, the Company's net operating loss carryforwards will be subject to an annual limitation as to their use of approximately $5,700,000. Even though the Company is limited in its ability to use the net operating loss carryovers under these provisions of Section 382, it may be entitled to use these net operating loss carryovers to offset
(a) gains recognized in the five years following the ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeds their tax basis on the date of the ownership change or
(b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change ("built-in gain"). The ability of the Company to use these net operating loss carryovers to offset built-in gain first requires that the Company have total built-in gains at the time of the ownership change which are greater than a threshold amount. In addition, the use of these net operating loss carryforwards to offset built-in gain cannot exceed the amount of the total built-in gain. The Company has not finalized its calculation of the amount of built-in gains at the date of the ownership change, but estimates that its ability to fully utilize its net operating loss carryforwards may be limited by these provisions.

Due to limitations in the Internal Revenue Code, other than the Section 382 limitations discussed above, the Company believes it is unlikely that it will be able to use any significant portion of its investment tax credit carryforwards before they expire.

(8)     PREFERRED STOCK:

$.75 CONVERTIBLE PREFERRED STOCK:
The Company has 10,000,000 shares of $.75 Convertible Preferred Stock authorized, par value $.01 per share, of which there were 2,880,173 shares outstanding at December 31, 1995 and 2,880,973 shares outstanding at December 31, 1994, with an aggregate liquidation preference of $28,801,730 at December 31, 1995 and $28,809,730 at December 31, 1994. This stock is convertible at any time, at the option of the holder, at the rate of .7 shares of common stock for each share of $.75 Convertible Preferred Stock, subject to adjustment upon occurrence of certain events. During 1995, 800 shares of $.75 Convertible Preferred Stock were converted into 560 shares of common stock; there were no conversions in 1994; and during 1993, 248,817 shares of $.75 Convertible Preferred Stock were converted into 174,172 shares of common stock. The $.75 Convertible Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time after the earlier of (i) July 1, 1996 or (ii) the date on which the last reported sales price of the common stock will have been $37.50 or higher for at least 20 of the prior 30 trading days, at a redemption price of $10.17 per share during the twelve-month period which began July 1, 1995 and declining to $10.00 per share at July 1, 1996 and thereafter, including accumulated and unpaid dividends. Cumulative annual dividends of $.75 per share are payable quarterly, in arrears, on the first day of February, May, August and November, when and as declared. Until December 31, 1993, the Company was required to pay such dividends in shares of common stock. After such date, dividends may be paid in cash or, at the Company's election, in shares of common stock or in a combination of cash and common stock. However, the Company was prohibited from paying cash dividends on its $.75 Convertible Preferred Stock after the February 1, 1995 dividend due to restrictions contained in the Credit Facility with its lending banks. Common stock delivered in payment of dividends is valued for dividend payment purposes at between 75% and 90%, depending on trading volume, of the average last reported sales price of the common stock during a specified period prior to the record date for the dividend payment. During any period in which dividends on preferred stock are in arrears, no dividends or distributions, except for dividends paid in shares of common stock, may be paid or declared on the common stock, nor may any shares of common stock be acquired by the Company.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(8)     PREFERRED STOCK (CONTINUED):

SECOND SERIES PREFERRED STOCK:
The Company has 620,000 shares of Second Series Preferred Stock authorized, par value $.01 per share, of which there were 620,000 shares outstanding at December 31, 1995, with an aggregate liquidation preference of $11,160,000 at December 31, 1995. Each share of Second Series Preferred Stock (1) is convertible into 2 shares of common stock, which conversion may be made from time to time on or before July 27, 2000, but which in any event shall be made on July 27, 2000, (2) has no right to vote, (3) has the right to receive dividends on the dates and in the form that dividends are payable on the common stock, in each case in an amount equal to the amount of such dividend payable on the number of shares of common stock into which such share of Second Series Preferred Stock shall be convertible immediately preceding the record date for the determination of the shareholders entitled to receive such dividend, and (4) has the right, upon any liquidation, dissolution or winding up of the Company, before any distribution is made on any shares of common stock, to be paid the amount of $18.00 and, after there shall have been paid to each share of common stock the amount of $9.00, has the right to receive distributions on the dates and in the form that distributions are payable on the common stock, in each case in an amount equal to the amount of such distributions payable on the number of shares of common stock into which such share of Second Series Preferred Stock is convertible (assuming for such purpose that such conversion were possible) immediately preceding the record date for the determination of the shareholders entitled to receive such distribution. The rights of the holders of the Second Series Preferred Stock to receive dividends are junior and subordinate to the rights of the holders of the $.75 Convertible Preferred Stock to the same extent that the rights of the holders of the common stock are subordinate in right to receive dividends to the rights of the holders of the $.75 Convertible Preferred Stock to receive dividends, and the rights of the holders of the Second Series Preferred Stock rank pari passu with the Company's $.75 Convertible Preferred Stock as to liquidation preference.

(9)     COMMON STOCK:

COMMON STOCK:
The Company has 200,000,000 shares of common stock authorized, par value $.10 per share. On January 5, 1996 a 5-to-1 reverse stock split was approved by the Company's shareholders. The reverse split became effective on January 8, 1996. Unless otherwise indicated, all share amounts have been adjusted to give effect to the 5-to-1 reverse stock split.

There were 10,660,291 and 5,659,042 shares of common stock issued at December 31, 1995 and 1994, respectively, with 1,060,000 and 21,188 shares held by the Company as treasury shares at December 31, 1995 and 1994, respectively. The common stock is entitled to one vote per share. Prior to May 1993 the Company also had Class B stock which had superior voting rights to the Company's common stock, had limited transferability and was not traded in any public market but was convertible at any time into shares of common stock on a share-for-share basis. The Company's Restated Certificate of Incorporation was amended on May 12, 1993 to reclassify each share of Class B stock into
1.1 shares of common stock.

On January 31, 1996, 13,200,000 shares of common stock were sold for $11.00 per share in a public offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 were sold by Forest. The net proceeds to Forest from the issuance of shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees.

On June 15, 1993, the Company issued 2,216,000 shares of common stock for $25.00 per share in a public offering. The net proceeds from the issuance of the shares totalled approximately $51,506,000 after deducting issuance costs and underwriting fees.

In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company paid a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of the Company's common stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the common stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $30.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of common stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. In connection with the Anschutz transaction, the Company amended the Rights Agreement to exempt from the provisions of the Rights Agreement shares of common stock acquired by Anschutz and JEDI in the Anschutz and JEDI transactions (including shares later acquired pursuant to the conversion of the Second Series Preferred Stock or the exercise of the A Warrant or the Anschutz option. The amendment to the Rights Agreement did not exempt other shares of common stock acquired by Anschutz or JEDI from the provisions of the Rights Agreement.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(9)     COMMON STOCK (continued):

WARRANTS:
The Company has outstanding 1,244,715 warrants to purchase shares of its common stock (the Public Warrants). Each Public Warrant entitles the holder to purchase one-fifth share of common stock at a price of $3.00, is non-callable and expires on October 1, 1996.

The Company has outstanding the A Warrant that is held by Anschutz. The A Warrant entitles the holder to purchase 3,888,888 shares of common stock at a price of $10.50 per share and expires on July 27, 1998.

In December 1995, the Company assumed JEDI's obligations under an option to purchase 2,250,000 shares of Common Stock (the Anschutz Option). Upon the exercise of the Anschutz Option, the Company will receive an amount per share equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or (b) $15.50. The Anschutz Option expires on July 27, 1998.

STOCK OPTIONS:
In March 1992, the Company adopted the 1992 Stock Option Plan under which non-qualified stock options may be granted to key employees and non-employee directors. The aggregate number of shares of common stock which the Company may issue under options granted pursuant to this plan may not exceed 10% of the total number of shares outstanding or issuable at the date of grant pursuant to outstanding rights, warrants, convertible or exchangeable securities or other options. The exercise price of an option may not be less than 85% of the fair market value of one share of the Company's common stock on the date of grant. The options vest 20% on the date of grant and an additional 20% on each grant anniversary date thereafter. A summary of stock option activity related to the Plan is as follows:

                                                                                    Option Price
                                                                   Shares             Per  Share
                                                                  --------          -------------
        Options outstanding at December 31, 1992                   348,000          $       15.00
                 Granted                                           305,000                  25.00
                 Exercised                                         (26,400)                 15.00
                 Cancelled or surrendered                          (15,800)                 15.00
                                                                   -------           ------------
        Options outstanding at December 31, 1993                   610,800           $15.00-25.00
                 Granted                                            62,000                  25.00
                 Exercised                                          (7,000)                 15.00
                 Cancelled or surrendered                           (7,000)                 25.00
                                                                   -------           ------------
        Options outstanding at December 31, 1994                   658,800           $15.00-25.00
                 GRANTED                                                --                     --
                 EXERCISED                                              --                     --
                 CANCELLED OR SURRENDERED                          (30,800)                    --
                                                                   -------           ------------
        OPTIONS OUTSTANDING AT DECEMBER 31, 1995                   628,000           $15.00-25.00
                                                                   -------           ------------
                                                                   -------           ------------
        OPTIONS EXERCISABLE AT DECEMBER 31, 1995                   461,200           $15.00-25.00
                                                                   -------           ------------
                                                                   -------           ------------

On February 1, 1996 the Company offered option holders employed by the Company the opportunity to surrender their existing options exercisable at $15.00 to $25.00 per share in exchange for options exercisable at $11.25 per share. Pursuant to this offer, options to purchase 491,800 shares of common stock at $15.00 to $25.00 per share were cancelled and options to purchase 474,400 shares at $11.25 per share were granted. Concurrently, the Company granted certain employees additional options to purchase 99,000 shares at $11.25 per share.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(10)    EMPLOYEE BENEFITS:

PENSION PLANS:
The Company has a qualified defined benefit pension plan (Pension Plan). The Pension Plan has been curtailed and all benefit accruals were suspended effective May 31, 1991.

The benefits under the Pension Plan are based on years of service and the employee's average compensation during the highest consecutive sixty-month period in the fifteen years prior to retirement. No contribution was made to the Plan in 1995, 1994 or 1993. The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31:

                                                                                    1995        1994
                                                                                  --------     -------
                                                                                     (In Thousands)
Actuarial present value of accumulated benefit obligation
      (all benefits are vested)                                                   $(27,485)    (23,953)
                                                                                  --------     -------
                                                                                  --------     -------
Projected benefit obligation for service rendered to date                         $(27,485)    (23,953)
Plan assets at fair market value, consisting primarily of listed stocks,
   bonds and other fixed income obligations                                         24,270      23,443
                                                                                  --------     -------
Unfunded pension liability                                                          (3,215)       (510)
Unrecognized net loss from past experience different from that assumed
   and effects of changes in assumptions                                             4,133       1,468
                                                                                  --------     -------
Pension asset recognized in the balance sheet                                     $    918         958
                                                                                  --------     -------
                                                                                  --------     -------

For 1995, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and the expected long-term rate of return on assets was 9%. For 1994 the discount rate used in determining the actuarial present value of the projected benefit obligation was 9% and the expected long-term rate of return on assets was 9%. For 1993, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and the expected long-term rate of return on assets was 9%.

The components of net pension expense (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                            1995         1994            1993
                                                                           -------      ------          ------
                                                                                   (In Thousands)
Net pension expense (benefit) included the following components:
   Interest cost on projected benefit obligation                           $ 2,049        1,976          2,039
   Actual return on plan assets                                             (3,243)        (245)        (3,534)
   Net amortization and deferral                                             1,234       (1,955)         1,441
                                                                           -------       ------         ------
Net pension expense (benefit)                                              $    40         (224)           (54)
                                                                           -------       ------         ------
                                                                           -------       ------         ------

The Company has a non-qualified unfunded supplementary retirement plan that provides certain officers with defined retirement benefits in excess of qualified plan limits imposed by Federal tax law. Benefit accruals under this plan were suspended effective May 31, 1991 in connection with suspension of benefit accruals under the Pension Plan. At December 31, 1995 the projected benefit obligation under this plan totaled $639,000, which amount is included in other liabilities in the accompanying balance sheet. The projected benefit obligation is determined using the same discount rate as is used for calculations for the Pension Plan.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(10)    EMPLOYEE BENEFITS (CONTINUED):

In 1993 as a result of the change in the discount rate for the Pension Plan and the supplementary retirement plan, the Company recorded a liability of $3,038,000, representing the unfunded pension liability, and a corresponding decrease in capital surplus. As a result of the increase in the discount rate for the Pension Plan and the supplementary retirement plan in 1994, the Company reduced the liability representing the unfunded pension liability by approximately $1,570,000, with a corresponding increase in capital surplus. As a result of the decrease in the discount rate for the Pension Plan and the supplementary retirement plan in 1995, the Company increased the liability representing the pension liability by approximately $2,836,000, with a corresponding decrease in capital surplus.

RETIREMENT SAVINGS PLAN:
The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may defer up to 10% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation. In the first six months of 1995 and in 1994 and 1993, Company contributions were made using treasury stock. In the last six months of 1995, Company contributions were made by issuing authorized but unissued shares. The expense associated with the Company's contribution was $423,000 in 1995, $516,000 in 1994 and $367,000 in 1993.

Effective January 1, 1992 the plan was amended to include profit-sharing contributions by the Company. In 1995 and 1994, the Company did not make any profit sharing contributions. The Company's profit-sharing contributions were made using common stock valued at $276,000 in 1993.

ANNUAL INCENTIVE PLAN:
The Forest Oil Corporation Annual Incentive Plan (the Incentive Plan), which became effective January 1, 1992, permitted participating employees to earn annual bonus awards payable in cash or in shares of the Company's Common Stock, generally based in part upon the Company attaining certain levels of performance. In 1995 and 1994, no bonuses were awarded. In 1993, the Company accrued bonuses of $426,000 under the Incentive Plan. Amounts awarded are disbursed in equal annual installments over the succeeding three-year period. This plan was terminated effective January 1, 1996.

EXECUTIVE RETIREMENT AGREEMENTS:
The Company entered into agreements in December 1990 (the Agreements) with certain former executives and directors (the Retirees) whereby each executive retired from the employ of the Company as of December 28, 1990. Pursuant to the terms of the Agreements, the Retirees are entitled to receive supplemental retirement payments from the Company in addition to the amounts to which they are entitled under the Company's retirement plan. In addition, the Retirees and their spouses are entitled to lifetime coverage under the Company's group medical and dental plans, tax and other financial services, and payments by the Company in connection with certain club membership dues. The Retirees also continued to participate in the Company's royalty bonus program until December 31, 1995. The Company has also agreed to maintain certain life insurance policies in effect at December 1990, for the benefit of each of the Retirees.

The Company's obligation to one retiree under a revised retirement agreement is payable in Common Stock or cash, at the Company's option, in May of each year from 1993 through 1996 at approximately $190,000 per year with the balance of $149,000 payable in May 1997. The Agreements for the other six Retirees provide for supplemental retirement payments totalling approximately $970,000 per year through 1998 and approximately $770,000 per year in 1999 and 2000.

The $3,617,000 present value of the amounts due under the agreements, discounted at 13%, is included in other current and long-term liabilities.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(10)    EMPLOYEE BENEFITS (CONTINUED):

LIFE INSURANCE:

The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. The premiums paid for the life insurance policies were $921,000, $916,000 and $861,000 in 1995, 1994 and 1993, respectively, including $831,000, $831,000 and $766,000 paid for policies for retired executives. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

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

The following table sets forth the status of the postretirement benefit plan and the amounts recognized in the Company's consolidated financial statements at December 31:

                                                       1995           1994
                                                      ------          -----
                                                          (In Thousands)

 Retired participants                                 $4,803          4,427
 Active participants fully eligible for benefits         201            156
 Other active participants                             1,026            873
                                                      ------          -----
 Accumulated postretirement benefit obligation (APBO)  6,030          5,456
 Plan assets at fair market value                         --             --
                                                      ------          -----
 APBO in excess of plan assets                         6,030          5,456
 Unrecognized loss                                      (595)          (330)
                                                      ------          -----
 Accrued postretirement benefit liability             $5,435          5,126
                                                      ------          -----
                                                      ------          -----

The discount rates used in determining the actuarial present value of the APBO at December 31, 1995, 1994 and 1993 were 7.25%, 9% and 7.5%, respectively.

The components of postretirement benefit expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                1995         1994         1993
                                                ----         ----         ----
                                                        (In Thousands)

  Service cost                                  $ 83          103           86
  Interest cost on APBO                          421          407          397
                                                ----         ----         ----
  Postretirement benefit cost                   $504          510          483
                                                ----         ----         ----
                                                ----         ----         ----

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

For 1995, a 1% increase in health care cost trends would have increased the APBO by $793,000 and the service interest costs by $62,000.

(11)    RELATED PARTY TRANSACTIONS:

Prior to 1995, the Company used a real estate complex (the Complex) owned directly or indirectly by certain stockholders and members of the Board of Directors for Company-sponsored seminars, the accommodation of business guests, the housing of personnel attending corporate meetings and for other general business purposes. In 1994, in connection with the Company's termination of usage, the Company paid $662,000 on account of the business use of such property, and an additional $300,000 as a partial reimbursement of deferred maintenance costs. The Company incurred expenses for its use of the Complex of $635,000 in 1993.

John F. Dorn resigned as an executive officer and director of the Company in 1993. The Company agreed to pay Mr. Dorn his salary at the time of his resignation through September 30, 1996. In addition, the Company provided certain other benefits and services to Mr. Dorn. The present value of the severance package was estimated at $500,000, which amount was recorded as an expense and a liability at December 31, 1993. In March 1994, the Company sold certain non-strategic oil and gas properties to an entity controlled by Mr. Dorn and another former executive officer of the Company for net proceeds, after costs of sale and purchase price adjustments, of $3,661,000. The Company established the sales price based upon an opinion from an independent third party.

(12)    COMMITMENTS AND CONTINGENCIES:

Future rental payments for office facilities and equipment under the remaining terms of noncancelable leases are $1,154,000, $962,000, $953,000, $985,000 and $851,000 for the years ending December 31, 1996 through 2000, respectively. These amounts include future rentals payable by Saxon.

Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $972,000 in 1995, $851,000 in 1994 and $688,000 in 1993. Net rental payments charged to expense amounted to $3,529,000 in 1995, $3,512,000 in 1994 and $3,098,000 in
1993. Rental payments include the short-term lease of vehicles. None of the leases are accounted for as capital leases.

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

In order to hedge against the effects of declines in oil and natural gas prices, the Company enters into energy swap agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts". In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. For the years ended December 31, 1995, 1994 and 1993, the Company's gains (losses) under its swap agreements were $3,536,000, $1,810,000 and $(2,050,000) respectively.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(13)    FINANCIAL INSTRUMENTS (Continued):

The following table indicates outstanding energy swaps of the Company at December 31, 1995:


          Product                          Volume                     Fixed Price              Duration
        -----------              -------------------------         -----------------         -----------
        Natural Gas              194 to 7,091 MMBTU/day            $2.1875 to $2.535         1/96 -12/99
        Natural Gas              10,000 MMBTU/day                  $2.00 to $2.37            1/96 -12/97
        Natural Gas              100 to 300 MMBTU/day              $2.1855 to $3.003         1/96 -12/02
        Natural Gas              5,000 to 10,000 MMBTU/day         $1.90 to $2.0225          1/96 -12/96
        Natural Gas              5,000 MMBTU/day                   $1.9225                   4/96 -12/96
        Natural Gas              1,500 to 2,000 MMBTU/day          $1.0282 (1)               1/96 -6/98
        Oil                      661 BBLS/day                      $16.70                    1/96 -4/96
        Oil                      659 BBLS/day                      $17.75                    1/96 -6/96
        Oil                      332 BBLS/day                      $17.90                    5/96 -12/96
        Oil                      325 BBLS/day                      $16.7345                  1/96 -6/96

________________________

(1) Based on Alberta Energy Company "C" (AECO "C") basis. All other swaps are settled on the basis of New York Mercantile Exchange (NYMEX) prices.

Set forth below is the estimated fair value of certain on and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 1995:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLES AND ACCOUNTS PAYABLE:
The carrying amount of these instruments approximates fair value due to their short maturity.

NONRECOURSE SECURED LOAN:
The fair value of the Company's nonrecourse secured loan has been estimated as approximately $43,147,000 by discounting the projected future cash payments required under the agreement by 10.5%.

PRODUCTION PAYMENT OBLIGATION:
The fair value of the Company's production payment obligation has been estimated as approximately $15,188,000 by discounting the projected future cash payments required under the agreement by 10.5%.

SENIOR SUBORDINATED NOTES:
The fair value of the Company's 11 1/4% Senior Subordinated Notes was approximately $104,000,000, based upon quoted market prices of the Notes.

ENERGY SWAP AGREEMENTS:
The fair value of the Company's energy swap agreements was approximately $1,007,000, based upon the estimated net amount the Company would have to pay to terminate the agreements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(14)     MAJOR CUSTOMERS:

The Company's sales of oil and natural gas to individual customers which exceeded 10% of the Company's total sales (exclusive of the effects of energy swaps and hedges) were:

                                    1995            1994           1993
                                    ----            ----           ----
                                               (In Thousands)
Enron Affiliates (A)               $30,916         58,805         63,075
Chevron USA Production Company      11,893         12,829             --

(A) The amount shown for Enron Affiliates includes oil and natural gas sales to Enron Gas Marketing Inc., Enron Oil & Gas Company, EOTT Energy Corporation, Cactus Funding Corporation, Cactus Hydrocarbon III Limited Partnership, Enron Gas Services Corporation and Enron Reserve Acquisition. Approximately $17,217,000, $29,046,000 and $32,702,000 represent sales recorded for deliveries under volumetric production payments in the years ended December 31, 1995, 1994 and 1993, respectively.

(15)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                              FIRST      SECOND       THIRD       FOURTH
                                                             QUARTER     QUARTER      QUARTER     QUARTER
                                                             --------    -------      -------     -------
                                                               (In Thousands Except Per Share Amounts)
1995
- ----
REVENUE                                                      $ 22,361     20,550       17,617      21,928
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
EARNINGS FROM OPERATIONS                                     $ 14,900     12,740       10,177      12,914
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
NET LOSS                                                     $ (3,144)    (4,815)      (6,574)     (3,463)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
NET LOSS ATTRIBUTABLE TO COMMON STOCK                        $ (3,684)    (5,355)      (7,114)     (4,003)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
PRIMARY AND FULLY DILUTED LOSS PER SHARE                     $   (.65)      (.94)        (.84)       (.42)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
1994
- ----
Revenue                                                      $ 32,543     32,977       28,207      22,220
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Earnings from operations                                     $ 24,241     23,600       19,387      13,763
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Income (loss) before cumulative effects of changes in
    accounting principles and extraordinary item             $    236       (265)     (32,873)    (34,951)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Net loss                                                     $(13,754)      (265)     (32,873)    (34,951)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Net loss attributable to common stock                        $(14,294)      (805)     (33,414)    (35,491)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Primary and fully diluted loss per share before
    cumulative effects of changes in accounting
    principles and extraordinary item                        $   (.05)      (.14)       (5.94)      (6.30)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------
Primary and fully diluted loss per share                     $  (2.55)      (.14)       (5.94)      (6.30)
                                                             --------     ------      -------     -------
                                                             --------     ------      -------     -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED):
- --------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES - The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1995, 1994 and 1993:

                                                       UNITED
                                                       STATES       CANADA       TOTAL
                                                      --------      ------      -------
                                                                (In Thousands)
1995
- ----
     Property acquisition costs (undeveloped
         leases and proved properties)                $    844      25,963(1)    26,807
     Exploration costs                                  12,739           -       12,739
     Development costs                                  13,198           -       13,198
                                                      --------      ------      -------
         Total                                        $ 26,781      25,963       52,744
                                                      --------      ------      -------
                                                      --------      ------      -------
1994
- ----
     Property acquisition costs (undeveloped
         leases and proved properties)                $  9,762           -        9,762
     Exploration costs                                  15,693           -       15,693
     Development costs                                  17,089           -       17,089
                                                      --------      ------      -------
         Total                                        $ 42,544           -       42,544
                                                      --------      ------      -------
                                                      --------      ------      -------
1993
- ----
     Property acquisition costs (undeveloped
         leases and proved properties)                $144,916           -      144,916
     Exploration costs                                   5,433           -        5,433
     Development costs                                  20,472           -       20,472
                                                      --------      ------      -------
         Total                                        $170,821           -      170,821
                                                      --------      ------      -------
                                                      --------      ------      -------

(1) Consists of the allocation of purchase price to the oil and gas properties acquired in the purchase of Saxon.

(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities were incurred as of the dates indicated:

                                                                                    DECEMBER 31,
                                                                      1995             1994             1993
                                                                  ----------        ------------    ---------
                                                                                   (In Thousands)
   Costs related to proved properties                             $1,169,636          1,109,158     1,066,855
   Costs related to unproved properties:
       Costs subject to depletion                                     18,011             32,288        32,585
       Costs not subject to depletion                                 28,380             30,441        41,216
                                                                  ----------        ------------    ---------
                                                                   1,216,027          1,171,887     1,140,656

   Less accumulated depletion and valuation allowance                941,482            895,335       778,226
                                                                  ----------        ------------    ---------
                                                                  $  274,545            276,552       362,430
                                                                  ----------        ------------    ---------
                                                                  ----------        ------------    ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - Results of operations from producing activities for 1995, 1994 and 1993 are presented below.

                                                                  1995           1994           1993
                                                                 -------        -------        -------
                                                                            (In Thousands)
       Oil and gas sales                                         $82,275        114,541        102,883

       Production expense                                         22,463         22,384         19,540
       Depletion expense                                          42,973         64,883         59,759
       Provision for impairment of oil and
         gas properties                                                -         58,000              -
                                                                 -------       --------        -------
                                                                  65,436        145,267         79,299
                                                                 -------       --------        -------
     Results of operations from producing activities             $16,839       (30,726)         23,584
                                                                 -------       --------        -------
                                                                 -------       --------        -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(D) ESTIMATED PROVED OIL AND GAS RESERVES - The Company's estimate of its proved and proved developed future net recoverable oil and gas reserves and changes for 1993, 1994 and 1995 follows. The Canadian reserves at December 31, 1995 represent 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a 56% economic interest.

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

The Company's presentation of estimated proved oil and gas reserves excludes, for each of the years presented, those quantities attributable to future deliveries required under volumetric production payments. In order to calculate such amounts, the Company has assumed that deliveries under volumetric production payments are made as scheduled at expected BTU factors, and that delivery commitments are satisfied through delivery of actual volumes as opposed to cash settlements.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

                                                             LIQUIDS                           GAS
                                                  ---------------------------     ----------------------------
                                                             (MBBLS)                          (MMCF)
                                                  UNITED                          UNITED
                                                  STATES     CANADA     TOTAL     STATES      CANADA    TOTAL
                                                  ------     ------    ------     -------    -------   -------
Balance at December 31, 1992                       6,973          -     6,973     164,421          -   164,421
      Revisions of previous estimates                507          -       507      17,874          -    17,874
      Extensions and discoveries                     201          -       201       8,395          -     8,395
      Production                                  (1,308)         -    (1,308)    (22,383)         -   (22,383)
      Sales of reserves in place                    (280)         -      (280)    (18,941)         -   (18,941)
      Purchases of reserves in place               1,704          -     1,704      94,730          -    94,730
                                                  ------     ------    ------     -------    -------   -------
Balance at December 31, 1993                       7,797          -     7,797     244,096          -   244,096
Additional disclosures:
    Volumes attributable to volumetric
      production payments                            401          -       401      29,286          -    29,286
                                                  ------     ------    ------     -------    -------   -------
    Balance at December 31, 1993, including
      volumes attributable to volumetric
      production payments                          8,198          -     8,198     273,382          -   273,382
                                                  ------     ------    ------     -------    -------   -------
                                                  ------     ------    ------     -------    -------   -------
Balance at December 31, 1993                       7,797          -     7,797     244,096          -   244,096
      Revisions of previous estimates                989          -       989       7,848          -     7,848
      Extensions and discoveries                      41          -        41       9,894          -     9,894
      Production                                  (1,361)         -    (1,361)    (32,043)         -   (32,043)
      Sales of reserves in place                    (170)         -      (170)     (6,377)         -    (6,377)
      Purchases of reserves in place                  17          -        17       8,220          -     8,220
                                                  ------     ------    ------     -------    -------   -------
Balance at December 31, 1994                       7,313          -     7,313     231,638          -   231,638
Additional disclosures:
    Volumes attributable to volumetric
      production payments                            219          -       219      15,358          -    15,358
                                                  ------     ------    ------     -------    -------   -------
    Balance at December 31, 1994, including
      volumes attributable to volumetric
      production payments                          7,532          -     7,532     246,996          -   246,996
                                                  ------     ------    ------     -------    -------   -------
                                                  ------     ------    ------     -------    -------   -------
Balance at December 31, 1994                       7,313          -     7,313     231,638          -   231,638
      REVISIONS OF PREVIOUS ESTIMATES               (227)         -      (227)      2,398          -     2,398
      EXTENSIONS AND DISCOVERIES                      18          -        18       6,861          -     6,861
      PRODUCTION                                  (1,028)         -    (1,028)    (24,222)         -   (24,222)
      SALES OF RESERVES IN PLACE                      (6)         -        (6)     (2,438)         -    (2,438)
      PURCHASES OF RESERVES IN PLACE                  59      4,338     4,397       1,435     16,218    17,653
                                                  ------     ------    ------     -------    -------   -------
BALANCE AT DECEMBER 31, 1995                       6,129      4,338    10,467     215,672     16,218   231,890
ADDITIONAL DISCLOSURES:
    VOLUMES ATTRIBUTABLE TO VOLUMETRIC
      PRODUCTION PAYMENTS                             74          -        74       6,238          -     6,238
                                                  ------     ------    ------     -------    -------   -------
    BALANCE AT DECEMBER 31, 1995, INCLUDING
      VOLUMES ATTRIBUTABLE TO VOLUMETRIC
      PRODUCTION PAYMENTS                          6,203      4,338    10,541     221,910     16,218   238,128
                                                  ------     ------    ------     -------    -------   -------
                                                  ------     ------    ------     -------    -------   -------
PRO FORMA RESERVES, INCLUDING VOLUMES
ATTRIBUTABLE TO VOLUMETRIC PRODUCTION PAYMENTS,
AFTER GIVING EFFECT TO THE CANADIAN FOREST
ACQUISITION (SEE NOTE 2)                           6,203     14,585    20,788     221,910    108,256   330,166
                                                  ------     ------    ------     -------    -------   -------
                                                  ------     ------    ------     -------    -------   -------

Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes. The revisions of previous estimates for natural gas in 1994 include 5,833 MMCF for an adjustment related to the change in accounting for oil and gas sales from the sales method to the entitlements method.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(D)  ESTIMATED PROVED OIL AND GAS RESERVES (CONTINUED)

                                                   OIL AND CONDENSATE                     GAS
                                              ---------------------------     ----------------------------
                                                        (MBBLS)                          (MMCF)
                                              UNITED                          UNITED
                                              STATES     CANADA     TOTAL     STATES      CANADA     TOTAL
                                              ------     ------     -----     -------     ------    -------
Proved developed reserves at:
          December 31, 1992                    5,831          -     5,831    146,048           -    146,048
          December 31, 1993                    6,377          -     6,377    187,534           -    187,534
          December 31, 1994                    6,775          -     6,775    179,574           -    179,574
          DECEMBER 31, 1995                    5,678      3,188     8,866    156,471      14,184    170,655

Pro forma proved developed reserves
     after giving effect to the Canadian
     Forest acquisition (see Note 2)           5,678     13,435    19,113    156,471     106,222    262,693

The Company's proved developed reserves, including amounts attributable to volumetric production payments, are shown below. This disclosure is presented as additional information and is not intended to represent required disclosure pursuant to SFAS No. 69.

                                                   OIL AND CONDENSATE                     GAS
                                              ---------------------------     ----------------------------
                                                        (MBBLS)                          (MMCF)
                                              UNITED                          UNITED
                                              STATES     CANADA     TOTAL     STATES      CANADA     TOTAL
                                              ------     ------     -----     -------     ------    -------
Proved developed reserves, including
   amounts attributable to volumetric
   production payments at:
      December 31, 1992                        6,418          -     6,418     176,282          -    176,282
      December 31, 1993                        6,778          -     6,778     216,820          -    216,820
      December 31, 1994                        6,994          -     6,994     194,932          -    194,932
      DECEMBER 31, 1995                        5,752      3,188     8,940     162,709     14,184    176,893

Pro forma proved developed reserves,
 including amounts attributable to
 volumetric production payments after
 giving effect to the Canadian Forest
 acquisition (see Note 2)                      5,752     13,435    19,187     162,709    106,222    268,931

(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, energy swap agreements or volumetric production payments. At December 31, 1995, Canadian disclosures represents 100% of amounts attributable to the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a 56% economic interest. All of the estimated reserves at December 31, 1994 and 1993 were in the United States. In the case of contracts, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. Future oil and gas sales also include the estimated effects of existing energy swap agreements as discussed in Note 13.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

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

The Company's presentation of the standardized measure of discounted future net cash flows and changes therein excludes, for each of the years presented, amounts attributable to future deliveries required under volumetric production payments. In order to calculate such amounts, the Company has assumed that deliveries under volumetric production payments are made as scheduled, that production costs corresponding to the volumes delivered are incurred by the Company at average rates for the properties subject to the production payments, and that delivery commitments are satisfied through delivery of actual volumes as opposed to cash settlements.

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

                                                                                DECEMBER 31, 1995
                                                                       -----------------------------------
                                                                         UNITED
                                                                         STATES      CANADA        TOTAL
                                                                       ---------     -------      --------
                                                                                  (In Thousands)
    Future oil and gas sales                                           $ 554,609      93,021       647,630
    Future production and development costs                             (195,399)    (43,060)     (238,459)
                                                                       ---------     -------      --------
    Future net revenue                                                   359,210      49,961       409,171
    10% annual discount for estimated timing of cash flows              (122,528)    (19,108)     (141,636)
                                                                       ---------     -------      --------
    Present value of future net cash flows before income taxes           236,682      30,853       267,535
    Present value of future income tax expense                            (8,855)     (1,763)      (10,618)
                                                                       ---------     -------      --------
    Standardized measure of discounted future net cash flows             227,827      29,090       256,917

    Additional disclosures:
      Amounts attributable to volumetric production payments               8,476           -         8,476
                                                                       ---------     -------      --------
      Total discounted future net cash flows, including amounts
        attributable to volumetric production payments                 $ 236,303      29,090       265,393
                                                                       ---------     -------      --------
                                                                       ---------     -------      --------
      Pro forma standardized measure of discounted future net
        cash flows, including amounts attributable to
        volumetric production payments, after giving
        effect to the Canadian Forest acquisition (see Note 2)         $ 236,303     105,849       342,152
                                                                       ---------     -------      --------
                                                                       ---------     -------      --------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

Undiscounted future income tax expense was $22,316,000 in the United States and $2,924,000 in Canada at December 31, 1995.

                                                                                         DECEMBER 31,
                                                                                    -----------------------
                                                                                       1994         1993
                                                                                    ---------      --------
                                                                                        (In Thousands)
         Future oil and gas sales                                                   $ 502,186       662,265
         Future production and development costs                                     (193,376)     (240,145)
                                                                                    ---------      --------
         Future net revenue                                                           308,810       422,120
         10% annual discount for estimated timing of cash flows                      (100,480)     (138,917)
                                                                                    ---------      --------
         Present value of future net cash flows before income taxes                   208,330       283,203
         Present value of future income tax expense                                      (781)      (21,027)
                                                                                    ---------      --------
         Standardized measure of discounted future net cash flows                     207,549       262,176

         Additional disclosures:
            Amounts attributable to volumetric production payments                     22,600        36,877
                                                                                    ---------      --------

            Total discounted future net cash flows, including amounts
            attributable to volumetric production payments                          $ 230,149       299,053
                                                                                    ---------      --------
                                                                                    ---------      --------

Undiscounted future income tax expense was $1,348,000 at December 31, 1994 and $35,028,000 at December 31, 1993.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows. At December 31, 1995, Canadian disclosures represent amounts attributable to 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a 56% economic interest. All of the estimated reserves at December 31, 1994 and 1993 were in the United States.

                                                                          United
                                                                          States        Canada      Total
                                                                         --------      -------     -------
1995
- ----
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year                  $207,549            -     207,549

Changes resulting from:
     Sales of oil and gas, net of production costs                        (48,090)           -     (48,090)
     Net changes in prices and future production costs                     43,991            -      43,991
     Net changes in future development costs                               (3,392)           -      (3,392)
     Extensions, discoveries and improved recovery                          7,231            -       7,231
     Previously estimated development costs incurred during the period      7,633            -       7,633
     Revisions of previous quantity estimates                                 127            -         127
     Sales of reserves in place                                            (3,114)           -      (3,114)
     Purchases of reserves in place                                           865       30,853      31,718
     Accretion of discount on reserves at beginning of year before
         income taxes                                                      23,102            -      23,102
     Net change in income taxes                                            (8,075)      (1,763)     (9,838)
                                                                         --------      -------     -------
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                         227,827       29,090     256,917

Additional disclosures:
   Amounts attributable to volumetric production payments                   8,476            -       8,476
                                                                         --------      -------     -------
   Total discounted future net cash flows relating to proved
     oil and gas reserves, including amounts attributable to
     volumetric production payments, at end of year                      $236,303       29,090     265,393
                                                                         --------      -------     -------
                                                                         --------      -------     -------
   Proforma standardized measure of discounted future net
     cash flows, including amounts attributable to
     volumetric production payments, after giving effect to
     the Canadian Forest acquisition (see Note 2)                        $236,303      105,849     342,152
                                                                         --------      -------     -------
                                                                         --------      -------     -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
- --------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                         1994         1993
                                                                                       --------      -------
                                                                                          (In Thousands)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year                                $262,176      190,971

Changes resulting from:
     Sales of oil and gas, net of production costs                                      (69,607)     (59,572)
     Net changes in prices and future production costs                                  (80,526)     (22,010)
     Net changes in future development costs                                              7,432      (18,724)
     Extensions, discoveries and improved recovery                                       10,817       15,322
     Previously estimated development costs incurred during the period                   10,000       13,424
     Revisions of previous quantity estimates                                            16,840       25,262
     Sales of reserves in place                                                         (10,630)     (28,802)
     Purchases of reserves in place                                                       8,467      127,418
     Accretion of discount on reserves at beginning of year before
         income taxes                                                                    32,334       24,558
     Net change in income taxes                                                          20,246       (5,671)
                                                                                       --------      -------
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                                       207,549      262,176

Additional disclosures:
   Amounts attributable to volumetric production payments                                22,600       36,877
                                                                                       --------      -------
   Total discounted future net cash flows relating to proved
     oil and gas reserves, including amounts attributable to
     volumetric production payments, at end of year                                    $230,149      299,053
                                                                                       --------      -------
                                                                                       --------      -------

                                    PART III

For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 8, 1996, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning
Item 10 - Executive Officers of Registrant, see Part I - Item 4A.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)     (1)     Financial Statements

                        1.    Independent Auditors' Report

                        2. Consolidated Balance Sheets - December 31, 1995 and 1994

                        3. Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

                        4. Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

                        5. Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

                        6. Notes to Consolidated Financial Statements - Years ended December 31, 1995, 1994 and 1993

                (2)     Financial Statement Schedules

                        All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

                (3)     Exhibits - Forest shall, upon written request to Daniel
                        L. McNamara, Corporate Secretary of Forest, addressed to Forest Oil Corporation, 1600 Broadway, Suite 2200, Denver, CO 80202, provide copies of each of the following Exhibits:

Exhibit 3(i) Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

Exhibit 3(i)(a) Certificate of Amendment of the Restated Certificate of Incorporation dated as of July 20, 1995, incorporated herein by reference to
Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

Exhibit 3(i)(b) Certificate of Amendment of Restated Certificate of Incorporation dated as of July 26, 1995, incorporated herein by reference to
Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

Exhibit 3(i)(c) Certificate of Amendment of the Restated Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation's Registration Statement on Form S-2 (File No. 33-64949).

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

Exhibit 3(ii)(c) Amendment No. 9 to By-Laws dated as of May 15, 1995, incorporated herein by reference to Exhibit 3(ii)(c) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

Exhibit 3(ii)(d) Amendment No. 10 to By-Laws dated as of July 27, 1995, incorporated herein by reference to Exhibit 3(ii)(d) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

Exhibit 4.1 Indenture dated as of September 8, 1993 between Forest Oil Corporation and Shawmut Bank, Connecticut, (National Association), incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

*Exhibit 4.2             First Supplemental Indenture dated as of February 8,
1996 among Forest Oil Corporation, 611852 Saskatchewan Ltd. and Fleet National Bank of Connecticut (formerly known as Shawmut Bank, Connecticut, National Association, which was formerly known as The Connecticut Bank).

Exhibit 4.3 Loan Agreement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership dated as of December 28, 1993, incorporated herein by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation dated December 30, 1993 (File No. 0-4597).

Exhibit 4.4 First Amendment dated as of December 28, 1993 to the Loan Agreement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit
4.3 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1994 (File No. 0-4597).

Exhibit 4.5 Second Amendment dated as of July 27, 1995 to the Loan Agreement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated by reference to Exhibit 99.4 to Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

*Exhibit 4.6             Third Amendment dated January 24, 1996 to the Loan
Agreement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership.

Exhibit 4.7 Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of December 28, 1993 by and between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 4.2 to Form 8-K for Forest Oil Corporation dated December 30, 1993 (File No. 0-4597).

Exhibit 4.8 First Amendment dated as of June 15, 1994 to the Deed of Trust, Assignment of Production, Security Agreement and Financing Statement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 4.4 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1994 (File No. 0-4597).

Exhibit 4.9 Second Amendment effective as of July 27, 1995 to Deed of Trust, Assignment of Production, Security Agreement and Financing Statement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 99.9 to Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

Exhibit 4.10 Act of Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of December 28, 1993 between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 4.3 to Form 8-K for Forest Oil Corporation dated December 30, 1993 (File No. 0-4597).

Exhibit 4.11 Amended and Restated Credit Agreement dated as of August 31, 1995 between Forest Oil Corporation and Subsidiaries, Borrower and Subsidiary Guarantors and the Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1995 (File No. 0-4597).

Exhibit 4.12 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated as of December 1, 1993, incorporated herein by reference to Exhibit 4.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993.

Exhibit 4.13 Amendment No. 1 dated as of June 3, 1994 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to
Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

*Exhibit 4.14            Amendment No. 2 dated as of August 31, 1995 to the
Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent.

Exhibit 4.15 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

*Exhibit 4.16            Amendment No. 1 dated as of August 31, 1995 to Deed of
Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated June 3, 1994.

Exhibit 4.17 Warrant Agreement dated as of December 3, 1991 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as Warrant Agent (including Form of Warrant), incorporated herein by reference to
Exhibit 4.7 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-4597).

Exhibit 4.18 Rights Agreement between Forest Oil Corporation and Mellon Securities Trust Company, as Rights Agent dated as of October 14, 1993, incorporated herein by reference to Exhibit 4.3 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

Exhibit 4.19 Amendment No. 1 dated as of July 27, 1995 to Rights Agreement dated as of October 14, 1993 between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit
99.5 of Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

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

Exhibit 10.3 Form of non-qualified Executive Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for Forest Oil Corporation for the years ended December 31, 1990 (File No. 0-4597).

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

Exhibit 10.7 Letter Agreement with Richard B. Dorn relating to a revision to Exhibit 10.5, incorporated herein by reference to Exhibit 10.11 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-4597).

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

Exhibit 10.10 Shareholders Agreement dated as of July 27, 1995 between Forest Oil Corporation and The Anschutz Corporation incorporated by reference to Exhibit 99.7 to Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

Exhibit 10.11 Tranche A Warrant to Purchase 3,888,888 shares of Common Stock issued to The Anschutz Corporation dated July 27, 1995 incorporated by reference to Exhibit 99.6 to Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

*Exhibit 10.12           Shareholders Agreement dated as of January 24, 1996
between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership.

*Exhibit 10.13           Option dated July 27, 1995 from Joint Energy
Development Investments Limited Partnership to The Anschutz Corporation.

*Exhibit 10.14           Assumption of Option dated January 24, 1996 between
Forest Oil Corporation and The Anschutz Corporation.

*Exhibit 11              Computation of Earnings Per Share of Common Stock.
Forest Oil Corporation and Subsidiaries.

*Exhibit 21.1            List of Subsidiaries of the Registrant.

*Exhibit 23              Consent of KPMG Peat Marwick LLP.

*Exhibit 24              Powers of Attorney of the following Officers and
Directors: Philip F. Anschutz, Robert S. Boswell, Richard J. Callahan, Dale F. Dorn, William L. Dorn, David H. Keyte, James H. Lee, Craig D. Slater, Joan C. Sonnen, Drake S. Tempest, Michael B. Yanney.

*Exhibit 27              Financial Data Schedule


- -------------------

*        filed herewith.

                  (b)     Reports on Form 8-K
                          The following reports on Form 8-K were filed by Forest during the last quarter of 1995:

Date of Report            Item Reported         Financial Statements Filed
- --------------            -------------         --------------------------
October 11, 1995              Item 5                       None
December 12, 1995             Item 5                       None
December 20, 1995             Item 5                       None
December 29, 1995             Item 5                       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FOREST OIL CORPORATION
                                           (Registrant)


Date: March 29, 1996                   By:    /s/ Daniel L. McNamara
                                           ------------------------------
                                                Daniel L. McNamara
                                                    Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  Signatures                    Title                                    Date
  ----------                    -----                                    ----
Robert S. Boswell*      President and Chief Executive Officer        March 29, 1996
(Robert S. Boswell)        (Principal Executive Officer)

David H. Keyte*         Vice President and Chief Financial Officer   March 29, 1996
(David H. Keyte)           (Principal Financial Officer)

Joan C. Sonnen*                     Controller
(Joan C. Sonnen)            (Chief Accounting Officer)               March 29, 1996
                             Directors of the Registrant             March 29, 1996

Philip F. Anschutz*
(Philip F. Anschutz)

Robert S. Boswell*
(Robert S. Boswell)


Richard J. Callahan*
(Richard J. Callahan)

Dale F. Dorn*
(Dale F. Dorn)

William L. Dorn*
(William L. Dorn)

James H. Lee*
(James H. Lee)

Craig D. Slater*
(Craig D. Slater)

Drake S. Tempest*
(Drake S. Tempest)

  Signatures                    Title                                    Date
  ----------                    -----                                    ----
                              Directors of the Registrant            March 29, 1996
Michael B. Yanney*
(Michael B. Yanney)



*By    /s/ Daniel L. McNamara                                        March 29, 1996
    ---------------------------
    Daniel L. McNamara
    (as attorney-in-fact for
    each of the persons indicated)