Form 10-Q
period 1996-03-31
FOREST OIL CORP
filed 1996-05-15
CIK 38079

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes  X    No
         ---      ---

                                               NUMBER OF SHARES
                                                  OUTSTANDING
TITLE OF CLASS OF COMMON STOCK                  APRIL 30, 1996
- ------------------------------                 ----------------
Common Stock, Par Value $.10 Per Share            24,533,614

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FOREST OIL CORPORATION
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                                              PRO FORMA
                                                                MARCH 31,    DECEMBER 31,  DECEMBER 31,
                                                                  1996           1995          1995
                                                                ---------   ------------   ------------
                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                     $   5,437      3,287              3,287
  Accounts receivable                                              45,867     35,763             17,395
  Other current assets                                              3,740      4,612              2,557
                                                                ---------    ---------        ---------
      Total current assets                                         55,044     43,662             23,239

Net property and equipment, at cost                               416,635    429,584            277,599

Investment in affiliate                                            11,499     11,301             11,301

Goodwill and other intangible assets, net                          31,234     24,539                 -

Other assets                                                        8,826      8,904              8,904
                                                                ---------    ---------          --------
                                                                $ 523,238    517,990            321,043
                                                                ---------    ---------          --------
                                                                ---------    -------            -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                $   3,389      2,055              2,055
  Current portion of long-term debt                                 1,820      2,263              2,263
  Current portion of gas balancing liability                        4,000      4,700              4,700
  Accounts payable                                                 45,810     37,561             17,456
  Accrued interest                                                  1,974      4,219              4,029
  Other current liabilities                                         3,332      1,917              1,917
                                                                ---------    ---------          --------
      Total current liabilities                                    60,325     52,715             32,420

Long-term debt                                                    198,306    192,848            193,879
Gas balancing liability                                             4,127      3,841              3,841
Other liabilities                                                  24,268     25,824             23,298
Deferred revenue                                                   12,211     15,137             15,137
Deferred income taxes                                              33,476     38,502                  -

Minority interest                                                   8,247      8,882              8,171

Shareholders' equity:
  Preferred stock                                                  24,345     24,359             24,359
  Common stock                                                      2,453      2,280              1,066
  Capital surplus                                                 373,067    366,431            241,241
  Common shares to be issued in debt restructuring                      -      6,073              6,073
  Accumulated deficit                                            (217,881)  (217,495)          (217,495)
  Foreign currency translation                                        294     (1,407)            (1,407)
  Treasury stock, at cost                                               -          -             (9,540)
                                                                ---------   --------           ---------
      Total shareholders' equity                                  182,278    180,241             44,297
                                                                ---------    ---------         ---------
                                                                $ 523,238    517,990            321,043
                                                                ---------    ---------          --------
                                                                ---------    ---------          --------


   See accompanying notes to condensed consolidated financial statements.

                           FOREST OIL CORPORATION
        Condensed Consolidated Statements of Production and Operations
                                 (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                 ----------------------
                                                                 MARCH 31,    MARCH 31,
                                                                   1996         1995
                                                                 ---------    ---------
                                                            (IN THOUSANDS EXCEPT PRODUCTION
                                                                 AND PER SHARE AMOUNTS)
PRODUCTION
 Gas, including deliveries under volumetric production
  payments (mmcf)                                                  9,242        9,297
                                                                 -------      -------
                                                                 -------      -------
 Oil, condensate and natural gas liquids (thousands of barrels)      623          349
                                                                 -------      -------
                                                                 -------      -------
STATEMENTS OF CONSOLIDATED OPERATIONS
 Revenue:
   Marketing and processing                                      $32,747           70
   Oil and gas sales:
    Gas                                                           17,934       16,735
    Oil, condensate and natural gas liquids                        9,725        5,504
                                                                 -------      -------
      Total oil and gas sales                                     27,659       22,239

   Miscellaneous, net                                                464           52
                                                                 -------      -------
      Total revenue                                               60,870       22,361

 Expenses:
   Marketing and processing                                       30,179            -
   Oil and gas production                                          7,487        5,309
   General and administrative                                      2,730        2,100
   Interest                                                        5,797        5,794
   Depreciation and depletion                                     12,938       12,309
                                                                 -------      -------
      Total expenses                                              59,131       25,512
                                                                 -------      -------
 Income (loss) before income taxes                                 1,739       (3,151)

 Income tax expense (benefit):
   Current                                                         1,114           (7)
   Deferred                                                          966            -
                                                                 -------      -------
                                                                   2,080           (7)

 Minority interest in earnings of subsidiary                          45            -

 Net loss                                                        $  (386)      (3,144)
                                                                 -------      -------
                                                                 -------      -------
 Weighted average number of common shares outstanding             20,628        5,647
                                                                 -------      -------
                                                                 -------      -------
 Net loss attributable to common stock                           $  (926)      (3,684)
                                                                 -------      -------
                                                                 -------      -------
 Primary and fully diluted net loss per common share             $  (.04)        (.65)
                                                                 -------      -------
                                                                 -------      -------


    See accompanying notes to condensed consolidated financial statements.

                           FOREST OIL CORPORATION
               Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                              -----------------------
                                                                              MARCH 31,     MARCH 31,
                                                                                 1996         1995
                                                                              ---------     ---------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
 Net loss                                                                     $    (386)      (3,144)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and depletion                                                  12,938       12,309
     Deferred tax expense                                                           966            -
     Minority interest in earnings of subsidiary                                     45            -
     Other, net                                                                     830          771
     (Increase) decrease in accounts receivable                                  (7,433)       5,254
     (Increase) decrease in other current assets                                    392         (995)
     Increase (decrease) in accounts payable                                      4,781       (7,323)
     Decrease in accrued interest and other current liabilities                  (1,551)      (2,495)
     Amortization of deferred revenue                                            (2,926)      (6,620)
                                                                              ---------     --------
         Net cash provided (used) by operating activities                         7,656       (2,243)
Cash flows from investing activities:
 Capital expenditures for property and equipment                                (11,004)      (7,064)
 Proceeds of sales of property and equipment                                      1,633           28
 Cash paid for acquisition of subsidiary:
     Property and equipment                                                    (113,972)           -
     Goodwill and other intangible assets                                       (24,684)           -
     Noncash working capital                                                      1,258            -
     Long-term assets and liabilities, net                                        1,212            -
 Increase in other assets, net                                                     (437)        (181)
                                                                              ---------     --------
         Net cash used by investing activities                                 (145,994)      (7,217)
Cash flows from financing activities:
 Proceeds from bank borrowings                                                   59,299       23,500
 Repayments of bank borrowings                                                  (55,682)     (11,500)
 Proceeds from common stock offering, net of costs                              136,590            -
 Repayments of nonrecourse secured loan                                               -         (624)
 Repayments of production payment obligation                                     (1,119)        (630)
 Payment of preferred stock dividends                                                 -         (540)
 Increase (decrease) in cash overdraft                                            1,334       (1,864)
 Increase (decrease) in other liabilities, net                                       24          (76)
                                                                              ---------     --------
         Net cash provided by financing activities                              140,446        8,266

Effect of exchange rate changes on cash                                              42            1
                                                                              ---------     --------

Net increase (decrease) in cash and cash equivalents                              2,150       (1,193)

Cash and cash equivalents at beginning of period                                  3,287        2,869
                                                                              ---------     --------

Cash and cash equivalents at end of period                                    $   5,437        1,676
                                                                              ---------     --------
                                                                              ---------     --------

Cash paid during the period for:
 Interest                                                                     $   8,201        8,185
                                                                              ---------     --------
                                                                              ---------     --------
 Income taxes                                                                 $     809           -
                                                                              ---------     --------
                                                                              ---------     --------


    See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
            Notes to Condensed Consolidated Financial Statements
                 Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

(2)  Acquisitions

     On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $23,700,000. In the transaction, Forest received from Saxon 32,000,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN.

     The Forest common shares held by Saxon were recorded as treasury stock on Forest's consolidated balance sheet at December 31, 1995. In January 1996, Saxon sold these shares in a public offering of Forest common stock (the 1996 Public Offering) and used the proceeds to reduce its bank debt.

     On January 31, 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta for approximately $136,000,000 including acquisition costs of approximately $1,000,000. The purchase was funded by the net proceeds of the 1996 Public Offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest).

     As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

     The consolidated balance sheet of Forest includes the accounts of Saxon at December 31, 1995. The pro forma consolidated balance sheet at December 31, 1995 gives effect to the 1996 Public Offering and the Canadian Forest acquistion as if both had occurred on that date.

     The consolidated statement of operations includes the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information assumes that the common stock offering and the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995:

                                                                 PRO FORMA
                                                             THREE MONTHS ENDED
                                                          ------------------------
                                                           MARCH 31,     MARCH 31,
                                                             1996          1995
                                                          ----------    ----------
                                                                (IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
          Revenue:
           Marketing and processing                       $47,247       35,372
           Oil and gas sales                               31,336       34,399
           Miscellaneous, net                                 431          272
                                                          -------       ------
             Total revenue                                $79,014       70,043
                                                          -------       ------
                                                          -------       ------
           Net loss                                       $    (6)      (2,630)
                                                          -------       ------
                                                          -------       ------
           Primary and fully diluted loss per share       $  (.02)        (.15)
                                                          -------       ------
                                                          -------       ------

(3)  Common Stock Offering

     On January 31, 1996, 13,200,000 shares of common stock were sold for $11.00 per share in the 1996 Public Offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest and Saxon from the issuance of shares totalled approximately $136,590,000 after deducting issuance costs and underwriting fees.

(4)  Net Property and Equipment

     The components of net property and equipment are as follows:

                                              MARCH 31,       DECEMBER 31,
                                                1996              1995
                                             ----------       -----------
                                                    (IN THOUSANDS)
     Oil and gas properties                  $1,367,684         1,216,027
     Buildings, transportation and
      other equipment                            10,497            10,502
                                             ----------        ----------
                                              1,378,181         1,226,529

     Less accumulated depreciation,
      depletion and valuation allowance         961,546           948,930
                                             ----------        ----------
                                             $  416,635           277,599
                                             ----------        ----------
                                             ----------        ----------

(5)  Long-term Debt

     The components of long-term debt are as follows:

                                              MARCH 31,       DECEMBER 31,
                                                1996              1995
                                             ----------       -----------
                                                    (IN THOUSANDS)
     Credit Facility                          $    500           23,800
     Canadian Credit Facility                   38,206                -
     Saxon Credit Facility                       6,163           16,437
     Nonrecourse secured loan                   40,779           40,322
     Production payment obligation              15,099           16,218
     11-1/4% Subordinated debentures            99,379           99,365
                                              --------         --------
                                               200,126          196,142
     Less current portion                       (1,820)          (2,263)
                                              --------         --------
          Long-term debt                      $198,306          193,879
                                              --------         --------
                                              --------         --------

(6)  Earnings (Loss) Per Share

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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and
     (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the three months ended March 31, 1996 and 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

NET LOSS

     The net loss for the first three months of 1996 was $386,000 or $.04 per common share compared to a net loss of $3,144,000 or $.65 per common share in the first three months of 1995. The improved results for the first three months of 1996 were attributable primarily to higher prices received for natural gas, increased liquids production as a result of the acquisitions of Saxon Petroleum Inc. (Saxon) and Canadian Forest Oil Ltd. (Canadian Forest) which were completed in December 1995 and January 1996, respectively, and the contribution made by Forest's Canadian marketing and processing subsidiary (ProMark) that was also acquired in January 1996. Decreased oil and natural gas volumes and lower natural gas prices in the first three months of 1995 contributed to the 1995 loss.

REVENUE

     In the first quarter of 1996, the Company recorded $32,747,000 of marketing and processing revenue, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     The Company's oil and gas sales revenue increased by 24% to $27,659,000 in the first quarter of 1996 from $22,239,000 in the first quarter of 1995. Production volumes for natural gas were approximately the same in the first three months of 1996 and 1995 because anticipated production declines in the United States were offset by production increases associated with the newly-acquired Canadian properties. Oil and gas sales revenue includes the results for Canadian Forest for only the months of February and March 1996. The average sales price received for natural gas in the first quarter of 1996 increased 8% compared to the average sales price received in the corresponding 1995 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 79% higher in the first quarter of 1996 than in the first quarter of 1995 because anticipated production declines in the United States were more than offset by production increases attributable to the Canadian properties. The average sales price received by the Company for its liquids production during the first three months of 1996 was approximately the same as the price received during the comparable 1995 period.

     Production volumes and weighted average sales prices during the periods were as follows:

                                                           THREE MONTHS ENDED
                                          ---------------------------------------------------
                                                        MARCH 31,                  MARCH 31,
                                                          1996                       1995
                                          ----------------------------------    -------------
                                          UNITED STATES     CANADA     TOTAL    UNITED STATES
                                          -------------     ------     -----    -------------
  NATURAL GAS
   Total production (MMCF) (1)                6,425          2,817     9,242        9,297
   Sales price received (per MCF)            $ 2.36           1.69      2.16         1.61
   Effects of energy swaps (per MCF) (2)       (.31)             -      (.22)         .19
                                             ------          -----     -----        -----
   Average sales price (per MCF)             $ 2.05           1.69      1.94         1.80

  LIQUIDS
  Oil and condensate:
   Total production (MBBLS) (3)                 236            298       534          334
   Sales price received (per BBL)            $17.12          17.60     17.38        16.21
   Effects of energy swaps (per BBL) (2)      (1.19)          (.41)     (.75)        (.41)
                                             ------          -----     -----        -----

   Average sales price (per BBL)             $15.93          17.19     16.63        15.80

  Natural gas liquids:
   Total production (MBBLS)                      17             72        89           15
   Average sales price (per BBL)             $ 9.06           9.58      9.48        15.50

  Total liquids production (MBBLS)              253            370       623          349
  Average sales price (per BBL)              $15.46          15.71     15.61        15.79

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 1,214 MMCF and 2,955 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 13% and 32% of total natural gas production in 1996 and 1995, respectively.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 2,453 MMCF and 3,948 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 240,000 barrels and 120,000 barrels for 1996 and 1995, respectively.

(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.

EXPENSES

     In the first quarter of 1996 the Company recorded $30,179,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     Oil and gas production expense of $7,487,000 in the first quarter of 1996 increased 41% from $5,309,000 in the comparable period of 1995 due primarily to production expenses associated with newly-acquired Canadian properties. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 23% in the first quarter of 1996 to $.58 per MCFE from $.47 per MCFE in the first quarter of 1995. The increase is due to higher per-unit costs in the United States where fixed costs are being allocated over a lower production base. In addition, there are several fields where operating costs are being incurred in order to hold leases pending completion of capital projects; recording these production costs concurrently with disproportionately low production volumes caused reported production costs to increase by approximately $.03 per MCFE.

     General and administrative expense was $2,730,000 in the first quarter of 1996, an increase of 30% from $2,100,000 in the comparable period of 1995. Total overhead costs (capitalized and expensed general and administrative costs) of $4,544,000 in the first quarter of 1996 increased 21% from $3,743,000 in the comparable period of 1995. The increase is due to the addition of Canadian operations, which increased Forest's salaried workforce to 184 at March 31, 1996 compared to 115 at December 31, 1995.

     The following table summarizes the total overhead costs incurred during the periods.

                                                THREE MONTHS ENDED
                                               MARCH 31,   MARCH 31,
                                                 1996        1995
                                               ---------   ---------
                                                  (IN THOUSANDS)
          Overhead costs capitalized            $1,814       1,643
          General and administrative costs
           expensed                              2,730       2,100
                                                ------       -----
            Total overhead costs                $4,544       3,743
                                                ------       -----
                                                ------       -----

     Interest expense was $5,797,000 and $5,794,000 in the first quarter of 1996 and 1995, respectively.

     Depreciation and depletion expense increased 5% to $12,938,000 in the first quarter of 1996 from $12,309,000 in the first quarter of 1995. On a per-unit basis, depletion expense was approximately $.96 per MCFE in the first three months of 1996 compared to $1.07 per MCFE in the corresponding
1995 period. The decrease in per unit depletion expense is the result of first quarter discoveries of oil and gas in the United States and the lower than average cost of reserves acquired in Canada. At March 31, 1996, the Company had undeveloped properties with a cost basis of approximately $46,000,000 which were excluded from depletion, compared to $26,000,000 at March 31, 1995. The increase is due primarily to the acquisition of undeveloped properties in the Canadian Forest purchase.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first three months of 1996 or 1995. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

CHANGES IN ACCOUNTING

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Oil and gas properties accounted for under the full cost method of accounting are excluded from the scope of SFAS No. 121, but will continue to be subject to the ceiling test limitation. SFAS No. 121 requires that impairment losses be recorded on other long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 effective January 1, 1996. The effect of such adoption was not material.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company adopted SFAS No. 123 effective January 1, 1996, and will continue to use the measurement method prescribed by APB Opinion 25, as permitted under SFAS No. 123. The Company will include the pro forma disclosures required by SFAS No. 123 in the notes to future financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, the Company took various steps and committed to various actions to improve its liquidity and capital resources. In early 1995, in response to market conditions, the Company reduced its general and administrative expenditures through a workforce reduction effective March 1, 1995.

In addition, the Company reduced its capital expenditures during the first six months of 1995. In July 1995, the Company received $45,000,000 of equity capital from The Anschutz Corporation (Anschutz) and restructured $62,400,000 of indebtedness to Joint Energy Development Investments Limited Partnership
(JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron).

     In December 1995 and January 1996, the Company completed the acquisitions of Saxon and Canadian Forest. For a description of these transactions, see Note 2 of Notes to Condensed Consolidated Financial Statements.

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing. On January 31, 1996, the Company issued 13,200,000 shares of Common Stock for $11.00 per share in a public offering. Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees and were used, along with an additional approximately $8,300,000 drawn from the Company's Credit Facility, to complete the purchase of Canadian Forest. The net proceeds to Saxon of approximately $11,046,000 were used to reduce its bank debt.

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

     The following summary table reflects comparative cash flows for the Company for the periods ended March 31, 1996 and 1995. Funds provided by operations consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items, proceeds from volumetric production payments and amortization of deferred revenue. This information is being presented in accordance with industry practice and is not intended to be a substitute for cash provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.

                                                      MARCH 31,  MARCH 31,
                                                        1996      1995
                                                      --------   --------
                                                         (IN THOUSANDS)
   Funds provided by operations                      $  14,393     9,936
   Net cash provided (used) by operating activities      7,656    (2,243)
   Net cash used by investing activities              (145,994)   (7,217)
   Net cash provided by financing activities           140,446     8,266

     Higher prices received for natural gas, increased liquids production as a result of the Saxon and Canadian Forest acquisitions and the contribution made by ProMark resulted in a 45% increase in funds provided by operations to $14,393,000 in the first quarter of 1996 from $9,936,000 in the first quarter of 1995. Net cash provided by operating activities increased to $7,656,000 in the first quarter of 1996 compared to a net use of cash for operating activities of $2,243,000 in the first quarter of 1995, also due to the higher natural gas prices, increased liquid production and ProMark's marketing and processing income. The Company used $145,994,000 for investing activities in the first quarter of 1996 compared to $7,217,000 in the comparable period of the prior year. The increase is due primarily to the Canadian Forest acquisition. Cash provided by financing activities was $140,446,000 in the first quarter of 1996 compared to $8,266,000 in the comparable period of the prior year. The increase is due primarily to the net proceeds received from the 1996 Public Offering.

HEDGING PROGRAM

     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At March 31, 1996, the Company had natural gas swaps and collars for an aggregate of approximately 35 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1996 at fixed prices ranging from $1.14 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C" ) basis to $2.37 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 17 BBTU per day of natural gas during 1997 at fixed prices ranging from $1.14 (AECO "C" basis) to $2.54 (NYMEX basis) per MMBTU. At March 31, 1996 the Company had oil swaps for an aggregate of 2,186 barrels per day of oil during the remainder of 1996 at fixed prices ranging from $16.60 to $19.14 (NYMEX basis). The Company currently has no material oil swaps in place for 1997.

CAPITAL EXPENDITURES

    The Company's expenditures for property acquisition, exploration and development for the first three months of 1996 and 1995 were as follows:

                                              THREE MONTHS ENDED
                                            ------------------------
                                             MARCH 31,    MARCH 31,
                                               1996         1995
                                            -----------  -----------
                                                 (IN THOUSANDS)
   Property acquisition costs:
      Proved properties                      $   382           51
      Undeveloped properties                       -            -
                                             -------        -----
                                                 382           51

   Exploration costs:
      Direct costs                             4,887        3,254
      Overhead capitalized                       454           98
                                             -------        -----
                                               5,341        3,352

   Development costs:
      Direct costs                             3,820        2,084
      Overhead capitalized                     1,360        1,545
                                             -------        -----
                                               5,180        3,629
                                             -------        -----
                                             $10,903        7,032
                                             -------        -----
                                             -------        -----

     The Company's 1996 budgeted expenditures for exploration and development are approximately $19,500,000 and $33,700,000, respectively, including capitalized overhead of approximately $7,000,000.

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

BANK CREDIT FACILITIES

     CREDIT FACILITY. The Company has a secured credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Under the Credit Facility as amended, the Company may borrow up to $40,000,000 for working capital and/or general corporate purposes. The borrowing base is subject to formal redeterminations semi-annually, but may be changed at the banks' discretion at any time.

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries. The maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At March 31, 1996 the outstanding balance under this facility was $500,000 after use of proceeds from the Canadian Credit Facility (described below) to reduce the principal balance outstanding under the Credit Facility. The Company has also used the facility for a $1,500,000 letter of credit.

     CANADIAN CREDIT FACILITY. On February 8, 1996 a newly-formed Canadian subsidiary of Forest entered into a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The initial borrowing base under the Canadian Credit

Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The Canadian Credit Facility has a three-year term and is indirectly secured by substantially all the assets of Canadian Forest.
 Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At March 31, 1996, the outstanding balance under this facility was $51,651,000 CDN. The Company has also used this facility for a $3,081,000 CDN letter of credit.

     SAXON LOAN. Saxon has a demand revolving credit facility with a borrowing base of $22,000,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At March 31, 1996 the outstanding balance under this facility was $8,850,000 CDN.

OTHER FINANCING

     VOLUMETRIC PRODUCTION PAYMENTS. Under the terms of volumetric production payments, the Company is required to deliver the scheduled volumes from the subject properties or to make a cash payment for volumes produced but not delivered, in combination not to exceed a specified percentage of monthly production. If production levels are not sufficient to meet scheduled delivery commitments, the Company must account for and make up such shortages, at market-based prices, from future production. Amounts received for volumetric production payments are recorded as deferred revenue, which is amortized as sales are recorded based upon the scheduled deliveries under the production payment agreements. As of March 31, 1996, the volumes remaining to be delivered were approximately 5 BCF of natural gas and 53,000 barrels of oil, and the related deferred revenue was $12,211,000.

     NONRECOURSE SECURED LOAN. Under the terms of a nonrecourse secured loan from JEDI, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties. The outstanding loan balance as of March 31, 1996 was $40,779,000. Properties to which approximately 12% of the Company's estimated proved reserves are attributable, on an MCFE equivalent basis, are dedicated to repayment of the nonrecourse secured loan.

     PRODUCTION PAYMENT. Under the terms of a production payment obligation, the Company must make a monthly cash payment based on net proceeds from the subject properties. This obligation has been recorded at a discount to reflect a market rate of interest. At March 31, 1996 the remaining principal amount was $19,671,000 and the recorded liability was $15,099,000.
Properties to which approximately 3% of the Company's estimated proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

DIVIDENDS

     On February 1, 1996, a stock dividend of .013605 shares of Common Stock on each share of its $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1996. On February 22, 1996 the Board of Directors declared a dividend of 0.017863 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock, payable May 1, 1996 to holders of record on April 10, 1996. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING

     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first three months of 1996 to approximately 4.6 BCF from approximately 5 BCF at December 31, 1995. At March 31, 1996 the undiscounted value of this imbalance is approximately $8,127,000, of which $4,000,000 is reflected on the balance sheet as a short-term liability and the remaining $4,127,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting held on January 5, 1996, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split that resulted in the reclassification of each five (5) shares of Common Stock held into one
(1) share, and authorized a reduction in the stated capital of the Company.

     The shareholders voted 29,126,658 shares in favor of the amendment of the Restated Certificate of Incorporation to effect the reverse stock split and authorized a reduction in the stated capital of the Company. 1,889,271 votes were cast against the amendment and 22,506 votes abstained. There were no broker non-votes.

     Under New York law and the Company's Bylaws, abstentions and broker non-votes have no effect on the outcome of the vote on any of the matters considered at the Special Meeting. A broker non-vote occurs if a broker or other nominee did not have discretionary authority and did not receive instructions with respect to a particular item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 4.2 First Supplemental Indenture dated as of February 8, 1996 among Forest Oil Corporation, 611852 Saskatchewan Ltd. and Fleet National Bank of Connecticut (formerly known as Shawmut Bank, Connecticut, National Association, which was formerly known as The Connecticut Bank), incorporated herein by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 4.6 Third Amendment dated January 24, 1996 to the Loan Agreement between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 10.12 Shareholders Agreement dated as of January 24, 1996 between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 21, 1995 (File No. 0-4597).

Exhibit 10.14 Assumption of Option dated January 24, 1996 between Forest Oil Corporation and The Anschutz Corporation, incorporated herein by reference to
Exhibit 10.14 to Form 10-K for the year ended December 31, 1995 (File No.
0-4597).

*Exhibit 11    Forest Oil Corporation and Subsidiaries - Calculation of
Earnings per Share of Common Stock.

*Exhibit 27    Financial Data Schedule.

* Filed with this report.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed by Forest during the first quarter of 1996:

     DATE OF REPORT      ITEM REPORTED       FINANCIAL STATEMENTS FILED
     --------------      -------------       --------------------------
     January 24, 1996         Item 5              None
     January 31, 1996         Item 5              None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FOREST OIL CORPORATION
                                         (Registrant)



Date: May 13, 1996                 /s/ DANIEL L. MCNAMARA
                              ------------------------------------
                                       Daniel L. McNamara
                                 Corporate Counsel and Secretary
                              (Signed on behalf of the registrant)


                                     /s/ DAVID H. KEYTE
                              ------------------------------------
                                         David H. Keyte
                                    Vice President and Chief
                                        Financial Officer
                                  (Principal Financial Officer)