Form 10-Q
period 1996-06-30
FOREST OIL CORP
filed 1996-08-14
CIK 38079

- --------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                               FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     Yes   X    No
         -----     -----

                                                           Number of Shares
                                                             Outstanding
Title of Class of Common Stock                              August 1, 1996
- ------------------------------                             ----------------
Common Stock, Par Value $.10 Per Share                         26,850,671

- --------------------------------------------------------------------------------

                       PART I.  FINANCIAL INFORMATION

                         FOREST OIL CORPORATION
                   Condensed Consolidated Balance Sheets
                                (Unaudited)

                                                    Pro Forma
                                        June 30,   December 31,   December 31,
                                          1996         1995           1995
                                        --------   ------------   ------------
                                                  (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents          $  4,176     3,287           3,287
     Accounts receivable                  44,104    35,763          17,395
     Other current assets                  3,636     4,612           2,557
                                        --------   -------         -------

          Total current assets            51,916    43,662          23,239

Net property and equipment, at cost      418,278   429,584         277,599

Investment in affiliate                   11,307    11,301          11,301

Goodwill and other intangible assets,
  net                                     30,617    24,539              --

Other assets                               8,716     8,904           8,904
                                        --------   -------         -------
                                        $520,834   517,990         321,043
                                        ========   =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                     $  1,010     2,055           2,055
     Current portion of long-term debt     1,507     2,263           2,263
     Current portion of gas balancing
       liability                           2,730     4,700           4,700
     Accounts payable                     48,066    37,561          17,456
     Accrued interest                      5,233     4,219           4,029
     Other current liabilities             2,418     1,917           1,917
                                        --------   -------         -------

          Total current liabilities       60,964    52,715          32,420

Long-term debt                           201,886   192,848         193,879
Gas balancing liability                    3,328     3,841           3,841
Other liabilities                         24,366    25,824          23,298
Deferred revenue                           9,985    15,137          15,137
Deferred income taxes                     33,124    38,502              --

Minority interest                          8,644     8,882           8,171

Shareholders' equity:
     Preferred stock                      24,345     24,359         24,359
     Common stock                          2,460      2,280          1,066
     Capital surplus                     372,659    366,431        241,241
     Common shares to be issued in
       debt restructuring                     --      6,073          6,073
     Accumulated deficit                (220,783)  (217,495)      (217,495)
     Foreign currency translation           (144)    (1,407)        (1,407)
     Treasury stock, at cost                  --         --         (9,540)
                                        --------   --------       --------
          Total shareholders' equity     178,537    180,241         44,297
                                        --------   --------       --------
                                        $520,834   517,990         321,043
                                        ========   =======         =======

See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
     Condensed Consolidated Statements of Production and Operations
                                (Unaudited)


                                                      Three Months Ended            Six Months Ended
                                                   -----------------------       ------------------------
                                                      June 30,   June 30,          June 30,    June 30,
                                                       1996        1995              1996        1995
                                                     ---------   --------          --------    --------
                                                   (In Thousands Except Production and Per Share Amounts)
PRODUCTION
     Gas, including deliveries under volumetric
          production payments (mmcf)                  10,202      8,640             19,444      17,937
                                                     =======     ======            =======     =======
     Oil, condensate and natural gas
          liquids (thousands of barrels)                 610        302              1,233         651
                                                     =======     ======            =======     =======

STATEMENTS OF CONSOLIDATED OPERATIONS
     Revenue:
       Marketing and processing                      $50,842         --             83,589          --
       Oil and gas sales:
         Gas                                          17,533     15,267             35,467      32,002
         Oil, condensate and natural gas liquids      11,330      5,122             21,055      10,696
                                                     -------    -------            -------     -------

           Total oil and gas sales                    28,863     20,389             56,522      42,698

     Miscellaneous, net                                 (161)       161                303         213
                                                     -------    -------            -------     -------
           Total revenue                              79,544     20,550            140,414      42,911

     Expenses:
       Marketing and processing                       48,986         --             79,165          --
       Oil and gas production                          8,369      5,888             15,856      11,197
       General and administrative                      3,607      1,761              6,337       3,861
       Interest                                        6,423      6,627             12,220      12,421
       Depreciation and depletion                     14,051     11,089             26,989      23,398
                                                     -------    -------           --------     -------
           Total expenses                             81,436     25,365            140,567      50,877
                                                     -------    -------           --------     -------

Income (loss) before income taxes and
     minority interest                                (1,892)    (4,815)              (153)     (7,966)

Income tax (expense) benefit                          (1,225)        --             (3,305)           7

Minority interest in loss of subsidiary                  216         --                171           --
                                                     -------    -------           --------     --------
Net loss                                             $(2,901)    (4,815)            (3,287)      (7,959)
                                                     =======    =======           ========     ========
Weighted average number of common shares
     outstanding                                      24,576      5,694             22,477        5,670
                                                     =======    =======           ========     ========
Net loss attributable to common stock                $(3,441)    (5,355)            (4,367)      (9,039)
                                                     =======    =======           ========     ========
Primary and fully diluted loss per common share       $ (.14)      (.94)              (.19)       (1.59)
                                                     =======    =======           ========     ========

See accompanying notes to condensed consolidated financial statements.

                                 FOREST OIL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                            Six Months Ended
                                                          ----------------------
                                                          June 30,      June 30,
                                                           1996           1995
                                                          ---------     --------
                                                               (In Thousands)
Cash flows from operating activities:
     Net loss                                             $  (3,287)     (7,959)
     Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
          Depreciation and depletion                         26,989      23,398
          Deferred income tax expense                           738          --
          Minority interest in loss of subsidiary              (171)         --
          Other, net                                          1,556       1,192
          (Increase) decrease in accounts receivable         (5,771)      4,262
          Decrease in other current assets                      488          46
          Increase (decrease) in accounts payable             5,764     (12,262)
          Increase in accrued interest and other current
            liabilities                                         799          80
          Amortization of deferred revenue                   (5,152)    (12,330)
                                                           --------    --------
               Net cash provided (used) by operating
                  activities                                 21,953      (3,573)

Cash flows from investing activities:
     Capital expenditures for property and equipment        (27,490)     (9,966)
     Proceeds of sales of property and equipment              2,965       2,750
     Acquisition of subsidiary:
          Property and equipment                           (113,972)         --
          Goodwill and other intangible assets              (24,684)         --
          Noncash working capital                             1,258          --
          Long-term assets and liabilities, net               1,207          --
     Increase in other assets, net                             (511)     (1,354)
                                                           --------     -------
                Net cash used by investing activities      (161,227)     (8,570)

Cash flows from financing activities:
     Proceeds from bank borrowings                          118,704      40,200
     Repayments of bank borrowings                         (111,814)    (35,600)
     Proceeds of convertible note                                --       9,900
     Proceeds from common stock offering, net of offering
       costs                                                136,591          --
     Repayments of nonrecourse secured loan                      --      (1,143)
     Repayments of production payment obligation             (1,589)     (1,249)
     Payment of preferred stock dividends                        --        (540)
     Decrease in cash overdraft                              (1,045)     (1,714)
     Increase (decrease) in other liabilities, net             (647)      2,729
                                                           --------     -------
                Net cash provided by financing activities   140,200      12,583

Effect of exchange rate changes on cash                         (37)         (3)
                                                           --------     -------
Net increase in cash and cash equivalents                       889         437

Cash and cash equivalents at beginning of period              3,287       2,869
                                                           --------     -------
Cash and cash equivalents at end of period                 $  4,176       3,306
                                                           ========     =======
Cash paid during the period for:
     Interest                                              $ 10,352      11,147
                                                           ========     =======
     Income taxes                                          $  1,492          --
                                                           ========     =======

See accompanying notes to condensed consolidated financial statements.

                              FOREST OIL CORPORATION
               Notes to Condensed Consolidated Financial Statements
                    Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of its operations for the six month periods ended June 30, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


(2)  Acquisitions

     On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) of Calgary, Alberta for approximately $23,700,000. In the transaction, Forest received from Saxon 32,000,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN.

     The Forest common shares held by Saxon were recorded as treasury stock on Forest's consolidated balance sheet at December 31, 1995. In January 1996, Saxon sold these shares in a public offering of Forest common stock (the 1996 Public Offering) and used the proceeds to reduce its bank debt.

     On January 31, 1996 the Company acquired ATCOR Resources Ltd. (ATCOR) of Calgary, Alberta for approximately $136,000,000 including acquisition costs of approximately $1,000,000. The purchase was funded by the net proceeds of the 1996 Public Offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest).

     As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

     The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at June 30, 1996. The pro forma consolidated balance sheet at December 31, 1995 gives effect to the 1996 Public Offering and the Canadian Forest acquisition as if both had occurred on that date.

     The consolidated statement of operations includes the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information assumes that the common stock offering and the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995.


                                  Pro Forma Three Months   Pro Forma Six Months
                                      Ended June 30,           Ended June 30,
                                  ----------------------   --------------------
                                    1996          1995       1996        1995
                                  --------      --------   --------    --------
                                    (In Thousands, Except Per Share Amounts)
     Revenue:
       Marketing and processing   $49,730         28,154     96,977      63,526
       Oil and gas sales           28,830         32,058     60,166      66,457
       Miscellaneous, net             357            (59)       788         213
                                  -------         ------    -------     -------
           Total revenue          $78,917         60,153    157,931     130,196
                                  =======         ======    =======     =======

     Net loss                     $(2,629)        (4,739)    (2,635)     (7,369)
                                  =======         ======    =======     =======
     Primary and fully diluted
       loss per share             $  (.13)          (.26)      (.15)       (.41)
                                  =======         ======    =======     =======


(3)  Common Stock Offering

     On January 31, 1996, 13,200,000 shares of common stock were sold for $11.00 per share in the 1996 Public Offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest and Saxon from the issuance of shares totalled approximately $136,590,000 after deducting issuance costs and underwriting fees.


(4)  Net Property and Equipment

     The components of net property and equipment are as follows:


                                                   June 30,        December 31,
                                                     1996              1995
                                                  ----------       ------------
                                                         (In Thousands)
     Oil and gas properties                       $1,382,736          1,216,027
     Buildings, transportation and
          other equipment                             10,606             10,502
                                                  ----------          ---------
                                                   1,393,342          1,226,529

     Less accumulated depreciation,
          depletion and valuation allowance          975,064            948,930
                                                  ----------          ---------
                                                  $  418,278            277,599
                                                  ==========          =========

(5)  Long-term Debt

     The components of long-term debt are as follows:


                                                     June 30,      December 31,
                                                      1996              1995
                                                    ---------      ------------
                                                          (In Thousands)
     U.S. Credit Facility                           $   5,300            23,800
     Canadian Credit Facility                          35,735                --
     Saxon Credit Facility                              6,978            16,437
     Nonrecourse secured loan                          41,358            40,322
     Production payment obligation                     14,629            16,218
     11-1/4% Senior Subordinated Notes                 99,393            99,365
                                                    ---------          --------
                                                      203,393           196,142
     Less current portion                              (1,507)           (2,263)
                                                    ---------          --------
           Long-term debt                           $ 201,886           193,879
                                                    =========          ========


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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and
     (iii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the six months ended June 30, 1996 and 1995.


(7)  Subsequent Event

     On August 1, 1996 The Anschutz Corporation exercised its option to purchase 2,250,000 shares of Forest's common stock for $26,200,000 or approximately $11.64 per share. The option was scheduled to expire on July 27, 1998. Proceeds received by Forest are expected to be used primarily to fund a portion of 1996 and 1997 capital expenditures.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS
     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to meet its stated business goals.


RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1996

NET LOSS
     The net loss for the second quarter of 1996 was $2,901,000 or $.14 per common share compared to a net loss of $4,815,000 or $.94 per common share in the second quarter of 1995. The improved results for the second quarter of 1996 were attributable primarily to increased natural gas and liquids production as a result of the acquisitions of Saxon Petroleum Inc. (Saxon) and Canadian Forest Oil Ltd. (Canadian Forest) which were completed in December 1995 and January 1996, respectively, and the contribution made by Forest's Canadian marketing and processing subsidiary (ProMark) that was also acquired in January 1996. Decreased oil and natural gas volumes and lower natural gas prices in the second quarter of 1995 contributed to the 1995 loss.

REVENUE
     In the second quarter of 1996, the Company recorded $50,842,000 of marketing and processing revenue, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     The Company's oil and gas sales revenue increased by 42% to $28,863,000 in the second quarter of 1996 from $20,389,000 in the second quarter of 1995. Production volumes for natural gas in the second quarter of 1996 increased 18% from the comparable 1995 period due primarily to production increases associated with the newly-acquired Canadian properties, partially offset by anticipated production declines in the United States. The average sales price received for natural gas in the second quarter of 1996 decreased 3% compared to the average sales price received in the corresponding 1995 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 102% higher in the second quarter of 1996 than in the second quarter of 1995 due primarily to production increases associated with the newly-acquired Canadian properties. The average sales price received by the Company for its liquids production during the second quarter of 1996 increased 11% compared to the average sales price received during the comparable 1995 period.

     Oil and gas sales for the second quarter of 1996 includes revenue of $1,062,000 related to a gas balancing adjustment based on revised information received from the operator of one of the Company's onshore U.S. fields, and also includes $585,000 for adjustments made pursuant to Alberta's restructured royalty program. The changes in Canadian royalty amounts and volumes are sensitive to changing prices, the effects of estimates, and revisions to information received from third parties. Alberta's restructured royalty program commenced in 1994 and remained uncertain throughout much of 1995. Canadian Forest continues to receive additional information with respect to royalty calculations and anticipates that revisions to such calculations will continue
to occur throughout 1996 and possibly 1997.    The price and volume effects of
the above items are discussed below in notes 4 and 5 to the volume and sales price disclosures for the quarter.

     Production volumes and weighted average sales prices during the periods were as follows:


                                                        Three Months Ended June 30,
                                             --------------------------------------------------
                                                           1996                       1995
                                             --------------------------------     -------------
                                             United States    Canada    Total     United States
                                                               (5)
     NATURAL GAS
       Total production (MMCF) (1) (4)           6,667         3,535   10,202         8,640
       Sales price received (per MCF)           $ 2.18          1.22     1.85          1.67
       Effects of energy swaps (per MCF) (2)      (.17)         (.05)    (.13)          .10
                                                ------         -----   ------         -----
       Average sales price (per MCF) (4)        $ 2.01          1.17     1.72          1.77

     LIQUIDS
     Oil and condensate:
       Total production (MBBLS) (3)                199           323      522           290
       Sales price received (per BBL)           $19.48         21.89    20.98         17.51
       Effects of energy swaps (per BBL) (2)     (2.11)        (2.66)   (2.45)         (.89)
                                                ------         -----   ------         -----
       Average sales price (per BBL)            $17.37         19.23    18.53         16.62

     Natural gas liquids:
       Total production (MBBLS)                     29            59       88            12
       Average sales price (per BBL)            $ 9.44         22.05    17.88         16.84

     Total liquids production (MBBLS)              228           382      610           302
     Average sales price (per BBL)              $16.37         19.66    18.44         16.63


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 868 MMCF and 2,544 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 9% and 29% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 3,058 MMCF and 2,480 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 357,000 barrels and 120,000 barrels for 1996 and 1995, respectively.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.
(4) Natural gas production in the United States for the second quarter of 1996 includes 532 MMCF attributable to a gas balancing adjustment. This adjustment had no effect on the average sales price reported for the quarter.
(5) Natural gas royalty adjustments in Canada in the second quarter of 1996 increased the average sales price to $1.17 per MCF from $1.07 per MCF, or by approximately 9%. The related volume adjustments were not significant. Liquids production in Canada for the second quarter of 1996 was reduced by 31,000 barrels of oil and condensate and by 66,000 barrels of natural gas liquids as a result of royalty adjustments. The related revenue adjustments resulted in higher oil and gas sales. The net result of these royalty adjustments increased the reported average sales price for oil and condensate to $19.23 per barrel from $17.33, or by approximately 11%, and increased the reported average sales price for natural gas liquids to $22.05 per barrel from $9.34 or by approximately 136%. The effect on the average sales price for total liquids production was an increase to $19.66 per barrel from $15.24, or approximately 29%. The effects of future royalty adjustments cannot be predicted at this time.

EXPENSES
     In the second quarter of 1996 the Company recorded $48,986,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     Oil and gas production expense of $8,369,000 in the second quarter of 1996 increased 42% from $5,888,000 in the comparable period of 1995 due primarily to production expenses associated with newly-acquired Canadian properties. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 7% in the second quarter of 1996 to $.60 per MCFE from $.56 per MCFE in the second quarter of 1995. The increase is due primarily to higher per-unit costs in the United States where fixed costs are being allocated over a lower production base.

     General and administrative expense was $3,607,000 in the second quarter of 1996, an increase of 105% from $1,761,000 in the comparable period of 1995. Total overhead costs (capitalized and expensed general and administrative costs) of $5,627,000 in the second quarter of 1996 increased 70% from $3,317,000 in the comparable period of 1995. The increase is due to the addition of Canadian operations, which increased Forest's salaried workforce to 173 at June 30, 1996 compared to 115 at December 31, 1995.

     Interest expense was $6,423,000 and $6,627,000 in the second quarter of 1996 and 1995, respectively.

     Depreciation and depletion expense increased 27% to $14,051,000 in the second quarter of 1996 from $11,089,000 in the second quarter of 1995. On a per-unit basis, depletion expense was approximately $.93 per MCFE in the second quarter of 1996 compared to $1.05 per MCFE in the corresponding 1995 period. The decrease in per unit depletion expense is the result of lower than average cost of reserves acquired in Canada.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

NET LOSS
     The net loss for the first six months of 1996 was $3,287,000 or $.19 per common share compared to a net loss of $7,959,000 or $1.59 per common share in the first six months of 1995. The improved results for the first six months of 1996 were attributable primarily to increased natural gas and liquids production as a result of the acquisitions of Saxon and Canadian Forest and the contribution made by ProMark. Decreased oil and natural gas volumes and lower natural gas prices in the first six months of 1995 contributed to the 1995 loss.

REVENUE
     In the first six months of 1996, the Company recorded $83,589,000 of marketing and processing revenue, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     The Company's oil and gas sales revenue increased by 32% to $56,522,000 in the first half of 1996 from $42,698,000 in the first half of 1995. Production volumes for natural gas in the first half of 1996 increased 8% from the comparable 1995 period due primarily to production increases associated with the newly-acquired Canadian properties, partially offset by anticipated production declines in the United States. The average sales price received for natural gas in the first half of 1996 increased 2% compared to the average sales price received in the corresponding 1995 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 89% higher in the first half of 1996 than in the first half of 1995 due primarily to production increases associated with the newly-acquired Canadian properties. The average sales price received by the Company for its liquids production during the first half of 1996 increased 5% compared to the average sales price received during the comparable 1995 period.

     Production volumes and weighted average sales prices during the periods were as follows:


                                                          Six Months Ended June 30,
                                             --------------------------------------------------
                                                           1996                       1995
                                             --------------------------------     -------------
                                             United States    Canada    Total     United States
                                                               (4)
     NATURAL GAS
       Total production (MMCF) (1)              13,092         6,352   19,444        17,937
       Sales price received (per MCF)          $  2.27          1.43     1.99          1.63
       Effects of energy swaps (per MCF) (2)      (.24)         (.03)    (.17)          .15
                                               -------         -----   ------        ------
       Average sales price (per MCF)           $  2.03          1.40     1.82          1.78

     LIQUIDS
     Oil and condensate:
       Total production (MBBLS) (3)                435           621    1,056           624
       Sales price received (per BBL)          $ 18.20         19.83    19.16         16.81
       Effects of energy swaps (per BBL) (2)     (1.61)        (1.58)   (1.59)         (.63)
                                               -------         -----   ------        ------
       Average sales price (per BBL)           $ 16.59         18.25    17.57         16.18

     Natural gas liquids:
       Total production (MBBLS)                     46           131      177            27
       Average sales price (per BBL)           $  9.31         15.20    13.66         16.11

     Total liquids production (MBBLS)              481           752    1,233           651
     Average sales price (per BBL)             $ 15.90         17.72    17.01         16.18


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 2,082 MMCF and 5,499 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 11% and 31% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 5,525 MMCF and 5,492 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 597,000 barrels and 240,000 barrels for 1996 and 1995, respectively.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.
(4) Royalty adjustments in Canada for the first six months of 1996 did not have a significant effect on reported volumes or average sales prices for natural gas or oil and condensate. Production of natural gas liquids was reduced by 79,000 barrels as a result of royalty adjustments, resulting in an increase in the reported average sales price for natural gas liquids to $15.20 per barrel from $9.14 or by approximately 66%. The effect on the average sales price for total liquids production was an increase to $17.72 per barrel from $15.53, or approximately 14%. The effects of future royalty adjustments cannot be predicted at this time. For further information regarding Canadian royalty adjustments, see "Results of Operations for the Second Quarter of 1996."

EXPENSES
     In the first six months of 1996 the Company recorded $79,165,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     Oil and gas production expense of $15,856,000 in the first half of 1996 increased 42% from $11,197,000 in the comparable period of 1995 due primarily to production expenses associated with newly-acquired Canadian properties. On an MCFE basis, production expense increased approximately 16% in the first half of 1996 to $.59 per MCFE from $.51 per MCFE in the first half of 1995. The increase is due primarily to higher per-unit costs in the United States where fixed costs are being allocated over a lower production base.

     General and administrative expense was $6,337,000 in the first half of 1996, an increase of 64% from $3,861,000 in the comparable period of 1995.
Total overhead costs (capitalized and expensed general and administrative costs) of $10,171,000 in the first half of 1996 increased 44% from $7,060,000 in the comparable period of 1995. The increase is due to the addition of Canadian operations, which increased Forest's salaried workforce to 173 at June 30, 1996 compared to 115 at December 31, 1995.

     The following table summarizes the total overhead costs incurred during the periods:


                                         Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                         ------------------     ----------------
                                           1996       1995       1996       1995
                                         -------     ------     ------     -----
                                                      (In Thousands)
     Overhead costs capitalized           $2,020     1,556       3,834     3,199
     General and administrative costs
       expensed (1)                        3,607     1,761       6,337     3,861
                                          ------     -----      ------     -----
         Total overhead costs             $5,627     3,317      10,171     7,060
                                          ======     =====      ======     =====

(1) Includes $908,000 and $1,457,000 related to marketing and processing operations for the three and six month periods ended June 30, 1996, respectively.

     Interest expense was $12,220,000 and $12,421,000 in the first half of 1996 and 1995, respectively.

     Depreciation and depletion expense increased 15% to $26,989,000 in the first half of 1996 from $23,398,000 in the first half of 1995. On a per-unit basis, depletion expense was approximately $.94 per MCFE in the first half of 1996 compared to $1.06 per MCFE in the corresponding 1995 period. The decrease in per unit depletion expense is the result of lower than average cost of reserves acquired in Canada. At June 30, 1996, the Company had undeveloped properties with a cost basis of approximately $48,510,000 which were excluded from depletion, compared to $26,752,000 at June 30, 1995. The increase is due primarily to the acquisition of undeveloped properties in the Canadian Forest purchase.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first half of 1996 or 1995. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

LIQUIDITY AND CAPITAL RESOURCES
     During 1995 the Company took various steps and committed to various actions to improve its liquidity and capital resources. In early 1995, in response to market conditions, the Company reduced its general and administrative expenditures through a workforce reduction effective March 1, 1995. In addition, the Company reduced its capital expenditures during the first six months of 1995. In July 1995, the Company received $45,000,000 of equity capital from The Anschutz Corporation (Anschutz) and restructured $62,400,000 of indebtedness to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron).

     In December 1995 and January 1996, the Company completed the acquisitions of Saxon and Canadian Forest. For a description of these transactions, see Note 2 of Notes to Condensed Consolidated Financial Statements.

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing. On January 31, 1996, the Company issued 13,200,000 shares of Common Stock for $11.00 per share in a public offering (the 1996 Public Offering). Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees and were used, along with an additional approximately $8,300,000 drawn from the Company's Credit Facility, to complete the purchase of Canadian Forest. The net proceeds to Saxon of approximately $11,046,000 were used to reduce its bank debt.

     The pro forma effect of the acquisitions and the public offering was to increase total assets to $517,990,000 compared to $321,043,000 at December 31, 1995; to increase shareholders' equity to $180,241,000 compared to $44,297,000 at December 31, 1995; and to reduce the Company's debt-to-capitalization ratio to 53% compared to 98% at December 31, 1994.

     On August 1, 1996 The Anschutz Corporation exercised its option to purchase 2,250,000 shares of Forest's common stock for $26,200,000 or approximately $11.64 per share. The option was scheduled to expire on July 27, 1998. Proceeds received by Forest are expected to be used primarily to fund a portion of 1996 and 1997 capital expenditures. The effect of the exercise of this option was to reduce the Company's debt to capitalization ratio to 47%, on a pro forma basis, from 53% at June 30, 1996.

     As a result of the above, Forest's financial position and liquidity have improved considerably. The Company expects to be able to meet its 1996 and 1997 capital expenditure financing requirements using cash flows generated by operations, proceeds from the exercise of the Anschutz option, and borrowings under existing lines of credit. However, there can be no assurance that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

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

     The following summary table reflects comparative cash flows for the Company
for the periods ended June 30, 1996 and 1995.   Funds provided by operations
consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items, proceeds from volumetric production payments, if any, and amortization of deferred revenue. This information is being presented in accordance with industry practice and is not intended to be a substitute for cash provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.


                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1996           1995
                                                           ----------      ---------
                                                               (In Thousands)
     Funds provided by operations                          $  25,825        16,631
     Net cash provided (used) by operating activities         21,953        (3,573)
     Net cash used by investing activities                  (161,227)       (8,570)
     Net cash provided by financing activities               140,200        12,583


     Higher prices received for natural gas, increased natural gas and liquids production as a result of the Saxon and Canadian Forest acquisitions and the contribution made by ProMark resulted in a 55% increase in funds provided by operations to $25,825,000 in the first half of 1996 from $16,631,000 in the first half of 1995. Net cash provided by operating activities increased to $21,953,000 in the first half of 1996 compared to a net use of cash for operating activities of $3,573,000 in the first half of 1995, also due to the higher natural gas prices, increased production, marketing and processing income and and increase in accounts payable during the 1996 period as compared to a decrease in accounts payable during the 1995 period. The Company used $161,227,000 for investing activities in the first half of 1996 compared to $8,570,000 in the comparable period of the prior year. The increase is due primarily to the use of funds to acquire Canadian Forest. Cash provided by financing activities was $140,200,000 in the first half of 1996 compared to $12,583,000 in the comparable period of the prior year. The increase is due primarily to the net proceeds received from the 1996 Public Offering.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At June 30, 1996, the Company had natural gas swaps and collars for an aggregate of approximately 37.9 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1996 at fixed prices ranging from $1.14 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.42 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 20.4 BBTU per day of natural gas during 1997 at fixed prices ranging from $1.14 (AECO "C" basis) to $2.42 (NYMEX basis) per MMBTU. At June 30, 1996 the Company had oil swaps for an aggregate of 1,326 barrels per day of oil during the remainder of 1996 at fixed prices ranging from $17.90 to $19.13 per barrel (NYMEX basis). The Company currently has no material oil swaps in place for 1997.

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first six months of 1996 and 1995 were as follows:


                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1996           1995
                                                           ----------      ---------
                                                               (In Thousands)
     Property acquisition costs:
       Proved properties                                    $ 3,209             84
       Undeveloped properties                                    --             --
                                                            -------          -----
                                                              3,209             84
     Exploration costs:
       Direct costs                                           9,713          3,089
       Overhead capitalized                                   1,196            255
                                                            -------          -----
                                                             10,909          3,344
     Development costs:
       Direct costs                                          10,468          3,550
       Overhead capitalized                                   2,638          2,944
                                                            -------          -----
                                                             13,106          6,494
                                                            -------          -----
                                                            $27,224          9,922
                                                            =======          =====

     The Company's 1996 expected capital expenditures total approximately $82,500,000, including capitalized overhead of approximately $7,300,000. This amount represents a significant increase compared to original estimates as a result of a planned property acquisition of approximately $9,000,000 and increased expenditures for exploration and development. The Company's 1996 direct expenditures for exploration and development are expected to total approximately $63,000,000. The Company also estimates that its 1997 capital program for exploration and development is expected to include direct expenditures of approximately $90,000,000 of which approximately two-thirds will be expended in the United States and one-third in Canada.

     While the Company intends to continue a strategy of acquiring reserves that meet its investment criteria, no assurance can be given that the Company can locate or finance any property acquisitions. If adequate sources of capital are not available to the Company in 1996 and 1997, the amount currently expected to be invested in exploration, development and reserve acquisitions will be required to be reduced significantly.

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

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries. The maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At
August 12, 1996 there was no balance outstanding under this facility. The Company has used the facility for a $1,500,000 letter of credit.

     CANADIAN CREDIT FACILITY. On February 8, 1996 a newly-formed Canadian subsidiary of Forest entered into a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The initial borrowing base under the Canadian Credit Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The Canadian Credit Facility has a three-year term and is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At August 12, 1996, the outstanding balance under this facility was $45,500,000 CDN. The Company has also used this facility for two letters of credit in the amount of $3,084,000 CDN.

     SAXON LOAN. Saxon has a demand revolving credit facility with a borrowing base of $22,000,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At August 12, 1996 the outstanding balance under this facility was $10,600,000 CDN.

OTHER FINANCING
     VOLUMETRIC PRODUCTION PAYMENTS. Under the terms of volumetric production payments covering certain U.S. properties, the Company is required to deliver the scheduled volumes from the subject properties or to make a cash payment for volumes produced but not delivered, in combination not to exceed a specified percentage of monthly production. If production levels are not sufficient to meet scheduled delivery commitments, the Company must account for and make up such shortages, at market-based prices, from future production. Amounts received for volumetric production payments are recorded as deferred revenue, which is amortized as sales are recorded based upon the scheduled deliveries under the production payment agreements. As of June 30, 1996, the volumes remaining to be delivered were approximately 4.6 BCF of natural gas and 16,000 barrels of oil, and the related deferred revenue was $9,985,000.

     NONRECOURSE SECURED LOAN. Under the terms of a nonrecourse secured loan, the Company is required to make payments based on the net proceeds, as defined, from certain subject properties located in the U.S. The outstanding loan balance as of June 30, 1996 was $41,358,000. Properties to which approximately 12% of the Company's estimated total proved reserves are attributable, on an MCFE equivalent basis, are dedicated to repayment of the nonrecourse secured loan.

     PRODUCTION PAYMENT. Under the terms of a production payment obligation, the Company must make a monthly cash payment based on net proceeds from subject properties located in the U.S. This obligation has been recorded at a discount to reflect a market rate of interest. At June 30, 1996 the remaining principal amount was $18,710,000 and the recorded liability was $14,629,000. Properties to which approximately 4% of the Company's estimated total proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

DIVIDENDS
     On February 1, 1996, a stock dividend of .013605 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1996. On May 1, 1996 a stock dividend of
0.017863 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on April 10, 1996. On August 1, 1996 a cash dividend of $.1875 on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on July 10, 1996. The Indenture executed in connection with the 11 1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first six months of 1996 to approximately 3 BCF from approximately 5 BCF at December 31, 1995. At June 30, 1996 the undiscounted value of this imbalance is approximately $6,058,000, of which $2,730,000 is reflected on the balance sheet as a short-term liability and the remaining $3,328,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on May 8, 1996, the shareholders of the Company (a) elected three (3) Class II directors and one (1) Class III director; (b) amended and restated the Company's 1992 Stock Option Plan; and (c) ratified the appointment of KPMG Peat Marwick as independent auditors for the Company in 1996.

     With respect to the election of the Class II directors, votes for and withheld with respect to each director are as follows:

     Robert S. Boswell
            For               19,839,284 votes
            Withheld             142,916 votes

     Drake S. Tempest
            For               19,838,202 votes
            Withheld             143,998 votes

     William L. Britton
            For               19,731,960 votes
            Withheld             250,240 votes

     With respect to the election of the Class III director, votes for and withheld are as follows:

     Jordan L. Haines
            For               19,839,862 votes
            Withheld             142,338 votes

     In all such cases, there were no broker non-votes.

     The terms of the following directors continued after the meeting:  Philip
F. Anschutz, Richard J. Callahan, William L. Dorn, James H. Lee, Craig D. Slater and Michael B. Yanney.

     16,855,985 votes were cast in favor of the amendment and restatement of the 1992 Stock Option Plan. 3,019,633 votes were cast against the amendment and 106,582 votes abstained. There were no broker non-votes.

     With respect to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for 1996, 19,956,833 votes were cast in favor of such ratification, 11,386 votes were cast against such ratification, 13,981 votes abstained from voting and there were no broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*Exhibit 11    Forest Oil Corporation and Subsidiaries - Calculation of
               Earnings per Share of Common Stock.

*Exhibit 27    Financial Data Schedule.

*Filed with this report.

(b)  Reports on Form 8-K
     The following report on Form 8-K/A was filed by Forest during the second quarter of 1996:

     Date of Report:                April 15, 1996

     Item Reported:                 Item 7

     Financial Statements Filed: The financial statements filed were incorporated by reference to the registration statement, as amended, (No. 33-64949) on Form S-2 filed by Forest Oil Corporation.

     (a)  Consolidated Financial Statements of ATCOR Resources Ltd.:

          Auditors' Report

          Consolidated Balance Sheet, September 30, 1995 and 1994 (Unaudited), December 31, 1994 and 1993

          Consolidated Statement of Earnings and Retained Earnings, Nine Months ended September 30, 1995 and 1994 (Unaudited), Years ended
          December 31, 1994, 1993 and 1992

          Consolidated Statement of Changes in Financial Position, Nine Months ended September 30, 1995 and 1994 (Unaudited), Years ended
          December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements (Unaudited)

     (b)  Condensed Pro Forma Combined Financial Statements of Forest Oil
          Corporation:

          Condensed Pro Forma Combined Balance Sheet, September 30, 1995 (Unaudited)

          Condensed Pro Forma Combined Statement of Operations, Nine Months ended September 30, 1995 (Unaudited)

          Condensed Pro Forma Combined Statement of Operations, Years ended December 31, 1994 (Unaudited)

          Notes to Condensed Pro Forma Combined Financial Statements (Unaudited)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FOREST OIL CORPORATION
                                                      (Registrant)



Date:  August 14, 1996                            /s/ Daniel L. McNamara
                                           ------------------------------------
                                                    Daniel L. McNamara
                                             Corporate Counsel and Secretary
                                           (Signed on behalf of the registrant)



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