Form 10-Q
period 1996-09-30
FOREST OIL CORP
filed 1996-11-14
CIK 38079

-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                     FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     Yes  [X]     No  [ ]

                                                    Number of Shares
                                                      Outstanding
Title of Class of Common Stock                      October 31, 1996
------------------------------                      ----------------
Common Stock, Par Value $.10 Per Share                 26,886,451

-------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION

                               FOREST OIL CORPORATION
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)


                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
                                                         (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                     $    7,676          3,287
   Accounts receivable                               46,768         17,395
   Other current assets                               4,268          2,557
                                                 ----------        -------
      Total current assets                           58,712         23,239

Net property and equipment, at cost                 436,401        277,599

Investment in affiliate                                   -         11,301

Goodwill and other intangible assets, net            30,138              -

Other assets                                          7,915          8,904
                                                 ----------        -------
                                                 $  533,166        321,043
                                                 ----------        -------
                                                 ----------        -------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                $    2,186          2,055
   Current portion of long-term debt                  2,149          2,263
   Current portion of gas balancing liability         2,240          4,700
   Accounts payable                                  50,583         17,456
   Accrued interest                                   1,506          4,029
   Other current liabilities                          4,717          1,917
                                                 ----------        -------
      Total current liabilities                      63,381         32,420

Long-term debt                                      189,652        193,879
Gas balancing liability                               3,340          3,841
Other liabilities                                    21,962         22,945
Deferred revenue                                      8,569         15,137
Deferred income taxes                                33,463            353

Minority interest                                     8,547          8,171

Shareholders' equity:
   Preferred stock                                   24,345         24,359
   Common stock                                       2,686          1,066
   Capital surplus                                  397,117        241,241
   Common shares to be issued in debt
    restructuring                                         -          6,073
   Accumulated deficit                             (219,906)      (217,495)
   Foreign currency translation                          10         (1,407)
   Treasury stock, at cost                                -         (9,540)
                                                 ----------        -------
      Total shareholders' equity                    204,252         44,297
                                                 ----------        -------
                                                 $  533,166        321,043
                                                 ----------        -------
                                                 ----------        -------


       See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
       Condensed Consolidated Statements of Production and Operations
                                  (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                          ----------------------------   ----------------------------
                                          September 30,  September 30,   September 30,  September 30,
                                              1996           1995            1996           1995
                                          -------------  -------------   -------------  -------------
                                             (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Gas, including deliveries under
    volumetric production payments (mmcf)     11,221        7,807            30,665       25,744
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------
  Oil, condensate and natural gas
    liquids (thousands of barrels)               700          275             1,933          926
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------

STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing               $  52,025            -           135,614            -
    Oil and gas sales:
      Gas                                     19,262       13,139            54,729       45,141
      Oil, condensate and natural gas
        liquids                               12,278        4,317            33,333       15,013
                                           ---------       ------           -------      -------
          Total oil and gas sales             31,540       17,456            88,062       60,154

  Miscellaneous, net                             404          161               707          374
                                           ---------       ------           -------      -------
          Total revenue                       83,969       17,617           224,383       60,528

  Expenses:
    Marketing and processing                  49,950            -           129,115            -
    Oil and gas production                     7,368        5,379            23,224       16,576
    General and administrative                 3,189        1,900             9,526        5,761
    Interest                                   5,822        6,679            18,042       19,100
    Depreciation and depletion                16,873       10,233            43,862       33,631
                                           ---------       ------           -------      -------
          Total expenses                      83,202       24,191           223,769       75,068
                                           ---------       ------           -------      -------
Income (loss) before income taxes
  and minority interest                          767       (6,574)              614      (14,540)

Income tax expense (benefit):
  Current                                       (350)           -             2,217           (7)
  Deferred                                       295            -             1,033            -
                                           ---------       ------           -------      -------
                                                 (55)           -             3,250           (7)

Minority interest in loss of subsidiary           57            -               228            -
                                           ---------       ------           -------      -------
Net earnings (loss)                        $     879       (6,574)           (2,408)     (14,533)
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------
Weighted average number of common shares
  outstanding                                 26,100        8,462            23,698        6,611
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------
Net earnings (loss) attributable to
  common stock                             $     340       (7,114)           (4,027)     (16,153)
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------
Primary and fully diluted earnings (loss)
  per common share                         $     .01         (.84)             (.17)       (2.44)
                                           ---------       ------           -------      -------
                                           ---------       ------           -------      -------



       See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       Nine Months Ended
                                                                 ------------------------------
                                                                 September 30,    September 30,
                                                                     1996             1995
                                                                 -------------    -------------
                                                                         (In Thousands)
Cash flows from operating activities:
  Net loss                                                        $  (2,408)        (14,533)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and depletion                                     43,862          33,631
      Deferred income tax expense                                     1,033               -
      Minority interest in loss of subsidiary                          (228)              -
      Other, net                                                      3,967           2,596
      (Increase) decrease in accounts receivable                     (8,395)          5,119
      Decrease in other current assets                                 (133)         (1,268)
      Increase (decrease) in accounts payable                         7,745          (6,854)
      Increase in accrued interest and other current liabilities     (1,169)         (5,537)
      Amortization of deferred revenue                               (6,568)        (17,407)
                                                                  ---------         --------
        Net cash provided (used) by operating activities             37,706          (4,253)

Cash flows from investing activities:
  Capital expenditures for property and equipment                   (63,673)        (20,405)
  Proceeds of sales of property and equipment                        15,072           2,706
  Acquisition of subsidiary:
    Property and equipment                                         (113,972)              -
    Goodwill and other intangible assets                            (24,684)              -
    Noncash working capital                                           1,258               -
    Long-term assets and liabilities, net                             1,207               -
  Decrease in other assets, net                                          71             464
                                                                  ---------         --------
        Net cash used by investing activities                      (184,721)        (17,235)

Cash flows from financing activities:
  Proceeds from bank borrowings                                     150,453          61,200
  Repayments of bank borrowings                                    (155,418)        (74,400)
  Proceeds from common stock offering, net of offering costs        136,591               -
  Proceeds of warrant exercise                                       26,187               -
  Proceeds of stock issued, net of costs                                  -          41,060
  Repayments of nonrecourse secured loan                               (486)         (1,143)
  Repayments of production payment obligation                        (2,435)         (1,708)
  Payment of preferred stock dividends                                 (539)           (540)
  Debt issuance costs                                                    (3)           (482)
  Increase (decrease) in cash overdraft                                 131          (2,706)
  Increase (decrease) in other liabilities, net                      (3,075)            756
                                                                  ---------         --------
        Net cash provided by financing activities                   151,406          22,037

Effect of exchange rate changes on cash                                  (2)             (1)
                                                                  ---------         --------
Net increase in cash and cash equivalents                             4,389             548

Cash and cash equivalents at beginning of period                      3,287           2,869
                                                                  ---------         --------
Cash and cash equivalents at end of period                        $   7,676           3,417
                                                                  ---------         --------
                                                                  ---------         --------
Cash paid during the period for:
  Interest                                                        $  13,670          19,002
                                                                  ---------         --------
                                                                  ---------         --------
  Income taxes                                                    $   2,511               -
                                                                  ---------         --------
                                                                  ---------         --------

     See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
             Notes to Condensed Consolidated Financial Statements
                Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of its operations for the nine month periods ended September 30, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


(2)  Acquisitions

     On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) of Calgary, Alberta for approximately $23,700,000. In the transaction, Forest received from Saxon 32,000,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy Ltd. (Archean), issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN.

     The Forest common shares held by Saxon were recorded as treasury stock on Forest's consolidated balance sheet at December 31, 1995. In January 1996, Saxon sold these shares in a public offering of Forest common stock (the 1996 Public Offering) and used the proceeds to reduce its bank debt.

     In September 1996, the preferred shares of Archean were redeemed for $15,000,000 CDN.

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

     The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at September 30, 1996. The consolidated statement of operations includes the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information assumes that the common stock offering and the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995.

                                 Pro Forma Three Months    Pro Forma Nine Months
                                   Ended September 30,       Ended September 30,
                                 ----------------------    ---------------------
                                     1996      1995          1996       1995
                                   -------    ------       -------    -------
                                    (In Thousands, Except Per Share Amounts)

     Revenue:
       Marketing and processing    $52,025    42,104       149,002    105,630
       Oil and gas sales            31,540    28,762        91,706     95,219
       Miscellaneous, net              404       161           707        374
                                   -------    ------       -------    -------
         Total revenue             $83,969    71,027       241,415    201,223
                                   -------    ------       -------    -------
                                   -------    ------       -------    -------

     Net earnings (loss)           $   879    (6,102)       (2,028)   (13,471)
                                   -------    ------       -------    -------
                                   -------    ------       -------    -------

     Primary and fully diluted
       earnings (loss) per share   $   .01      (.28)         (.15)      (.70)
                                   -------    ------       -------    -------
                                   -------    ------       -------    -------


(3)  Common Stock

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

     See Note 7 below for additional common stock transactions.

(4)  Net Property and Equipment

     The components of net property and equipment are as follows:

                                            September 30,   December 31,
                                                1996           1995
                                            ------------    ------------
                                                  (In Thousands)

     Oil and gas properties                  $1,417,102      1,216,027
     Buildings, transportation and
       other equipment                           10,756         10,502
                                             ----------      ---------
                                              1,427,858      1,226,529

     Less accumulated depreciation,
       depletion and valuation allowance       (991,457)      (948,930)
                                             ----------      ---------
                                             $  436,401        277,599
                                             ----------      ---------
                                             ----------      ---------

(5)  Long-term Debt

     The components of long-term debt are shown below.   The pro forma balances
     at September 30, 1996 give effect to the JEDI and Anschutz transactions decribed in Note 7 below:

                                               Pro Forma
                                             September 30,   September 30,  December 31,
                                                 1996            1996           1995
                                             ------------    ------------   ------------
                                                            (In Thousands)

     U.S. Credit Facility                      $  8,863              -         23,800
     Canadian Credit Facility                    36,122         36,122              -
     Saxon Credit Facility                           43             43         16,437
     Nonrecourse secured loan                         -         42,446         40,322
     Production payment obligation               13,783         13,783         16,218
     11-1/4% Senior Subordinated Notes           99,407         99,407         99,365
                                               --------        -------        -------

                                                158,218        191,801        196,142
       Less current portion                      (2,149)        (2,149)        (2,263)
                                               --------        -------        -------

         Long-term debt                        $156,069        189,652        193,879
                                               --------        -------        -------
                                               --------        -------        -------


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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible debentures were converted at the beginning of each period or date of issuance, if later, with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place, (ii) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and
     (iii) any additional dilutive effect of stock options and warrants. The effects of the assumed exercises and conversions were antidilutive for the three and nine months ended September 30, 1996 and 1995.

(7)  Subsequent Event

     On November 5, 1996 the Company exchanged 2,000,000 shares of its common stock plus approximately $13,500,000 cash to extinguish approximately $43,000,000 of non-recourse secured debt owed to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership whose general partner is an affiliate of Enron. As a part of this transaction, The Anschutz Corporation (Anschutz) acquired 1,628,888 shares of Forest's common stock by exercising warrants for 388,888 shares of common stock at $10.50 per share and converting 620,000 shares of Forest's Second Series Preferred Stock for 1,240,000 shares of common stock.
     The JEDI debt bore interest at the rate of 12-1/2% per annum.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1996

NET EARNINGS
     Net earnings for the third quarter of 1996 were $879,000 or $.01 per common share compared to a net loss of $6,574,000 or $.84 per common share in the third quarter of 1995. The improved results for the third quarter of 1996 were attributable primarily to increased natural gas and liquids prices as well as increased natural gas and liquids production as a result of the acquisitions of Saxon Petroleum Inc. (Saxon) and Canadian Forest Oil Ltd. (Canadian Forest), which were completed in December 1995 and January 1996, respectively, and the contribution made by Forest's Canadian marketing and processing subsidiary (ProMark), which was also acquired in January 1996. Decreased oil and natural gas volumes and lower natural gas prices in the third quarter of 1995 contributed to the 1995 loss.

REVENUE
     In the third quarter of 1996, the Company recorded $52,025,000 of marketing and processing revenue, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     The Company's oil and gas sales revenue increased by 81% to $31,540,000 in the third quarter of 1996 from $17,456,000 in the third quarter of 1995. Production volumes for natural gas in the third quarter of 1996 increased 44% from the comparable 1995 period due primarily to production increases associated with the newly-acquired Canadian properties and commencement of production from the Company's High Island 116 platform, partially offset by anticipated production declines in the United States. The average sales price received for natural gas in the third quarter of 1996 increased 2% compared to the average sales price received in the corresponding 1995 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 155% higher in the third quarter of 1996 than in the third quarter of 1995 due primarily to production increases associated with the newly-acquired Canadian properties.
The average sales price received by the Company for its liquids production during the third quarter of 1996 increased 13% compared to the average sales price received during the comparable 1995 period.

     Production volumes and weighted average sales prices during the periods were as follows:

                                                                Three Months Ended September 30,
                                                  -----------------------------------------------------------
                                                                        1996                         1995
                                                  -----------------------------------------     -------------
                                                  United States      Canada         Total      United States
     NATURAL GAS
       Total production (MMCF) (1) (4)                 7,367          3,854         11,221          7,807
       Sales price received (per MCF)               $   2.11           1.20           1.80           1.54
       Effects of energy swaps (per MCF) (2)            (.09)          (.06)          (.08)           .14
                                                    --------          -----         ------          -----
     Average sales price (per MCF)                  $   2.02           1.14           1.72           1.68

     LIQUIDS
     Oil and condensate:
       Total production (MBBLS) (3)                      249            319            568            262
       Sales price received (per BBL)               $  19.66          20.37          20.07          15.60
       Effects of energy swaps (per BBL) (2)            (.53)         (1.06)          (.83)          (.21)
                                                    --------          -----         ------          -----

       Average sales price (per BBL)                $  19.13          19.31          19.24          15.39

     Natural gas liquids:
       Total production (MBBLS)                           32            100            132             13
       Average sales price (per BBL)                $   9.31           9.65           9.55          15.62

     Total liquids production (MBBLS)                    281            419            700            275
       Average sales price (per BBL)                $  18.02          17.01          17.42          15.40


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 575 MMCF and 2,244 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 5% and 28% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 3,589 MMCF and 2,070 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 122,000 barrels and 129,000 barrels for 1996 and 1995, respectively.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.

EXPENSES
     In the third quarter of 1996 the Company recorded $49,950,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     Oil and gas production expense of $7,368,000 in the third quarter of 1996 increased 37% from $5,379,000 in the comparable period of 1995 due primarily to production expenses associated with newly-acquired Canadian properties. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased approximately 16% in the third quarter of 1996 to $.48 per MCFE from $.57 per MCFE in the third quarter of 1995. The decrease is due primarily to lower per-unit costs in the United States as a result of new offshore production which came on-line in the third quarter of 1996.

     General and administrative expense was $3,189,000 in the third quarter of 1996, an increase of 68% from $1,900,000 in the comparable period of 1995.
Total overhead costs (capitalized and expensed general and administrative costs) of $5,317,000 in the third quarter of 1996 increased 73% from $3,070,000 in the comparable period of 1995. The increase is due to the addition of Canadian operations, which increased Forest's salaried workforce to 180 at December 30, 1996 compared to 115 at December 31, 1995.

     Interest expense decreased 13% to $5,822,000 in the third quarter of 1996 compared to $6,679,000 in the corresponding 1995 period, due primarily to lower effective interest rates on nonrecourse debt.

     Depreciation and depletion expense increased 65% to $16,873,000 in the third quarter of 1996 from $10,233,000 in the third quarter of 1995. On a per-unit basis, depletion expense was approximately $1.03 per MCFE in the third quarter of 1996 compared to $1.07 per MCFE in the corresponding 1995 period. The decrease in per unit depletion expense is the result of lower than average cost of reserves acquired in Canada, partially offset by higher anticipated future development costs in the United States due to increased costs for services.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET LOSS
     The net loss for the first nine months of 1996 was $2,408,000 or $.17 per common share compared to a net loss of $14,533,000 or $2.44 per common share in the first nine months of 1995. The improved results for the first nine months of 1996 were attributable primarily to increased natural gas and liquids prices as well as increased natural gas and liquids production as a result of the acquisitions of Saxon and Canadian Forest and the contribution made by ProMark. Decreased oil and natural gas volumes and lower natural gas prices in the first nine months of 1995 contributed to the 1995 loss.

REVENUE
     In the first nine months of 1996, the Company recorded $135,614,000 of marketing and processing revenue, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     The Company's oil and gas sales revenue increased by 46% to $88,062,000 in the first nine months of 1996 from $60,154,000 in the first nine months of 1995. Production volumes for natural gas in the first nine months of 1996 increased 19% from the comparable 1995 period due primarily to production increases associated with the newly-acquired Canadian properties, partially offset by anticipated production declines in the United States. The average sales price received for natural gas in the first nine months of 1996 increased 2% compared to the average sales price received in the corresponding 1995 period.
Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 109% higher in the first nine months of 1996 than in the first nine months of 1995 due primarily to production increases associated with the newly-acquired Canadian properties. The average sales price received by the Company for its liquids production during the first nine months of 1996 increased 8% compared to the average sales price received during the comparable 1995 period.

     Production volumes and weighted average sales prices during the periods were as follows:

                                                            Nine Months Ended September 30,
                                                  -----------------------------------------------------------
                                                                        1996                         1995
                                                  -----------------------------------------     -------------
                                                  United States      Canada(4)       Total      United States

     NATURAL GAS
     Total production (MMCF) (1)                      20,459         10,206         30,665         25,744
       Sales price received (per MCF)               $   2.22           1.34           1.92           1.60
       Effects of energy swaps (per MCF) (2)            (.19)          (.04)          (.14)           .15
                                                    --------          -----         ------          -----

       Average sales price (per MCF)                $   2.03           1.30           1.78           1.75

     LIQUIDS
     Oil and condensate:
       Total production (MBBLS) (3)                      684            940          1,624            886
       Sales price received (per BBL)               $  18.74          20.01          19.49          16.45
       Effects of energy swaps (per BBL) (2)           (1.22)         (1.40)         (1.33)          (.51)
                                                    --------          -----         ------          -----

     Average sales price (per BBL)                  $  17.52          18.61          18.16          15.94

     Natural gas liquids:
     Total production (MBBLS)                             78            231            309             40
     Average sales price (per BBL)                  $   9.31          12.80          11.90          15.93

     Total liquids production (MBBLS)                    762          1,171          1,933            926
     Average sales price (per BBL)                  $  16.68          17.46          17.16          15.94


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 2,657 MMCF and 7,723 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 9% and 30% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 9,114 MMCF and 7,562 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 719,000 barrels and 378,000 barrels for 1996 and 1995, respectively.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.
(4) Royalty adjustments in Canada for the first nine months of 1996 did not have a significant effect on reported volumes or average sales prices for natural gas or oil and condensate. Production of natural gas liquids was reduced by 79,000 barrels as a result of royalty adjustments, resulting in an increase in the reported average sales price for natural gas liquids to $12.80 per barrel from $9.31 or by approximately 37%. The effect on the average sales price for total liquids production was an increase to $17.46 per barrel from $16.02, or approximately 9%. The changes in Canadian royalty amounts and volumes are sensitive to changing prices, the effects of estimates, and revisions to information received from third parties. Alberta's restructured royalty program commenced in 1994 and remained uncertain throughout much of 1995. Canadian Forest continues to receive additional information with respect to royalty calculations and anticipates that revisions to such calculations will continue to occur throughout 1996 and possibly 1997. The effects of future royalty adjustments cannot be predicted at this time.

EXPENSES
     In the first nine months of 1996 the Company recorded $129,115,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

     Oil and gas production expense of $23,224,000 in the first nine months of 1996 increased 4% from $16,576,000 in the comparable period of 1995 due primarily to production expenses associated with the newly-acquired Canadian properties. On an MCFE basis, production expense increased approximately 4% in the first nine months of 1996 to $.55 per MCFE from $.53 per MCFE in the first nine months of 1995. The increase is due primarily to higher per-unit costs in the United States where fixed costs are being allocated over a lower production base.

     General and administrative expense was $9,526,000 in the first nine months of 1996, an increase of 65% from $5,761,000 in the comparable period of 1995. Total overhead costs (capitalized and expensed general and administrative costs) of $15,488,000 in the first nine months of 1996 increased 53% from $10,130,000 in the comparable period of 1995. The increase is due to the addition of Canadian operations, which increased Forest's salaried workforce to 180 at September 30, 1996 compared to 115 at December 31, 1995.

     The following table summarizes the total overhead costs incurred during the periods:

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                           ------------------       -----------------
                                           1996          1995       1996         1995
                                           ----          ----       ----         ----
                                                         (In Thousands)
     Overhead costs capitalized            $2,128      1,170        5,962       4,369
     General and administrative costs
     expensed (1)                           3,189      1,900        9,526       5,761
                                           ------      -----       ------      ------
     Total overhead costs                  $5,317      3,070       15,488      10,130
                                           ------      -----       ------      ------
                                           ------      -----       ------      ------


(1) Includes $857,000 and $2,318,000 related to marketing and processing operations for the three and nine month periods ended September 30, 1996, respectively.


     Interest expense was $18,042,000 and $19,100,000 in the first nine months of 1996 and 1995, respectively.

     Depreciation and depletion expense increased 30% to $43,862,000 in the first nine months of 1996 from $33,631,000 in the first nine months of 1995. On a per-unit basis, depletion expense was approximately $.98 per MCFE in the first nine months of 1996 compared to $1.06 per MCFE in the corresponding 1995 period. The decrease in per unit depletion expense is the result of lower than cost of reserves acquired in Canada, partially offset by higher anticipated future development costs in the United States due to increased costs for services. At September 30, 1996, the Company had undeveloped properties with a cost basis of approximately $50,953,000 which were excluded from depletion, compared to $31,981,000 at September 30, 1995. The increase is due primarily to the acquisition of undeveloped properties in the Canadian Forest purchase.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first nine months of 1996 or 1995. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing. On January 31, 1996, the Company sold 13,200,000 shares of Common Stock for
$11.00 per share in a public offering (the 1996 Public Offering). Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees and were used, along with an additional approximately $8,300,000 drawn from the Company's Credit Facility, to complete the purchase of Canadian Forest and Pro Mark. The net proceeds to Saxon of approximately $11,046,000 were used to reduce its bank debt.

     On August 1, 1996 The Anschutz Corporation exercised its option to purchase 2,250,000 shares of Forest's common stock for $26,200,000 or approximately $11.64 per share. The option was scheduled to expire on July 27, 1998.
Proceeds received by Forest were used primarily to fund a portion of 1996 capital expenditures.

     On November 5, 1996 the Company exchanged 2,000,000 shares of its common stock plus approximately $13,500,000 cash to extinguish approximately $43,000,000 of non-recourse secured debt owed to JEDI. As a part of this transaction, Anschutz acquired 1,628,888 shares of Forest's common stock by exercising warrants for 388,888 shares of common stock at $10.50 per share and converting 620,000 shares of Forest's Second Series Preferred Stock for 1,240,000 shares of common stock. The JEDI debt bore interest at the rate of 12-1/2% per annum. The effect of these transactions with Anschutz and JEDI was to reduce the Company's debt to capitalization ratio to 40%, on a pro forma basis, from 48% at September 30, 1996.

     As a result of the above, Forest's financial position and liquidity have improved considerably. The Company expects to be able to meet its 1996 and 1997 capital expenditure financing requirements using cash flows generated by operations and borrowings under existing lines of credit. However, there can be no assurance that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow. The prices the Company receives for its future oil and natural gas production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production.

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

     On November 14, 1996 the Company filed a shelf registration with the Securities and Exchange Commission to issue up to $250,000,000 in one or more forms of debt and equity securities. Except as otherwise provided in an applicable Prospectus Supplement, the net proceeds from the sale of the Securities will be used for the acquisition of oil and gas properties, capital expenditures, the repayment of subordinated debentures or other debt, or repayments of borrowings under revolving credit agreements or for other general corporate purposes.

CASH FLOW
     Historically, one of the Company's primary sources of capital has been funds provided by operations.

     The following summary table reflects comparative cash flows for the
Company for the periods ended September 30, 1996 and 1995.   Funds provided
by operations consists of net cash provided (used) by operating activities exclusive of adjustments for working capital items, proceeds from volumetric production payments, if any, and amortization of deferred revenue. This information is being presented in accordance with industry practice and is not intended to be a substitute for cash provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                              1996           1995
                                                            --------        -------
                                                                 (In Thousands)

     Funds provided by operations                           $ 46,226         21,694
     Net cash provided (used) by operating activities         37,706         (4,253)
     Net cash used by investing activities                  (184,721)       (17,235)
     Net cash provided by financing activities               151,406         22,037

     Higher natural gas and liquids prices, increased natural gas and liquids production as a result of the Saxon and Canadian Forest acquisitions and the contribution made by ProMark resulted in a 113% increase in funds provided by operations to $46,226,000 in the first nine months of 1996 from $21,694,000 in the first nine months of 1995. Net cash provided by operating activities increased to $37,706,000 in the first nine months of 1996 compared to a net use of cash for operating activities of

$4,253,000 in the first nine months of 1995, also due to the higher natural gas prices, increased production, marketing and processing income and and increase in accounts payable during the 1996 period as compared to a decrease in accounts payable during the 1995 period. The Company used $184,721,000 for investing activities in the first nine months of 1996 compared to $17,235,000 in the comparable period of the prior year. The increase is due primarily to the use of funds to acquire Canadian Forest. Cash provided by financing activities was $151,406,000 in the first nine months of 1996 compared to $22,037,000 in the comparable period of the prior year. The increase is due primarily to the net proceeds received from the 1996 Public Offering.

HEDGING PROGRAM
     In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At September 30, 1996, the Company had natural gas swaps and collars for an aggregate of approximately 38.7 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1996 at fixed prices ranging from $1.14 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.73 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 27.1 BBTU per day of natural gas during 1997 at fixed prices ranging from $1.14 (AECO "C" basis) to $2.73 (NYMEX basis) per MMBTU. At September 30, 1996 the Company had oil swaps for an aggregate of 1,326 barrels per day of oil during the remainder of 1996 at fixed prices ranging from $17.90 to $19.13 per barrel (NYMEX basis), and an aggregate of 1,965 barrels per day of oil during 1997 at fixed prices ranging from $17.90 to $21.05 per barrel (NYMEX basis).

CAPITAL EXPENDITURES
     The Company's expenditures for property acquisition, exploration and development for the first six months of 1996 and 1995 were as follows:


                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   1996            1995
                                                 --------         ------
                                                      (In Thousands)
          Property acquisition costs:
            Proved properties                    $ 20,445            199
            Undeveloped properties                      -            192
                                                 --------         ------
                                                   20,445            391

          Exploration costs:
            Direct costs                           16,413          7,482
            Overhead capitalized                    2,128            600
                                                 --------         ------
                                                   18,541          8,082

          Development costs:
            Direct costs                           20,371          8,032
            Overhead capitalized                    3,834          3,769
                                                 --------         ------
                                                   24,205         11,801
                                                 --------         ------
                                                 $ 63,191         20,274
                                                 --------         ------
                                                 --------         ------

     The Company's 1996 expected capital expenditures total approximately $105,000,000, including capitalized overhead of approximately $8,000,000. This amount represents a significant increase compared to original estimates. The Company's 1996 direct expenditures for exploration and development are expected to total approximately $70,000,000. The Company also estimates that its 1997 capital program for exploration and development is expected to include direct expenditures in excess of

$100,000,000 of which approximately two-thirds will be expended in the United States and one-third in Canada.

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

     The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements), a pledge of accounts receivable, material contracts and the stock of material subsidiaries. The maturity date of the Credit Facility is July 1, 1998. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At November 8, 1996 there was $19,200,000 outstanding under this facility. The Company has also used the facility for a $1,500,000 letter of credit.

     CANADIAN CREDIT FACILITY. On February 8, 1996 a newly-formed Canadian subsidiary of Forest entered into a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The initial borrowing base under the Canadian Credit Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The Canadian Credit Facility has a three-year term and is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At November 8, 1996, the outstanding balance under this facility was $46,500,000 CDN. The Company has also used this facility for two letters of credit in the amount of $3,081,000 CDN.

     SAXON CREDIT FACILITY. Saxon has a demand revolving credit facility with a borrowing base of $22,000,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At November 8, 1996 there was no outstanding balance under this facility.

OTHER FINANCING
     VOLUMETRIC PRODUCTION PAYMENTS. Under the terms of volumetric production payments covering certain U.S. properties, the Company is required to deliver the scheduled volumes from the subject properties or to make a cash payment for volumes produced but not delivered, in combination not to exceed a specified percentage of monthly production. If production levels are not sufficient to meet scheduled delivery commitments, the Company must account for and make up such shortages, at market-based prices, from future production. Amounts received for volumetric production payments are recorded as deferred revenue, which is amortized as sales are recorded based upon the scheduled deliveries under the production payment agreements. As of September 30, 1996, the volumes remaining to be delivered were approximately 4.9 BCF of natural gas, and the related deferred revenue was $8,569,000.

     PRODUCTION PAYMENT. Under the terms of a production payment obligation, the Company must make a monthly cash payment based on net proceeds from subject properties located in the U.S. This obligation has been recorded at a discount to reflect a market rate of interest. At September 30, 1996 the remaining principal amount was $17,974,000 and the recorded liability was $13,783,000. Properties to which approximately 4% of the Company's estimated total proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

DIVIDENDS
     On February 1, 1996, a stock dividend of .013605 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on January 10, 1996. On May 1, 1996 a stock dividend of
0.017863 shares of Common Stock on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on April 10, 1996. On August 1, 1996 a cash dividend of $.1875 on each share of its outstanding $.75 Convertible Preferred Stock was paid to holders of record on July 10, 1996. On November 1, 1996, a cash dividend of $.1875 on each share of its outstanding $.75 Convertible Preferred Stock was paid to shareholders of record on October 10, 1996. The Indenture executed in connection with the 11-1/4% Senior Subordinated Notes due 2003 and the Credit Facility contain restrictive provisions governing dividend payments.

GAS BALANCING
     It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first nine months of 1996 to approximately 3 BCF from approximately 5 BCF at December 31, 1995.
At September 30, 1996 the undiscounted value of this imbalance is approximately $5,580,000, of which $2,240,000 is reflected on the balance sheet as a short-term liability and the remaining $3,340,000 is reflected on the balance sheet as a long-term liability. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*    Exhibit 11     Forest Oil Corporation and Subsidiaries - Calculation of
                    Earnings per Share of Common Stock.

*    Exhibit 27     Financial Data Schedule.

*    Filed with this report.


(b)  Reports on Form 8-K
     The following report on Form 8-K was filed by Forest during the third quarter of 1996:

     Date of Report      Item Reported     Financial Statements Filed
     --------------      -------------     --------------------------
     August 7, 1996          Item 7                    None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FOREST OIL CORPORATION
                                                (Registrant)



Date:  November 14, 1996                   /s/ Daniel L. McNamara
                                     ------------------------------------
                                              Daniel L. McNamara
                                        Corporate Counsel and Secretary
                                     (Signed on behalf of the registrant)



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