Form 10-K/A
period 1995-12-31
FOREST OIL CORP
filed 1997-01-31
CIK 38079

-------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

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

-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
                                        PART I

Item 1.   Business                                                                   1

Item 2.   Properties                                                                10

Item 3.   Legal Proceedings                                                         16

Item 4.   Submission of Matters to a Vote of Security Holders                       17

Item 4A.  Executive Officers of Forest                                              17


                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters     19

Item 6.   Selected Financial and Operating Data                                     22

Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  24

Item 8.   Financial Statements and Supplementary Data                               33

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                   33


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant                        69

Item 11.  Executive Compensation                                                    69

Item 12.  Security Ownership of Certain Beneficial Owners and Management            69

Item 13.  Certain Relationships and Related Transactions                            69


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K           69

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

The Company operates from production offices located in Lafayette, Louisiana and Denver, Colorado. In January 1996 the Company established an administrative and production office in Calgary, Alberta, Canada. Forest's corporate headquarters are located in Denver, Colorado. On December 31, 1995, Forest had 173 employees, of whom 115 were salaried and 58 were hourly. On March 20, 1996, Forest had 177 employees in the United States, of whom 119 were salaried and 58 were hourly, Canadian Forest had 51 salaried employees and ProMark had 16 salaried employees.

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

In recent years, the Company has not been able to exploit the full potential of its acquisitions due to financial constraints resulting from its highly leveraged capital structure and low natural gas prices. During 1995, the Company sold equity securities to The Anschutz Corporation (Anschutz) for $45,000,000 and restructured $62,400,000 of indebtedness to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron). In December 1995, the Company agreed to exchange 1,680,000 shares of common stock for $22,400,000 of JEDI indebtedness and warrants to acquire Forest common stock. In January 1996, the Company completed the purchase of Canadian Forest using the proceeds of a common stock offering and approximately $8,300,000 of borrowings under its bank credit facility. Forest also established a $60,000,000 CDN credit facility secured by the oil and gas properties of Canadian Forest. As a result of these transactions, the Company has improved its financial flexibility significantly. The Company believes such improved financial flexibility should allow Forest to exploit its expanded property base more effectively. During the remainder of 1996, the Company intends to pursue its acquisition and exploitation strategy while continuing its efforts to improve its balance sheet and liquidity. The Company has also significantly increased the amount of capital expenditures it has budgeted for exploration activities. For further information concerning the Company's acquisitions and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

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

In addition to operating the Netback Pool, ProMark provides two other marketing services for producers and purchasers of natural gas. ProMark manages long-term gas supply contracts for its industrial customers by providing full-service purchasing, accounting and gas nomination services for these customers on a fee-for-services basis. ProMark also buys and sells gas in its trading operation for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold. ProMark endeavors to offset its gas purchase or sales commitments with other gas purchase or sales contracts, commodity futures contracts, swaps or similar hedging instruments, thereby limiting its exposure to price risk. The Company is, however, exposed to credit risk in that there exists the possibility that the counterparties to third party agreements will fail to perform their contractual obligations.

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

PRODUCTION

The following table shows net liquids and natural gas production for Forest and its subsidiaries on a historical basis for the years ended December 31, 1995, 1994 and 1993 and on a pro forma basis including Saxon and Canadian Forest for the year ended 1995:

                               Net Natural Gas and Liquids Production (1)(2)
                               ---------------------------------------------
                               Pro forma
                                  1995       1995 (3)     1994 (4)     1993
                               ----------    --------     --------    ------
     United States:
       Natural Gas (MMCF)       33,342        33,342       48,048     41,114
       Liquids (MBBLS)           1,173         1,173        1,543      1,493

     Canada:
       Natural Gas (MMCF)       18,428             -            -          -
       Liquids (MBBLS)           1,828             -            -          -

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

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production in the United States on a historical basis for the years ended December 31, 1995, 1994 and 1993 for Forest and its subsidiaries and on a pro forma basis including Saxon and Canadian Forest for the year ended 1995:

                                               Canada
                                             ---------         United States
                                             Pro forma   -------------------------
                                               1995       1995      1994     1993
                                             ---------   -------   ------   ------
Average Sales Prices:
  Natural Gas
    Production under long-term fixed
      price contracts (MMCF) (1)                 (4)       9,414   16,656   19,065
    Average contract sales price (per MCF)               $  1.75     1.78     1.65

    Production sold on the spot market (MMCF)    (4)      23,928   31,392   22,049
    Spot sales price received (per MCF) (2)              $  1.66     1.90     2.21
    Effects of energy swaps (per MCF) (3)                    .17      .06     (.13)
                                                         -------   ------   ------
    Average spot sales price (per MCF) (2)               $  1.83     1.96     2.08

    Total natural gas production (MMCF)       18,428      33,342   48,048   41,114
    Average sales price (per MCF) (2)         $ 1.16        1.77     1.90     1.88

  Liquids:
    Oil and Condensate
      Total production (MBBLS)                 1,450       1,121    1,482    1,464
      Sales price received (per BBL)          $15.44       16.36    14.97    16.25
      Effects of energy swaps (per BBL) (3)        -        (.50)    (.14)     .58
                                              ------     -------   ------   ------
      Average sales price (per BBL)           $15.44       15.86    14.83    16.83

    Natural Gas Liquids
      Total production (MBBLS)                   378          52       61       29
      Average sales price (per BBL)           $ 8.76       15.81    14.79    24.02

    Total liquids production (MBBLS)           1,828       1,173    1,543    1,493
    Average sales price (per BBL)             $14.05       15.86    14.83    16.97

Average production cost (per MCFE) (5)        $  .51         .56      .39      .39

---------------
(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. For further information concerning volumes and prices recorded under volumetric production payments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the spot sales price received, average spot sales price and average sales price for natural gas in 1995 were $1.79, $1.96 and $1.90 per MCF, respectively. For further information regarding the gas contract settlement, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.

(3) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 10,146 MMCF, 12,184 MMCF and 8,057 MMCF for the years ended December 31, 1995, 1994 and 1993, respectively. Hedged oil and condensate volumes were 498,000 BBLS, 370,000 BBLS and 720,000 BBLS for the years ended December 31, 1995, 1994 and 1993, respectively.

(4) Pro forma data concerning volumes sold under long-term fixed price contracts versus volumes sold on the spot market is not available.

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

PRODUCTIVE WELLS

The following summarizes total gross and net productive wells of the Company and its subsidiaries on a historical basis, including the wells owned by Saxon, at December 31, 1995 and on a pro forma basis including Canadian Forest for the year ended December 31, 1995:
                                          PRODUCTIVE WELLS (1)
                                        ------------------------
                                        UNITED STATES     CANADA
                                        -------------     ------
                  Historical
                  ----------
                  Gross (2)
                     Gas                      290            99
                     Oil                      170           510
                                            -----         -----
                          Totals (3)          460           609
                                            -----         -----
                                            -----         -----
                  Net (4)
                     Gas                     93.3          16.4
                     Oil                    116.3          95.8
                                            -----         -----
                          Totals            209.6         112.2
                                            -----         -----
                                            -----         -----
                  Pro forma
                  ---------
                  Gross (2)
                     Gas                      290           383
                     Oil                      170         1,036
                                            -----         -----
                          Totals (3)          460         1,419
                                            -----         -----
                                            -----         -----
                  Net (4)
                     Gas                     93.3         109.6
                     Oil                    116.3         208.4
                                            -----         -----
                          Totals            209.6         318.0
                                            -----         -----
                                            -----         -----

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

                                            Developed           Undeveloped
                                           Acreage (1)          Acreage (2)
                                       ------------------   -------------------
                                       Gross (3)  Net (4)   Gross (3)   Net (4)
                                       ---------  -------   ---------   -------
United States:
  Louisiana Offshore                    138,636    62,265      63,245    28,306
  Oklahoma                               63,015    21,661       8,142     1,456
  Texas Onshore                         122,117    47,452      14,473     9,844
  Texas Offshore                         39,622    29,483      11,520     8,640
  Wyoming                                 8,477     4,484      54,204    24,367
  Other                                  25,553    10,999       3,610     1,577
                                        -------   -------   ---------   -------
                                        397,420   176,344     155,194    74,190
Canada                                   99,060    35,271      17,160     8,816
                                        -------   -------   ---------   -------
Total acreage at December 31, 1995      496,480   211,615     172,354    83,006
                                        -------   -------   ---------   -------
                                        -------   -------   ---------   -------
Total acreage at December 31, 1994      465,045   204,071     219,730   155,563
                                        -------   -------   ---------   -------
                                        -------   -------   ---------   -------
Pro forma acreage at December 31, 1995  802,521   313,308   1,008,475   316,989
                                        -------   -------   ---------   -------
                                        -------   -------   ---------   -------

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

                                         United States
                                     --------------------
                                     1995    1994    1993
                                     ----    ----    ----
    Net Exploratory Wells: (1)
         Dry (2)                      1.3     2.0     1.2
         Productive (3)                .3     1.3      .3
                                      ---     ---     ---
                                      1.6     3.3     1.5
                                      ---     ---     ---
                                      ---     ---     ---
    Net Development Wells: (1)
         Dry (2)                        -       -       -
         Productive (3)                .6     2.1     3.0
                                      ---     ---     ---
                                       .6     2.1     3.0
                                      ---     ---     ---
                                      ---     ---     ---

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

DELIVERY COMMITMENTS

At December 31, 1995 Forest and its subsidiaries were obligated to deliver, or to make cash settlement with respect to, approximately 8.0 BCF of natural gas and 87,000 barrels of oil under the terms of volumetric production payments.
The delivery commitments cover approximately 14% and 4% of the estimated net proved reserves of natural gas and oil, respectively, attributable to the subject properties. The production payments are nonrecourse to other properties owned by the Company. The Company is further obligated to deliver approximately
 .8 BCF of natural gas under existing long-term contracts. Canadian Forest markets approximately 100 MMCF/day under medium- and long-term gas sales contracts to a number of Canadian and United States resale markets. Canadian Forest, on behalf of ProMark, has currently contracted with 23 Canadian producers to purchase a quantity of gas which, when aggregated with gas produced by Canadian Forest, constitutes the Netback Pool which is sufficient to serve the requirements of all the resale markets. For further information concerning the Company's volumetric production payment agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 17 of Notes to Consolidated Financial Statements.

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

                                                                        Years Ended December 31,
                                              Pro forma    ------------------------------------------------
                                               1995(1)       1995     1994(2)    1993     1992(3)     1991
                                              ---------    --------   -------   -------   -------   -------
                                                    (In Thousands Except per Share Amounts and Volumes)
FINANCIAL DATA
  Revenue                                      $ 269,781     82,456   115,947   105,148   113,186    69,897
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Earnings (loss) before income taxes,
    cumulative effects of changes in
    accounting principles and
    extraordinary items                        $  (7,768)   (18,003)  (67,844)  (10,705)   11,286   (52,262)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Earnings (loss) before cumulative
    effects of changes in accounting
    principles and extraordinary items         $ (14,117)   (17,996)  (67,853)   (9,355)    7,298   (34,850)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Earnings (loss) before extraordinary items   $ (14,117)   (17,996)  (81,843)  (10,478)    7,298   (34,850)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Net earnings (loss)                          $ (14,117)   (17,996)  (81,843)  (21,213)    7,298   (25,348)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Weighted average number of common
    shares outstanding                            22,301      7,360     5,619     4,399     2,755     2,499
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Net earnings (loss) attributable to
    common stock                               $ (16,277)   (20,156)  (84,004)  (23,463)    4,950   (30,557)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Primary earnings (loss) per share: (4)
    Earnings (loss) before cumulative effects
      of changes in accounting principles
      and extraordinary items                  $    (.73)     (2.74)   (12.46)    (2.64)     1.80    (16.03)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
    Earnings (loss) before extraordinary items $    (.73)     (2.74)   (14.95)    (2.90)     1.80    (16.03)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
    Net earnings (loss) attributable to
      common stock                             $    (.73)     (2.74)   (14.95)    (5.34)     1.80    (12.23)
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Total assets                                 $ 517,990    321,043   324,832   426,755   378,532   296,189
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Long-term obligations                        $ 237,650    236,155   271,128   288,588   250,672   203,136
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------
  Shareholders' equity                         $ 180,241     44,297     6,086    88,156    59,881    54,840
                                               ---------   --------   -------   -------   -------   -------
                                               ---------   --------   -------   -------   -------   -------

                                                                        Years Ended December 31,
                                              Pro forma    ------------------------------------------------
                                               1995(1)       1995     1994(2)    1993     1992(3)     1991
                                              ---------    --------   -------   -------   -------   -------
                                                   (In Thousands Except per Share Amounts and Volumes)
OPERATING DATA
  Annual production (5):
    Gas (MMCF)                                   51,770    33,342    48,048     41,114    29,174     23,877
    Liquids (MBBLS)                               3,001     1,173     1,543      1,493     1,450        847

  Average price received (5):
    Gas (per MCF) (6)                         $    1.57      1.77      1.90       1.88      1.70       1.84
    Liquids (per Barrel)                      $   14.76     15.86     14.83      16.97     18.14      25.31

  Capital expenditures                        $  77,368    52,744    42,544    170,821   106,627     35,664

  Proved Reserves (5) (7):
    Gas (MMCF)                                  330,166   238,128   246,996    273,382   194,655    193,471
    Liquids (MBBLS)                              20,788    10,541     7,532      8,198     7,560      5,315

  Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves (7)           $ 333,676   256,917   207,549    262,176   190,971    166,454

  Total discounted future net cash flows
    relating to proved oil and gas reserves,
    including amounts attributable to
    volumetric production payments (7)        $ 342,152   265,393   230,149    299,053   227,009    188,069

---------------
(1) The pro forma financial and operating data as of December 31, 1995 gives effect to the public offering of common stock and the Canadian Forest acquisition as if they occurred on that date and the pro forma financial and operating data for the year ended December 31, 1995 assumes the acquisitions of Saxon and Canadian Forest occurred as of January 1, 1995. See Notes 2 and 9 of Notes to Consolidated Financial Statement.

(2) Effective January 1, 1994 the Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method. See
    Note 1 of Notes to Consolidated Financial Statements.

(3) Financial data for the year ended December 31, 1992 include the effects of a gas contract settlement, which increased total revenue by $37,541,000 and net earnings by $24,043,000 or $8.73 per share. The average price received for natural gas for the year ended December 31, 1992 excludes the effects of the settlement.

(4) Fully diluted earnings (loss) per share was the same as primary earnings
    (loss) per share in all years except 1992. In 1992, fully diluted earnings per share was $1.45.

(5) Includes amounts attributable to required deliveries under volumetric production payments. See Notes 6 and 17 of Notes to Consolidated Financial Statements.

(6) Amounts shown for 1995 and pro forma 1995 exclude the effects of a gas contract settlement. Including such amount, the average sales prices for 1995 and pro forma 1995 were $1.90 and $1.64 per MCF, respectively. For further information regarding the gas contract settlement, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of Notes to Consolidated Financial Statements.

(7) The 1995 and pro forma 1995 amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a 56% economic interest. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

NET EARNINGS (LOSS). The net loss for 1995 was $17,996,000 compared to a net loss of $81,843,000 in 1994. The 1995 loss was primarily due to decreased oil and natural gas volumes and lower natural gas prices, offset by $4,263,000 of income associated with the resolution of a gas contract settlement. The net loss for 1994 was $81,843,000 compared to a net loss of $21,213,000 in 1993. The 1994 loss includes a $58,000,000 writedown of the book value of the Company's oil and gas properties due to a ceiling test limitation and a charge of $13,990,000 relating to the change in the method of accounting for oil and gas sales from the sales method to the entitlements method. See "Changes in Accounting".

REVENUE. Total revenue decreased 29% to $82,456,000 in 1995 from $115,947,000 in 1994, and increased 10% in 1994 from $105,148,000 in 1993.

Oil and gas sales decreased to $82,275,000 from $114,541,000, or by approximately 28% in 1995 compared to 1994. Oil and gas sales in 1995 includes $4,263,000 of income associated with a gas contract settlement with Columbia Gas Transmission ("Columbia"). The Company had entered into gas sales contracts with Columbia which were rejected by Columbia in connection with its bankruptcy proceedings. The income related to the settlement with Columbia represents approximately 5% of total oil and gas sales in 1995.

In 1995, natural gas and oil production volumes were down 31% and 24%, respectively, compared to 1994. These decreases result primarily from limited capital expenditures in 1994 and 1995 that did not allow the Company to replace existing production through acquisitions and drilling. The Company expects this trend to reverse in 1996 as a result of the Saxon and Canadian Forest acquisitions coupled with planned increases in its domestic capital investment program. The average sales price for natural gas in 1995 decreased 7% compared to 1994, exclusive of the effects of the income associated with the gas contract settlement. The average sales price for oil in 1995 increased 7% compared to 1994.

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

Oil and gas sales to Enron and certain of its affiliates (Enron Affiliates), the Company's largest customer, represented approximately 38% of oil and gas sales in 1995, compared to 51% in 1994 and 61% in 1993. The decreases during this period are attributable primarily to the decreases in delivery requirements pursuant to volumetric production payments. In addition, the Company's spot market sales to Enron Affiliates decreased to approximately 8 BCFE in 1995 from approximately 16 BCFE in 1994 as a result of lower production volumes available for sale and spot market sales to buyers other than Enron affiliates. Spot market sales to Enron Affiliates in 1993 were approximately 14 BCFE.

The production volumes and average sales prices for the years ended December 31, 1995, 1994 and 1993 for Forest and its subsidiaries were as follows:

                                                  Years Ended December 31,
                                                ---------------------------
                                                 1995       1994      1993
                                                -------    ------    ------
    NATURAL GAS
    Production under long-term fixed
     price contracts (MMCF) (1)                   9,414    16,656    19,065
    Average contract sales price (per MCF)       $ 1.75      1.78      1.65

    Production sold on the spot market (MMCF)    23,928    31,392    22,049
    Spot sales price received (per MCF) (2)      $ 1.66      1.90      2.21
    Effects of energy swaps (per MCF) (3)           .17       .06      (.13)
                                                -------    ------    ------

    Average spot sales price (per MCF) (2)      $  1.83      1.96      2.08

    Total natural gas production (MMCF)          33,342    48,048    41,114
    Average sales price (per MCF) (2)           $  1.77      1.90      1.88

    LIQUIDS
    Oil and condensate:
      Total production (MBBLS)                    1,121     1,482     1,464
      Sales price received (per BBL)            $ 16.36     14.97     16.25
      Effects of energy swaps (per BBL) (3)        (.50)     (.14)      .58
                                                -------    ------    ------

      Average sales price (per BBL)             $ 15.86     14.83     16.83

    Natural gas liquids:
      Total production (MBBLS)                       52        61        29
      Average sales price (per BBL)             $ 15.81     14.79     24.02

    Total liquids production (MBBLS)              1,173     1,543     1,493
    Average sales price (per BBL)               $ 15.86     14.83     16.97

---------------
(1) Production under long-term fixed price contracts includes scheduled deliveries under volumetric production payments, net of royalties. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 17 of Notes to Consolidated Financial Statements.

(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the spot sales price received, average spot sales price and average sales price for 1995 were $1.79, $1.96 and $1.90 per MCF, respectively. For further information regarding the gas contract settlement, see Note 15 of Notes to Consolidated Financial Statements.

(3) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 10,146 MMCF, 12,184 MMCF and 8,057 MMCF for the years ended December 31, 1995, 1994 and 1993, respectively. Hedged oil and condensate volumes were 498,000 BBLS, 370,000 BBLS and 720,000 BBLS for the years ended December 31, 1995, 1994 and 1993. The aggregate gains (losses) under energy swap agreements were $3,536,000, $1,810,000 and $(2,050,000), respectively, for the years ended
    December 31, 1995, 1994 and 1993.

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

                                                 Years Ended December 31,
                                               ---------------------------
                                                1995       1994      1993
                                               -------    ------    ------
                                                      (In Thousands)

    Overhead costs capitalized                 $ 6,776     7,553     7,558
    General and administrative costs expensed    9,081    11,166    12,003
                                               -------    ------    ------
       Total overhead costs                    $15,857    18,719    19,561(1)
                                               -------    ------    ------
                                               -------    ------    ------

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

CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities (operating cash flow). During 1995, the Company's operating cash flow and working capital were adversely affected by a significant decline in production. The following summary table reflects comparative cash flow data for the Company for the years ended December 31, 1995, 1994 and 1993.

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   1995     1994      1993
                                                 --------  -------  -------
                                                        (In Thousands)

   Net cash provided (used) by operating
    activities                                   $ (3,062)  42,546    41,722
   Net cash used by investing activities          (17,219) (32,307) (170,134)
   Net cash provided (used) by financing
    activities                                     20,698  (14,231)   71,886

The Company experienced a net use of cash for operating activities of $3,062,000 in 1995 compared to $42,546,000 of net cash provided by operating activities in the prior year as a result of lower production volumes, coupled with decreased prices for natural gas. The Company used $17,219,000 for investing activities in 1995 compared to $32,307,000 in the prior year due to lower direct capital expenditures, offset in part by lower proceeds from property sales. Cash provided by financing activities of $20,698,000 in 1995 included the net proceeds from the issuance of stock and warrants to Anschutz, partially offset by repayments of the Company's Credit Facility and a decrease in other liabilities. In 1994, the Company used cash for financing activities of $14,231,000, primarily consisting of the redemption of subordinated debentures and a decrease in other liabilities, offset by borrowings under the Company's Credit Facility.

WORKING CAPITAL. The Company had a working capital deficit of approximately $9,181,000 at December 31, 1995 ($9,053,000 on a pro forma basis) compared to a deficit of approximately $22,100,000 at December 31, 1994. The decrease in the deficit is attributable primarily to a decrease in accounts payable related to exploration and development costs.

The Company generally reports a working capital deficit at the end of a period. The working capital deficit is principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from the Company's operations or, if necessary, by drawdowns on the Company's long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

At December 31, 1995 the Company had borrowing capacity of approximately $22,000,000 under its long-term bank credit facilities ($65,000,000 on a pro forma basis). The Company's available credit at December 31, 1995 was adequate to fund the working capital deficit at that date.

HEDGING PROGRAM. In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At December 31, 1995, the Company had natural gas swaps and collars (including those of Saxon) for an aggregate of approximately 35.0 BBTU (billion British Thermal Units) per day of natural gas during 1996 at fixed prices and floors ranging from $1.03 per MMBTU (million British Thermal Units) on an Alberta

Energy Company "C" (AECO "C" ) basis to $2.48 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 27.4 BBTU per day of natural gas during 1997 at fixed prices and floors ranging from $1.03 (AECO "C" basis) to $2.54 (NYMEX basis) per MMBTU. At December 31, 1995 the Company had oil swaps for an aggregate of 927 barrels per day of oil during 1996 at fixed prices ranging from $16.70 to $17.90 (NYMEX basis). The Company currently has no material oil swaps in place for 1997. For further information on the Company's outstanding energy swaps, see Note 13 of Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the past three years, were as follows:

                                         Years Ended December 31,
                                       ----------------------------
                                         1995      1994       1993
                                       -------    ------    -------
                                              (In Thousands)
    Property acquisition costs (1):
         Proved properties             $26,487     9,553    121,882
         Undeveloped properties            320       209     23,034
                                       -------    ------    -------
                                        26,807     9,762    144,916

    Exploration costs:
         Direct costs                   11,528    15,229      4,923
         Overhead capitalized            1,211       464        510
                                       -------    ------    -------
                                        12,739    15,693      5,433

    Development costs:
         Direct costs                    7,633    10,000     13,424
         Overhead capitalized            5,565     7,089      7,048
                                       -------    ------    -------
                                        13,198    17,089     20,472
                                       -------    ------    -------
                                       $52,744    42,544    170,821
                                       -------    ------    -------
                                       -------    ------    -------

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

The Company's 1996 budgeted expenditures for exploration and development are approximately $20,500,000 and $41,500,000, respectively, including capitalized overhead of approximately $7,500,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                                  KPMG PEAT MARWICK LLP


Denver, Colorado
February 20, 1996

FOREST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                Pro Forma
                                              1995 (Note 2)     December 31,
                                               (Unaudited)    1995       1994
                                               -----------  --------   --------
                                                        (In Thousands)

ASSETS
Current assets:
  Cash and cash equivalents                     $  3,287      3,287      2,869
  Accounts receivable                             35,763     17,395     20,418
  Other current assets                             4,612      2,557      2,231
                                                --------   --------   --------
    Total current assets                          43,662     23,239     25,518

Net property and equipment, at cost (Note 5)     429,584    277,599    276,609

Investment in affiliate (Note 4)                  11,301     11,301     11,652

Other assets                                      33,443      8,904     11,053
                                                --------   --------   --------
                                                $517,990    321,043    324,832
                                                --------   --------   --------
                                                --------   --------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                $  2,055      2,055      4,445
  Current portion of long-term debt (Note 5)       2,263      2,263      1,636
  Current portion of gas balancing liability       4,700      4,700      5,735
  Accounts payable                                37,561     17,456     26,557
  Accrued interest                                 4,219      4,029      4,318
  Other current liabilities                        1,917      1,917      4,927
                                                --------   --------   --------
    Total current liabilities                     52,715     32,420     47,618

Commitments and contingencies (Notes 10,
 12 and 13)

Long-term debt (Notes 3 and 5)                   192,848    193,879    207,054
Gas balancing liability                            3,841      3,841      8,525
Other liabilities                                 25,824     23,298     19,641
Deferred revenue (Note 6)                         15,137     15,137     35,908
Deferred income taxes                             38,502          -          -

Minority interest (Note 2)                         8,882      8,171          -

Shareholders' equity (Notes 2, 3, 5, 8 and 9):
  Preferred stock                                 24,359     24,359     15,845
  Common stock, 10,660,291 shares in 1995
   (22,800,291 shares pro forma, and
   5,659,042 shares in 1994)                       2,280      1,066        566
  Capital surplus                                366,431    241,241    192,337
  Common shares to be issued in debt
   restructuring                                   6,073      6,073          -
  Accumulated deficit                           (217,495)  (217,495)  (199,499)
  Foreign currency translation                    (1,407)    (1,407)    (1,337)
  Treasury stock, at cost, 1,060,000 shares in
   1995 and 21,188 shares in 1994                      -     (9,540)    (1,826)
                                                --------   --------   --------
    Total shareholders' equity                   180,241     44,297      6,086
                                                --------   --------   --------
                                                $517,990    321,043    324,832
                                                --------   --------   --------
                                                --------   --------   --------

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended December 31,
                                                                                 1995         1994       1993
                                                                               --------     --------   --------
                                                                           (In Thousands Except Per Share Amounts)
Revenue:
  Oil and gas sales:
    Gas                                                                        $ 59,084       91,309     77,249
    Gas contract settlement (Note 15)                                             4,263            -          -
    Oil and condensate                                                           18,602       22,874     25,341
    Products and other                                                              326          358        293
                                                                               --------     --------   --------
                                                                                 82,275      114,541    102,883
  Miscellaneous, net                                                                181        1,406      2,265
                                                                               --------     --------   --------
      Total revenue                                                              82,456      115,947    105,148

Expenses:
  Oil and gas production                                                         22,463       22,384     19,540
  General and administrative                                                      9,081       11,166     12,003
  Interest                                                                       25,323       26,773     23,729
  Depreciation and depletion                                                     43,592       65,468     60,581
  Provision for impairment of oil and gas properties                                  -       58,000          -
                                                                               --------     --------   --------
      Total expenses                                                            100,459      183,791    115,853
                                                                               --------     --------   --------
Loss before income taxes, cumulative effects of changes in
  accounting principles and extraordinary item                                  (18,003)     (67,844)   (10,705)

Income tax expense (benefit) (Note 7):
  Current                                                                            (7)           9        254
  Deferred                                                                            -            -     (1,604)
                                                                               --------     --------   --------
                                                                                     (7)           9     (1,350)
                                                                               --------     --------   --------
Loss before cumulative effects of changes in
  accounting principles and extraordinary item                                  (17,996)     (67,853)    (9,355)

Cumulative effects of changes in accounting principles:
  Oil and gas sales (Note 1)                                                          -      (13,990)         -
  Postretirement benefits, net of income tax benefit of $1,639,000 (Note 10)          -            -     (3,183)
  Income taxes (Note 7)                                                               -            -      2,060
                                                                               --------     --------   --------
                                                                                      -      (13,990)    (1,123)
                                                                               --------     --------   --------
Loss before extraordinary item                                                  (17,996)     (81,843)   (10,478)

Extraordinary item - loss on extinguishment of debt, net of income tax
  benefit of $4,652,000 (Note 5)                                                      -            -    (10,735)

Net loss                                                                       $(17,996)     (81,843)   (21,213)
                                                                               --------     --------   --------
                                                                               --------     --------   --------
Weighted average number of common shares outstanding                              7,360        5,619      4,399
                                                                               --------     --------   --------
                                                                               --------     --------   --------
Net loss attributable to common stock                                          $(20,156)     (84,004)   (23,463)
                                                                               --------     --------   --------
                                                                               --------     --------   --------
Pro forma amounts assuming the change in accounting for
  oil and gas sales is applied retroactively:
    Loss before cumulative effects of changes in
      accounting principles and extraordinary item                                                     $ (3,962)
                                                                                                       --------
                                                                                                       --------
    Net loss                                                                                           $(15,820)
                                                                                                       --------
                                                                                                       --------

                             (continued on following page)

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                        Years Ended December 31,
                                                                       1995        1994      1993
                                                                       ----        ----      ----
                                                                (In Thousands Except Per Share Amounts)
Primary and fully diluted loss per common share:
  Loss before cumulative effects of changes in accounting
    principles and extraordinary item                                $  (2.74)    (12.46)    (2.64)
  Cumulative effects of changes in accounting principles                    -      (2.49)     (.26)
                                                                     --------     ------    ------
  Loss before extraordinary item                                        (2.74)    (14.95)    (2.90)
  Extraordinary item -  loss on extinguishment of debt                      -          -     (2.44)
                                                                     --------     ------    ------
  Net loss attributable to common stock                              $  (2.74)    (14.95)    (5.34)
                                                                     --------     ------    ------
                                                                     --------     ------    ------
Pro forma amounts assuming the change in accounting for oil and gas sales is applied retroactively:
    Primary and fully diluted loss per common share:
      Loss before cumulative effects of changes in
        accounting principles and extraordinary item                                       $ (1.41)
                                                                                           -------
                                                                                           -------
      Net loss attributable to common stock                                                $ (4.11)
                                                                                           -------
                                                                                           -------

         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Common
                                                     Common               Shares to be
                                                    Stock and                Issued        Accumu-   Foreign
                                        Preferred    Class B    Capital     in Debt        lated     Currency     Treasury
                                          Stock       Stock     Surplus   Restructuring   Deficit   Translation     Stock
                                        ---------   ---------   -------   -------------  --------   -----------   --------
                                                                         (In Thousands)
Balance December 31, 1992                $17,214       300      146,592           -      (96,443)       (427)     (7,355)
  Net loss                                     -         -            -           -      (21,213)          -           -
  Issuance of common stock, net of
    offering costs (Note 9)                    -       222       51,284           -            -           -           -
  $.75 Convertible Preferred Stock
    dividends paid in common
    stock (Note 8)                             -        13          (13)          -            -           -           -
  Conversion of $.75 Convertible
    Preferred Stock to common stock
    (Note 8)                              (1,369)       17        1,352           -            -           -           -
  Reclassification of Class B to
    common stock (Note 9)                       -        7           (7)          -            -           -           -
  Exercise of employee stock options
    (Note 9)                                    -        3          393           -            -           -           -
  Common stock issued and treasury
    stock contributed to the Retirement
    Savings Plan and other (Note 10)            -        3        (586)           -            -           -       1,565
  Unfunded pension liability (Note 10)          -        -      (3,038)           -            -           -           -
  Foreign currency translation                  -        -           -            -            -        (358)          -
                                          -------    -----     -------        -----     --------      ------      ------
Balance December 31, 1993                  15,845      565     195,977            -     (117,656)       (785)     (5,790)
  Net loss                                      -        -           -            -      (81,843)          -           -
  Exercise of employee stock options
    (Note 9)                                    -        1         104            -            -           -           -
  $.75 Convertible Preferred Stock
    dividends paid in cash (Note 8)             -        -      (2,161)           -            -           -           -
  Treasury stock contributed to the
    Retirement Savings Plan and
    other (Note 10)                             -        -      (1,583)           -            -           -       3,964
  Foreign currency translation                  -        -           -            -            -        (552)          -
                                          -------    -----     -------        -----     --------      ------      ------
Balance December 31, 1994                  15,845      566     192,337            -     (199,499)     (1,337)     (1,826)
  NET LOSS                                      -        -           -            -      (17,996)          -           -
  ISSUANCE OF COMMON STOCK TO ANSCHUTZ
    (NOTES 3 AND 9)                             -      376      27,796            -            -           -           -
  ISSUANCE OF SECOND SERIES CONVERTIBLE
    PREFERRED STOCK TO ANSCHUTZ
    (NOTES 3 AND 8)                         8,518        -           -            -            -           -           -
  ISSUANCE OF WARRANTS TO ANSCHUTZ
    (NOTES 3 AND 9)                             -        -       8,311            -            -           -           -
  ISSUANCE OF WARRANTS TO JEDI
    (NOTES 3 AND 9)                             -        -      12,116            -            -           -           -
  COSTS ASSOCIATED WITH EQUITY ISSUED
    TO ANSCHUTZ AND JEDI                        -        -      (3,940)           -            -           -           -
  COMMON STOCK ISSUED IN ACQUISITION
    OF SAXON (NOTES 2 AND 9)                    -      106       9,434            -            -           -      (9,540)
  COMMON STOCK ISSUED AND TREASURY
    STOCK CONTRIBUTED TO THE RETIREMENT
    SAVINGS PLAN (NOTE 10)                      -        2      (1,425)           -            -           -       1,826
  $.75 CONVERTIBLE PREFERRED STOCK
    DIVIDENDS PAID IN CASH (NOTE 8)             -        -        (540)           -            -           -           -
  $.75 CONVERTIBLE PREFERRED STOCK
    DIVIDENDS PAID IN COMMON STOCK
    (NOTE 8)                                    -       16         (16)           -            -           -           -
  CONVERSION OF $.75 CONVERTIBLE
    PREFERRED STOCK TO COMMON STOCK
    (NOTE 8)                                   (4)       -           4            -            -           -           -
  COMMON SHARES TO BE ISSUED IN DEBT
    RESTRUCTURING (NOTE 3)                      -        -           -        6,073            -           -           -
  UNFUNDED PENSION LIABILITY (NOTE 10)          -        -      (2,836)           -            -           -           -
  FOREIGN CURRENCY TRANSLATION                  -        -           -            -            -         (70)          -
                                          -------    -----     -------        -----     --------      ------      ------
BALANCE DECEMBER 31, 1995                 $24,359    1,066     241,241        6,073     (217,495)     (1,407)     (9,540)
                                          -------    -----     -------        -----     --------      ------      ------
                                          -------    -----     -------        -----     --------      ------      ------

         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                   1995        1994       1993
                                                                 --------    -------    --------
                                                                          (In Thousands)
Cash flows from operating activities:
  Loss before cumulative effects of changes in
   accounting principles and extraordinary item                  $(17,996)  (67,853)      (9,355)
  Adjustments to reconcile loss before cumulative effects of changes in accounting principles and extraordinary item
   to net cash provided (used) by operating activities:
    Depreciation and depletion                                     43,592    65,468       60,581
    Provision for impairment of oil and gas properties                  -    58,000            -
    Deferred Federal income tax benefit                                 -         -       (1,604)
    Other, net                                                      3,303     5,372        3,045
    Decrease in accounts receivable                                 4,285     4,839        2,264
    (Increase) decrease in other current assets                      (152)    1,078          375
    Increase (decrease) in accounts payable                       (11,458)    4,021      (12,668)
    Increase (decrease) in accrued interest and other
     current liabilities                                           (3,865)    2,941       (1,078)
    Proceeds from volumetric production payments                        -     4,353       40,468
    Amortization of deferred revenue                              (20,771)  (35,673)     (40,306)
                                                                 --------   -------     --------
      Net cash provided (used) by operating activities             (3,062)   42,546       41,722

Cash flows from investing activities:
  Capital expenditures for property and equipment                 (27,098)  (42,780)    (171,166)
  Cash paid for acquisition of subsidiary                          (1,121)        -            -
  Proceeds of sales of property and equipment, net                  8,715    12,941        2,997
  Decrease (increase) in other assets, net                          2,285    (2,468)      (1,965)
                                                                 --------   -------     --------
      Net cash used by investing activities                       (17,219)  (32,307)    (170,134)

Cash flows from financing activities:
  Proceeds from bank borrowings                                    82,600    31,500       25,000
  Repayments of bank borrowings                                   (91,800)  (23,500)           -
  Proceeds from nonrecourse secured loan                                -     1,400       57,400
  Repayments of nonrecourse secured loan                           (1,143)        -            -
  Repayments of production payment obligation                      (2,316)   (2,771)      (5,980)
  Issuance of senior subordinated notes, net of offering costs          -         -       95,827
  Redemptions and repurchases of subordinated debentures
   and secured notes                                                    -    (7,171)    (148,918)
  Proceeds from capital stock and warrants issued, net of
   issuance costs                                                  41,060         -       51,506
  Payment of preferred stock dividends                               (540)   (2,161)           -
  Debt issuance costs                                                (491)     (772)      (1,336)
  Increase (decrease) in cash overdraft                            (2,390)      551       (1,347)
  Decrease in other liabilities, net                               (4,282)  (11,307)        (266)
                                                                 --------   -------     --------
    Net cash provided (used) by financing activities               20,698   (14,231)      71,886

Effect of exchange rate changes on cash                                 1       (88)         (12)
                                                                 --------   -------     --------
Net increase (decrease) in cash and cash equivalents                  418    (4,080)     (56,538)

Cash and cash equivalents at beginning of year                      2,869     6,949       63,487
                                                                 --------   -------     --------
Cash and cash equivalents at end of year                         $  3,287     2,869        6,949
                                                                 --------   -------     --------
                                                                 --------   -------     --------
Cash paid during the year for:
  Interest                                                       $ 22,138    23,989       23,123
                                                                 --------   -------     --------
                                                                 --------   -------     --------
  Income taxes                                                   $      -         9          452
                                                                 --------   -------     --------
                                                                 --------   -------     --------

           See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------------------------

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

Unless otherwise indicated, all share amounts, share prices and per share amounts have been adjusted to give effect to a 5 to 1 reverse stock split that was effective on January 8, 1996.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------------------------------------------------------------------------------

Net property and equipment at December 31 consists of the following:

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
-------------------------------------------------------------------------------

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

During 1995, the Company completed acquisitions totaling $26,807,000. The most significant of these was the purchase on December 20, 1995 of a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy, Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN. The preferred shares of Archean Energy, Ltd. were recorded at their historical carrying value of $11,301,000. The Forest common shares issued to Saxon were recorded at their estimated fair value determined by reference to the quoted market prices of the shares immediately preceding the announcement of the acquisition less a discount of 20%, or $9.00 per share. The discount applied reflects the fact that the shares were not registered and not freely tradable, that there were certain restrictions placed on the shares as a condition of the purchase agreement, and that the shares represented a large block of Forest common stock.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(2)  ACQUISITIONS (CONTINUED):
-------------------------------------------------------------------------------

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

Forest has the ability to convert its preferred shares and its nonvoting common shares of Saxon into voting common shares at any time. As a result, Forest has financial control over Saxon and has accounted for Saxon as a consolidated subsidiary. The consolidated balance sheet of Forest includes the accounts of Saxon at December 31, 1995. The Company has not recorded any production or results of operations of Saxon for the period from December 20 to December 31, 1995 as the results of operations for such period are not significant.

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

                                            Pro Forma Year Ended
                                              December 31, 1995
                                            --------------------
                                            (In Thousands Except
                                              Per Share Amounts)
          Revenue:
            Oil and gas sales                      $ 129,778
            Marketing and processing                 139,815
            Miscellaneous, net                           188
                                                   ---------
              Total revenue                        $ 269,781
                                                   ---------
                                                   ---------

          Loss before income taxes,
           cumulative effect of changes in
           accounting principles and
           extraordinary item                      $  (7,768)
                                                   ---------
                                                   ---------
          Net loss                                 $ (14,117)
                                                   ---------
                                                   ---------

         Primary and fully diluted
           loss per share                          $    (.73)
                                                   ---------
                                                   ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(3) ANSCHUTZ AND JEDI TRANSACTIONS:
-------------------------------------------------------------------------------
During 1995, following receipt of shareholder approval, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron).

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

The Anschutz investment was made in two closings. At the first closing, which occurred on May 19, 1995, Anschutz loaned the Company $9,900,000. The loan carried interest at 8% per annum. The loan was nonrecourse to the Company and was secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd., and a cash collateral account with an initial balance of $2,000,000. At the second closing, which occurred in July 1995, Anschutz converted the loan into 1,100,000 shares of common stock and the shares issued were recorded at the carrying amount of the loan ($9,900,000). At the second closing, Anschutz purchased an additional 2,660,000 shares of common stock, the convertible preferred stock and the A Warrant for $35,100,000. The total proceeds received by the Company at the second closing were allocated based on the relative fair market values of the common stock ($18,272,000), convertible preferred stock ($8,518,000) and the A Warrant ($8,311,000) issued. At the second closing, Anschutz also received from JEDI an option to purchase from JEDI up to 2,250,000 shares of common stock that JEDI had the right to acquire from the Company upon exercise of the B Warrant referred to below (the Anschutz Option). The Anschutz Option terminates on July 27, 1998. The Company has entered into a shareholders agreement with Anschutz pursuant to which Anschutz agreed to certain voting, acquisition, and transfer limitations regarding shares of common stock for five years after the second closing.

At the second closing on July 27, 1995, Forest and JEDI restructured JEDI's existing loan which had a principal balance of approximately $62,368,000 before unamortized discount of $4,984,000. As a part of the restructuring, the existing JEDI loan balance was divided into two tranches: a $40,000,000 tranche, which bears interest at the rate of 12.5% per annum and is due and payable in full on December 31, 2000; and an approximately $22,400,000 tranche, which did not bear interest and was due and payable in full on December 31, 2002. JEDI also relinquished the net profits interest that it held in certain properties of the Company. In consideration, JEDI received a warrant (the B Warrant) that entitled it to purchase 2,250,000 shares of the Company's common stock for $10.00 per share. The B Warrant was recorded at its estimated fair value. The fair value of the warrants was estimated to be approximately $12,100,000, representing the amount determined using the Black-Scholes
Option Pricing Model, based on the market value of the stock at the date of the transaction, less a discount of 10% to reflect the size of the block of shares to be issued, less the estimated brokerage fees on the ultimate disposition of the shares.

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

As a result of the loan restructuring and the issuance of the B Warrant, the Company reduced the recorded amount of the related liability to approximately $45,493,000. No gain or loss was recorded on the loan restructuring since the estimated fair value of the restructured loan and the B Warrant is approximately equal to the original loan balance.

In December 1995, JEDI exchanged the $22,400,000 tranche and the B Warrant for 1,680,000 shares of common stock (the JEDI Exchange). The fair value of the 1,680,000 shares of common stock was estimated to be $15,400,000 based on the quoted market price of the common stock at the date of the transaction, less a discount of 35% to reflect the shareholder agreement with JEDI that limited JEDI's ability to vote the shares or to transfer the shares before July 27, 1998, the size of the block of stock and the estimated brokerage fees on the ultimate disposition of the shares. No gain or loss was recorded on the exchange since the estimated fair value of the common stock issued less the estimated fair value of the B warrant reacquired was approximately equal to the carrying amount of the $22,400,000 tranche.

Pursuant to the JEDI Exchange, the Company assumed JEDI's obligations under the Anschutz Option. Under the Anschutz Option, the Company is now obligated to issue shares directly to Anschutz that previously would have been issued to JEDI pursuant to the B Warrant. Upon the exercise of the Anschutz

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(3) ANSCHUTZ AND JEDI TRANSACTIONS (CONTINUED):
-------------------------------------------------------------------------------

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

(4) INVESTMENT IN  AFFILIATE:
-------------------------------------------------------------------------------

In 1992, the Company sold its Canadian assets and related operations to CanEagle Resources Corporation (CanEagle) for approximately $51,250,000 in Canadian funds ($41,000,000 U.S.). In the transaction, the Company received cash of approximately $28,000,000 CDN ($22,400,000 U.S.), net of expenses, and provided financing in the aggregate principal amount of $22,000,000 CDN ($17,600,000 U.S.). On June 24, 1994, CanEagle sold a significant portion of its oil and gas properties to a third party. In conjunction with this transaction, the Company received $6,124,000 CDN ($4,,400,000 U.S.) and exchanged its investment in CanEagle for shares of preferred stock of a newly formed entity, Archean Energy, Ltd. (Archean). The Company accounted for the proceeds from the 1992 and 1994 transactions as reductions in the carrying value of its investment in CanEagle. The preferred shares of Archean were recorded at an amount equal to the remaining carrying value of the Company's investment in CanEagle.

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

(5) LONG-TERM DEBT:
-------------------------------------------------------------------------------

Long-term debt at December 31 for the years presented consists of the following:

                                                       1995      1994
                                                     --------   -------
               Credit facility                       $ 23,800    33,000
               Saxon credit facilities                 16,437         -
               Nonrecourse secured loan                40,322    57,840
               Production payment obligation           16,218    18,534
               11-1/4% Senior Subordinated Notes       99,365    99,316
                                                     --------    ------
                                                      196,142   208,690
               Less current portion                    (2,263)   (1,636)
                                                     --------   -------
               Long-term debt                        $193,879   207,054
                                                     --------   -------
                                                     --------   -------

CREDIT FACILITY:
The Company has a secured credit facility (the Credit Facility) with The Chase Manhattan Bank, NA. (Chase) as agent for a group of banks. Under the Credit Facility, as amended, the Company may borrow up to $40,000,000 for working capital and/or general corporate purposes. Advances under this facility bear interest at rates ranging from the banks' prime rate plus 1/4% to prime plus 1% or, alternatively, Eurodollar prime plus 1 1/2% to prime plus 2 1/4% depending on amounts outstanding under the Credit Facility. The borrowing base is subject to formal redetermination semi-annually, but may be changed at the banks' discretion at any time.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(5) LONG-TERM DEBT (CONTINUED):
-------------------------------------------------------------------------------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(6) DEFERRED REVENUE:
-------------------------------------------------------------------------------

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

Amounts received under the production payments were recorded as deferred revenue. Volumes associated with amortization of deferred revenue for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                                      Net Sales Volumes
                                                 Attributable to Production
                        Volumes Delivered (1)      Payment Deliveries (2)
                        ----------------------   --------------------------
                        Natural Gas      Oil       Natural Gas      Oil
                          (MMCF)       (MBBLS)       (MMCF)       (MBBLS)
                        -----------    -------     -----------    -------
         1995             11,045         173         9,120         145
         1994             19,985         218        16,005         182
         1993             23,392         221        18,731         185


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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(6) DEFERRED REVENUE (CONTINUED):
-------------------------------------------------------------------------------


Future amortization of deferred revenue, based on the scheduled deliveries under the production payment agreements, is as follows:

                                                           Net Sales Volumes
                                                            Attributable to
                                 Volumes Required to be   Production Payment
                                  Delivered to Enron        Deliveries (1)
                                 ----------------------  ---------------------
                    Annual       Natural Gas     Oil     Natural Gas     Oil
                 Amortization      (MMCF)      (MBBLS)     (MMCF)      (MBBLS)
                 ------------    -----------   -------   -----------   -------
                (In Thousands)

    1996            $ 7,546         3,721        87         2,895         74
    1997              2,439         1,410         -         1,097          -
    1998              1,592           892         -           694          -
    THEREAFTER        3,560         1,994         -         1,552          -
                    -------         -----        --         -----         --
                    $15,137         8,017        87         6,238         74
                    -------         -----        --         -----         --
                    -------         -----        --         -----         --

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

The income tax expense (benefit) is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                  1995       1994      1993
                                                 -------    -------   ------
                                                         (In Thousands)
    Tax benefit at 35% of loss before
      income taxes, cumulative effects of
      changes in accounting principles and
      extraordinary item                         $(6,367)   (23,749)  (3,747)
    Change in the balance of the valuation
     allowance for deferred tax assets
     attributable to loss before income
     taxes, cumulative effects of changes
     in accounting principles and
     extraordinary item                            5,732     23,220    2,034
    Expiration of tax carryforwards                  535        455      318
    Other                                             93         83       45
                                                 -------    -------   ------
    Total income tax expense (benefit)           $    (7)         9   (1,350)
                                                 -------    -------   ------
                                                 -------    -------   ------


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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(7) INCOME TAXES:
-------------------------------------------------------------------------------


The components of the net deferred tax liability at December 31, 1995 and 1994 are as follows:

                                                  1995        1994
                                                ---------   -------
                                                   (In Thousands)
       Deferred tax assets:
         Allowance for doubtful accounts         $    283       308
         Accrual for retirement benefits            1,229     1,447
         Accrual for medical benefits               2,216     2,037
         Accrual for sales recorded on
           the entitlements method                  2,990     3,642
         Net operating loss carryforward           39,204    21,976
         Depletion carryforward                     6,958     6,958
         Investment tax credit carryforward         3,219     3,674
         Alternative minimum tax credit
           carryforward                             2,206     2,206
         Other                                        375       455
                                                 --------   -------
           Total gross deferred tax assets         58,680    42,703
           Less valuation allowance               (46,524)  (40,792)
                                                 --------   -------
           Net deferred tax assets                 12,156     1,911
       Deferred tax liabilities:
         Oil and gas properties, due to full
           cost method of accounting              (12,156)   (1,911)
                                                 --------   -------
              Net deferred tax liability         $      -         -
                                                 --------   -------
                                                 --------   -------

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

The Alternative Minimum Tax (AMT) credit carryforward available to reduce future Federal regular taxes aggregated $2,206,000 at December 31, 1995. This amount may be carried forward indefinitely. Regular and AMT net operating loss carryforwards at December 31, 1995 were $112,015,000 and $109,779,000, respectively, and will expire in the years indicated below:

                                             Regular      AMT
                                             --------   -------
                                               (In Thousands)
                          2000               $  2,665     4,143
                          2005                  8,307         -
                          2008                 28,999    31,800
                          2009                 22,817    22,964
                          2010                 49,227    50,872
                                             --------   -------
                                             $112,015   109,779
                                             --------   -------
                                             --------   -------

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

The availability of some of these tax attributes to reduce current and future taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code resulting from the Anschutz transaction in 1995. Under the general provisions of

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(7) INCOME TAXES (CONTINUED):
-------------------------------------------------------------------------------


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

(8) PREFERRED STOCK:
-------------------------------------------------------------------------------

$.75 CONVERTIBLE PREFERRED STOCK:
The Company has 10,000,000 shares of $.75 Convertible Preferred Stock authorized, par value $.01 per share, of which there were 2,880,173 shares outstanding at December 31, 1995 and 2,880,973 shares outstanding at December 31, 1994, with an aggregate liquidation preference of $28,801,730 at December 31, 1995 and $28,809,730 at December 31, 1994. This stock is convertible at any time, at the option of the holder, at the rate of .7 shares of common stock for each share of $.75 Convertible Preferred Stock, subject to adjustment upon occurrence of certain events. During 1995, 800 shares of $.75 Convertible Preferred Stock were converted into 560 shares of common stock; there were no conversions in 1994; and during 1993, 248,817 shares of $.75 Convertible Preferred Stock were converted into 174,172 shares of common stock. The $.75 Convertible Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time after the earlier of (i) July 1, 1996 or (ii) the date on which the last reported sales price of the common stock will have been $37.50 or higher for at least 20 of the prior 30 trading days, at a redemption price of $10.17 per share during the twelve-month period which began July 1, 1995 and declining to $10.00 per share at July 1, 1996 and thereafter, including accumulated and unpaid dividends. Cumulative annual dividends of $.75 per share are payable quarterly, in arrears, on the first day of February, May, August and November, when and as declared. Until December 31, 1993, the Company was required to pay such dividends in shares of common stock. After such date, dividends may be paid in cash or, at the Company's election, in shares of common stock or in a combination of cash and common stock. However, the Company was prohibited from paying cash dividends on its $.75 Convertible Preferred Stock after the February 1, 1995 dividend due to restrictions contained in the Credit Facility with its lending banks. Under the terms of the $.75 Convertible Preferred Stock, common stock delivered in payment of dividends is valued for dividend payment purposes at between 75% and 90%, depending on trading volume, of the average last reported sales price of the common stock during a specified period prior to the record date for the dividend payment. During any period in which dividends on preferred stock are in arrears, no dividends or distributions, except for dividends paid in shares of common stock, may be paid or declared on the common stock, nor may any shares of common stock be acquired by the Company.

SECOND SERIES PREFERRED STOCK:
The Company has 620,000 shares of Second Series Preferred Stock authorized, par value $.01 per share, of which there were 620,000 shares outstanding at December 31, 1995, with an aggregate liquidation preference of $11,160,000 at December 31, 1995. Each share of Second Series Preferred Stock (1) is convertible into 2 shares of Common Stock, which conversion may be made from time to time on or before July 27, 2000, but which in any event shall be made on July 27, 2000, (2) has no right to vote, (3) has the right to receive dividends on the dates and in the form that dividends are payable on the common stock, in each case in an amount equal to the amount of

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(8) PREFERRED STOCK (CONTINUED):
------------------------------------------------------------------------------

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

(9) COMMON STOCK:
------------------------------------------------------------------------------

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

On June 15, 1993 the Company issued 2,216,000 shares of common stock for $25.00 per share in a public offering. The net proceeds from the issuance of the shares totalled approximately $51,506,000 after deducting issuance costs and underwriting fees.

In October 1993, the Board of Directors adopted a shareholders' rights plan (the
Plan) and entered into the Rights Agreement. The Company paid a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of the Company's common stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the common stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $30.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of common stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. In connection with the Anschutz transaction, the Company amended the Rights Agreement to exempt from the provisions of the Rights Agreement shares of common stock acquired by Anschutz and JEDI in the Anschutz and JEDI transactions (including shares later

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(9) COMMON STOCK (CONTINUED):
------------------------------------------------------------------------------

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

                                                             Option Price
                                                 Shares        Per Share
                                                 ------        ---------
    Options outstanding at December 31, 1992     348,000      $      15.00
              Granted                            305,000             25.00
              Exercised                          (26,400)            15.00
              Cancelled or surrendered           (15,800)            15.00
                                                 -------      ------------
    Options outstanding at December 31, 1993     610,800      $15.00-25.00
              Granted                             62,000             25.00
              Exercised                           (7,000)            15.00
              Cancelled or surrendered            (7,000)            25.00
                                                 -------      ------------
    Options outstanding at December 31, 1994     658,800      $15.00-25.00
              GRANTED                                  -                 -
              EXERCISED                                -                 -
              CANCELLED OR SURRENDERED           (30,800)                -
                                                 -------      ------------
    OPTIONS OUTSTANDING AT DECEMBER 31, 1995     628,000      $15.00-25.00
                                                 -------      ------------
                                                 -------      ------------
    OPTIONS EXERCISABLE AT DECEMBER 31, 1995     461,200      $15.00-25.00
                                                 -------      ------------
                                                 -------      ------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(9) COMMON STOCK (CONTINUED):
------------------------------------------------------------------------------

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

(10) EMPLOYEE BENEFITS
------------------------------------------------------------------------------

PENSION PLANS
The Company has a qualified defined benefit pension plan (Pension Plan). The Pension Plan has been curtailed and all benefit accruals were suspended effective May 31, 1991.

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

The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31:

                                                         1995        1994
                                                         ----        ----
                                                          (In Thousands)

    Actuarial present value of accumulated benefit
     obligation (all benefits are vested)              $(27,485)   (23,953)
                                                       --------    -------
                                                       --------    -------
    Projected benefit obligation for service
     rendered to date                                  $(27,485)   (23,953)
    Plan assets at fair market value, consisting
     primarily of listed stocks, bonds and other
     fixed income obligations                            24,270     23,443
                                                       --------    -------
    Unfunded pension liability                           (3,215)      (510)
    Unrecognized net loss from past experience
     different from that assumed and effects of
     changes in assumptions                               4,133      1,468
                                                       --------    -------
    Pension asset recognized in the balance sheet      $    918        958
                                                       --------    -------
                                                       --------    -------

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

The components of net pension expense (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                        1995     1994    1993
                                                        ----     ----    ----
                                                            (In Thousands)
    Net pension expense (benefit) included the
     following components:
       Interest cost on projected benefit obligation  $ 2,049   1,976    2,039
       Actual return on plan assets                    (3,243)   (245)  (3,534)
       Net amortization and deferral                    1,234  (1,955)   1,441
                                                      -------  ------   ------
    Net pension expense (benefit)                     $    40    (224)     (54)
                                                      -------  ------   ------
                                                      -------  ------   ------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(10) EMPLOYEE BENEFITS (CONTINUED):
------------------------------------------------------------------------------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995,  1994 AND 1993


(10)  EMPLOYEE BENEFITS (CONTINUED):
-------------------------------------------------------------------------------

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

The following table sets forth the status of the postretirement benefit plan and the amounts recognized in the Company's consolidated financial statements at December 31:

                                                            1995        1994
                                                            ----        ----
                                                             (In Thousands)

    Retired participants                                    $4,803      4,427
    Active participants fully eligible for benefits            201        156
    Other active participants                                1,026        873
                                                            ------     ------
    Accumulated postretirement benefit obligation (APBO)     6,030      5,456

    Plan assets at fair market value                             -          -
                                                            ------     ------
    APBO in excess of plan assets                            6,030      5,456
    Unrecognized loss                                         (595)      (330)
                                                            ------     ------

    Accrued postretirement benefit liability            $    5,435      5,126
                                                            ------     ------
                                                            ------     ------

The discount rates used in determining the actuarial present value of the APBO at December 31, 1995, 1994 and 1993 were 7.25%, 9% and 7.5%, respectively.

The components of postretirement benefit expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                   1995     1994     1993
                                                   ----     ----     ----
                                                        (In Thousands)

    Service cost                                  $  83      103       86
    Interest cost on APBO                           421      407      397
                                                   ----     ----     ----
    Postretirement benefit cost                   $ 504      510      483
                                                   ----     ----     ----
                                                   ----     ----     ----

For 1995, a 1% increase in health care cost trends would have increased the APBO by $793,000 and the service interest costs by $62,000.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(11)  RELATED PARTY TRANSACTIONS:
-------------------------------------------------------------------------------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(13)  FINANCIAL INSTRUMENTS:
-------------------------------------------------------------------------------

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

The following table indicates outstanding energy swaps of the Company at December 31, 1995:

   Product             Volume                Fixed Price          Duration
   -------             ------                -----------          --------
 Natural Gas    194 to 7,091 MMBTU/day      $2.1875 to $2.535    1/96 - 12/99
 Natural Gas    10,000 MMBTU/day            $2.00 to $2.37       1/96 - 12/97
 Natural Gas    100 to 300 MMBTU/day        $2.1855 to $3.003    1/96 - 12/02
 Natural Gas    5,000 to 10,000 MMBTU/day   $1.90 to $2.0225     1/96 - 12/96
 Natural Gas    5,000 MMBTU/day             $1.9225              4/96 - 12/96
 Natural Gas    1,500 to 2,000 MMBTU/day    $1.0282 (1)          1/96 - 6/98
 Oil            661 BBLS/day                $16.70               1/96 - 4/96
 Oil            659 BBLS/day                $17.75               1/96 - 6/96
 Oil            332 BBLS/day                $17.90               5/96 - 12/96
 Oil            325 BBLS/day                $16.7345             1/96 - 6/96

(1) Based on Alberta Energy Company "C" (AECO "C") basis. All other swaps are settled on the basis of New York Mercantile Exchange (NYMEX) prices.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(13)  FINANCIAL INSTRUMENTS (CONTINUED):
-------------------------------------------------------------------------------

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

(14)  MAJOR CUSTOMERS:
-------------------------------------------------------------------------------

The Company's sales of oil and natural gas to individual customers which exceeded 10% of the Company's total sales (exclusive of the effects of energy swaps and hedges) were:

                                             1995       1994      1993
                                             ----       ----      ----
                                                   (In Thousands)

    Enron Affiliates (A)                    $30,916    58,805    63,075
    Chevron USA Production Company           11,893    12,829         -

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

(15)  GAS CONTRACT SETTLEMENT:
-------------------------------------------------------------------------------

The Company had gas sales contracts with Columbia Gas Transmission (Columbia) which were rejected by Columbia in 1991 in connection with its bankruptcy proceedings. The Company had a secured claim of approximately $1,600,000 relating to Columbia's failure to pay the contract price for a period of time prior to the rejection of the contracts. This amount was recorded as natural gas sales when the gas was delivered in 1991. The Company also had an unsecured claim relating to the rejection of the gas purchase contracts.

The Company established a reserve of approximately $750,000 against the secured portion of the bankruptcy claim in 1991. This reserve was reversed in 1994 when it became apparent that the amount the Company would receive in the Columbia settlement would exceed the amount of the secured claim. The reversal of the reserve was recorded as miscellaneous revenue in 1994.

In 1995, the creditors reached agreement with Columbia regarding settlement of the various claims. The Company recorded approximately $4,263,000 of revenue as a result of the settlement. This amount represents the Company's portion of the settlement amount related to its unsecured claim, net of a provision for royalties payable.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(16)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------------------------------

                                             FIRST        SECOND       THIRD     FOURTH
                                            QUARTER       QUARTER     QUARTER    QUARTER
                                            -------       -------     -------    -------
                                               (In Thousands Except Per Share Amounts)
1995
----

REVENUE                                     $ 22,361      20,550      17,617     21,928
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
EARNINGS FROM OPERATIONS                    $ 14,900      12,740      10,177     12,914
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
NET LOSS                                    $ (3,144)     (4,815)     (6,574)    (3,463)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
NET LOSS ATTRIBUTABLE TO COMMON STOCK       $ (3,684)     (5,355)     (7,114)    (4,003)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
PRIMARY AND FULLY DILUTED LOSS PER SHARE    $   (.65)       (.94)       (.84)      (.42)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
1994
----

Revenue                                     $ 32,543      32,977      28,207     22,220
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Earnings from operations                    $ 24,241      23,600      19,387     13,763
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Income (loss) before cumulative effects
 of changes in accounting principles
 and extraordinary item                     $    236        (265)    (32,873)   (34,951)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Net loss                                    $(13,754)       (265)    (32,873)   (34,951)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Net loss attributable to common stock       $(14,294)       (805)    (33,414)   (35,491)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Primary and fully diluted loss per share
 before cumulative effects of changes
 in accounting principles and
 extraordinary item                         $   (.05)       (.14)      (5.94)     (6.30)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------
Primary and fully diluted loss per share    $  (2.55)       (.14)      (5.94)     (6.30)
                                            --------      ------      ------     ------
                                            --------      ------      ------     ------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17)  SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
      (UNAUDITED):
--------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES -The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1995, 1994 and 1993:

                                                UNITED
                                                STATES     CANADA         TOTAL
                                                ------     ------         -----
                                                       (In Thousands)
1995
----

    PROPERTY ACQUISITION COSTS (UNDEVELOPED
     LEASES AND PROVED PROPERTIES)             $    844    25,963 (1)    26,807
    EXPLORATION COSTS                            12,739         -        12,739
    DEVELOPMENT COSTS                            13,198         -        13,198
                                               --------    ------       -------
         TOTAL                                 $ 26,781    25,963        52,744
                                               --------    ------       -------
                                               --------    ------       -------
1994
----

    Property acquisition costs (undeveloped
     leases and proved properties)             $  9,762         -         9,762
    Exploration costs                            15,693         -        15,693
    Development costs                            17,089         -        17,089
                                               --------    ------       -------
         Total                                 $ 42,544         -        42,544
                                               --------    ------       -------
                                               --------    ------       -------
1993
----

    Property acquisition costs (undeveloped
     leases and proved properties)             $144,916         -       144,916
    Exploration costs                             5,433         -         5,433
    Development costs                            20,472         -        20,472
                                               --------    ------       -------
         Total                                 $170,821         -       170,821
                                               --------    ------       -------
                                               --------    ------       -------


(1) Consists of the allocation of purchase price to the oil and gas properties acquired in the purchase of Saxon.

(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities were incurred as of December 31 of the years indicated:

                                                1995        1994         1993
                                                ----        ----         ----
                                                        (In Thousands)

    Costs related to proved properties       $1,169,636   1,109,158   1,066,855
    Costs related to unproved properties:
         Costs subject to depletion              18,011      32,288      32,585
    Costs not subject to depletion               28,380      30,441      41,216
                                             ----------   ---------   ---------
                                              1,216,027   1,171,887   1,140,656

    Less accumulated depletion and
     valuation allowance                        941,482     895,335     778,226
                                             ----------   ---------   ---------
                                             $  274,545     276,552     362,430
                                             ----------   ---------   ---------
                                             ----------   ---------   ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

(C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - Results of operations from producing activities for 1995, 1994 and 1993 are presented below.

                                              1995       1994        1993
                                              ----       ----        ----
                                                     (In Thousands)

    Oil and gas sales                        $82,275    114,541    102,883

    Production expense                        22,463     22,384     19,540
    Depletion expense                         42,973     64,883     59,759
    Provision for impairment of oil and
     gas properties                                -     58,000          -
                                             -------    -------    -------
                                              65,436    145,267     79,299
                                             -------    -------    -------
    Results of operations from producing
     activities                              $16,839    (30,726)    23,584
                                             -------    -------    -------
                                             -------    -------    -------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993


(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

                                                             LIQUIDS                                  GAS
                                                   ------------------------------         ------------------------------
                                                             (MBBLS)                                 (MMCF)
                                                   UNITED                                 UNITED
                                                   STATES     CANADA        TOTAL         STATES     CANADA        TOTAL
                                                   ------     ------        -----         ------     ------        -----
Balance at December 31, 1992                        6,973          -        6,973        164,421          -       164,421
         Revisions of previous estimates              507          -          507         17,874          -        17,874
         Extensions and discoveries                   201          -          201          8,395          -         8,395
         Production                                (1,308)         -       (1,308)       (22,383)         -       (22,383)
         Sales of reserves in place                  (280)         -         (280)       (18,941)         -       (18,941)
         Purchases of reserves in place             1,704          -        1,704         94,730          -        94,730
                                                   ------     ------       ------        -------    -------       -------
Balance at December 31, 1993                        7,797          -        7,797        244,096          -       244,096
Additional disclosures:
    Volumes attributable to volumetric
     production payments                              401          -          401         29,286          -        29,286
                                                   ------     ------       ------        -------    -------       -------
    Balance at December 31, 1993, including
     volumes attributable to volumetric
     production payments                            8,198          -        8,198        273,382          -       273,382
                                                   ------     ------       ------        -------    -------       -------
Balance at December 31, 1993                        7,797          -        7,797        244,096          -       244,096
         Revisions of previous estimates              989          -          989          7,848          -         7,848
         Extensions and discoveries                    41          -           41          9,894          -         9,894
         Production                                (1,361)         -       (1,361)       (32,043)         -       (32,043)
         Sales of reserves in place                  (170)         -         (170)        (6,377)         -        (6,377)
         Purchases of reserves in place                17          -           17          8,220          -         8,220
                                                   ------     ------       ------        -------    -------       -------
Balance at December 31, 1994                        7,313          -        7,313        231,638          -       231,638
Additional disclosures:
    Volumes attributable to volumetric
     production payments                              219          -          219         15,358          -        15,358
                                                   ------     ------       ------        -------    -------       -------
    Balance at December 31, 1994, including
     volumes attributable to volumetric
     production payments                            7,532          -        7,532        246,996          -       246,996
                                                   ------     ------       ------        -------    -------       -------
Balance at December 31, 1994                        7,313          -        7,313        231,638          -       231,638
         REVISIONS OF PREVIOUS ESTIMATES             (227)         -         (227)         2,398          -         2,398
         EXTENSIONS AND DISCOVERIES                    18          -           18          6,861          -         6,861
         PRODUCTION                                (1,028)         -       (1,028)       (24,222)         -       (24,222)
         SALES OF RESERVES IN PLACE                    (6)         -           (6)        (2,438)         -        (2,438)
         PURCHASES OF RESERVES IN PLACE                59      4,338        4,397          1,435     16,218        17,653
                                                   ------     ------       ------        -------    -------       -------
BALANCE AT DECEMBER 31, 1995                        6,129      4,338       10,467        215,672     16,218       231,890
ADDITIONAL DISCLOSURES:
    VOLUMES ATTRIBUTABLE TO VOLUMETRIC
     PRODUCTION PAYMENTS                               74          -           74          6,238          -         6,238
                                                   ------     ------       ------        -------    -------       -------
    BALANCE AT DECEMBER 31, 1995, INCLUDING
     VOLUMES ATTRIBUTABLE TO VOLUMETRIC
     PRODUCTION PAYMENTS                            6,203      4,338       10,541        221,910     16,218       238,128
                                                   ------     ------       ------        -------    -------       -------
                                                   ------     ------       ------        -------    -------       -------
PRO FORMA RESERVES, INCLUDING VOLUMES
ATTRIBUTABLE TO VOLUMETRIC PRODUCTION PAYMENTS,
AFTER GIVING EFFECT TO THE CANADIAN FOREST
ACQUISITION (SEE NOTE 2)                            6,203     14,585       20,788        221,910    108,256       330,166
                                                   ------     ------       ------        -------    -------       -------
                                                   ------     ------       ------        -------    -------       -------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

(D) ESTIMATED PROVED OIL AND GAS RESERVES (CONTINUED)

                                      Oil and Condensate                        Gas
                                   --------------------------     -----------------------------
                                          (MBBLS)                                (MMCF)
                                    United                         United
                                    States   Canada     Total      States     Canada     Total
                                    ------   ------     -----      ------     ------     -----
Proved developed reserves at:
     December 31, 1992              5,831        -      5,831     146,048        -      146,048
     December 31, 1993              6,377        -      6,377     187,534        -      187,534
     December 31, 1994              6,775        -      6,775     179,574        -      179,574
     DECEMBER 31, 1995              5,678    3,188      8,866     156,471    4,184      170,655

Pro forma proved developed reserves
    after giving effect to the
    Canadian Forest acquisition
    (see Note 2)                    5,678   13,435     19,113     156,471   106,222     262,693

The Company's proved developed reserves, including amounts attributable to volumetric production payments, are shown below. This disclosure is presented as additional information and is not intended to represent required disclosure pursuant to SFAS No. 69.

                                      Oil and Condensate                        Gas
                                   --------------------------     -----------------------------
                                          (MBBLS)                                (MMCF)
                                    United                         United
                                    States   Canada     Total      States     Canada     Total
                                    ------   ------     -----      ------     ------     -----
Proved developed reserves, including
    amounts attributable to volumetric
    production payments at:
    December 31, 1992                6,418        -     6,418     176,282        -      176,282
    December 31, 1993                6,778        -     6,778     216,820        -      216,820
    December 31, 1994                6,994        -     6,994     194,932        -      194,932
    DECEMBER 31, 1995                5,752    3,188     8,940     162,709   14,184      176,893

Pro forma proved developed reserves,
    including amounts attributable
    to volumetric production
    payments after giving effect
    to the Canadian Forest
    acquisition (see Note 2)         5,752   13,435    19,187     162,709  106,222      268,931

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

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

                                                                               December 31, 1995
                                                                     ---------------------------------
                                                                      United
                                                                      States      Canada        Total
                                                                      ------      ------        -----
                                                                               (In Thousands)
    Future oil and gas sales                                         $554,609      93,021      647,630
    Future production and development costs                          (195,399)    (43,060)    (238,459)
                                                                     --------    --------     --------
    Future net revenue                                                359,210      49,961      409,171
    10% annual discount for estimated timing of cash flows           (122,528)    (19,108)    (141,636)
                                                                     --------    --------     --------
    Present value of future net cash flows before income taxes        236,682      30,853      267,535
    Present value of future income tax expense                         (8,855)     (1,763)     (10,618)
                                                                     --------    --------     --------
    Standardized measure of discounted future net cash flows          227,827      29,090      256,917
    Additional disclosures:
     Amounts attributable to volumetric production payments             8,476           -        8,476
                                                                     --------    --------     --------
    Total discounted future net cash flows, including amounts
     attributable to volumetric production payments                  $236,303      29,090      265,393
                                                                     --------    --------     --------
                                                                     --------    --------     --------
    Pro forma standardized measure of discounted future net
         cash flows, including amounts attributable to
         volumetric production payments, after giving
         effect to the Canadian Forest acquisition (see Note 2)      $236,303    105,849       342,152
                                                                     --------    --------     --------
                                                                     --------    --------     --------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

Undiscounted future income tax expense was $22,316,000 in the United States and $2,924,000 in Canada at December 31, 1995.

                                                                            December 31,
                                                                        1994           1993
                                                                        ----           ----
                                                                           (In Thousands)
    Future oil and gas sales                                            $502,186     662,265
    Future production and development costs                             (193,376)   (240,145)
                                                                        --------    --------
    Future net revenue                                                   308,810     422,120
    10% annual discount for estimated timing of cash flows              (100,480)   (138,917)
                                                                        --------    --------

    Present value of future net cash flows before income taxes           208,330     283,203
    Present value of future income tax expense                              (781)    (21,027)
                                                                        --------    --------
    Standardized measure of discounted future net cash flows             207,549     262,176

    Additional disclosures:
      Amounts attributable to volumetric production payments              22,600      36,877
                                                                        --------    --------
      Total discounted future net cash flows, including amounts
       attributable to volumetric production payments                   $230,149     299,053
                                                                        --------    --------
                                                                        --------    --------

Undiscounted future income tax expense was $1,348,000 at December 31, 1994 and $35,028,000 at December 31, 1993.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

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

                                                                        December 31, 1995
                                                                ---------------------------------
                                                                  United
                                                                  States      Canada      Total
                                                                  ------      ------      -----
 Standardized measure of discounted future net cash flows relating
    to proved oil and gas reserves, at beginning of year         $207,549           -     207,549

Changes resulting from:
    Sales of oil and gas, net of production costs                 (48,090)          -     (48,090)

    Net changes in prices and future production costs              43,991           -      43,991
    Net changes in future development costs                        (3,392)          -      (3,392)
    Extensions, discoveries and improved recovery                   7,231           -       7,231
    Previously estimated development costs incurred
      during the period                                             7,633           -       7,633
    Revisions of previous quantity estimates                          127           -         127
    Sales of reserves in place                                     (3,114)          -      (3,114)
    Purchases of reserves in place                                    865      30,853      31,718
    Accretion of discount on reserves at beginning of year before
         income taxes                                              23,102           -      23,102
    Net change in income taxes                                     (8,075)     (1,763)     (9,838)
                                                                 --------     -------     -------
Standardized measure of discounted future net cash flows relating
    to proved oil and gas reserves, at end of year                227,827      29,090     256,917

Additional disclosures:
    Amounts attributable to volumetric production payments         8,476           -        8,476
                                                                 --------     -------     -------
    Total discounted future net cash flows relating to proved
    oil and gas reserves, including amounts attributable to
    volumetric production payments, at end of year               $236,303      29,090     265,393
                                                                 --------     -------     -------
                                                                 --------     -------     -------
    Proforma standardized measure of discounted future net
    cash flows, including amounts attributable to
    volumetric production payments, after giving effect to
    the Canadian Forest acquisition (see Note 2)                 $236,303     105,849     342,152
                                                                 --------     -------     -------
                                                                 --------     -------     -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                              1994          1993
                                                                              ----          ----
                                                                                 (In Thousands)
Standardized measure of discounted future net cash flows relating
    to proved oil and gas reserves, at beginning of year                     $262,176     190,971

Changes resulting from:
    Sales of oil and gas, net of production costs                             (69,607)    (59,572)
    Net changes in prices and future production costs                         (80,526)    (22,010)
    Net changes in future development costs                                     7,432     (18,724)
    Extensions, discoveries and improved recovery                              10,817      15,322
    Previously estimated development costs incurred during the period          10,000      13,424
    Revisions of previous quantity estimates                                   16,840      25,262
    Sales of reserves in place                                                (10,630)    (28,802)
    Purchases of reserves in place                                              8,467     127,418
    Accretion of discount on reserves at beginning of year before
         income taxes                                                          32,334      24,558
    Net change in income taxes                                                 20,246      (5,671)
                                                                             --------     -------
Standardized measure of discounted future net cash flows relating
    to proved oil and gas reserves, at end of year                            207,549     262,176

Additional disclosures:
    Amounts attributable to volumetric production payments                    22,600       36,877
                                                                             --------     -------
    Total discounted future net cash flows relating to proved
    oil and gas reserves, including amounts attributable to
    volumetric production payments, at end of year                           $230,149     299,053
                                                                             --------     -------
                                                                             --------     -------

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  (1)  Financial Statements

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

Exhibit 4.14 Amendment No. 2 dated as of August 31, 1995 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent.

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

Exhibit 4.16 Amendment No. 1 dated as of August 31, 1995 to Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated June 3, 1994.

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

Exhibit 10.13 Option dated July 27, 1995 from Joint energy Development Investments Limited Partnership to The Anschutz Corporation.

Exhibit 10.14 Assumption of Option dated January 24, 1996 between Forest Oil Corporation and The Anschutz Corporation.

Exhibit 11 Computation of Earnings Per Share of Common Stock. Forest Oil Corporation and Subsidiaries.

Exhibit 21.1       List of Subsidiaries of the Registrant.

*Exhibit 23        Consent of KPMG Peat Marwick LLP

Exhibit 24         Powers of Attorney of the following Officers and Directors:
                   Philip F. Anschutz, Robert S. Boswell, Richard J. Callahan, Dale F. Dorn, William L. Dorn, David H. Keyte, James H. Lee, Craig D. Slater, Joan C. Sonnen, Drake S. Tempest, Michael
                   B. Yanney.

Exhibit 27         Financial Data Schedule

___________________

*   filed herewith.


    (b)  Reports on Form 8-K
         The following reports on Form 8-K were filed by Forest during the last quarter of 1995:

    Date of Report       Item Reported         Financial Statements Filed
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

                                       FOREST OIL CORPORATION
                                            (Registrant)

Date: January 28, 1997                 By:       /s/ Daniel L. McNamara
                                          -------------------------------------
                                                     Daniel L. McNamara
                                                         Secretary

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

    Signatures                       Title                             Date
    ----------                       -----                             ----

Robert S. Boswell*    President and Chief Executive Officer       March 29, 1996
(Robert S. Boswell)     (Principal Executive Officer)

David H. Keyte*       Vice President and Chief Financial Officer  March 29, 1996
(David H. Keyte)        (Principal Financial Officer)

Joan C. Sonnen*       Controller                                  March 29, 1996
(Joan C. Sonnen)        (Chief Accounting Officer)

Philip F. Anschutz*   Directors of the Registrant                 March 29, 1996
(Philip F. Anschutz)

Robert S. Boswell*
(Robert S. Boswell)

Richard J. Callahan*
(Richard J. Callahan)

Dale F. Dorn*
(Dale F. Dorn)

William L. Dorn*
(William L. Dorn)

James H. Lee*
(James H. Lee)

Craig D. Slater*
(Craig D. Slater)

Drake S. Tempest*
(Drake S. Tempest)

Michael B. Yanney*
(Michael B. Yanney)

*By /s/ Daniel L. McNamara                                        March 29, 1996
   ---------------------------------
    Daniel L. McNamara
    (as attorney-in-fact for
    each of the persons indicated)