Form 10-Q/A
period 1996-09-30
FOREST OIL CORP
filed 1997-01-31
CIK 38079

-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549


                                     FORM 10-Q/A

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

                            PART I.  FINANCIAL INFORMATION

                                FOREST OIL CORPORATION
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)


                                                  September 30,  December 31,
                                                      1996          1995
                                                  -------------  ------------
                                                         (In Thousands)
ASSETS
Current assets:
          Cash and cash equivalents               $   7,676         3,287
          Accounts receivable                        46,768        17,395
          Other current assets                        4,268         2,557
                                                  ---------      --------
            Total current assets                     58,712        23,239

Net property and equipment, at cost                 436,401       277,599

Investment in affiliate                                   -        11,301

Goodwill and other intangible assets, net            30,138             -

Other assets                                          7,915         8,904
                                                  ---------      --------
                                                  $ 533,166       321,043
                                                  ---------      --------
                                                  ---------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Cash overdraft                           $  2,186         2,055
          Current portion of long-term debt           2,149         2,263
          Current portion of gas balancing
           liability                                  2,240         4,700
          Accounts payable                           50,583        17,456
          Accrued interest                            1,506         4,029
          Other current liabilities                   4,717         1,917
                                                  ---------      --------
            Total current liabilities                63,381        32,420

Long-term debt                                      189,652       193,879
Gas balancing liability                               3,340         3,841
Other liabilities                                    21,962        22,945
Deferred revenue                                      8,569        15,137
Deferred income taxes                                33,463           353

Minority interest                                     8,547         8,171

Shareholders' equity:
          Preferred stock                            24,345        24,359
          Common stock                                2,686         1,066
          Capital surplus                           397,117       241,241
          Common shares to be issued in debt
           restructuring                                 -          6,073
          Accumulated deficit                     (219,906)      (217,495)
          Foreign currency translation                   10        (1,407)
          Treasury stock, at cost                         -        (9,540)
                                                  ---------      --------
            Total shareholders' equity              204,252        44,297
                                                  ---------      --------
                                                  $ 533,166       321,043
                                                  ---------      --------
                                                  ---------      --------

  See accompanying notes to condensed consolidated financial statements.

                                FOREST OIL CORPORATION
            Condensed Consolidated Statements of Production and Operations
                                     (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                     ------------------------------    ----------------------------
                                                     September 30,    September 30,    September 30,  September 30,
                                                          1996            1995              1996           1995
                                                     -------------    -------------    -------------  -------------
                                                         (In Thousands Except Production and Per Share Amounts)
PRODUCTION
       Gas, including deliveries under volumetric
        production payments (mmcf)                       11,221           7,807            30,665          25,744
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------
       Oil, condensate and natural gas
        liquids (thousands of barrels)                      700             275             1,933             926
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------
STATEMENTS OF CONSOLIDATED OPERATIONS
       Revenue:
         Marketing and processing                       $52,025               -           135,614               -
         Oil and gas sales:
            Gas                                          19,262          13,139            54,729          45,141
            Oil, condensate and natural gas liquids      12,278           4,317            33,333          15,013
                                                        -------          ------           -------         -------
                Total oil and gas sales                  31,540          17,456            88,062          60,154
       Miscellaneous, net                                   404             161               707             374
                                                        -------          ------           -------         -------
                Total revenue                            83,969          17,617           224,383          60,528
       Expenses:
         Marketing and processing                        49,950               -           129,115               -
         Oil and gas production                           7,368           5,379            23,224          16,576
         General and administrative                       3,189           1,900             9,526           5,761
         Interest                                         5,822           6,679            18,042          19,100
         Depreciation and depletion                      16,873          10,233            43,862          33,631
                                                        -------          ------           -------         -------
                Total expenses                           83,202          24,191           223,769          75,068
                                                        -------          ------           -------         -------
       Income (loss) before income taxes
        and minority interest                               767          (6,574)              614         (14,540)
       Income tax expense (benefit):
         Current                                           (350)              -             2,217              (7)
         Deferred                                           295               -             1,033               -
                                                        -------          ------           -------         -------
                                                            (55)              -             3,250              (7)

       Minority interest in loss of subsidiary               57               -               228               -
                                                        -------          ------           -------         -------
       Net earnings (loss)                              $   879          (6,574)           (2,408)        (14,533)
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------
       Weighted average number of common
        shares outstanding                               26,100           8,462            23,698           6,611
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------
       Net earnings (loss) attributable to
        common stock                                    $   340          (7,114)           (4,027)        (16,153)
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------
       Primary and fully diluted earnings (loss)
        per common share                                $   .01            (.84)             (.17)          (2.44)
                                                        -------          ------           -------         -------
                                                        -------          ------           -------         -------

         See accompanying notes to condensed consolidated financial statements.

                                FOREST OIL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                          Nine Months Ended
                                                     ------------------------------
                                                     September 30,    September 30,
                                                         1996             1995
                                                     -------------    -------------
                                                             (In Thousands)
Cash flows from operating activities:
       Net loss                                      $  (2,408)         (14,533)
       Adjustments to reconcile net loss to net
        cash provided (used) by operating
        activities:
          Depreciation and depletion                    43,862           33,631
          Deferred income tax expense                    1,033                -
          Minority interest in loss of subsidiary         (228)               -
          Other, net                                     3,967            2,596
          (Increase) decrease in accounts receivable    (8,395)           5,119
          Decrease in other current assets                (133)          (1,268)
          Increase (decrease) in accounts payable        7,745           (6,854)
          Increase in accrued interest and other
           current liabilities                          (1,169)          (5,537)
          Amortization of deferred revenue              (6,568)         (17,407)
                                                      --------          -------
              Net cash provided (used) by operating
               activities                               37,706           (4,253)

Cash flows from investing activities:
       Capital expenditures for property and
        equipment                                      (63,673)         (20,405)
       Proceeds of sales of property and equipment      15,072            2,706
       Acquisition of subsidiary:
          Property and equipment                      (113,972)               -
          Goodwill and other intangible assets         (24,684)               -
          Noncash working capital                        1,258                -
          Long-term assets and liabilities, net          1,207                -
       Decrease in other assets, net                        71              464
                                                      --------          -------
              Net cash used by investing activities   (184,721)         (17,235)

Cash flows from financing activities:
       Proceeds from bank borrowings                   150,453           61,200
       Repayments of bank borrowings                  (155,418)         (74,400)
       Proceeds from common stock offering, net of
        offering costs                                 136,591                -
       Proceeds of warrant exercise                     26,187                -
       Proceeds of stock issued, net of costs                -           41,060
       Repayments of nonrecourse secured loan             (486)          (1,143)
       Repayments of production payment obligation      (2,435)          (1,708)
       Payment of preferred stock dividends               (539)            (540)
       Debt issuance costs                                  (3)            (482)
       Increase (decrease) in cash overdraft               131           (2,706)
       Increase (decrease) in other liabilities, net    (3,075)             756
                                                      --------          -------
              Net cash provided by financing
               activities                              151,406           22,037

Effect of exchange rate changes on cash                     (2)              (1)
                                                      --------          -------
Net increase in cash and cash equivalents                4,389              548

Cash and cash equivalents at beginning of period         3,287            2,869
                                                      --------          -------
Cash and cash equivalents at end of period            $  7,676            3,417
                                                      --------          -------
                                                      --------          -------
Cash paid during the period for:
       Interest                                       $ 13,670           19,002
                                                      --------          -------
                                                      --------          -------
       Income taxes                                   $  2,511                -
                                                      --------          -------
                                                      --------          -------

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


(2) Acquisitions

    On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) of Calgary, Alberta for approximately $22,000,000. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy Ltd. (Archean), issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN.

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

    As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark). Goodwill and other intangibles recorded in the acquisition included approximately $15,000,000 associated with certain natural gas marketing contracts, which is being amortized over the average life of the contracts of 12 years and approximately $17,000,000 of goodwill associated with the gas marketing business acquired which is being amortized over 20 years.

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

                              Pro Forma Three Months   Pro Forma Nine Months
                                Ended September 30,     Ended September 30,
                              ----------------------   ---------------------
                                  1996       1995         1996       1995
                                 -------    ------       -------    -------
                                   (In Thousands, Except Per Share Amounts)
    Revenue:
      Marketing and processing   $52,025    42,104       148,955    105,630
      Oil and gas sales           31,540    28,762        91,772     95,219
      Miscellaneous, net             404       161           707        374
                                 -------    ------       -------    -------
         Total revenue           $83,969    71,027       241,434    201,223
                                 -------    ------       -------    -------
                                 -------    ------       -------    -------
    Net earnings (loss)          $   879    (6,102)       (2,026)   (13,471)
                                 -------    ------       -------    -------
                                 -------    ------       -------    -------
    Primary and fully diluted
     earnings (loss) per share   $   .01      (.28)         (.15)      (.70)
                                 -------    ------       -------    -------
                                 -------    ------       -------    -------
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

(4) Net Property and Equipment

    The components of net property and equipment are as follows:

                                          September 30,  December 31,
                                               1996           1995
                                          -------------  ------------
                                                (In Thousands)
    Oil and gas properties                 $1,417,102      1,216,027
    Buildings, transportation and
      other equipment                          10,756         10,502
                                           ----------      ---------
                                            1,427,858      1,226,529
    Less accumulated depreciation,
      depletion and valuation allowance      (991,457)      (948,930)
                                           ----------      ---------
                                           $  436,401        277,599
                                           ----------      ---------
                                           ----------      ---------

(5) Long-term Debt

    The components of long-term debt are shown below. The pro forma balances at September 30, 1996 give effect to the JEDI and Anschutz transactions decribed in Note 7 below:

                                       Pro Forma
                                     September 30,  September 30,  December 31,
                                         1996           1996           1995
                                     -------------  -------------  ------------
                                                   (In Thousands)
    U.S. Credit Facility               $  8,863              -        23,800
    Canadian Credit Facility             36,122         36,122             -
    Saxon Credit Facility                    43             43        16,437
    Nonrecourse secured loan                  -         42,446        40,322
    Production payment obligation        13,783         13,783        16,218
    11-1/4% Senior Subordinated Notes    99,407         99,407        99,365
                                       --------        -------       -------
                                        158,218        191,801       196,142
       Less current portion              (2,149)        (2,149)       (2,263)
                                       --------        -------       -------
          Long-term debt               $156,069        189,652       193,879
                                       --------        -------       -------
                                       --------        -------       -------

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

(7) Subsequent Event

    On November 5, 1996 the Company exchanged 2,000,000 shares of its common stock plus approximately $13,500,000 cash to extinguish approximately $43,000,000 of nonrecourse secured debt owed to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership whose general partner is an affiliate of Enron. The JEDI debt bore interest at the rate of 12-1/2% per annum.

    The fair value of the shares of common stock issued to JEDI was estimated based on the quoted market price of the common stock at the date of the transaction, less a discount of 7-1/2% to reflect the lock-up agreement with JEDI that limited JEDI's ability to transfer the shares before May 31, 1997, the size of the block of shares to be issued and the estimated brokerage fees on the ultimate disposition of the shares. The fair value of the common stock issued and the cash paid to JEDI, including related expenses of the transaction, was less than the carrying amount of the debt extinguished. Accordingly, the Company expects to record an extraordinary gain on extinguishment of debt in the fourth quarter of 1996 of approximately $2,166,000.

    In connection with this transaction, The Anschutz Corporation (Anschutz) acquired 1,628,888 shares of Forest's common stock by exercising warrants for 388,888 shares of common stock at $10.50 per share and converting 620,000 shares of Forest's Second Series Preferred Stock for 1,240,000 shares of common stock, which are subject to a lock-up agreement through May 1997. The term of the remaining 3,500,000 warrants held by Anschutz was extended through July 27, 1999.

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

    Production volumes and weighted average sales prices during the periods were as follows:

                                                    Three Months Ended September 30,
                                           --------------------------------------------------
                                                         1996                       1995
                                           ----------------------------------   -------------
                                           United States     Canada     Total   United States
    Natural Gas
    -----------
       Total production (MMCF) (1) (4)         7,367          3,854     11,221       7,807
       Sales price received (per MCF)         $ 2.11           1.20       1.80        1.54
       Effects of energy swaps
        (per MCF) (2)                           (.09)          (.06)      (.08)        .14
                                              ------          -----      -----       -----
       Average sales price (per MCF)          $ 2.02           1.14       1.72        1.68

    Liquids
    -------
    Oil and condensate:
       Total production (MBBLS) (3)              249            319        568         262
       Sales price received (per BBL)         $19.66          20.37      20.07       15.60
       Effects of energy swaps
        (per BBL) (2)                           (.53)         (1.06)      (.83)       (.21)
                                              ------          -----      -----       -----
       Average sales price (per BBL)          $19.13          19.31      19.24       15.39

    Natural gas liquids:
       Total production (MBBLS)                   32            100        132          13
       Average sales price (per BBL)          $ 9.31           9.65       9.55       15.62

    Total liquids production (MBBLS)             281            419        700         275
    Average sales price (per BBL)             $18.02          17.01      17.42       15.40


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 575 MMCF and 2,244 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 5% and 28% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 3,589 MMCF and 2,070 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 122,000 barrels and 129,000 barrels for 1996 and 1995, respectively. Aggregate losses under energy swap agreements were $1,301,000 in 1996 compared to an aggregate gain of $1,001,000 in 1995.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.

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

    Production volumes and weighted average sales prices during the periods were as follows:

                                                              Nine Months Ended September 30,
                                                 ---------------------------------------------------------
                                                                  1996                            1995
                                                 ---------------------------------------     -------------
                                                 United States       Canada(4)     Total     United States
    Natural Gas
    -----------
         Total production (MMCF) (1)              20,459             10,206        30,665        25,744
         Sales price received (per MCF)          $  2.22               1.34          1.92          1.60
         Effects of energy swaps (per MCF) (2)      (.19)              (.04)         (.14)          .15
                                                 -------              -----         -----         -----
         Average sales price (per MCF)           $  2.03               1.30          1.78          1.75

    Liquids
    -------
    Oil and condensate:
         Total production (MBBLS) (3)                684                940         1,624           886
         Sales price received (per BBL)          $ 18.74              20.01         19.49         16.45
         Effects of energy swaps (per BBL) (2)     (1.22)             (1.40)        (1.33)         (.51)
                                                 -------              -----         -----         -----
         Average sales price (per BBL)           $ 17.52              18.61         18.16         15.94

    Natural gas liquids:
         Total production (MBBLS)                     78                231           309            40
         Average sales price (per BBL)           $  9.31              12.80         11.90         15.93

    Total liquids production (MBBLS)                 762              1,171         1,933           926
    Average sales price (per BBL)                $ 16.68              17.46         17.16         15.94

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 2,657 MMCF and 7,723 MMCF in 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 9% and 30% of total natural gas production in 1996 and 1995, respectively.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 9,114 MMCF and 7,562 MMCF for 1996 and 1995, respectively. Hedged oil and condensate volumes were 719,000 barrels and 378,000 barrels for 1996 and 1995, respectively. Aggregate losses under energy swap agreements were $6,389,000 in 1996 compared to an aggregate gain of $3,289,000 in 1995.
(3) An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.
(4) Royalty adjustments in Canada for the first nine months of 1996 did not have a significant effect on reported volumes or average sales prices for natural gas or oil and condensate. Production of natural gas liquids was reduced by 79,000 barrels as a result of royalty adjustments, resulting in an increase in the reported average sales price for natural gas liquids to $12.80 per barrel from $9.31 or by approximately 37%. The effect on the average sales price for total liquids production was an increase to $17.46 per barrel from $16.02, or approximately 9%. The changes in Canadian royalty amounts and volumes are sensitive to changing prices, the effects of estimates, and revisions to information received from third parties. Alberta's restructured royalty program commenced in 1994 and remained uncertain throughout much of 1995. Canadian Forest continues to receive additional information with respect to royalty calculations and anticipates that revisions to such calculations will continue to occur throughout 1996 and possibly 1997. The effects of future royalty adjustments cannot be predicted at this time.

EXPENSES
    In the first nine months of 1996 the Company recorded $129,115,000 of marketing and processing expense, which relates primarily to the marketing activities of ProMark subsequent to its purchase on January 31, 1996.

    Oil and gas production expense of $23,224,000 in the first nine months of 1996 increased 40% from $16,576,000 in the comparable period of 1995 due primarily to production expenses associated with the newly-acquired Canadian properties. On an MCFE basis, production expense increased approximately 4% in the first nine months of 1996 to $.55 per MCFE from $.53 per MCFE in the first nine months of 1995. The increase is due primarily to higher per-unit costs in the United States where fixed costs are being allocated over a lower production base.

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

    The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing. On January 31, 1996, the Company sold 13,200,000 shares of Common Stock for $11.00 per share in a public offering (the 1996 Public Offering). Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totalled approximately $125,600,000 after deducting issuance costs and underwriting fees and were used, along with an additional approximately $8,300,000 drawn from the Company's Credit Facility, to complete the purchase of Canadian Forest and ProMark. The net proceeds to Saxon of approximately $11,046,000 were used to reduce its bank debt.

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

CASH FLOW
    Historically, one of the Company's primary sources of capital has been cash provided by operating activities. The following summary table reflects comparative cash flow data for the Company for the periods ended September 30, 1996 and 1995.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1996           1995
                                                ---------------   -------------
                                                        (In Thousands)

    Net cash provided (used) by operating
     activities                                      $  37,706      (4,253)
    Net cash used by investing activities             (184,721)    (17,235)
    Net cash provided by financing activities          151,406      22,037

    Net cash provided by operating activities increased to $37,706,000 in the first nine months of 1996 compared to a net use of cash for operating activities of $4,253,000 in the first nine months of 1995, due to the higher natural gas prices, increased production, marketing and processing income and an increase in accounts payable during the 1996 period as compared to a decrease in accounts payable during the 1995 period. The Company used $184,721,000 for investing activities in the first nine months of 1996 compared to $17,235,000 in the comparable period of the prior year. The increase is due primarily to the use of funds to acquire Canadian Forest. Cash provided by financing activities was $151,406,000 in the first nine months of 1996 compared to $22,037,000 in the comparable period of the prior year. The increase is due primarily to the net proceeds received from the 1996 Public Offering.

WORKING CAPITAL

    The Company had a working capital deficit of approximately $4,669,000 at September 30, 1996, compared to a deficit of approximately $9,181,000 at December 31, 1995. The decrease in the deficit is attributable primarily to an increase in accounts receivable as a result of higher product prices and volumes, offset by an increase in accounts payable related to exploration and development costs.

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

    At September 30, 1996 the Company had sufficient borrowing capacity under its long-term bank credit facilities to fund the working capital deficit at that date.

HEDGING PROGRAM
    In addition to the volumes of natural gas and oil dedicated to volumetric production payments, the Company has also used energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. At September 30, 1996, the Company had natural gas swaps and collars for an aggregate of approximately 38.7 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1996 at fixed prices ranging from $1.14 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.73 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately
27.1 BBTU per day of natural gas during 1997 at fixed prices ranging from $1.14 (AECO "C" basis) to $2.73 (NYMEX basis) per MMBTU. At September 30, 1996 the Company had oil swaps for an aggregate of 1,326 barrels per day of oil during the remainder of 1996 at fixed prices ranging from $17.90 to $19.13 per barrel (NYMEX basis), and an aggregate of 1,965 barrels per day of oil during 1997 at fixed prices ranging from $17.90 to $21.05 per barrel (NYMEX basis). The Company's current swaps are settled on a monthly basis.

CAPITAL EXPENDITURES
    The Company's expenditures for property acquisition, exploration and development for the first six months of 1996 and 1995 were as follows:

                                     Nine Months Ended September 30,
                                     -------------------------------
                                           1996           1995
                                         --------        -------
                                              (In Thousands)

    Property acquisition costs:
         Proved properties               $ 20,445          199
         Undeveloped properties                 -          192
                                         --------       ------
                                           20,445          391

    Exploration costs:
         Direct costs                      16,413        7,482
         Overhead capitalized               2,128          600
                                         --------       ------
                                           18,541        8,082

    Development costs:
         Direct costs                      20,371        8,032
         Overhead capitalized               3,834        3,769
                                         --------       ------
                                           24,205       11,801
                                         --------       ------
                                         $ 63,191       20,274
                                         --------       ------
                                         --------       ------


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

                                                FOREST OIL CORPORATION
                                                      (Registrant)



Date:  January 28, 1997                      /s/   Daniel L. McNamara
                                             -----------------------------
                                                   Daniel L. McNamara
                                            Corporate Counsel and Secretary
                                         (Signed on behalf of the registrant)



                                             /s/     David H. Keyte
                                             -----------------------------
                                                     David H. Keyte
                                                Vice President and Chief
                                                   Financial Officer
                                              (Principal Financial Officer)