Form 10-K/A
period 1995-12-31
FOREST OIL CORP
filed 1997-02-10
CIK 38079

-------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A

                                  (AMENDMENT NO. 2)

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

The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (Forest or the Company). Significant intercompany balances and transactions are eliminated. The Company generally consolidates all subsidiaries in which it controls over 50% of the voting interests. Entities in which the Company does not have a direct or indirect majority voting interest are generally accounted for using the equity method.

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

During 1995, the Company completed acquisitions totaling $26,807,000. The most significant of these was the purchase on December 20, 1995 of a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy, Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN. The preferred shares of Archean Energy, Ltd. were recorded at their historical carrying value of $11,301,000. The Forest common shares issued to Saxon were recorded at their estimated fair value determined by reference to the quoted market prices of the shares immediately preceding the announcement of the acquisition.

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

                                       FOREST OIL CORPORATION
                                            (Registrant)

Date: February 7, 1997                 By:       /s/ Daniel L. McNamara
                                          -------------------------------------
                                                     Daniel L. McNamara
                                                         Secretary


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