Form 10-Q
period 1997-03-31
FOREST OIL CORP
filed 1997-05-15
CIK 38079

---------------------------------------------------------------------------
---------------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Yes   X   No
          ---      ---
                                                     Number of Shares
                                                        Outstanding
Title of Class of Common Stock                        April 30, 1997
------------------------------                       ----------------
Common Stock, Par Value $.10 Per Share                  32,689,840

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                    PART I.  FINANCIAL INFORMATION

                      FOREST OIL CORPORATION
                Condensed Consolidated Balance Sheets
                           (Unaudited)

                                          March 31,    December 31,
                                             1997          1996
                                          ---------      --------
                                               (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents               $   6,580         8,626
  Accounts receivable                        43,710        55,462
  Other current assets                        5,417         4,996
                                          ---------      --------
      Total current assets                   55,707        69,084

Net property and equipment, at cost         481,196       458,242

Goodwill and other intangible assets, net    28,630        29,439

Other assets                                  6,510         6,693
                                          ---------      --------
                                          $ 572,043       563,458
                                          ---------      --------
                                          ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                           $    358         4,682
  Current portion of long-term debt             974         2,091
  Accounts payable                           54,438        64,811
  Accrued interest                            2,029         4,584
  Other current liabilities                   5,115         5,565
                                          ---------      --------
      Total current liabilities              62,914        81,733

Long-term debt                              194,252       168,859
Other liabilities                            18,434        19,844
Deferred revenue                              6,687         7,591
Deferred income taxes                        33,957        33,716

Minority interest                            11,668         9,272

Shareholders' equity:
  Preferred stock                                 -        15,827
  Common stock                                3,269         3,053
  Capital surplus                           455,250       438,556
  Accumulated deficit                      (209,662)     (214,190)
  Foreign currency translation               (2,885)         (803)
  Treasury stock at cost                     (1,841)            -
                                          ---------      --------
      Total shareholders' equity            244,131       242,443
                                          ---------      --------
                                          $ 572,043       563,458
                                          ---------      --------
                                          ---------      --------

  See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
        Condensed Consolidated Statements of Production and Operations
                                  (Unaudited)

                                                               Three Months Ended
                                                        -------------------------------
                                                            March 31,        March 31,
                                                              1997             1996
                                                            ---------        ---------
                                                        (In Thousands Except Production
                                                              and Per Share Amounts)
PRODUCTION
  Natural gas (mmcf)                                         11,815             9,242
                                                            -------           -------
                                                            -------           -------
  Oil, condensate and natural gas liquids (thousands
    of barrels)                                                 689               623
                                                            -------           -------
                                                            -------           -------
STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing                                $53,462            32,747
    Oil and gas sales:
      Gas                                                    26,046            17,934
      Oil, condensate and natural gas liquids                13,555             9,725
                                                            -------           -------
        Total oil and gas sales                              39,601            27,659

    Miscellaneous, net                                          843               464
                                                            -------           -------
        Total revenue                                        93,906            60,870

Expenses:
  Marketing and processing                                   50,908            30,179
  Oil and gas production                                      9,645             7,487
  General and administrative                                  3,466             2,730
  Interest                                                    4,774             5,797
  Depreciation and depletion                                 18,437            12,938
  Minority interest in earnings of subsidiary                   102                45
                                                            -------           -------
        Total expenses                                       87,332            59,176
                                                            -------           -------

Earnings before income taxes                                  6,574             1,694

Income tax expense:
  Current                                                     1,365             1,114
  Deferred                                                      687               966
                                                            -------           -------
                                                              2,052             2,080
                                                            -------           -------
Net earnings (loss)                                         $ 4,522              (386)
                                                            -------           -------
                                                            -------           -------
Weighted average number of common shares outstanding         33,176            20,628
                                                            -------           -------
                                                            -------           -------
Earnings (loss) attributable to common stock                $ 4,333              (926)
                                                            -------           -------
                                                            -------           -------
Primary and fully diluted earnings (loss) per common share  $   .13              (.04)
                                                            -------           -------
                                                            -------           -------



        See accompanying notes to condensed consolidated financial statements.

                          FOREST OIL CORPORATION
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                        Three Months Ended
                                                       ---------------------
                                                       March 31,   March 31,
                                                         1997        1996
                                                       ---------   --------
                                                          (In Thousands)
Cash flows from operating activities:
  Net earnings (loss)                                  $   4,522       (386)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation and depletion                            18,437     12,938
    Amortization of deferred debt costs                      181        134
    Deferred income tax expense                              687        966
    Interest added to principal                                -        457
    Minority interest in earnings of subsidiary              102         45
    Other, net                                                 4        239
    (Increase) decrease in accounts receivable            11,484     (7,433)
    (Increase) decrease in other current assets             (457)       392
    Increase (decrease) in accounts payable               (7,922)     4,781
    Decrease in accrued interest
     and other current liabilities                        (4,535)    (1,551)
    Amortization of deferred revenue                        (904)    (2,926)
                                                       ---------   --------
        Net cash provided by operating
         activities                                       21,599      7,656
Cash flows from investing activities:
  Acquisition of subsidiaries:
    Current assets                                             -    (22,304)
    Property and equipment                                     -   (144,099)
    Goodwill and other intangible assets                       -    (31,163)
    Current liabilities                                        -     23,562
    Long-term debt                                             -        701
    Other liabilities                                          -      1,542
    Deferred taxes                                             -     35,575
                                                       ---------   --------
      Cash paid for acquisitions of subsidiaries               -   (136,186)
  Capital expenditures for property and equipment        (43,038)   (11,004)
  Proceeds from sales of assets                            1,476      1,633
  Increase (decrease) in other assets, net                   250       (434)
                                                       ---------   --------
       Net cash used by investing activities             (41,312)  (145,991)
Cash flows from financing activities:
  Proceeds from bank borrowings                           57,381     59,299
  Repayments of bank borrowings                          (31,584)   (55,682)
  Repayments of production payment obligation             (1,272)    (1,119)
  Proceeds from common stock offering, net of
   offering costs                                              -    136,590
  Proceeds from issuance of common stock under
   standby purchase agreement                                943          -
  Proceeds from the exercise of options                    1,219          -
  Redemption of preferred stock                             (943)         -
  Costs of preferred stock conversion                       (800)         -
  Deferred debt costs                                       (276)        (3)
  Payment of preferred stock dividends                      (540)         -
  Increase (decrease) in cash overdraft                   (4,324)     1,334
  Increase (decrease) in other liabilities, net           (2,110)        24
                                                       ---------   --------
        Net cash provided by financing activities         17,694    140,443

Effect of exchange rate changes on cash                      (27)        42
                                                       ---------   --------
Net increase (decrease) in cash and cash equivalents      (2,046)     2,150
Cash and cash equivalents at beginning of period           8,626      3,287
                                                       ---------   --------
Cash and cash equivalents at end of period             $   6,580      5,437
                                                       ---------   --------
                                                       ---------   --------
Cash paid during the period for:
  Interest                                             $   7,193      8,201
                                                       ---------   --------
                                                       ---------   --------
  Income taxes                                         $   3,685        809
                                                       ---------   --------
                                                       ---------   --------

    See accompanying notes to condensed consolidated financial statements.

                           FOREST OIL CORPORATION
            Notes to Condensed Consolidated Financial Statements
                 Three Months Ended March 31, 1997 and 1996
                                (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

(2)  Acquisitions

     On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon is a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares which are convertible to voting common shares at any time, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy Ltd., issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN. The preferred shares of Archean Energy, Ltd. were recorded at their historical carrying value of $11,301,000. The Forest common shares issued to Saxon were recorded at their estimated fair value determined by reference to the quoted market price of the shares immediately preceding the announcement of the acquisition. In January 1996, Saxon sold these shares in a public offering of Forest Common Stock and used the proceeds to reduce its bank debt.

     Since Forest has majority voting control over Saxon as a result of the voting common shares that it owns and proxies that it holds, it has accounted for Saxon as a consolidated subsidiary from the date of its acquisition.

     In September 1996, the preferred shares of Archean were redeemed for cash at their approximate carrying value.

     On January 21, 1997 Forest converted its preferred shares of Saxon into 27,192,983 nonvoting common shares. On March 13, 1997 Forest acquired 3,158,142 voting common shares and 2,380,608 nonvoting common shares of Saxon in exchange for 131,489 common shares of Forest pursuant to an equity participation agreement. These transactions increased Forest's economic interest in Saxon to 66%.

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

     The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at December 31, 1996 and March 31, 1997. The consolidated statements of operations include the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information for the three months ended March 31, 1996 assumes that the Common Stock offering and the acquisition of Canadian Forest occurred as of January 1, 1996.

                                                        Three Months Ended
                                                           March 31, 1996
                                                      -----------------------
                                                             Pro Forma
                                                       (In Thousands, Except
                                                         Per Share Amounts)
          Revenue:
           Marketing and processing                            47,247
           Oil and gas sales                                   31,336
           Miscellaneous, net                                     431
                                                               ------
             Total revenue                                     79,014
                                                               ------
                                                               ------
          Net loss                                                 (6)
                                                               ------
                                                               ------
          Primary and fully diluted loss per share               (.02)
                                                               ------
                                                               ------

(3)  Common Stock

     On January 31, 1996, 13,200,000 shares of Common Stock were sold for $11.00 per share in a public offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest and Saxon from the issuance of shares totaled approximately $136,000,000 after deducting issuance costs and underwriting fees.

     On August 1, 1996 The Anschutz Corporation (Anschutz) exercised its option to purchase 2,250,000 shares of Forest's Common Stock for $26,200,000 or approximately $11.64 per share.

     On November 5, 1996 the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 in cash to extinguish approximately $43,000,000 of nonrecourse secured debt owed to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership whose general partner is an affiliate of Enron. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising warrants to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock.

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

     On February 7, 1997 the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. This conversion eliminated all outstanding preferred stock from Forest's capital structure. In response to its call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock on or before the February 21, 1996 deadline. The remaining 93,728 preferred shares were redeemed by the Company at the redemption price of $10.06 per share (at a total cost of $942,904) on February 28, 1997. Lehman Brothers Inc. purchased 65,616 shares of Common Stock to fund the cash requirement of the redemption in accordance with the terms of its standby purchase agreement with Forest. Redemption of the $.75 Convertible Preferred Stock eliminated approximately $2,200,000 of annual preferred dividend payments.

(4)  Net Property and Equipment

     The components of net property and equipment are as follows:


                                                  March 31,   December 31,
                                                    1997          1996
                                                 ----------    ---------
                                                     (In Thousands)

          Oil and gas properties                 $1,498,850    1,457,212
          Buildings, transportation and
           other equipment                            9,852       10,993
                                                 ----------    ---------
                                                  1,508,702    1,468,205
          Less accumulated depreciation,
           depletion and valuation allowance      1,027,506    1,009,963
                                                 ----------    ---------
                                                 $  481,196      458,242
                                                 ----------    ---------
                                                 ----------    ---------

(5)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                              March 31,  December 31,
                                                 1997        1996
                                               -------      ------
                                                 (In Thousands)

          Goodwill                             $16,556      16,728
          Gas marketing contracts               14,444      14,594
                                               -------      ------
                                                31,000      31,322
          Less accumulated amortization          2,370       1,883
                                               -------      ------
                                               $28,630      29,439
                                               -------      ------
                                               -------      ------

     Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

(6)  Long-term Debt

     The components of long-term debt are as follows:

                                               March 31,     December 31,
                                                 1997            1996
                                               --------        -------
                                                     (In Thousands)

          Credit Facility                       $38,000         26,400
          Canadian Credit Facility               33,605         32,500
          Saxon Credit Facility                  12,861              -
          Production payment obligation          11,324         12,596
          11-1/4% Subordinated debentures        99,436         99,421
                                               --------        -------
                                                195,226        170,917
          Less current portion                      974          2,058
                                               --------        -------
               Long-term debt                  $194,252        168,859
                                               --------        -------
                                               --------        -------

(7)  Earnings (Loss) Per Share

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

     Fully diluted earnings (loss) per share assumes, in addition to the above, (i) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (ii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the three months ended March 31, 1997 and 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

     Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond the control of the Company. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1997 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting the Company's business, see "Item-1 --Business--Forward--Looking Statements and Risk Factors" in the
Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net earnings for the first three months of 1997 were $4,522,000 or $.13 per common share compared to a net loss of $386,000 or $.04 per common share in the first three months of 1996. The improved results for the first three months of 1997 were attributable primarily to increased production as well as higher natural gas and liquids prices.

    The Company's marketing and processing revenue increased by 63% to 53,462,000 in the first quarter of 1997 from $32,747,000 in the first quarter of 1996 and the related marketing and processing expense increased by 69% to $50,908,000 in the 1997 quarter from $30,179,000 in the previous year. The gross margin reported for marketing and processing activities of $2,554,0000 in the first quarter of 1997 was slightly lower than the gross margin of $2,568,000 in the first quarter of 1996 because the 1996 period included a non-recurring income item of approximately $350,000 and also included higher margins on short-term trading activities. The increase in 1997 revenue and expense is due primarily to recording three months of activity for ProMark in 1997 compared to only two months in the 1996 period.

     The Company's oil and gas sales revenue increased by 43% to $39,601,000 in the first quarter of 1997 compared to $27,659,000 in the first quarter of 1996. The increase in 1997 is due primarily to recording three months of activity for Canadian Forest in the first quarter of 1997 compared to only two months in the first quarter of 1996. Production volumes for natural gas in the first quarter of 1997 increased 28% from the comparable 1996 period as a result of the Canadian Forest acquisition as well as new production from Gulf of Mexico properties. The average sales price received for natural gas in the first quarter of 1997 increased 13% compared to the average sales price received in the corresponding 1996 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 11% higher in the first quarter of 1997 than in the first quarter of 1996, due primarily to the acquisition of Canadian Forest. The average sales price received by the Company for its liquids production during the first quarter of 1997 increased 26% compared to the average sales price received during the comparable 1996 period.

      Production volumes and weighted average sales prices during the periods were as follows:

                                                                   Three Months Ended
                                             ----------------------------------------------------------
                                                       March 31,                        March 31,
                                                         1997                             1996
                                             --------------------------      --------------------------
                                             United                          United
                                             States    Canada     Total      States     Canada    Total
                                             ------    ------    ------      ------     ------    -----
Natural Gas
-----------
  Total production (MMCF) (1)                 8,498     3,317    11,815       6,425      2,817    9,242
  Sales price received (per MCF)             $ 2.70      1.93      2.47        2.36       1.69     2.16
  Effects of energy swaps (per MCF) (2)        (.37)     (.04)     (.27)       (.31)         -     (.22)
                                             ------     -----     -----       -----      -----    -----

  Average sales price (per MCF)              $ 2.33      1.89      2.20        2.05       1.69     1.94

Liquids
-------
Oil and condensate:
  Total production (MBBLS) (3)                  249       336       585         236        298      534
  Sales price received (per BBL)             $21.30     20.99     21.13       17.12      17.60    17.38
  Effects of energy swaps (per BBL) (2)       (1.25)     (.79)     (.99)      (1.19)      (.41)    (.75)
                                             ------     -----     -----       -----      -----    -----


  Average sales price (per BBL)              $20.05     20.20     20.14       15.93      17.19    16.63

Natural gas liquids:
  Total production (MBBLS)                       13        91       104          17         72       89
  Average sales price (per BBL)              $14.00     17.52     17.08        9.06       9.58     9.48

Total liquids production (MBBLS)                262       427       689         253        370      623
Average sales price (per BBL)                $19.75     19.63     19.67       15.46      15.71    15.61


(1)  Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 474 MMCF and 1,214 MMCF in 1997 and 1996, respectively.  Natural gas delivered pursuant to volumetric production payment agreements represented approximately 4% and 13% of total natural gas production in 1997 and 1996, respectively.
(2)  Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations.  Hedged natural gas volumes were 2,809 MMCF and 2,453 MMCF for 1997 and 1996, respectively.  Hedged oil and condensate volumes were 204,000 barrels and 240,000 barrels for 1997 and 1996, respectively.  Aggregate losses under energy swap agreements were $3,801,000 and $2,453,000 in 1997 and 1996, respectively.
(3)  An immaterial amount of oil production is covered by scheduled deliveries under volumetric production payments.

     Oil and gas production expense of $9,645,000 in the first quarter of 1997 increased 29% from $7,487,000 in the comparable period of 1996 due primarily to increased production and to recording three months of activity for Canadian Forest in the first quarter of 1997 compared to only two months in the first quarter of 1996. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 3% in the first quarter of 1997 to $.60 per MCFE from $.58 per MCFE in the first quarter of 1996. The increase in per-unit costs was due to Canadian operations, primarily in the Bigoray field, which is in the production startup phase.

     General and administrative expense was $3,466,000 in the first quarter of 1997, an increase of 27% from $2,730,000 in the comparable period of 1996. Total overhead costs (capitalized and expensed general and administrative costs) of $5,650,000 in the first quarter of 1997 increased 24% from $4,544,000 in the comparable period of 1996. The increase is the result of a larger number of employees following the acquisition of Canadian Forest and ProMark.

     The following table summarizes the total overhead costs incurred during the periods:

                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1997          1996
                                                  ---------     ---------
                                                        (In Thousands)

          Overhead costs capitalized               $2,184         1,814
          General and administrative costs
           expensed (1)                             3,466         2,730
                                                   ------         -----

              Total overhead costs                 $5,650         4,544
                                                   ------         -----
                                                   ------         -----

(1) Includes $711,000 and $553,000 related to marketing and processing operations for the three month periods ended March 31, 1997 and 1996.

     Interest expense decreased 18% to $4,774,000 in the first quarter of 1997 compared to $5,797,000 in the corresponding 1996 period. Increased interest charges due to higher outstanding balances under bank credit facilities were more than offset by lower interest resulting from extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996.

     Depreciation and depletion expense increased 18% to $18,437,000 in the first quarter of 1997 from $12,938,000 in the first quarter of 1996 due to higher production and higher per-unit expense. On a per-unit basis, depletion expense was approximately $1.09 per MCFE in the first quarter of 1997 compared to $.96 per MCFE in the corresponding 1996 period. The increase in per-unit depletion results primarily from higher estimated future development costs in the U.S. due to expected increased costs for services. At March 31, 1997 the Company had undeveloped properties with a cost basis of approximately $48,000,000 which were excluded from depletion, compared to $46,000,000 at March 31, 1996.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first three months of 1997 or 1996. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

     CHANGES IN ACCOUNTING. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No.
128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of SFAS No. 128 will not have a significant effect on its reported earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing.

     In 1996, the Company completed several transactions that improved its financial position considerably. On January 31, 1996 the Company and Saxon sold 13,200,000 shares of Common Stock for $11.00 per share in a public offering (the 1996 Public Offering). Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totaled approximately $125,000,000 after deducting issuance costs and underwriting fees, and were used, along with an additional approximately $8,300,000 drawn under the Company's Credit Facility, to complete the purchase of Canadian Forest and ProMark. The net proceeds to Saxon of approximately $11,000,000 were used to reduce its bank debt.

     On August 1, 1996 Anschutz exercised an option to purchase 2,250,000 shares of Common Stock for $26,200,000 or approximately $11.64 per share. Proceeds received by Forest were used primarily to fund a portion of 1996 capital expenditures.

     On November 5, 1996 the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 in cash to extinguish approximately $43,000,000 of nonrecourse secured debt owed to JEDI. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising warrants to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock.

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

     On February 7, 1997 the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. This conversion eliminated all outstanding preferred stock from Forest's capital structure. In response to its call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock on or before the February 21, 1996 deadline. The remaining 93,728 preferred shares were redeemed by the Company at the redemption price of $10.06 per share (at a total cost of $942,904) on February 28, 1997. Lehman Brothers Inc. purchased 65,616 shares of Common Stock to fund the cash requirement of the redemption in accordance with the terms of its standby purchase agreement with Forest. Redemption of the $.75 Convertible Preferred Stock eliminates approximately $2,200,000 of annual preferred dividend payments.

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

     CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities (operating cash flow). The following summary table reflects comparative cash flow data for the Company for the periods ended March 31, 1997 and 1996.

                                                  Three Months Ended
                                                 ----------------------
                                                 March 31,    March 31,
                                                    1997        1996
                                                 --------     --------
                                                    (In Thousands)

     Net cash provided by operating activities   $ 21,599        7,656
     Net cash used by investing activities        (41,312)    (145,991)
     Net cash provided by financing activities     17,694      140,443


Net cash provided by operating activities increased to $21,599,000 in 1997 compared $7,656,000 in 1996, due primarily to increased production as well as higher natural gas and liquids prices The Company used $41,312,000 for investing activities in 1997 compared to $145,991,000 in 1996. The decrease is due primarily to the Canadian Forest acquisition in 1996. Cash provided by financing activities was $17,694,000 in 1997 compared to $140,443,000 in 1996. The decrease is due primarily to the net proceeds received in 1996 from a public offering of common stock.

     CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the first three months of 1997 and 1996 were as follows:

                                                Three Months Ended
                                          ------------------------------
                                          March 31,            March 31,
                                            1997                 1996
                                          --------              -------
                                                  (In Thousands)

     Property acquisition costs (1):
        Proved properties                 $  2,050              119,165
        Undeveloped properties               2,363               17,808
                                          --------              -------
                                             4,413              136,973
     Exploration costs:
        Direct costs                        19,582                4,887
        Overhead capitalized                   928                  454
                                          --------              -------
                                            20,510                5,341
     Development costs:
        Direct costs                        17,933                3,820
        Overhead capitalized                 1,256                1,360
                                          --------              -------
                                            19,189                5,180
                                          --------              -------
                                          $ 44,112              147,494
                                          --------              -------
                                          --------              -------


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

     BANK CREDIT FACILITIES. Under the Company's Credit Facility with The Chase Manhattan Bank (the Credit Facility), the Company may borrow up to $60,000,000 for working capital and/or general corporate purposes. The borrowing base is subject to formal redeterminations semi-annually, but may be changed at the banks' discretion at any time. The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's U.S. proved oil and gas properties and related assets (subject to prior security interests granted to holders of volumetric production payment agreements) and a pledge of accounts receivable. The maturity date of the Credit Facility is January 31, 2000. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At April 30, 1997 the outstanding balance under this facility was $40,500,000. The Company has also used the facility for a $1,500,000 letter of credit.

     A Canadian subsidiary of Forest has a credit agreement (the Canadian Credit Facility) with The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The borrowing base under the Canadian Credit Facility is $60,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The maturity date of the Canadian Credit Facility is February 7, 1999. The Canadian Credit Facility is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At April 30, 1997 the outstanding balance under this facility was $46,642,000 CDN ($34,000,000 US). The Company has also used this facility for a letter of credit in the amount of $3,022,000 CDN.

     In addition to the credit facilities described above, Saxon has a revolving credit facility (the Saxon Credit Facility) with a borrowing base of $20,000,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At April 30, 1997 the outstanding balance under this facility was $17,700,000 CDN.

     WORKING CAPITAL. The Company had a working capital deficit of approximately $7,207,000 at March 31, 1997 compared to a deficit of approximately $12,649,000 at December 31, 1996. The decrease in the deficit is attributable primarily to cash provided by operating activities in the first quarter of 1997 as a result of higher production and product sales prices.

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

     At March 31, 1997 the Company had available borrowing capacity of approximately $29,500,000 under its bank credit facilities. The Company's available credit at March 31, 1997 was adequate to fund the working capital deficit at that date.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 7.4 BCF of natural gas through the remainder of 1997 at an average price of $1.61 CDN per MCF and approximately 5.4 BCF of natural gas in 1998 at an average price of approximately $1.88 CDN per MCF. Canadian Forest is obligated to deliver approximately 25% of the volumes of natural gas subject to these contracts.

     HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts and dedicated to volumetric production payments, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At March 31, 1997 the Company had natural gas swaps and collars for an aggregate of approximately 29.8 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1997 at fixed prices ranging from $1.16 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.54 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately
3.2 BBTU per day of natural gas during 1998 at fixed prices ranging from $1.16 (AECO "C" basis) to $2.62 (NYMEX basis) per MMBTU. The weighted average hedged price for natural gas under such agreements is $2.09 and $2.18 per MMBTU in 1997 and 1998, respectively. At March 31, 1997 the Company had oil swaps for an aggregate of 1,998 barrels per day of oil during the remainder of 1997 at fixed prices ranging from $17.90 to $23.67 (NYMEX basis) and an aggregate of 547 barrels per day during

1998 at fixed prices of $20.00 and $20.52 (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.00 and $20.29 per barrel in 1997 and 1998, respectively.

     Subsequent to March 31, 1997, the Company entered into two additional swaps. The first swap hedges 5,000 MMBTU of natural gas per day from June 1997 to September 1997 at a fixed price of $2.36 per MMBTU (NYMEX basis). The second swap hedges 5,000 MMBTU of natural gas per day from June 1997 through September 1997 at a fixed price of $2.35 per MMBTU (NYMEX basis).

     GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first three months of 1997 to approximately 2.4 BCF from approximately 2.6 BCF at December 31, 1996. At March 31, 1997 the undiscounted value of this imbalance is approximately $4,909,000, of which $1,500,000 is recorded as a short-term liability and the remaining $3,409,000 is included in other long-term liabilities. In the absence of a gas balancing agreement, the Company is unable to determine when its partners may choose to make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

         *Exhibit 11   Forest Oil Corporation and Subsidiaries - Calculation
                       of Earnings per Share of Common Stock.

         *Exhibit 27   Financial Data Schedule.

* Filed with this report.


(b)  Reports on Form 8-K
     The following reports on Form 8-K were filed by Forest during the first quarter of 1997:

     Date of Report   Item Reported     Financial Statements Filed
     --------------   -------------     --------------------------
     January 28, 1997   Item 5, 7       ATCOR Resources Ltd. at December 31, 1995
                                        and for each of the years in the three year
                                        period ended December 31, 1995.  Condensed
                                        pro forma combined financial statements of
                                        Forest Oil Corporation at September 30, 1996
                                        and for the nine months ended September 30,
                                        1996 and the year ended December 31, 1995.

     February 5, 1997*  Item 5, 7       ATCOR Resources Ltd. at December 31, 1995
                                        and for each of the years in the three year
                                        period ended December 31, 1995.  Condensed
                                        pro forma combined financial statements of
                                        Forest Oil Corporation at September 30, 1996
                                        and for the nine months ended September 30,
                                        1996 and the year ended December 31, 1995.

     February 11, 1997  Item 5, 7       None

     March 19, 1997     Item 5, 7 and 9 None

*Form 8-K/A

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOREST OIL CORPORATION
                                                     (Registrant)



Date:  May 15, 1997                          /s/ Daniel L. McNamara
                                       ------------------------------------
                                               Daniel L. McNamara
                                         Corporate Counsel and Secretary
                                       (Signed on behalf of the registrant)


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