Form 10-Q
period 1997-06-30
FOREST OIL CORP
filed 1997-08-14
CIK 38079

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                  FORM 10-Q

                                  (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

    Yes  X   No
        ---     ---
                                                              Number of Shares
                                                                Outstanding
TITLE OF CLASS OF COMMON STOCK                                 JULY 31, 1997
------------------------------                                 -------------
Common Stock, Par Value $.10 Per Share                           32,797,662

------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

                                FOREST OIL CORPORATION
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)

                                              June 30,       December 31,
                                                1997             1996
                                             ----------       ----------
                                                   (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                  $   5,615            8,626
  Accounts receivable                           48,944           55,462
  Other current assets                           4,678            4,996
                                             ---------        ---------
          Total current assets                  59,237           69,084

Net property and equipment, at cost            497,030          458,242

Goodwill and other intangible assets, net       28,196           29,439

Other assets                                     7,549            6,693
                                             ---------        ---------
                                             $ 592,012          563,458
                                             ---------        ---------
                                             ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                           $     903            4,682
    Current portion of long-term debt                -            2,091
    Accounts payable                            51,174           64,811
    Accrued interest                             4,801            4,584
    Other current liabilities                    3,601            5,565
                                             ---------        ---------
          Total current liabilities             60,479           81,733

Long-term debt                                 223,884          168,859
Other liabilities                               17,921           19,844
Deferred revenue                                     -            7,591
Deferred income taxes                           35,097           33,716

Minority interest                               12,985            9,272


Shareholders' equity:
    Preferred stock                                  -           15,827
    Common stock                                 3,279            3,053
    Capital surplus                            456,617          438,556
    Accumulated deficit                       (212,861)        (214,190)
    Foreign currency translation                (2,572)            (803)
    Treasury stock at cost                      (2,817)               -
                                             ---------        ---------
         Total shareholders' equity            241,646          242,443
                                             ---------        ---------
                                             $ 592,012          563,458
                                             ---------        ---------
                                             ---------        ---------


  See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
        Condensed Consolidated Statements of Production and Operations
                                 (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                        ------------------------     -------------------------
                                                         June 30,      June 30,       June 30,       June 30,
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
                                                       (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Natural gas (mmcf)                                     11,218         10,202         23,033         19,444
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

  Oil, condensate and natural gas
       liquids (thousands of barrels)                       802            610          1,491          1,233
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing                            $44,747         50,842         98,209         83,589
    Oil and gas sales:
      Gas                                                19,654         17,533         45,700         35,467
      Oil, condensate and natural gas liquids            13,254         11,330         26,809         21,055
                                                        --------       --------      ---------      ---------
        Total oil and gas sales                          32,908         28,863         72,509         56,522

  Miscellaneous, net                                        807           (161)         1,650            303
                                                        --------       --------      ---------      ---------
    Total revenue                                        78,462         79,544        172,368        140,414

  Expenses:
    Marketing and processing                             42,998         48,986         93,906         79,165
    Oil and gas production                                9,026          8,369         18,671         15,856
    General and administrative                            5,081          3,607          8,547          6,337
    Interest                                              5,259          6,423         10,033         12,220
    Depreciation and depletion                           18,319         14,051         36,756         26,989
    Minority interest in earnings (loss) of
      subsidiary                                             59           (216)           161           (171)
                                                        --------       --------      ---------      ---------
      Total expenses                                     80,742         81,220        168,074        140,396
                                                        --------       --------      ---------      ---------

Earnings (loss) before income taxes                      (2,280)        (1,676)         4,294             18

Income tax expense (benefit):
  Current                                                   (92)         1,453          1,273          2,567
  Deferred                                                1,008           (228)         1,695            738
                                                        --------       --------      ---------      ---------
                                                            916          1,225          2,968          3,305
                                                        --------       --------      ---------      ---------
Net earnings (loss)                                     $(3,196)        (2,901)         1,326         (3,287)
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

Weighted average number of common and
  common equivalent shares outstanding                   32,578         24,576         33,353         22,477
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

Earnings (loss) attributable to common stock            $(3,196)        (3,441)         1,137         (4,367)
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

Primary and fully diluted earnings (loss) per
  common and common equivalent share                    $  (.10)          (.14)           .03           (.19)
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

    See accompanying notes to condensed consolidated financial statements.

                                FOREST OIL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                                  Six Months Ended
                                                               ---------------------
                                                                June 30,    June 30,
                                                                 1997         1996
                                                               --------    ---------
                                                                   (In Thousands)
Cash flows from operating activities:
  Net earnings (loss)                                          $  1,326       (3,287)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
    Depreciation and depletion                                   36,756       26,989
    Amortization of deferred debt costs                             349          481
    Deferred income tax expense                                   1,695          738
    Minority interest in earnings (loss) of subsidiary              161         (171)
    Other, net                                                      (63)       1,075
    (Increase) decrease in accounts receivable                    6,871       (5,771)
    Decrease in other current assets                                103          488
    Increase (decrease) in accounts payable                      (6,020)       5,764
    Increase (decrease) in accrued interest and other
     current liabilities                                         (8,532)         799
    Settlement of volumetric production payment obligation       (6,832)           -
    Amortization of deferred revenue                             (1,524)      (5,152)
                                                               --------    ---------
          Net cash provided by operating activities              24,290       21,953

Cash flows from investing activities:
  Acquisition of subsidiaries:
    Current assets                                                    -      (22,304)
    Property and equipment                                            -     (144,099)
    Goodwill and other intangible assets                              -      (31,163)
    Current liabilities                                               -       23,562
    Long-term debt                                                    -          696
    Other liabilities                                                 -        1,542
    Deferred taxes                                                    -       35,575
                                                               --------    ---------
      Cash paid for acquisitions of subsidiaries                      -     (136,191)
  Capital expenditures for property and equipment               (81,877)     (27,490)
  Proceeds from sales of assets                                   8,096        2,965
  Increase in other assets, net                                     (51)        (511)
                                                               --------    ---------
          Net cash used by investing activities                 (73,832)    (161,227)

Cash flows from financing activities:
  Proceeds from bank borrowings                                 101,136      118,704
  Repayments of bank borrowings                                 (46,464)    (111,814)
  Repayments of production payment obligation                    (1,716)      (1,589)
  Proceeds from common stock offering, net of offering costs          -      136,591
  Proceeds from the exercise of options                           1,589            -
  Costs of preferred stock conversion                              (800)           -
  Deferred debt costs                                              (326)           -
  Payment of preferred stock dividends                             (540)           -
  Decrease in cash overdraft                                     (3,779)      (1,045)
  Decrease in other liabilities, net                             (2,517)        (647)
                                                               --------    ---------
          Net cash provided by financing activities              46,583      140,200
Effect of exchange rate changes on cash                             (52)         (37)
                                                               --------    ---------
Net increase (decrease) in cash and cash equivalents             (3,011)         889

Cash and cash equivalents at beginning of period                  8,626        3,287
                                                               --------    ---------
Cash and cash equivalents at end of period                     $  5,615        4,176
                                                               --------    ---------
                                                               --------    ---------
Cash paid during the period for:
  Interest                                                     $  9,406       10,352
                                                               --------    ---------
                                                               --------    ---------
  Income taxes                                                 $  4,288        1,492
                                                               --------    ---------
                                                               --------    ---------

    See accompanying notes to condensed consolidated financial statements.

                                FOREST OIL CORPORATION
                 Notes to Condensed Consolidated Financial Statements
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

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

     The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at December 31, 1996 and June 30, 1997. The consolidated statements of operations include the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information for the six months ended June 30, 1996 assumes that the Common Stock offering and the acquisition of Canadian Forest occurred as of January 1, 1996.

                                                 Pro Forma Six Months
                                                 Ended June 30, 1996
                                                 ---------------------
                                                 (In Thousands, Except
                                                   Per Share Amounts)

    Revenue:
         Marketing and processing                       $ 96,930
         Oil and gas sales                                60,232
         Miscellaneous, net                                  303
                                                        --------
              Total revenue                             $157,465
                                                        --------
                                                        --------
    Net loss                                            $ (2,905)
                                                        --------
                                                        --------
    Primary and fully diluted loss per common share     $   (.18)
                                                        --------
                                                        --------


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

     On November 5, 1996 the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 in cash to extinguish approximately $43,000,000 of nonrecourse secured debt owed to Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership whose general partner is an affiliate of Enron Corp. (Enron). In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising warrants to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock.

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

(4)  Net Property and Equipment

     The components of net property and equipment are as follows:


                                                 June 30,      December 31,
                                                   1997            1996
                                               ----------      ------------
                                                      (In Thousands)

    Oil and gas properties                     $1,532,501       1,457,212
    Buildings, transportation and
         other equipment                           10,008          10,993
                                               ----------       ---------

                                                1,542,509       1,468,205

    Less accumulated depreciation,
         depletion and valuation allowance      1,045,479       1,009,963
                                               ----------       ---------
                                               $  497,030         458,242
                                               ----------       ---------
                                               ----------       ---------


(5)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                                 June 30,      December 31,
                                                  1997             1996
                                                 -------       ------------
                                                       (In Thousands)

    Goodwill                                     $16,599          16,728
    Gas marketing contracts                       14,482          14,594
                                                 -------          ------
                                                  31,081          31,322
    Less accumulated amortization                  2,885           1,883
                                                 -------          ------
                                                 $28,196          29,439
                                                 -------          ------
                                                 -------          ------


     Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

(6)  Long-term Debt

     The components of long-term debt are as follows:


                                                 June 30,      December 31,
                                                  1997             1996
                                                 --------      ------------
                                                      (In Thousands)


    Credit Facility                              $ 58,500        26,400
    Canadian Credit Facility                       32,948        32,500
    Saxon Credit Facility                          22,104             -
    Production payment obligation                  10,880        12,596
    11-1/4% Subordinated debentures                99,452        99,421
                                                 --------       -------

                                                  223,884       170,917
    Less current portion                                -         2,058
                                                 --------       -------

         Long-term debt                          $223,884       168,859
                                                 --------       -------
                                                 --------       -------

(7)  Deferred Revenue

     From 1991 to 1994, the Company sold volumetric production payments to Enron to fund capital expenditures and property acquisitions. On June 30, 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. The purchase price of approximately $6,832,000 plus expenses was funded by the Company's bank credit facility. Reserves of approximately 3.5 BCFE, which were dedicated to repayment of this volumetric production payment, reverted to the Company's interest.

(8)  Earnings (Loss) Per Share

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

     Fully diluted earnings (loss) per share assumes, in addition to the above, (i) that convertible preferred stock was converted at the beginning of each period or date of issuance, if later, and (ii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions were antidilutive for the three and six months ended June 30, 1997 and 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

    Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond the control of the Company. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1997 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting the Company's business, see "Item 1 - Business
- Forward-Looking Statements and Risk Factors" in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1997

    The net loss for the second quarter of 1997 was $3,196,000 or $.10 per common share compared to a net loss of $2,901,000 or $.14 per common share in the second quarter of 1996.

    The Company's marketing and processing revenue decreased by 12% to $44,747,000 in the second quarter of 1997 from $50,842,000 in the second quarter of 1996 and the related marketing and processing expense decreased by 12% to $42,998,000 in the 1997 quarter from $48,986,000 in the previous year.
 The gross margin reported for marketing and processing activities decreased to $1,749,000 in the second quarter of 1997 from $1,856,000 in the second quarter of 1996, due primarily to processing plant downtime in the second quarter of 1997 for turnaround and inspection.

    The Company's oil and gas sales revenue increased by 14% to $32,908,000 in the second quarter of 1997 from $28,863,000 in the second quarter of 1996. Production volumes for natural gas in the second quarter of 1997 increased 10% from the comparable 1996 period due primarily to new production from Gulf of Mexico properties. The average sales price received for natural gas in the second quarter of 1997 increased 2% compared to the average sales price received in the corresponding 1996 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 31% higher in the second quarter of 1997 than in the second quarter of 1996 due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received by the Company for its liquids production during the second quarter of 1997 decreased 10% compared to the average sales price received during the comparable 1996 period.

    Oil and gas production expense of $9,026,000 in the second quarter of 1997 increased 8% from $8,369,000 in the comparable period of 1996 due primarily to temporary transportation expenses associated with the Bigoray field. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased approximately 7% in the second quarter of 1997 to $.56 per MCFE from $.60 MCFE in the second quarter of 1996.

    Production volumes, average sales prices and production expenses during the periods were as follows:

                                                                              Three Months Ended
                                              -----------------------------------------------------------------------------------
                                                             June 30,                                    June 30,
                                                              1997                                         1996
                                              --------------------------------------      ---------------------------------------
                                               United                                      United
                                               States        Canada          Total         States         Canada          Total
                                               ------        ------          -----         -------        ------          -----
NATURAL GAS
  Total production (MMCF) (1) (3)              7,592          3,626          11,218         6,667          3,535          10,202
  Sales price received (per MCF)              $ 2.01           1.20            1.75          2.18           1.22            1.85
  Effects of energy swaps (per MCF) (2)            -            .01               -          (.17)          (.05)           (.13)
                                              -------         ------         -------        ------         ------         -------

  Average sales price (per MCF) (3)           $ 2.01           1.21            1.75          2.01           1.17            1.72

LIQUIDS

Oil and condensate:
  Total production (MBBLS)                       249            412             661           199            323             522
  Sales price received (per BBL)              $17.51          17.96           17.80         19.48          21.89           20.98
  Effects of energy swaps (per BBL) (2)          .04            .02             .02         (2.11)         (2.66)          (2.45)
                                              -------         ------         -------        ------         ------         -------

  Average sales price (per BBL) (4)           $17.55          17.98           17.82         17.37          19.23           18.53

Natural gas liquids:
  Total production (MBBLS)                        40            101             141            29             59              88
  Average sales price (per BBL) (4)           $ 7.38          11.71           10.48          9.44          22.05           17.88

Total liquids production (MBBLS)                 289            513             802           228            382             610
Average sales price (per BBL) (4)             $16.14          16.74           16.53         16.37          19.66           18.44

Total production (MMCFE)                       9,326          6,704          16,030         8,035          5,827          13,862

Operating expenses (per MCFE)                 $  .54            .60             .56           .62            .59             .60

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 327 MMCF and 868 MMCF in the 1997 and 1996 periods, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 3% and 9% of total natural gas production in the 1997 and 1996 periods, respectively. On June 30, 1997 the Company repurchased its last remaining volumetric production payment.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 3,110 MMCF and 3,058 MMCF for the 1997 and 1996 periods, respectively. Hedged oil and condensate volumes were 233,000 barrels and 357,000 barrels for the 1997 and 1996 periods, respectively. The aggregate gain under energy swap agreements was $60,000 in the second quarter of 1997 and the aggregate loss under such agreements was $2,556,000 in the second quarter of 1996.

(3) Natural gas production in the United States for the second quarter of 1996 includes 532 MMCF attributable to a gas balancing adjustment. This adjustment had no effect on the average sales price reported for the quarter.

(4) Natural gas royalty adjustments in Canada increased the reported average sales price for oil and condensate to $19.23 per barrel from $17.33, or by approximately 11% in the quarter ended June 30, 1996 and increased the reported average sales price for natural gas liquids to $22.05 per barrel from $9.34 or by approximately 136%. The effect on the average sales price for total liquids production was an increase to $19.66 per barrel from $15.24, or approximately 29%.

    General and administrative expense was $5,081,000 in the second quarter of 1997 compared to $3,607,000 in the comparable period of 1996. Total overhead costs (capitalized and expensed general and administrative costs) were $6,962,000 in the second quarter of 1997 compared to $5,627,000 in the comparable period of 1996. Approximately one-half of the increase in total overhead costs is attributable to a larger number of technical and operating employees who were hired in support of the Company's expanded capital budget for exploration and development. Direct exploration and development expenditures in the second quarter of 1997 were approximately $64,000,000 compared to approximately $15,000,000 in the second quarter of 1996.

    Interest expense decreased 18% to $5,259,000 in the second quarter of 1997 compared to $6,423,000 in the corresponding 1996 period, due primarily to the extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996, offset in part by increased interest charges on higher outstanding balances under bank credit facilities.

    Depreciation and depletion expense increased 30% to $18,319,000 in the second quarter of 1997 from $14,051,000 in the second quarter of 1996 due to higher production and higher per-unit expense. On a per-unit basis, depletion expense was approximately $1.09 per MCFE in the second quarter of 1997 compared to $.93 per MCFE in the corresponding 1996 period. The increase in per-unit depletion expense results primarily from higher estimated future development costs in the U.S. due to expected increased costs for services.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

    Net earnings for the first six months of 1997 were $1,326,000 or $.03 per common share compared to a net loss of $3,287,000 or $.19 per common share in the first six months of 1997. The improved results for the first six months of 1997 were attributable primarily to increased production as well as higher natural gas and liquids prices.

    The Company's marketing and processing revenue increased 17% to $98,209,000 in the first six months of 1997 from $83,589,000 in the five months of operations of ProMark subsequent to its purchase on January 31, 1996. The related marketing and processing expense increased by 19% to $93,906,000 in the 1997 period from $79,165,000 in the previous year. The gross margin reported for marketing and processing activities of $4,303,000 in the first six months of 1997 was slightly lower than the gross margin of $4,424,000 in the first six months of 1996 because the 1996 period included a non-recurring income item of approximately $350,000 and also had higher third party contract processing volumes.

    The Company's oil and gas sales revenue increased by 28% to $72,509,000 in the first six months of 1997 compared to $56,522,000 in the first six months of 1996. The 1996 period includes five months of operations of Canadian Forest subsequent to its purchase on January 31, 1996. The increase in 1997 is also attributable to increased production in the U.S. as well as higher natural gas and liquids prices. Production volumes for natural gas in the first six months of 1997 increased 18% from the comparable 1996 period due primarily to new production from Gulf of Mexico properties and to recording six months of activity for Canadian Forest in 1997 compared to only five months in 1996. The average sales price received for natural gas in the first six months of 1997 increased 9% compared to the average sales price received in the corresponding 1996 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 21% higher in the first six months of 1997 than in the first six months of 1996, due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received by the Company for its liquids production during the first six months of 1997 increased 6% compared to the average sales price received during the comparable 1996 period.

    Oil and gas production expense of $18,671,000 in the first six months of 1997 increased 18% from $15,856,000 in the comparable period of 1996 due primarily to expenses relating to use of a mobile production unit at High Island 274 and temporary transportation expenses associated with the Bigoray field. On an MCFE basis, production expense decreased approximately 2% in the first six months of 1997 to $.58 per MCFE from $.59 per MCFE in the first six months of 1996.

    Production volumes, weighted average sales prices and production expenses during the periods were as follows:


                                                                                SIX MONTHS ENDED
                                              -----------------------------------------------------------------------------------
                                                             June 30,                                    June 30,
                                                              1997                                        1996
                                              --------------------------------------      ---------------------------------------
                                               United                                       United
                                               States        Canada           Total         States        Canada          Total
                                               ------        ------           -----         ------        ------          -----
NATURAL GAS
  Total production (MMCF) (1)                  16,090         6,943          23,033         13,092         6,352          19,444
  Sales price received (per MCF)              $  2.37          1.54            2.12           2.27          1.43            1.99
  Effects of energy swaps (per MCF) (2)          (.19)         (.01)           (.14)          (.24)         (.03)           (.17)
                                              --------       -------         -------        -------       -------         -------

  Average sales price (per MCF)               $  2.18          1.53            1.98           2.03          1.40            1.82

LIQUIDS

Oil and condensate:
  Total production (MBBLS)                        498           748           12.46            435           621           1,056
  Sales price received (per BBL)              $ 19.41         19.32           19.35          18.20         19.83           19.16
  Effects of energy swaps (per BBL) (2)          (.61)         (.35)           (.45)         (1.61)        (1.58)          (1.59)
                                              --------       -------         -------        -------       -------         -------

  Average sales price (per BBL)               $ 18.80         18.97           18.90          16.59         18.25           17.57

Natural gas liquids:
  Total production (MBBLS)                         53           192             245             46           131             177
  Average sales price (per BBL)               $  9.00         13.28           14.46           9.31         15.20           13.66

Total liquids production (MBBLS)                  551           940           1,491            481           752           1,233
Average sales price (per BBL)                 $ 17.86         18.05           17.98          15.90         17.72           17.01

Total production (MMCFE)                       19,396        12,583          31,979         15,978        10,864          26,842

Operating expense (per MCFE)                  $   .55           .64             .58            .63           .54             .59

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF and 2,082 MMCF in the 1997 and 1996 periods, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 4% and 11% of total natural gas production in the 1997 and 1996 periods, respectively. On June 30, 1997 the Company repurchased its last remaining volumetric production payment.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 5,919 MMCF and 5,525 MMCF for the 1997 and 1996 periods, respectively. Hedged oil and condensate volumes were 437,000 barrels and 597,000 barrels for the 1997 and 1996 periods, respectively. Aggregate losses under energy swap agreements were $3,741,000 and $5,009,000 in the 1997 and 1996 periods, respectively.

    General and administrative expense was $8,547,000 in the first six months of 1997 compared to $6,337,000 in the comparable period of 1996. Total overhead costs (capitalized and expensed general and administrative costs) were $12,612,000 in the first six months of 1997 compared to $10,171,000 in the comparable period of 1996. The increase is primarily attributable to the inclusion of six months of costs for Canadian Forest and ProMark in 1997 versus only five months in 1996, as well as to a larger number of technical and operating employees who were hired in support of the Company's expanded capital budget for exploration and development. Direct exploration and development expenditures in the first six months of 1997 were approximately $72,000,000 compared to approximately $20,000,000 in the first six months of 1996.

    The following table summarizes the total overhead costs incurred during the periods:

                                            Three Months Ended           Six Months Ended
                                                  June 30,                   June 30,
                                           --------------------        --------------------
                                            1997          1996           1997        1996
                                            ----          ----           ----        ----
                                                             (In Thousands)
    Overhead costs capitalized             $1,881        2,020          4,065        3,834
    General and administrative costs
         expensed (1)                       5,081        3,607          8,547        6,337
                                           ------        -----         ------       ------
              Total overhead costs         $6,962        5,627         12,612       10,171
                                           ------        -----         ------       ------
                                           ------        -----         ------       ------

(1) Includes $751,000 and $908,000 related to marketing and processing operations for the three month periods ended June 30, 1997 and 1996 and $1,462,000 and $1,457,000 for the six month periods ended June 30, 1997 and 1996.

    Interest expense decreased 18% to $10,033,000 in the first six months of 1997 compared to $12,220,000 in the corresponding 1996 period, due primarily to the extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996, offset in part by increased interest charges on higher outstanding balances under bank credit facilities.

    Depreciation and depletion expense increased 36% to $36,756,000 in the first six months of 1997 from $26,989,000 in the first six months of 1996 due to higher production and higher per-unit expense. On a per-unit basis, depletion expense was approximately $1.09 per MCFE in the first six months of 1997 compared to $.94 per MCFE in the corresponding 1996 period. The increase in per-unit depletion results primarily from higher estimated future development costs in the U.S. due to expected increased costs for services. At June 30, 1997 the Company had undeveloped properties with a cost basis of approximately $64,000,000 which were excluded from depletion, compared to approximately $49,000,000 at June 30, 1996. The increase is attributable primarily to costs of acquiring undeveloped acreage.

    The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first half of 1997 or 1996. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

    CHANGES IN ACCOUNTING. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No.
128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 is effective for the Company's fiscal year ending December 31, 1997.
Retroactive application will be required but early adoption is not permitted.
 The Company believes the adoption of SFAS No. 128 will not have a significant effect on its reported earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of nonrecourse production-based financing.

    In 1996 and early 1997, the Company completed several transactions that improved its financial position considerably. On January 31, 1996 the Company and Saxon sold 13,200,000 shares of Common Stock for $11.00 per share in a public offering (the 1996 Public Offering). Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totaled approximately $125,000,000 after deducting issuance costs and underwriting fees, and were used, along with an additional approximately $8,300,000 drawn under the Company's Credit Facility, to complete the purchase of Canadian Forest and ProMark. The net proceeds to Saxon of approximately $11,000,000 were used to reduce its bank debt.

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

    Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production. At July 31, 1997 the Company has two offshore Gulf of Mexico properties whose combined production represents approximately 20% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

    BANK CREDIT FACILITIES. Under the Company's Credit Facility with a syndicate of banks led by The Chase Manhattan Bank (the Credit Facility), the Company may borrow up to $67,000,000 for working capital and/or general corporate purposes. The borrowing base is subject to scheduled redetermination semi-annually, but may be changed at the banks' discretion at any time. The Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's U.S. proved oil and gas properties and related assets and a pledge of accounts receivable. The maturity date of the Credit Facility is January 31, 2000. Under the terms of the Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At July 31, 1997 the outstanding balance under this facility was $63,500,000. The Company has also used the facility for a $1,500,000 letter of credit.

    A Canadian subsidiary of Forest has a credit agreement (the Canadian Credit Facility) with a syndicate of Canadian banks led by The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The borrowing base under the

Canadian Credit Facility is $67,000,000 CDN. The borrowing base is subject to formal redeterminations semi-annually, but may be changed by the bank at its discretion at any time. The maturity date of the Canadian Credit Facility is February 7, 1999. The Canadian Credit Facility is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities. At July 31, 1997 the outstanding balance under this facility was $51,272,000 CDN. The Company has also used this facility for a letter of credit in the amount of $3,022,242 CDN.

    The Company is currently in the process of amending both its Credit Facility and its Canadian Credit Facility. The primary purpose of the amendments is to create one Global Borrowing Base for both facilities. The initial Global Borrowing Base is expected to be set at $130,000,000, representing an increase of approximately $20,000,000 from the combined existing borrowing bases under the facilities. Under the facilities as amended, the Company will be able to allocate the Global Borrowing Base between the U.S. and Canada, subject to the limitation that borrowings in either the U.S. or Canada cannot exceed $100,000,000. In addition to increasing the Company's global borrowing capability, the amendments will provide for a much less restricted ability to move funds between the U.S. and Canada, an extension of the maturity date for both facilities to August 2001 and will require the Company to guarantee the Canadian Credit Facility.
Other major provisions of the credit facilities remain largely unchanged. Execution of documentation for these amendments is expected to be completed prior to the end of August 1997.

    In addition to the credit facilities described above, Saxon has a demand credit facility (the Saxon Credit Facility) with a borrowing base of $35,000,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At July 31, 1997 the outstanding balance under this facility was $30,650,000 CDN.

    WORKING CAPITAL. The Company had a working capital deficit of approximately $1,242,000 at June 30, 1997 compared to a deficit of approximately $12,649,000 at December 31, 1996. The decrease in the deficit was funded by borrowings under the Company's bank credit facilities.

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

    At June 30, 1997 the Company had available borrowing capacity of approximately $16,000,000 under its existing bank credit facilities. The Company's available credit at June 30, 1997 was adequate to fund the working capital deficit at that date.

    CASH FLOW. Historically, one of the Company's primary sources of short-term capital has been net cash provided by operating activities (operating cash flow). The following summary table reflects comparative cash flow data for the Company for the periods ended June 30, 1997 and 1996.

                                                       Six Months Ended
                                                   -----------------------
                                                   June 30,       June 30,
                                                     1997           1996
                                                     ----           ----
                                                        (In Thousands)
    Net cash provided by operating activities     $ 24,290          21,953
    Net cash used by investing activities          (73,832)       (161,227)
    Net cash provided by financing activities       46,583         140,200

    Net cash provided by operating activities increased to $24,290,000 in 1997 compared to $21,953,000 in 1996, due primarily to increased production as well as higher natural gas and liquids prices. The Company used $73,832,000 for investing activities in 1997 compared to $161,227,000 in 1996. The 1996 outlays included $136,191,000 for the acquisition of Canadian Forest, whereas the 1997 outlays consisted primarily of exploration and development costs. Cash provided by financing activities was $46,583,000 in 1997 compared to $140,200,000 in 1996. The 1996 period included $136,591,000 of net proceeds from a common stock offering.

    CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the first six months of 1997 and 1996 were as follows:

                                                  Six Months Ended
                                            ----------------------------
                                             June 30,           June 30,
                                              1997               1996
                                              ----               ----
                                                  (In Thousands)
    Property acquisition costs:
         Proved properties                  $  3,048            121,992
         Undeveloped properties                3,087             17,808
                                            ---------           -------
                                               6,135            139,800

    Exploration costs:
         Direct costs                         44,181              9,713
         Overhead capitalized                  1,776              1,196
                                            ---------           -------
                                              45,957             10,909

    Development costs:
         Direct costs                         28,266             10,468
         Overhead capitalized                  2,289              2,638
                                            ---------           -------
                                              30,555             13,106
                                            ---------           -------
                                            $ 82,647            163,815
                                            ---------           -------
                                            ---------           -------


    Acquisition of proved properties in the six months ended June 30, 1996 consists primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Canadian Forest. Direct exploration costs of $44,181,000 incurred in the six months ended June 30, 1997 includes approximately $15,000,000 of land and seismic costs, primarily for acquisition of leases in the Gulf of Mexico, as well as approximately $29,000,000 expended for drilling, completion and production facilities on exploratory wells in the first six months of 1997, of which a significant portion (approximately 50%) relates to work at the Company's Eugene Island 53 field.

    Direct development spending of $28,266,000 in the first six months of 1997 includes approximately $16,000,000 for wells and plant facilities at the Bigoray field operated by Saxon Petroleum, approximately $3,000,000 in the Western region of U.S. operations and approximately $3,000,000 in the Gulf of Mexico.

    The Company's expected 1997 expenditures for exploration and development are approximately $120,000,000 to $130,000,000. The Company expects to be able to meet its 1997 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. However, there can be no assurance that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow or accesses additional sources of capital.

    In addition, while the Company intends to continue a strategy of acquiring reserves that meet its investment criteria, no assurance can be given that the Company can locate or finance any property acquisitions.

    LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At June 30, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 4.8 BCF of natural gas through the remainder of 1997 at an average price of $1.64 CDN per MCF and approximately 5.4 BCF of natural gas in 1998 at an average price of approximately $1.90 CDN per MCF. Canadian Forest is obligated to deliver approximately 27% of the volumes of natural gas subject to these contracts.

    HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At June 30, 1997 the Company had natural gas swaps and collars for an aggregate of approximately 33 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1997 at fixed prices ranging from $1.16 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.54 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 10 BBTU per day of natural gas during 1998 at fixed prices ranging from $1.16 (AECO "C" basis) to $2.62 (NYMEX basis) per MMBTU. The weighted average hedged price for natural gas under such agreements is $2.15 and $2.13 per MMBTU in 1997 and 1998, respectively. At June 30, 1997 the Company had oil swaps for an aggregate of 2,534 barrels per day of oil during the remainder of 1997 at fixed prices ranging from $18.65 to $23.67 (NYMEX basis) and an aggregate of 547 barrels per day during 1998 at fixed prices of $20.00 and $20.52 (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.21 and $20.29 per barrel in 1997 and 1998, respectively.

    Subsequent to June 30, 1997 the Company entered into three natural gas swaps. One hedges 10,000 MMBTU of natural gas per day from March 1998 through October 1998 at a fixed price of $2.15 per MMBTU (NYMEX basis). Another hedges 7,500 MMBTU of natural gas per day for September 1997 and October 1997 at a fixed price of $2.465 per MMBTU (NYMEX basis). Another hedges 7,500 MMBTU of natural gas per day for September 1997 and October 1997 at a fixed price of $2.50 per MMBTU (NYMEX basis).

    GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first six months of 1997 to approximately 2.5 BCF from approximately 2.6 BCF at December 31, 1996. At June 30, 1997 the undiscounted value of this imbalance is approximately $5,065,000, of which $500,000 is recorded as a short-term liability and the remaining $4,565,000 is included in other long-term liabilities. In the absence of a gas balancing agreement, the Company is unable to determine when its partners will make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on May 14, 1997, the shareholders of the Company (a) elected three (3) Class III directors; (b) approved the Company's Stock Incentive Plan; and (c) ratified the appointment of KPMG Peat Marwick as independent auditors for the Company in 1997.

     With respect to the election of the Class III directors, votes for and withheld with respect to each director are as follows:

          Jordan L. Haines
               For                         27,318,311 votes
               Withheld                     1,541,138 votes

          J. J. Simmons, III
               For                         28,696,695 votes
               Withheld                       162,754 votes

          Michael B. Yanney
               For                         28,724,022 votes
               Withheld                       135,427 votes

     In all such cases, there were no broker non-votes.

      The terms of the following directors continued after the meeting:  Philip
F. Anschutz, Robert S. Boswell, William L. Britton, Cortlandt S. Dietler, William L. Dorn, James H. Lee, Craig D. Slater and Drake S. Tempest.

     20,822,470 votes were cast in favor of approval of the Stock Incentive Plan. 3,991,881 votes were cast against the amendment and 47,734 votes abstained. There were no broker non-votes.

     With respect to the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for 1997, 28,823,480 votes were cast in favor of such ratification, 14,249 votes were cast against such ratification, 21,720 votes abstained from voting and there were no broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

               *Exhibit 11     Forest Oil Corporation and Subsidiaries -
                               Calculation of Earnings per
                               Share of Common Stock.

               *Exhibit 27     Financial Data Schedule.

*    Filed with this report.


(b)  Reports on Form 8-K
     The following report on Form 8-K was filed by Forest during the second quarter of 1997:

     Date of Report      Item Reported       Financial Statements Filed
     --------------      -------------       --------------------------

     May 9, 1997         Item 5, 7 and 9     None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FOREST OIL CORPORATION
                                             (Registrant)



Date: August 14, 1997                          /s/ Daniel L. McNamara
                                       ---------------------------------------
                                                   Daniel L. McNamara
                                           Corporate Counsel and Secretary
                                         (Signed on behalf of the registrant)



                                               /s/ David H. Keyte
                                       ---------------------------------------
                                                   David H. Keyte
                                             Vice President and Chief
                                                  Financial Officer
                                             (Principal Financial Officer)