Form 10-Q
period 1997-09-30
FOREST OIL CORP
filed 1997-11-13
CIK 38079

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     Yes   X   No
          ---      ---
                                               Number of Shares
                                                 Outstanding
Title of Class of Common Stock                 October 31, 1997
------------------------------                 ----------------
Common Stock, Par Value $.10 Per Share            36,316,341

===============================================================================

                        PART I.  FINANCIAL INFORMATION

                            FOREST OIL CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                         September 30,      December 31,
                                            1997               1996
                                         -------------      ------------
                                                 (In Thousands)

ASSETS
Current assets:
  Cash and cash equivalents                $  24,893             8,626
  Accounts receivable                         51,558            55,462
  Other current assets                         4,453             4,996
                                           ---------         ---------

      Total current assets                    80,904            69,084

Net property and equipment, at cost          509,250           458,242

Goodwill and other intangible assets, net     27,688            29,439

Other assets                                  11,293             6,693
                                           ---------         ---------

                                           $ 629,135           563,458
                                           ---------         ---------
                                           ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $     623             2,091
  Accounts payable                            51,602            69,493
  Accrued interest                               536             4,584
  Other current liabilities                    1,873             5,565
                                           ---------         ---------
      Total current liabilities               54,634            81,733

Long-term debt                               244,865           168,859
Other liabilities                             17,331            19,844
Deferred revenue                                                 7,591
Deferred income taxes                         35,731            33,716


Minority interest                             13,310             9,272


Shareholders' equity:
  Preferred stock                                  -            15,827
  Common stock                                 3,631             3,053
  Capital surplus                            486,666           438,556
  Accumulated deficit                       (224,636)         (214,190)
  Foreign currency translation                (2,397)             (803)
                                           ---------         ---------
      Total shareholders' equity             263,264           242,443
                                           ---------         ---------
                                           $ 629,135           563,458
                                           ---------         ---------
                                           ---------         ---------

 See accompanying notes to condensed consolidated financial statements.

                                   FOREST OIL CORPORATION
                  Condensed Consolidated Statements of Production and Operations
                                         (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                  ----------------------------  ----------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      1997            1996           1997          1996
                                                  ------------   ------------   -------------  -------------
                                                    (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Natural gas (mmcf)                                  13,116         11,221         36,149         30,665
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------
  Oil, condensate and natural gas
    liquids (thousands of barrels)                       882            700          2,373          1,933
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------
STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing                        $ 42,261         52,025        140,470        135,614

    Oil and gas sales:
      Gas                                             25,496         19,262         71,196         54,729
      Oil, condensate and natural gas liquids         14,220         12,278         41,029         33,333
                                                    --------        -------       --------       --------
        Total oil and gas sales                       39,716         31,540        112,225         88,062

  Miscellaneous, net                                     232            404          1,882            707
                                                    --------        -------       --------       --------
        Total revenue                                 82,209         83,969        254,577        224,383

  Expenses:
    Marketing and processing                          40,362         49,950        134,268        129,115
    Oil and gas production                             8,912          7,368         27,583         23,224
    General and administrative                         3,901          3,189         12,448          9,526
    Interest                                           5,619          5,822         15,652         18,042
    Depreciation and depletion                        22,064         16,873         58,820         43,862
    Minority interest in earnings (loss) of
     subsidiary                                           48            (57)           209           (228)
                                                    --------        -------       --------       --------
        Total expenses                                80,906         83,145        248,980        223,541
                                                    --------        -------       --------       --------
  Earnings before income taxes and
    extraordinary item                                 1,303            824          5,597            842

  Income tax expense (benefit):
    Current                                               86           (350)         1,359          2,217
    Deferred                                             634            295          2,329          1,033
                                                    --------        -------       --------       --------
                                                         720            (55)         3,688          3,250
                                                    --------        -------       --------       --------
  Earnings (loss) before extraordinary item              583            879          1,909         (2,408)

  Extraordinary item - loss on extinguishment
   of debt                                           (12,359)             -        (12,359)             -
                                                    --------        -------       --------       --------
  Net earnings (loss)                               $(11,776)           879        (10,450)        (2,408)
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------
  Weighted average number of common and
   common equivalent shares outstanding               33,970         26,100         32,776         23,698
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------
  Earnings (loss) attributable to common stock      $(11,776)           340        (10,639)        (4,027)
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------
  Primary and fully diluted earnings (loss) per
    common and common equivalent share:
    Earnings (loss) attributable to common
      stock before extraordinary item               $    .02            .01            .05           (.17)

  Extraordinary item - loss on extinguishment
    of debt                                             (.37)             -           (.37)             -
                                                    --------        -------       --------       --------
  Earnings (loss) attributable to common stock      $   (.35)           .01           (.32)          (.17)
                                                    --------        -------       --------       --------
                                                    --------        -------       --------       --------

          See accompanying notes to condensed consolidated financial statements.

                                 FOREST OIL CORPORATION
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                             Nine Months Ended
                                                        -----------------------------
                                                        September 30,   September 30,
                                                            1997            1996
                                                        -------------   -------------
                                                               (In Thousands)
Cash flows from operating activities:
 Net earnings (loss) before extraordinary item           $   1,909          (2,408)
 Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
  Depreciation and depletion                                58,820          43,862
  Amortization of deferred debt costs                          503             722
  Deferred income tax expense                                2,329           1,033
  Minority interest in earnings (loss) of subsidiary           209            (228)
  Other, net                                                   403           3,245
  (Increase) decrease in accounts receivable                 5,751          (8,395)
  Increase in other current assets                          (1,728)           (133)
  Increase (decrease) in accounts payable                  (11,778)          7,876
  Decrease in accrued interest and other
   current liabilities                                     (13,019)         (1,169)
  Settlement of volumetric production payment obligation    (6,832)           -
  Amortization of deferred revenue                          (1,524)         (6,568)
                                                         ---------        --------
    Net cash provided by operating activities               35,043          37,837

Cash flows from investing activities:
 Acquisition of subsidiaries                                  -           (136,191)
 Capital expenditures for property and equipment          (114,834)        (63,673)
 Proceeds from sales of assets                               7,485          15,072
 Decrease (increase) in other assets, net                   (4,145)             68
                                                         ---------        --------
    Net cash used by investing activities                 (111,494)       (184,724)

Cash flows from financing activities:
 Proceeds from bank borrowings                             259,084         150,453
 Repayments of bank borrowings                            (217,715)       (155,418)
 Repayments of production payment obligation                (1,991)         (2,435)
 Repayments of nonrecourse secured loan                       -               (486)
 Issuance of 8-3/4 senior subordinated notes, net
  of issuance costs                                        121,854            -
 Redemption of 11-1/4% senior subordinated notes           (99,195)           -
 Proceeds from common stock offering, net of
  offering costs                                              -            136,591
 Proceeds of warrant exercise                               30,100          26,187
 Proceeds from the exercise of options                       2,187            -
 Treasury shares sold by subsidiary                          2,817            -
 Costs of preferred stock conversion                          (800)           -
 Payment of preferred stock dividends                         (540)           (539)
 Decrease in other liabilities, net                         (3,414)         (3,075)
                                                         ---------        --------
    Net cash provided by financing activities               92,387         151,278

Effect of exchange rate changes on cash                        331              (2)
                                                         ---------        --------

Net increase in cash and cash equivalents                   16,267           4,389

Cash and cash equivalents at beginning of period             8,626           3,287
                                                         ---------        --------
Cash and cash equivalents at end of period               $  24,893           7,676
                                                         ---------        --------
                                                         ---------        --------
Cash paid during the period for:
 Interest                                                $  19,022          13,670
 Income taxes                                            $   4,282           2,511

     See accompanying notes to condensed consolidated financial statements.

                           FOREST OIL CORPORATION
            Notes to Condensed Consolidated Financial Statements
                Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

(2)  Subsidiaries

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

     On January 21, 1997 Forest converted its preferred shares of Saxon into 27,192,983 nonvoting common shares. Through September 30, 1997 Forest acquired 7,557,283 voting common shares and 392,867 nonvoting common shares of Saxon in exchange for 196,856 common shares of Forest pursuant to an equity participation agreement. These transactions increased Forest's economic interest in Saxon to 64%.

     The board of directors of Saxon has created a special committee of directors which has engaged a third party to assess the asset base of Saxon and to determine strategic alternatives to maximize shareholder value. The Company anticipates that this assessment may result in a transaction in which Forest would sell its entire interest in Saxon. No assurance can be given as to whether any such transaction will occur or as to the terms thereof.

     The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at December 31, 1996 and September 30, 1997. The consolidated statements of operations include the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996. The following pro forma consolidated statement of operations information for the nine months ended September 30, 1996 assumes that the Common Stock offering and the acquisition of Canadian Forest occurred as of January 1, 1996.

                                                      Pro Forma Nine Months
                                                     Ended September 30, 1996
                                                     ------------------------
                                                       (In Thousands, Except
                                                         Per Share Amounts)

          Revenue:
            Marketing and processing                           $148,955
            Oil and gas sales                                    91,772
            Miscellaneous, net                                      707
                                                               --------

              Total revenue                                    $241,434
                                                               --------
                                                               --------

          Net loss                                             $ (2,026)
                                                               --------
                                                               --------

          Primary and fully diluted loss per common share      $   (.15)
                                                               --------
                                                               --------

     Summarized consolidated financial information for Canadian Forest Oil as of September 30, 1997 and for the nine months ended September 30, 1997 is as follows:

                                                                       1997
                                                                  --------------
                                                                  (In Thousands)

          Summarized Consolidated Balance Sheet Information:
          ASSETS
            Current assets                                            $ 38,174
            Net property and equipment                                 118,982
            Goodwill and other intangible assets, net                   27,688
            Other assets                                                 3,132
                                                                      --------
                                                                      $187,976
                                                                      --------
                                                                      --------

          LIABILITIES AND SHAREHOLDERS' EQUITY
            Current liabilities                                       $ 22,931
            Intercompany payable                                            70
            8-3/4% senior subordinated notes                           124,681
            Other liabilities                                              356
            Deferred income taxes                                       37,435
            Shareholders' equity                                         2,503
                                                                      --------
                                                                      $187,976
                                                                      --------
                                                                      --------

          Summarized Consolidated Statements of Operations:
            Revenue                                                   $169,412
                                                                      --------
                                                                      --------
            Earnings before income taxes                              $  5,792
                                                                      --------
                                                                      --------
            Net earnings                                              $  1,791
                                                                      --------
                                                                      --------

(3)  Capital Stock

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

     On August 28, 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of a warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The original exercise price was $10.50 per share. The reduction in the exercise price offered to Anschutz reflects an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999. Proceeds from the exercise were used to reduce borrowings under the Company's bank credit facilities.

(4)  Net Property and Equipment

     The components of net property and equipment are as follows:


                                              September 30,   December 31,
                                                  1997            1996
                                              -------------   ------------
                                                     (In Thousands)

         Oil and gas properties                $1,563,808       1,457,212
         Buildings, transportation and
           other equipment                         10,458          10,993
                                               ----------       ---------
                                                1,574,266       1,468,205

         Less accumulated depreciation,
           depletion and valuation allowance    1,065,016       1,009,963
                                               ----------       ---------
                                               $  509,250         458,242
                                               ----------       ---------
                                               ----------       ---------

(5)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                         September 30,    December 31,
                                             1997             1996
                                         -------------    ------------
                                                (In Thousands)

          Goodwill                          $16,601          16,728
          Gas marketing contracts            14,482          14,594
                                            -------          ------
                                             31,083          31,322
          Less accumulated amortization       3,395           1,883
                                            -------          ------
                                            $27,688          29,439
                                            -------          ------
                                            -------          ------

     Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

(6)  Long-term Debt

     The components of long-term debt are as follows:

                                               September 30,   December 31,
                                                   1997           1996
                                               -------------   ------------
                                                      (In Thousands)

        U.S. Credit Facility                     $ 78,000         26,400
        Canadian Credit Facility                     -            32,500
        Saxon Credit Facility                      22,487           -
        Production payment obligation              10,605         12,596
        8-3/4% Subordinated debentures            124,681           -
        11-1/4% Subordinated debentures             9,715         99,421
                                                 ---------       -------
                                                  245,488        170,917
        Less current portion                          623          2,058
                                                 ---------       -------
           Long-term debt                         $244,865       168,859
                                                 ---------       -------
                                                 ---------       -------

     On September 29, 1997, pursuant to a tender offer, $90,233,000 of the Company's outstanding $100,000,000 aggregate principal amount of 11-1/4% Senior Subordinated Notes due 2003 was tendered by the holders of the Notes. The purchase price for each $1,000 principal amount of Notes validly tendered and accepted was $1,096.96. As a result of the tender offer in the third quarter of 1997, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the Notes, net of related unamortized debt issuance costs.

     On September 29, 1997 the Company's wholly-owned subsidiary, Canadian Forest, completed an offering of $125,000,000 of its 8-3/4% Senior Subordinated Notes due 2007, which were sold at 99.745% and are guaranteed by the Company on a senior subordinated basis. A portion of the proceeds was used to fund the tender offer described above, a portion was used to repay the outstanding balance under the Canadian Credit facility and the remainder will be used for working capital and to fund capital expenditures.

(7)  Deferred Revenue

     From 1991 to 1994, the Company sold volumetric production payments to Enron to fund capital expenditures and property acquisitions. On June 30, 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. The purchase price of approximately $6,832,000 plus expenses was funded by advances under the Company's bank credit facility. Reserves of approximately 3.5 BCFE, which were dedicated to repayment of this volumetric production payment, reverted to the Company's interest.

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

     Fully diluted earnings (loss) per share assumes, in addition to the above,
     (i) that convertible preferred stock was converted at the beginning of each period until its redemption, and (ii) any additional dilutive effect of stock options and warrants. The assumed exercises and conversions did not have a material effect or were antidilutive for the three and nine months ended September 30, 1997 and 1996.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1997

     The net loss for the third quarter of 1997 was $11,776,000 or $.35 per common share compared to net earnings of $879,000 or $.01 per common share in the third quarter of 1996. The net loss for the 1997 period includes an extraordinary loss on the extinguishment of debt of $12,359,000, or $.37 per common share related to the tender offer for the Company's 11-1/4% Senior Subordinated Notes. Earnings attributable to common stock before extraordinary item for the third quarter of 1997 were $583,000 or $.02 per common share compared to $340,000 or $.01 per common share in the third quarter of 1996. The improved earnings from continuing operations for the third quarter of 1997 were attributable primarily to increased production and higher natural gas prices.

     The Company's marketing and processing revenue decreased by 19% to $42,261,000 in the third quarter of 1997 from $52,025,000 in the third quarter of 1996 and the related marketing and processing expense decreased by 19% to $40,362,000 in the 1997 quarter from $49,950,000 in the previous year. The gross margin reported for marketing and processing activities decreased to $1,899,000 in the third quarter of 1997 from $2,075,000 in the third quarter of 1996, due primarily to a reduction in third party contract processing volumes.

     The Company's oil and gas sales revenue increased by 26% to $39,716,000 in the third quarter of 1997 from $31,540,000 in the third quarter of 1996. Production volumes for natural gas in the third quarter of 1997 increased 17% from the comparable 1996 period due primarily to 1997 discoveries in the Gulf of Mexico being brought onto production. The average sales price received for natural gas in the third quarter of 1997 increased 13% compared to the average sales price received in the corresponding 1996 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 26% higher in the third quarter of 1997 than in the third quarter of 1996 due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received by the Company for its liquids production during the third quarter of 1997 decreased 7% compared to the average sales price received during the comparable 1996 period.

     Oil and gas production expense of $8,912,000 in the third quarter of 1997 increased 21% from $7,368,000 in the comparable period of 1996 due primarily to expenses relating to new production from Gulf of Mexico properties and temporary transportation expenses associated with the Bigoray field. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense was $.48 per MCFE in the third quarter of both 1997 and 1996.

     The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                              Three Months Ended September 30, 1997
                                           ---------------------------------------------
                                             Gulf            Total               Total
                                            Coast   Western   U.S.    Canada    Company
                                           -------  -------  ------   ------    -------
NATURAL GAS

  Total production (MMCF)                    8,638     689    9,327    3,789    13,116
  Sales price received (per MCF)           $  2.34    2.07     2.32     1.22      1.99
  Effects of energy swaps (per MCF) (1)       (.09)      -     (.08)     .01      (.05)
                                           -------   -----    -----    -----     -----
Average sales price (per MCF)              $  2.25    2.07     2.24     1.23      1.94

LIQUIDS

OIL AND CONDENSATE:
  Total production (MBBLS)                     298      30      328      383       711
  Sales price received (per BBL)           $ 18.22   19.03    18.29    21.18     19.85
  Effects of energy swaps (per BBL) (1)        .13       -      .12      .18       .15
                                           -------   -----    -----    -----     -----
  Average sales price (per BBL)            $ 18.35   19.03    18.41    21.36     20.00

NATURAL GAS LIQUIDS:

  Total production (MBBLS)                      38       3       41      130       171
  Average sales price (per BBL)            $  9.24    7.67     9.12    10.35     10.05

  Total liquids production (MBBLS)             336      33      369      513       882
  Average sales price (per BBL)            $ 16.27   17.30    16.37    15.95     16.12

Total production (MMCFE)                    10,654     887   11,541    6,867    18,408

Average sales price (per MCFE)             $  2.34    2.25     2.33     1.87      2.16

Operating expense (per MCFE)                   .40     .98      .44      .55       .48
                                           -------   -----    -----    -----     -----

Netback (per MCFE)                         $  1.94    1.27     1.89     1.32      1.68
                                           -------   -----    -----    -----     -----
                                           -------   -----    -----    -----     -----

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 4,400 MMCF in the three months ended September 30, 1997. Hedged oil and condensate volumes were 236,000 barrels in the three months ended September 30, 1997. Aggregate net losses under energy swap agreements were $612,000 for the period.

                                              Three Months Ended September 30, 1996
                                           ---------------------------------------------
                                             Gulf            Total               Total
                                            Coast   Western   U.S.    Canada    Company
                                           -------  -------  ------   ------    -------
NATURAL GAS

  Total production (MMCF)                    6,477     890    7,367    3,854     11,221
  Sales price received (per MCF)           $  2.13    1.95     2.11     1.21       1.80
  Effects of energy swaps (per MCF) (1)       (.10)      -     (.09)    (.07)      (.08)
                                           -------   -----    -----    -----     ------
  Average sales price (per MCF)            $  2.03    1.95     2.02     1.14       1.72

LIQUIDS

OIL AND CONDENSATE:

  Total production (MBBLS)                     202      47      249      319        568
  Sales price received (per BBL)           $ 19.59   20.13    19.70    20.37      20.07
  Effects of energy swaps (per BBL) (1)       (.66)      -     (.54)   (1.06)      (.83)
                                           -------   -----    -----    -----     ------
  Average sales price (per BBL)            $ 18.93   20.13    19.16    19.31      19.24

NATURAL GAS LIQUIDS:

  Total production (MBBLS)                      29       3       32      100        132
  Average sales price (per BBL)            $  9.52    6.67     9.25     9.65       9.55

  Total liquids production (MBBLS)             231      50      281      419        700
  Average sales price (per BBL)            $ 17.75   19.32    18.03    17.01      17.42

Total production (MMCFE)                     7,863   1,190    9,053    6,368     15,421

Average sales price (per MCFE)             $  2.19    2.27     2.20     1.81       2.04

Operating expense (per MCFE)                   .47     .71      .51      .44        .48
                                           -------   -----    -----    -----     ------

Netback (per MCFE)                         $  1.72    1.56     1.69     1.37       1.56
                                           -------   -----    -----    -----     ------
                                           -------   -----    -----    -----     ------


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 3,589 MMCF in the three months ended September 30, 1996. Hedged oil and condensate volumes were 122,000 barrels in the three months ended September 30, 1996. Aggregate net losses under energy swap agreements were $1,301,000 for the period.

     General and administrative expense was $3,901,000 in the third quarter of 1997 compared to $3,189,000 in the comparable period of 1996. Total overhead costs (capitalized and expensed general and administrative costs) were $5,702,000 in the third quarter of 1997 compared to $5,317,000 in the comparable period of 1996. The increase in total overhead costs is attributable primarily to a larger number of technical and operating employees who were hired to support the Company's expanded capital budget for exploration and development. Direct exploration and development expenditures in the third quarter of 1997 were approximately $28,000,000 compared to approximately $17,000,000 in the third quarter of 1996.

     Interest expense decreased 3% to $5,619,000 in the third quarter of 1997 compared to $5,822,000 in the corresponding 1996 period, due primarily to the extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996, offset in part by increased interest charges on higher average outstanding balances under bank credit facilities throughout most of the 1997 period.

     Depreciation and depletion expense increased 31% to $22,064,000 in the third quarter of 1997 from $16,873,000 in the third quarter of 1996 due to higher production and higher per-unit expense. On a per-unit basis, depletion expense was approximately $1.16 per MCFE in the third quarter of 1997 compared to $1.03 per MCFE in the corresponding 1996 period. The increase in per-unit depletion expense results primarily from higher development costs in the U.S. due to increased costs for services.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     The net loss for the first nine months of 1997 was $10,450,000 or $.32 per common share compared to a net loss of $2,408,000 or $.17 per common share in the first nine months of 1997. The net loss for the 1997 period includes an extraordinary loss on the extinguishment of debt of $12,359,000, or $.37 per common share related to the tender offer for the Company's 11-1/4% Senior Subordinated Notes. Earnings attributable to common stock before extraordinary item for the first nine months of 1997 were $1,909,000 or $.05 per common share compared to a loss attributable to common stock of $4,027,000 or $.17 per share for the first nine months of 1996. The improved earnings from continuing operations for the first nine months of 1997 were attributable primarily to increased production and higher natural gas prices.

     The Company's marketing and processing revenue increased 4% to $140,470,000 in the first nine months of 1997 from $135,614,000 in the eight months of operations of ProMark subsequent to its purchase on January 31, 1996. The related marketing and processing expense increased by 4% to $134,268,000 in the 1997 period from $129,115,000 in the previous year. The gross margin reported for marketing and processing activities of $6,202,000 in the first nine months of 1997 was slightly lower than the gross margin of $6,499,000 in the first nine months of 1996 because the 1996 period included a non-recurring income item of approximately $350,000 and also had higher third party contract processing volumes.

     The Company's oil and gas sales revenue increased by 27% to $112,225,000 in the first nine months of 1997 compared to $88,062,000 in the first nine months of 1996. The 1996 period includes eight months of operations of Canadian Forest subsequent to its purchase on January 31, 1996. The increase in 1997 is also attributable to increased production volumes and prices. Production volumes for natural gas in the first nine months of 1997 increased 18% from the comparable 1996 period due primarily to new production from Gulf of Mexico properties and to nine months of activity for Canadian Forest in 1997 compared to only eight months in 1996. The average sales price received for natural gas in the first nine months of 1997 increased 11% compared to the average sales price received in the corresponding 1996 period. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 23% higher in the first nine months of 1997 than in the first nine months of 1996, due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received by the Company for its liquids production during the first nine months of 1997 was slightly higher than the average sales price received during the comparable 1996 period.

     Oil and gas production expense of $27,583,000 in the first nine months of 1997 increased 19% from $23,224,000 in the comparable period of 1996 due primarily to the inclusion of nine months of costs for Canadian Forest in 1997 versus only eight months in 1996, expenses relating to new production from Gulf of Mexico properties and temporary transportation expenses associated with the Bigoray field. On an MCFE basis, production expense was $.55 per MCFE in the first nine months of both 1997 and 1996.

     The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                      Nine Months Ended September 30, 1997
                                  --------------------------------------------
                                    Gulf              Total             Total
                                   Coast    Western    U.S.   Canada   Company
                                   -----    -------   -----   ------   -------

NATURAL GAS

  Total production (MMCF) (1)      23,394     2,023   25,417   10,732   36,149

  Sales price received (per MCF)  $  2.37      2.15     2.35     1.43     2.08

  Effects of energy swaps
    (per MCF)(2)                     (.16)        -     (.15)    (.01)    (.11)
                                  -------   -------  -------  -------  -------
  Average sales price (per MCF)   $  2.21      2.15     2.20     1.42     1.97

LIQUIDS

OIL AND CONDENSATE:

  Total production (MBBLS)            742        84      826    1,131    1,957

  Sales price received (per BBL)  $ 19.43     20.58    19.54    22.41    21.20

  Effects of energy swaps
    (per BBL) (2)                    (.36)        -     (.32)    (.17)    (.23)
                                  -------   -------  -------  -------  -------
  Average sales price (per BBL)   $ 19.07     20.58    19.22    22.24    20.97

NATURAL GAS LIQUIDS:

  Total production (MBBLS)             87         7       94      322      416

  Average sales price (per BBL)   $  8.87     11.29     9.05    12.80    11.95

Total liquids production
  (MBBLS)                             829        91      920    1,453    2,373

Average sales price (per BBL)     $ 17.07     19.00    17.26    17.31    17.29


Total production (MMCFE)           28,368     2,569   30,937   19,450   50,387

Average sales price (per MCFE)    $  2.32      2.37     2.32     2.08     2.23

Operating expense (per MCFE)          .46      1.01      .51      .61      .55
                                  -------   -------  -------  -------  -------

Netback (per MCFE)                $  1.86      1.36     1.81     1.47     1.68
                                  -------   -------  -------  -------  -------
                                  -------   -------  -------  -------  -------


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF and natural gas delivered pursuant to volumetric production payment agreements represented approximately 4% of total natural gas production. On June
     30, 1997 the Company repurchased its last remaining volumetric production payment.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 10,319 MMCF and hedged oil and condensate volumes were 673,000 barrels. Aggregate net losses under energy swap agreements were $4,353,000 for the period.

                                      Nine Months Ended September 30, 1996
                                  --------------------------------------------
                                    Gulf              Total             Total
                                   Coast    Western    U.S.   Canada   Company
                                   -----    -------   -----   ------   -------

NATURAL GAS

  Total production (MMCF)          17,360     3,099   20,459   10,206   30,665

  Sales price received (per MCF)  $  2.25      1.99     2.22     1.34     1.92

  Effects of energy swaps
    (per MCF) (1)                    (.22)        -     (.19)    (.04)    (.14)
                                  -------    ------   ------   ------   ------
  Average sales price (per MCF)   $  2.03      1.99     2.03     1.30     1.78

LIQUIDS

OIL AND CONDENSATE:

  Total production (MBBLS)            566       118      684      940    1,624

  Sales price received (per BBL)  $ 18.56     19.64    18.75    20.01    19.49

  Effects of energy swaps
    (per BBL) (1)                   (1.47)        -    (1.22)   (1.40)   (1.33)
                                  -------    ------   ------   ------   ------
   Average sales price (per BBL)  $ 17.09     19.64    17.53    18.61    18.16

NATURAL GAS LIQUIDS:

  Total production (MBBLS)             72         6       78      231      309
  Average sales price (per BBL)   $  9.32      8.50     9.26    12.80    11.90

  Total liquids production
    (MBBLS)                           638       124      762    1,171    1,933

  Average sales price (per BBL)   $ 16.21     19.10    16.68    17.46    17.16

Total production (MMCFE)           21,188     3,843   25,031   17,232   42,263

Average sales price (per MCFE)    $  2.15      2.22     2.16     1.96     2.08

Operating expense (per MCFE)          .57       .68      .58      .50      .55
                                  -------    ------   ------   ------   ------

Netback (per MCFE)                $  1.58      1.54     1.58     1.46     1.53
                                  -------    ------   ------   ------   ------
                                  -------    ------   ------   ------   ------

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 2,657 MMCF and natural gas delivered pursuant to volumetric production payment agreements represented approximately 9% of total natural gas production. On June 30, 1997 the Company repurchased its last remaining volumetric production payment.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 9,114 MMCF and hedged oil and condensate volumes were 719,000 barrels. Aggregate net losses under energy swap agreements were $6,389,000 for the period.

     General and administrative expense was $12,448,000 in the first nine months of 1997 compared to $9,526,000 in the comparable period of 1996. Total overhead costs (capitalized and expensed general and administrative costs) were $18,314,000 in the first nine months of 1997 compared to $15,488,000 in the comparable period of 1996. The increase is primarily attributable to the inclusion of nine months of costs for Canadian Forest and ProMark in 1997 versus only eight months in 1996, as well as to a larger number of technical and operating employees who were hired to support the Company's expanded capital budget for exploration and development. Direct exploration and development expenditures in the first nine months of 1997 were approximately $101,000,000 compared to approximately $37,000,000 in the first nine months of 1996.

     The following table summarizes the total overhead costs incurred during the periods:

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                          1997        1996      1997       1996
                                         ------       -----   ------     ------
                                                    (In Thousands)

     Overhead costs capitalized          $1,801       2,128    5,866      5,962
     General and administrative costs
      expensed (1)                        3,901       3,189   12,448      9,526
                                         ------       -----   ------     ------
          Total overhead costs           $5,702       5,317   18,314     15,488
                                         ------       -----   ------     ------
                                         ------       -----   ------     ------

(1) Includes $690,000 and $857,000 related to marketing and processing operations for the three month periods ended September 30, 1997 and 1996 and $2,152,000 and $2,318,000 for the nine month periods ended September 30, 1997 and 1996.


     Interest expense decreased 13% to $15,652,000 in the first nine months of 1997 compared to $18,042,000 in the corresponding 1996 period, due primarily to the extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996, offset in part by increased interest charges on higher average outstanding balances under bank credit facilities.

     Depreciation and depletion expense increased 34% to $58,820,000 in the first nine months of 1997 from $43,862,000 in the first nine months of 1996 due to higher production and higher per-unit expense. On a per-unit basis, depletion expense was approximately $1.12 per MCFE in the first nine months of 1997 compared to $.98 per MCFE in the corresponding 1996 period. The increase in per-unit depletion results primarily from higher development costs in the U.S. due to increased costs for services. At September 30, 1997 the Company had undeveloped properties with a cost basis of approximately $66,567,000 which were excluded from depletion, compared to approximately $50,953,000 at September 30, 1996. The increase is attributable primarily to costs of acquiring undeveloped acreage.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first nine months of 1997 or 1996. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities.

     In 1996 and 1997, the Company completed several transactions that improved its financial position considerably, including a debt refinancing completed September 29, 1997.

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

     On February 7, 1997 the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. In response to its call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock on or before the February 21, 1996 deadline. The remaining 93,728 preferred shares were redeemed by the Company at the redemption price of $10.06 per share (at a total cost of $942,904) on February 28, 1997. Lehman Brothers Inc. purchased 65,616 shares of Common Stock issued pursuant to the Shelf Registration Statement to fund the cash requirement of the redemption in accordance with the terms of its standby purchase agreement with Forest. This conversion and redemption eliminated all outstanding preferred stock from the Company's capital structure and eliminates approximately $2,200,000 of annual preferred dividend payments.

     On August 28, 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of a warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The original exercise price was $10.50 per share. The reduction in the exercise price offered to Anschutz reflected an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999. Proceeds from the exercise were used to reduce borrowings under the Company's bank credit facilities.

     On September 29, 1997, pursuant to a tender offer, $90,233,000 of the Company's outstanding $100,000,000 aggregate principal amount of 11-1/4% Senior Subordinated Notes due 2003 was tendered by the holders of the Notes. The purchase price for each $1,000 principal amount of Notes validly tendered and accepted was $1,096.96. As a result of the tender offer in the third quarter of 1997, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the Notes, net of related unamortized debt issuance costs.

     On September 29, 1997 the Company's wholly-owned subsidiary, Canadian Forest, completed an offering of $125,000,000 of its 8-3/4% Senior Subordinated Notes due 2007, which were sold at 99.745% and guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund the tender offer described above, a portion was used to repay the outstanding balance under the Canadian Credit facility and the remainder will be used for working capital and to fund capital expenditures. The effects of the tender and new offering will result in an estimated $5,000,000 to $6,000,000 of interest and tax savings.

     Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production. In addition, at October 31, 1997 the Company has three offshore Gulf of Mexico properties whose combined production represents approximately 30% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

     BANK CREDIT FACILITIES. The Company has a credit agreement with a syndicate of banks led by The Chase Manhattan Bank (the U.S. Credit Facility). The U.S. Credit Facility is secured by a lien on, and a security interest in, a majority of the Company's U.S. proved oil and gas properties and related assets, pledges of accounts receivable, and a pledge of 66% of the capital stock of Canadian Forest. Funds under the U.S. Credit Facility can be used for general corporate purposes. Under the terms of the U.S. Credit Facility, the Company is subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

     A Canadian finance subsidiary of Forest has a credit agreement (the Canadian Credit Facility) together with the U.S. Credit Facility (the Bank Credit Facilities) with a syndicate of Canadian banks led by The Chase Manhattan Bank of Canada for the benefit of Canadian Forest and ProMark. The Canadian Credit Facility is indirectly secured by substantially all the assets of Canadian Forest. Funds drawn under the Canadian Credit Facility can be used for general corporate purposes. Under the terms of the Canadian Credit Facility, the three Canadian subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

     On August 29, 1997, the Company amended both its U.S. Credit Facility and its Canadian Credit Facility. The primary purpose of the amendments was to create one Global Borrowing Base for both facilities. The initial Global Borrowing Base is $130,000,000, representing an increase of approximately $20,000,000 from the combined borrowing bases under the previous facilities. Under the Bank Credit Facilities as amended, the Company will be able to allocate the Global Borrowing Base between the United States and Canada, subject to the limitation that borrowings in either the United States or Canada cannot exceed $100,000,000. In addition to increasing the Company's global borrowing capability, the amendments provide for a much less restricted ability to move funds between the United States and Canada, extend the maturity date for both facilities to August 2001 and require the Company to guarantee the Canadian Credit Facility. Other major provisions of the credit facilities remain largely unchanged.

     At October 31, 1997, the outstanding borrowings under the U.S. Credit Facility were $77,100,000 and there were no outstanding borrowings under the Canadian Credit Facility. The Company has used the U.S. Credit Facility for a $1,500,000 Letter of Credit. The Company has also used the Canadian Credit Facility for a Letter of Credit in the amount of $3,274,000.

     In addition to the credit facilities described above, Saxon has a credit facility (the Saxon Credit Facility) with a borrowing base of $39,800,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At October 31, 1997 the outstanding balance under this facility was $30,021,000 CDN.

     WORKING CAPITAL. The Company had a working capital surplus of approximately $26,270,000 at September 30, 1997 compared to a deficit of approximately $12,649,000 at December 31, 1996. The surplus at September 30, 1997 is due primarily to unapplied proceeds from the 8-3/4% Senior Subordinated Note offering completed on September 29, 1997. These funds are being held for general corporate purposes.

     The Company generally reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from the Company's operations or, if necessary, by drawdowns on the Company's long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

     CASH FLOW. Historically, one of the Company's primary sources of short-term capital has been net cash provided by operating activities. The following summary table reflects comparative cash flow data for the Company for the periods ended September 30, 1997 and 1996.

                                                      Nine Months Ended
                                                -----------------------------
                                                September 30,   September 30,
                                                     1997          1996
                                                  ---------      --------
                                                      (In Thousands)

     Net cash provided by operating activities    $  35,043        37,837
     Net cash used by investing activities         (111,494)     (184,724)
     Net cash provided by financing activities       92,387       151,278

     Net cash provided by operating activities decreased to $35,043,000 in 1997 compared to $37,837,000 in 1996, due primarily to increased production as well as higher natural gas and liquids prices being more than offset by the settlement of volumetric production payment obligations. The Company used $111,494,000 for investing activities in 1997 compared to $184,724,000 in 1996. The 1996 outlays included $136,191,000 for the acquisition of Canadian Forest, whereas the 1997 outlays consisted primarily of exploration and development costs. Cash provided by financing activities was $92,387,000 in 1997 compared to $151,278,000 in 1996. The 1997 period included cash inflows of $121,854,000 from the issuance of the 8-3/4 Senior Subordinated Notes, $30,100,000 proceeds from a warrant exercise and net bank borrowings of $41,369,000, offset by a use of cash of $99,195,000 for the redemption of a portion of the Company's 11-1/4% Senior Subordinated Notes. The 1996 period included $136,591,000 of net proceeds from a common stock offering.

     CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                      Three Months Ended            Nine Months Ended
                                ----------------------------  ----------------------------
                                September 30,  September 30,  September 30,  September 30,
                                     1997           1996           1997          1996
                                -------------  -------------  -------------  -------------
                                                      (In Thousands)
     Property acquisition costs:
       Proved properties          $   2,211        17,236           5,259       139,228
       Undeveloped properties            85             -           3,172        17,808
                                  ---------       -------         -------       -------
                                      2,296        17,236           8,431       157,036

     Exploration costs:
       Direct costs                  12,785         5,761          51,613        15,401
       Overhead capitalized             757           932           2,533         2,128
                                  ---------       -------         -------       -------
                                     13,542         6,693          54,146        17,529

     Development costs:
       Direct costs                  15,270        10,842          48,889        21,383
       Overhead capitalized           1,044         1,196           3,333         3,834
                                  ---------       -------         -------       -------
                                     16,314        12,038          52,222        25,217
                                  ---------       -------         -------       -------
                                  $  32,152        35,967         114,799       199,782
                                  ---------       -------         -------       -------
                                  ---------       -------         -------       -------

     Acquisition of proved properties in the nine months ended September 30, 1996 consists primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Canadian Forest. Direct exploration costs of $51,613,000 incurred in the nine months ended September 30, 1997 includes approximately $15,000,000 of land and seismic costs, primarily for acquisition of leases in the Gulf of Mexico, as well as approximately $37,000,000 expended for drilling and completion on exploratory wells in the first nine months of 1997, of which a significant portion (approximately 57%) relates to work at the Company's Eugene Island 53 field.

     Direct development spending of $48,889,000 in the first nine months of 1997 includes approximately $21,000,000 for wells and plant facilities at the Bigoray field operated by Saxon Petroleum, approximately $5,000,000 in the Western region of U.S. operations and approximately $17,000,000 in the Gulf of Mexico.

     The Company's expected 1997 expenditures for exploration and development are approximately $140,000,000. The Company expects to be able to meet its 1997 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow or accesses additional sources of capital.

     In addition, while the Company intends to continue a strategy of acquiring reserves that meet its investment criteria, no assurance can be given that the Company can locate or finance any property acquisitions.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At September 30, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 3.5 BCF of natural gas through the remainder of 1997 at an average price of $1.70 CDN per MCF and approximately 13.6 BCF of natural gas in 1998 at an average price of approximately $1.83 CDN per MCF. Canadian Forest is obligated to deliver approximately 29% of the volumes of natural gas subject to these contracts.

     HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At September 30, 1997 the Company had natural gas swaps and collars for an aggregate of approximately 33 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1997 at fixed prices ranging from $1.16 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.54 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 26 BBTU per day of natural gas during 1998 at fixed prices ranging from $1.16 (AECO "C" basis) to $2.62 (NYMEX basis) per MMBTU. The weighted average hedged price for natural gas under such agreements is $2.25 and $2.18 per MMBTU in 1997 and 1998, respectively. At September 30, 1997 the Company had oil swaps for an aggregate of 2,527 barrels per day of oil during the remainder of 1997 at fixed prices ranging from $18.65 to $21.05 (NYMEX basis) and an aggregate of 545 barrels per day during 1998 at fixed prices of $20.00 and $20.52 (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.16 and $20.29 per barrel in 1997 and 1998, respectively.

     Subsequent to September 30, 1997 the Company entered into one natural gas swap that hedges 10,000 MMBTU of natural gas per day from November 1997 through February 1998 at a fixed price of $3.02 per MMBTU (NYMEX basis) and one oil swap that hedges approximately 250 barrels per day of oil from January 1998 through December 1998 at a fixed price of $21.00 per barrel (NYMEX basis).

     GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased in the first nine months of 1997 to approximately 2.2 BCF from approximately 2.6 BCF at December 31, 1996. At September 30, 1997 the undiscounted value of this imbalance is approximately $4,673,000, of which $600,000 is recorded as a short-term liability and the remaining $4,073,000 is included in other long-term liabilities. In the absence of a gas balancing agreement, the Company is unable to determine when its partners will make up their share of production. If and when the Company's partners do make up their share of production, the Company's deliverable natural gas volumes could decrease, adversely affecting cash flow.

                          PART II.  OTHER INFORMATION


ITEM 2c. RECENT SALE OF UNREGISTERED SECURITIES


     On August 28, 1997 the Company issued 3,500,000 shares of Common Stock to Anschutz pursuant to the exercise of warrants at a price of $8.60 per share. This transaction was exempt from registration under the Securities Act of 1933 (the 33 Act) pursuant to Section 4(2) of the 33 Act.

     On September 29, 1997 the Company's wholly-owned subsidiary, Canadian Forest Oil Ltd., issued in a private placement $125,000,000 aggregate principal amount of 8-3/4% Senior Subordinated Notes due 2007 at a price of 99.745%. The payment of these notes is unconditionally guaranteed on a senior subordinated basis by the Company.

     The initial purchasers were Salomon Brothers Inc., Lehman Brothers Inc., Chase Securities Inc. and Morgan Stanley & Co. Inc. The aggregate price to investors was $124,681,250 and the aggregate discounts to the initial purchasers was $3,125,000. This issuance was exempt from registration under the 33 Act pursuant to Rule 144A of the 33 Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit 4.1 Indenture dated as of September 29, 1997 among Canadian Forest Oil Ltd., as Issuer, Forest Oil Corporation, as Guarantor, and State Street Bank and Trust, as Trustee, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.2 Registration Agreement dated September 23, 1997 by and among Canadian Forest Oil Ltd., Forest Oil Corporation and Salomon Brothers Inc., Lehman Brothers Inc., Chase Securities Inc., and Morgan Stanley & Co. Incorporated, incorporated herein by reference to Exhibit 4.2 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.3 Second Amended and Restated Credit Agreement dated as of January 31, 1997 between Forest Oil Corporation and Subsidiary Guarantors and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.4 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

       Exhibit 4.4.1 Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of April 1, 1997, incorporated herein by reference to Exhibit 4.4.1 to Forest Oil Corporation's Registration
                        Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.4.2 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of August 19, 1997, incorporated herein by reference to Exhibit 4.4.2 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.4.3 Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of September 26, 1997, incorporated herein by reference to Exhibit 4.4.3 to Forest Oil Corporation's Registration
                        Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.12 Amendment No. 4 dated as of August 19, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.12 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.13 Amendment No. 3 dated as of August 19, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan
                        Bank, as agent, incorporated herein by reference to Exhibit 4.13 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

       Exhibit 4.16 Second Amended and Restated Security Agreement dated as of January 31, 1997 between Forest Oil
                        Corporation, the Subsidiary Guarantors named therein and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.16 to Forest Oil Corporation's Registration
                        Statement on Form S-4 dated October 31, 1997
                        (File No. 333-39255).

      *Exhibit 11       Forest Oil Corporation and Subsidiaries - Calculation of
                        Earnings per Share of Common Stock.

      *Exhibit 27       Financial Data Schedule.

* Filed with this report.


(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed by Forest during the third quarter of 1997.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FOREST OIL CORPORATION
                                                   (Registrant)



Date:  November 13, 1997                   /s/ Daniel L. McNamara
                                  --------------------------------------------
                                               Daniel L. McNamara
                                        Corporate Counsel and Secretary
                                     (Signed on behalf of the registrant)




                                             /s/ David H. Keyte
                                  --------------------------------------------
                                                 David H. Keyte
                                            Vice President and Chief
                                                Financial Officer
                                          (Principal Financial Officer)