Form 10-K
period 1997-12-31
FOREST OIL CORP
filed 1998-03-31
CIK 38079

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

For the fiscal year ended December 31, 1997
                                         or

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

                              [x] Yes          [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $360,638,000 as of February 27, 1998 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

     There were 37,320,228 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 27, 1998.

     Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held in May 1998, which is incorporated into Part III of this Form 10- K.
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                                       PART I

Item 1.   Business                                                         1

Item 2.   Properties                                                      17

Item 3.   Legal Proceedings                                               23

Item 4.   Submission of Matters to a Vote of Security Holders             24

Item 4A.  Executive Officers of Forest                                    24

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                        26

Item 6.   Selected Financial and Operating Data                           28

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  30

Item 8.   Financial Statements and Supplementary Data                     43

Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   43

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant              87

Item 11.  Executive Compensation                                          87

Item 12.  Security Ownership of Certain Beneficial Owners and Management  87

Item 13.  Certain Relationships and Related Transactions                  87

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 87

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

Forest's principal reserves and producing properties are located in the onshore and offshore Gulf of Mexico region, West Texas, Wyoming and Alberta, Canada. Approximately 56% of the Company's oil and gas reserves are in the United States and 44% are in Canada. Approximately 61% of total 1997 production was in the United States and approximately 39% was in Canada. The Company currently operates 39 offshore platforms in the Gulf of Mexico, and 1997 production from this area accounted for approximately 47% of the Company's reported production on an MCFE basis. (An MCF is one thousand cubic feet of natural gas. MMCF is used to designate one million cubic feet of natural gas and BCF refers to one billion cubic feet of natural gas. MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of liquids to 6 MCF of natural gas. BCFE means billions of cubic feet of natural gas equivalents. With respect to liquids, the term BBL means one barrel of liquids whereas MBBLS is used to designate one thousand barrels of liquids. The term liquids is used to describe oil, condensate and natural gas liquids.)

The Company operates from production offices located in Lafayette, Louisiana; Denver, Colorado; and Calgary, Alberta. Forest's corporate headquarters are located in Denver, Colorado. On December 31, 1997 Forest had 267 employees, of whom 202 were salaried and 65 were hourly. Of the salaried employees, 17 are dedicated to the Company's marketing and processing business. For financial information relating to the Company's industry segments, see Note 16 of Notes to Consolidated Financial Statements.

OPERATING STRATEGY

The Company's strategy is to focus on exploration, exploitation, development and acquisition of oil and gas producing properties located in selected areas in North America where the Company has expertise and experience. The Company will pursue this strategy through the following initiatives:

EXPAND EXPLORATION. The Company is expanding exploration as a source of future growth, particularly opportunities that benefit from the selective use of advanced technologies such as new 3-D seismic processing techniques and production and completion methods. The Company is also seeking to apply proven technologies to deeper water prospects in the Gulf of Mexico and to prospects in the Northwest Territories in Canada. Since improving its capitalization, the Company has accelerated the exploration and development of its inventory of prospects and generally retained a larger working interest in such prospects. In addition, the Company has continued to acquire additional prospects identified by the Company's exploration teams. The Company seeks to maintain a balanced exploration portfolio that includes higher risk exploration prospects that have the potential for larger reserves, as well as lower risk projects. The Company participates in exploration activities through selective drilling for its own account, as well as through farmout arrangements in certain circumstances. In 1997, Forest dedicated $65,438,000 or 42% of its capital expenditures budget to exploration activities. In 1997, a total of 12 exploratory wells were drilled in the United States and Canada, resulting in eight producing wells and four dry holes. Also in 1997, under farmout agreements, six exploratory wells were drilled, resulting in three producing wells and three dry holes. In 1998, Forest has dedicated approximately $57,700,000 or 43% of its capital expenditures budget to exploration activities.

INCREASE EXPLOITATION AND DEVELOPMENT OF EXISTING PROPERTIES. The Company continually evaluates new imaging, drilling and completion technologies and their potential application to the Company's existing properties in order to identify additional exploitation and development opportunities. The Company increased exploitation and development expenditures and activities on its existing properties in 1997 as compared to prior years. The Company also pursues workovers, recompletions, secondary recovery operations and other production enhancement techniques on its properties to increase production.

CONTINUE TO PURSUE ACQUISITIONS. The Company continues to pursue acquisitions of producing properties that meet selection criteria that include (i) strategic location in a core area of operations or establishment of a new core area through the acquisition of a significant property base,
(ii) potential for increasing reserves and production through lower risk exploitation and development, (iii) exploration potential, (iv) attractive potential return on investment, and (v) opportunities for improved operating efficiencies. In Canada, Forest has an additional criterion that natural gas properties include sufficient plant processing capacity and adequate access to markets.

On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana (the Louisiana properties) for total consideration of approximately $231,000,000 (the Louisiana Acquisition). The consideration consisted of approximately $217,000,000 in cash, funded primarily from the Company's bank credit facility and from the issuance by Canadian Forest Oil Ltd. (Canadian Forest) of $75,000,000 principal amount of 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes), and 1,000,000 shares of the Company's common stock. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 186 BCFE at an average property acquisition cost of $1.24 per MCFE.

The Company has an agreement in principle with Anschutz whereby the Company will issue to Anschutz 5,950,000 shares of the Company's common stock in exchange for certain oil and gas assets (the Anschutz Transaction). The consummation of the Anschutz Transaction is subject to the completion of a definitive agreement and the approval of the transaction by the Company's shareholders, other than Anschutz, at the Company's annual shareholders' meeting in May, 1998. The oil and gas assets include Anschutz's interest in the Anschutz Ranch East Field, certain Canadian properties and other international projects. There are approximately 80 BCFE of estimated proved reserves associated with the Anschutz Transaction.

During 1997, the Company's acquisitions totaled 10.4 BCFE of estimated proved reserves at an average property acquisition cost of $.81 per MCFE.

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

The Company had estimated proved reserves of 711 BCFE at December 31, 1997 on a pro forma basis giving effect to the Louisiana Acquisition, of which approximately 69% were natural gas reserves. This represents an increase of 48% compared to estimated proved reserves of 481 BCFE at December 31, 1996 of which approximately 70% was natural gas. The Anschutz Transaction, if consummated, will increase the Company's estimated pro forma proved reserves to 791 BCFE, and will decrease the percentage which are natural gas reserves to approximately 67%.

MAINTAIN FINANCIAL FLEXIBILITY. The Company is committed to maintaining financial flexibility, which management believes is important for the successful execution of its operating strategy. The Company substantially reduced its debt as a percent of book capitalization from 98% as of December 31, 1994 to 48% as of December 31, 1997. From 1995 through December 1997, the Company added a total of approximately $300,000,000 of common equity. As a result of the Louisiana Acquisition, the Company's debt as a percentage of book capitalization increased to approximately 62% on a pro forma basis as of December 31, 1997. Successful completion of the proposed Anschutz Transaction would decrease this percentage to approximately 53%. Management seeks to continue to reduce the Company's level of debt as a percentage of its capitalization.

SALES AND MARKETS

Forest's U.S. production is generally sold at the wellhead to oil and natural gas purchasing companies in the areas where it is produced. Crude oil and condensate are typically sold under short-term contracts at prices which are based upon posted field prices. Natural gas in the U.S. is generally sold month to month on the spot market. For the month of March 1998, nearly all (99.7%) of the Company's U.S. natural gas was sold at the wellhead at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or earlier. The Company believes that the loss of one or more of its current natural gas spot purchasers should not have a material adverse effect on the Company's business in the United States because any individual spot purchaser could be readily replaced by another spot purchaser who would pay approximately the same sales price.

In Canada, crude oil and condensate are typically sold under short-term contracts at prices which are based upon posted field prices. Canadian Forest's natural gas production is sold primarily through the ProMark Netback Pool which is operated by the Company's subsidiary ProMark. The Netback Pool matches major end users with providers of gas supply through arranged transportation channels and uses a netback pricing mechanism to establish the wellhead price paid to producers. Under this netback arrangement, producers receive the blended market price less related transportation and other direct costs. ProMark charges a marketing fee for marketing and administering the gas supply pool. Canadian Forest sold approximately 85% of its natural gas production through the ProMark Netback Pool in 1997.

The ProMark Netback Pool gas sales in 1997 averaged 128 MMCF per day, of which Canadian Forest supplied approximately 35 MMCF per day or 27%. Approximately 17% of the volumes sold in the ProMark Netback Pool in 1997 were sold at fixed prices under one year or longer contracts. The remainder of the volumes sold in the ProMark Netback Pool are priced in a variety of ways, including prices based on indices. The loss of one or more of such long-term buyers could have a material adverse effect on ProMark and Canadian Forest.

In addition to operating the ProMark Netback Pool, ProMark provides two other marketing services for producers and purchasers of natural gas. ProMark manages long-term gas supply contracts for its industrial customers by providing full-service purchasing, accounting and gas nomination services for these customers on a fee-for-services basis. ProMark also buys and sells gas in its trading operation for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold. ProMark follows procedures to offset its gas purchase or sales commitments with other gas purchase or sales contracts, thereby limiting its exposure to price risk. The Company is, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit or parent guarantees are obtained to minimize credit risks.

For information concerning sales to major customers, see Note 13 of Notes to Consolidated Financial Statements.

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

The proposed Anschutz Transaction contemplates the acquisition by Forest of oil and gas interests in various foreign countries. The international interests include thirteen international concessions, rights or agreements held by or under negotiation with Anschutz. The interests that the Company would acquire are located in Albania, Austria, Germany, Italy, Romania, Sicily, South Africa, Spain, Switzerland, Thailand and Tunisia. Forest intends to further develop prospects and may elect to promote them out, thereby reducing its working interest while maintaining exposure to the most attractive opportunities. The international interests comprise approximately 1% of the Company's total assets on a pro forma basis at December 31, 1997.

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

REGULATION

UNITED STATES. Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases. All of the jurisdictions in which the Company owns producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas the Company can produce from its wells, and to limit the number of wells or the location at which the Company can drill.

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

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally supported the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible, other appeals remain pending and the FERC continues to review and modify its open access regulations, it is difficult to predict the ultimate impact of the orders on the Company and its production efforts.

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity.
In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. In November 1997, the FERC issued a proposed rulemaking to further standardize pipeline transportation tariffs that, if implemented as proposed, could adversely affect the reliability of scheduled interruptible transportation service. In December 1997, the FERC requested comments on the financial outlook of the natural gas pipeline industry, including among other matters, whether the FERC's current rate making policies are suitable in the current industry environment. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines are able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts.

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

Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what, if any, effect the new rule will have on its operations.

Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by Congress, states, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries. No material portion of Forest's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

OIL SPILL FINANCIAL RESPONSIBILITY REQUIREMENTS - UNITED STATES. As originally enacted, the Oil Pollution Act of 1990 (OPA) would have required the Company to establish $150 million in financial responsibility to cover oil spill related liabilities. Under recent amendments to the OPA, the responsible person for an offshore facility located seaward of state waters, including OCS facilities, will be required to provide evidence of financial responsibility in the amount of $35 million. Although the financial responsibility requirement for offshore facilities located landward of the seaward boundary of state waters (including certain facilities in coastal inland waters) is a lesser amount ($10 million), the Company currently has a number of offshore facilities located beyond state waters and, thus, is subject to the $35 million financial responsibility requirement. The amount of financial responsibility may be increased, to a maximum of $150 million, if the MMS determines that a greater amount is justified based on specific risks posed by the operations. The Company expects that financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self insurer or a combination thereof. The Company cannot predict the final form of any financial responsibility rule that may be adopted by the MMS under OPA, but in any event, the impact of the rule is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production. The Company currently satisfies similar requirements for its OCS leases under OCSLA.

CANADA. The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect the operations of the Company in a manner materially different than they would affect other oil and gas companies of similar size.

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on oil quality, prices of competing fuels, distance to market and the value of refined products. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board (NEB). Any oil export to be made pursuant to a contract of longer duration (up to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Canadian federal government.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Producers and exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the Government of Canada. As is the case with oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an export license from the NEB with Canadian federal government approval.

The provincial governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

On January 1, 1994 the North American Free Trade Agreement (NAFTA) among the governments of Canada, the United States and Mexico became effective. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36-month period),
(ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements. NAFTA contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

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

In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The ARTC program is based on a price sensitive formula, and the ARTC rate varies between 75%, at prices for oil below $100 CDN per cubic meter, and 25%, at prices above $210 CDN per cubic meter. The ARTC rate is applied to a maximum of $2,000,000 CDN of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. Canadian Forest is eligible for ARTC credits only on eligible properties acquired and wells drilled after the change of control. On December 22, 1997 the Government of Alberta gave notice that they intended to review the ARTC program. Any changes to the program will not take effect prior to 2001.

Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by the Company to the provincial governments. The ARTC program provides a rebate on Crown royalties paid in respect of eligible producing properties in Alberta.

ENVIRONMENTAL MATTERS. Extensive federal, state, provincial and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply.
Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of Forest and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For instance, a few courts have ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called Superfund) and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations. Alternately, pending amendments to Superfund presently under consideration by the U.S. Congress could relax many of the burdensome cleanup and liability standards established under the Statute.

The U.S. Oil Pollution Act (OPA) and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters.
A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. OPA also requires operators of offshore facilities to demonstrate to the Minerals Management Service (MMS) that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

The U.S. Water Pollution Control Act (commonly called the Clean Water Act) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in navigable waters. Many state discharge regulations and the federal National Pollutant Discharge Elimination System generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these recently enacted zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and operations.

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

In Alberta, environmental compliance has been governed by THE ALBERTA ENVIRONMENTAL PROTECTION AND ENHANCEMENT ACT ("AEPEA") since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, AEPEA also imposes certain new environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations.

British Columbia's ENVIRONMENTAL ASSESSMENT ACT became effective June 30, 1995. This legislation rolls the previous processes for the review of major energy projects into a single environmental assessment process which contemplates public participation in the environmental review.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements set forth under "Item 1. - Business" and "Item 2. -Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical facts included in this Form 10-K, regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the number of anticipated wells to be drilled, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING FACTORS RELATING TO THE COMPANY SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE COMPANY.

VOLATILITY OF OIL AND NATURAL GAS PRICES. The Company's revenues, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. There can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices will adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically.

The Company is impacted more by natural gas prices than by oil prices, because the majority of its production and reserves are natural gas. At December 31, 1997, 72% of the Company's estimated proved reserves consisted of natural gas on an MCFE basis and, during 1997, 72% of the Company's total production consisted of natural gas. The average spot price received by the Company for natural gas produced in the Gulf Coast decreased from $3.89 per MCF at December 31, 1996 to approximately $2.61 per MCF at December 31, 1997 and is expected to average approximately $2.26 per MCF for the month of March 1998. During the same periods, the West Texas Intermediate price for crude oil decreased from $23.75 per barrel to $14.75 per barrel and was $12.25 per barrel at March 1, 1998.

In order to attempt to minimize the product price volatility to which the Company is subject, the Company, from time to time, enters into energy swap agreements and other financial arrangements with third parties to attempt to reduce the Company's short-term exposure to fluctuations in future oil and natural gas prices. There can be no assurance, however, that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of oil or natural gas would have a material adverse effect on the Company's financial condition, liquidity and results of operation. For further information concerning market conditions, long-term contracts, production payments and energy swap agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 6, 11 and 12 of Notes to Consolidated Financial Statements.

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES. This Form 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom that rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the Commission) as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated. Any significant variance in these assumptions could materially affect the estimated quantities and present value of reserves set forth in this Form 10-K. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

Approximately 22% of the Company's total estimated proved reserves at December 31, 1997 were undeveloped, and thus are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although costs and reserves estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 17 of Notes to Consolidated Financial Statements.

The present value of future net revenues referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. The recent significant declines in oil and gas prices would have the effect of reducing the Company's present value of future net revenues. See "Volatility of Oil and Natural Gas Prices." Actual future net cash flows will also be affected by increases or decreases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

EFFECTS OF LEVERAGE. As of December 31, 1997, the Company's long-term debt was $254,760,000 including $85,550,000 outstanding under its bank credit facility (the Global Credit Facility). In connection with the consummation of the Louisiana Acquisition, the Company increased its aggregate borrowing capacity under the Global Credit Facility from $130,000,000 to $260,000,000. As of February 28, 1998, the Company had outstanding aggregate borrowings of $224,900,000 under the Global Credit Facility. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 5 of Notes to Consolidated Financial Statements.

The Company's level of indebtedness will have several important effects on its operations, including (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Global Credit Facility and 8 3/4% Notes Indenture limit its ability to borrow additional funds or to dispose of such assets and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions, (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired, and (iv) the terms of certain of the Company's indebtedness permit its creditors to accelerate payments upon certain events of default or a change of control of the Company. Moreover, future acquisition or development activities may require the Company to alter its capitalization significantly. These changes in capitalization may significantly alter the leverage of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors or that the Company will be able to meet its debt service obligations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Furthermore, to the extent that the Company is unable to repay its indebtedness at maturity out of cash on hand, it could attempt to refinance such indebtedness, or repay such indebtedness with the proceeds of an equity offering, at or prior to their maturity. There can be no assurance that the Company will be able to generate sufficient cash flow to service its interest payment obligations under its indebtedness or that future borrowings or equity financing will be available for the payment or refinancing of the Company's indebtedness. To the extent that the Company is not successful in negotiating renewals of its borrowings or in arranging new financing, it may have to sell significant assets which would have a material adverse effect on the Company's business and results of operations. Among the factors that will affect the Company's ability to effect an offering of its capital stock or refinance its indebtedness are financial market conditions and the value and performance of the Company at the time of such offering or refinancing. There can be no assurance that any such offering or refinancing can be successfully completed. Any failure by the Company to satisfy its obligations with respect to any of its indebtedness at maturity or prior thereto would constitute a default under agreements governing other indebtedness, if any, of the Company. Such defaults could result in a default on the 8 3/4% Notes and could delay or preclude payment of interest or principal thereon. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

CEILING LIMITATION WRITEDOWNS. The Company reports its operations using the full cost method of accounting for oil and gas properties. The Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flow from operating activities. However, such writedowns impact the amount of the Company's shareholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or volatile. In addition, writedowns may occur if the Company has substantial downward revisions in its estimated proved reserves or if purchasers abrogate long-term contracts for its natural gas production. The recent significant declines in oil and gas prices increase the risk that the Company may be required to record a ceiling limitation writedown. See "Volatility of Oil and Natural Gas Prices." No assurance can be given that the Company will not experience ceiling limitation writedowns in the future. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AVAILABILITY OF FINANCING. The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities when market conditions permit, and through the use of credit facilities and cash provided by operating activities. The Company continues to examine alternative sources of long-term capital, including bank borrowings or the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of nonrecourse production-based financing or net profits interests, sales of non-strategic properties, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, including general economic and financial market conditions, oil and natural gas prices and the value and performance of the Company, some of which are beyond the control of the Company.

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

INDUSTRY RISKS. Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond the Company's control. These risks include the risk that no commercially productive oil or natural gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs, work boats and other equipment may limit the Company's ability to develop, produce and market its reserves. The Company has encountered particular difficulties in securing drilling equipment in certain of its core areas in the past 12 months. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, a substantial portion of the Company's oil and gas operations are located in the Gulf of Mexico, an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance at premium levels that justify its purchase.

CONCENTRATION OF ASSETS. At March 1, 1998, the Company had four offshore Gulf of Mexico wells, the combined production from which represented approximately 17% of the Company's daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

GAS MARKETING - TRADING AND CREDIT RISK. The Company's operations include gas marketing through its subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of Canadian Forest's gas production, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. The profitability of such natural gas marketing operations depends in large part on the ability of the Company to assess and respond to changing market conditions, including credit risk. Profitability of such natural gas marketing operations also depends in large part on the ability of the Company to maximize the volume of third party natural gas which the Company purchases and resells and on the ability of the Company to obtain a satisfactory margin between the purchase price and the sales price for such volumes. The inability of the Company to respond appropriately to changing conditions in the gas marketing business could materially adversely affect the Company's results of operations. In addition, a significant portion of the volumes sold by ProMark are sold at fixed prices under long-term contracts. The loss of one or more such long term buyers could have a material adverse effect on the Company. ProMark buys and sells gas in its trading operations for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold. ProMark endeavors to offset its gas purchase or sales commitments with other gas purchase or sales contracts, thereby limiting its exposure to price risk. The Company is, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations.

INTERNATIONAL OPERATIONS. A substantial portion of the Company's operations is located in Canada. The expenses of such operations are payable in Canadian dollars and most of the revenue derived from natural gas and oil sales is based upon U.S. dollar price indices. As a result, the Company's Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollar. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Notes issued by Canadian Forest because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decline in the value of the Canadian dollar relative to the U.S. dollar during the fourth quarter of 1997, the Company reported a noncash translation loss of approximately $4,051,000. The Company's Canadian operations may also be adversely affected by Canadian local political and economic developments, royalty and tax increases and other Canadian laws or policies, as well as U.S. policies affecting trade, taxation and investment in Canada. To the extent that the Company pursues opportunities in other countries, similar risks will apply.

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

DRILLING RISKS. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling and completing wells is often unpredictable, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in delivery of equipment. There can be no assurance as to the success of the Company's future drilling activities. The Company's current inventory of 2-D and 3-D seismic surveys will not necessarily increase the likelihood that the Company will drill or complete commercially productive wells or that the volumes of reserves discovered, if any, would necessarily be greater than the Company would have discovered without its current inventory of seismic surveys.

ACQUISITION RISKS. The Company's recent growth has been attributable in part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company is generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of the Company's competitors have financial and other resources which are substantially greater than those available to the Company. Therefore, no assurance can be given that the Company will be able to acquire producing oil and gas properties which contain economically recoverable reserves or that it will make such acquisitions at acceptable prices.

UNCERTAINTIES OF CONSUMMATION OF THE ANSCHUTZ TRANSACTION. The Company has an agreement in principle with Anschutz to acquire certain oil and gas assets from Anschutz. The consummation of the Anschutz Transaction is subject to the completion of a definitive agreement and the approval of the Company's shareholders, other than Anschutz at the Company's annual shareholders' meeting in May, 1998. There can be no assurance that conditions to the Anschutz Transaction will be met or that the transactions will be completed according to the terms currently contemplated, if at all.

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

GOVERNMENT REGULATION. The Company's oil and gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the Oil Pollution Act of 1990 (OPA) requires operators of offshore facilities to establish evidence of financial responsibility to address potential oil spills. OPA, together with other federal and state environmental statutes, also imposes strict liability on owners and operators of certain defined facilities for such spills, subject to certain limitations. A substantial spill from one of the Company's facilities could have a material adverse effect on the Company's results of operations, competitive position or financial condition. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations primarily relating to the protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of operations of the Company. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.
 See Item 1. Regulation.

OWNERSHIP POSITION OF ANSCHUTZ. Based on the number of shares outstanding on February 27, 1998, Anschutz owned approximately 29.8% of the outstanding shares of Forest's common stock. The Company has agreed in principle to issue 5,950,000 shares of common stock to Anschutz in the Anschutz Transaction, which would increase Anschutz's ownership position to approximately 39.5%. Pursuant to a shareholders agreement between Anschutz and the Company (the Anschutz Agreement), Anschutz may designate three of the Company's 11 directors.

Therefore, Anschutz has the ability to exert substantial influence with respect to matters considered by the Company's Board of Directors. The Anschutz Agreement prohibits Anschutz from acquiring in excess of 40% of the outstanding shares of common stock. The Anschutz Agreement terminates on July 27, 2000. Under certain circumstances Anschutz could have a veto power over proposed transactions between the Company and third parties such as a merger, which, under applicable law, requires the approval of the holders of two-thirds of the outstanding shares of common stock. It is unlikely that control of the Company could be transferred to a third party without Anschutz's consent and agreement. It is also unlikely that a third party would offer to pay a premium to acquire the Company without the prior agreement of Anschutz, even if the Board of Directors should choose to attempt to sell the Company in the future.

ITEM 2.  PROPERTIES

Forest's principal reserves and producing properties are oil and gas properties located in the onshore and offshore Gulf of Mexico region, West Texas, Wyoming and Alberta, Canada.

RESERVES

Historical and pro forma information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 17 of Notes to Consolidated Financial Statements.

Since January 1, 1997 Forest has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC), the MMS and the Department of Energy (DOE). The reserve estimate report filed with the MMS related solely to Forest's Gulf of Mexico reserves. There were no differences between the reserve estimates included in the MMS report, the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

PRODUCTION

The following table shows net liquids and natural gas production for Forest and its subsidiaries for the years ended December 31, 1997, 1996 and 1995:

                            Net Natural Gas and Liquids Production (1)(2)
                            ---------------------------------------------
                                    1997        1996         1995
                                   ------      ------       ------
     United States:
     Natural Gas (MMCF)            34,018      28,624       33,342
     Liquids (MBBLS)                1,267       1,104        1,173

     Canada:
     Natural Gas (MMCF)            15,017      13,872            -
     Liquids (MBBLS)                1,940       1,645            -

     TOTAL (MMCFE)                 68,277      58,990       40,380

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

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production for the years ended December 31, 1997, 1996 and 1995 for Forest and its subsidiaries:

                                                  UNITED STATES              CANADA
                                             ------------------------   ---------------
                                              1997     1996     1995     1997     1996
                                             ------   ------   ------   ------   ------
  Average Sales Prices:
    NATURAL GAS
     Total production (MMCF) (1)             34,018   28,624   33,342   15,017   13,872
     Sales price received (per MCF) (2)     $  2.53     2.36     1.65     1.46     1.41
     Effects of energy swaps (per MCF) (3)     (.21)    (.23)     .12        -     (.04)
                                            -------   ------   ------   ------   ------
     Average sales price (per MCF) (2)      $  2.32     2.13     1.77     1.46     1.37

    LIQUIDS:
     Oil and Condensate:
     Total production (MBBLS) (4)             1,137      964    1,121    1,498    1,308
     Sales price received (per BBL)         $ 18.20    20.03    16.36    18.07    20.64
     Effects of energy swaps (per BBL) (3)     (.23)   (1.07)    (.50)    (.08)   (1.82)
                                            -------   ------   ------   ------   ------
     Average sales price (per BBL)          $ 17.97    18.96    15.86    17.99    18.82

    Natural gas liquids:
     Total production (MBBLS)                   130      140       52      442      337
     Average sales price (per BBL)          $ 10.62    10.48    15.81    12.42    11.87

    Total liquids production (MBBLS)          1,267    1,104    1,173    1,940    1,645
    Average sales price (per BBL)           $ 17.21    17.88    15.86    16.72    17.40

    Average production cost (per MCFE) (5)  $   .50      .56      .56      .58      .52

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF, 3,168 MMCF and 9,120 MMCF in 1997 and 1996 and 1995, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 2%, 7% and 27% of total natural gas production in 1997, 1996 and 1995, respectively. On June 30, 1997 the Company repurchased its last remaining volumetric production payment. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 13 of Notes to Consolidated Financial Statements.

(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the sales price received and average sales price for natural gas in 1995 were $1.78 and $1.90 per MCF, respectively. For further information regarding the gas contract settlement, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.

(3) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 13,990 MMCF, 12,741 MMCF and 10,146 MMCF for the years ended December 31, 1997, 1996 and 1995, respectively. Hedged oil and condensate volumes were 949,000 barrels, 895,600 barrels and 498,000 barrels for 1997, 1996 and 1995, respectively. The aggregate gains (losses) under energy swap agreements were $(7,439,000), $(10,422,000) and $3,536,000, respectively, for the years ended December 31, 1997, 1996 and 1995 and were accounted for as increases (reductions) to oil and gas sales.

(4) An immaterial amount of oil production was covered by scheduled deliveries under volumetric production payments in 1996 and 1995.

(5) Production costs were converted to common units of measure using a conversion ratio of one barrel of oil to six MCF of natural gas and one long ton of sulfur to 15 MCF of natural gas. Such production costs exclude all depreciation, depletion and provision for impairment associated with property and equipment.

PRODUCTIVE WELLS

The following summarizes total gross and net productive wells of the Company and its subsidiaries at December 31, 1997:

                                    Productive Wells (1)
                                  ------------------------
                                  United States     Canada
                                  -------------     ------
     Gross (2)
          Gas                           271           373
          Oil                           164           505
                                       ----         -----
               Totals (3)               435           878
                                       ----         -----
     Net (4)
          Gas                          79.1         134.5
          Oil                          99.5         235.1
                                       ----         -----
               Totals                 178.6         369.6
                                       ----         -----
                                       ----         -----

(1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.
(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) Includes 25 dual completions in the United States and 17 dual completions in Canada. Dual completions are counted as one well. If one completion is an oil completion, the well is classified as an oil well.
(4) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED AND UNDEVELOPED ACREAGE


Forest and its subsidiaries held acreage as set forth below at December 31, 1997 and 1996 and on a pro forma basis including acreage from the Louisiana Acquisition at December 31, 1997. A majority of the developed acreage is subject to mortgage liens securing either the bank indebtedness or nonrecourse secured debt of the Company and its subsidiaries. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.

                                         Developed Acreage (1)   Undeveloped Acreage (2)
                                         ---------------------   -----------------------
                                           Gross (3)  Net (4)      Gross (3)  Net (4)
                                           ---------  -------      ---------  -------
     United States:
       Louisiana offshore                   106,846    43,567        84,003    60,425
       Oklahoma                              40,326    13,604        23,926     5,469
       Texas onshore                        103,348    47,423        16,220     7,537
       Texas offshore                        39,622    26,114        48,980    40,327
       Wyoming                                8,161     4,066        53,995    22,782
       Other                                 14,367     3,415        17,605     6,646
                                            -------   -------     ---------   -------
                                            312,670   138,189       244,729   143,186

     Canada
       Alberta                              355,238   140,665       278,516   157,684
       Northwest Territories                      -         -       917,474   188,374
       Other                                 39,802    22,725        58,963    34,539
                                            -------   -------     ---------   -------
                                            395,040   163,390     1,254,953   380,597
                                            -------   -------     ---------   -------
     Total acreage at December 31, 1997     707,710   301,579     1,499,682   523,783
                                            -------   -------     ---------   -------
                                            -------   -------     ---------   -------
     Total acreage at December 31, 1996     797,797   333,136       910,031   252,585
                                            -------   -------     ---------   -------
                                            -------   -------     ---------   -------
     Pro forma acreage at December 31,
      1997 (5)                              721,239   309,724     1,503,064   525,819
                                            -------   -------     ---------   -------
                                            -------   -------     ---------   -------

(1) Developed acres are those acres which are spaced or assigned to productive wells.
(2) Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held by production under the terms of a lease.
(3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.
(5) Includes acreage acquired in the Louisiana Acquisition, all of which is onshore Louisiana.

During 1997, the Company's historical gross and net developed acreage decreased approximately 11% and 9%, respectively, due primarily to property sales and abandonment of wells. Historical gross and net undeveloped acreage increased approximately 13% and 37%, respectively, due primarily to acquisition of new acreage, net of expirations.

Approximately 7% of the Company's total historical net undeveloped acreage at December 31, 1997 is under leases that have terms expiring in 1998, if not held by production, and approximately 17% of net undeveloped acreage will expire in 1999 if not also held by production.

DRILLING ACTIVITY

Forest and its subsidiaries owned interests in gross and net exploratory and development wells for the years ended December 31, 1997, 1996 and 1995 as set forth below. This information does not include wells drilled under farmout agreements nor does it include any wells drilled with respect to properties included in the Louisiana Acquisition.

                                      United States         Canada
                                   -------------------    ------------
                                   1997    1996   1995    1997    1996
                                   ----    ----   ----    ----    ----
   Gross Exploratory Wells:
     Dry (1)                          4       4      3       5       4
     Productive (2)                   8       9      1       7       2
                                    ---     ---     --    ----    ----
                                     12      13      4      12       6
                                    ---     ---     --    ----    ----
                                    ---     ---     --    ----    ----
   Net Exploratory Wells:(3)
     Dry (1)                        1.4     2.0    1.3     3.9     2.9
     Productive (2)                 4.0     3.5     .3     5.3     1.4
                                    ---     ---     --    ----    ----
                                    5.4     5.5    1.6     9.2     4.3
                                    ---     ---     --    ----    ----
                                    ---     ---     --    ----    ----
   Gross Development Wells:
     Dry (1)                          5       3      -      15       4
     Productive (2)                  13      15      6      31      70
                                    ---     ---     --    ----    ----
                                     18      18      6      46      74
                                    ---     ---     --    ----    ----
                                    ---     ---     --    ----    ----
   Net Development Wells:(3)
     Dry (1)                         .7      .5      -    10.6      .9
     Productive (2)                 4.0     1.9     .6    21.5    19.9
                                    ---     ---     --    ----    ----
                                    4.7     2.4     .6    32.1    20.8
                                    ---     ---     --    ----    ----
                                    ---     ---     --    ----    ----

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

In 1997, three exploratory wells were drilled in the United States under farmout agreements. Two were productive and one was a dry hole. In Canada, eight development wells and three exploratory wells were drilled in 1997 under farmout agreements. Six of the development wells were productive and two were dry holes. One of the exploratory wells was productive and two were dry holes.

PRESENT ACTIVITIES

At December 31, 1997 Forest and its subsidiaries had three exploratory and four development wells that were in the process of being drilled. One of the exploratory wells (in Canada) was a dry hole and the other two (both in Canada) are still being drilled. Three of the development wells (two in the U.S. and one in Canada) were determined to be productive in 1998 and the fourth (in the U.S.) is still being drilled. Four additional wells (two exploratory and two development) were being drilled under farmout agreements. One of the exploratory wells (in the U.S.) was determined to be productive in 1998 and the second (in Canada) is still being drilled. One of the development wells (in the U.S.) was determined to be productive in 1998 and the second (in Canada) is still being drilled.

DELIVERY COMMITMENTS

The Company is obligated to deliver approximately 1.1 BCF of natural gas under existing long-term contracts in the U.S.

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 13.6 BCF of natural gas in 1998 at an average price of $1.83 CDN per MCF and approximately 5.4 BCF of natural gas in 1999 at an average price of approximately $2.16 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997, Canadian Forest supplied 27% of the gas for the Netback Pool.

At December 31, 1997 Saxon is obligated to deliver approximately .6 BCF of natural gas in 1998 under an existing long-term contract. Saxon is further obligated to deliver approximately 4.0 MMCF of natural gas per day through the ProMark Netback Pool from January 1, 1998 through December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST


The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                             Years with
   Name (A)             Age    Forest                   Office (B)
   --------             ---    ------                   ----------
William L. Dorn*         49     26     Chairman of the Board and Chairman of the
                                       Executive Committee.  Chief Executive Officer
                                       until December 1995.  President until
                                       November 1993.  Chairman of the Nominating
                                       Committee.  Member of the Board of Directors
                                       since 1982.  Chairman of the Board of
                                       Directors of Saxon Petroleum Inc.

Robert S. Boswell*       48     12     President since November 1993 and  Chief
                                       Executive Officer since December 1995.  Vice
                                       President until November 1993 and Chief
                                       Financial Officer until December 1995.
                                       Member of the Board of Directors since 1986.
                                       Employed by the Company since October 1989.
                                       Member of the Company's Executive Committee.
                                       Director of C.E. Franklin Ltd. and Saxon
                                       Petroleum Inc.

David H. Keyte           41     10     Executive Vice President and Chief Financial
                                       Officer since November 1997.  Vice President
                                       and Chief Financial Officer since December
                                       1995.  Vice President and Chief Accounting
                                       Officer from December 1993 until December
                                       1995.  Prior thereto Corporate Controller.
                                       Chairman of the Company's Employee Benefits
                                       Committee.  Director of Saxon Petroleum Inc.

Forest D. Dorn           43     20     Senior Vice President-Gulf Coast Region since
                                       November 1997.  Vice President-Gulf Coast
                                       Region since August 1996.  Vice President
                                       from February 1991 and General Business
                                       Manager from December 1993 to August 1996.

                             Years with
   Name (A)             Age    Forest                   Office (B)
   --------             ---    ------                   ----------


Neal A. Stanley          50      1     Senior Vice President-Western Region since
                                       November 1997.  Vice President-Western Region
                                       since August 1996.  Prior thereto President
                                       of Teton Oil and Gas Corporation.

V. Bruce Thompson        50      3     Senior Vice President-Marketing and
                                       Administration and General Counsel since
                                       November 1997.  Vice President and General
                                       Counsel since August 1994.  Vice President -
                                       Legal of Mid-America Dairymen, Inc. from
                                       November 1993 to August 1994.  Chief of Staff
                                       for Oklahoma Congressman James M. Inhofe
                                       until November 1993.  Member of Company's
                                       Employee Benefits Committee.

Donald H. Stevens        45      -     Vice President-Capital Markets and Strategic
                                       Initiatives since August 1997.  Prior thereto
                                       Vice President-Corporate Relations and
                                       Capital Markets of Barrett Resources
                                       Corporation.

Daniel G. Blanchard      37      3     Treasurer since November 1997 and Assistant
                                       Treasurer since September 1994.

Daniel L. McNamara       52     26     Secretary and Corporate Counsel.  Member of
                                       the Company's Employee Benefits Committee.

Joan C. Sonnen           44      8     Controller since December 1993.  Prior
                                       thereto Director of Financial Accounting and
                                       Reporting.  Member of Company's Employee
                                       Benefits Committee.

----------------
*Also a Director

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

On February 27, 1998, the Company's 37,320,228 shares of Common Stock were held by 1,632 holders of record.

Forest's Common Stock was listed on the New York Stock Exchange on November 18, 1997; prior thereto, it was traded on the Nasdaq National Market. The high and low intraday sales prices of the Common Stock for each quarterly period of the years presented are listed in the chart below. There were no dividends declared on the Common Stock in 1996, 1997, or in the first quarter of 1998.

                                             High            Low
                                             ----            ---
     1996
     ----
     First Quarter                          $16-1/2        $10-1/2
     Second Quarter                          13-5/8         11-1/4
     Third Quarter                           14-3/4         12-1/2
     Fourth Quarter                          17-7/8         12-3/8

     1997
     ----
     First Quarter                          $19-3/8        $12-7/8
     Second Quarter                          15-3/8         12-1/4
     Third Quarter                           18-1/2         13-1/4
     Fourth Quarter                          19             13-3/16

     1998
     ----
     First Quarter (through March 20)       $16-1/2        $13

$.75 CONVERTIBLE PREFERRED STOCK

On February 7, 1997, the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. The redemption price was $10.00 per share plus accumulated and unpaid dividends to and including the date of redemption (for an aggregate redemption price of $10.06 per share). In lieu of cash redemption, prior to the close of business on February 21, 1997, the holders of the preferred shares had the right to convert each share into 0.7 share of Forest's Common Stock. As of February 21, 1997, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock. The remaining 93,728 shares that were not tendered for conversion were redeemed by the Company at the redemption price of $10.06 per share on February 28, 1997.

DIVIDEND RESTRICTIONS

The only restrictions on Forest's present or future ability to pay dividends are (i) the provisions of the New York Business Corporation Law (NYBCL), (ii) certain restrictive provisions in the Indenture executed in connection with Canadian Forest's 8 3/4% Senior Subordinated Notes due September 15, 2007 which are guaranteed by the Company and (iii) the Company's Third Amended and Restated Credit Agreement dated February 3, 1998 with The Chase

Manhattan Bank (Chase), as agent for a group of banks, under which the Company is restricted in amounts it may pay as dividends (other than dividends payable in Common Stock). Under these dividend restrictions, the Company was not prohibited from paying cash dividends on its Common Stock as of March 1, 1998.

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


The following table sets forth selected data regarding the Company on a historical basis as of and for each of the years in the five-year period ended December 31, 1997. This data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                                     Years Ended December 31,
                                                               ------------------------------------------------------------------
                                                               1997            1996          1995          1994 (1)      1993 (2)
                                                               ----            ----          ----          --------      --------
                                                                 (In Thousands Except Per Share Amounts and Volumes)
FINANCIAL DATA

   Revenue:
       Marketing and processing                              $184,399        187,374              -              -              -
       Oil and gas sales                                      155,242        128,713         82,275        114,541        102,883
                                                             --------        -------       --------        -------        -------
       Total revenue                                         $339,641        316,087         82,275        114,541        102,883
   Earnings (loss) before cumulative effects of changes in
      accounting principles and extraordinary items          $  3,089          1,139        (17,996)       (67,853)        (9,355)

   Net earnings (loss)                                       $ (9,270)         3,305        (17,996)       (81,843)       (21,213)

   Weighted average number of common shares outstanding        33,669         25,062          7,360          5,619          4,399

   Net earnings (loss) attributable to common stock          $(9,459)          1,147        (20,156)       (84,004)       (23,463)

   Basic earnings (loss) per share:
       Earnings (loss) attributable to common stock
           before cumulative effect of changes in
           accounting principles and extraordinary items     $   .09            (.04)         (2.74)        (12.46)         (2.64)
       Cumulative effect of changes in accounting
           principles                                              -               -              -          (2.49)          (.26)
       Extraordinary items                                      (.37)            .09              -              -          (2.44)
                                                             --------        -------       --------        -------        -------
       Net earnings (loss) attributable to common stock      $  (.28)            .05          (2.74)        (14.95)         (5.34)

   Diluted earnings (loss) per share:
       Earnings (loss) attributable to common
           stock before cumulative effect of changes in
           accounting principles and extraordinary items     $   .08            (.04)         (2.74)        (12.46)         (2.64)
       Cumulative effect of changes in accounting principles       -               -              -          (2.49)          (.26)
       Extraordinary items                                      (.35)            .09              -              -          (2.44)
                                                             --------        -------       --------        -------        -------
       Net earnings (loss) attributable to common stock      $  (.27)            .05          (2.74)        (14.95)         (5.34)

   Total assets                                              $647,782        563,458        321,043        324,832        426,755

   Long-term debt                                            $254,760        168,859        193,879        207,054        194,307

   Other long-term liabilities                               $ 51,787         53,560         27,139         28,166         27,053

   Deferred revenue                                          $      -          7,591         15,137         35,908         67,228

   Shareholders' equity                                      $261,827        242,443         44,297          6,086         88,156

                                                                                Years Ended December 31,
                                                     Pro Forma     -----------------------------------------------
                                                      1997 (3)     1997      1996      1995    1994 (1)   1993 (2)
                                                      --------     ----      ----      ----    --------   --------
                                                            (In Thousands Except per Share Amounts and Volumes)
OPERATING DATA

     Annual production (4):
          Gas (MMCF)                                              49,035    42,496    33,342    48,048    41,114
          Liquids (MBBLS)                                          3,207     2,749     1,173     1,543     1,493

     Average price received (4):
          Gas (per MCF) (5)                                     $   2.06      1.89      1.77      1.90      1.88
          Liquids (per Barrel)                                  $  16.92     17.59     15.86     14.83     16.97

     Capital expenditures, net of asset sales                    147,130   234,556    44,913    29,839   168,169

     Proved Reserves (4) (6):
          Gas (MMCF)                                   487,291   378,315   337,250   238,128   246,996   273,382
          Liquids (MBBLS)                               37,250    24,636    24,014    10,541     7,532     8,198

     Standardized measure of discounted
          future net cash flows relating to
          proved oil and gas reserves (6)             $705,137   439,570   559,869   256,917   207,549   262,176

     Total discounted future net cash flows
          relating to proved oil and gas reserves,
          including amounts attributable to
          volumetric production payments (6)          $705,137   439,570   562,995   265,393   230,149   299,053

----------------
(1) Effective January 1, 1994 the Company changed its method of accounting for oil and gas sales from the sales method to the entitlements method. See
     Note 1 of Notes to Consolidated Financial Statements.
(2) Effective January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 and No. 109. These statements required the Company to accrue the expected cost of postretirement benefits and to adopt the liability method of accounting for income taxes, respectively.
(3) The pro forma data as of December 31, 1997 gives effect to the Louisiana Acquisition as if it occurred on that date. See Note 2 of Notes to Consolidated Financial Statements.
(4) Includes amounts attributable to required deliveries under volumetric production payments. See Notes 6 and 17 of Notes to Consolidated Financial Statements.
(5) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the average sales price for 1995 was $1.90 per MCF. For further information regarding the gas contract settlement, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of Notes to Consolidated Financial Statements.
(6) The 1997, 1996 and 1995 amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a majority interest. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

The net loss for 1997 was $9,270,000 compared to net earnings of $3,305,000 in 1996. The net loss for 1997 includes an extraordinary loss on the extinguishment of debt of $12,359,000 related to the tender offer for the Company's 11 1/4% Senior Subordinated Notes and a $4,051,000 noncash loss on currency translation relating to $125,000,000 of the 8 3/4% Notes which were issued by Canadian Forest in September, 1997. Earnings for the 1996 period include an extraordinary gain on extinguishment of debt of $2,166,000.

Earnings from operations in 1997 were $30,655,000 compared to $28,491,000 in 1996. The improved earnings from operations for 1997 were attributable primarily to higher natural gas prices and increased production resulting from the Company's successful drilling programs in 1996 and 1997.

Net earnings for 1996 were $3,305,000 compared to a net loss of $17,996,000 in 1995. The improved earnings from continuing operations in 1996 were attributable primarily to increased natural gas and liquids prices, as well as increased natural gas and liquids production as a result of the acquisitions of Saxon Petroleum Inc. (Saxon) and Canadian Forest, which were completed in December 1995 and January 1996, respectively, and to the contribution made by ProMark, which was also acquired in January 1996.

The Company's marketing and processing revenue decreased by 2% to $184,399,000 in 1997 from $187,374,000 in 1996 and the related marketing and processing expense decreased by 2% to $175,847,000 in 1997 from $178,706,000 in the previous year. The gross margin reported for marketing and processing activities was $8,552,000 in 1997 which is comparable to $8,668,000 in 1996.

The Company's oil and gas sales revenue increased by 21% to $155,242,000 in 1997 from $128,713,000 in 1996. Production volumes for natural gas in 1997 increased 15% from 1996 due primarily to discoveries in the Gulf of Mexico being brought onto production. The average sales price received for natural gas in 1997 increased 9% compared to the average sales price received in 1996. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 17% higher in 1997 than in 1996 due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received by the Company for its liquids production during 1997 decreased 4% compared to the average sales price received during 1996.

Oil and gas sales revenue increased to $128,713,000 in 1996 from $82,275,000 in 1995, or by approximately 56%. Oil and gas sales in 1995 included $4,263,000 of income associated with a gas contract settlement with Columbia Gas Transmission (Columbia). The Company had entered into gas sales contracts with Columbia which were rejected by Columbia in connection with its bankruptcy proceedings. The income related to the settlement with Columbia represented approximately 5% of total oil and gas sales in 1995. Natural gas and liquids volumes increased 27% and 134% in 1996, respectively, primarily as a result of the Canadian acquisitions and new production from the Company's offshore Gulf of Mexico platform at High Island 116, partially offset by anticipated production declines in the United States. The average sales price received for natural gas in 1996 increased 7% compared to 1995, exclusive of the effects of income associated with the gas contract settlement. The average sales price received for liquids production in 1996 increased 11% compared to 1995.

Oil and gas production expense of $36,284,000 in 1997 increased 13% from $32,199,000 in 1996 due primarily to expenses relating to new production from Gulf of Mexico properties, temporary transportation expenses associated with the Bigoray field in Alberta and the inclusion of twelve months of costs for Canadian Forest in 1997 versus only eleven months in 1996. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense was $.53 per MCFE in 1997 compared to $.55 in 1996.

Oil and gas production expense increased 43% to $32,199,000 in 1996 from $22,463,000 in 1995 due primarily to production expense associated with the newly-acquired Canadian properties. On an MCFE basis, production expense was $.55 per MCFE in 1996 compared to $.56 in 1995.

Oil and gas sales to Enron and certain of its affiliates (Enron Affiliates), the Company's largest customer, represented approximately 18% of oil and gas sales in 1997, compared to 25% in 1996 and 38% in 1995. The decreases during these periods are attributable primarily to the decreases in delivery requirements pursuant to volumetric production payments. The Company's spot market sales to Enron Affiliates were approximately 11 BCFE in both 1997 and 1996 and 8 BCFE in 1995.

The production volumes, weighted average sales prices and production expenses for the years ended December 31, 1997, 1996 and 1995 for Forest and its subsidiaries were as follows:

                                                                 Year Ended December 31, 1997
                                                -------------------------------------------------------------------
                                                Gulf                          Total                         Total
                                                Coast          Western         U.S.          Canada         Company
                                                -----          -------         ----          ------         -------
NATURAL GAS
    Total production (MMCF) (1)                 31,383          2,635         34,018         15,017          49,035
    Sales price received (per MCF)            $   2.55           2.32           2.53           1.46            2.20
    Effects of energy swaps (per MCF) (2)         (.22)             -           (.21)             -            (.14)
                                              --------          -----         ------         ------          ------

    Average sales price (per MCF)             $   2.33           2.32           2.32           1.46            2.06

LIQUIDS

Oil and condensate:

    Total production (MBBLS)                     1,027            110          1,137          1,498           2,635
    Sales price received (per BBL)            $  18.04          19.63          18.20          18.07           18.13
    Effects of energy swaps (per BBL) (2)         (.25)             -           (.23)          (.08)           (.15)
                                              --------          -----         ------         ------          ------

    Average sales price (per BBL)             $  17.79          19.63          17.97          17.99          17.98

Natural gas liquids:

    Total production (MBBLS)                       121              9            130            442            572
    Average sales price (per BBL)             $  10.55          11.56          10.62          12.42          12.01

Total liquids production (MBBLS)                 1,148            119          1,267          1,940          3,207

Average sales price (per BBL)                 $  17.03          19.02          17.21          16.72          16.92


Total production (MMCFE)                        38,271          3,349         41,620         26,657         68,277

Average sales price (per MCFE)                $   2.42           2.51           2.42           2.04           2.27
Operating expense (per MCFE)                       .46           1.02            .50            .58            .53
                                              --------          -----         ------         ------          ------

Netback (per MCFE)                            $   1.96           1.49           1.92           1.46           1.74
                                              --------          -----         ------         ------          ------
                                              --------          -----         ------         ------          ------


(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 2% of total natural gas production. On June 30, 1997 the Company repurchased its last remaining volumetric production payment. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 17 of Notes to Consolidated Financial Statements.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 13,990 MMCF and hedged oil and condensate volumes were 949,000 barrels. The aggregate net loss under energy swap agreements was $7,439,000 for the period and was accounted for as a reduction of oil and gas sales.

                                                                         Year Ended December 31, 1996
                                               --------------------------------------------------------------------
                                                 Gulf                          Total                         Total
                                                Coast          Western          U.S.         Canada         Company
                                                -----          -------          ----         ------         -------
NATURAL GAS

    Total production (MMCF) (1)                 24,969          3,655         28,624         13,872         42,496
    Sales price received (per MCF)             $  2.39           2.17           2.36           1.41           2.06
    Effects of energy swaps (per MCF) (2)         (.26)             -           (.23)          (.04)          (.17)
                                               -------          -----         ------         ------         ------
    Average sales price (per MCF)              $  2.13           2.17           2.13           1.37           1.89

LIQUIDS

Oil and condensate:

    Total production (MBBLS) (3)                   831            133            964          1,308          2,272
    Sales price received (per BBL)             $ 19.88          20.92          20.03          20.64          20.38
    Effects of energy swaps (per BBL) (2)        (1.24)             -          (1.07)         (1.82)         (1.50)
                                               -------          -----         ------         ------         ------
    Average sales price (per BBL)              $ 18.64          20.92          18.96          18.82          18.88

Natural gas liquids:

    Total production (MBBLS)                       132              8            140            337            477
    Average sales price (per BBL)              $ 10.29          13.63          10.48          11.87          11.46

Total liquids production (MBBLS)                   963            141          1,104          1,645          2,749

Average sales price (per BBL)                  $ 17.50          20.50          17.88          17.40          17.59

Total production (MMCFE)                        30,747          4,501         35,248         23,742         58,990

Average sales price (per MCFE)                 $  2.27           2.41           2.29           2.00           2.18
Operating expense (per MCFE)                       .53            .75            .56            .52            .55
                                               -------          -----         ------         ------         ------
Netback (per MCFE)                             $  1.74           1.66           1.73           1.48           1.63
                                               -------          -----         ------         ------         ------
                                               -------          -----         ------         ------         ------

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 3,168 MMCF. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 7% of total natural gas production. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 17 of Notes to Consolidated Financial Statements.
(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 12,741 MMCF and hedged oil and condensate volumes were 895,600 barrels. The aggregate net loss under energy swap agreements was $10,422,000 for the period and was accounted for as a reduction of oil and gas sales.
(3) An immaterial amount of oil production was covered by scheduled deliveries under volumetric production payments.

                                                    Year Ended
                                                 December 31, 1995
                                                 -----------------
                                                       U.S.
                                                 -----------------
NATURAL GAS

     Total production (MMCF) (1)                      33,342
     Sales price received (per MCF) (2)              $  1.65
     Effects of energy swaps (per MCF) (3)               .12
                                                     -------
     Average sales price (per MCF) (2)               $  1.77

LIQUIDS


     Oil and condensate:

         Total production (MBBLS) (4)                  1,121
         Sales price received (per BBL)              $ 16.36
         Effects of energy swaps (per BBL) (3)          (.50)
                                                     -------
         Average sales price (per BBL)               $ 15.86

     Natural gas liquids:
         Total production (MBBLS)                         52
         Average sales price (per BBL)               $ 15.81

     Total liquids production (MBBLS)                  1,173
     Average sales price (per BBL)                   $ 15.86

     Total production (MMCFE)                         40,380

     Average sales price (per MCFE)                  $  2.04
     Operating expense (per MCFE)                        .56
                                                     -------
     Netback (per MCFE)                              $  1.48
                                                     -------
                                                     -------

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 9,120 MMCF. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 27% of total natural gas production. For further information concerning volumes and prices recorded under volumetric production payments, see Notes 6 and 17 of Notes to Consolidated Financial Statements.
(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the sales price received and average sales price for natural gas in 1995 were $1.78 and $1.90 per MCF, respectively. For further information regarding the gas contract settlement, see Note 14 of Notes to Consolidated Financial Statements.
(3) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuation. Hedged natural gas volumes were 10,146 MMCF and hedged oil and condensate volumes were 498,000 barrels. The aggregate net gain under energy swap agreements was $3,536,000 for the period and was accounted for as an increase in oil and gas sales.
(4) An immaterial amount of oil production was covered by scheduled deliveries under volumetric production payments.

General and administrative expense increased 24% to $16,864,000 in 1997 compared to $13,623,000 in 1996 due primarily to a larger number of employees who were hired to support the Company's increased operations and its expanded exploration and development programs. General and administrative expense increased 50% to $13,623,000 in 1996 compared to $9,081,000 in 1995 due primarily to the effect of Canadian acquisitions. The capitalization rate was approximately 33% in 1997 compared to 36% in 1996 and 43% in 1995. Changes in the capitalization rate result from changes in the percentage of employees' time spent working directly on exploration and development projects.

Total overhead costs (capitalized and expensed general and administrative costs) were $24,993,000 in 1997, $21,396,000 in 1996 and $15,857,000 in 1995. Total
overhead costs were approximately 17% higher in 1997 compared to 1996 due primarily to the larger number of employees described above. Direct exploration and development expenditures in 1997 were approximately $140,000,000 compared to approximately $77,000,000 in 1996. Total overhead costs were approximately 35% higher in 1996 compared to 1995 due primarily to the addition of the Canadian operations. The following table summarizes the total overhead costs incurred during the periods:

                                                             Years Ended December 31,
                                                      -----------------------------------
                                                      1997            1996           1995
                                                      ----            ----           ----
                                                                 (In Thousands)
     Overhead costs capitalized                      $ 8,129          7,773          6,776
     General and administrative costs expensed (1)    16,864         13,623          9,081
                                                     -------         ------         ------
          Total overhead costs                       $24,993         21,396         15,857
                                                     -------         ------         ------
                                                     -------         ------         ------
     Number of salaried employees at end of year         202            179            115
                                                     -------         ------         ------
                                                     -------         ------         ------

(1) Includes $2,992,000 and $2,555,000 in 1997 and 1996, respectively, related to marketing and processing operations.

Depreciation and depletion expense increased 27% to $79,991,000 in 1997 from $63,068,000 in 1996 due to higher production and higher per-unit expense. The depletion rate increased to $1.12 per MCFE in 1997 compared to $1.01 per MCFE in 1996, primarily as a result of higher per-unit development costs in the Gulf of Mexico due to increased costs for services. Depreciation and depletion expense increased 45% to $63,068,000 in 1996 from $43,592,000 in 1995 due to the increase in production, offset by a decrease in the depletion rate per unit of production. The depletion rate decreased to $1.01 per MCFE in 1996 compared to $1.06 per MCFE in 1995, resulting from the addition of lower cost Canadian production, partially offset by higher anticipated future costs for services in the United States.

At December 31, 1997 the Company had undeveloped properties with a cost basis of approximately $41,226,000 in the U.S. and $19,675,000 in Canada which were not subject to depletion, compared to $30,046,000 in the U.S. and $13,870,000 in Canada at December 31, 1996 and $28,380,000 in the U.S. at December 31, 1995. The increase in 1997 compared to 1996 is due primarily to acquisitions of undeveloped acreage in both the U.S. and Canada in 1997. The increase in 1996 compared to 1995 is due primarily to the acquisition of undeveloped properties in the Canadian Forest purchase.

The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in 1997, 1996 or 1995. Writedowns of the full cost pools in the United States and Canada may be required , however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

The average spot price received by the Company for natural gas produced in the Gulf Coast decreased from $2.61 per MCF at December 31, 1997 to approximately $2.26 per MCF at March 1, 1998. The West Texas Intermediate price for crude oil decreased from $14.75 per barrel at December 31, 1997 to approximately $12.25 per barrel at March 1, 1998. The average price received for natural gas produced in Canada decreased from $2.10 CDN per MMBTU at December 31, 1997 to approximately $1.75 CDN per MMBTU at March 1, 1998. The average price received for crude oil produced in Canada decreased from $22.00 CDN per barrel at December 31, 1997 to approximately $18.90 CDN per barrel at March 1, 1998.

Other income of $1,289,000 in 1997 included adjustments of royalty liabilities in the U.S. and Canada. In the U.S., approximately $2,100,000 of accrued royalties were reversed as a result of court decisions in Oklahoma. In Canada, income of approximately $595,000 was recognized by Canadian Forest following resolution of prior year crown royalty issues. The amount of future crown royalty adjustments in Canada cannot be determined at this time, but is not expected to be material to the Company's cash flow, results of operations or financial position. Partially offsetting the favorable royalty adjustments in 1997 was approximately $1,400,000 of expense recorded in the U.S. as a result of a market value adjustment to the carrying value of land purchased in 1982. In addition, Saxon recorded approximately $750,000 of expense related to the potential sale of the company. Other income of $1,387,000 in 1996 included the reversal of a $1,136,000 liability for royalties on the proceeds from the gas contract settlement with Columbia. Other income was $181,000 in 1995.

Interest expense of $21,403,000 in 1997 decreased $1,904,000 or 8% compared to 1996 due primarily to the extinguishment of the nonrecourse secured loan with JEDI in the fourth quarter of 1996 and the redemption of the Company's 11 1/4% Senior Subordinated Notes in September and October of 1997, offset in part by interest charges on the 8 3/4% Notes and increased interest charges on higher average outstanding balances under bank credit facilities throughout most of 1997. Interest expense of $23,307,000 in 1996 decreased $2,016,000 or 8% compared to 1995 due primarily to the restructuring and extinguishment of the nonrecourse secured loan and lower effective interest on the dollar denominated production payment.

Translation loss on subordinated debt of $4,051,000 in 1997 relates to translation of the 8 3/4% Notes issued by Canadian Forest in September 1997, and is attributable to the decline in the value of the Canadian dollar relative to the U.S. dollar during the fourth quarter of 1997. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities.

In 1996, 1997 and early 1998, the Company completed several transactions that improved its financial position.

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

On November 14, 1996 the Company filed a shelf registration (the Shelf Registration Statement) with the Securities and Exchange Commission to issue up to $250,000,000 in one or more forms of debt or equity securities. Except as otherwise provided in an applicable prospectus supplement, the net proceeds from the sale of the securities will be used for the acquisition of oil and gas properties, capital expenditures, the repayment of subordinated debentures or other debt, repayments of borrowings under revolving credit agreements, or for other general corporate purposes.

On February 7, 1997 the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. In response to its call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock on or before the February 21, 1997 deadline. The remaining 93,728 preferred shares were redeemed by the Company at the redemption price of $10.06 per share (at a total cost of $942,904) on February 28, 1997. Lehman Brothers Inc. purchased 65,616 shares of Common Stock issued pursuant to the Shelf Registration Statement to fund the cash requirement of the redemption in accordance with the terms of its standby purchase agreement with Forest. This conversion and redemption eliminated all outstanding preferred stock from the Company's capital structure and eliminated approximately $2,200,000 of annual preferred dividend payments.

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

On September 29, 1997, pursuant to a tender offer, $90,233,000 of the Company's outstanding $100,000,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2003 (the 11 1/4% Notes) was tendered by the holders of the 11 1/4% Notes. The purchase price for each $1,000 principal amount of 11 1/4% Notes validly tendered and accepted was $1,096.96. On October 17, 1997 an additional $1,091,000 aggregate principal amount of 11 1/4% Notes was tendered at a purchase price of $1,090.00 for each $1,000.00 principal amount. As a result of the tender offer, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the 11 1/4% Notes, net of related unamortized debt issuance costs.

On September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Notes, which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund the tender offer described above, a portion was used to repay the outstanding balance under the Canadian Credit facility and the remainder was used for working capital and to fund capital expenditures. The effects of the tender and new offering are expected to result in estimated annual cash savings of approximately $5,000,000 to $6,000,000 related to interest and taxes.

On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the Company's $125,000,000 principal amount of 8 3/4% Notes that were issued in September 1997. The Company received net proceeds of approximately $75,000,000, which were used to provide funds for the acquisition of oil and gas properties in Louisiana described below.

On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana (the Louisiana Acquisition) for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility; the issuance of $75,000,000 principal amount of 8 3/4% Notes described above; and 1,000,000 shares of the Company's Common Stock.

The Company also has an agreement in principle with Anschutz whereby the Company will issue to Anschutz 5,950,000 shares of the Company's Common Stock in exchange for certain oil and gas assets. The consummation of the Anschutz Transaction is subject to the completion of a definitive agreement and approval of the transaction by the Company's shareholders, other than Anschutz, at the Company's annual shareholders' meeting in May, 1998. The oil and gas assets include Anschutz's interest in the Anschutz Ranch East Field, certain Canadian properties and other international projects. There are approximately 80 BCFE of proved reserves associated with the Anschutz Transaction.

Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production. At March 1, 1998 the Company had four offshore Gulf of Mexico wells whose combined production represents approximately 17% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

BANK CREDIT FACILITIES. At December 31, 1997 the Company and its subsidiaries, Canadian Forest and ProMark, had a $250,000,000 global credit facility (the Global Credit Facility) which provided for a global borrowing base of $130,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The borrowing base is subject to semi-annual redeterminations. Under the Global Credit Facility, the Company can allocate the global borrowing base between the United States and Canada, subject to specified limitations. Funds borrowed under the Global Credit Facility can be used for general corporate purposes. Under the terms of the Global Credit Facility, the Company, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

The Global Credit Facility is secured by a lien on, and a security interest in, a portion of the Company's U.S. proved oil and gas properties, related assets, pledges of accounts receivable, and a pledge of 66% of the capital stock of Canadian Forest. The Global Credit Facility is also indirectly secured by substantially all of the assets of Canadian Forest.

On February 3, 1998, the Company amended the Global Credit Facility. The primary purpose of the amendment was to increase the credit facility to $300,000,000 and the borrowing base to $260,000,000 in order to finance the Louisiana Acquisition. Under the amended Global Credit Facility, the maximum credit facility allocations in the United States and Canada are $275,000,000 and $25,000,000, respectively. The global borrowing base is currently allocated $250,000,000 to the United States and $10,000,000 to Canada.

At February 28, 1998, the outstanding borrowings under the Global Credit Facility were $224,900,000 in the U.S. and there were no outstanding borrowings in Canada. The Company has used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the U.S. $4,522,000 CDN in Canada.

In addition to the credit facilities described above, Saxon has a credit facility (the Saxon Credit Facility) with a borrowing base of $39,800,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At February 28, 1998 the outstanding balance under this facility was $37,310,000 CDN.

WORKING CAPITAL. The Company had a working capital surplus of approximately $22,062,000 at December 31, 1997 compared to a deficit of approximately $12,649,000 at December 31, 1996. The surplus at December 31, 1997 is due primarily to unapplied proceeds of $12,530,000 in Canada from the offering of the 8 3/4% Notes which was completed on September 29, 1997. These funds will be used in Canada to fund a portion of the 1998 capital expenditure program and for general corporate purposes.

In the U.S., the Company periodically reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from the Company's operations or, if necessary, by drawdowns on the Company's long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities decreased to $60,535,000 in 1997 compared to $70,442,000 in 1996 due primarily to increased production as well as higher natural gas prices being more than offset by funds used for the settlement of volumetric production payment obligations. The Company used $151,638,000 for investing activities in 1997 compared to $226,870,000 in 1996. The 1996 outlays included $136,191,000 for the acquisition of Canadian Forest, whereas the 1997 outlays consist primarily of exploration and development costs. Cash provided by financing activities in 1997 was $101,233,000 in 1996 compared to $161,876,000 in 1996. The 1997 period included cash inflows of $121,479,000 from the issuance of the 8 3/4% Notes, $30,100,000 proceeds from the exercise of a warrant by Anschutz and net bank borrowings of $53,059,000, offset by $100,303,000 used for the redemption of a portion of the Company's 11 1/4% Notes. The 1996 period included $136,073,000 of net proceeds from a public offering of Common Stock (the 1996 Public Offering).

Net cash provided by operating activities increased to $70,442,000 in 1996 compared to a net use of cash for operating activities of $5,452,000 in 1995. The increase is attributable primarily to higher natural gas and liquids prices, increased natural gas and liquids production as a result of the Saxon and Canadian Forest acquisitions, the contribution made by ProMark and an increase in accounts payable during 1996. The Company used $226,870,000 for investing activities in 1996 compared to $17,710,000 in 1995. The increase is due primarily to the use of funds to acquire Canadian Forest and higher capital expenditures. Cash provided by financing activities was $161,876,000 in 1996 compared to $23,579,000 in 1995. The increase is due primarily to the net proceeds received from the 1996 Public Offering and the exercise by Anschutz of options and warrants.

CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the past three years were as follows:

                                                   Years Ended December 31,
                                             --------------------------------------
                                               1997            1996           1995
                                               ----            ----           ----
                                                          (In Thousands)
     Property acquisition costs (1):
        Proved properties                    $  7,499        140,875         26,487
        Undeveloped properties                    880         18,080            320
                                             --------        -------         ------
                                                8,379        158,955         26,807
     Exploration costs:
        Direct costs                           61,851         40,831         11,528
        Overhead capitalized                    3,587          2,608          1,211
                                             --------        -------         ------
                                               65,438         43,439         12,739
     Development costs:
        Direct costs                           77,836         36,559          7,633
        Overhead capitalized                    4,542          5,165          5,565
                                             --------        -------         ------
                                               82,378         41,724         13,198
                                             --------        -------         ------
                                             $156,195        244,118         52,744
                                             --------        -------         ------
                                             --------        -------         ------

(1) 1996 amounts consist primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Canadian Forest. 1995 amounts consist primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Saxon.

The Company's budgeted 1998 expenditures for exploration and development are approximately $130,000,000. The Company intends to meet its 1998 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow or accesses additional sources of capital.

In addition, while the Company intends to continue a strategy of acquiring reserves that meet its investment criteria, no assurance can be given that the Company can locate or finance any property acquisitions.

DISPOSITIONS OF NON-STRATEGIC ASSETS. As a part of its operating strategy, the Company also conducts an ongoing disposition program of its non-strategic assets. Assets with little value or which are not consistent with the Company's ongoing operating strategy are identified for sale or trade. At the present time, the Company has offered for sale property packages in each of its operating regions. Properties offered for sale comprise approximately 38.7
BCFE or 5% of the Company's current reserve base.

During 1997, the Company disposed of properties with estimated proved reserves of approximately 4.1 BCF of natural gas and 257,000 barrels of oil for total net proceeds of $9,669,000.

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

In 1995 the Company disposed of properties with estimated proved reserves of approximately 2.4 BCF of natural gas and 6,000 barrels of oil for total net proceeds of $8,715,000.

INVESTMENT IN SAXON PETROLEUM INC. The board of directors of Saxon has created a special committee of independent directors, which has engaged a third party to assess the asset base of Saxon and to determine strategic alternatives to maximize shareholder value. The Company anticipates that this assessment may result in a transaction in which Forest would either sell its entire interest in Saxon or seek to acquire all or a portion of the minority interest. No assurance can be given as to whether any such transaction will occur or as to the terms thereof.

LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 13.6 BCF of natural gas in 1998 at an average price of $1.83 CDN per MCF and approximately 5.4 BCF of natural gas in 1999 at an average price of approximately $2.16 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997 Canadian Forest supplied 27% of the gas for the Netback Pool.

HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At December 31, 1997 the Company had natural gas swaps for an aggregate of approximately 33 BBTU (billion British Thermal Units) per day of natural gas during 1998 at fixed prices ranging from $1.09 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $3.66 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 3 BBTU per day of natural gas during 1999 at fixed prices ranging from $2.02 to $2.71 per MMBTU (NYMEX basis). The weighted average hedged price for natural gas under such agreements is $2.17 and $2.21 per MMBTU in 1998 and 1999, respectively. At December 31, 1997 the Company had oil swaps for an aggregate of 1,323 barrels per day of oil during 1998 at fixed prices ranging from $20.00 to $20.62 per barrel (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.54 per barrel.

Subsequent to December 31, 1997 the Company entered into eight additional natural gas swaps. The swaps are for 36,000 MMBTU of natural gas per day from March 1998 to November 1998 at fixed prices ranging from $1.62 per MMBTU (AECO "C", U.S. $ basis) to $2.35 per MMBTU (NYMEX basis), with a weighted average price of $2.29 per MMBTU.

YEAR 2000 ISSUES. In 1996, the Company commenced a year 2000 date conversion project. The project addresses the effects the year 2000 will have on the Company's software applications and analyzes upgrades and purchases that may be required. The Company has completed its analysis of its land, accounting and oil and gas reserves applications and expects to complete analysis of its other applications by June 1998. The estimated cost of hardware and software upgrades and purchases that may be required and the time required for implementation are expected to be determined at that time. Based upon the findings through March 1, 1998, the estimated costs of upgrades and purchases are not expected to be significant.

RECENT ACCOUNTING PRONOUNCEMENTS. In June of 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130) and No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted Statement No. 130 or Statement No. 131. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (Statement No.
132), effective for years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. The Company will comply with the reporting and display requirements of these statements when required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Information concerning this Item begins on the following page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Forest Oil Corporation:

We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                       KPMG PEAT MARWICK LLP


Denver, Colorado
February 10, 1998

FOREST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,
                                                    1997           1996
                                                 ---------      --------
                                                     (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $  18,191         8,626
  Accounts receivable                               65,720        55,462
  Other current assets                               4,649         4,996
                                                 ---------      --------
    Total current assets                            88,560        69,084

Net property and equipment, at cost,
  full cost method (Notes 5 and 6)                 521,293       458,242

Goodwill and other intangible assets, net           26,243        29,439

Other assets                                        11,686         6,693
                                                 ---------      --------
                                                 $ 647,782       563,458
                                                 ---------      --------
                                                 ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)     $       -         2,091
  Accounts payable                                  59,719        69,493
  Accrued interest                                   4,152         4,584
  Other current liabilities                          2,627         5,565
                                                 ---------      --------
    Total current liabilities                       66,498        81,733

Long-term debt (Notes 3 and 5)                     254,760       168,859
Other liabilities                                   17,020        19,844
Deferred revenue (Note 6)                                -         7,591
Deferred income taxes                               34,767        33,716

Commitments and contingencies
  (Notes 10, 11 and 12)

Minority interest (Note 2)                          12,910         9,272

Shareholders' equity (Notes 2, 3, 5, 8 and 9):
  Preferred stock                                        -        15,827
  Common stock, 36,320,236 shares in 1997
    (30,541,505 shares in 1996)                      3,632         3,053
  Capital surplus                                  485,686       438,556
  Accumulated deficit                             (223,460)     (214,190)
  Foreign currency translation                      (4,031)         (803)
                                                 ---------      --------
    Total shareholders' equity                     261,827       242,443
                                                 ---------      --------
                                                 $ 647,782       563,458
                                                 ---------      --------
                                                 ---------      --------


         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                      1997           1996          1995
                                                     ------         ------        ------
                                                  (In Thousands Except Per Share Amounts)
Revenue:
  Marketing and processing                         $184,399         187,374              -
  Oil and gas sales:
    Gas                                             100,993          80,111         59,084
    Gas contract settlement (Note 14)                     -               -          4,263
    Oil, condensate and natural gas liquids          54,249          48,602         18,928
                                                    -------         -------        -------
      Total oil and gas sales                       155,242         128,713         82,275
                                                    -------         -------        -------
  Total revenue                                     339,641         316,087         82,275

Operating expenses:
  Marketing and processing                          175,847         178,706              -
  Oil and gas production                             36,284          32,199         22,463
  General and administrative                         16,864          13,623          9,081
  Depreciation and depletion                         79,991          63,068         43,592
                                                    -------         -------        -------
      Total operating expenses                      308,986         287,596         75,136
                                                    -------         -------        -------
Earnings from operations                             30,655          28,491          7,139

Other income and expense:
  Other income, net                                  (1,289)         (1,387)          (181)
  Interest expense                                   21,403          23,307         25,323
  Minority interest in earnings
    (loss) of subsidiary                                108             (19)             -
  Translation loss on subordinated debt               4,051               -              -
                                                    -------         -------        -------
      Total other income and expense                 24,273          21,901         25,142
                                                    -------         -------        -------
Earnings (loss) before income taxes and
  extraordinary item                                  6,382           6,590        (18,003)

Income tax expense (benefit) (Note 7):
  Current                                               707           3,943             (7)
  Deferred                                            2,586           1,508              -
                                                    -------         -------        -------
                                                      3,293           5,451             (7)

Earnings (loss) before extraordinary item             3,089           1,139        (17,996)

Extraordinary item - gain (loss) on extinguishment
  of debt (Notes 3 and 5)                           (12,359)          2,166              -
                                                    -------         -------        -------
Net earnings (loss)                                $ (9,270)          3,305        (17,996)
                                                    -------         -------        -------
                                                    -------         -------        -------
Earnings (loss) attributable to common stock       $ (9,459)          1,147        (20,156)
                                                    -------         -------        -------
                                                    -------         -------        -------
Weighted average number of common shares
  outstanding                                        33,669          25,062          7,360
                                                    -------         -------        -------
                                                    -------         -------        -------
Basic earnings (loss) per common share:
  Earnings (loss) attributable to common
    stock before extraordinary item                $    .09            (.04)         (2.74)

  Extraordinary item - gain (loss) on
    extinguishment of debt                             (.37)            .09              -
                                                    -------         -------        -------
  Earnings (loss) attributable to common stock     $   (.28)            .05          (2.74)
                                                    -------         -------        -------
Diluted earnings (loss) per common share:
  Earnings (loss) attributable to common stock
    before extraordinary item                      $    .08            (.04)         (2.74)

  Extraordinary item -  gain (loss)
    on extinguishment of debt                          (.35)             .09             -
                                                    -------         -------        -------
  Earnings (loss) attributable to common stock     $   (.27)             .05         (2.74)


         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       COMMON
                                                                                     SHARES TO BE    ACCUMU-    FOREIGN
                                                        PREFERRED  COMMON  CAPITAL  ISSUED IN DEBT    LATED     CURRENCY   TREASURY
                                                          STOCK    STOCK   SURPLUS   RESTRUCTURING   DEFICIT   TRANSLATION  STOCK
                                                        ---------  ------  -------   -------------   -------   -----------  ------
                                                                                    (In Thousands)
Balance December 31, 1994                               $ 15,845     566   192,337           -      (199,499)    (1,337)   (1,826)
     Net loss                                                  -       -         -           -       (17,996)         -         -
     Second Series Convertible Preferred Stock,
       Common Stock and Warrants issued to
       Anschutz (Notes 3, 8 and 9)                         8,518     376    36,106           -             -          -         -
     Warrants issued to JEDI (Note 3)                          -       -    12,117           -             -          -         -
     Costs associated with equity issued to
       Anschutz and JEDI (Note 3)                              -       -    (3,940)          -             -          -         -
     Common Stock issued in acquisition of
       Saxon (Notes 2 and 9)                                   -     106     9,434           -             -          -    (9,540)
     Common Stock issued to the Retirement
       Savings Plan (Note 10)                                  -       2    (1,425)          -             -          -     1,826
     $.75 Convertible Preferred Stock
       dividends paid in cash (Note 8)                         -       -      (540)          -             -          -         -
     $.75 Convertible Preferred Stock dividends
       paid in Common Stock (Note 8)                           -      16       (16)          -             -          -         -
     Conversion of $.75 Convertible Preferred
       Stock to Common Stock (Note 8)                         (4)      -         4           -             -          -         -
     Common shares to be issued in JEDI
       Exchange (Note 3)                                       -       -         -       6,073             -          -         -
     Unfunded pension liability (Note 10)                      -       -    (2,836)          -             -          -         -
     Foreign currency translation                              -       -         -           -             -        (70)        -
                                                        ---------  ------  -------      ------      ---------    -------   -------
Balance December 31, 1995                                 24,359   1,066   241,241       6,073      (217,495)    (1,407)   (9,540)
     Net earnings                                              -       -         -           -         3,305          -         -
     Common Stock issued, net of offering
       costs and minority interest effect of
       $706,000 (Note 9)                                       -   1,214   124,613           -             -          -     9,540
     Common Stock issued in JEDI Exchange (Note 3)             -     168     5,905      (6,073)            -          -         -
     Anschutz Option exercised (Notes 3 and 9)                 -     225    25,962           -             -          -         -
     Anschutz A Warrant exercised (Notes 3 and 9)              -      39     4,044           -             -          -         -
     Common Stock issued to JEDI (Note 3)                      -     200    26,736           -             -          -         -
     Public Warrants exercised (Note 9)                        -       2       334           -             -          -         -
     Conversion of Second Series Preferred
       Stock to Common Stock (Note 8)                     (8,518)    124     8,394           -             -          -         -
     Employee stock options exercised (Note 9)                 -       3       398           -             -          -         -
     Common Stock issued to the Retirement
       Savings Plan and other (Note 10)                        -       3       398           -             -          -         -
     $.75 Convertible Preferred Stock dividends
       paid in cash (Note 8)                                   -       -    (1,619)          -             -          -         -
     $.75 Convertible Preferred Stock dividends
       paid in Common Stock (Note 8)                           -       9        (9)          -             -          -         -
     Conversion of $.75 Convertible Preferred
       Stock to Common Stock (Note 8)                        (14)      -        14           -             -          -         -
     Unfunded pension liability (Note 10)                      -       -     2,145           -             -          -         -
     Foreign currency translation                              -       -         -           -             -        604         -
                                                        ---------  ------  -------      ------      ---------    -------   -------
BALANCE DECEMBER 31, 1996                                 15,827   3,053   438,556           -      (214,190)      (803)        -
     NET LOSS                                                  -       -         -           -        (9,270)         -         -
     ANSCHUTZ A WARRANT EXERCISED (NOTES 3 AND 9)              -     350    29,750           -             -          -         -
     $.75 CONVERTIBLE PREFERRED STOCK
      REDEMPTION (NOTE 8)                                (15,827)    202    14,825           -             -          -         -
     COMMON STOCK ISSUED TO SUBSIDIARY (NOTE 9)                -      20     2,797           -             -          -    (2,817)
     COMMON STOCK SOLD BY SUBSIDIARY (NOTE 9)                  -       -         -           -             -          -     2,817
     EMPLOYEE OPTIONS EXERCISED (NOTE 9)                       -       5       607           -             -          -         -
     RESTRICTED STOCK BONUS AWARDS (NOTE 9)                    -       2       214           -             -          -         -
     UNFUNDED PENSION LIABILITY (NOTE 10)                      -       -    (1,063)          -             -          -         -
     FOREIGN CURRENCY TRANSLATION                              -       -         -           -             -     (3,228)        -
                                                        ---------  ------  -------      ------      ---------    -------   -------
BALANCE DECEMBER 31, 1997                               $      -   3,632   485,686           -      (223,460)    (4,031)        -
                                                        ---------  ------  -------      ------      ---------    -------   -------
                                                        ---------  ------  -------      ------      ---------    -------   -------

         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                  1997          1996          1995
                                                                 ------        ------        ------
                                                                           (In Thousands)
Cash flows from operating activities:
  Net earnings (loss) before extraordinary item                $   3,089        1,139       (17,996)
  Adjustments to reconcile net earnings (loss) to net cash
   provided (used) by operating activities:
     Depreciation and depletion                                   79,991       63,068        43,592
     Translation loss on subordinated debt                         4,051            -             -
     Amortization of deferred debt costs                             942        1,253         1,015
     Deferred income tax expense                                   2,586        1,508             -
     Interest added to principal                                       -        3,059           574
     Minority interest in net earnings (loss) of subsidiary          108         (19)             -
     Other, net                                                      619          792         1,714
     (Increase) decrease in accounts receivable                   (5,954)     (17,441)        4,285
     Increase in other current assets                             (5,168)        (921)         (152)
     Increase (decrease) in accounts payable                      (1,403)      22,044       (13,848)
     Increase (decrease) in accrued interest
      and other current liabilities                               (9,970)       3,506        (3,865)
     Settlement of volumetric production payment obligation       (6,832)           -             -
     Amortization of deferred revenue                             (1,524)      (7,546)      (20,771)
                                                               ---------      -------       --------
        Net cash provided (used) by operating activities          60,535       70,442        (5,452)

Cash flows from investing activities:
  Acquisition of subsidiaries:
     Current assets                                                    -      (22,304)       (1,437)
     Property and equipment                                            -     (144,099)      (26,530)
     Goodwill and other intangible assets                              -      (31,163)            -
     Current liabilities                                               -       23,562         2,139
     Long-term debt                                                    -          701        16,183
     Other liabilities                                                 -        1,376             -
     Deferred taxes                                                    -       35,575           353
     Minority interest                                                 -            -         8,171
                                                               ---------      -------       --------
        Cash paid for acquisitions of subsidiaries                     -     (136,352)       (1,121)
  Capital expenditures for property and equipment               (156,799)    (108,332)      (27,098)
  Proceeds from sales of assets                                    9,669       17,875         8,715
  (Increase) decrease in other assets, net                        (4,508)         (61)        1,794
                                                               ---------      -------       --------
        Net cash used by investing activities                   (151,638)    (226,870)      (17,710)

Cash flows from financing activities:
  Proceeds from bank borrowings                                  279,068      194,018        82,600
  Repayments of bank borrowings                                 (226,009)    (176,641)      (91,800)
  Repayments of production payment obligation                     (2,592)      (3,622)       (2,316)
  Issuance of 8 3/4% senior subordinated
   notes, net of issuance costs                                  121,479            -             -
  Redemption of 11 1/4% senior subordinated notes               (100,303)           -             -
  Repayments of nonrecourse secured loan                               -      (13,881)       (1,143)
  Proceeds from capital stock and warrants issued, net             2,817      136,073        41,060
  Proceeds from exercise of warrants                              30,100       30,606             -
  Proceeds from exercise of options                                2,361        1,339             -
  Costs of preferred stock conversion                               (800)           -             -
  Payment of preferred stock dividends                              (540)      (1,079)         (540)
  Decrease in other liabilities, net                              (4,348)      (4,937)       (4,282)
                                                               ---------      -------       --------
        Net cash provided by financing activities                101,233      161,876        23,579
Effect of exchange rate changes on cash                             (565)        (109)            1
                                                               ---------      -------       --------
Net increase in cash and cash equivalents                          9,565        5,339           418

Cash and cash equivalents at beginning of year                     8,626        3,287         2,869
                                                               ---------      -------       --------
Cash and cash equivalents at end of year                       $  18,191        8,626         3,287
                                                               ---------      -------       --------
                                                               ---------      -------       --------
Cash paid during the year for:
  Interest                                                     $  20,999       15,040        22,138
  Income taxes                                                 $   4,105        3,428             -

         See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


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

PROPERTY AND EQUIPMENT - The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 1997 and 1996, the Company's oil and gas operations were conducted in the United States and in Canada. During 1995, the Company's oil and gas operations were conducted solely in the United States. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion. Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. As of December 31, 1997, 1996 and 1995, there were undeveloped property costs of $41,226,000, $30,046,000 and $28,380,000, respectively, which were not being depleted in the United States and at December 31, 1997 and 1996 there were costs of $19,675,000 and $13,870,000 which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 1997, approximately 45% were incurred in 1997, 20% in 1996, 2% in 1995, 2% in 1994, 29% in 1993 and 2% in 1992. Of the undeveloped costs in Canada not being depleted at December 31, 1997, 54% were incurred in 1997 and 46% in 1996.

Depletion per unit of production was determined based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

                        United States  Canada
                        -------------  ------
                 1997       $1.24       .93
                 1996        1.12       .85
                 1995        1.06         -

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
-------------------------------------------------------------------------------

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no provisions for impairment of oil and gas properties in 1997, 1996 or 1995.

Gain or loss is recognized only on the sale of oil and gas properties involving significant reserves.

Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

Net property and equipment at December 31 consists of the following:

                                            1997          1996
                                           ------        ------
                                             (In Thousands)

     Oil and gas properties              $ 1,594,443    1,457,212
     Buildings, transportation and
     other equipment                          11,157       10,993
                                         -----------   ----------
                                           1,605,600    1,468,205
     Less accumulated depreciation,
     depletion and valuation allowance    (1,084,307)  (1,009,963)
                                         -----------   ----------
                                         $   521,293      458,242
                                         -----------   ----------
                                         -----------   ----------


GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following at December 31, 1997 and 1996:

                                          1997         1996
                                         ------       ------
                                           (In Thousands)
     Goodwill                           $16,029       16,728
     Gas marketing contracts             13,986       14,594
                                        -------       ------
                                         30,015       31,322

     Less accumulated amortization       (3,772)      (1,883)
                                        -------       ------
                                        $26,243       29,439
                                        -------       ------
                                        -------       ------

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
-------------------------------------------------------------------------------

OIL AND GAS SALES - The Company accounts for oil and gas sales on the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue.

As of December 31, 1997 the Company had produced approximately 2.0 BCF more than its entitled share of production. The estimated value of this imbalance of approximately $4,332,000 is included in the accompanying consolidated balance sheet as a short-term liability of $1,347,000 and a long-term liability of $2,985,000.

HEDGING TRANSACTIONS - In order to minimize exposure to fluctuations in oil and natural gas prices, the Company hedges the price of future oil and natural gas production by entering into certain contracts and financial arrangements. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation or effectiveness criteria, any gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains and losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related production. Costs associated with the purchase of certain hedging instruments are also deferred and amortized against revenue related to the hedged production.

INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities.

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decline in the value of the Canadian dollar relative to the U.S. dollar during the fourth quarter of 1997, the Company reported a noncash translation loss of approximately $4,051,000.

EARNINGS (Loss) PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividends of $189,000 in 1997, $2,158,000 in 1996 and $2,160,000 in 1995.

Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings per share of common stock, including interim earnings per share of common stock, in the period of adoption.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
-------------------------------------------------------------------------------

The following sets forth the calculation of basic and diluted earnings per share for income before extraordinary items for the years ended December 31:

                                                     1997        1996        1995
                                                    ------      ------      ------
                                                (In Thousands Except Per Share Amounts)
     Income (loss) before extraordinary items      $ 3,089       1,139     (17,996)
        Less: Preferred stock dividends               (189)     (2,158)     (2,160)
                                                   -------      ------     -------

     Income (loss) before extraordinary items
      available to common stockholders             $ 2,900      (1,019)    (20,156)
                                                   -------      ------     -------
                                                   -------      ------     -------

     Weighted average common shares
      outstanding during the period                 33,669      25,062       7,360

     Basic earnings (loss) per share
      before extraordinary items                   $  0.09       (0.04)      (2.74)
                                                   -------      ------     -------
                                                   -------      ------     -------

     Weighted average common shares outstanding
      during the period                             33,669      25,062       7,360
        Add dilutive effects of:
          $.75 Convertible preferred stock             326           -           -
          Employee options                             229           -           -
          Anschutz warrants                            737           -           -
                                                   -------      ------     -------

     Weighted average common shares outstanding
      during the period including the effects
      of dilutive securities                        34,961      25,062       7,360
                                                   -------      ------     -------
                                                   -------      ------     -------

     Diluted earnings (loss) per share before
      extraordinary items                          $  0.08       (0.04)      (2.74)
                                                   -------      ------     -------
                                                   -------      ------     -------

The following securities were antidilutive in the periods presented:

                                          1997          1996         1995
                                         ------        ------       ------
                                                  (In Thousands)
     Employee options                        -            81            -
     Anschutz warrants                       -           815          106
     JEDI (Anschutz) option                  -           167            -
     $.75 Convertible preferred stock        -         2,014            -
     Anschutz preferred stock                -         1,032          534
                                         -----         -----         ----
       Total antidilutive potential
        common shares                        -         4,109          640
                                         -----         -----         ----
                                         -----         -----         ----

RECLASSIFICATIONS - Certain amounts in prior years' financial statements have been reclassified to conform to the 1997 financial statement presentation.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(2) ACQUISITIONS:
-------------------------------------------------------------------------------

SAXON PETROLEUM INC.:
During 1995, the Company completed acquisitions totaling $26,807,000. The most significant of these was the purchase on December 20, 1995 of a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon is a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares which are convertible to voting shares at any time, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon its preferred shares of Archean Energy, Ltd., issued to Saxon 1,060,000 Common Shares of Forest and paid Saxon $1,500,000 CDN. The preferred shares of Archean Energy, Ltd. were recorded at their historical carrying value of $11,301,000. The Forest Common Shares issued to Saxon were recorded at their estimated fair value determined by reference to the quoted market price of the shares immediately preceding the announcement of the acquisition.

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

The Forest Common Shares held by Saxon were recorded as treasury stock by Forest at December 31, 1995. In January 1996, Saxon sold these shares in a public offering of Forest Common Stock and used the proceeds to reduce its bank debt.

In September 1996, the preferred shares of Archean were redeemed for cash at their approximate carrying value.

On January 21, 1997 Forest converted its preferred shares of Saxon into 27,192,983 nonvoting common shares. Through December 31, 1997, pursuant to an equity participation agreement, Forest acquired 5,569,542 voting common shares and 2,380,608 nonvoting common shares of Saxon in exchange for 196,856 Common Shares of Forest. Such shares were subsequently sold by Saxon. Also in 1997, Forest's wholly-owned subsidiary Canadian Forest acquired 993,600 voting common shares of Saxon in exchange for approximately $497,000 CDN. These transactions increased Forest's economic interest in Saxon to 65%.

The board of directors of Saxon has created a special committee of independent directors which has engaged a third party to assess the asset base of Saxon and to determine strategic alternatives to maximize shareholder value. The Company anticipates that this assessment may result in a transaction in which Forest would either sell its entire interest in Saxon or seek to acquire all or a portion of the minority interest. No assurance can be given as to whether any such transaction will occur or as to the terms thereof.

CANADIAN FOREST OIL LTD.:
On January 31, 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta for approximately $136,000,000, including acquisition costs of approximately $1,000,000. The purchase was funded by the net proceeds of a Common Stock offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). Canadian Forest's principal reserves and producing properties are located in Alberta and British Columbia, Canada.

As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business which was renamed Producers Marketing Ltd. (ProMark). Goodwill and other intangibles recorded in the acquisition included approximately $15,000,000 associated with certain natural gas marketing contracts, which is being amortized over the average life of the contracts of 12 years, and approximately $17,000,000 of goodwill associated with the gas marketing business acquired which is being amortized over 20 years.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(2) ACQUISITIONS (CONTINUED):
-------------------------------------------------------------------------------

The consolidated balance sheet of Forest includes the accounts of Saxon and Canadian Forest at December 31, 1997 and 1996. The consolidated statements of operations include the results of operations of Saxon effective January 1, 1996 and the results of operations of Canadian Forest effective February 1, 1996.

Summarized consolidated financial information for Canadian Forest as of December 31, 1997 and for the year then ended, and for the period from January 31, 1996 (acquisition date) to December 31, 1996 is as follows:

                                                1997         1996
                                               ------       ------
                                                  (In Thousands)
     SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION:
     ASSETS
        Current assets                        $ 35,630       29,511
        Net property and equipment             117,394      137,278
        Goodwill and other intangible
         assets, net                            26,243       29,439
        Other assets                             3,320            -
                                              --------      -------
                                              $182,587      196,228
                                              --------      -------
                                              --------      -------
     LIABILITIES AND SHAREHOLDERS'
      EQUITY
        Current liabilities                   $ 24,029       29,880
        Intercompany payable                         -       32,500
        8 3/4% Senior Subordinated Notes       124,690            -
        Other liabilities                          396          805
        Deferred income taxes                   36,282       32,912
        Shareholders' equity (deficit)          (2,810)     100,131
                                              --------      -------
                                              $182,587      196,228
                                              --------      -------
                                              --------      -------
     SUMMARIZED CONSOLIDATED STATEMENTS
      OF OPERATIONS:
        Revenue                               $214,045      224,757
                                              --------      -------
                                              --------      -------
        Earnings (loss) before income taxes   $ (3,321)       9,685
                                              --------      -------
                                              --------      -------
        Net earnings (loss)                   $ (4,952)       4,739
                                              --------      -------
                                              --------      -------

The Company prepares ceiling test computations on a country-by-country basis and, accordingly, has not prepared such computation for Canadian Forest on a stand-alone basis. The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to the holders of the 8 3/4% Notes.

LOUISIANA ACQUISITION:
On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana (the Louisiana Acquisition) for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility, and from the issuance of $75,000,000 principal amount of 8 3/4% Notes and 1,000,000 shares of the Company's Common Stock.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(2) ACQUISITIONS (CONTINUED):
-------------------------------------------------------------------------------

The following unaudited pro forma consolidated statement of operations information assumes that the Louisiana Acquisition occurred as of January 1, 1997:

                                       Pro Forma Year Ended
                                        December 31, 1997
                                       --------------------
                                       (In Thousands Except
                                        Per Share Amounts)
   Revenue:
     Marketing and processing               $184,399
     Oil and gas sales                       185,682
                                            --------
       Total revenue                        $370,081
                                            --------
                                            --------

   Earnings before income taxes
    and extraordinary item                  $    997
                                            --------
                                            --------

   Net loss                                 $(14,655)
                                            --------
                                            --------

   Basic loss per share                     $   (.43)
                                            --------
                                            --------
   Diluted loss per share                   $   (.41)
                                            --------
                                            --------

(3)  ANSCHUTZ AND JEDI TRANSACTIONS:
-------------------------------------------------------------------------------

During 1995 and 1996, the Company consummated transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron).

Pursuant to a purchase agreement between the Company and Anschutz, Anschutz purchased 3,760,000 shares of the Company's Common Stock and 620,000 shares of a new series of preferred stock which were convertible into 1,240,000 shares of Common Stock for a total consideration of $45,000,000. The Preferred Stock had a liquidation preference of $18.00 per share and received dividends ratably with the Common Stock. In addition, Anschutz received a warrant that entitled it to purchase 3,888,888 shares of the Company's Common Stock for $10.50 per share (the A Warrant). The A Warrant was scheduled to expire July 27, 1998.

The Anschutz investment was made in two closings. At the first closing, which occurred on May 19, 1995, Anschutz loaned the Company $9,900,000 at 8% per annum. The loan was nonrecourse to the Company and was secured by oil and gas properties owned by the Company, the preferred stock of Archean Energy Ltd., and a cash collateral account with an initial balance of $2,000,000. At the second closing, which occurred in July 1995, Anschutz converted the loan into 1,100,000 shares of Common Stock and the shares issued were recorded at the carrying amount of the loan ($9,900,000). At the second closing, Anschutz purchased an additional 2,660,000 shares of Common Stock, the convertible preferred stock and the A Warrant for $35,100,000. The total proceeds received by the Company at the second closing were allocated based on the relative fair market values of the Common Stock ($18,272,000), convertible preferred stock ($8,518,000) and the A Warrant ($8,310,000) issued. The Company also entered into a shareholders agreement with Anschutz pursuant to which Anschutz agreed to certain voting, acquisition, and transfer limitations regarding its shares of Common Stock for five years after the second closing.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(3)  ANSCHUTZ AND JEDI TRANSACTIONS:
-------------------------------------------------------------------------------

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

On August 1, 1996, The Anschutz Corporation exercised the Anschutz Option to purchase 2,250,000 shares of Common Stock for $26,200,000 or approximately $11.64 per share. Proceeds received by Forest were used primarily to fund a portion of 1996 capital expenditures.

On November 5, 1996, the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 cash to extinguish approximately $43,000,000 of nonrecourse secured debt then owed to JEDI. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising a portion of the A Warrant to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock. The term of the remaining 3,500,000 warrants held by Anschutz was extended to July 27, 1999. The fair value of the shares of Common Stock issued to JEDI was estimated based on the quoted market price of the Common Stock at the date of the transaction, less a discount of 7-1/2% to reflect the lock-up agreement with JEDI that limited JEDI's ability to transfer the shares before May 31, 1997, the size of the block of shares to be issued and the estimated brokerage fees on the

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(3)  ANSCHUTZ AND JEDI TRANSACTIONS:
-------------------------------------------------------------------------------

ultimate disposition of the shares. The fair value of the Common Stock issued and the cash paid to JEDI, including related expenses of the transaction, was less than the carrying amount of the debt extinguished. Accordingly, the Company recorded an extraordinary gain on extinguishment of debt in the fourth quarter of 1996 of approximately $2,166,000.

On August 28, 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of the A Warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The original exercise price was $10.50 per share. The reduction in the exercise price offered to Anschutz reflected an approximate 10% present value discount computed to the warrants' expiration date of july 27, 1999. Proceeds from the exercise were used to reduce borrowings under the Company's bank credit facilities.

(4) INVESTMENT IN AFFILIATE:
-------------------------------------------------------------------------------

In 1992, the Company sold its Canadian assets and related operations to CanEagle Resources Corporation (CanEagle). In the transaction, the Company received cash, net of expenses, and provided financing. On June 24, 1994 CanEagle sold a significant portion of its oil and gas properties to a third party. In conjunction with this transaction, the Company received cash and exchanged its investment in CanEagle for shares of preferred stock of a newly formed entity, Archean energy, Ltd. (Archean). The Company accounted for the proceeds from the 1994 transaction as a reduction in the carrying value of its investment in CanEagle. The preferred shares of Archean were recorded at an amount equal to the remaining carrying value of the Company's investment in CanEagle.

The Company accounted for its investment in Archean (and CanEagle prior to June 24, 1994) in a manner analagous to equity accounting. Losses were recognized to the extent that losses were attributable to the Company's interest. Earnings were recognized only if realization was assured. Under this method, no earnings or losses were recognized in 1996 or 1995.

In December 1995, in connection with the Saxon acquisition, the Company transferred its Archean preferred stock to Saxon and the Company continued to account for the investment in Archean at its historical carrying value. In September 1996, the preferred shares of Archean were redeemed for cash at their approximate carrying value.

(5) LONG-TERM DEBT:
-------------------------------------------------------------------------------

Long-term debt at December 31 consists of the following:

                                             1997          1996
                                            ------        ------
                                               (In Thousands)
     U.S. Credit Facility                  $ 85,550       26,400
     Canadian Credit Facility                     -       32,500
     Saxon Credit Facility                   25,840            -
     Production payment obligation           10,004       12,596
     11 1/4% Senior Subordinated Notes        8,676       99,421
     8 3/4% Senior Subordinated Notes       124,690            -
                                           --------       ------
                                            254,760      170,917
     Less current portion                         -       (2,058)
                                           --------       ------
     LONG-TERM DEBT                        $254,760      168,859
                                           --------       ------
                                           --------       ------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(5) LONG-TERM DEBT (CONTINUED):
-------------------------------------------------------------------------------

U.S. AND CANADIAN FOREST CREDIT FACILITIES: At December 31, 1997 the Company and its subsidiaries, Canadian Forest and ProMark, had a $250,000,000 global credit facility (the Global Credit Facility) which provided for a global borrowing base of $130,000,000 through a syndicate of banks led by the Chase Manhattan Bank and the Chase Manhattan Bank of Canada. The borrowing base is subject to semi-annual redeterminations. Under the Global Credit Facility, the Company can allocate the global borrowing base between the United States and Canada, subject to specified limitations. Funds borrowed under the Global Credit Facility can be used for general corporate purposes. Under the terms of the Global Credit Facility, the Company, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

The Global Credit Facility is secured by a lien on, and a security interest in, a portion of the Company's U.S. proved oil and gas properties, related assets, pledges of accounts receivable and a pledge of 66% of the capital stock of Canadian Forest. The Global Credit Facility is also indirectly secured by substantially all of the assets of Canadian Forest.

On February 3, 1998, the Company amended the Global Credit Facility. the primary purpose of the amendment was to increase the credit facility to $300,000,000 and the borrowing base to $260,000,000 in order to finance the Louisiana Acquisition. Under the amended Global Credit Facility, the maximum credit facility allocations in the United States and Canada are $275,000,000 and $25,000,000, respectively. The borrowing base is currently allocated $250,000,000 to the United States and $10,000,000 to Canada.

At December 31, 1997 the outstanding U.S. balance under the Global Credit Facility was $85,550,000 with a weighted average interest rate of 7.42% per annum and there was no outstanding Canadian balance under the Global Credit Facility. The Company had also used the Global Credit Facility for a Canadian letter of credit in the amount of $4,522,000 CDN.

SAXON CREDIT FACILITY:
Saxon has a credit facility with a borrowing base of $39,800,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At December 31, 1997 the outstanding balance under this facility was $36,957,000 CDN.

PRODUCTION PAYMENT OBLIGATION:
The dollar-denominated production payment was entered into in 1992 to finance property acquisitions. The original amount of the dollar-denominated production payment was $37,550,000, which was recorded as a liability of $28,805,000 after a discount to reflect a market rate of interest of 15.5%. At December 31, 1997 the remaining principal amount was $14,895,000 and the recorded liability was $10,004,000. Under the terms of this production payment, the Company must make a monthly cash payment which is the greater of a base amount or 85% of net proceeds from the subject properties located in the United States, as defined, except that the amount required to be paid in any given month shall not exceed 100% of the net proceeds from the subject properties. The Company

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(5) LONG-TERM DEBT (CONTINUED):
-------------------------------------------------------------------------------

retains a management fee equal to 10% of sales from the properties, which is deducted in the calculation of net proceeds. The Company's estimate as of December 31, 1997, based on expected production and prices, budgeted capital expenditure levels and expected discount amortization, is that projected payments will decrease the recorded liability by approximately $195,000 in 1998, $80,000 in 1999, $1,055,000 in 2000, $1,028,000 in 2001 and
$1,418,000 in 2002. Properties to which approximately 3% of the Company's estimated proved reserves are attributable, on an MCFE basis, are dedicated to this production payment financing.

11-1/4% SENIOR SUBORDINATED NOTES:
On September 8, 1993 the Company completed a public offering of $100,000,000 aggregate principal amount of 11-1/4% Senior Subordinated Notes due September
1, 2003 (the 11-1/4% Notes). On September 29, 1997, pursuant to a tender offer, $90,233,000 of the Company's outstanding $100,000,000 aggregate principal amount of 11-1/4% Notes was tendered by the holders. The purchase price for each $1,000 principal amount of 11-1/4% Notes validly tendered and accepted was $1,096.96. On October 17, 1997 an additional $1,091,000 aggregate principal amount of 11-1/4% Notes was tendered at a purchase price of $1,090.00 for each $1,000.00 principal amount. As a result of these purchases, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the 11-1/4% Notes, net of related unamortized debt issuance costs and original issue discount. The 11-1/4%
Notes are callable on or after September 1, 1998 at 105.688% of principal amount.

8-3/4% SENIOR SUBORDINATED NOTES:

On September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8-3/4% Senior Subordinated Notes due 2007 (the 8-3/4% Notes), which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund the tender offer described above, a portion was used to repay the outstanding balance under the Canadian Credit Facility and the remainder was used for working capital and to fund capital expenditures.

The Company is required to recognize foreign currency translation gains or losses related to the 8-3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decline in the value of the Canadian dollar relative to the U.S. dollar during the fourth quarter of 1997, the Company reported a noncash translation loss of approximately $4,051,000.

On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8-3/4% Notes, an add-on to the Company's issue of 8-3/4% Notes that were issued in September 1997. The Company received net proceeds of approximately $75,000,000 which were used to provide funds for the Louisiana Acquisition.

(6) DEFERRED REVENUE:
-------------------------------------------------------------------------------

From 1991 to 1994, the Company sold volumetric production payments to Enron to fund capital expenditures and property acquisitions.

On June 30, 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. The purchase price of approximately $6,832,000 plus expenses was funded by advances under the Company's Credit Facility.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


 (6) DEFERRED REVENUE (CONTINUED):
-------------------------------------------------------------------------------

Amounts received under the production payments were recorded as deferred revenue. Volumes associated with amortization of deferred revenue for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                  Net sales volumes
                                             attributable to production
                      Volumes delivered (1)    Payment deliveries (2)
                     ----------------------- --------------------------
                     Natural Gas       Oil       Natural Gas    oil
                       (MMCF)        (MBBLS)       (MMCF)     (MBBLS)
                     -----------     -------     -----------  -------
     1997                 951            -           801         -
     1996               3,721           87         3,168        74
     1995              11,045          173         9,120       145

(1) Amounts settled in cash in lieu of volumes were $700,000, $1,641,000 and $2,433,000 for the years ended December 31, 1997, 1996, and 1995, respectively.
(2) Represents volumes required to be delivered to Enron affiliates net of estimated royalty volumes.

(7) INCOME TAXES:

The income tax expense (benefit) is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                           1997        1996        1995
                                                           ----        ----        ----
                                                                  (In Thousands)
     Tax expense (benefit) at 35% of income (loss)
      before income taxes and extraordinary item          $ 2,234      2,300      (6,367)
     Change in the valuation allowance for deferred
      tax assets attributable to income (loss) before
      income taxes  and extraordinary item                 (1,819)      (367)      5,732
     Canadian earnings taxed at a higher effective rate        85      1,068           -
     Canadian Crown payments (net of Alberta Royalty
       Tax Credit) not deductible for tax purposes          3,181      2,799           -
     Canadian resource allowance                           (3,995)    (3,005)          -
     Non-deductible depletion and amortization              1,934      1,694           -
     Expiration of tax carryforwards                        1,041        643         535
     Unrealized foreign exchange losses and other             632        319          93
                                                          -------     ------      ------
     Total income tax expense (benefit)                   $ 3,293      5,451          (7)
                                                          -------     ------      ------
                                                          -------     ------      ------

Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. In the U.S., the largest current difference is the tax effect of the capitalization of certain development, exploration and other costs under the full cost method of accounting, recording proceeds from the sale of properties in the full cost pool, and the provision for impairment of oil and gas properties for financial accounting purposes. In Canada, differences result in part from accelerated cost recovery of oil and gas capital expenditures for tax purposes.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(7) INCOME TAXES (CONTINUED):
-------------------------------------------------------------------------------

The components of the net deferred tax liability at December 31, 1997 and 1996 are as follows:

                                                               1997        1996
                                                               ----        ----
                                                                (In Thousands)
   Deferred tax assets:
     Allowance for doubtful accounts                        $    266          296
     Accrual for retirement benefits                             865        1,128
     Accrual for medical benefits                              2,134        2,220
     Accrual for sales recorded on the entitlement method      1,538        1,499
     Accrual for interest rate swaps                             169          509
     Investment in subsidiaries                                4,971            -
     Deferred revenue                                            938            -
     Net operating loss carryforward                          41,329       51,393
     Depletion carryforward                                    6,958        6,958
     Investment tax credit carryforward                        1,539        2,576
     Alternative minimum tax credit carryforward               2,201        2,187
     Unrealized foreign exchange losses                        1,402            -
     Other                                                       390          613
                                                            --------     --------
       Total gross deferred tax assets                        64,700       69,379
       Less valuation allowance                              (48,417)     (45,910)
                                                            --------     --------
       Net deferred tax assets                                16,283       23,469

   Deferred tax liabilities:
     Property and equipment                                  (45,612)     (51,129)
     Deferred income on long term contracts                   (5,243)      (6,014)
     Other                                                      (195)         (42)
                                                            --------     --------
       Total gross deferred tax liabilities                  (51,050)     (57,185)
                                                            --------     --------
       Net deferred tax liability                           $(34,767)     (33,716)
                                                            --------     --------
                                                            --------     --------

The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $2,507,000 and $786,000, respectively, which resulted from:

                                                                     1997        1996
                                                                     ----        ----
                                                                      (In Thousands)
   Increase (decrease) in the valuation allowance for deferred tax assets attributable to income (loss) before income
     taxes and extraordinary item                                    $(1,819)    1,544

   Increase (decrease) in the valuation allowance attributable
     to the extraordinary loss (gain)                                  4,326      (758)
                                                                    --------   -------

   Net increase in the valuation allowance                           $ 2,507       786
                                                                    --------   -------
                                                                    --------   -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(7) INCOME TAXES (CONTINUED):
-------------------------------------------------------------------------------

The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $2,201,000 at December 31, 1997. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 1997 were $111,473,000 and $106,506,000, respectively, and will expire in the years indicated below:

                                          Regular       AMT
                                          -------     -------
                                            (In Thousands)
                             2000        $  3,590       3,987
                             2005           8,307           -
                             2008          28,999      31,799
                             2009          22,817      22,964
                             2010          45,737      46,059
                             2011             268           -
                             2012           1,755       1,697
                                         --------     -------
                                         $111,473     106,506
                                         --------     -------
                                         --------     -------

AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

Investment tax credit carryforwards available to reduce future U.S. Federal income taxes aggregated $1,539,000 at December 31, 1997 and expire at various dates through the year 2001. Percentage depletion carryforwards available to reduce future U.S. Federal taxable income aggregated $19,879,000 at December 31, 1997. This amount may be carried forward indefinitely.

Canadian net operating losses available to reduce future Canadian Federal income taxes were $5,173,000 ($7,399,000 CDN) at December 31, 1997 and will expire in the years indicated below:

                                            (In Thousands)
                        1998                 $    4,734
                        2000                        234
                        2003                        205
                                             ----------
                                             $    5,173
                                             ----------
                                             ----------

Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $52,783,000 ($75,491,000 CDN) for Canadian Forest and $57,824,000 ($82,700,000 CDN) for Saxon at December
31, 1997. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

The availability of some of these U.S. Federal tax attributes to reduce current and future U.S. taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code resulting from the Anschutz transaction in 1995 and the public stock issuance in 1996. Under the general provisions of Section 382 of the Code, the Company's net operating loss carryforwards will be subject to an annual limitation as to their use of approximately $5,700,000. Even though the Company is limited in its ability to use the net operating loss carryovers under these provisions of Section 382, it may be entitled to use these net operating loss carryovers to offset (a) gains recognized in the five years following the ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeds their tax basis on the date of the ownership change or (b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change (built-in gain). The ability of the Company to use these net operating loss carryovers to offset built-in gain first requires that the Company have total built-in gains at the time of the ownership change which are greater than a threshold amount. In addition, the use of these net operating loss carryforwards to offset built-in gain cannot exceed the amount of the total built-in gain. The Company has not finalized its calculation of the amount of built-in gains at

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(7) INCOME TAXES (CONTINUED):
-------------------------------------------------------------------------------

the date of the ownership change, but estimates that its ability to fully utilize its net operating loss carryforwards may be limited by these provisions.

Due to limitations in the Internal Revenue Code, other than the Section 382 limitations discussed above, the Company believes it is unlikely that it will be able to use any significant portion of its investment tax credit carryforwards before they expire.

(8) PREFERRED STOCK:
-------------------------------------------------------------------------------

$.75 CONVERTIBLE PREFERRED STOCK: The Company had 10,000,000 shares of $.75 Convertible Preferred Stock authorized, par value $.01 per share, of which there were 2,877,673 shares outstanding at December 31, 1996 with an aggregate liquidation preference of $28,776,730.

The Company called for redemption on February 7, 1997 all 2,877,673 shares of its $.75 Convertible Preferred Stock. The redemption price was $10.00 per share plus accumulated and unpaid dividends to and including the date of redemption (for an aggregate redemption price of $10.06 per share). In lieu of cash redemption, prior to the close of business on February 21, 1997 the holders of the preferred shares had the right to convert each share into 0.7 share of
Forest's Common Stock.   As of February 21, 1997, 2,783,945 shares or 96.7% of
the shares outstanding were tendered for conversion into Common Stock. The remaining 93,728 shares that were not tendered for conversion were redeemed by the Company at the redemption price of $10.06 per share on February 28, 1997.

SECOND SERIES PREFERRED STOCK: At December 31, 1995 the Company had 620,000 shares of Second Series Preferred Stock authorized, par value $.01 per share, of which there were 620,000 shares outstanding with an aggregate liquidation preference of $11,160,000. On November 5, 1996 all 620,000 shares of the Second Series Preferred Stock were converted into 1,240,000 shares of Common Stock.

(9) COMMON STOCK:
-------------------------------------------------------------------------------

COMMON STOCK: The Company has 200,000,000 shares of Common Stock authorized, par value $.10 per share. On January 5, 1996 a 5-to-1 reverse stock split was approved by the Company's shareholders. The reverse split became effective on January 8, 1996. Unless otherwise indicated, all share amounts have been adjusted to give effect to the 5-to-1 reverse stock split.

In March 1997 and May 1997, pursuant to its Equity Participation Agreement with Saxon, Forest exercised its right to purchase from the treasury of Saxon 7,950,150 shares (2,380,608 non-voting) of common stock. In consideration, Forest issued 196,856 shares of Forest Common Stock to Saxon valued at $14.31 per share. The shares issued by Forest to Saxon were classified as treasury shares prior to their sale by Saxon in October 1997.

On January 31, 1996 13,200,000 shares of Common Stock were sold for $11.00 per share in a public offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 were sold by Forest. The net proceeds to Forest and Saxon from the issuance of shares totaled approximately $136,000,000 after deducting issuance costs and underwriting fees.

In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company paid a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of the Company's Common Stock. The Rights are exercisable only if a person or group acquires

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(9) COMMON STOCK (CONTINUED):
-------------------------------------------------------------------------------

20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. Each right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $30.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of Common Stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. In connection with the Anschutz transaction, the Company amended the Rights Agreement to exempt from the provisions of the Rights Agreement shares of Common Stock acquired by Anschutz and JEDI in the Anschutz and JEDI transactions, including shares later acquired pursuant to the conversion of the Second Series Preferred Stock and the exercise of the A Warrant and the Anschutz Option. The amendment to the Rights Agreement did not exempt other shares of Common Stock acquired by Anschutz or JEDI from the provisions of the Rights Agreement.

WARRANTS:
At December 31, 1995 the Company had outstanding 1,244,715 warrants to purchase shares of its Common Stock (the Public Warrants). Each Public Warrant entitled the holder to purchase one-fifth of a share of Common Stock at a price of $3.00 and was noncallable. During 1996, 112,185 warrants were exercised to purchase 22,437 shares of Common Stock. On October 1, 1996 the remaining Public Warrants expired.

In December 1995, the Company assumed JEDI's obligations under the Anschutz Option. On August 1, 1996 Anschutz exercised the Anschutz Option for $26,200,000 or approximately $11.64 per share and Anschutz received 2,250,000 shares of Common Stock.

At December 31, 1996 the Company had outstanding the A Warrant that was held by Anschutz. At that date, the A Warrant entitled the holder to purchase 3,500,000 shares of Common Stock at a price of $10.50 per share. The Warrant was scheduled to expire on July 27, 1999. On November 5, 1996 Anschutz exercised a portion of the A Warrant and purchased 388,888 shares of Common Stock at $10.50 per share. On August 28, 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of the A Warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The reduction in the exercise price offered to Anschutz reflects an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999. Proceeds from the exercise were used to reduce borrowings under the Company's bank credit facilities.

At December 31, 1997 the Company had no outstanding warrants.

STOCK INCENTIVE PLAN:
In November 1997, three executive officers of the Company received conditional restricted stock awards in lieu of stock option grants. The restricted stock awarded is subject to certain conditions and is subject to a two-year restriction on transfer. If prior to January 1, 1999 the closing price of the Company's Common Stock during any twenty-consecutive-trading-day period as reported on the New York Stock Exchange is at least $22.00 per share, a total of 230,000 shares will be earned under the conditions of the restricted stock awards. Additional shares will be earned for each $1.00 increase in such average price to a maximum of 850,000 shares if the average price is $30.00 or higher.

During 1997, the Company issued 17,617 shares of restricted Common Stock to officers and employees as a portion of the bonuses earned for the year ended December 31, 1996. The shares vested immediately upon issuance, but are subject to a two-year restriction on transfer.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(9) COMMON STOCK (CONTINUED):
-------------------------------------------------------------------------------

The following table summarizes the activity in the Company's stock-based compensation plan for the years ended December 31, 1995, 1996 and 1997:

                                                      Weighted
                                                      Average   Number of
                                         Number of    Exercise   Shares
                                          Shares       Price   Exercisable
                                         ---------    -------- -----------
     Outstanding at December 31, 1995      628,000     $20.46     461,200
     Granted at fair value               1,383,900      12.74
     Exercised                             (35,120)     11.42
     Cancelled                            (515,200)     20.47
                                         ---------     ------
     Outstanding at December 31, 1996    1,461,580      13.37     362,460
     GRANTED AT FAIR VALUE                 433,000      16.98
     EXERCISED                             (43,720)     12.09
     CANCELLED                             (61,500)     12.79
                                         ---------     ------
     OUTSTANDING AT DECEMBER 31, 1997    1,789,360     $14.29     669,620
                                         ---------     ------
                                         ---------     ------

The following table summarizes information about options outstanding at December 31, 1997:

                                          Options Outstanding        Options Exercisable
                                   --------------------------------  -------------------
                                                Weighted
                                                 Average   Weighted             Weighted
                                                Remaining  Average              Average
        Range of                   Number of   Contractual Exercise  Number of  Exercise
     Exercise Price                  Shares        Life      Price     Shares    Price
     --------------                ---------   ----------- --------  ---------  --------
     $11.25                          483,660       8.10     $11.25     169,620   $11.25
     $12.38-13.94                    124,000       8.83      12.64      40,000    12.64
     $14.00                          627,200       8.84      14.00     250,400    14.00
     $14.25-17.50                    496,500       9.07      16.79     151,600    16.17
     $25.00                           58,000       4.75      25.00      58,000    25.00
      -----------                  ---------       ----     ------     -------    -----
     $11.25-25.00                  1,789,360       8.57     $14.29     669,620   $14.67
      -----------                  ---------       ----     ------     -------    -----
      -----------                  ---------       ----     ------     -------    -----

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended December 31, 1997 and 1996 would have been $11,864,000 and $2,230,000, respectively, and the basic loss per share would have been $.36 and less than $.01 per share, respectively. There were no stock options granted in 1995; accordingly, no compensation cost would have been recognized in that year.

The fair value of each option granted in 1997 and 1996 was estimated using the Black-Scholes option pricing model. The following assumptions were used in 1997: expected option life of 5 years; risk free interest rates ranging from 5.752% to 6.839%; estimated volatility of 55.74%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1997 was estimated to be $9.20 per share based on these assumptions. The following assumptions were used in 1996: expected option life of 5 years; risk free interest rates ranging from 5.261% to 6.022%; estimated volatility of 59.95%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1996 was estimated to be $7.22 per share based on these assumptions.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(10) EMPLOYEE BENEFITS
-------------------------------------------------------------------------------

PENSION PLANS:
The Company has a qualified defined benefit pension plan which covers its United States employees (Pension Plan). The Pension Plan has been curtailed and all benefit accruals were suspended effective May 31, 1991.

The benefits under the Pension Plan are based on years of service and the employee's average compensation during the highest consecutive sixty-month period in the fifteen years prior to retirement. No contribution was made to the Plan in 1997, 1996 or 1995.

The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31:

                                                                 1997         1996
                                                                 ----         ----
                                                                  (In Thousands)
     Actuarial present value of accumulated benefit obligation
      (all benefits are vested)                                  $(26,700)   (25,959)
                                                                 --------    -------
                                                                 --------    -------
     Projected benefit obligation for service rendered to date   $(26,700)   (25,959)
     Plan assets at fair market value, consisting primarily of
      listed stocks, bonds and other fixed income obligations      24,808     24,897
                                                                 --------    -------
     Unfunded pension liability                                    (1,892)    (1,062)
     Unrecognized net loss from past experience different from
      that assumed and effects of changes in assumptions            3,051      2,012
                                                                 --------    -------
     Pension asset recognized in the balance sheet               $  1,159        950
                                                                 --------    -------
                                                                 --------    -------

For 1997, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and the expected long-term rate of return on assets was 9%. For 1996, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and the expected long-term rate of return on assets was 9%. For 1995 the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and the expected long-term rate of return on assets was 9%.

The components of net pension expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                           1997        1996       1995
                                                           ----        ----       ----
                                                                  (In Thousands)
   Net pension expense (benefit) included the
     following components:
      Interest cost on projected benefit obligation     $ 1,931        1,926       2,049
      Actual return on plan assets                       (2,386)      (3,056)     (3,243)
      Net amortization and deferral                         247        1,098       1,234
                                                        -------       ------      ------
   Net pension expense (benefit)                        $  (208)         (32)         40
                                                        -------       ------      ------
                                                        -------       ------      ------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(10) EMPLOYEE BENEFITS (CONTINUED):
-------------------------------------------------------------------------------

The Company has a non-qualified unfunded supplementary retirement plan that provides certain officers with defined retirement benefits in excess of qualified plan limits imposed by Federal tax law. Benefit accruals under this plan were suspended effective May 31, 1991 in connection with suspension of benefit accruals under the Pension Plan. At December 31, 1997 the projected benefit obligation under this plan totaled $618,000, which amount is included in other liabilities in the accompanying balance sheet. The projected benefit obligation is determined using the same discount rate as is used for calculations for the Pension Plan.

As a result of suspension of benefit accruals under the Pension Plan and the supplementary retirement plan, the Company records as a liability the unfunded pension liability attributable to these plans. Changes in the minimum unfunded pension liability are recorded as adjustments to capital surplus.

Canadian Forest's employees are members of a non-contributory defined benefit pension plan (Canadian Pension Plan). The benefits under the Canadian Pension Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement. Canadian Forest's contribution to the Canadian Pension Plan was $47,000 in 1996. No contribution was made to the Canadian Pension Plan in 1997.

The following table sets forth the Canadian Pension Plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31:

                                                              1997        1996
                                                              ----        ----
                                                               (In Thousands)
   Actuarial present value of accumulated benefit obligation
     (all benefits are vested)                               $(4,362)    (4,119)
                                                             -------     ------
                                                             -------     ------
   Projected benefit obligation for service rendered to date $(4,362)    (4,119)
   Plan assets at fair market value, consisting primarily of
     listed stocks, bonds and other fixed income obligations   5,171      4,922
                                                             -------     ------
   Pension surplus                                               809        803
   Unrecognized net gain from past experience different from
     that assumed and effects of changes in assumptions         (983)      (915)
                                                             -------     ------
   Pension liability recognized in the balance sheet         $  (174)      (112)
                                                             -------     ------
                                                             -------     ------

For 1997 and 1996, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and the expected long-term rate of return on assets was 7%.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(10) EMPLOYEE BENEFITS (CONTINUED):
-------------------------------------------------------------------------------

The components of net pension expense for the year ended December 31 are as follows:

                                                           1997        1996
                                                           ----        ----
                                                            (In Thousands)
   Net pension expense included the
     following components:
       Interest cost on projected benefit obligation     $ 465         456
       Actual return on plan assets                       (325)       (310)
       Net amortization and deferral                       (51)        (69)
                                                         -----        ----
       Net pension expense                               $  89          77
                                                         -----        ----
                                                         -----        ----

RETIREMENT SAVINGS PLANS:
The Company sponsors a qualified tax deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. Employees may defer up to 10% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation. In the first six months of 1995, Company contributions were made using treasury stock. In the last six months of 1995 and in the first nine months of 1996, Company contributions were made by issuing authorized but unissued shares of Common Stock. In the last three months of 1996 and all of 1997, Company contributions were made in cash. The expense associated with the Company's contribution was $482,000 in 1997, $399,000 in 1996 and $423,000 in 1995.

Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. Certain limitations are in effect with respect to withdrawals from the plan. Canadian Forest's contribution to the plan was $117,000 in 1997 and $95,000 in 1996.

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

The Company's obligation to one retiree under a revised retirement agreement was payable in Common Stock or cash, at the Company's option, in May of each year from 1993 through 1996 at approximately $190,000 per year with the balance of $149,000 paid in May 1997. The Agreements for the other six Retirees provide for supplemental retirement payments totaling approximately $970,000 in 1998 and approximately $770,000 per year in 1999 and 2000.

The $2,090,000 present value of the amounts due under the agreements, discounted at 13%, is included in other current and long-term liabilities.

LIFE INSURANCE:
The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. The premiums for the life insurance policies were $921,000 in each of the years 1997, 1996 and 1995, of which $831,000 is for policies for retired executives. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(10) EMPLOYEE BENEFITS (CONTINUED):
-------------------------------------------------------------------------------


POSTRETIREMENT BENEFITS:
The Company accrues expected costs of providing postretirement benefits to employees, their beneficiaries and covered dependents in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106).

The following table sets forth the status of the postretirement benefit plan and the amounts recognized in the Company's consolidated financial statements at December 31:

                                                           1997        1996
                                                           ----        ----
                                                            (In Thousands)
     Retired participants                                 $4,963      4,522
     Active participants fully eligible for benefits         286        256
     Other active participants                             1,312      1,101
                                                          ------      -----
     Accumulated postretirement benefit obligation (APBO)  6,561      5,879
     Plan assets at fair market value                          -          -
                                                          ------      -----
     APBO in excess of plan assets                         6,561      5,879
     Unrecognized loss                                      (764)      (166)
                                                          ------      -----
     Accrued postretirement benefit liability             $5,797      5,713
                                                          ------      -----
                                                          ------      -----

The discount rates used in determining the actuarial present value of the APBO at December 31, 1997, 1996 and 1995 were 7.25%, 7.75% and 7.25%, respectively.

The components of postretirement benefit expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                          1997        1996      1995
                                                          ----        ----      ----
                                                                 (In Thousands)
     Service cost                                         $147        131         83
     Interest cost on APBO                                 454        418        421
                                                          ----        ----      ----
     Postretirement benefit cost                          $601        549        504
                                                          ----        ----      ----
                                                          ----        ----      ----

For 1997, a 1% increase in health care cost trends would have increased the APBO by $922,000 and the service and interest cost by $85,000.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(11) COMMITMENTS AND CONTINGENCIES:
-------------------------------------------------------------------------------

Future rental payments for office facilities and equipment under the remaining terms of noncancelable leases are $1,526,000, $1,425,000, $1,225,000, $1,145,000 and $1,151,000 for the years ending December 31, 1998 through 2002, respectively.

Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $1,120,000 in 1997, $1,050,000 in 1996 and $972,000 in 1995. Net rental payments charged to expense amounted to $4,149,000 in 1997, $3,336,000 in 1996 and $3,529,000
in 1995. Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1997 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 13.6 BCF of natural gas in 1998 at an average price of $1.83 CDN per MCF and approximately 5.4 BCF of natural gas in 1999 at an average price of approximately $2.16 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997 Canadian Forest supplied 27% of the gas for the Netback Pool.

As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas through 1999. ProMark has commitments to purchase and commitments to resell approximately 125,000 MCF per day through October 31, 1998 and approximately 7,000 MCF per day thereafter through October 31, 1999. The Company could be exposed to loss in the event that a counterparty to these agreements failed to perform in accordance with the terms of the agreements.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

(12) FINANCIAL INSTRUMENTS:
-------------------------------------------------------------------------------

ENERGY SWAPS AND COLLARS:

In order to hedge against the effects of declines in oil and natural gas prices on the Company's future oil and gas production, the Company enters into energy swap agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts."
 In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. For the years ended December 31, 1997, 1996 and 1995, the Company's gains (losses) under its swap agreements were $(7,439,000), $(10,422,000) and $3,536,000, respectively. The Company also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(12) FINANCIAL INSTRUMENTS (CONTINUED):
-------------------------------------------------------------------------------

The following table summarizes outstanding energy swaps at December 31, 1997:

                                               1998       1999      2000     2001     2002
                                               ----       ----      ----     ----     ----
UNITED STATES(1)

Natural Gas Swaps:
     Contract volumes (BBTU)                   10,435     1,056      793      660       37
     Weighted average price (per MMBTU)        $ 2.33      2.21     2.15     2.19     2.80

Oil Swaps:
     Contract volumes (MBBLS)                     180         -        -        -        -
     Weighted average price (per barrel)       $20.50         -        -        -        -

CANADA(2)

Natural Gas Swaps:
     Contract volumes (BBTU)                    1,647         -        -        -        -
     Weighted average price (per MMBTU)         $1.21         -        -        -        -

Oil Swaps:
     Contract volumes (MBBLS)                     303         -        -        -        -
     Weighted average price (per barrel)       $20.57         -        -        -        -

(1)  Settled on the basis of New York Mercantile Exchange prices.

(2)  Settled on the basis of Alberta Energy Company "C" U.S. dollar prices.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

Subsequent to December 31, 1997 the Company entered into eight additional natural gas swaps. The swaps are for 36,000 MMBTU of natural gas per day from March 1998 to November 1998 at fixed prices ranging from $1.62 per MMBTU (AECO "C", U.S. $ basis) to $2.35 per MMBTU (NYMEX basis), with a weighted average price of $2.29 per MMBTU.

The Company also uses basis swaps in connection with energy swaps to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold. At December 31, 1997 there were three basis swaps in place, for a weighted average volume of approximately 11,000 MMBTU/day through December 1998. Subsequent to December 31, 1997, the Company entered into two additional basis swaps through September 1998, for a weighted average volume of approximately 14,000 MMBTU/day.

The Company is exposed to off-balance-sheet risks associated with swap agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap agreements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(12) FINANCIAL INSTRUMENTS (CONTINUED):
-------------------------------------------------------------------------------

When the Company purchased Canadian Forest in January 1996, interest rate swaps were in place to hedge the interest rate on Canadian Forest's bank debt.
 These swaps which expire in 1998, fix the interest rate on approximately $30,000,000 CDN of long-term debt. Prior to September 1997, amounts received or paid upon monthly settlement were recorded as adjustments to the interest expense related to the debt. Following the September 1997 repayment of Canadian Forest's bank debt, however, the swaps are required to be marked to market and any gains or losses resulting from changes in the market value recorded in earnings.

Set forth below is the estimated fair value of certain on- and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 1997:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:
The carrying amount of these instruments approximates fair value due to their short maturity.

PRODUCTION PAYMENT OBLIGATION:
The fair value of the Company's production payment obligation has been estimated as approximately $9,400,000 by discounting the projected future cash payments required under the agreement by 8.567%.

SENIOR SUBORDINATED NOTES:
The fair value of the Company's 8 3/4% Senior Subordinated Notes was approximately $126,250,000, based upon quoted market prices of the Notes.

The fair value of the Company's 11 1/4% Senior Subordinated Notes was approximately $9,327,000, based upon quoted market prices of the Notes.

INTEREST RATE SWAP AGREEMENTS:
The fair value of the Company's interest rate swap agreements was a loss of approximately $635,000, which amount has been recorded as a liability at December 31, 1997.

ENERGY SWAP AGREEMENTS:
The fair value of the Company's energy swap agreements was a gain of approximately $2,324,000, based upon the estimated net amount the Company would receive to terminate the agreements.

BASIS SWAP AGREEMENTS:
The fair value of the Company's basis swap agreements was a gain of approximately $48,000, based upon the estimated net amount the Company would receive to terminate the agreements.

(13) MAJOR CUSTOMERS:
-------------------------------------------------------------------------------

The Company's sales to individual customers which exceeded 10% of the Company's total revenue in 1995 (exclusive of the effects of energy swaps and hedges) are shown below. No single customer accounted for more than 10% of total revenue in 1997 or in 1996.

                                            1995
                                       --------------
                                       (In Thousands)
     Enron Affiliates                     $30,916
     Chevron USA Production Company        11,893

The amount shown for Enron Affiliates includes oil and natural gas sales to Enron Gas Marketing Inc., Enron Oil & Gas Company, EOTT Energy Corporation, Cactus Funding Corporation, Cactus Hydrocarbon III Limited Partnership, Enron Gas Services Corporation and Enron Reserve Acquisition. Approximately $17,217,000 represents sales recorded for deliveries under volumetric production payments.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(14) GAS CONTRACT SETTLEMENT:
-------------------------------------------------------------------------------

The Company had gas sales contracts with Columbia Gas Transmission (Columbia) which were rejected by Columbia in 1991 in connection with its bankruptcy proceedings. The Company had a secured claim of approximately $1,600,000 relating to Columbia's failure to pay the contract price for a period of time prior to the rejection of the contracts. The Company also had an unsecured claim relating to the rejection of the gas purchase contracts. In 1995, the creditors reached agreement with Columbia regarding settlement of the various claims. The Company received the amount recorded as a receivable from Columbia and also recorded approximately $4,263,000 of revenue representing the Company's portion of the settlement amount related to its unsecured claim, net of a provision for royalties payable.

 (15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------------------------------

                                                               FIRST    SECOND     THIRD    FOURTH
                                                              QUARTER   QUARTER   QUARTER   QUARTER
                                                              -------   -------   -------   -------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
----
REVENUE                                                       $93,063   77,655     81,977   86,946
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
EARNINGS FROM OPERATIONS                                      $10,607    2,231      6,738   11,079
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                     $ 4,522   (3,196)       583    1,180
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
NET EARNINGS (LOSS)                                           $ 4,522   (3,196)   (11,776)   1,180
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK              $ 4,333   (3,196)   (11,776)   1,180
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
BASIC EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM     $  0.14    (0.10)      0.02     0.03
BASIC EARNINGS (LOSS) PER SHARE                               $  0.14    (0.10)     (0.35)    0.03
DILUTED EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM   $  0.13    (0.10)      0.02     0.03
DILUTED EARNINGS (LOSS) PER SHARE                             $  0.13    (0.10)     (0.34)    0.03

1996
----
Revenue                                                       $60,406   79,705     83,565   92,411
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
Earnings from operations                                      $ 7,072    4,692      6,185   10,542
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
Earnings (loss) before extraordinary item                     $  (386)  (2,901)       879    3,547
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
Net earnings (loss)                                           $  (386)  (2,901)       879    5,713
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
Net earnings (loss) attributable to common stock              $  (926)  (3,441)       340    5,174
                                                              -------   -------   -------   -------
                                                              -------   -------   -------   -------
Basic earnings (loss) per share before extraordinary item     $ (0.04)   (0.14)      0.01     0.10
Basic earnings (loss) per share                               $ (0.04)   (0.14)      0.01     0.18
Diluted earnings (loss) per share before extraordinary item   $ (0.04)   (0.14)      0.01     0.09
Diluted earnings (loss) per share                             $ (0.04)   (0.14)      0.01     0.16

                                       74

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(16) BUSINESS AND GEOGRAPHICAL SEGMENTS:
-------------------------------------------------------------------------------

The Company operates in geographic segments in the United States and Canada, and in two business segments as follows:

                                               UNITED
                                               STATES         CANADA          TOTAL
                                               ------         ------          ----
                                                          (IN THOUSANDS)
1997
----
   GAS MARKETING AND PROCESSING:
     REVENUE                                  $    863        183,536       184,399
                                              --------        -------       -------
                                              --------        -------       -------
     DEPRECIATION AND DEPLETION EXPENSE       $      -          2,343         2,343
                                              --------        -------       -------
                                              --------        -------       -------
     OPERATING PROFIT                         $    863          5,346         6,209
                                              --------        -------       -------
                                              --------        -------       -------
     IDENTIFIABLE ASSETS                      $      -         48,792        48,792
                                              --------        -------       -------
                                              --------        -------       -------
     CAPITAL EXPENDITURES                     $      -             30            30
                                              --------        -------       -------
                                              --------        -------       -------
   OIL AND GAS OPERATIONS:
     REVENUE                                  $100,895         54,347       155,242
                                              --------        -------       -------
                                              --------        -------       -------
     DEPRECIATION AND DEPLETION EXPENSE       $ 52,320         25,328        77,648
                                              --------        -------       -------
                                              --------        -------       -------
     OPERATING PROFIT                         $ 27,712         13,598        41,310
                                              --------        -------       -------
                                              --------        -------       -------
     IDENTIFIABLE ASSETS                      $378,373        220,617       598,990
                                              --------        -------       -------
                                              --------        -------       -------
     CAPITAL EXPENDITURES                     $ 98,550         57,615       156,165
                                              --------        -------       -------
                                              --------        -------       -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(16) BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED):
-------------------------------------------------------------------------------

                                               UNITED
                                               STATES         CANADA          TOTAL
                                               ------         ------          ----
                                                          (IN THOUSANDS)
1996
----
   Gas marketing and processing:
     Revenue                                  $    927        186,447        187,374
                                              --------        -------        -------
                                              --------        -------        -------
     Depreciation and depletion expense       $      -          2,263          2,263
                                              --------        -------        -------
                                              --------        -------        -------
     Operating profit                         $    927          5,478          6,405
                                              --------        -------        -------
                                              --------        -------        -------
     Identifiable assets                      $      -         54,215         54,215
                                              --------        -------        -------
                                              --------        -------        -------
     Capital expenditures                     $      -          6,183          6,183
                                              --------        -------        -------
                                              --------        -------        -------
   Oil and gas operations:
     Revenue                                  $ 80,811         47,902        128,713
                                              --------        -------        -------
                                              --------        -------        -------
     Depreciation and depletion expense       $ 39,880         20,925         60,805
                                              --------        -------        -------
                                              --------        -------        -------
     Operating profit                         $ 21,142         14,567         35,709
                                              --------        -------        -------
                                              --------        -------        -------
     Identifiable assets                      $326,399        182,844        509,243
                                              --------        -------        -------
                                              --------        -------        -------
     Capital expenditures                     $ 74,734        169,384        244,118
                                              --------        -------        -------
                                              --------        -------        -------

In 1995 the Company's only business segment was oil and gas operations, which were conducted entirely in the United States.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED):
-------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (Statement No. 69), except as noted.

(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES - The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1997, 1996 and 1995:

                                               UNITED
                                               STATES         CANADA          TOTAL
                                               ------         ------          ----
                                                          (IN THOUSANDS)
1997
----
     PROPERTY ACQUISITION COSTS (UNDEVELOPED
      LEASES AND PROVED PROPERTIES)            $ 1,704          6,675          8,379
     EXPLORATION COSTS                          50,686         14,752         65,438
     DEVELOPMENT COSTS                          46,160         36,218         82,378
                                              --------        -------        -------
       TOTAL                                   $98,550         57,645        156,195
                                              --------        -------        -------
                                              --------        -------        -------
1996
----
     Property acquisition costs (undeveloped
      leases and proved properties)            $16,122        142,833 (1)    158,955
     Exploration costs                          36,696          6,743         43,439
     Development costs                          21,916         19,808         41,724
                                              --------        -------        -------
       Total                                   $74,734        169,384        244,118
                                              --------        -------        -------
                                              --------        -------        -------
1995
----
     Property acquisition costs (undeveloped
      leases and proved properties)            $   844         25,963 (2)     26,807
     Exploration costs                          12,739              -         12,739
     Development costs                          13,198              -         13,198
                                              --------        -------        -------
       Total                                   $26,781         25,963         52,744
                                              --------        -------        -------
                                              --------        -------        -------

(1) Consists primarily of the oil and gas properties acquired in the purchase of Canadian Forest.
(2)  Consists of the oil and gas properties acquired in the purchase of Saxon.

(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities as of December 31 for the years indicated are as follows:

                                                              1997           1996           1995
                                                             ------         ------         ------
                                                                        (IN THOUSANDS)
     Costs related to proved properties                    $ 1,521,325      1,381,289      1,169,636
     Costs related to unproved properties:
         Costs subject to depletion                             12,217         32,007         18,011
         Costs not subject to depletion                         60,901         43,916         28,380
                                                           -----------     ----------     ----------
                                                             1,594,443      1,457,212      1,216,027
     Less accumulated depletion and valuation allowance    (1,075,940)     (1,001,604)      (941,482)
                                                           -----------     ----------     ----------
                                                           -----------     ----------     ----------
                                                           $   518,503        455,608        274,545
                                                           -----------     ----------     ----------
                                                           -----------     ----------     ----------

                                       77

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

(C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - Results of operations from producing activities for the years ended December 31, 1997, 1996 and 1995 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

                                                       UNITED
                                                       STATES         CANADA          TOTAL
                                                       ------         ------          -----
                                                                  (IN THOUSANDS)
1997
----
     OIL AND GAS SALES                                $100,895         54,347        155,242

     PRODUCTION EXPENSE                                 20,863         15,421         36,284
     DEPLETION EXPENSE                                  51,741         24,708         76,449
     INCOME TAX EXPENSE                                      -          7,191          7,191
                                                      --------        -------        -------
                                                        72,604         47,320        119,924
                                                      --------        -------        -------
     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES   $28,291          7,027         35,318
                                                      --------        -------        -------
                                                      --------        -------        -------
1996
----
     Oil and gas sales                                 $80,811         47,902        128,713

     Production expense                                 19,789         12,410         32,199
     Depletion expense                                  39,331         20,297         59,628
     Income tax expense                                      -          6,864          6,864
                                                      --------        -------        -------
                                                        59,120         39,571         98,691
                                                      --------        -------        -------
     Results of operations from producing activities   $21,691          8,331         30,022
                                                      --------        -------        -------
                                                      --------        -------        -------
1995
----
     Oil and gas sales                                 $82,275              -         82,275

     Production expense                                 22,463              -         22,463
     Depletion expense                                  42,973              -         42,973
                                                      --------        -------        -------
                                                        65,436              -         65,436
                                                      --------        -------        -------
     Results of operations from producing activities   $16,839              -         16,839
                                                      --------        -------        -------
                                                      --------        -------        -------

(D) ESTIMATED PROVED OIL AND GAS RESERVES - The Company's estimate of its proved and proved developed future net recoverable oil and gas reserves and changes for 1995, 1996 and 1997 follows. The Canadian reserves at December 31, 1997 and 1996 and 1995 include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a majority interest.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangement, including energy swap agreements (see Note 12), but not on escalations based on future conditions. Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

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

The Company's presentation of estimated proved oil and gas reserves excludes, for 1995 and 1996, those quantities attributable to future deliveries required under volumetric production payments (see Note 6). In order to calculate such amounts, the Company assumed that deliveries under volumetric production payments were made as scheduled at expected BTU factors, and that delivery commitments were satisfied through delivery of actual volumes as opposed to cash settlements.

On June 30, 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. Net reserves of approximately 3.1 BCFE, which were dedicated to repayment of this volumetric production payment, reverted to the Company's interest.

The Company has also presented for 1996 and 1995, as additional information, proved oil and gas reserves including quantities attributable to future deliveries required under volumetric production payments. The Company believes that this information is informative to readers of its financial statements as the related oil and gas property costs and deferred revenue are included on the Company's balance sheets for 1996 and 1995. This additional information is not presented in accordance with Statement No. 69; however, the Company believes this additional information is useful in assessing its reserve acquisitions and financial position on a comprehensive basis.

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

                                                             LIQUIDS                            GAS
                                                  ---------------------------     -----------------------------
                                                             (MBBLS)                           (MMCF)
                                                  UNITED                          UNITED
                                                  STATES     CANADA     TOTAL     STATES       CANADA     TOTAL
                                                  ------     ------     -----     ------       ------     -----
Balance at December 31, 1994                       7,313          -     7,313     231,638           -    231,638
     Revisions of previous estimates                (227)         -      (227)      2,398           -      2,398
     Extensions and discoveries                       18          -        18       6,861           -      6,861
     Production                                   (1,028)         -    (1,028)    (24,222)          -    (24,222)
     Sales of reserves in place                       (6)         -        (6)     (2,438)          -     (2,438)
     Purchases of reserves in place                   59      4,338     4,397       1,435      16,218     17,653
                                                  ------     ------    ------     -------     -------    -------
Balance at December 31, 1995                       6,129      4,338    10,467     215,672      16,218    231,890
     Volumes attributable to volumetric
      production payments                             74          -        74       6,238           -      6,238
                                                  ------     ------    ------     -------     -------    -------
     Balance at December 31, 1995, including
      volumes attributable to volumetric
      production payments                          6,203      4,338    10,541     221,910      16,218    238,128
                                                  ------     ------    ------     -------     -------    -------
                                                  ------     ------    ------     -------     -------    -------
Balance at December 31, 1995                       6,129      4,338    10,467     215,672      16,218    231,890
     Revisions of previous estimates                 335       (431)      (96)     (4,989)     (3,446)    (8,435)
     Extensions and discoveries                      357      4,440     4,797      32,507       7,779     40,286
     Production                                   (1,030)    (1,645)   (2,675)    (25,456)    (13,872)   (39,328)
     Sales of reserves in place                      (16)      (612)     (628)     (1,132)       (326)    (1,458)
     Purchases of reserves in place                   23     12,126    12,149      14,653      96,572    111,225
                                                  ------     ------    ------     -------     -------    -------
Balance at December 31, 1996                       5,798     18,216    24,014     231,255     102,925    334,180
     Volumes attributable to volumetric
      production payments                              -          -         -       3,070           -      3,070
                                                  ------     ------    ------     -------     -------    -------
     Balance at December 31, 1996, including
      volumes attributable to volumetric
      production payments                          5,798     18,216    24,014     234,325     102,925    337,250
                                                  ------     ------    ------     -------     -------    -------
                                                  ------     ------    ------     -------     -------    -------
BALANCE AT DECEMBER 31, 1996                       5,798     18,216    24,014     231,255     102,925    334,180
     REVISIONS OF PREVIOUS ESTIMATES                 965        247     1,212      23,173      12,779     35,952
     EXTENSIONS AND DISCOVERIES                      876      1,688     2,564      37,759      12,005     49,764
     PRODUCTION                                   (1,267)    (1,940)   (3,207)    (34,018)    (15,017)   (49,035)
     SALES OF RESERVES IN PLACE                     (268)        11      (257)     (4,349)        217     (4,132)
     PURCHASES OF RESERVES IN PLACE                   22        288       310       1,033       7,483      8,516
     SETTLEMENT OF VOLUMETRIC PRODUCTION PAYMENT       -          -         -       3,070           -      3,070
                                                  ------     ------    ------     -------     -------    -------
BALANCE AT DECEMBER 31, 1997                       6,126     18,510    24,636     257,923     120,392    378,315
                                                  ------     ------    ------     -------     -------    -------
                                                  ------     ------    ------     -------     -------    -------
     PRO FORMA RESERVES GIVING EFFECT TO THE
      LOUISIANA ACQUISITION (SEE NOTE 2)          18,709     18,510    37,219     366,382     120,392    486,774
                                                  ------     ------    ------     -------     -------    -------
                                                  ------     ------    ------     -------     -------    -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

                                                        OIL AND CONDENSATE                    GAS
                                                    ---------------------------    --------------------------
                                                               (MBBLS)                       (MMCF)
                                                    UNITED                        UNITED
                                                    STATES     CANADA   TOTAL     STATES    CANADA     TOTAL
                                                    ------     ------   -----     ------    ------     -----
Proved developed reserves at:
     December 31, 1994                               6,775         -     6,775    179,574         -    179,574
     December 31, 1995                               5,678     3,188     8,866    156,471    14,184    170,655
     December 31, 1996                               5,311    13,260    18,571    165,629    70,856    236,485
     DECEMBER 31, 1997                               5,493    14,291    19,784    179,986   109,849    289,835

Pro forma proved developed reserves
     giving effect to the Louisiana Acquisition
     (see Note 2)                                   14,527    14,291    28,818    262,724   109,849    372,573

(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, energy swap agreements or volumetric production payments. At December 31, 1997, 1996 and 1995, the Canadian amounts include 100% of amounts attributable to the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a majority interest. In the case of contracts, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. Future oil and gas sales also include the estimated effects of existing energy swap agreements as discussed in Note 12.

Future income tax expenses are estimated using the statutory tax rate of 35% in the United States and a combined Federal and Provincial rate of 44.62% in Canada. Estimates for future general and administrative and interest expense have not been considered.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

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

The Company's presentation of the standardized measure of discounted future net cash flows and changes therein excludes, for 1996 and 1995, amounts attributable to future deliveries required under volumetric production payments. In order to calculate such amounts, the Company has assumed that deliveries under volumetric production payments were made as scheduled, that production costs corresponding to the volumes delivered were incurred by the Company at average rates for the properties subject to the production payments, and that delivery commitments were satisfied through delivery of actual volumes as opposed to cash settlements.

On June 30, 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. Net reserves of approximately 3.1 BCFE, which were dedicated to repayment of this volumetric production payment, reverted to the Company's interest.

The Company has also presented for 1996 and 1995, as additional information, the standardized measure of discounted future net cash flows and changes therein including amounts attributable to future deliveries required under volumetric production payments. The Company believes that this information is informative to readers of its financial statements because the related oil and gas property costs and deferred revenue were shown on the Company's balance sheets for 1996 and 1995. This additional information is not required to be presented in accordance with Statement No. 69; however, the Company believes this additional information is useful in assessing its reserve acquisitions and financial position on a comprehensive basis.

                                                                        DECEMBER 31, 1997
                                                                 -------------------------------
                                                                  UNITED
                                                                  STATES     CANADA      TOTAL
                                                                  ------     ------      -----
                                                                          (IN THOUSANDS)
     FUTURE OIL AND GAS SALES                                   $ 759,556    470,121   1,229,677
     FUTURE PRODUCTION AND DEVELOPMENT COSTS                     (273,850)  (193,733)   (467,583)
                                                                ---------   --------   ---------
     FUTURE NET REVENUE                                           485,706    276,388     762,094
     10% ANNUAL DISCOUNT FOR ESTIMATED TIMING OF CASH FLOWS      (176,507)   (99,081)   (275,588)
                                                                ---------   --------   ---------
     PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES   309,199    177,307     486,506
     PRESENT VALUE OF FUTURE INCOME TAX EXPENSE                   (19,899)   (27,037)    (46,936)
                                                                ---------   --------   ---------
     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS   $ 289,300    150,270     439,570
                                                                ---------   --------   ---------
                                                                ---------   --------   ---------
     PRO FORMA PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE
       INCOME TAXES GIVING EFFECT TO THE LOUISIANA
       ACQUISITION (SEE NOTE 2)                                 $ 579,780    177,307     757,087
                                                                ---------   --------   ---------
                                                                ---------   --------   ---------
     PRO FORMA STANDARDIZED MEASURE OF DISCOUNTED CASH FLOWS
       GIVING EFFECT TO THE LOUISIANA ACQUISITION (SEE NOTE 2)  $ 554,867    150,270     705,137
                                                                ---------   --------   ---------
                                                                ---------   --------   ---------

Undiscounted future income tax expense was $45,911,000 in the United States and $57,981,000 in Canada at December 31, 1997.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                        DECEMBER 31, 1996
                                                                 -------------------------------
                                                                  UNITED
                                                                  STATES     CANADA      TOTAL
                                                                  ------     ------      -----
                                                                          (IN THOUSANDS)
     Future oil and gas sales                                   $ 964,943     580,563   1,545,506
     Future production and development costs                     (258,866)   (168,136)   (427,002)
                                                                ---------    --------   ---------
     Future net revenue                                           706,077     412,427   1,118,504
     10% annual discount for estimated timing of cash flows      (250,527)   (165,788)   (416,315)
                                                                ---------    --------   ---------
     Present value of future net cash flows before income taxes   455,550     246,639     702,189
     Present value of future income tax expense                   (71,339)    (70,981)   (142,320)
                                                                ---------    --------   ---------
     Standardized measure of discounted future net cash flows     384,211     175,658     559,869
     Additional disclosures:
       Amounts attributable to volumetric production payments       3,126           -       3,126
                                                                ---------    --------   ---------
       Total discounted future net cash flows, including amounts
        attributable to volumetric production payments           $387,337     175,658     562,995
                                                                ---------    --------   ---------
                                                                ---------    --------   ---------

Undiscounted future income tax expense was $134,835,000 in the United States and $127,833,000 in Canada at December 31, 1996.

                                                                        DECEMBER 31, 1995
                                                                 -------------------------------
                                                                  UNITED
                                                                  STATES     CANADA      TOTAL
                                                                  ------     ------      -----
                                                                          (IN THOUSANDS)
     Future oil and gas sales                                   $ 554,609     93,021     647,630
     Future production and development costs                     (195,399)   (43,060)   (238,459)
                                                                ---------    -------    ---------
     Future net revenue                                           359,210     49,961     409,171
     10% annual discount for estimated timing of cash flows      (122,528)   (19,108)   (141,636)
                                                                ---------    -------    ---------
     Present value of future net cash flows before income taxes   236,682     30,853     267,535
     Present value of future income tax expense                    (8,855)    (1,763)    (10,618)
                                                                ---------    -------    ---------
     Standardized measure of discounted future net cash flows     227,827     29,090     256,917
     Additional disclosures:
       Amounts attributable to volumetric production payments       8,476          -       8,476
                                                                ---------    -------    ---------
       Total discounted future net cash flows, including amounts
        attributable to volumetric production payments          $ 236,303     29,090     265,393
                                                                ---------    -------    ---------
                                                                ---------    -------    ---------

Undiscounted future income tax expense was $22,316,000 in the United States and $2,924,000 in Canada at December 31, 1995.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years follows. At December 31, 1997, 1996 and 1995, the Canadian amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company holds a majority interest.

                                                                               DECEMBER 31, 1997
                                                                        -------------------------------
                                                                         UNITED
                                                                         STATES     CANADA       TOTAL
                                                                         ------     ------       -----
                                                                                 (IN THOUSANDS)
Standardized measure of discounted future net cash flows relating
  to proved oil and gas reserves, at beginning of year                 $ 384,211     175,658    559,869

Changes resulting from:
     Sales of oil and gas, net of production costs                       (80,895)    (38,926)  (119,821)
     Net changes in prices and future production costs                  (218,986)   (110,526)  (329,512)
     Net changes in future development costs                             (22,830)    (19,905)   (42,735)
     Extensions, discoveries and improved recovery                        48,090      19,022     67,112
     Previously estimated development costs incurred during the period    42,507      35,329     77,836
     Revisions of previous quantity estimates                             38,055      13,445     51,500
     Sales of reserves in place                                           (5,066)        301     (4,765)
     Purchases of reserves in place                                        3,142       7,264     10,406
     Settlement of volumetric production payment                           3,126           -      3,126
     Accretion of discount on reserves at beginning of year before
      income taxes                                                        45,926      24,664     70,590
     Net change in income taxes                                           52,020      43,944     95,964
                                                                       ---------     -------   --------
Standardized measure of discounted future net cash flows relating
  to proved oil and gas reserves, at end of year                       $ 289,300     150,270    439,570
                                                                       ---------     -------   --------
                                                                       ---------     -------   --------
Pro forma standardized measure of discounted future
  net cash flows giving effect to the Louisiana
  Acquisition (see Note 2)                                             $ 554,867     150,270    705,137
                                                                       ---------     -------   --------
                                                                       ---------     -------   --------

The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997 was based on average natural gas prices of approximately $2.55 per MCF in the U.S. and approximately $1.30 per MCF in Canada and on average liquids prices of approximately $16.73 per barrel in the U.S. and approximately $13.71 per barrel in Canada. Subsequent to December 31, 1997 the prices of oil and gas decreased significantly. During March 1998, the Company was receiving average natural gas prices of approximately $2.27 per MCF in the U.S. and approximately $1.23 per MCF in Canada. The West Texas Intermediate price for crude oil decreased from $14.75 per barrel at December 31, 1997 to $12.25 per barrel at March 1, 1998. Had the lower March prices been used, the Company's standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997 would have been reduced.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                               DECEMBER 31, 1996
                                                                        -------------------------------
                                                                         UNITED
                                                                         STATES     CANADA       TOTAL
                                                                         ------     ------       -----
                                                                                  (IN THOUSANDS)
Standardized measure of discounted future net cash flows relating
  to proved oil and gas reserves, at beginning of year                 $227,827       29,090    256,917

Changes resulting from:
     Sales of oil and gas, net of production costs                      (56,768)     (35,492)   (92,260)
     Net changes in prices and future production costs                  169,975       96,547    266,522
     Net changes in future development costs                            (14,192)      (8,256)   (22,448)
     Extensions, discoveries and improved recovery                       60,423       37,491     97,914
     Previously estimated development costs incurred during the period   19,734       18,939     38,673
     Revisions of previous quantity estimates                            (4,396)      (8,054)   (12,450)
     Sales of reserves in place                                          (2,405)      (3,993)    (6,398)
     Purchases of reserves in place                                      21,948      115,518    137,466
     Accretion of discount on reserves at beginning of year before
      income taxes                                                       24,549        3,085     27,634
     Net change in income taxes                                         (62,484)     (69,217)  (131,701)
                                                                       --------      -------   --------
Standardized measure of discounted future net cash flows relating
  to proved oil and gas reserves, at end of year                        384,211      175,658    559,869

Additional disclosures:
     Amounts attributable to volumetric production payments               3,126            -      3,126
                                                                       ---------     -------   --------
     Total discounted future net cash flows relating to proved
      oil and gas reserves, including amounts attributable to
      volumetric production payments, at end of year                   $ 387,337     175,658    562,995
                                                                       ---------     -------   --------
                                                                       ---------     -------   --------

The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996 was based on average natural gas prices of approximately $3.50 per MCF in the U.S. and approximately $2.10 per MCF in Canada and on average liquids prices of approximately $26.25 per barrel in the U.S. and approximately $19.10 per barrel in Canada.

(17) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):
-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                               DECEMBER 31, 1995
                                                                        -------------------------------
                                                                         UNITED
                                                                         STATES     CANADA       TOTAL
                                                                         ------     ------       -----
                                                                                (IN THOUSANDS)
   Standardized measure of discounted future net cash flows
    relating to proved oil and gas reserves, at beginning of
    year                                                               $207,549          -     207,549

   Changes resulting from:
     Sales of oil and gas, net of production costs                      (48,090)         -     (48,090)
     Net changes in prices and future production costs                   43,991          -      43,991
     Net changes in future development costs                             (3,392)         -      (3,392)
     Extensions, discoveries and improved recovery                        7,231          -       7,231
     Previously estimated development costs incurred
      during the period                                                   7,633          -       7,633
     Revisions of previous quantity estimates                               127          -         127
     Sales of reserves in place                                          (3,114)         -      (3,114)
     Purchases of reserves in place                                         865     30,853      31,718
     Accretion of discount on reserves at beginning of year before
      income taxes                                                       23,102          -      23,102
     Net change in income taxes                                          (8,075)    (1,763)     (9,838)
                                                                       --------     ------     -------
     Standardized measure of discounted future net cash flows
      relating to proved oil and gas reserves, at end of year           227,827     29,090     256,917
     Additional disclosures:
       Amounts attributable to volumetric production payments             8,476          -       8,476
       Total discounted future net cash flows relating to proved
        oil and gas reserves, including amounts attributable to
        volumetric production payments, at end of year                 $236,303     29,090     265,393
                                                                       --------     ------     -------
                                                                       --------     ------     -------

The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1995 was based on average natural gas prices of approximately $2.00 per MCF in the U.S. and approximately $.99 per MCF in Canada and on average liquids prices of approximately $19.96 per barrel in the U.S. and approximately $16.87 per barrel in Canada.

                                       PART III

For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held in May, 1998 which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning
Item 10 - Executive Officers of Registrant, see Part I - Item 4A.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements

               1.   Independent Auditors' Report

               2.   Consolidated Balance Sheets - December 31, 1997 and 1996

               3. Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

               4. Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995

               5. Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

               6. Notes to Consolidated Financial Statements - Years ended December 31, 1997, 1996 and 1995

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

*Exhibit 4.3     Second Supplemental Indenture dated as of September 12, 1997 between Forest Oil Corporation, 611852 Saskatchewan Ltd. and State Street Bank and Trust Company (as successor in interest to Fleet National Bank of Connecticut (formerly known as Shawmut Bank Connecticut, National
Association)).

Exhibit 4.4 Indenture dated as of September 29, 1997 among Canadian Forest Oil Ltd., Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

*Exhibit 4.5     Registration Agreement dated February 2, 1998 by and among
Canadian Forest Oil Ltd., Forest Oil Corporation and Morgan Stanley & Co. Incorporated.

Exhibit 4.6 Amended and Restated Credit Agreement dated as of August 31, 1995 between Forest Oil Corporation and Subsidiaries, Borrower and Subsidiary Guarantors and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1995 (File No. 0-4597).

*Exhibit 4.7     Third Amended and Restated Credit Agreement dated as of
February 3, 1998 between Forest Oil Corporation and Subsidiary Guarantors and The Chase Manhattan Bank, as agent.

Exhibit 4.8 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated as of December 1, 1993, incorporated herein by reference to Exhibit 4.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).

Exhibit 4.9 Amendment No. 1 dated as of June 3, 1994 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to
Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

Exhibit 4.10 Amendment No. 2 dated as of August 31, 1995 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to
Exhibit 4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 4.11 Amendment No. 2 dated as of January 31, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.8 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

Exhibit 4.12 Amendment No. 3 dated as of January 31, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.9 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

*Exhibit 4.13    Amendment No. 4 dated as of February 3, 1998 to Deed of
Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent.

*Exhibit 4.14    Amendment No. 5 dated as of February 3, 1998 to Deed of
Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent).

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

Exhibit 4.18 Amendment No. 1 dated as of July 27, 1995 to Rights Agreement dated as of October 14, 1993 between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit
99.5 of Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

*Exhibit 10.1    First Amendment to Shareholders Agreement dated as of
January 24, 1996 between Forest Oil Corporation and The Anschutz Corporation.

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

Exhibit 10.6 Forest Oil Corporation Stock Incentive Plan and Option Agreement, incorporated herein by reference to Exhibit 4.1 to Form S-8 for Forest Oil Corporation dated June 7, 1996 (File No. 0-4597).

Exhibit 10.7 Letter Agreement with Richard B. Dorn relating to a revision to Exhibit 10.5, incorporated herein by reference to Exhibit 10.11 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-4597).

Exhibit 10.8 Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.9 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).

Exhibit 10.9 Shareholders Agreement dated as of July 27, 1995 between Forest Oil Corporation and The Anschutz Corporation incorporated herein by reference to Exhibit 99.7 to Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

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

*Exhibit 21      List of Subsidiaries of the Registrant.

*Exhibit 23      Consent of KPMG Peat Marwick LLP

*Exhibit 24      Powers of Attorney of the following Officers and Directors:
Philip F. Anschutz, Robert S. Boswell, William L. Britton, Cortlandt S. Dietler, William L. Dorn, Jordan L. Haines, David H. Keyte, James H. Lee, J.
J. Simmons, III, Craig D. Slater, Joan C. Sonnen, Drake S. Tempest, Michael
B. Yanney.

*Exhibit 27.1    Financial Data Schedule - Fiscal Year 1997

*Exhibit 27.2    Fiancial Data Schedule - Q1, Q2, Q3 - 1997

*Exhibit 27.3    Fiancial Data Schedule - Q1, Q2, Q3 - 1996, and Fiscal Years
                 1996 and 1995
--------------------

     *    filed herewith.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed by Forest during the last quarter of 1997.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FOREST OIL CORPORATION
                                       (Registrant)

Date:     March 30, 1998               By:     /s/ Daniel L. McNamara
                                           ------------------------------------
                                                   Daniel L. McNamara
                                                       Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signatures                        Title                          Date
     ----------                        ----                           ----

Robert S. Boswell*      President and Chief Executive Officer    March 30, 1998
(Robert S. Boswell)     (Principal Executive Officer)

David H. Keyte*         Executive Vice President and             March 30, 1998
(David H. Keyte)        Chief Financial Officer
                        (Principal Financial Officer)

Joan C. Sonnen*         Controller                               March 30, 1998
(Joan C. Sonnen)        (Principal Accounting Officer)

Philip F. Anschutz*     Directors of the Registrant              March 30, 1998
(Philip F. Anschutz)

Robert S. Boswell*
(Robert S. Boswell)

William L. Britton*
(William L. Britton)

Cortlandt S. Dietler*
(Cortlandt S. Dietler)

William L. Dorn*
(William L. Dorn)

Jordan L. Haines*
(Jordan L. Haines)

James H. Lee*
(James H. Lee)

J. J. Simmons, III*
(J. J. Simmons, III)

Craig D. Slater*
(Craig D. Slater)

Drake S. Tempest*
(Drake S. Tempest)

Michael B. Yanney*
(Michael B. Yanney)

*By  /s/ Daniel L. McNamara                                      March 30, 1998
    ---------------------------
     Daniel L. McNamara
     (as attorney-in-fact for
     each of the persons indicated)