Form 10-K/A
period 1997-12-31
FOREST OIL CORP
filed 1998-04-30
CIK 38079

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

                              [x] Yes          [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $395,761,693 as of March 31, 1998 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).



     There were 37,320,226 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of March 31, 1998.



     Documents incorporated by reference:  None.

-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                      PART III

Item 10.  Directors and Executive Officers of the Registrant                3

Item 11.  Executive Compensation                                            8

Item 12.  Security Ownership of Certain Beneficial Owners and Management   14

Item 13.  Certain Relationships and Related Transactions                   18

                                       PART III



Item 10.  Directors and Executive Officers of the Registrant



DIRECTORS OF FOREST







     The Company's By-laws currently provide that the Board of Directors shall be divided into four classes as nearly equal in number as possible whose terms of office expire at different times in annual succession. Currently the number of directors is fixed at 11.



     Each class of directors is elected for a term expiring at the Annual Meeting to be held four years after the date of their election. The Class I Directors with the exception of Philip F. Anschutz were elected at the 1995 Annual Meeting. The Class II Directors were elected at the 1996 Annual Meeting. The Class III Directors were elected at the 1997 Annual Meeting. Philip F. Anschutz, Craig D. Slater and Drake S. Tempest were appointed to their respective classes in July 1995. Cortlandt S. Dietler was appointed as a Class IV Director in October 1996.






     Certain information concerning such directors, is set forth below:

                                                       PRINCIPAL OCCUPATION,
                                  AGE AND             POSITIONS WITH COMPANY
                              YEARS OF SERVICE        AND BUSINESS EXPERIENCE                            DIRECTOR
          NAME                  WITH COMPANY          DURING LAST FIVE YEARS                              SINCE
----------------------      --------------------  --------------------------------                   ----------------
CLASS IV DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 1998

Craig D. Slater                  40 - 3           President of Anschutz Investment Company since         1995
                                                  August 1997.  Vice President of Acquisitions and
                                                  Investments of both The Anschutz Corporation
                                                  and Anschutz Company, the corporate parent of
                                                  Anschutz, since 1995.  Corporate Secretary of
                                                  The Anschutz Corporation and Anschutz Company
                                                  from 1991 to 1996, and other positions with The
                                                  Anschutz Corporation and Anschutz Company from
                                                  1988 to 1995.  Director of Qwest Communications
                                                  International Inc. since February 1997 and Director
                                                  of Qwest Communications Corporation since
                                                  November 1996.  Director of Internet Communications
                                                  Corporation since September 1996.  Member of the
                                                  Executive Committee.

Cortlandt S. Dietler             76 - 1           Chairman and Chief Executive Officer of Trans-         1996
                                                  Montaigne Oil Company since April 1995.  Prior
                                                  thereto founder, Chairman and Chief Executive
                                                  Officer of Associated Natural Gas Corporation prior
                                                  to its 1994 merger with Panhandle Eastern Corporation.
                                                  Advisory Director of PanEnergy Corporation.
                                                  Director of Hallador Petroleum Company, Key
                                                  Production Company, Inc. and Grease Monkey
                                                  Holding Corporation.  Member of the Compensation
                                                  Committee

CLASS I DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 1999

William L. Dorn                  49 - 26          Chairman of the Board and Chairman of the              1982
                                                  Executive Committee.  Chief Executive Officer
                                                  until December 1995. President until November
                                                  1993.  Chairman of the Nominating Committee.
                                                  Chairman of the Board of Directors of Saxon
                                                  Petroleum Inc.

James H. Lee                     49 - 7           Managing Partner, Lee, Hite & Wisda Ltd.,              1991
                                                  a private oil and gas consulting firm.  Member
                                                  of the Executive Committee.  Chairman of the
                                                  Audit Committee.

                                                       PRINCIPAL OCCUPATION,
                              AGE AND                 POSITIONS WITH COMPANY
                              YEARS OF SERVICE        AND BUSINESS EXPERIENCE                            DIRECTOR
          NAME                WITH COMPANY            DURING LAST FIVE YEARS                              SINCE
----------------------      --------------------  --------------------------------                   ----------------
Philip F. Anschutz               58 - 3           Director and Chairman of the Board of                    1995
                                                  The Anschutz Corporation, and Anschutz
                                                  Company, the corporate parent of Anschutz, for
                                                  more than five years, and President of The Anschutz
                                                  Corporation and Anschutz Company until December
                                                  1996.  Director and Chairman of the Board of Qwest
                                                  Communications International Inc. since February
                                                  1997 and Director and Chairman of the Board of
                                                  Qwest Communications Corporation from November
                                                  1993 until September 1997.  Director and Vice
                                                  Chairman of Union Pacific Corporation since September
                                                  1996.  Director and Chairman of Southern Pacific Rail
                                                  Corporation ("SPRC")  from 1988 to September 1996, and
                                                  President and Chief Executive Officer of SPRC from 1988
                                                  to 1993.  Member of the Nominating Committee.

CLASS II DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 2000

Robert S. Boswell                48 - 12          President since November 1993 and Chief                  1985
                                                  Executive Officer since December 1995, Vice
                                                  President until November 1993.  Chief Financial
                                                  Officer until December 1995.  Member of the
                                                  Executive Committee.  Director of C.E. Franklin
                                                  Ltd. and Saxon Petroleum Inc.

Drake S. Tempest                 44 - 3           Partner in the law firm of O'Melveny & Myers LLP         1995
                                                  since 1991.  Member of the Compensation Committee.

William L. Britton               63 - 2           Partner in the law firm of Bennett Jones Verchre.        1996
                                                  Director of Akita Drilling Ltd., ATCO Ltd.,
                                                  Canadian Western Natural Gas Ltd., Canadian
                                                  Utilities Limited, CanUtilities Holdings Ltd. and
                                                  Northwestern Utilities Limited.  Member of the
                                                  Audit Committee.

CLASS III DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 2001

Jordan L. Haines                 70 -2            Chairman of the Board of Fourth Financial                1996
                                                  Corporation, a Kansas based bank holding company,
                                                  and its subsidiary Bank IV Wichita, N.A. from
                                                  1983 until his retirement in 1991.  Director of Qwest
                                                  Communications International Inc. and a Director of
                                                  KN Energy, Inc.  Member of the Audit Committee.


                                                       PRINCIPAL OCCUPATION,
                                  AGE AND             POSITIONS WITH COMPANY
                              YEARS OF SERVICE        AND BUSINESS EXPERIENCE                            DIRECTOR
          NAME                  WITH COMPANY          DURING LAST FIVE YEARS                              SINCE
----------------------      --------------------  --------------------------------                   ----------------
J. J. Simmons, III               73 - 1           President of The Simmons Company, a consulting           1997
                                                  firm.  Mr. Simmons was Vice Chairman of the
                                                  Surface Transportation Board from 1995 to 1996
                                                  and prior thereto Commissioner - Vice Chairman
                                                  of the U.S. Interstate Commerce Commission.

Michael B. Yanney                64 - 6           Chairman and Chief Executive Officer of the              1992
                                                  America First Companies, L.L.C.  Director
                                                  of Burlington Northern Santa Fe Corporation
                                                  and Mid-America Apartment Communities, Inc.
                                                  Chairman of the Compensation Committee.
                                                  Member of the Nominating Committee.

Refer to Item 4A. for the Executive Officers.






SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.



     Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1997 to February 15, 1998, its officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements, except that Michael B. Yanney was late in filing one monthly report relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION



     The following table sets forth certain information regarding compensation earned during each of the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers"), based on salary and bonus earned in 1997.



                              SUMMARY COMPENSATION TABLE



                                                                                               LONG TERM
                                                                                             COMPENSATION
                                        ANNUAL COMPENSATION                                      AWARDS
                              ---------------------------------------------     ----------------------------------------
                                                               OTHER ANNUAL       RESTRICTED   SECURITIES     ALL OTHER
   NAME AND                                           BONUS    COMPENSATION         STOCK      UNDERLYING   COMPENSATION
PRINCIPAL POSITION            YEAR   SALARY($)         ($)        ($)(1)         AWARDS($)(2)   OPTIONS(#)     ($)(3)
-------------------------     ----   ---------     ----------  ------------     -------------  -----------  ------------
William L. Dorn,              1997   $306,261      $  32,500        $  -0-         $32,500           -0-         $17,935
  Chairman of the Board       1996    300,012        100,000           -0-            -0-         175,000         17,434
                              1995    300,012         41,415          1,873           -0-            -0-          17,328

Robert S. Boswell,            1997    303,402         57,500           -0-          57,500           -0-          17,535
  President and Chief         1996    287,868        177,000           -0-          24,500        250,000         16,605
  Executive Officer           1995    284,004         41,321          1,699           -0-            -0-          16,310

David H. Keyte,               1997    206,253         37,500           -0-          37,500           -0-          10,313
 Executive Vice President     1996    200,004         62,500           -0-          46,403        127,000         10,000
 and Chief Financial Officer  1995    165,000         32,113         21,619           -0-            -0-           8,250

Forest D. Dorn,               1997    171,670         25,000           -0-          25,000         40,000          9,950
 Senior Vice President -      1996    170,004         35,000           -0-          25,982         90,000          9,468
  Gulf Coast Region           1995    163,800         20,889         23,977           -0-            -0-           9,264

V. Bruce Thompson,            1997    169,888         20,000           -0-          20,000         30,000          8,495
  Senior Vice President and   1996    168,864         37,500         26,725         27,844         40,000          8,443
  General Counsel             1995    165,000         16,292           -0-            -0-            -0-           8,250



(1) The 1996 and 1997 totals do not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the Named Executive Officers, except for V. Bruce Thompson. The 1996 total includes the gift to Mr. Thompson of a Company-owned automobile valued at $25,751.



(2) The following Named Executive Officers received conditional grants of restricted stock in the following respective share amounts: William L. Dorn - 200,000; Robert S. Boswell - 400,000; David H. Keyte - 250,000. The restricted stock was awarded on November 7, 1997, and is subject to a sliding scale condition and a two-year restriction on transferability. The condition is that the recipient receives shares only if prior to January 1, 1999 the highest average closing price of the Company's Common Stock during any 20 consecutive-trading-day period as reported on the New York Stock Exchange is at least $22.00 per share. The following are the incremental share awards achieved at various price levels (See "Report of the Compensation Committee on Executive Compensation - Short-Term Incentives"):

                                                          Number of Shares Awarded
                                        -----------------------------------------------------------
               Stock Price Level        William L. Dorn          Robert S. Boswell        David H. Keyte
               -----------------        ---------------          -----------------        --------------
                      $22                   60,000                  100,000                  70,000
                       23                   66,000                  110,000                  77,000
                       24                   73,000                  122,000                  85,000
                       25                   82,000                  137,000                  96,000
                       26                   93,000                  155,000                 108,000
                       27                  106,000                  176,000                 123,000
                       28                  131,000                  218,000                 153,000
                       29                  176,000                  293,000                 205,000
                       30 or greater       200,000                  400,000                 250,000



(3) The 1997 totals include (i) the Company's matching contribution to the Retirement Savings Plan in the following amounts: William L. Dorn $8,000; Robert S. Boswell - $8,000; David H. Keyte - $6,786; Forest D. Dorn - $8,000; V. Bruce Thompson - $7,917, and (ii) the Company's matching contribution pursuant to deferred compensation agreements in the following amounts: William L. Dorn - $7,313; Robert S. Boswell - $7,170; David H. Keyte - $3,527; Forest D. Dorn - $584; V. Bruce Thompson - $578. The 1997 totals also include the following amounts attributable to the term life portion of premiums paid by the Company pursuant to a split dollar insurance arrangement: William L. Dorn - $2,622; Robert S. Boswell - $2,365 and Forest D. Dorn - $1,366. The remainder of the premium is not included and does not benefit the Named Executive Officers, because the Company has the right to the cash surrender value of the policy.



STOCK OPTION GRANTS DURING 1997



          The following table provides details regarding stock options granted to the Named Executive Officers in 1997. In addition, in accordance with rules of the Securities and Exchange Commission (the "SEC"), there are shown the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full term of the option. The Company does not have any outstanding SARs.

                             STOCK OPTION GRANTS IN 1997



                                                                                                         POTENTIAL REALIZABLE
                                             INDIVIDUAL GRANTS                                              VALUE AT ASSUMED
-------------------------------------------------------------------------------------------------------     ANNUAL RATES OF
                                              % OF TOTAL                                                      STOCK PRICE
                            NUMBER OF           OPTIONS                                                     APPRECIATION FOR
                           SECURITIES          GRANTED TO                                                    OPTION TERM (3)
                       UNDERLYING OPTIONS      EMPLOYEES            EXERCISE           EXPIRATION        ---------------------
NAME                     GRANTED (#)(1)        IN 1997(2)          PRICE ($/Sh)           DATE               5% ($)        10% ($)
----                     --------------      --------------      ---------------     ---------------     -----------    ------------
Forest D. Dorn           40,000              9.2                 $17.50              November 11, 2007   $440,226       $1,115,620
V. Bruce Thompson        30,000              6.9                  17.50              November 11, 2007    330,170          836,715




(1) The options are subject to a four-year vesting schedule with 20% being exercisable at December 31, 1997. An additional 20% becomes exercisable on each succeeding anniversary of the date of grant.



(2) The percentage for each year is the amount granted to each of the Named Executive Officers as a percent of the total of each issuance granted to all employees.



(3) These amounts represent certain assumed rates of appreciation based on actual option term and annual compounding from the date of grant. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved. These numbers do not take into account provisions of the options providing for termination of the option following termination of employment, non-transferability or vesting.



STOCK OPTION EXERCISES AND YEAR-END STOCK OPTION VALUES



     The following table shows options exercised and value realized, and the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1997 and their values at such date.



                      AGGREGATED OPTION EXERCISES IN 1997 AND
              OUTSTANDING STOCK OPTION VALUES AS OF DECEMBER 31, 1997



                                                                   Number of                      Value of
                                                              Securities Underlying       Unexercised In-the-Money
                          Shares Acquired      Value           Unexercised Options           Options at 12/31/97
                          on Exercise (#)   Realized ($)         at 12/31/97 (#)                     ($)
                          ---------------   -----------        -------------------       --------------------------
NAME                                                       EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                                                       -----------  -------------    -----------  -------------
William L. Dorn                 -0-              -0-          70,000       105,000        $285,000       $427,500
Robert S. Boswell               -0-              -0-         100,000       150,000         360,000        540,000
David H. Keyte                 2,500          $17,500         48,300        76,200         176,575        284,550
Forest D. Dorn                  -0-              -0-          36,000        86,000          92,000        201,000
V. Bruce Thompson               -0-              -0-          22,000        48,000          62,000         93,000



------

PENSION PLAN



     The Company's Pension Plan is a qualified, non-contributory defined benefit plan. On May 8, 1991, the Board of Directors suspended benefit accruals under the Pension Plan effective as of May 31, 1991.



     The following table shows the estimated maximum annual benefits payable upon retirement at age 65 as a straight life annuity to participants in the Pension Plan for the indicated levels of average annual compensation and various periods of service, assuming no future changes in such plan:



                                            ESTIMATED MAXIMUM ANNUAL
                                               PENSION BENEFITS (2)
                                           ---------------------------
                                                YEARS OF SERVICE
                                           ---------------------------
     REMUNERATION (1)                         10        20        30
     ----------------                      -------   -------   -------
     $100,000. . . . . . . . . . . . . .   $36,846    48,060    53,400
      200,000. . . . . . . . . . . . . .    73,692    96,120   106,800
      300,000. . . . . . . . . . . . . .    79,282   103,412   114,902
      400,000. . . . . . . . . . . . . .    79,282   103,412   114,902

---------------

(1) For each Named Executive Officer, the level of compensation used to determine benefits payable under the Pension Plan is such officer's base salary for 1991.



(2) Normal retirement benefits attributable to the Company's contributions are limited under certain provisions of the Code to $130,000 in 1998, as increased annually thereafter for cost of living adjustments.



     The amount of the Company's contribution, payment or accrual in respect to any specified person in the Pension Plan is not and cannot readily be separately or individually calculated by the Pension Plan actuaries. Annual benefits at normal retirement are approximately 24% of average annual earnings (excluding bonuses) for any consecutive 60-month period which produces the highest amount, in the last 15 years prior to retirement, up to May 31, 1991, when benefit accruals ceased plus 21% of such earnings prorated over 20 years of credited service, and 1/2 of 1% of such earnings for each year of credited service in excess of 20, subject to certain adjustments for lack of plan participation. There is no Social Security offset. Such benefits are payable for life with a 10 year certain period, or the actuarial equivalent of such benefit.



     Because benefit accruals under the Pension Plan were suspended effective May 31, 1991, the years of credited service for the Named Executive Officers are as follows: William L. Dorn - 20; Robert S. Boswell - 2; David H. Keyte - 4; Forest D. Dorn - 14; and V. Bruce Thompson - 0. The estimated annual accrued benefit payable, based on a life annuity benefit, upon normal retirement for each of such persons is: William L. Dorn - $50,429; Robert S. Boswell - $4,616; David H. Keyte - $5,097; and Forest D. Dorn - $17,823. V. Bruce Thompson has no benefit under this plan because his employment commenced after benefit accruals were suspended.

     Certain participants in the Pension Plan have been prevented by the limits of the Code from receiving the full amount of pension benefits to which they would otherwise have been entitled. Such persons have had benefits credited to them under a Supplemental Retirement Plan, which together with the benefits payable under the Pension Plan, equaled the benefit to which they would have been entitled under the Pension Plan but for such Code limits. The Supplemental Retirement Plans for each participant were unfunded, non-qualified, non-contributory benefit plans. Benefits payable vest to the same extent as the Pension Plan benefits and are unsecured general obligations of the Company. Benefit accruals under these plans were suspended effective May 31, 1991 in conjunction with the suspension of benefit accruals under the Pension Plan. The additional annual accrued benefit payable, based on a life annuity benefit, upon normal retirement for each of such persons is: William L. Dorn - $3,788; Robert
S. Boswell - $463.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



PRINCIPAL HOLDERS OF SECURITIES



     The Company currently has one class of voting securities outstanding. On March 31, 1998, there were 37,320,226 shares of Common Stock outstanding, with each such share being entitled to one vote.



     As of March 31, 1998, to the knowledge of the Board of Directors the only shareholders who owned beneficially more than 5% of the outstanding shares of Common Stock were:



                    NAME AND ADDRESS OF                AMOUNT AND NATURE OF     PERCENT
 TITLE OF CLASS      BENEFICIAL OWNERS                 BENEFICIAL OWNERSHIP     OF CLASS
----------------    ------------------                 --------------------     --------
Common Stock (1)    The Anschutz Corporation                17,086,475(2)         39.5%
                    2400 Qwest Tower
                    555 17th Street
                    Denver, Colorado 80202

                    Joint Energy Development                 3,680,000(3)          9.8%
                    Investments Limited Partnership
                    P. O. Box 1188
                    Houston, Texas  77251-1188

                    Crabbe Huson Group                       3,330,300             8.9%
                    121 S.W. Morrison, Suite 1400
                    Portland, Oregon 97204

                    Heartland Advisors, Inc.                 2,302,900             6.1%
                    790 North Milwaukee St.
                    Milwaukee, WI 53202


----------------


(1) Based on Schedules 13D and 13G and amendments thereto filed with the SEC and the Company by the reporting person through March 31, 1998 and the amount of Common Stock outstanding on March 31, 1998.



(2) The shares indicated as beneficially owned by Anschutz include 5,950,000 shares to be issued pursuant to the 1998 Anschutz Transaction, and 1,587 shares owned by Philip F. Anschutz.



(3) Joint Energy Development Investments Limited Partnership ("JEDI") has agreed to not transfer 840,000 of its shares, except in limited circumstances, until after July 31, 1999.

SECURITY OWNERSHIP OF MANAGEMENT



     The following table shows, as of March 31, 1998, the number of shares of the Company's Common Stock beneficially owned by each director and nominee, each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and all directors and executive officers as a group. Unless otherwise indicated, each of the persons has sole voting power and sole investment power with respect to the shares beneficially owned by such person.

                                                     COMMON STOCK (1)
                                             -------------------------------
     NAME OF INDIVIDUAL OR                   NUMBER OF             PERCENT
     NUMBER IN GROUP                           SHARES            OF CLASS(2)
     ---------------------                   ---------           -----------
     Philip F. Anschutz. . . . . . . . .   17,086,475(3)             39.5%
     Robert S. Boswell . . . . . . . . .      136,623(4)               *
     William L. Britton. . . . . . . . .        2,753                  *
     Cortlandt S. Dietler. . . . . . . .        3,253                  *
     William L. Dorn . . . . . . . . . .      142,057(5)               *
     Forest D. Dorn. . . . . . . . . . .       64,065(6)               *
     Jordan L. Haines. . . . . . . . . .        1,753                  *
     David H. Keyte. . . . . . . . . . .       68,186(7)               *
     James H. Lee. . . . . . . . . . . .        4,329                  *
     J. J. Simmons III . . . . . . . . .          376                  *
     Craig D. Slater . . . . . . . . . .        8,087                  *
     Drake S. Tempest. . . . . . . . . .        4,087                  *
     V. Bruce Thompson . . . . . . . . .       28,882(8)               *
     Michael B. Yanney . . . . . . . . .       12,587(9)               *
     All directors and executive officers
      as a group (19 persons,including
      the 14 named above)...............   17,633,841(10)           40.3%


-----------


* The percentage of shares beneficially owned does not exceed one percent of the outstanding shares of the class.



(1) Amounts reported also include shares held for the benefit of certain directors and executive officers by the trustee of the Company's Retirement Savings Plan Trust as of December 31, 1997.



(2)  Based on the number of shares outstanding as of March 31, 1998.



(3) The shares indicated as owned by Philip F. Anschutz are owned of record by Anschutz, of which Mr. Anschutz is the Chairman of the Board and a Director. Mr. Anschutz may be deemed to beneficially own such shares based on his affiliation with Anschutz. The shares indicated as beneficially owned by Philip F. Anschutz include 5,950,000 shares to be issued pursuant to the 1998 Anschutz Transaction, and 1,587 shares owned by Philip F. Anschutz. See "The Anschutz Transaction."



(4) Includes 120,000 shares that Robert S. Boswell has the vested right to purchase pursuant to options granted under the Stock Incentive Plan, and 4,133 shares (net of shares surrendered for tax withholding) of restricted stock also awarded under the Stock Incentive Plan. Does not include 45 shares held by Robert S. Boswell's wife or 566 shares held by his children, of which shares Mr. Boswell disclaims beneficial ownership.



(5) Includes 90,000 shares that William L. Dorn has the vested right to purchase pursuant to options granted under the Stock Incentive Plan, and 1,495 shares (net of shares surrendered for tax withholding) of restricted stock also awarded under the Stock Incentive Plan. Also includes (i) 5,160 shares held of record by William L. Dorn as co-trustee of a trust for the benefit of himself and his three siblings, and (ii) 14,840 shares held of record by William L. Dorn as trustee of trusts for the benefit of related parties, of which shares Mr. Dorn disclaims beneficial ownership. Does not include 2,998 shares held by William L. Dorn's wife or 7,199 shares held by his children, of which shares Mr. Dorn disclaims beneficial ownership.



(6) Includes 44,000 shares that Forest D. Dorn has the vested right to purchase pursuant to options granted under the Stock Incentive Plan, and 2,678 shares (net of shares surrendered for tax withholding) of restricted stock also awarded under the Stock Incentive Plan. Also includes (i) 5,160 shares held of record by Forest D. Dorn as co-trustee of a trust for the benefit of himself and his three siblings, and (ii) 33 shares held of record by Forest D. Dorn as custodian for the benefit of one of his minor children, of which shares Mr. Dorn disclaims beneficial ownership. Does not include 1,725 shares held by Forest D. Dorn's wife or 5,192 shares held by his children, of which shares Mr. Dorn disclaims beneficial ownership.



(7) Includes 59,700 shares that David H. Keyte has the vested right to purchase pursuant to options granted under the Stock Incentive Plan, and 4,517 shares (net of shares surrendered for tax withholding) of restricted stock also awarded under the Stock Incentive Plan. Does not include 1,000 shares held by one of his children, of which shares Mr. Keyte disclaims beneficial ownership.



(8) Includes 26,000 shares that V. Bruce Thompson has the vested right to purchase pursuant to options granted under the Stock Incentive Plan, and 2,558 shares (net of shares surrendered for tax withholding) of restricted stock also awarded under the Stock Incentive Plan.



(9) Includes 10,000 shares held of record by America First Companies, L.L.C., of which Michael B. Yanney is a 50% member. Does not include 3,400 shares held by Michael B. Yanney's wife in her retirement savings trust, of which shares Mr. Yanney disclaims beneficial ownership.



(10) Includes 64,000 shares held by various executive officers (other than those named in the table) who have the vested right to purchase such shares pursuant to options granted under the Stock Incentive Plan, and 3,505 shares (net of shares surrendered for tax withholding) of restricted stock awarded to various executive officers under the Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS






1998 ANSCHUTZ TRANSACTION



     At the Company's 1998 Annual Meeting (currently scheduled for June 16,
1998), the Company's shareholders will be asked to approve a transaction (the "1998 Anschutz Transaction") between the Company and The Anschutz Corporation ("Anschutz") contemplated by a Purchase and Sale Agreement between the Company and Anschutz dated April 6, 1998 (the "1998 Anschutz Agreement"). The 1998 Anschutz Agreement was filed by the Company as an exhibit to its Current Report on Form 8-K dated April 8, 1998.



     Pursuant to the 1998 Anschutz Transaction, the Company will issue to Anschutz 5,950,000 shares of Common Stock in exchange for certain oil and gas assets.



     The principal oil and gas asset to be acquired is an interest in the Anschutz Ranch East Unit in Utah and Wyoming. In addition, the Company will acquire all of Anschutz' Canadian oil and gas assets, primarily comprised of approximately 170,000 net acres of undeveloped land. The Company will also acquire certain of Anschutz' international oil and gas assets comprised of 13 international projects encompassing approximately 11,000,000 net acres of undeveloped land.

     The 1998 Anschutz Agreement contemplates the acquisition by the Company of certain oil and gas properties from Anschutz. The properties will, with one exception, be acquired by the merger of the Anschutz subsidiaries that own such properties with newly-created subsidiaries of the Company. The transaction will be accounted for by the Company as a purchase. The 1998 Anschutz Agreement is effective as of January 1, 1998. Anschutz Ranch East Corporation ("AREC"), which owns the interests in the Anschutz Ranch East Unit, will receive a $31,000,000 capital contribution from Anschutz prior to its merger with a Forest subsidiary. The Company presently intends to use the capital contribution, together with a portion of the cash held by AREC to repay in full certain nonrecourse debt of AREC.



     Therefore, based on the number of shares outstanding on March 31, 1998, pursuant to the 1998 Anschutz Transaction, Anschutz will increase its ownership from 30.7% to approximately 39.5% of the Common Stock. Anschutz is subject to a 40% ownership limitation that terminates on July 27, 2000 and is not applicable to acquisitions of shares approved by the Board of Directors, including a majority of independent directors, acquisitions following certain business combinations or tender offers, or acquisitions made after a third party acquires a greater number of shares than that held by Anschutz and its affiliates, or subject to acquisition by them. The shares issued pursuant to the 1998 Anschutz Transaction will also be subject to the 40% ownership limitation.






PRIOR ANSCHUTZ TRANSACTIONS



     During 1995 and 1996, the Company consummated transactions with Anschutz and Joint Energy Development Investments Limited Partnership ("JEDI"), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp.



     Pursuant to a purchase agreement between the Company and Anschutz (the "1995 Anschutz Agreement"), Anschutz purchased 3,760,000 shares of the Company's Common Stock and shares of preferred stock which were convertible into 1,240,000 additional shares of Common Stock for a total consideration of $45,000,000. In addition,

Anschutz received a warrant that entitled it to purchase 3,888,888 shares of the Company's Common Stock for $10.50 per share (the "Anschutz Warrant"). The Anschutz Warrant was scheduled to expire July 27, 1998.



     Concurrent with the Anschutz investment, Forest and JEDI restructured JEDI's existing loan which had a principal balance of approximately $62,368,000. As a part of the restructuring, the existing JEDI loan balance was divided into two tranches: a $40,000,000 tranche, which bore interest at the rate of 12.5% per annum and was due and payable in full on December 31, 2000; and a tranche of approximately $22,400,000, which did not bear interest and was due and payable in full on December 31, 2002. JEDI also relinquished the net profits interest that it held in certain properties of the Company. In consideration, JEDI received a warrant (the "JEDI Warrant") that entitled it to purchase 2,250,000 shares of the Company's Common Stock for $10.00 per share.



     Also concurrent with the Anschutz investment, JEDI granted an option to Anschutz (the "Anschutz Option"), pursuant to which Anschutz was entitled to purchase from JEDI up to 2,250,000 shares of the Company's Common Stock at a purchase price per share equal to the lesser of (a) $10.00 plus 18% per annum from July 27, 1995 to the date of exercise of the option, or (b) $15.50. The Anschutz Option was scheduled to terminate on July 27, 1998. JEDI was to satisfy its obligations under the Anschutz Option by exercising the JEDI Warrant. The Company also agreed to use the proceeds from the exercise of the Anschutz Warrant to pay principal and interest on the $40,000,000 tranche of the JEDI loan.



     In December 1995, JEDI exchanged the $22,400,000 tranche and the JEDI Warrant for 1,680,000 shares of Common Stock (the "1995 JEDI Exchange"). Pursuant to the 1995 JEDI Exchange, the Company assumed JEDI's obligations under the Anschutz Option. Under the Anschutz Option, the Company was then obligated to issue shares directly to Anschutz that previously would have been issued to JEDI pursuant to the JEDI Warrant. On August 1, 1996, Anschutz exercised the Anschutz Option to purchase 2,250,000 shares of Common Stock for $26,200,000 or approximately $11.64 per share.



     On November 5, 1996, the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 cash to extinguish approximately $43,000,000 tranche then owed to JEDI. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising a portion of the Anschutz Warrant to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock. The term of the remaining Anschutz Warrant was extended to July 27, 1999.



     On August 28, 1997, Anschutz purchased 3,500,000 shares of Common Stock through the exercise of the Anschutz Warrant at an exercise price of $8.60 per share resulting in cash proceeds to the Company of $30,100,000. The reduction in exercise price offered to Anschutz reflected an approximate 10% present value discount computed to the warrant's expiration date of July 27, 1999.



     In 1997, the Company farmed out to an affiliate of Anschutz a 50% interest in a prospect in the Gulf of Mexico. Pursuant to the farmout, and to earn such interest, Anschutz agreed to pay 50% of the Company's costs already incurred relating to the prospect and 66.67% of the dry hole drilling costs of an exploratory well on the prospect, such costs being limited to the lesser of the first $8,000,000 of gross dry hole costs or actual costs, any remaining costs will be split evenly. Anschutz participated in the prospect upon the same terms as other unrelated industry participants.

     The Company engaged Morgan Stanley & Co. Incorporated ("Morgan
Stanley") as its financial advisor for the 1998 Anschutz Transaction. Morgan Stanley rendered an opinion that, based upon and subject to the factors and assumptions stated therein, the consideration to be paid by Forest pursuant to the 1998 Anschutz Transaction was fair to Forest from a financial point of view.

     OTHER TRANSACTIONS. The Company engaged the law firm of Bennett, Jones Verchre for legal services in 1997. William L. Britton, a Director of the Company, is a partner in such firm.



     During 1997, the Company participated with a 37.5% working interest in the drilling of an exploratory prospect in south Texas pursuant to an agreement with Triana Exploration Company ("Triana"). The initial well resulted in a successful completion in the Slick Sand. Triana is a joint venture managed by Lee, Hite & Wisda Ltd. ("LHW"), and in which LHW has an economic interest.
James H. Lee, a director of the Company, is the managing partner of LHW. The Company reimbursed Triana for the acreage rental costs and technical data including seismic and administrative costs in the amount of $183,750. In addition, Triana is carried for a 15% working interest at payout. The Company participated in the prospect upon the same terms as other unrelated industry participants. For further information with respect to other transactions with management and others see "Certain Relationships and Related Transactions".



     RETIREMENT BENEFITS FOR FORMER EXECUTIVES AND DIRECTORS. In December 1990, in consideration of their many years of service, the Company entered into retirement agreements with seven executives and directors ("Retirees") pursuant to which the Retirees receive supplemental retirement payments in addition to the amounts to which they are entitled under the Company's retirement plan. In addition, the Retirees and their spouses are entitled to lifetime coverage under the Company's group medical and dental plans, tax and other financial services and payments by the Company in connection with certain club membership dues.
The Company has also agreed to maintain certain life insurance policies in effect at December 1990 for the benefit of each of the Retirees. All of the Retirees have subsequently resigned as directors. Pursuant to the terms of the retirement agreements, the Retirees who cease to be a director (or his spouse) will be paid $2,500 a month until December 2000.



     The balance of the Company's obligation ($149,000) to one Retiree under a revised retirement agreement was paid in May 1997. The retirement agreements for the other six Retirees, one of whom received in 1991 the payments scheduled to be made in 1999 and 2000, provide for supplemental retirement payments totaling approximately $970,000 per year in 1998 and approximately $770,000 per year in 1999 and 2000.



     EXECUTIVE SEVERANCE AGREEMENTS. The Company has entered into executive severance agreements (the "Executive Severance Agreements") with certain executive officers, including the Named Executive Officers. The Executive Severance Agreements provide for severance benefits for termination without cause and for termination following a "change of control" of the Company. The Executive Severance Agreements provide that if an executive's employment is terminated either (a) by the Company for reasons other than cause or other than as a consequence of death, disability, or retirement, or (b) by the executive for reasons of diminution of responsibilities, compensation, or benefits or, in the case of a change of control, a significant change in the executive's principal place of employment, the executive will receive certain payments and benefits. In January 1998 the term of the Executive Severance Agreements was extended automatically until January 2000.



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

     (c) the Company will cause any and all outstanding options to purchase stock of the Company held by the executive to become immediately exercisable in full and cause the executive's accrued benefits under any non-qualified deferred compensation plans to become immediately non-forfeitable; and

     (d) if any payment or distribution to the executive, whether or not pursuant to such agreement, is subject to the federal excise tax on "excess parachute payments," the Company will be obligated to pay to the executive such additional amount as may be necessary so that the executive realizes, after the payment of any income or excise tax on such additional amount, an amount sufficient to pay all such excise taxes.

      The Executive Severance Agreements also provide that the Company will pay legal fees and expenses incurred by an executive to enforce rights or benefits under such agreement. Under the Executive Severance Agreements, a "change of contol" of the Company would be deemed to occur if, (i) the Company is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company); (ii) the Company sells, leases or exchanges all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company); (iii) the Company is dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Exchange Act (except Anschutz) acquires or gains ownership or control (including, without limitation, power to vote) of more than 40% of the outstanding shares of the Company's voting stock (based upon voting power); or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board of Directors.

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


*Exhibit 27.1    Financial Data Schedule - Fiscal Year 1997


*Exhibit 27.2    Fiancial Data Schedule - Q1, Q2, Q3 - 1997


*Exhibit 27.3    Fiancial Data Schedule - Q1, Q2, Q3 - 1996, and Fiscal Years
                 1996 and 1995


Exhibit 99.1 Purchase and Sales Agreement by and between Forest Oil Corporation and the Anschutz Corporation dated April 6, 1998, incorporated herein by reference to Exhibit 92.1 to Form 8-K for Forest Oil Corporation dated April 8, 1998 (File No. 0-0597).


--------------------

     *    Previously filed


     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed by Forest during the last quarter of 1997.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FOREST OIL CORPORATION
                                                (Registrant)

Date: April 29, 1998                        By:  /s/ Daniel L. McNamara
                                               ---------------------------
                                                 Daniel L. McNamara
                                                     Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURES                  TITLE                                DATE
   ------------                -------                              ------

Robert S. Boswell*     President and Chief Executive Officer    April 29, 1998
(Robert S. Boswell)           (Principal Executive Officer)

David H. Keyte*        Executive Vice President and Chief       April 29, 1998
(David H. Keyte)              Financial Officer
                       (Principal Financial Officer)

Joan C. Sonnen*        Controller                               April 29, 1998
(Joan C. Sonnen)              (Principal Accounting Officer)

Philip F. Anschutz*    Directors of the Registrant              April 29, 1998
(Philip F. Anschutz)

Robert S. Boswell*
(Robert S. Boswell)

William L. Britton*
(William L. Britton)

Cortlandt S. Dietler*
(Cortlandt S. Dietler)

William L. Dorn*
(William L. Dorn)

Jordan L. Haines*
(Jordan L. Haines)

James H. Lee*
(James H. Lee)

J.J. Simmons, III*
(J.J. Simmons, III)

Craig D. Slater*
(Craig D. Slater)

Drake S. Tempest*
(Drake S. Tempest)

Michael B. Yanney*
(Michael B. Yanney)

*By  /s/  Daniel L. McNamara                                    April 29, 1998
   ---------------------------
     Daniel L. McNamara
     (as attorney-in-fact for
     each of the persons
     indicated)