Form 10-Q
period 1998-03-31
FOREST OIL CORP
filed 1998-05-15
CIK 38079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            N/A        to        N/A

Commission File Number 1-13515


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

         Yes /X/     No / /
                                                         Number of Shares
                                                            Outstanding
Title of Class of Common Stock                             April 30, 1998
------------------------------                           ----------------
Common Stock, Par Value $.10 Per Share                       37,320,644

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                             FOREST OIL CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                       March 31,                December 31,
                                                         1998                       1997
                                                      -----------               ------------
                                                                 (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                         $   5,770                  18,191
     Accounts receivable                                  50,243                  65,720
     Other current assets                                  5,539                   4,649
                                                       ---------                --------
           Total current assets                           61,552                  88,560

Net property and equipment, at cost                      760,723                 521,293

Goodwill and other intangible assets, net                 25,947                  26,243

Other assets                                              13,606                  11,686
                                                       ---------                --------
                                                       $ 861,828                 647,782
                                                       ---------                --------
                                                       ---------                --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $  43,435                  59,719
     Accrued interest                                      3,158                   4,152
     Other current liabilities                             2,927                   2,627
                                                       ---------                --------
           Total current liabilities                      49,520                  66,498

Long-term debt                                           472,922                 254,760
Other liabilities                                         16,973                  17,020
Deferred income taxes                                     34,176                  34,767

Minority interest                                         12,927                  12,910

Shareholders' equity:
     Common stock                                          3,732                   3,632
     Capital surplus                                     503,058                 488,908
     Accumulated deficit                                (224,463)               (223,460)
     Accumulated other comprehensive loss                 (7,017)                 (7,253)
                                                       ---------                --------
           Total shareholders' equity                    275,310                 261,827
                                                       ---------                --------
                                                       $ 861,828                 647,782
                                                       ---------                --------
                                                       ---------                --------

    See accompanying notes to condensed consolidated financial statements.

                            FOREST OIL CORPORATION
        Condensed Consolidated Statements of Production and Operations
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                       -----------------------------------
                                                                                          March 31,           March 31,
                                                                                            1998                1997
                                                                                       ---------------     ---------------
                                                                                       (In Thousands Except Production
                                                                                            and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                                                     13,665               11,815
                                                                                        ---------              -------
                                                                                        ---------              -------
    Oil, condensate and natural gas liquids (thousands of barrels)                            975                  689
                                                                                        ---------              -------
                                                                                        ---------              -------
STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                                                          $  35,003               53,462
      Oil and gas sales:
        Gas                                                                                27,607               26,046
        Oil, condensate and natural gas liquids                                            12,886               13,555
                                                                                        ---------              -------
             Total oil and gas sales                                                       40,493               39,601
                                                                                        ---------              -------
                Total revenue                                                              75,496               93,063

    Expenses:
      Marketing and processing                                                             33,168               50,908
      Oil and gas production                                                                8,842                9,645
      General and administrative                                                            4,255                3,466
      Depreciation and depletion                                                           23,333               18,437
                                                                                        ---------              -------
                Total operating expenses                                                   69,598               82,456
                                                                                        ---------              -------
    Earnings from operations                                                                5,898               10,607

    Other income and expense:
      Other (income) expense, net                                                               2                 (843)
      Interest expense                                                                      8,506                4,774
      Minority interest in earnings (loss) of subsidiary                                      (80)                 102
      Translation gain on subordinated debt                                                (1,024)                   -
                                                                                        ---------              -------
                Total other income and expense                                              7,404                4,033
                                                                                        ---------              -------
    Earnings (loss) before income taxes                                                    (1,506)               6,574

    Income tax expense (benefit):
      Current                                                                                 346                1,365
      Deferred                                                                               (849)                 687
                                                                                        ---------              -------
                                                                                             (503)               2,052
                                                                                        ---------              -------
    Net earnings (loss)                                                                 $  (1,003)               4,522
                                                                                        ---------              -------
                                                                                        ---------              -------
    Earnings (loss) attributable to common stock                                        $  (1,003)               4,333
                                                                                        ---------              -------
                                                                                        ---------              -------
    Weighted average number of common shares outstanding                                   36,975               31,756
                                                                                        ---------              -------
                                                                                        ---------              -------
    Basic earnings (loss) per common share                                              $    (.03)                 .14
                                                                                        ---------              -------
                                                                                        ---------              -------
    Diluted earnings (loss) per common share                                            $    (.03)                 .13
                                                                                        ---------              -------
                                                                                        ---------              -------

    See accompanying notes to condensed consolidated financial statements.

                           FOREST OIL CORPORATION
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                                               Three Months Ended
                                                                                       -----------------------------------
                                                                                          March 31,           March 31,
                                                                                            1998                1997
                                                                                       ---------------     ---------------
                                                                                                   (In Thousands)
Cash flows from operating activities:
    Net earnings (loss)                                                                 $  (1,003)               4,522
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and depletion                                                          23,333               18,437
       Translation gain on subordinated debt                                               (1,024)                   -
       Amortization of deferred debt costs                                                    185                  181
       Deferred income tax expense (benefit)                                                 (849)                 687
       Minority interest in net earnings (loss) of subsidiary                                 (80)                 102
       Other, net                                                                              18                    4
       Decrease in accounts receivable                                                     18,236               11,484
       Increase in other current assets                                                    (3,419)                (457)
       Decrease in accounts payable                                                       (17,678)             (12,246)
       Increase (decrease) in accrued interest and other current liabilities                  272               (4,535)
       Settlement of volumetric production payment obligation                                   -                 (904)
                                                                                        ---------             --------
                 Net cash provided by operating activities                                 17,991               17,275

Cash flows from investing activities:
    Capital expenditures for property and equipment                                      (260,628)             (43,038)
    Less:  stock issued for acquisition                                                    14,219                    -
                                                                                        ---------             --------
                                                                                         (246,409)             (43,038)
    Proceeds from sales of assets                                                               -                1,476
    Increase in other assets, net                                                          (1,604)                 (26)
                                                                                        ---------             --------
                 Net cash used by investing activities                                   (248,013)             (41,588)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                         338,309               57,381
    Repayments of bank borrowings                                                        (195,449)             (31,584)
    Repayments of production payment obligation                                               (38)              (1,272)
    Issuance of 8 3/4% senior subordinated notes, net of issuance costs                    74,812                    -
    Proceeds from exercise of options                                                           -                1,219
    Costs of preferred stock conversion                                                         -                 (800)
    Payment of preferred stock dividends                                                        -                 (540)
    Decrease in other liabilities, net                                                       (103)              (2,110)
                                                                                        ---------             --------
                 Net cash provided by financing activities                                217,531               22,294

Effect of exchange rate changes on cash                                                        70                  (27)
                                                                                        ---------             --------
Net increase in cash and cash equivalents                                                 (12,421)              (2,046)

Cash and cash equivalents at beginning of period                                           18,191                8,626
                                                                                        ---------             --------
Cash and cash equivalents at end of period                                              $   5,770                6,580
                                                                                        ---------             --------
                                                                                        ---------             --------
Cash paid during the period for:
    Interest                                                                            $   9,168                7,193
    Income taxes                                                                        $     647                3,685

    See accompanying notes to condensed consolidated financial statements.

                                     FOREST OIL CORPORATION
                      Notes to Condensed Consolidated Financial Statements
                           Three Months Ended March 31, 1998 and 1997
                                           (Unaudited)

(1)      Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and, accordingly, has reported accumulated other comprehensive loss as a separate line item in the shareholders' equity section of its condensed consolidated balance sheets at March 31, 1998 and December 31, 1997. The components of total comprehensive income (loss) for the periods are as follows:

                                                                              Three Months Ended
                                                                        -------------------------------
                                                                         March 31,         December 31,
                                                                           1998                1997
                                                                         ---------         ------------
                                                                                (In Thousands)
                  Net earnings (loss)                                     $ (1,003)            4,522
                  Other comprehensive income (loss)                            236            (2,082)
                                                                          --------           -------
                      Total comprehensive income (loss)                   $   (767)            2,440
                                                                          --------           -------
                                                                          --------           -------

(2)      Acquisitions

         On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana (the Louisiana Acquisition) for total consideration of approximately $230,776,000. The consideration consisted of 1,000,000 shares of the Company's Common Stock and approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility and the issuance of $75,000,000 principal amount of 8 3/4% subordinated notes (See Note 6). Estimated proved reserves acquired in the Louisiana Acquisition were approximately 186 BCFE.


         The Company also has an agreement with The Anschutz Corporation (Anschutz) whereby the Company will issue to Anschutz 5,950,000 shares of the Company's Common Stock in exchange for certain oil and gas assets (the Anschutz Transaction). Consummation of the Anschutz Transaction is subject to approval of the transaction by the Company's shareholders, other than Anschutz, at the Company's annual shareholders' meeting currently expected to be held in June 1998. The oil and gas assets to be acquired include Anschutz' interest in the Anschutz Ranch East Field, certain Canadian properties and other international projects. There are approximately 80 BCFE of estimated proved reserves associated with the Anschutz Transaction.

(3)      Subsidiaries

         Saxon Petroleum Inc.:

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

         During 1997 Forest converted preferred shares of Saxon into common shares and acquired additional common shares of Saxon pursuant to an equity participation agreement. These transactions increased Forest's ownership in Saxon to a 65% economic (49% voting) interest.

         In 1997, the board of directors of Saxon created a special committee of independent directors which engaged a third party to assess the asset base of Saxon and to determine strategic alternatives to maximize shareholder value. In April 1998 the Company put forward a proposal to acquire all of the issued and outstanding shares of Saxon on the basis of one share of Forest Common Stock for every 48.07 shares of Saxon.

         Forest's proposal is subject to the following conditions: the completion of a formal valuation; the consideration being offered by Forest being at or above the midpoint of the valuation range determined in the formal valuation; approval of the proposed transaction by the Saxon special committee and the recommendation of the transaction by Saxon's board to its shareholders; and the execution of agreements between Forest and each of the directors and officers of Saxon wherein such directors and officers will agree to dispose of their Saxon shares or vote such shares in favor of the transaction.

         Canadian Forest

         On January 31, 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta for approximately $136,000,000. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

         The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8-3/4% Notes issued by Canadian Forest. However, the following summarized consolidated financial information is being provided for Canadian Forest as of March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997:

                                                                      1998              1997
                                                                   ----------        ----------
                                                                          (In Thousands)
Summarized Consolidated Balance Sheet Information:
ASSETS
  Current assets                                                  $    25,245           25,608
  Note receivable from parent                                          75,060                -
  Net property and equipment                                          123,215          137,583
  Goodwill and other intangible assets, net                            25,948           28,630
  Other assets                                                          3,728                -
                                                                  -----------         --------
                                                                  $   253,196          191,821
                                                                  -----------         --------
                                                                  -----------         --------
LIABILITIES AND SHAREHOLDERS EQUITY
  Current liabilities                                             $    21,675           27,348
  Intercompany payable                                                      -           33,605
  8 3/4% Senior Subordinated Notes                                    199,974                -
  Other liabilities                                                       367              534
  Deferred income taxes                                                35,113           32,919
  Shareholder's equity                                                 (3,933)          97,415
                                                                  -----------         --------
                                                                  $   253,196          191,821
                                                                  -----------         --------
                                                                  -----------         --------
Summarized Consolidated Statements of Operations:
  Revenue                                                         $    40,022           64,545
                                                                  -----------         --------
                                                                  -----------         --------
  Earnings (loss) before income taxes                             $    (2,169)           3,256
                                                                  -----------         --------
                                                                  -----------         --------
  Net earnings (loss)                                             $    (1,046)           1,507
                                                                  -----------         --------
                                                                  -----------         --------

(4)      Net Property and Equipment

         Components of net property and equipment are as follows:

                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                                  -----------         ------------
                                                                           (In Thousands)
                  Oil and gas properties                          $  1,856,918          1,594,443
                  Buildings, transportation and
                    other equipment                                     11,362             11,157
                                                                  ------------         ----------
                                                                     1,868,280          1,605,600
                  Less accumulated depreciation,
                    depletion and valuation allowance               (1,107,557)        (1,084,307)
                                                                  ------------         ----------
                                                                  $    760,723            521,293
                                                                  ------------         ----------
                                                                  ------------         ----------

(5)      Goodwill and Other Intangible Assets

         Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                                  -----------         ------------
                                                                           (In Thousands)
                  Goodwill                                         $  16,151            16,029
                  Gas marketing contracts                             14,090            13,986
                                                                   ---------            ------
                                                                      30,241            30,015
                  Less accumulated amortization                       (4,294)           (3,772)
                                                                   ---------            ------
                                                                   $  25,947            26,243
                                                                   ---------            ------
                                                                   ---------            ------

         Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(6)      Long-term Debt

         Components of long-term debt are as follows:

                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                                  -----------         ------------
                                                                           (In Thousands)
                  U.S. Credit Facility                              $  227,300             85,550
                  Canadian Credit Facility                                   -                  -
                  Saxon Credit Facility                                 27,157             25,840
                  Production payment obligation                          9,966             10,004
                  11 1/4% Senior Subordinated Notes                      8,676              8,676
                  8 3/4% Senior Subordinated Notes                     199,974            124,690
                                                                   -----------          ---------

                                                                       473,073           254,760
                  Less current portion                                    (151)                -
                                                                   -----------          ---------

                           Long-term debt                           $  472,922           254,760
                                                                   -----------          ---------
                                                                   -----------          ---------

         On September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Senior Subordinated Notes due 2007
         (the 8 3/4% Notes) which were sold at 99.745% and which are guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund a tender offer pursuant to which $90,233,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes was tendered by the holders. A portion of the proceeds was used to repay the outstanding balance under the Canadian Credit Facility and the remainder was used for working capital and to fund capital expenditures. The remaining outstanding principal amount of 11 1/4% Notes is callable on or after September 1, 1998 at 105.688% of the principal amount.

         On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes. The notes issued in 1998 will be subsequently exchanged for notes of the same series of 8 3/4%
         Notes that were issued in September 1997. The Company received net proceeds of approximately $75,000,000 which were used to provide funds for the Louisiana Acquisition.

         The Company is required to recognize foreign currency translation gains or losses related to its 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the increase in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 1998, the Company reported a noncash translation gain of approximately $1,024,000.

(7)      Earnings (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changed the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

         Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

         The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings per share of common stock, including interim earnings per share of common stock.

         The following sets forth the calculation of basic and diluted earnings
(loss) per share:

                                                                    Three months ended
                                                                        March 31,
                                                                  ---------------------
                                                                    1998          1997
                                                                  --------      --------
                                                                  (In Thousands Except
                                                                   Per Share Amounts)
Basic earnings (loss) per share:
Net earnings (loss)                                                $ (1,003)      4,522
     Less: Preferred stock dividends                                     --         189
                                                                  ----------     ------
Earnings (loss) available to common stockholders                   $ (1,003)      4,333
                                                                  ----------     ------
                                                                  ----------     ------
Weighted average common shares outstanding                           36,975      31,756
Basic earnings (loss) per share                                    $   (.03)        .14
                                                                  ----------     ------
                                                                  ----------     ------
Diluted earnings (loss) per share:
Weighted average common shares outstanding                           36,975      31,756
       Add dilutive effects of:
         $.75 Convertible preferred stock                                --       1,320
         Employee options                                                --         254
         Anschutz warrants                                               --       1,166
                                                                  ----------     ------
Weighted average common shares outstanding
      including the effects of dilutive securities                   36,975      34,496
                                                                  ----------     ------
Diluted earnings (loss) per share                                  $   (.03)        .13
                                                                  ----------     ------
                                                                  ----------     ------

Options to purchase 1,900,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding at March 31, 1998, but were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the period was antidilutive. These options expire at various dates through 2008. At March 31, 1997, options to purchase 68,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. These options expire at various dates from 2002 and 2007.

RECLASSIFICATIONS - Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 financial statement presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond the control of the Company. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting the Company's business, see "Item 1 - Business
- Forward-Looking Statements and Risk Factors" in the Company's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1998

         The net loss for the first quarter of 1998 was $1,003,000 or $.03 per basic and diluted common share compared to net earnings of $4,522,000 or $.14 per basic common share and $.13 per diluted common share in the first quarter of 1997. Higher production in the 1998 period was more than offset by lower natural gas and liquids prices, increased interest expense and higher depletion expense. The 1998 period also included a noncash gain on currency translation of $1,024,000 related to subordinated debt issued by Canadian Forest.

         The Company's marketing and processing revenue decreased by 35% to $35,003,000 in the first quarter of 1998 from $53,462,000 in the first quarter of 1997 and the related marketing and processing expense also decreased by 35% to $33,168,000 in the 1998 quarter from $50,908,000 in the previous year. The gross margin reported for marketing and processing activities decreased to $1,835,000 in the first quarter of 1998 from $2,554,000 in the first quarter of 1997, due primarily to lower prices and lower third party contract processing volumes.

         The Company's oil and gas sales revenue was $40,493,000 in the first quarter of 1998 compared to $39,601,000 in the first quarter of 1997. Production volumes for natural gas in the first quarter of 1998 increased 16% from the comparable 1997 period while production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 42% higher in the first quarter of 1998 than in the first quarter of 1997. The increases in production are due primarily to discoveries in the Gulf of Mexico being brought on production and two months of production attributable to properties purchased in the Louisiana Acquisition. The average sales price received for natural gas in the first quarter of 1998 decreased 8% compared to the average sales price received in the corresponding 1997 period. The average sales price received by the Company for its liquids production during the first quarter of 1998 decreased 33% compared to the average sales price received during the comparable 1997 period. These decreases in sales prices received by the Company correspond to industry-wide trends.

         Oil and gas production expense of $8,842,000 in the first quarter of 1998 decreased 8% from $9,645,000 in the comparable period of 1997 due primarily to the cost of workovers in the 1997 period. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased to $.45 per MCFE in the first quarter of 1998 from $.60 per MCFE in the first quarter of 1997 due primarily to lower production expense and to the production expense being spread over a larger production base.

The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                                            Three Months Ended March 31, 1998
                                              ----------------------------------------------------------
                                              Offshore   Onshore
                                               Gulf of     Gulf               Total               Total
                                               Mexico      Coast    Western    U.S.    Canada    Company
                                               ------     ------    -------    ----    ------    -------
NATURAL GAS

  Production (MMCF)                             6,210      2,686       922     9,818    3,847    13,665
  Sales price received (per MCF)              $  2.22       2.18      2.06      2.19     1.24      1.93
  Effects of energy swaps (per MCF) (1)           .19        .04        --       .13      .01       .09
                                              -------    -------    ------    ------   ------    ------
  Average sales price (per MCF)               $  2.41       2.22      2.06      2.32     1.25      2.02

LIQUIDS

Oil and condensate:
  Production (MBBLS)                              244        147        28       419      385       804
  Sales price received (per BBL)              $ 12.87      14.24     14.21     13.44    13.51     13.48
  Effects of energy swaps (per BBL)(1)            .84         --        --       .49     1.11       .78
                                              -------    -------    ------    ------   ------    ------
  Average sales price (per BBL)               $ 13.71      14.24     14.21     13.93    14.62     14.26

Natural gas liquids:

  Production (MBBLS)                               --         39         3        42      129       171
  Average sales price (per BBL)               $    --       7.54      7.67      7.55     8.54      8.30

Total liquids production (MBBLS)                  244        186        31       461      514       975
Average liquids sales price (per BBL)         $ 13.71      12.83     13.58     13.35    13.10     13.22

TOTAL PRODUCTION

Production volumes (MMCFE)                      7,674      3,802     1,108    12,584    6,931    19,515
Average sales price (per MCFE)                $  2.38       2.20      2.09      2.31     1.66      2.07
Operating expense (per MCFE)                      .41        .49       .78       .47      .43       .45
                                              -------    -------    ------    ------   ------    ------

Netback (per MCFE)                            $  1.97       1.71      1.31      1.84     1.23      1.62
                                              -------    -------    ------    ------   ------    ------
                                              -------    -------    ------    ------   ------    ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 4,400 MMCF in the three months ended March 31, 1998. Hedged oil and condensate volumes were 180,000 barrels in the three months ended
     March 31, 1998. The aggregate net gain under energy swap agreements was $1,912,000 for the period and was accounted for as an increase to oil and gas sales.

                                                            Three Months Ended March 31, 1997
                                               ----------------------------------------------------------
                                               Offshore   Onshore
                                                Gulf of     Gulf               Total               Total
                                                Mexico      Coast    Western    U.S.    Canada    Company
                                                ------     ------    -------    ----    ------    -------
  NATURAL GAS

       Production (MMCF)                         6,603      1,278       617     8,498    3,317    11,815
       Sales price received (per MCF)          $  2.77       2.36      2.60      2.70     1.93      2.47
       Effects of energy swaps (per MCF) (1)      (.47)        --        --      (.37)    (.04)     (.27)
                                               -------      -----     -----    ------   ------    ------
       Average sales price (per MCF)           $  2.30       2.36      2.60      2.33     1.89      2.20

  LIQUIDS

  Oil and condensate:
       Production (MBBLS)                          198         22        29       249      336       585
       Sales price received (per BBL)          $ 20.95      23.18     22.28     21.30    20.99     21.13
       Effects of energy swaps (per BBL)(1)      (1.57)        --        --     (1.25)    (.79)     (.99)
                                               -------      -----     -----    ------   ------    ------
       Average sales price (per BBL)           $ 19.38      23.18     22.28     20.05    20.20     20.14

  Natural gas liquids:

       Production (MBBLS)                           --         11         2        13       91       104
       Average sales price (per BBL)           $    --      13.36     16.00     14.00    17.52     17.08

  Total liquids production (MBBLS)                 198         33        31       262      427       689
  Average liquids sales price (per BBL)        $ 19.39      19.91     21.87     19.75    19.63     19.67

TOTAL PRODUCTION

  Production volumes (MMCFE)                     7,791      1,476       803    10,070    5,879    15,949
  Average sales price (per MCFE)               $  2.44       2.48      2.84      2.48     2.49      2.48
  Operating expense (per MCFE)                     .46        .77      1.12       .56      .68       .60
                                               -------      -----     -----    ------   ------    ------
  Netback (per MCFE)                           $  1.98       1.71      1.72      1.92     1.81      1.88
                                               -------      -----     -----    ------   ------    ------
                                               -------      -----     -----    ------   ------    ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 2,809 MMCF in the three months ended March 31, 1997. Hedged oil and condensate volumes were 204,000 barrels in the three months ended March 31, 1997. The aggregate net loss under energy swap agreements was $3,801,000 for the period and was accounted for as a reduction to oil and gas sales.


         General and administrative expense was $4,255,000 in the first quarter of 1998 compared to $3,466,000 in the comparable period of 1997. Total overhead costs (capitalized and expensed general and administrative costs) were $6,164,000 in the first quarter of 1998 compared to $5,650,000 in the comparable period of 1997. The increase in total overhead costs is attributable primarily to higher employee related costs in the 1998 period as a result of increased headcount, and also includes nonrecurring expenses incurred by Saxon as a result of its decision to investigate strategic alternatives.

         The following table summarizes the total overhead costs incurred during the periods:

                                                     Three Months Ended
                                                  ------------------------
                                                  March 31,      March 31,
                                                    1998           1997
                                                  ---------      ---------
                                                       (In Thousands)

Overhead costs capitalized                        $1,909          2,184
General and administrative costs expensed (1)      4,255          3,466
                                                  ------          -----
    Total overhead costs                          $6,164          5,650
                                                  ------          -----
                                                  ------          -----

(1) Includes $747,000 and $711,000 related to marketing and processing operations for the three month periods ended March 31, 1998 and 1997.

         Depreciation and depletion expense increased 27% to $23,333,000 in the first quarter of 1998 from $18,437,000 in the first quarter of 1997 due to increased production and a higher per-unit rate. On a per-unit basis, depletion expense was approximately $1.15 per MCFE in the first quarter of 1998 compared to $1.09 per MCFE in the corresponding 1997 period. The increase in per-unit depletion expense results primarily from higher development costs in the U.S. due to increased costs for services. At March 31, 1998 the Company had undeveloped properties with a cost basis of approximately $89,000,000 which were excluded from depletion, compared to approximately $48,000,000 at March 31, 1997. The increase is attributable primarily to undeveloped acreage associated with the Louisiana Acquisition properties.

         The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first three months of 1998 or 1997. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

         Interest expense increased 78% to $8,506,000 in the first quarter of 1998 compared to $4,774,000 in the corresponding 1997 period, due primarily to increased bank credit facility balances and interest on the 8 3/4% Notes, offset by decreased interest on the aggregate outstanding principal amount of 11 1/4% Notes.

         Translation gain on subordinated debt of $1,024,000 in the first quarter of 1998 relates to translation of the 8 3/4% Notes issued by Canadian Forest in September 1997 and February 1998, and is attributable to the increase in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 1998. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities.

         In 1997 and early 1998, the Company completed several transactions that improved its financial position.

         On February 7, 1997 the Company called for redemption all 2,877,673 shares of its $.75 Convertible Preferred Stock. In response to its call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock and the remaining 93,728 preferred shares were redeemed by the Company at the redemption price of $10.06 per share. This conversion and redemption eliminated all outstanding preferred stock from the Company's capital structure and eliminated approximately $2,200,000 of annual preferred dividend payments.

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

         On September 29, 1997, pursuant to a tender offer, $90,233,000 of the Company's outstanding $100,000,000 aggregate principal amount of 11 1/4% Notes was purchased by the Company. Also on September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Notes, which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund the tender offer described above, a portion was used to repay the outstanding balance under the Canadian credit facility and the remainder was used for working capital and to fund capital expenditures. The effects of the tender and new offering are expected to result in estimated annual cash savings of approximately $5,000,000 to $6,000,000 related to interest and income taxes.

         On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the Company's $125,000,000 principal amount of 8 3/4% Notes that were issued in September 1997. The Company received net proceeds of approximately $75,000,000, which were used to provide funds for the Louisiana Acquisition described below.

         On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana for total consideration of approximately $230,776,000. The consideration consisted of 1,000,000 shares of the Company's Common Stock and approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility and the issuance of $75,000,000 principal amount of 8 3/4% Notes. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 186 BCFE.

         The Company also has an agreement with Anschutz whereby the Company will issue to Anschutz 5,950,000 shares of the Company's Common Stock in exchange for certain oil and gas assets. Consummation of the Anschutz Transaction is subject to approval of the transaction by the Company's shareholders, other than Anschutz, at the Company's annual shareholders' meeting currently expected to be held in June 1998. The oil and gas assets to be acquired include Anschutz's interest in the Anschutz Ranch East Field, certain Canadian properties and other international projects. There are approximately 80 BCFE of proved reserves associated with the Anschutz Transaction.

         Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production. At May 1, 1998 the Company had 2 offshore Gulf of Mexico wells whose combined production represents approximately 18% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

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

         At April 30, 1998, the outstanding borrowings under the Global Credit Facility were $232,600,000 in the U.S. and there were no outstanding borrowings in Canada. The Company has used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the U.S. and $3,022,000 CDN in Canada.

         In addition to the credit facilities described above, Saxon has a credit facility with a borrowing base of $39,800,000 CDN. The loan is subject to semi-annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At April 30, 1998 the outstanding balance under this facility was $38,198,000 CDN.

         WORKING CAPITAL. The Company had a working capital surplus of approximately $12,032,000 at March 31, 1998 compared to approximately $22,062,000 at December 31, 1997. The decrease in the surplus is due primarily to cash used in the first quarter of 1998 to fund capital expenditures in Canada.

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

         CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $17,991,000 in the first quarter of 1998 compared to $17,275,000 in the first quarter of 1997. Higher production volumes in the 1998 period were primarily offset by lower natural gas and liquids prices, which resulted in equivalent cash provided by operations in both periods. The Company used $248,013,000 for investing activities in the first quarter of 1998 compared to $41,588,000 in the first quarter of 1997. The increased use in the 1998 period is due primarily to the Louisiana Acquisition. Cash provided by financing activities in the first quarter of 1998 was $217,531,000 compared to $22,294,000 in 1997. The 1998 period included approximately $75,000,000 of proceeds from the issuance of the 8-3/4% Notes as well as net drawdowns on the credit facilities of approximately $143,000,000.

       CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the first three months of 1998 and 1997 were as follows:

                                                      Three Months Ended
                                                 ----------------------------
                                                 March 31,          March 31,
                                                   1998               1997
                                                 ---------          ---------
                                                        (In Thousands)
       Property acquisition costs:
           Proved properties                    $ 202,176             2,050
           Undeveloped properties                  30,033             2,363
                                                ---------            ------
                                                  232,209             4,413

       Exploration costs:
           Direct costs                            17,030            19,582
           Overhead capitalized                       896               928
                                                ---------            ------
                                                   17,926            20,510

       Development costs:
           Direct costs                             9,204            17,933
           Overhead capitalized                     1,013             1,256
                                                ---------            ------
                                                   10,217            19,189
                                                ---------            ------
                                                $ 260,352            44,112
                                                ---------            ------
                                                ---------            ------

         The Company's budgeted 1998 expenditures for exploration and development (exclusive of property acquisition costs) are approximately $130,000,000. The Company intends to meet its 1998 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that the Company will have access to sufficient capital to meet its capital requirements. The planned levels of capital expenditures could be reduced if the Company experiences lower than anticipated net cash provided by operations or other liquidity needs or could be increased if the Company experiences increased cash flow or accesses additional sources of capital.

       In addition, while the Company intends to continue a strategy of acquiring reserves that meet its investment criteria, no assurance can be given that the Company can locate or finance any property acquisitions.

         INVESTMENT IN SAXON PETROLEUM INC. In 1997, the board of directors of Saxon created a special committee of independent directors which engaged a third party to assess the asset base of Saxon and to determine strategic alternatives to maximize shareholder value. In April 1998 the Company put forward a proposal to acquire all of the issued and outstanding shares of Saxon on the basis of one share of Forest Common Stock for every 48.07 shares of Saxon.

         Forest's proposal is subject to the following conditions: the completion of a formal valuation; the consideration being offered by Forest being at or above the midpoint of the valuation range determined in the formal valuation; approval of the proposed transaction by the Saxon special committee and the recommendation of the transaction by Saxon's board to its shareholders; and the execution of agreements between Forest and each of the directors and officers of Saxon wherein such directors and officers will agree to dispose of their Saxon shares or vote such shares in favor of the transaction.

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 13.6 BCF of natural gas in 1998 at an average price of $1.83 CDN per MCF and approximately 5.4 BCF of natural gas in 1999 at an average price of approximately $2.16 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997 Canadian Forest supplied 27% of the gas for the Netback Pool.

         HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At March 31, 1998 the Company had natural gas swaps for an aggregate of approximately 63 BBTU

(billion British Thermal Units) per day of natural gas during the remainder of 1998 at fixed prices ranging from $1.10 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C", U.S. $ basis) to $2.62 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 12 BBTU per day of natural gas during 1999 at fixed prices ranging from $1.63 per MMBTU (AECO "C", U.S. $ basis) to $2.71 per MMBTU (NYMEX basis). The weighted average hedged price for natural gas under such agreements is $2.18 and $1.93 per MMBTU in 1998 and 1999, respectively. At March 31, 1998 the Company had oil swaps for an aggregate of 1,101 barrels per day of oil during the remainder of 1998 at fixed prices ranging from $20.00 to $20.62 per barrel (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.54 per barrel.

         Subsequent to March 31, 1998, the Company settled two long term natural gas swaps for $80,000. One covered approximately 898 MMBTU per day from June 1998 to December 1999 at fixed prices ranging from $2.42 to $2.54 per MMBTU (NYMEX basis) and the other covered approximately 156 MMBTU per day from June 1998 to December 2002 at fixed prices ranging from $2.33 to $3.00 per MMBTU (NYMEX basis). The amounts received to settle the swaps have been deferred and will be recorded in earnings over the original term of the swaps.

         YEAR 2000 ISSUES. In 1996, the Company commenced a year 2000 date conversion project. The project addresses the effects the year 2000 will have on the Company's software applications and analyzes upgrades and purchases that may be required. The Company has completed its analysis of its land, accounting and oil and gas reserves applications and expects to complete analysis of its other applications by June 1998. The estimated cost of hardware and software upgrades and purchases that may be required and the time required for implementation are expected to be determined at that time. Based upon the findings through May 1, 1998, the estimated costs of upgrades and purchases are not expected to be significant.

          RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131), effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted Statement No. 131.

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

                           PART II. OTHER INFORMATION


ITEM 2c. RECENT SALE OF UNREGISTERED SECURITIES

         On February 2, 1998 Canadian Forest issued in a private placement $75,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2007 at a price of $100.375. Proceeds received were approximately $75,000,000. The payment of these notes is unconditionally guaranteed on a senior subordinated basis by the Company.

         The initial purchaser was Morgan Stanley Dean Witter. The aggregate price to investors was $75,281,250 and the aggregate discount to the initial purchasers was $246,750. This issuance was exempt from registration under the Securities Act of 1933 (the 33 Act) pursuant to Section 4(2) of the 33 Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        Exhibit 10 Purchase and Sales Agreement by and between Forest Oil Corporation and The Anschutz Corporation dated
                      April 6, 1998, incorporated herein by reference to
                      Exhibit 92.1 to Form 8-K for Forest Oil Corporation dated April 8, 1998 (File No. 0-4597).

      * Exhibit 27    Financial Data Schedule.

*   Filed with this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by Forest during the first quarter of 1998:

Date of Report        Item Reported    Financial Statements Filed
--------------        -------------    --------------------------

January 7, 1998       Item 5,7         None.

January 12, 1998      Item 5,7         None.

January 28, 1998      Item 5,7         None.

February 3, 1998      Item 2,7         The following financial statements
                                       required to be filed as exhibits to
                                       this Form 8-K were filed with Form
                                       8-K/A filed on April 10, 1998.

                                       (a) Audited Statement of Oil and Gas
                                           Revenue and Direct Operating and
                                           Production Expenses of the acquired
                                           properties for the year ended
                                           December 31,1997.

                                       (b) Condensed pro forma combined
                                           financial statements of Forest
                                           Oil Corporation at December 31,
                                           1997 and for the year ended
                                           December 31, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOREST OIL CORPORATION
                                               (Registrant)



Date:  May 15, 1998                      /s/ Daniel L. McNamara
                                    --------------------------------------
                                              Daniel L. McNamara
                                        Corporate Counsel and Secretary
                                     (Signed on behalf of the registrant)



                                             /s/ David H. Keyte
                                    --------------------------------------
                                                David H. Keyte
                                       Executive Vice President and Chief
                                               Financial Officer
                                        (Principal Financial Officer)