Form 10-K/A
period 1997-12-31
FOREST OIL CORP
filed 1998-06-05
CIK 38079

-------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                  Amendment No. 1 to

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

     Certain information concerning such directors, is set forth below:

                                                       PRINCIPAL OCCUPATION,
                                  AGE AND             POSITIONS WITH COMPANY
                              YEARS OF SERVICE        AND BUSINESS EXPERIENCE                            DIRECTOR
          NAME                  WITH COMPANY          DURING LAST FIVE YEARS                              SINCE
----------------------      --------------------  --------------------------------                   ----------------
CLASS IV DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 1998

Craig D. Slater                  41 - 3           President of Anschutz Investment Company since         1995
                                                  August 1997.  Vice President of Acquisitions and
                                                  Investments of both The Anschutz Corporation
                                                  and Anschutz Company, the corporate parent of
                                                  Anschutz, since 1995.  Corporate Secretary of
                                                  The Anschutz Corporation and Anschutz Company
                                                  from 1991 to 1996, and other positions with The
                                                  Anschutz Corporation and Anschutz Company from
                                                  1988 to 1995.  Director of Qwest Communications
                                                  International Inc. since February 1997 and Director
                                                  of Qwest Communications Corporation since
                                                  November 1996.  Director of Internet Communications
                                                  Corporation since September 1996.  Member of the
                                                  Executive Committee.

Cortlandt S. Dietler             76 - 1           Chairman and Chief Executive Officer of Trans-         1996
                                                  Montaigne Oil Company since April 1995.  Prior
                                                  thereto founder, Chairman and Chief Executive
                                                  Officer of Associated Natural Gas Corporation prior
                                                  to its 1994 merger with Panhandle Eastern Corporation.
                                                  Advisory Director of PanEnergy Corporation.
                                                  Director of Hallador Petroleum Company, Key
                                                  Production Company, Inc. and Grease Monkey
                                                  Holding Corporation.  Member of the Compensation
                                                  Committee

CLASS I DIRECTORS - TERMS EXPIRING AT THE ANNUAL SHAREHOLDERS' MEETING IN 1999

William L. Dorn                  49 - 26          Chairman of the Board and Chairman of the              1982
                                                  Executive Committee.  Chief Executive Officer
                                                  until December 1995. President until November
                                                  1993.  Chairman of the Nominating Committee.
                                                  Chairman of the Board of Directors of Saxon
                                                  Petroleum Inc.

James H. Lee                     49 - 7           Managing Partner, Lee, Hite & Wisda Ltd.,              1991
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

     The Company currently has one class of voting securities outstanding. On April 30, 1998, there were 37,320,644 shares of Common Stock outstanding, with each such share being entitled to one vote.

     As of April 30, 1998, to the knowledge of the Board of Directors the only shareholders who owned beneficially more than 5% of the outstanding shares of Common Stock were:

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
                    790 North Milwaukee St.
                    Milwaukee, WI 53202

----------------

(1) Based on Schedules 13D and 13G and amendments thereto filed with the SEC and the Company by the reporting person through April 30, 1998 and the amount of Common Stock outstanding on April 30, 1998.

(2) The shares indicated as beneficially owned by Anschutz include 5,950,000 shares to be issued pursuant to the 1998 Anschutz Transaction, and 1,587 shares owned by Philip F. Anschutz.

(3) Joint Energy Development Investments Limited Partnership ("JEDI") has agreed to not transfer 840,000 of its shares, except in limited circumstances, until after July 31, 1999.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows, as of April 30, 1998, the number of shares of the Company's Common Stock beneficially owned by each director and nominee, each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and all directors and executive officers as a group. Unless otherwise indicated, each of the persons has sole voting power and sole investment power with respect to the shares beneficially owned by such person.

                                                     COMMON STOCK (1)
                                             -------------------------------
     NAME OF INDIVIDUAL OR                   NUMBER OF             PERCENT
     NUMBER IN GROUP                           SHARES            OF CLASS(2)
     ---------------------                   ---------           -----------
     Philip F. Anschutz. . . . . . . . .   17,086,475(3)             39.5%
     Robert S. Boswell . . . . . . . . .      136,684(4)               *
     William L. Britton. . . . . . . . .        2,753                  *
     Cortlandt S. Dietler. . . . . . . .        3,253                  *
     William L. Dorn . . . . . . . . . .      142,533(5)               *
     Forest D. Dorn. . . . . . . . . . .       64,065(6)               *
     Jordan L. Haines. . . . . . . . . .        1,753                  *
     David H. Keyte. . . . . . . . . . .       68,182(7)               *
     James H. Lee. . . . . . . . . . . .        4,748                  *
     J. J. Simmons III . . . . . . . . .          376                  *
     Craig D. Slater . . . . . . . . . .        8,087                  *
     Drake S. Tempest. . . . . . . . . .        4,087                  *
     V. Bruce Thompson . . . . . . . . .       28,882(8)               *
     Michael B. Yanney . . . . . . . . .       12,587(9)               *
     All directors and executive officers
      as a group (19 persons,including
      the 14 named above)...............   17,634,878(10)           40.3%

-----------

* The percentage of shares beneficially owned does not exceed one percent of the outstanding shares of the class.

(1) Amounts reported also include shares held for the benefit of certain directors and executive officers by the trustee of the Company's Retirement Savings Plan Trust as of December 31, 1997.

(2)  Based on the number of shares outstanding as of April 30, 1998.

(3) The shares indicated as owned by Philip F. Anschutz are owned of record by Anschutz, of which Mr. Anschutz is the Chairman of the Board and a Director. Mr. Anschutz may be deemed to beneficially own such shares based on his affiliation with Anschutz. The shares indicated as beneficially owned by Philip F. Anschutz include 5,950,000 shares to be issued pursuant to the 1998 Anschutz Transaction, and 1,587 shares owned by Philip F. Anschutz. See "Item 13. Certain Relationships and Related Transactions-- 1998 Anschutz Transaction."

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

     Therefore, based on the number of shares outstanding on April 30, 1998, pursuant to the 1998 Anschutz Transaction, Anschutz will increase its ownership from 30.7% to approximately 39.5% of the Common Stock. Anschutz is subject to a 40% ownership limitation that terminates on July 27, 2000 and is not applicable to acquisitions of shares approved by the Board of Directors, including a majority of independent directors, acquisitions following certain business combinations or tender offers, or acquisitions made after a third party acquires a greater number of shares than that held by Anschutz and its affiliates, or subject to acquisition by them. The shares issued pursuant to the 1998 Anschutz Transaction will also be subject to the 40% ownership limitation.


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

     In 1997, the Company farmed out to an affiliate of Anschutz a 50% interest in a prospect in the Gulf of Mexico. Pursuant to the farmout, and to earn such interest, Anschutz agreed to pay 50% of the Company's costs already incurred relating to the prospect and 66.67% of the dry hole drilling costs of an exploratory well on the prospect, such costs being limited to the lesser of the first $8,000,000 of gross dry hole costs or actual costs, any remaining costs will be split evenly. Anschutz participated in the prospect upon the same terms as other unrelated industry participants. The well on this prospect is currently drilling.

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

     RETIREMENT BENEFITS FOR FORMER EXECUTIVES AND DIRECTORS. In December 1990, in consideration of their many years of service, the Company entered into retirement agreements with the following seven executives and directors:
Clayton G. Dorn, David F. Dorn, Richard B. Dorn, John C. Dorn, Martha Dorn
Bird, Herbert J. Warner and William F. Higie, collectively the "Retirees", pursuant to which the Retirees receive supplemental retirement payments in addition to the amounts to which they are entitled under the Company's retirement plan. In addition, the Retirees and their spouses are entitled to lifetime coverage under the Company's group medical and dental plans, tax and other financial services and payments by the Company in connection with certain club membership dues. The Company has also agreed to maintain certain life insurance policies in effect at December 1990 for the benefit of each of the Retirees. All of the Retirees have subsequently resigned as directors. Pursuant to the terms of the retirement agreements, the Retirees who cease to be a director (or his spouse) will be paid $2,500 a month until December 2000.

     The balance of the Company's obligation ($149,000) to Richard B. Dorn under a revised retirement agreement was paid in May 1997. The retirement agreements for the other six Retirees, one of whom, David F. Dorn, received in 1991 the payments scheduled to be made in 1999 and 2000, provide for supplemental retirement payments totaling approximately $970,000 per year in 1998 and approximately $770,000 per year in 1999 and 2000.

     EXECUTIVE SEVERANCE AGREEMENTS. The Company has entered into executive severance agreements (the "Executive Severance Agreements") with the following executive officers, in addition to the Named Executive Officers:
Daniel L. McNamara, Joan C. Sonnen, Neal A. Stanley and Donald H. Stevens. The Executive Severance Agreements provide for severance benefits for termination without cause and for termination following a "change of control" of the Company. The Executive Severance Agreements provide that if an executive's employment is terminated either (a) by the Company for reasons other than cause or other than as a consequence of death, disability, or retirement, or (b) by the executive for reasons of diminution of responsibilities, compensation, or benefits or, in the case of a change of control, a significant change in the executive's principal place of employment, the executive will receive certain payments and benefits. In January 1998 the term of the Executive Severance Agreements was extended automatically until January 2000.

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

                                            FOREST OIL CORPORATION
                                                (Registrant)

Date: June 5, 1998                          By:  /s/ Daniel L. McNamara
                                               ---------------------------
                                                 Daniel L. McNamara
                                                     Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURES                  TITLE                               DATE
   ------------                -------                             ------

Robert S. Boswell*     President and Chief Executive Officer    June 5, 1998
(Robert S. Boswell)           (Principal Executive Officer)

David H. Keyte*        Executive Vice President and Chief       June 5, 1998
(David H. Keyte)              Financial Officer
                       (Principal Financial Officer)

Joan C. Sonnen*        Controller                               June 5, 1998
(Joan C. Sonnen)              (Principal Accounting Officer)

Philip F. Anschutz*    Directors of the Registrant              June 5, 1998
(Philip F. Anschutz)

Robert S. Boswell*
(Robert S. Boswell)

William L. Britton*
(William L. Britton)

Cortlandt S. Dietler*
(Cortlandt S. Dietler)

William L. Dorn*
(William L. Dorn)

Jordan L. Haines*
(Jordan L. Haines)

James H. Lee*
(James H. Lee)

J.J. Simmons, III*
(J.J. Simmons, III)

Craig D. Slater*
(Craig D. Slater)

Drake S. Tempest*
(Drake S. Tempest)

Michael B. Yanney*
(Michael B. Yanney)

*By  /s/  Daniel L. McNamara                                    June 5, 1998
   ---------------------------
     Daniel L. McNamara
     (as attorney-in-fact for
     each of the persons
     indicated)