Form 10-Q
period 1998-06-30
FOREST OIL CORP
filed 1998-08-14
CIK 38079

===============================================================================

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549


                                     FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     Yes   X     No
         -----      -----
                                                            Number of Shares
                                                               Outstanding
Title of Class of Common Stock                                July 31, 1998
------------------------------                              ----------------
Common Stock, Par Value $.10 Per Share                         43,564,623


===============================================================================

                           PART I.  FINANCIAL INFORMATION


FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                June 30,    December 31,
                                                  1998         1997
                                               ----------   ------------
                                                    (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $   13,428        18,191
  Accounts receivable                              59,960        65,720
  Other current assets                              5,512         4,649
                                               ----------      --------
          Total current assets                     78,900        88,560

Net property and equipment, at cost               854,963       521,293

Goodwill and other intangible assets, net          24,613        26,243

Other assets                                       13,392        11,686
                                               ----------      --------
                                               $  971,868       647,782
                                               ----------      --------
                                               ----------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   60,573        59,719
  Accrued interest                                 10,107         4,152
  Other current liabilities                         2,103         2,627
                                               ----------      --------
          Total current liabilities                72,783        66,498

Long-term debt                                    488,195       254,760
Other liabilities                                  16,355        17,020
Deferred income taxes                              34,564        34,767


Minority interest                                  12,452        12,910


Shareholders' equity:
  Common stock                                      4,356         3,632
  Capital surplus                                 574,090       488,908
  Accumulated deficit                            (222,671)     (223,460)
  Accumulated other comprehensive loss             (8,256)       (7,253)
                                               ----------      --------
          Total shareholders' equity              347,519       261,827
                                               ----------      --------
                                               $  971,868       647,782
                                               ----------      --------
                                               ----------      --------

        See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                              Three Months Ended            Six Months Ended
                                                           -----------------------       ----------------------
                                                            June 30,      June 30,       June 30,      June 30,
                                                              1998          1997           1998          1997
                                                           --------       --------       --------      --------
                                                          (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Natural gas (mmcf)                                         14,297         11,218         27,962        23,033
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------
  Oil, condensate and natural gas
    liquids (thousands of barrels)                            1,026            802          2,001         1,491
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------
STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing                               $ 33,839         44,747         68,842        98,209
    Oil and gas sales:
      Gas                                                    28,900         19,654         56,507        45,700
      Oil, condensate and natural gas liquids                12,434         13,254         25,320        26,809
                                                           --------       --------       --------      --------
        Total oil and gas sales                              41,334         32,908         81,827        72,509
                                                           --------       --------       --------      --------
          Total revenue                                      75,173         77,655        150,669       170,718

  Expenses:
    Marketing and processing                                 32,096         42,998         65,264        93,906
    Oil and gas production                                    9,362          9,026         18,204        18,671
    General and administrative                                4,922          5,081          9,177         8,547
    Depreciation and depletion                               23,862         18,319         47,195        36,756
                                                           --------       --------       --------      --------
          Total operating expenses                           70,242         75,424        139,840       157,880
                                                           --------       --------       --------      --------
Earnings from operations                                      4,931          2,231         10,829        12,838
Other income and expense:
  Other income, net                                          (6,656)          (807)        (6,654)       (1,650)
  Interest expense                                            9,755          5,259         18,261        10,033
  Minority interest in earnings (loss) of subsidiary            (48)            59           (128)          161
  Translation loss on subordinated debt                       4,186              -          3,162             -
                                                           --------       --------       --------      --------
          Total other income and expense                      7,237          4,511         14,641         8,544
                                                           --------       --------       --------      --------
Earnings (loss) before income taxes and extraordinary item   (2,306)        (2,280)        (3,812)        4,294

Income tax expense (benefit):
  Current                                                       603            (92)           949         1,273
  Deferred                                                    1,495          1,008            646         1,695
                                                           --------       --------       --------      --------
                                                              2,098            916          1,595         2,968
                                                           --------       --------       --------      --------
Earnings (loss) before extraordinary item                    (4,404)        (3,196)        (5,407)        1,326
                                                           --------       --------       --------      --------
Extraordinary item - gain on extinguishment of debt           6,196              -          6,196             -
                                                           --------       --------       --------      --------
Net earnings (loss)                                        $  1,792         (3,196)           789         1,326
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------
Earnings (loss) attributable to common stock               $  1,792         (3,196)           789         1,137
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------
Weighted average number of common shares outstanding         37,721         32,578         37,350        32,169
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------

                               continued on next page

        See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED) (CONTINUED)

                                                              Three Months Ended            Six Months Ended
                                                           -----------------------       ----------------------
                                                            June 30,      June 30,       June 30,      June 30,
                                                              1998          1997           1998          1997
                                                           --------       --------       --------      --------
                                                          (In Thousands Except Production and Per Share Amounts)
Basic earnings (loss) per common share:
  Earnings (loss) attributable to common stock
    before extraordinary item                              $   (.11)          (.10)          (.14)          .04
  Extraordinary item - gain on extinguishment of debt           .16              -            .16             -
                                                           --------       --------       --------      --------

  Earnings (loss) attributable to common stock             $    .05           (.10)           .02           .04
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------
Diluted earnings (loss) per common share:

  Earnings (loss) attributable to common stock
    before extraordinary item                              $   (.11)          (.10)          (.14)          .03

  Extraordinary item - gain on extinguishment of debt           .16              -            .16             -
                                                           --------       --------       --------      --------
  Earnings (loss) attributable to common stock             $    .05           (.10)           .02           .03
                                                           --------       --------       --------      --------
                                                           --------       --------       --------      --------


        See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                         ------------------------
                                                                           June 30,      June 30,
                                                                            1998          1997
                                                                         ----------    ----------
                                                                               (In Thousands)
Cash flows from operating activities:
  Net earnings (loss) before preferred dividend and extraordinary item   $   (5,407)        1,326
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and depletion                                              47,195        36,756
     Translation loss on subordinated debt                                    3,162             -
     Amortization of deferred debt costs                                        420           349
     Deferred income tax expense                                                646         1,695
     Minority interest in earnings (loss) of subsidiary                        (128)          161
     Other, net                                                                 360           (63)
     Decrease in accounts receivable                                          9,593         6,871
     (Increase) decrease in other current assets                             (5,513)          103
     Increase (decrease) in accounts payable                                  1,370        (9,799)
     Increase (decrease) in accrued interest and other
       current liabilities                                                    5,381        (8,532)
     Settlement of volumetric production payment obligation                       -        (6,832)
     Amortization of deferred revenue                                             -        (1,524)
                                                                         ----------    ----------
          Net cash provided by operating activities                          57,079        20,511

Cash flows from investing activities:
  Capital expenditures for property and equipment                          (389,422)      (81,877)
  Less stock issued for acquisition                                          81,784             -
                                                                         ----------    ----------
                                                                           (307,638)      (81,877)

  Proceeds from sales of assets                                               4,411         8,096
  Increase in other assets, net                                              (1,554)         (377)
                                                                         ----------    ----------
          Net cash used by investing activities                            (304,781)      (74,158)

Cash flows from financing activities:
  Proceeds from bank borrowings                                             380,504       101,136
  Repayments of bank borrowings                                            (211,652)      (46,464)
  Repayments of production payment obligation                                   (58)       (1,716)
  Issuance of 8 3/4% senior subordinated notes,
    net of issuance costs                                                    74,620             -
  Proceeds from exercise of options                                               -         1,589
  Costs of preferred stock conversion                                             -          (800)
  Payment of preferred stock dividends                                            -          (540)
  Decrease in other liabilities, net                                           (494)       (2,517)
                                                                         ----------    ----------
          Net cash provided by financing activities                         242,920        50,688

Effect of exchange rate changes on cash                                          19           (52)
                                                                         ----------    ----------
Net decrease in cash and cash equivalents                                    (4,763)       (3,011)

Cash and cash equivalents at beginning of period                             18,191         8,626
                                                                         ----------    ----------
Cash and cash equivalents at end of period                               $   13,428         5,615
                                                                         ----------    ----------
                                                                         ----------    ----------
Cash paid during the period for:
  Interest                                                               $   12,051         9,406
                                                                         ----------    ----------
                                                                         ----------    ----------
  Income taxes                                                           $    1,312         4,288
                                                                         ----------    ----------
                                                                         ----------    ----------

        See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)


(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of operations for the six month periods ended June 30, 1998 and 1997. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and, accordingly, has reported accumulated other comprehensive loss as a separate line item in the shareholders' equity section of its condensed consolidated balance sheets at June 30, 1998 and December 31, 1997. The components of total comprehensive income (loss) for the periods consist of net earnings, foreign currency translation and changes in the unfunded pension liability and are as follows:

                                  Three Months Ended           Six Months Ended
                                 ---------------------      ----------------------
                                 June 30,     June 30,      June 30,      June 30,
                                   1998        1997           1998          1997
                                 --------     -------       -------         ------
                                                                (In Thousands)
  Net earnings (loss)             $ 1,792       (3,196)         789          1,326
  Other comprehensive
   earnings (loss)                 (1,239)         313       (1,003)        (1,769)
                                  -------      -------      -------         ------
  Total comprehensive
   earnings (loss)                $   553       (2,883)        (214)          (443)
                                  -------       ------      -------         -------
                                  -------       ------      -------         -------


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

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)


(2)  ACQUISITIONS, CONTINUED

     On June 25 and 29, 1998, in two separate closings, the Company purchased certain oil and gas properties from The Anschutz Corporation (Anschutz) (the Anschutz Acquisition). Total consideration consisted of 5,950,000 shares of the Company's Common Stock valued at $67,565,000. The value of the stock was determined by reference to the quoted market price during the period two days preceding and two days following the announcement of the agreement in principle, less a discount to reflect the size of the block of shares to be issued and estimated brokerage fees on ultimate disposition of the shares. The properties include an interest in The Anschutz Ranch field which is located in Utah and Wyoming, prospects and producing acreage in Canada, and interests in projects in various other countries. There are approximately 80 BCFE of estimated proved reserves associated with the Anschutz Acquisition.

(3)  SUBSIDIARIES

     SAXON PETROLEUM INC. On December 20, 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon is a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. Since Forest had majority voting control over Saxon as a result of the voting common shares owned and proxies held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition. During 1997 Forest converted preferred shares of Saxon into common shares and acquired additional common shares of Saxon pursuant to an equity participation agreement. These transactions increased Forest's ownership in Saxon to a 65% economic (49% voting) interest.

     On June 25, 1998 Forest announced that it agreed to acquire all of the approximately 49.8 million outstanding common shares of Saxon not previously owned by Forest in exchange for Forest Common Stock on the basis of one share of Forest Common Stock for each 47 common shares of Saxon. The transaction was approved by the minority shareholders of Saxon on August 7, 1998 and by the Alberta Court of Queen's Bench on August 10, 1998. As a result of this acquisition, common shares outstanding will increase by 1,081,256 shares and the minority interest will be eliminated.

     CANADIAN FOREST OIL LTD. On January 31, 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

     Canadian Forest is the issuer of the Company's 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (See Note 6). The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and 1997:

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)


(3)  SUBSIDIARIES, CONTINUED

                                                            June 30,   December 31,
                                                              1998         1997
                                                           ----------  -----------
                                                                (In Thousands)
     CANADIAN FOREST OIL LTD.

     Summarized Consolidated Balance Sheet Information:

          ASSETS
            Current assets                                 $   29,520       35,630
            Note receivable from parent                        75,060            -
            Property and equipment, net                       128,239      117,394
            Goodwill and other intangible assets, net          24,613       26,243
            Other assets                                        3,699        3,320
                                                           ----------      -------
                                                           $  261,131      182,587
                                                           ----------      -------
                                                           ----------      -------
          LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
            Current liabilities                            $   21,101       24,029
            Credit facility                                    13,626            -
            8 3/4% Senior Subordinated Notes                  199,974      124,690
            Other liabilities                                     350          396
            Deferred income taxes                              34,309       36,282
            Shareholder's equity (deficit)                     (8,229)      (2,810)
                                                           ----------      -------
                                                           $  261,131      182,587
                                                           ----------      -------
                                                           ----------      -------

                                                               Six Months Ended
                                                           -----------------------
                                                            June 30,     June 30,
                                                              1998         1997
                                                           ----------   ----------
                                                               (In Thousands)
     Summarized Consolidated Statements of Operations:
          Revenue                                          $   78,179      117,993
                                                           ----------      -------
                                                           ----------      -------
          Earnings (loss) before income taxes              $   (5,815)       3,875
                                                           ----------      -------
                                                           ----------      -------
          Net earnings (loss)                              $   (5,529)       1,443
                                                           ----------      -------
                                                           ----------      -------

(4)  NET PROPERTY AND EQUIPMENT

     Components of net property and equipment are as follows:

                                                    June 30,    December 31,
                                                      1998         1997
                                                  -----------   -----------
                                                        (In Thousands)
        Oil and gas properties                    $ 1,972,473     1,594,443
        Buildings, transportation and
          other equipment                              11,665        11,157
                                                  -----------    ----------
                                                    1,984,138     1,605,600
        Less accumulated depreciation,
          depletion and valuation allowance        (1,129,175)   (1,084,307)
                                                  -----------    ----------
                                                  $   854,963       521,293
                                                  -----------    ----------
                                                  -----------    ----------

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                                  June 30,   December 31,
                                                    1998         1997
                                                  -------    ------------
                                                     (In Thousands)
     Goodwill                                     $15,619       16,029
     Gas marketing contracts                       13,626       13,986
                                                  -------       ------
                                                   29,245       30,015
     Less accumulated amortization                 (4,632)      (3,772)
                                                  -------       ------
                                                  $24,613       26,243
                                                  -------       ------
                                                  -------       ------

     Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(6)  LONG-TERM DEBT

     Components of long-term debt are as follows:

                                                  June 30,   December 31,
                                                    1998         1997
                                                  -------    ------------
                                                     (In Thousands)
     U.S. Credit Facility                         $239,700       85,550
     Canadian Credit Facility                       13,626            -
     Saxon Credit Facility                          26,219       25,840
     Production payment obligation                       -       10,004
     11 1/4% Senior Subordinated Notes               8,676        8,676
     8 3/4% Senior Subordinated Notes              199,974      124,690
                                                  --------      -------
                                                  $488,195      254,760
                                                  --------      -------
                                                  --------      -------

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)

(6)  LONG-TERM DEBT, CONTINUED

     On September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Notes which were sold at 99.745% and which are guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund a tender offer pursuant to which $90,233,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes was tendered by the holders. A portion of the proceeds was used to repay the outstanding balance under the Canadian Credit Facility and the remainder was used for working capital and to fund capital expenditures. The remaining outstanding principal amount of 11 1/4% Notes is callable on or after September 1, 1998 at 105.688% of the principal amount.

     On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes, the net proceeds of which were used to provide funds for the Louisiana Acquisition. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes that were issued in September 1997.

     The Company is required to recognize foreign currency translation gains or losses related to its 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the increase in the value of the Canadian dollar relative to the U.S. dollar during the first six months of 1998, the Company reported a noncash translation loss of approximately $3,162,000.

     On June 5, 1998 the Company settled its remaining nonrecourse production payment obligation for 271,214 shares of the Company's Common Stock. The stock was valued at $3,750,000 based upon the weighted average trading price for the 10 day trading period preceding the closing date. The obligation, which originated in May 1992, had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in the second quarter of 1998.

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

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)

(7)  EARNINGS (Loss) PER SHARE, CONTINUED

     The following sets forth the calculation of basic and diluted earnings per share:

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                ------------------    ------------------
                                                                1998(1)    1997(2)    1998(1)    1997(3)
                                                                -------    -------    -------    -------
                                                                 (In Thousands Except Per Share Amounts)
     Basic earnings (loss) per share:
          Net earnings (loss)                                   $1,792     (3,196)       789      1,326

            Less: Preferred stock dividends                          -          -          -       (189)
                                                                ------     ------     ------     ------
          Earnings (loss) available to common stockholders      $1,792     (3,196)       789      1,137
                                                                ------     ------     ------     ------
                                                                ------     ------     ------     ------
          Weighted average common shares outstanding            37,721     32,578     37,350     32,169

          Basic earnings (loss) per share                         $.05       (.10)       .02        .04
                                                                ------     ------     ------     ------
                                                                ------     ------     ------     ------
     Diluted earnings (loss) per share:
          Weighted average common shares outstanding            37,721     32,578     37,350     32,169
            Add dilutive effects of:
              $.75 Convertible preferred stock                       -          -          -        656
              Employee options                                       -          -          -        178
              Anschutz warrants                                      -          -          -      1,007
                                                                ------     ------     ------     ------
     Weighted average common shares outstanding
          including the effects of dilutive securities          37,721     32,578     37,350     34,010
                                                                ------     ------     ------     ------
                                                                ------     ------     ------     ------
     Diluted earnings (loss) per share                            $.05       (.10)       .02        .03
                                                                ------     ------     ------     ------
                                                                ------     ------     ------     ------

(1) At June 30, 1998, options to purchase 1,915,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the period was antidilutive. These options expire at various dates through 2007.

(2) At June 30, 1997, options to purchase 1,468,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the quarter ended June 30, 1997 because the effect of the assumed exercise of these stock options as of the beginning of the period was antidilutive. These options expire at various dates through 2007.

(3) At June 30, 1997, options to purchase 148,000 shares of common stock at prices ranging from $14.87 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. These options expire at various dates from 2001 to 2007.

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

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1998

     Net earnings for the second quarter of 1998 were $1,792,000 or $.05 per basic and diluted common share compared to a net loss of $3,196,000 or $.10 per basic and diluted common share in the second quarter of 1997. The 1998 period included an extraordinary gain on the extinguishment of debt of $6,196,000 as well as a noncash loss on foreign currency translation of $4,186,000 related to subordinated debt issued by Canadian Forest. Exclusive of the extraordinary gain and the loss on the foreign currency translation, the Company's net loss would have been $218,000 for the second quarter of 1998. Higher production, higher natural gas sales prices and $3,657,000 of net income related to the settlement of a Canadian gas purchase contract were more than offset by lower liquids sales prices and higher interest and depletion expense.

     The Company's marketing and processing revenue decreased by 24% to $33,839,000 in the second quarter of 1998 from $44,747,000 in the second quarter of 1997 and the related marketing and processing expense decreased by 25% to $32,096,000 in the 1998 quarter from $42,998,000 in the previous year. The gross margin reported for marketing and processing activities decreased slightly to $1,743,000 in the second quarter of 1998 from $1,749,000 in the second quarter of 1997.

     The Company's oil and gas sales revenue increased by 26% to $41,334,000 in the second quarter of 1998 from $32,908,000 in the second quarter of 1997. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the second quarter of 1998 increased 27% and 28%, respectively, from the comparable 1997 period. The increases in production are primarily due to discoveries in the Gulf of Mexico being brought onto production and production attributable to properties purchased in the Louisiana Acquisition. The average sales price received for natural gas in the second quarter of 1998 increased 15% compared to the average sales price received in the corresponding 1997 period. The average sales price received by the Company for its liquids production during the second quarter of 1998 decreased 27% compared to the average sales price received during the comparable 1997 period.

     Oil and gas production expense of $9,362,000 in the second quarter of 1998 increased 4% from $9,026,000 in the comparable period of 1997. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased approximately 18% in the second quarter of 1998 to $.46 per MCFE from $.56 MCFE in the second quarter of 1997. The decrease in the per-unit rate is due primarily to lower per-unit costs related to the properties acquired in the Louisiana Acquisition as well as fixed costs of offshore production operations being spread over a larger production base.

     The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                                                Three Months Ended June 30, 1998
                                                 --------------------------------------------------------------
                                                 Offshore   Onshore
                                                 Gulf of      Gulf                Total                   Total
                                                  Mexico     Coast    Western      U.S.      Canada      Company
                                                 --------   -------   -------     ------     ------      -------
     NATURAL GAS
      Production (MMCF)                           5,972      3,566     1,352      10,890      3,407      14,297
      Sales price received (per MCF)             $ 2.24       2.29      2.22        2.26       1.24        2.01
      Effects of energy swaps (per MCF)(1)         (.02)       .08         -         .01       (.01)        .01
                                                 ------      -----     -----      ------      -----      ------
      Average sales price (per MCF)              $ 2.22       2.37      2.22        2.27       1.23        2.02

     LIQUIDS
     Oil and condensate:
      Production (MBBLS)                            225        227        50         502        346         848
      Sales price received (per BBL)             $11.88      13.12     13.30       12.59      11.28       12.06
      Effects of energy swaps (per BBL)(1)         1.15          -         -         .51       1.66         .98
                                                 ------      -----     -----      ------      -----      ------
      Average sales price (per BBL)              $13.03      13.12     13.30       13.10      12.94       13.04

     Natural gas liquids:
      Production (MBBLS)                              -         33        53          86         92         178
      Average sales price (per BBL)              $    -       8.73      7.06        7.70       7.80        7.75

     Total liquids production (MBBLS)               225        260       103         588        438       1,026
     Average liquids sales price (per BBL)       $13.03      12.57     10.09       12.31      11.86       12.12

     TOTAL PRODUCTION:
     Production volumes (MMCFE)                   7,322      5,126     1,970      14,418      6,035      20,453
     Average sales price (per MCFE)              $ 2.22       2.29      2.05        2.22       1.55        2.02
     Operating expense (per MCFE)                   .42        .49       .52         .46        .46         .46
                                                 ------      -----     -----      ------      -----      ------
     Netback (per MCFE)                          $ 1.80       1.80      1.53        1.76       1.09        1.56
                                                 ------      -----     -----      ------      -----      ------
                                                 ------      -----     -----      ------      -----      ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 7,430 MMCF in the three months ended June 30, 1998. Hedged oil and condensate volumes were 136,000 barrels in the three months ended June 30, 1998. The aggregate net gain under energy swap agreements was $939,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                Three Months Ended June 30, 1997
                                                 --------------------------------------------------------------
                                                 Offshore   Onshore
                                                 Gulf of      Gulf                Total                   Total
                                                  Mexico     Coast    Western      U.S.      Canada      Company
                                                 --------   -------   -------     ------     ------      -------
     NATURAL GAS

      Production (MMCF)                           5,592      1,283       717       7,592      3,626      11,218
      Sales price received (per MCF)             $ 2.07       1.87      1.85        2.01       1.20        1.75
      Effects of energy swaps (per MCF)(1)            -          -         -           -        .01           -
                                                 ------      -----     -----       -----      -----      ------
      Average sales price (per MCF)              $ 2.07       1.87      1.85        2.01       1.21        1.75

     LIQUIDS
     Oil and condensate:
      Production (MBBLS)                            200         24        25         249        412         661
      Sales price received (per BBL)             $17.12      20.00     18.24       17.51      17.96       17.80
      Effects of energy swaps (per BBL)(1)          .05          -         -         .04        .02         .02
                                                 ------      -----     -----       -----      -----      ------
      Average sales price (per BBL)              $17.17      20.00     18.24       17.55      17.98       17.82

     Natural gas liquids:
      Production (MBBLS)                              -         38         2          40        101         141
      Average sales price (per BBL)              $    -       7.11     12.00        7.38      11.71       10.48

     Total liquids production (MBBLS)               200         62        27         289        513         802
     Average liquids sales price (per BBL)       $17.17      12.10     17.78       16.14      16.74       16.53

     TOTAL PRODUCTION
     Production volumes (MMCFE)                   6,792      1,655       879       9,326      6,704      16,030
     Average sales price (per MCFE)              $ 2.21       1.90      2.05        2.14       1.94        2.05
     Operating expense (per MCFE)                   .48        .57       .95         .54        .60         .56
                                                 ------      -----     -----       -----      -----      ------
     Netback (per MCFE)                          $ 1.73       1.33      1.10        1.60       1.34        1.49
                                                 ------      -----     -----       -----      -----      ------
                                                 ------      -----     -----       -----      -----      ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 3,110 MMCF in the three months ended June 30, 1997. Hedged oil and condensate volumes were 233,000 barrels in the three months ended June 30, 1997. The aggregate gain under energy swap agreements was $60,000 for the period and was accounted for as an increase to oil and gas sales.

     General and administrative expense decreased slightly to $4,922,000 in the second quarter of 1998 compared to $5,081,000 in the comparable period of 1997. Total overhead costs (capitalized and expensed general and administrative costs) of $7,023,000 in the second quarter of 1998 increased slightly compared to $6,962,000 in the comparable period of 1997.

     Depreciation and depletion expense increased 30% to $23,862,000 in the second quarter of 1998 from $18,319,000 in the second quarter of 1997 due to increased production and a higher per-unit rate. On a per-unit basis, depletion expense was approximately $1.13 per MCFE in the second quarter of 1998 compared to $1.09 per MCFE in the corresponding 1997 period. The increase in per-unit depletion expense results primarily from higher development costs in the U.S. due to increased costs for services.

     Other income was $6,656,000 in the second quarter of 1998 and was $807,000 in the second quarter of 1997. The 1998 period includes $6,603,000 of income related to settlement of a Canadian gas contract.

     Interest expense increased 85% to $9,755,000 in the second quarter of 1998 compared to $5,259,000 in the corresponding 1997 period, due primarily to increased bank credit facility balances and interest on the 8 3/4% Notes, offset partially by decreased interest on the aggregate outstanding principal amount of 11 1/4% Notes.

     Foreign currency translation loss of $4,186,000 in the second quarter of 1998 relates to translation of the 8 3/4% Notes issued by Canadian Forest, and is attributable to the decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

     The extraordinary gain on extinguishment of debt in the second quarter of 1998 resulted from settlement of the Company's remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

     Net earnings for the first six months of 1998 were $789,000 or $.02 per basic and diluted common share compared to net earnings of $1,326,000 or $.04 per basic common share and $.03 per diluted common share in the first six months of 1997. The 1998 period included an extraordinary gain on extinguishment of debt of $6,196,000 as well as a noncash loss on foreign currency translation of $3,162,000 related to subordinated debt issued by Canadian Forest. Exclusive of the extraordinary gain and the loss on foreign currency translation, the Company's net loss for the first six months of 1998 would have been $2,245,000. Higher production, higher natural gas sales prices and $3,657,000 of net income related to the settlement of a Canadian gas purchase contract were more than offset by lower liquids sales prices and higher interest and depletion expense.

     The Company's marketing and processing revenue decreased 30% to $68,842,000 in the first six months of 1998 from $98,209,000 in the first six months of 1997. The related marketing and processing expense decreased by 31% to $65,264,000 in the 1998 period from $93,906,000 in the previous year. The gross margin reported for marketing and processing activities of $3,578,000 in the first six months of 1998 was lower than the gross margin of $4,303,000 in the first six months of 1997. The decrease in the gross margin was due to lower liquids prices realized at the Company's Canadian gas processing facility.

     The Company's oil and gas sales revenue increased by 13% to $81,827,000 in the first six months of 1998 compared to $72,509,000 in the first six months of 1997. Production volumes for natural gas and liquids in the first six months of 1998 increased 21% and 34%, respectively, from the comparable 1997 period. The increases in production are due primarily to discoveries in the Gulf of Mexico being brought onto production and production attributable to properties purchased in the Louisiana Acquisition. The average sales price received for natural gas in the first six months of 1998 increased 2% compared to the average sales price received in the corresponding 1997 period. The average sales price received for liquids during the first six months of 1998 decreased 30% compared to the average sales price received during the comparable 1997 period.

     Oil and gas production expense of $18,204,000 in the first six months of 1998 decreased 3% from $18,671,000 in the comparable period of 1997. The
1998 period includes additional production expense related to the properties acquired in the Louisiana Acquisition, while the 1997 period included higher transportation costs in Canada. On an MCFE basis, production expense decreased approximately 21% in the first six months of 1998 to $.46 per MCFE from $.58 per MCFE in the first six months of 1996. The decrease in the per-unit rate is due primarily to lower per-unit costs related to the properties acquired in the Louisiana Acquisition as well as fixed costs of offshore production operations being spread over a larger production base.

     The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                                                           Six Months Ended June 30, 1998
                                                 ---------------------------------------------------------------------------------
                                                 Offshore       Onshore
                                                 Gulf of          Gulf                       Total                          Total
                                                  Mexico         Coast        Western         U.S.           Canada        Company
                                                 --------       -------       -------        ------          ------        -------
NATURAL GAS

     Production (MMCF)                           12,182          6,252          2,274        20,708           7,254         27,962
     Sales price received (per MCF)             $  2.24           2.25           2.15          2.23            1.24           1.97
     Effects of energy swaps (per MCF) (1)          .08            .06              -           .07               -            .05
                                                -------          -----          -----        ------           -----         ------

     Average sales price (per MCF)              $  2.32           2.31           2.15          2.30            1.24           2.02

LIQUIDS

Oil and condensate:
     Production (MBBLS)                             469            374             78           921             731          1,652
     Sales price received (per BBL)             $ 12.40          13.56          13.63         12.98           12.46          12.74
     Effects of energy swaps (per BBL)(1)           .99              -              -           .50            1.37            .89
                                                -------          -----          -----        ------           -----         ------

     Average sales price (per BBL)              $ 13.39          13.56          13.63         13.48           13.83          13.63

Natural gas liquids:
     Production (MBBLS)                               -             72             56           128             221            349
     Average sales price (per BBL)              $     -           8.08           7.09          7.65            8.24           8.02

Total liquids production (MBBLS)                    469            446            134         1,049             952          2,001
Average liquids sales price (per BBL)           $ 13.39          12.68          10.90         12.77           12.53          12.65


TOTAL PRODUCTION:
Production volumes (MMCFE)                       14,996          8,928          3,078        27,002          12,966         39,968
Average sales price (per MCFE)                  $  2.30           2.25           2.06          2.26            1.61           2.05
Operating expense (per MCFE)                        .41            .49            .61           .46             .44            .46
                                                -------          -----          -----        ------           -----         ------

Netback (per MCFE)                              $  1.89           1.76           1.45          1.80            1.17           1.59
                                                -------          -----          -----        ------           -----         ------
                                                -------          -----          -----        ------           -----         ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 11,799 MMCF in the six months ended June 30, 1998. Hedged oil and condensate volumes were 316,000 barrels in the six months ended June 30, 1998. The aggregate net gain under energy swap agreements was $2,851,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                           Six Months Ended June 30, 1997
                                                 ---------------------------------------------------------------------------------
                                                 Offshore       Onshore
                                                 Gulf of          Gulf                       Total                          Total
                                                  Mexico         Coast        Western         U.S.           Canada        Company
                                                 --------       -------       -------        ------          ------        -------
NATURAL GAS

     Production (MMCF)                            12,195          2,561          1,334        16,090           6,943         23,033
     Sales price received (per MCF)              $  2.44           2.11           2.19          2.37            1.54           2.12
     Effects of energy swaps (per MCF) (1)          (.25)             -              -          (.19)           (.01)          (.14)
                                                 -------          -----          -----        ------           -----         ------

     Average sales price (per MCF)               $  2.19           2.11           2.19          2.18            1.53           1.98

LIQUIDS

Oil and condensate:
     Production (MBBLS)                              398             46             54           498             748          1,246
     Sales price received (per BBL)              $ 19.03          21.52          20.41         19.41           19.32          19.35
     Effects of energy swaps (per BBL)(1)           (.76)             -              -          (.61)           (.35)          (.45)
                                                 -------          -----          -----        ------           -----         ------

     Average sales price (per BBL)               $ 18.27          21.52          20.41         18.80           18.97          18.90

Natural gas liquids:
     Production (MBBLS)                                -             49              4            53             192            245
     Average sales price (per BBL)               $     -           8.51          14.00          9.00           14.46          13.28

Total liquids production (MBBLS)                     398             95             58           551             940          1,491
Average liquids sales price (per BBL)            $ 18.28          14.81          19.97         17.86           18.05          17.98


TOTAL PRODUCTION
Production volumes (MMCFE)                        14,583          3,131          1,682        19,396          12,583         31,979
Average sales price (per MCFE)                   $  2.33           2.18           2.43          2.32            2.20           2.26
Operating expense (per MCFE)                         .47            .67           1.03           .55             .64            .58
                                                 -------          -----          -----        ------           -----         ------

Netback (per MCFE)                               $  1.86           1.51           1.40          1.77            1.56           1.68
                                                 -------          -----          -----        ------           -----         ------
                                                 -------          -----          -----        ------           -----         ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 5,919 MMCF in the six months ended June 30, 1997. Hedged oil and condensate volumes were 437,000 barrels in the three months ended June 30, 1997. The aggregate net loss under energy swap agreements was $3,741,000 for the period and was accounted for as a reduction to oil and gas sales.

     General and administrative expense was $9,177,000 in the first six months of 1998 compared to $8,547,000 in the comparable period of 1997. Total overhead costs (capitalized and expensed general and administrative costs) were $13,187,000 in the first six months of 1998 compared to $12,612,000 in the comparable period of 1997. The increase in total overhead costs is attributable primarily to higher employee related costs in the 1998 period as a result of increased headcount and nonrecurring expenses incurred by Saxon as a result of its decision to investigate strategic alternatives, offset partially by lower insurance costs due to receipt of a premium refund.

     The following table summarizes the total overhead costs incurred during the periods:

                                               Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                               ------------------     ----------------
                                                  1998      1997      1998       1997
                                                 ------    -----     ------     ------
                                                            (In Thousands)
     Overhead costs capitalized                  $2,101    1,881      4,010      4,065
     General and administrative costs
      expensed (1)                                4,922    5,081      9,177      8,547
                                                 ------    -----     ------     ------
     Total overhead costs                        $7,023    6,962     13,187     12,612
                                                 ------    -----     ------     ------
                                                 ------    -----     ------     ------

(1) Includes $694,000 and $751,000 related to marketing and processing operations for the three month periods ended June 30, 1998 and 1997, respectively, and $1,441,000 and $1,462,000 for the six month periods ended June 30, 1998 and 1997, respectively.

     Depreciation and depletion expense increased 28% to $47,195,000 in the first six months of 1998 from $36,756,000 in the first six months of 1997 due to increased production and a higher per-unit rate. On a per-unit basis, depletion expense was approximately $1.14 per MCFE in the first six months of 1998 compared to $1.09 per MCFE in the corresponding 1997 period. The increase in per-unit depletion results primarily from higher development costs in the U.S. due to increased costs for services. At June 30, 1998 the Company had undeveloped properties with a cost basis of approximately $94,260,000 which were excluded from depletion, compared to approximately $64,000,000 at June 30, 1997. The increase is attributable primarily to undeveloped acreage acquired in the Louisiana Acquisition.

     The Company was not required to record a writedown of the carrying value of its United States or Canadian oil and gas properties in the first half of 1998 or 1997. Writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

     Other income was $6,654,000 in the first six months of 1998 and was $1,650,000 in the first six months of 1997. The 1998 period includes $6,603,000 of income related to settlement of a Canadian gas purchase contract.

     Interest expense increased 82% to $18,261,000 in the first six months of 1998 compared to $10,033,000 in the corresponding 1997 period, due primarily to increased bank credit facility balances and interest on the 8 3/4% Notes, offset partially by decreased interest on the aggregate outstanding principal amount of 11 1/4% Notes.

     Foreign currency translation loss of $3,162,000 in the first six months of 1998 relates to translation of the 8 3/4% Notes issued by Canadian Forest and is attributable to the decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

     The extraordinary gain on extinguishment of debt in the first six months of 1998 resulted from settlement of the Company's remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities.

     In 1998, the Company has completed several transactions that affected its financial position.

     On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes, the net proceeds of which were used to provide funds for the Louisiana Acquisition described below. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes that were issued in September 1997.

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

     On June 5, 1998 the Company settled its only remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common Stock. The stock was valued at $3,750,000 based upon the weighted average trading price for the 10 day trading period preceding the closing date. The obligation, which originated in May 1992, had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in the second quarter of 1998.

     On June 25 and 29, 1998, in two separate closings, the Company purchased certain oil and gas properties from Anschutz. Total consideration consisted of 5,950,000 shares of the Company's Common Stock valued at $67,565,000. The value of the stock was determined by reference to the quoted market price during the period two days preceding and two days following the announcement of the agreement in principle, less a discount to reflect the size of the block of shares to be issued and estimated brokerage fees on ultimate disposition of the shares. The properties include an interest in The Anschutz Ranch Field which is located in Utah and Wyoming, prospects and producing acreage in Canada, and interests in projects in various other countries. There are approximately 80 BCFE of estimated proved reserves associated with the Anschutz Acquisition.

     Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control including, but not limited to, oil and natural gas prices, governmental actions and taxes, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company continues to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of the Company, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, or joint venture financing. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company. In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. No prediction can be made as to the prices the Company will receive for its future oil and gas production. At August 1, 1998 the Company had 4 offshore Gulf of Mexico wells whose combined production represents approximately 17% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

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

     On February 3, 1998, the Company amended the Global Credit Facility. The primary purpose of the amendment was to increase the credit facility to $300,000,000 and the borrowing base to $260,000,000 in order to finance the Louisiana Acquisition. On June 29, 1998, the borrowing base was increased to $300,000,000 after redetermination by the lenders. Under the amended Global Credit Facility, the maximum credit facility allocations in the United States and Canada are $275,000,000 and $25,000,000, respectively. The global borrowing base is currently allocated $275,000,000 to the United States and $25,000,000 to Canada.

     At July 31, 1998, the outstanding borrowings under the Global Credit Facility were $256,850,000. The Company has used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the United States and $4,705,000 CDN in Canada.

     In addition to the credit facilities described above, Saxon has a credit facility with a borrowing base of $38,700,000 CDN. The borrowing base is reduced by $600,000 CDN per quarter. The loan is subject to annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At July 31, 1998 the outstanding balance under this facility was $37,941,000 CDN.

     WORKING CAPITAL. The Company had a working capital surplus of approximately $6,117,000 at June 30, 1998 compared to approximately $22,062,000 at December 31, 1997. The decrease in the surplus is due primarily to cash used in the first six months of 1998 to fund capital expenditures in the United States and Canada, higher interest due to the issuance of the 8 3/4% Notes, and additional net drawdowns on the Company's long-term bank credit facilities in 1998 to fund capital expenditures.

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

     CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $57,079,000 in the first six months of 1998 compared to $20,511,000 in the first six months of 1997. The 1998 period included higher production volumes, proceeds related to settlement of a Canadian gas purchase contract, higher interest due to the issuance of the 8 3/4% Notes and additional drawdowns on the Company's long-term bank credit facilities. The 1997 period included payment related to settlement of volumetric production payments, cash used to reduce current liabilities related to capital expenditures and gas marketing activity at the end of 1996. The Company used $304,781,000 for investing activities in the first six months of 1998 compared to $74,158,000 in the first six months of 1997. The increased use in the 1998 period is due primarily to the Louisiana Acquisition. Cash provided by financing activities in the first six months of 1998 was $242,920,000 compared to $50,688,000 in 1997. The 1998 period included approximately $75,000,000 of proceeds from the issuance of the 8 3/4% Notes as well as net drawdowns on the credit facilities of approximately $169,000,000.

     CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the first six months of 1998 and 1997 were as follows:

                                                  Six Months Ended
                                               ------------------------
                                               June 30,        June 30,
                                                 1998            1997
                                               --------         ------
                                                   (In Thousands)
     Property acquisition costs:
       Proved properties                       $276,165          3,048
       Undeveloped properties                    43,933          3,087
                                               --------         ------
                                                320,098          6,135

     Exploration costs:
       Direct costs                              34,419         44,181
       Overhead capitalized                       1,814          1,776
                                               --------         ------
                                                 36,233         45,957

     Development costs:
       Direct costs                              30,201         28,266
       Overhead capitalized                       2,196          2,289
                                               --------         ------
                                                 32,397         30,555
                                               --------         ------
                                               $388,728         82,647
                                               --------         ------
                                               --------         ------

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

     INVESTMENT IN SAXON PETROLEUM INC. On June 25, 1998 Forest announced that it agreed to acquire all of the approximately 49.8 million outstanding common shares of Saxon not then owned by Forest in exchange for Forest Common Stock on the basis of one share of Forest Common Stock for each 47 common shares of Saxon. The transaction was approved by the minority shareholders of Saxon on August 7, 1998 and by the Alberta Court of Queen's Bench on August 10, 1998. As a result of this acquisition, common shares outstanding will increase by 1,081,256 shares and the minority interest will be eliminated.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At June 30, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 13.6 BCF of natural gas in 1998 at an average price of $1.83 CDN per MCF and approximately 5.4 BCF of natural gas in 1999 at an average price of approximately $2.16 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997 Canadian Forest supplied 27% of the gas for the Netback Pool.

     HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At June 30, 1998 the Company had natural gas swaps for an aggregate of approximately 50 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1998 at fixed prices ranging from $1.18 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C", U.S. $) basis to $2.35 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 17 BBTU per day of natural gas during 1999 at fixed prices ranging from $1.59 per MMBTU (AECO "C", U.S. $ basis) to $2.36 per MMBTU (NYMEX basis). The weighted average hedged price for natural gas under such agreements is $2.15 and $2.02 per MMBTU in 1998 and 1999, respectively. At June 30, 1998 the Company had oil swaps for an aggregate of 418 barrels per day of oil during the remainder of 1998 at fixed prices ranging from $20.52 to $20.62 per barrel (NYMEX basis). The weighted average hedged price for oil under such agreements is $20.55 per barrel.

     Subsequent to June 30, 1998 the Company entered into a swap that hedges 4,741 MMBTU of Canadian natural gas per day from April 1999 through October 1999 at a fixed price of $1.62 per MMBTU (AECO "C" basis).

     YEAR 2000 ISSUES.   In 1996, the Company commenced a year 2000 date
conversion project. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in system failure or miscalculations. The Company's project addresses the effects the year 2000 will have on its software applications and analyzes upgrades and purchases that may be required. The estimated cost of hardware and software upgrades and purchases that may be required and the time required for implementation have not yet been determined.

     Management believes that a failure to complete its year 2000 compliance, or a failure by parties with whom the Company has material relationships to complete year 2000 compliance, could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that it can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. The Company also believes that a sufficient number of suppliers exist if the Company's current suppliers are delayed in their efforts to achieve year 2000 compliance.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (Statement No. 132), effective for years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans.
The Company will comply with the reporting and display requirements of this statement when required.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective for fiscal quarters of fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact Statement
No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                         PART II.  OTHER INFORMATION


ITEM 2c. RECENT SALE OF UNREGISTERED SECURITIES

     On February 3, 1998, the Company purchased oil and gas properties for 1,000,000 shares of Common Stock and cash. This transaction was exempt from registration under the Securities Act of 1933 (the 33 Act) pursuant to
Section 4(2) of the 33 Act.

     On June 5, 1998, the Company settled a production payment obligation for 271,214 shares of Common Stock. This transaction was exempt from registration under the the 33 Act pursuant to Section 4(2) of the 33 Act.

     On June 25 and 29, 1998 the Company purchased certain oil and gas properties from Anschutz in exchange for an aggregate of 5,950,000 shares of Common Stock. This transaction was exempt from registration under the the 33 Act pursuant to Section 4(2) of the 33 Act.

     On August 10, 1998, the Company acquired the shares of Saxon not owned by the Company for 1,081,256 shares of Common Stock. The transaction was approved by the Alberta Court of Queen's Bench and was exempt from registration under the 33 Act pursuant to Section 3(a)(10) of the 33 Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on June 25, 1998, the shareholders of the Company (a) elected two (2) Class IV directors; (b) approved the Anschutz Transaction; and (c) ratified the appointment of KPMG Peat Marwick as independent auditors for the Company in 1998.

     With respect to the election of the Class IV directors, votes for and withheld with respect to each director are as follows:

     Craig D. Slater
          For                          34,832,292 votes
          Withheld                        535,901 votes

     Cortlandt S. Dietler
          For                          35,179,814 votes
          Withheld                        188,379 votes

In all such cases, there were no broker non-votes.

     The terms of the following directors continued after the meeting:
Philip F. Anschutz, Robert S. Boswell, William L. Britton, William L. Dorn, Jordan L. Haines, James H. Lee, J. J. Simmons, III, Drake S. Tempest, and Michael B. Yanney.

     19,729,469 votes were cast in favor of the Anschutz Transaction. 1,266,224 votes were cast against the transaction and 48,021 votes abstained.
 There were 14,324,479 broker non-votes.

     With respect to the ratification of the appointment of KPMG Peat Marwick as independent auditors for the Company for 1998, 35,337,044 votes were cast in favor of such ratification, 13,216 votes were cast against such ratification, 17,933 votes abstained from voting and there were no broker non-votes.

     Under New York law and the Company's By-laws, abstentions and broker non-votes have no effect on the outcome of the vote on any of the matters considered at the Annual Meeting. A broker non-vote occurs if a broker or other nominee does not have discretionary authority and has not received instructions with respect to a particular item.

ITEM 5.  OTHER INFORMATION

     Because of a recent SEC change to Rule 14a-4(c)(1), the Company's management will have discretionary authority with respect to proxies submitted to the 1999 Annual Meeting of Shareholders on any matter which the Company does not receive notice of by April 21, 1999. This rule change does not affect the deadline set forth in Rule 14a-8 for including a shareholder proposal in the Board of Directors' solicitation of proxies, and a shareholder proposal must be received by Daniel L. McNamara, Secretary, at 1600 Broadway, Suite 2200, Denver, CO 80202, no later than February 4, 1999 in order to be included in the Board of Director's solicitation of proxies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          * Exhibit 27   Financial Data Schedule.

*    Filed with this report.


(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed by Forest during the second quarter of 1998:

     Date of Report      Item Reported       Financial Statements Filed
     --------------      -------------       --------------------------
     April 8, 1998       Item 5, 7           None.

     June 25, 1998       Item 2, 7           (a)  Audited Statement of Oil and
                                             Gas Revenue and Direct Lease
                                             Operating Expenses of the Anschutz
                                             Ranch Field for each of the years
                                             in the three year period ended
                                             December 31, 1997.

                                             (b)  Condensed pro forma combined
                                             financial statements of Forest Oil
                                             Corporation at March 31, 1998 and
                                             for the three months then ended,
                                             and for the year ended December 31,
                                             1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FOREST OIL CORPORATION
                                                  (Registrant)



Date:  August 14, 1998                        /s/ Daniel L. McNamara
                                       ------------------------------------
                                             Daniel L. McNamara
                                         Corporate Counsel and Secretary
                                       (Signed on behalf of the registrant)



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