Form 10-Q
period 1998-09-30
FOREST OIL CORP
filed 1998-11-16
CIK 38079

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

         Yes  X     No
             ---       ---

                                                            Number of Shares
                                                              Outstanding
Title of Class of Common Stock                              October 31, 1998
-------------------------------                             ----------------
Common Stock, Par Value $.10 Per Share                         44,646,542

----------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                  September 30,    December 31,
                                                      1998             1997
                                                  -------------    ------------
                                                         (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                     $   4,783           18,191
     Accounts receivable                              54,274           65,720
     Other current assets                              6,493            4,649
                                                   ---------        ---------

           Total current assets                       65,550           88,560
Net property and equipment, at cost                  718,426          521,293

Goodwill and other intangible assets, net             23,124           26,243

Other assets                                          11,976           11,686
                                                   ---------        ---------

                                                   $ 819,076          647,782
                                                   ---------        ---------
                                                   ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $  48,724           59,719
     Accrued interest                                  2,993            4,152
     Other current liabilities                         2,028            2,627
                                                   ---------        ---------
           Total current liabilities                  53,745           66,498

Long-term debt                                       510,294          254,760
Other liabilities                                     15,250           17,020
Deferred income taxes                                 16,001           34,767

Minority interest                                          -           12,910

Shareholders' equity:
     Common stock                                      4,464            3,632
     Capital surplus                                 589,613          488,908
     Accumulated deficit                            (360,763)        (223,460)
     Accumulated other comprehensive loss             (9,433)          (7,253)
     Treasury stock, at cost                             (95)                -
                                                   ---------        ---------
           Total shareholders' equity                223,786          261,827
                                                   ---------        ---------
                                                   $ 819,076          647,782
                                                   ---------        ---------
                                                   ---------        ---------


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            --------------------------------   -------------------------------
                                                    1998         1997                  1998         1997
                                                 ----------    ---------           ----------    ---------
                                                   (In Thousands Except Production and Per Share Amounts)
PRODUCTION
  Natural gas (mmcf)                                16,389       13,116               44,351       36,149
                                                 ---------     --------            ---------     --------
                                                 ---------     --------            ---------     --------
  Oil, condensate and natural gas
    liquids (thousands of barrels)                   1,103          882                3,104        2,373
                                                 ---------     --------            ---------     --------
                                                 ---------     --------            ---------     --------
STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing                     $  35,906       42,261              104,748      140,470
    Oil and gas sales:
      Gas                                           30,278       25,496               86,785       71,196
      Oil, condensate and natural gas liquids       11,831       14,220               37,151       41,029
                                                 ---------     --------            ---------     --------
          Total oil and gas sales                   42,109       39,716              123,936      112,225
                                                 ---------     --------            ---------     --------

            Total revenue                           78,015       81,977              228,684      252,695

  Expenses:
    Marketing and processing                        34,238       40,362               99,502      134,268
    Oil and gas production                          11,793        8,912               29,997       27,583
    General and administrative                       6,015        3,901               15,192       12,448
    Depreciation and depletion                      26,968       22,064               74,163       58,820
    Impairment of oil and gas properties           140,000            -              140,000            -
                                                 ---------     --------            ---------     --------
            Total operating expenses               219,014       75,239              358,854      233,119
                                                 ---------     --------            ---------     --------

Earnings (loss) from operations                   (140,999)       6,738             (130,170)      19,576

Other income and expense:
  Other income, net                                 (1,297)        (232)              (7,951)      (1,882)
  Interest expense                                  10,168        5,619               28,429       15,652
  Minority interest in earnings (loss)
    of subsidiary                                     (389)          48                 (517)         209
  Translation loss on subordinated debt              5,166            -                8,328            -
                                                 ---------     --------            ---------     --------
            Total other income and expense          13,648        5,435               28,289       13,979
                                                 ---------     --------            ---------     --------

Earnings (loss) before income taxes and
  extraordinary items                             (154,647)       1,303             (158,459)       5,597

Income tax expense (benefit):
  Current                                              550           86                1,499        1,359
  Deferred                                         (17,105)         634              (16,459)       2,329
                                                 ---------     --------            ---------     --------
                                                   (16,555)         720              (14,960)       3,688
                                                 ---------     --------            ---------     --------
Earnings (loss) before extraordinary item         (138,092)         583             (143,499)       1,909

Extraordinary item - gain (loss) on
  extinguishment of debt                                 -      (12,359)               6,196      (12,359)
                                                 ---------     --------            ---------     --------
Net loss                                         $(138,092)     (11,776)            (137,303)     (10,450)
                                                 ---------     --------            ---------     --------
                                                 ---------     --------            ---------     --------
Net loss attributable to common stock            $(138,092)     (11,776)            (137,303)     (10,639)
                                                 ---------     --------            ---------     --------
                                                 ---------     --------            ---------     --------
Weighted average number of common shares
  outstanding                                       44,176       33,970               39,651       32,776
                                                 ---------     --------            ---------     --------
                                                 ---------     --------            ---------     --------

                               continued on next page


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED) (CONTINUED)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                     ----------------------          ---------------------
                                                       1998          1997             1998           1997
                                                     --------       -------          ------         ------
                                                     (In Thousands Except Production and Per Share Amounts)
Basic earnings (loss) per common share:
     Earnings (loss) attributable to common stock
       before extraordinary item                     $  (3.13)          .02          (3.62)          .05

     Extraordinary item - gain (loss) on
       extinguishment of debt                              --          (.37)           .16          (.37)
                                                     --------          -----         ------         -----
     Net loss attributable to common stock           $  (3.13)         (.35)         (3.46)         (.32)
                                                     --------          -----         ------         -----
                                                     --------          -----         ------         -----
Diluted earnings (loss) per common share:

     Earnings (loss) attributable to common
       stock before extraordinary item               $  (3.13)          .02          (3.62)          .05

     Extraordinary item - gain (loss) on
       extinguishment of debt                              --          (.36)           .16          (.36)
                                                     --------          -----         ------         -----
     Net loss attributable to common stock           $  (3.13)         (.34)         (3.46)         (.31)
                                                     --------          -----         ------         -----
                                                     --------          -----         ------         -----



   See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                               1998            1997
                                                                         -------------     -------------
                                                                                  (In Thousands)

Cash flows from operating activities:
  Net earnings (loss) before preferred dividend and extraordinary item     $ (143,499)          1,909
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and depletion                                                 74,163          58,820
    Impairment of oil and gas properties                                      140,000               -
    Translation loss on subordinated debt                                       8,328               -
    Amortization of deferred debt costs                                           664             503
    Deferred income tax expense (benefit)                                     (16,459)          2,329
    Minority interest in earnings (loss) of subsidiary                           (517)            209
    Other, net                                                                    392             403
    Decrease in accounts receivable                                             9,853           5,751
    Increase in other current assets                                           (2,540)         (1,728)
    Decrease in accounts payable                                              (10,001)        (11,778)
    Decrease in accrued interest and other current liabilities                 (1,221)        (13,019)
    Settlement of volumetric production payment obligation                          -          (6,832)
    Amortization of deferred revenue                                                -          (1,524)
                                                                           ----------      ----------
          Net cash provided by operating activities                            59,163          35,043

Cash flows from investing activities:
  Capital expenditures for property and equipment                            (443,496)       (114,834)
  Less stock issued for acquisitions                                           97,376               -
                                                                           ----------      ----------
                                                                             (346,120)       (114,834)

  Proceeds from sales of assets                                                 8,584           7,485
  Investment in subsidiaries                                                        -          (3,334)
  Increase in other assets, net                                                  (627)           (811)
                                                                           ----------      ----------
          Net cash used by investing activities                              (338,163)       (111,494)

Cash flows from financing activities:
  Proceeds from bank borrowings                                               431,331         259,084
  Repayments of bank borrowings                                              (238,834)       (217,715)
  Repayments of production payment obligation                                     (58)         (1,991)
  Issuance of 8 3/4% senior subordinated notes, net of issuance costs          74,616         121,854
  Redemption of 11 1/4% senior subordinated notes                                   -         (99,195)
  Proceeds from the exercise of options and warrants                                -          32,287
  Treasury shares sold by subsidiary                                                -           2,817
  Costs of preferred stock conversion                                               -            (800)
  Payment of preferred stock dividends                                              -            (540)
  Decrease in other liabilities, net                                           (1,319)         (3,414)
                                                                           ----------      ----------
          Net cash provided by financing activities                           265,736          92,387
Effect of exchange rate changes on cash                                          (144)            331
                                                                           ----------      ----------
Net decrease in cash and cash equivalents                                     (13,408)         16,267

Cash and cash equivalents at beginning of period                               18,191           8,626
                                                                           ----------      ----------
Cash and cash equivalents at end of period                                 $    4,783          24,893
                                                                           ----------      ----------
                                                                           ----------      ----------
Cash paid during the period for:
  Interest                                                                 $   32,035          19,022
  Income taxes                                                             $    1,278           4,282

         See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and, accordingly, has reported accumulated other comprehensive loss as a separate line item in the shareholders' equity section of its condensed consolidated balance sheets at September 30, 1998 and December 31, 1997. The components of total comprehensive income (loss) for the periods consist of net earnings, foreign currency translation and changes in the unfunded pension liability and are as follows:

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                            1998              1997                1998           1997
                                         ----------         --------           ---------       --------
                                                                   (In Thousands)
         Net loss                        $(138,092)         (11,776)           (137,303)       (10,450)
         Other comprehensive
              net earnings (loss)           (1,177)             175              (2,180)        (1,594)
                                         ---------          --------           ---------       --------
         Total comprehensive net
              loss                       $(139,269)         (11,601)           (139,483)       (12,044)
                                         ---------          --------           ---------       --------
                                         ---------          --------           ---------       --------


(2)      ACQUISITIONS

         On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana (the Louisiana Acquisition) for total consideration of approximately $230,776,000. The consideration consisted of 1,000,000 shares of the Company's Common Stock valued at $14,219,000 and approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility and the issuance of $75,000,000 principal amount of 8 3/4% subordinated notes (see Note
6). Estimated proved reserves acquired in the Louisiana Acquisition were approximately 189 BCFE.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(2)      ACQUISITIONS, CONTINUED

         On June 25 and 29, 1998, in two separate closings, the Company purchased certain oil and gas properties from The Anschutz Corporation (Anschutz) (the Anschutz Acquisition). Total consideration consisted of 5,950,000 shares of the Company's Common Stock valued at $67,565,000. The value of the stock was determined by reference to the quoted market price during the period two days preceding and two days following the announcement of the agreement in principle, less a discount to reflect the size of the block of shares to be issued and estimated brokerage fees on ultimate disposition of the shares. The properties include an interest in The Anschutz Ranch field which is located in Utah and Wyoming, prospects and producing acreage in Canada, and interests in projects in various other countries. There were approximately 80 BCFE of estimated proved reserves associated with the Anschutz Acquisition.

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

         On June 25, 1998 Forest announced that it agreed to acquire all of the approximately 49.8 million outstanding common shares of Saxon not previously owned by Forest in exchange for Forest Common Stock on the basis of one share of Forest Common Stock for each 47 common shares of Saxon. The transaction was approved by the minority shareholders of Saxon on August 7, 1998 and by the Alberta Court of Queen's Bench on August 10, 1998. As a result of this acquisition, common shares outstanding increased by 1,081,256 shares and the minority interest was eliminated.

        CANADIAN FOREST OIL LTD. On January 31, 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

         Canadian Forest is the issuer of the 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (see Note 6). The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of September 30, 1998 and December 31, 1997 and for the nine months ended September 30, 1998 and 1997:

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(3)      SUBSIDIARIES, CONTINUED

                                                                September 30,   December 31,
         CANADIAN FOREST OIL LTD.                                    1998           1997
                                                                -------------   ------------
                                                                        (In Thousands)
         Summarized Consolidated Balance Sheet Information:
           ASSETS
             Current assets                                      $  20,852          35,630
             Note receivable from parent                            75,060               -
             Property and equipment, net                            95,132         117,394
             Goodwill and other intangible assets, net              23,124          26,243
             Other assets                                            3,451           3,320
                                                                 ---------       ---------
                                                                 $ 217,619         182,587
                                                                 ---------       ---------
                                                                 ---------       ---------
           LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
             Current liabilities                                 $  17,211          24,029
             Credit facility                                        12,077               -
             8 3/4% Senior Subordinated Notes                      199,975         124,690
             Other liabilities                                         339             396
             Deferred income taxes                                  21,573          36,282
             Shareholder's equity (deficit)                        (33,556)         (2,810)
                                                                 ---------       ---------
                                                                 $ 217,619         182,587
                                                                 ---------       ---------
                                                                 ---------       ---------

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     1998           1997
                                                                 ---------       ---------
                                                                        (In Thousands)
         Summarized Consolidated Statements of Operations:
             Revenue                                             $ 118,790         169,412
                                                                 ---------       ---------
                                                                 ---------       ---------
             Earnings (loss) before income taxes                 $ (42,058)          5,792
                                                                 ---------       ---------
                                                                 ---------       ---------
             Net earnings (loss)                                 $ (31,051)          1,791
                                                                 ---------       ---------
                                                                 ---------       ---------


(4)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                                September 30,   December 31,
                                                                     1998           1997
                                                                -----------       ----------
                                                                       (In Thousands)
                  Oil and gas properties                        $ 1,999,814        1,594,443
                  Buildings, transportation and
                    other equipment                                  11,928           11,157

                                                                -----------       ----------
                                                                  2,011,742        1,605,600
                  Less accumulated depreciation,
                    depletion and valuation allowance            (1,293,316)      (1,084,307)
                                                                -----------       ----------
                                                                $   718,426          521,293
                                                                -----------       ----------
                                                                -----------       ----------

         In the third quarter of 1998, the Company recorded a charge for impairment of oil and gas properties of $125,000,000, net of related deferred taxes ($140,000,000 pre-tax) pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. Approximately $102,000,000 of the charge was recorded in the United States, substantially all of which is attributable to commodity price declines during the quarter. There were no income tax effects of the writedown taken in the United States. The remaining $23,000,000 (approximately $38,000,000 pre-tax) of the writedown was attributable to the Company's Canadian properties where the effects of modest price increases were more than offset by the impacts of delayed capital spending and production and the Company's acquisition of the minority interest of Saxon Petroleum Inc. in August 1998.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(5)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets recorded in the acquisition of ProMark consist of the following:

                                                       September 30,       December 31,
                                                           1998                1997
                                                       -------------       ------------
                                                                 (In Thousands)
                  Goodwill                              $ 14,966              16,029
                  Gas marketing contracts                 13,056              13,986
                                                        --------              ------
                                                          28,022              30,015
                  Less accumulated amortization           (4,898)             (3,772)
                                                        --------              ------
                                                        $ 23,124              26,243
                                                        --------              ------
                                                        --------              ------


         Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(6)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                                               September 30,        December 31,
                                                                    1998                1997
                                                               -------------        ------------
                                                                        (In Thousands)
                  U.S. Credit Facility                          $  264,700             85,550
                  Canadian Credit Facility                          12,077                  -
                  Saxon Credit Facility                             24,866             25,840
                  Production payment obligation                          -             10,004
                  11 1/4% Senior Subordinated Notes                  8,676              8,676
                  8 3/4% Senior Subordinated Notes                 199,975            124,690
                                                                ----------            -------
                                                                $  510,294            254,760
                                                                ----------            -------
                                                                ----------            -------

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(6)      LONG-TERM DEBT, CONTINUED

         On September 29, 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Notes which were sold at 99.745% and which are guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund a tender offer pursuant to which $90,233,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes (the 11 1/4% Notes) was tendered by the holders. A portion of the proceeds was used to repay the outstanding balance under the Canadian Credit Facility and the remainder was used for working capital and to fund capital expenditures. The remaining outstanding principal amount of 11 1/4% Notes is callable on or after September 1, 1998 at 105.688% of the principal amount.

         On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes, which were sold at 100.375%. Net proceeds were used to provide funds for the Louisiana Acquisition. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes that were issued in September 1997.

         The Company is required to recognize foreign currency translation gains or losses related to its 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decrease in the value of the Canadian dollar relative to the U.S. dollar during the first nine months of 1998, the Company reported a noncash translation loss of approximately $8,328,000.

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

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


(7)      EARNINGS (LOSS) PER SHARE, CONTINUED

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                 ---------------------    --------------------
                                                                   1998(1)    1997(2)      1998(1)     1997(3)
                                                                 ---------    --------    --------    --------
                                                                     (In Thousands Except Per Share Amounts)
     Basic loss per share:
         Net loss                                                $(138,092)   (11,776)    (137,303)   (10,450)

              Less: Preferred stock dividends                            -          -            -       (189)
                                                                 ---------     -------     --------    -------
         Net loss available to common stockholders               $(138,092)   (11,776)    (137,303)   (10,639)
                                                                 ---------     -------     --------    -------
                                                                 ---------     -------     --------    -------
         Weighted average common shares outstanding                 44,176     33,970       39,651     32,776
                                                                 ---------     -------     --------    -------
                                                                 ---------     -------     --------    -------

         Basic loss per share                                    $   (3.13)      (.35)       (3.46)      (.32)
                                                                 ---------     -------     --------    -------
                                                                 ---------     -------     --------    -------


     Diluted loss per share:
         Weighted average common shares outstanding                 44,176      33,970       39,651     32,776
                Add dilutive effects of:
                  $.75 convertible preferred stock                       -           -            -        435
                  Employee options                                       -         218            -        191
                  Anschutz warrants                                      -         326            -        914
                                                                 ---------     -------     --------    -------
         Weighted average common shares outstanding
              including the effects of dilutive securities          44,176      34,514       39,651     34,316
                                                                 ---------     -------     --------    -------
                                                                 ---------     -------     --------    -------
         Diluted loss per share                                  $   (3.13)       (.34)       (3.46)      (.31)
                                                                 ---------     -------     --------    -------
                                                                 ---------     -------     --------    -------

(1) At September 30, 1998, options to purchase 1,886,260 shares of common stock at prices ranging from $9.31 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 1998 because the effect of the assumed exercise of these stock options as of the beginning of the period was antidilutive. These options expire at various dates from 2000 through 2008.

(2) At September 30, 1997, options to purchase 68,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the quarter ended September 30, 1997 because the exercise prices were greater than the average market price of the common shares. These options expire at various dates from 2002 through 2007.

(3) At September 30, 1997, options to purchase 130,000 shares of common stock at prices ranging from $15.00 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share in the nine months ended September 30, 1997 because the exercise prices were greater than the average market price of the common shares. These options expire at various dates from 2000 to 2007.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1998

         The net loss for the third quarter of 1998 was $138,092,000 or $3.13 per basic and diluted common share compared to a net loss of $11,776,000 or $.35 per basic common share and $.34 per diluted common share in the corresponding period of 1997. The 1998 period included a noncash charge for impairment of oil and gas properties of $125,000,000, net of related deferred taxes ($140,000,000 pre-tax), as well as a noncash loss on currency translation of $5,166,000 related to subordinated debt issued by Forest's Canadian subsidiary. The 1997 period included an extraordinary loss on extinguishment of debt of $12,359,000. Exclusive of these items, the Company's net loss would have been $7,926,000 for the third quarter of 1998 compared to net income of $583,000 in the corresponding 1997 period.

         The 1998 writedown of oil and gas properties was required pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. Approximately $102,000,000 of the charge was recorded in the United States, substantially all of which is attributable to commodity price declines during the quarter. There were no income tax effects of the writedown taken in the United States. The remaining $23,000,000 (approximately $38,000,000 pre-tax) of the writedown was attributable to the Company's Canadian properties where the effects of modest price increases were more than offset by the impacts of delayed capital spending and production and the effects of the Company's acquisition of the minority interest of Saxon Petroleum Inc. in August 1998.

         The Company's marketing and processing revenue and the related marketing and processing expense both decreased by 15% in the third quarter of 1998 compared to the third quarter of 1997 due to decreased day trading operations in Canada. The gross margin reported for marketing and processing activities decreased slightly to $1,668,000 in the third quarter of 1998 from $1,899,000 in the third quarter of 1997.

         The Company's oil and gas sales revenue increased by 6% to $42,109,000 in the third quarter of 1998 from $39,716,000 in the third quarter of 1997. Revenue from increased production volumes was partially offset by lower prices received for both oil and natural gas. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the third quarter of 1998 increased 25% from the comparable 1997 period. The increases in production are primarily due to discoveries in the Gulf of Mexico being brought onto production and production attributable to properties purchased in the Louisiana Acquisition and the Anschutz Acquisition. Production volumes in the third quarter of 1998 were negatively impacted by storms in the Gulf of Mexico which curtailed existing production and delayed bringing new production onstream. Management estimates the impact to be approximately 1.5 to 2.0 BCFE for the quarter. The average sales price received for natural gas in the third quarter of 1998 decreased 5% compared to the average sales price received in the corresponding 1997 period. The average sales price received by the Company for its liquids production during the third quarter of 1998 decreased 33% compared to the average sales price received during the comparable 1997 period.

         Oil and gas production expense of $11,793,000 in the third quarter of 1998 increased 32% from $8,912,000 in the comparable period of 1997 primarily as a result of higher production levels. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 6% in the third quarter of 1998 to $.51 per MCFE from $.48 MCFE in the third quarter of 1997. The increase in the per-unit rate is due primarily to increased maintenance and expensed workover activity in the third quarter of 1998.

         The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                                                Three Months Ended September 30, 1998
                                                ---------------------------------------------------------------
                                                Offshore    Onshore
                                                 Gulf of      Gulf                 Total                Total
                                                 Mexico       Coast    Western      U.S.    Canada     Company
                                                 -------    --------   --------   -------   ------     -------
      NATURAL GAS

        Production (MMCF)                          5,944      3,497      3,050     12,491     3,898     16,389
        Sales price received (per MCF)           $  2.04       2.07       1.73       1.98      1.03       1.75
        Effects of energy swaps (per MCF) (1)        .12        .27       (.01)       .13      (.01)       .10
                                                 -------    -------    -------    -------   -------    -------
        Average sales price (per MCF)            $  2.16       2.34       1.72       2.11      1.02       1.85

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                           191        206         85        482       328        810
        Sales price received (per BBL)           $ 10.64      12.50      11.65      11.61     11.54      11.58
        Effects of energy swaps (per BBL)(1)        1.19          -          -        .47       .80        .61
                                                 -------    -------    -------    -------   -------    -------
        Average sales price (per BBL)            $ 11.83      12.50      11.65      12.08     12.34      12.19

      Natural gas liquids:
        Production (MBBLS)                             1         27        144        172       121        293
        Average sales price (per BBL)            $ 12.00       9.93       5.94       6.60      6.79       6.68

      Total liquids production (MBBLS)               192        233        229        654       449      1,103
      Average liquids sales price (per BBL)      $ 11.83      12.20       8.06      10.64     10.85      10.73


      TOTAL PRODUCTION:
      Production volumes (MMCFE)                   7,096      4,895      4,424     16,415     6,592     23,007
      Average sales price (per MCFE)             $  2.13       2.25       1.60       2.02      1.34       1.83
      Operating expense (per MCFE)                   .40        .76        .42        .51       .51        .51
                                                 -------    -------    -------    -------   -------    -------
      Netback (per MCFE)                         $  1.73       1.49       1.18       1.51       .83       1.32
                                                 -------    -------    -------    -------   -------    -------
                                                 -------    -------    -------    -------   -------    -------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 7,150 MMCF in the three months ended September 30, 1998. Hedged oil and condensate volumes were 49,000 barrels in the three months ended September 30, 1998. The aggregate net gain under energy swap agreements was $2,062,000 for the period and was accounted for as an increase to oil and gas sales.

                                                              Three Months Ended September 30, 1997
                                               -----------------------------------------------------------------
                                               Offshore     Onshore
                                                Gulf of       Gulf                  Total                 Total
                                                Mexico       Coast     Western       U.S.     Canada     Company
                                               --------     -------    -------      -----     ------     -------
      NATURAL GAS

        Production (MMCF)                        7,464       1,174        689       9,327      3,789      13,116
        Sales price received (per MCF)         $  2.36        2.15       2.07        2.32       1.22        1.99
        Effects of energy swaps (per MCF)(1)      (.10)          -          -        (.08)       .01        (.05)
                                               -------       -----      -----      ------     ------      ------
        Average sales price (per MCF)          $  2.26        2.15       2.07        2.24       1.23        1.94

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         278          20         30         328        383         711
        Sales price received (per BBL)         $ 17.02       17.35      18.27       17.16      17.67       17.44
        Effects of energy swaps (per BBL)(1)       .14           -          -         .11        .18         .14
                                               -------       -----      -----      ------     ------      ------
        Average sales price (per BBL)          $ 17.16       17.35      18.27       17.27      17.85       17.58

      Natural gas liquids:
        Production (MBBLS)                           -          38          3          41        130         171
        Average sales price (per BBL)          $     -        9.26       7.67        9.12      10.35       10.05

      Total liquids production (MBBLS)             278          58         33         369        513         882
      Average liquids sales price (per BBL)    $ 17.15       12.05      17.30       16.37      15.95       16.12

      TOTAL PRODUCTION
      Production volumes (MMCFE)                 9,132       1,522        887      11,541      6,867      18,408
      Average sales price (per MCFE)           $  2.37        2.11       2.25        2.33       1.87        2.16
      Operating expense (per MCFE)                 .37         .57        .98         .44        .55         .48
                                               -------       -----      -----      ------     ------      ------
      Netback (per MCFE)                       $  2.00        1.54       1.27        1.89       1.32        1.68
                                               -------       -----      -----      ------     ------      ------
                                               -------       -----      -----      ------     ------      ------

 (1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 4,400 MMCF in the three months ended September 30, 1997. Hedged oil and condensate volumes were 236,000 barrels in the three months ended September 30, 1997. The aggregate net losses under energy swap agreements were $612,000 for the period and were accounted for as a reduction to oil and gas sales.


         General and administrative expense increased to $6,015,000 in the third quarter of 1998 compared to $3,091,000 in the comparable period of 1997. Total overhead costs (capitalized and expensed general and administrative costs) of $8,264,000 in the third quarter of 1998 increased compared to $5,702,000 in the comparable period of 1997. The increase is due to a one-time charge of approximately $1,500,000 of severance and transition costs associated with the Company's acquisition of a minority interest in Saxon Petroleum, Inc. and higher headcount and employee related costs as a result of property acquisitions in 1998.

         Depreciation and depletion expense increased 22% to $26,968,000 in the third quarter of 1998 from $22,064,000 in the third quarter of 1997 due to increased production. On a per-unit basis, depletion expense was approximately $1.14 per MCFE in the third quarter of 1998 compared to $1.16 per MCFE in the corresponding 1997 period. On a pro forma basis giving effect to the writedown, the Company's depletion rate for the third quarter of 1998 would have been approximately $1.00 per MCFE.

         Other income was $1,297,000 in the third quarter of 1998 compared to $232,000 in the third quarter of 1997. The 1998 period includes $1,400,000 of death benefits received under a life insurance policy covering a former executive officer of the Company.

         Interest expense increased 81% to $10,168,000 in the third quarter of 1998 compared to $5,619,000 in the corresponding 1997 period. The effect of lower interest rates in the 1998 period was more than offset by an increase in the amount of outstanding debt during 1998. The Company's aggregate outstanding principal amount of debt averaged approximately $500,000,000 in the third quarter of 1998 compared to approximately $235,000,000 in the third quarter of 1997. The interest rate on the Company's debt decreased to an average of 8.1% in the third quarter of 1998 from an average of 9.6% in the third quarter of 1997.

         Foreign currency translation loss of $5,166,000 in the third quarter of 1998 relates to translation of the 8 3/4% Notes issued by Canadian Forest, and is attributable to the decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. During the quarter, the value of the Canadian dollar relative to $1.00 U.S. decreased to $.6528 at September 30, 1998 from $.6813 at June 30, 1998. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary loss on the extinguishment of debt of $12,359,000 in the third quarter of 1997 relates to the tender offer for the Company's 11 1/4% Notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the first nine months of 1998, Forest reported a net loss of $137,303,000 or $3.46 per basic and diluted common share compared to a net loss of $10,450,000 or $.32 per basic common share and $.31 per diluted common share in the corresponding period of 1997. The 1998 period included a noncash charge for impairment of oil and gas properties of $125,000,000, net of related deferred taxes ($140,000,000 pre-tax), an extraordinary gain on extinguishment of debt of $6,196,000 as well as a noncash loss on currency translation of $8,328,000 related to subordinated debt issued by Forest's Canadian subsidiary. The 1997 period included an extraordinary loss on extinguishment of debt of $12,359,000. Exclusive of these items, the Company's net loss would have been $10,171,000 for the first nine months of 1998 compared to net income of $1,909,000 for the corresponding 1997 period.

         The 1998 writedown of oil and gas properties was required pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. Approximately $102,000,000 of the charge was recorded in the United States, substantially all of which is attributable to commodity price declines during the quarter. There were no income tax effects of the writedown taken in the United States. The remaining $23,000,000 (approximately $38,000,000 pre-tax) of the writedown was attributable to the Company's Canadian properties where the effects of modest price increases were more than offset by the impacts of delayed capital spending and production and the effects of the Company's acquisition of the minority interest of Saxon Petroleum Inc. in August 1998.

         The Company's marketing and processing revenue and the related marketing and processing expense both decreased by 26% in the 1998 period compared to the previous year due to decreased day trading operations in Canada. The gross margin reported for marketing and processing activities of $5,246,000 in the first nine months of 1998 was 15% lower than the gross margin of $6,202,000 in the first nine months of 1997.

         The Company's oil and gas sales revenue increased by 10% to $123,936,000 in the first nine months of 1998 compared to $112,225,000 in the first nine months of 1997. Revenue from increased production volumes was partially offset by lower prices received for both oil and natural gas. Production volumes for natural gas and liquids in the first nine months of 1998 increased 23% and 31%, respectively, from the comparable 1997 period. The increases in production are due primarily to discoveries in the Gulf of Mexico being brought onto production and production attributable to properties purchased in the Louisiana Acquisition and the Anschutz Acquisition. The average sales price received for natural gas in the first nine months of 1998 decreased 1% compared to the average sales price received in the corresponding 1997 period. The average sales price received for liquids during the first nine months of 1998 decreased 31% compared to the average sales price received during the comparable 1997 period.

         Oil and gas production expense of $29,997,000 in the first nine months of 1998 increased 9% from $27,583,000 in the comparable period of 1997. The 1998 period includes additional production expense related to properties acquired in the Louisiana Acquisition and the Anschutz Acquisition. On an MCFE basis, production expense decreased approximately 13% in the first nine months of 1998 to $.48 per MCFE from $.55 per MCFE in the first nine months of 1997. The decrease in the per-unit rate is due primarily to lower per-unit costs related to 1998 property acquisitions as well as fixed offshore costs being spread over a larger production base.

         The following tables set forth production volumes, average sales prices and production expenses during the periods as follows:

                                                               Nine Months Ended September 30, 1998
                                               -----------------------------------------------------------------
                                               Offshore     Onshore
                                                Gulf of       Gulf                  Total                 Total
                                                Mexico       Coast      Western      U.S.     Canada     Company
                                               --------     -------     -------     -----     ------     -------

      NATURAL GAS

        Production (MMCF)                       18,126       9,749       5,324      33,199     11,152     44,351
        Sales price received (per MCF)        $   2.18        2.18        1.91        2.13       1.16       1.89
        Effects of energy swaps (per MCF) (1)      .09         .14        (.01)        .09          -        .07
                                              --------       -----       -----      ------     ------     ------
        Average sales price (per MCF)         $   2.27        2.32        1.90        2.22       1.16       1.96

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         660         580         163       1,403      1,059      2,462
        Sales price received (per BBL)        $  11.89       13.18       12.60       12.51      12.17      12.37
        Effects of energy swaps (per BBL)(1)      1.05           -           -         .49       1.20        .79
                                              --------       -----       -----      ------     ------     ------
        Average sales price (per BBL)         $  12.94       13.18       12.60       13.00      13.37      13.16

      Natural gas liquids:
        Production (MBBLS)                           1          99         200         300        342        642
        Average sales price (per BBL)         $  12.00        8.59        6.27        7.05       7.73       7.41

      Total liquids production (MBBLS)             661         679         363       1,703      1,401      3,104
      Average liquids sales price (per BBL)   $  12.93       12.51        9.11       11.95      11.99      11.97


      TOTAL PRODUCTION

      Production volumes (MMCFE)                22,092      13,823       7,502      43,417     19,558     62,975
      Average sales price (per MCFE)          $   2.25        2.26        1.79        2.17       1.53       1.97
      Operating expense (per MCFE)                 .41         .59         .50         .48        .47        .48
                                              --------       -----       -----      ------     ------     ------
      Netback (per MCFE)                      $   1.84        1.67        1.29        1.69       1.06       1.49
                                              --------       -----       -----      ------     ------     ------
                                              --------       -----       -----      ------     ------     ------

 (1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 18,949 MMCF in the nine months ended September 30, 1998. Hedged oil and condensate volumes were 365,000 barrels in the nine months ended September 30, 1998. The aggregate net gain under energy swap agreements was $4,913,000 for the period and was accounted for as an increase to oil and gas sales.

                                                              Nine Months Ended September 30, 1997
                                               -----------------------------------------------------------------
                                               Offshore     Onshore
                                                Gulf of       Gulf                  Total                 Total
                                                Mexico       Coast      Western      U.S.     Canada     Company
                                               --------     -------     -------     -----     ------     -------
      NATURAL GAS

        Production (MMCF)                       19,659       3,735       2,023      25,417    10,732      36,149
        Sales price received (per MCF)         $  2.42        2.12        2.15        2.35      1.43        2.08
        Effects of energy swaps (per MCF)(1)      (.20)          -           -        (.15)     (.01)       (.11)
                                               -------       -----       -----      ------    ------      ------
        Average sales price (per MCF)          $  2.22        2.12        2.15        2.20      1.42        1.97

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         676          66          84         826     1,131       1,957
        Sales price received (per BBL)         $ 18.20       20.26       19.64       18.51     18.76       18.65
        Effects of energy swaps (per BBL)(1)      (.39)          -           -        (.32)     (.17)       (.23)
                                               -------       -----       -----      ------    ------      ------
        Average sales price (per BBL)          $ 17.81       20.26       19.64       18.19     18.59       18.42

      Natural gas liquids:
        Production (MBBLS)                           -          87           7          94       322         416
        Average sales price (per BBL)          $     -        8.84       11.29        9.05     12.80       11.95

      Total liquids production (MBBLS)             676         153          91         920     1,453       2,373
      Average liquids sales price (per BBL)    $ 17.81       13.76       19.00       17.26     17.31       17.29

      TOTAL PRODUCTION

      Production volumes (MMCFE)                23,715       4,653       2,569      30,937    19,450      50,387
      Average sales price (per MCFE)           $  2.35        2.16        2.37        2.32      2.08        2.23
      Operating expense (per MCFE)                 .43         .64        1.01         .51       .61         .55
                                               -------       -----       -----      ------    ------      ------
      Netback (per MCFE)                       $  1.92        1.52        1.36        1.81      1.47        1.68
                                               -------       -----       -----      ------    ------      ------
                                               -------       -----       -----      ------    ------      ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 10,319 MMCF in the nine months ended September 30, 1997. Hedged oil and condensate volumes were 673,000 barrels in the nine months ended September 30, 1997. The aggregate net losses under energy swap agreements were $4,353,000 for the period and were accounted for as a reduction to oil and gas sales.

         General and administrative expense was $15,192,000 in the first nine months of 1998 compared to $12,448,000 in the comparable period of 1997. Total overhead costs (capitalized and expensed general and administrative costs) were $21,451,000 in the first nine months of 1998 compared to $18,314,000 in the comparable period of 1997. The increase in total overhead costs is attributable primarily to higher employee related costs in the 1998 period as a result of increased headcount and costs related to 1998 property acquisitions, as well as approximately $1,500,000 of transition costs associated with the Company's acquisition of a minority interest in Saxon Petroleum, Inc., offset partially by lower insurance costs due to receipt of a premium refund in the first quarter of 1998.

         The following table summarizes the total overhead costs incurred during the periods:

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                    --------------------         -------------------
                                                     1998          1997           1998         1997
                                                    -------        -----         ------       ------
                                                                      (In Thousands)

         Overhead costs capitalized                 $ 2,249        1,801          6,259        5,866
         General and administrative costs
           expensed (1)                               6,015        3,901         15,192       12,448
                                                    -------        -----         ------       ------

              Total overhead costs                  $ 8,264        5,702         21,451       18,314
                                                    -------        -----         ------       ------
                                                    -------        -----         ------       ------

(1) Includes $670,000 and $690,000 related to marketing and processing operations for the three month periods ended September 30, 1998 and 1997, respectively, and $2,111,000 and $2,152,000 for the nine month periods ended September 30, 1998 and 1997, respectively.


         Depreciation and depletion expense increased 26% to $74,163,000 in the first nine months of 1998 from $58,820,000 in the first nine months of 1997 due primarily to increased production. On a per-unit basis, depletion expense was approximately $1.14 per MCFE in the first nine months of 1998 compared to $1.12 per MCFE in the corresponding 1997 period. At September 30, 1998 the Company had undeveloped properties with a cost basis of approximately $113,000,000 which were excluded from depletion, compared to approximately $67,000,000 at September 30, 1997. The increase is attributable primarily to undeveloped acreage acquired in the Louisiana Acquisition.

         In the third quarter of 1998, the Company recorded a writedown of its oil and gas properties pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. Additional writedowns of the full cost pools in the United States and Canada may be required, however, if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

         Other income was $7,951,000 in the first nine months of 1998 and was $1,882,000 in the first nine months of 1997. The 1998 period includes $6,603,000 of income related to settlement of a Canadian gas purchase contract and $1,400,000 of death benefits received under a life insurance policy covering a former executive officer of the Company.

         Interest expense increased 82% to $28,429,000 in the first nine months of 1998 compared to $15,652,000 in the corresponding 1997 period. The effect of lower interest rates in the 1998 period was more than offset by an increase in the amount of outstanding debt during 1998. The Company's aggregate outstanding principal amount of debt averaged approximately $460,000,000 in the first nine months of 1998 compared to approximately $210,000,000 in the first nine months of 1997. The interest rate on the Company's debt decreased to an average of 8.24% in the first nine months of 1998 from 9.93% in the corresponding prior year period.

         Foreign currency translation loss of $8,328,000 in the first nine months of 1998 relates to translation of the 8 3/4% Notes issued by Canadian Forest, and is attributable to the decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6528 per $1.00 U.S. at September 30, 1998 compared to $.6992 at December 31, 1997. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary gain on extinguishment of debt in the first nine months of 1998 resulted from settlement of the Company's remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses). The extraordinary loss on the extinguishment of debt in the first nine months of 1997 of $12,359,000 relates to the tender offer for the Company's 11 1/4% Notes.

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

         On February 3, 1998 the Company purchased 13 oil and gas properties located onshore Louisiana for total consideration of approximately $230,776,000. The consideration consisted of 1,000,000 shares of the Company's Common Stock valued at $14,219,000 and approximately $216,557,000 in cash, funded primarily from the Company's bank credit facility and the issuance of $75,000,000 principal amount of 8 3/4% Notes. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 186 BCFE.

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

         In addition, the prices the Company receives for its future oil and natural gas production and the level of the Company's production will significantly impact future operating cash flows. At current production and borrowing levels, the Company's sensitivity to price declines is significantly increased compared to prior periods. No prediction can be made as to the prices the Company will receive for its future oil and gas production. At November 1, 1998 the Company had six offshore Gulf of Mexico wells whose combined production represents approximately 27% of the Company's consolidated daily deliverability. The Company's production, revenue and cash flow could be adversely affected if production from these properties decreases to a significant degree.

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

         At October 31, 1998, the outstanding borrowings under the Global Credit Facility were $274,202,000. The Company has used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the United States and $3,705,000 CDN in Canada.

         In addition to the credit facilities described above, Saxon has a credit facility with a borrowing base of $38,100,000 CDN. The borrowing base is reduced by $600,000 CDN per quarter. The loan is subject to annual review and has demand features; however, repayments are not required provided that borrowings are not in excess of the borrowing base and Saxon complies with other existing covenants. At October 31, 1998 the outstanding balance under this facility was $37,610,000 CDN.

         WORKING CAPITAL. The Company had a working capital surplus of approximately $11,805,000 at September 30, 1998 compared to approximately $22,062,000 at December 31, 1997. The decrease in the surplus is due primarily to cash used in the first nine months of 1998 to fund capital expenditures in the United States and Canada.

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

         CASH FLOW. Historically, one of the Company's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $59,163,000 in the first nine months of 1998 compared to $35,043,000 in the first nine months of 1997. The 1998 period included higher production revenue and proceeds related to settlement of a Canadian gas purchase contract, offset by higher interest costs. The 1997 period included a payment related to settlement of a volumetric production payment obligation and cash used to reduce current liabilities related to capital expenditures. The Company used $338,163,000 for investing activities in the first nine months of 1998 compared to $111,494,000 in the first nine months of 1997. The increase in cash used the 1998 period is due primarily to the Louisiana Acquisition. Cash provided by financing activities in the first nine months of 1998 was $265,736,000 compared to $92,387,000 in 1997. The 1998 period included approximately $75,000,000 of proceeds from the issuance of the 8 3/4% Notes as well as net drawdowns on the credit facilities of approximately $192,000,000. The 1997 period included approximately $122,000,000 of proceeds from the issuance of the 8 3/4% Notes and approximately $41,000,000 of net drawdowns on the credit facility offset by approximately $99,000,000 used for the redemption of the 11 1/4% Notes.

       CAPITAL EXPENDITURES. The Company's expenditures for property acquisition, exploration and development for the first nine months of 1998 and 1997 were as follows:

                                                         Nine Months Ended
                                                  --------------------------------
                                                  September 30,      September 30,
                                                      1998                1997
                                                  -------------      -------------
                                                          (In Thousands)
       Property acquisition costs:
           Proved properties                        $297,440              5,259
           Undeveloped properties                     38,452              3,172
                                                    --------             ------
                                                     335,892              8,431

       Exploration costs:
           Direct costs                               42,537             51,613
           Overhead capitalized                        2,561              2,533
                                                    --------             ------
                                                      45,098             54,146

       Development costs:
           Direct costs                               57,728             48,889
           Overhead capitalized                        3,698              3,333
                                                    --------             ------
                                                      61,426             52,222
                                                    --------             ------
                                                    $442,416            114,799
                                                    --------             ------
                                                    --------             ------


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

         INVESTMENT IN SAXON PETROLEUM INC. On June 25, 1998 Forest announced that it agreed to acquire all of the approximately 49.8 million outstanding common shares of Saxon not then owned by Forest in exchange for Forest Common Stock on the basis of one share of Forest Common Stock for each 47 common shares of Saxon. The transaction was approved by the minority shareholders of Saxon on August 7, 1998 and by the Alberta Court of Queen's Bench on August 10, 1998. As a result, common shares outstanding increased by 1,081,256 shares and the minority interest was eliminated.

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At September 30, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.6 BCF of natural gas from October to December 1998 at an average price of $2.02 CDN per MCF and approximately 2.5 BCF of natural gas in 1999 at an average price of approximately $2.63 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1997 Canadian Forest supplied 27% of the gas for the Netback Pool.

         HEDGING PROGRAM. In addition to the volumes of natural gas and oil sold under long-term sales contracts, the Company also uses energy swaps and other financial agreements to hedge against the effects of fluctuations in the sales prices for oil and natural gas produced. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. At September 30, 1998 the Company had natural gas swaps for an aggregate of approximately 69 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1998 at fixed prices ranging from $1.13 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C", U.S. $) basis to $2.55 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 74 BBTU per day of natural gas during 1999 at fixed prices ranging from $1.51 per MMBTU (AECO "C", U.S. $ basis) to $2.36 per MMBTU (NYMEX basis). At September 30, 1998, the Company had an oil swap for 300 barrels per day during the remainder of 1998 at a fixed price of $20.52 per barrel.

         Subsequent to September 30, 1998 the Company entered into six swaps that hedge 25,000 MMBTU of natural gas per day from November 1998 to February 1999 at fixed prices ranging from $2.51 to $2.66 per MMBTU (NYMEX basis).

         YEAR 2000 ISSUES. The Year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failure, miscalculations and disruption of operations including, among other things, a temporary inability to process transactions, operate equipment with date-sensitive computer controls or communicate electronically with other parties.

         The Company has instituted a Year 2000 Project that addresses the effects the Year 2000 will have on software applications and analyzes upgrades and purchases that may be required. In addition, the Year 2000 Project assesses the potential impact on the Company in the event that other parties with whom the Company does business do not implement systems which are Year 2000 compliant.

         The Company commenced the date conversion portion of its Year 2000 Project in 1996, in conjunction with a review of the functionality of the hardware and software in certain of its existing systems. Replacement of the lease and land system with Year 2000 compliant software was completed in early 1997. Review of systems solutions for the Company's primary business applications, including those used for accounting, production reporting and oil and gas reserve reporting, was completed during 1997 and early 1998. Possible solutions explored by the Company included modification of existing systems to make them Year 2000 compliant, replacement of existing systems with new systems which were Year 2000 compliant and/or provided greater functionality and, in certain areas, replacement of systems by outsourcing processes to a third party.

         The Company completed its review of accounting systems in early 1998, deciding to replace its U.S. accounting system with a new system that will be Year 2000 compliant and also provide greater functionality. The identification of necessary enhancements to the base product was completed in mid-1998, after which the programming and data conversion processes commenced. The project is approximately 25% complete as of October 31, 1998. In Canada, the Company plans to upgrade to a newer release of its existing oil and gas accounting software in order to be Year 2000 compliant. The Company expects to be fully operational on its new accounting systems in both the U.S. and Canada by mid-1999.

         The Company is installing an updated version of its U.S. production accounting software. The new version is Year 2000 compliant and also provides greater functionality. Installation of this software commenced in mid-1998. Completion of this project, which also requires updated interface programming to the accounting and reserve systems, is expected to occur in early 1999. The Company does not use an automated production reporting system in Canada.

         The Company's U.S. oil and gas reserve database software will also be updated to a version that is Year 2000 compliant. This upgrade, which requires some revision to interface programming, is expected to be complete by the third quarter of 1999. In Canada, the Company is in the process of installing new oil and gas reserve software that is Year 2000 compliant; this project is expected to be complete by the end of 1998.

         The new systems described above are expected to make the Company's business computer systems approximately 90% Year 2000 compliant by mid-1999. Remaining business systems are in the process of being reviewed for Year 2000 compliance by Company personnel. To date, no significant instances of noncompliance have been noted.

         During the course of the projects described above, there has been and will continue to be significant time requirements placed on the Company's managers and staff in the the affected areas. Wherever possible, the Company has contracted additional personnel to supplement programming efforts and to "backfill" critical positions so that normal workflow is not adversely affected. However, the ability of the Company's information technology staff to respond to new issues is expected to be hampered during the upcoming year due to the difficulty encountered in attracting and retaining qualified personnel.

         A Year 2000 Steering Committee was formed in early 1998 consisting of representatives from the Finance, Accounting, Legal, Operations and Information Systems disciplines. Based on the Committee's recommendations, the Company has entered into contracts with several consultants to provide additional support to its efforts to ensure Year 2000 compliance. In the U.S., a national consulting firm has been engaged to assist in the identification, classification and itemization of Year 2000 issues not previously identified. This effort will encompass a review of all field operations (operated and non-operated), significant vendor and customer relationships and business systems not included in the projects described above. The consulting firm will assist Company personnel in the assessment and remediation of Year 2000 issues. The selection of the consulting firm was completed in October 1998 and work will commence in November 1998. Completion of this U.S. review is scheduled for mid-1999. In Canada, the Company has engaged a consultant to review its business systems. The Company's outside legal counsel in Canada has also been retained to provide support to management in its review of third party relationships.

         The total cost associated with implementation of the Company's business systems for accounting, production reporting and oil and gas reserve reporting during 1998 and 1999 are expected to be between $2,500,000 and $3,000,000. Of this amount, approximately 20% to 30% is estimated to be attributable to making the systems Year 2000 compliant, and the remainder is for upgraded hardware and software. The cost of the reviews being undertaken by outside consultants contracted by the Year 2000 Steering Committee in the U.S. and Canada is expected to be $300,000 to $400,000.

         Management believes that a failure to complete its Year 2000 compliance, or a failure by parties with whom the Company has material relationships to complete Year 2000 compliance, could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that it can provide the resources necessary to ensure Year 2000 compliance prior to 2000, and thereby reduce the possibility of significant interruptions of normal business operations. The Company also believes that a sufficient number of alternate customers and suppliers exist if the Company's current customers or suppliers are delayed in their efforts to achieve Year 2000 compliance.

         The Company has not, to date, implemented a Year 2000 Contingency Plan because it is the Company's goal to have major issues resolved by mid-1999. If, however, the Company's Year 2000 Project falls behind schedule, the Company would expect to develop and implement a Year 2000 Contingency Plan by the end of March 1999.

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1) effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for capitalization of costs of software developed or obtained for internal use, including internal costs. The Company has decided to adopt the provisions of SOP 98-1 effective January 1, 1998. As a result, the Company will capitalize a larger amount for systems development costs related to its 1998 and 1999 systems implementations than would have otherwise been the case.

                         PART II. OTHER INFORMATION




Item 2c. Recent Sale of Unregistered Securities
-----------------------------------------------

         On August 10, 1998 the Company acquired the shares of Saxon not owned by the Company for 1,081,256 shares of Common Stock. The transaction was approved by the Alberta Court of Queen's Bench and was exempt from registration under the 33 Act pursuant to Section 3(a) of the 33 Act.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

                  * Exhibit 27       Financial Data Schedule.

*   Filed with this report.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by Forest during the third quarter of 1998.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FOREST OIL CORPORATION
                                                   (Registrant)



Date:  November 16, 1998                      /s/ Daniel L. McNamara
                                        -------------------------------------
                                                 Daniel L. McNamara
                                          Corporate Counsel and Secretary
                                        (Signed on behalf of the registrant)





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