Form 10-K
period 1998-12-31
FOREST OIL CORP
filed 1999-03-25
CIK 38079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

                                [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167,636,694 as of February 28, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

     There were 44,647,295 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 28, 1999.

     Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 12, 1999, which is incorporated into Part III of this Form 10- K.

                               TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
                                     PART I

Item 1.           Business                                                                           1

Item 2.           Properties                                                                        17

Item 3.           Legal Proceedings                                                                 23

Item 4.           Submission of Matters to a Vote of Security Holders                               23

Item 4A.          Executive Officers of Forest                                                      23

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters             25

Item 6.           Selected Financial and Operating Data                                             26

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         28

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk                        40

Item 8.           Financial Statements and Supplementary Data                                       41

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                          41

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                81

Item 11.          Executive Compensation                                                            81

Item 12.          Security Ownership of Certain Beneficial Owners and Management                    81

Item 13.          Certain Relationships and Related Transactions                                    81


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                   81

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Forest Oil Corporation and its subsidiaries are engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids in North America. Forest was incorporated in New York in 1924, the successor to a company formed in 1916, and has been a publicly held company since 1969. Since 1995 the Anschutz Corporation, a private Denver-based corporation, has invested almost $175 million in Forest and currently owns approximately 40% of our common stock.

Forest's principal reserves and producing properties are located in the onshore and offshore Gulf of Mexico region, West Texas, Wyoming and western Canada. Approximately 72% of our oil and gas reserves are in the United States and 28% are in Canada. Approximately 70% of total 1998 production was in the United States and approximately 30% was in Canada. We currently operate 30 offshore platforms in the Gulf of Mexico, and 1998 production from this area accounted for approximately 36% of our total production on an MCFE basis. (An MCF is one thousand cubic feet of natural gas. MMCF is used to designate one million cubic feet of natural gas and BCF refers to one billion cubic feet of natural gas. MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of liquids to six MCF of natural gas. BCFE means billions of cubic feet of natural gas equivalents. With respect to liquids, the term BBL means one barrel of liquids whereas MBBLS is used to designate one thousand barrels of liquids. The term liquids is used to describe oil, condensate and natural gas liquids.)

Forest's estimated proved reserves were 775 BCFE at December 31, 1998, of which approximately 73% was natural gas. This represents an increase of 47% compared to estimated proved reserves of 526 BCFE at December 31, 1997 of which approximately 72% was natural gas.

Forest operates from production offices located in Lafayette, Louisiana; Denver, Colorado; and Calgary, Alberta. Forest's corporate headquarters are located in Denver, Colorado. On December 31, 1998 Forest had 274 employees, of whom 211 were salaried and 63 were hourly. Of the salaried employees, 17 were employed by ProMark, our marketing and processing business. For financial information relating to our industry and operational segments, see
Note 13 of Notes to Consolidated Financial Statements.

OPERATING STRATEGY

Forest's strategy is to focus on exploration, development and acquisition of oil and gas producing properties located in selected areas in North America. We concentrate on areas where we have expertise and experience, and where we believe significant exploration potential exists within a well-defined marketing infrastructure. We intend to pursue this strategy through the following initiatives:

DIVERSIFY NORTH AMERICAN OPERATIONS. Through our acquisitions and capital programs in Canada, we have significantly diversified our operations and added long-lived reserves and production assets to our development portfolio. Expansion into Canada has also provided diversification to the exploration portfolio through exposure to exploratory plays with different geological and geophysical characteristics. We further diversified in 1998 with a significant acquisition onshore in South Louisiana. This acquisition added substantial development projects to our portfolio, as well as deep exploratory opportunities similar to those we have offshore in the Gulf of Mexico.

In addition, we believe that our geographic positions provide attractive natural gas market diversification. We believe that this diversification could benefit our operating margins as improvements in the infrastructure of the North American gas transportation system create price differentials that are more closely related to proximity to markets rather than the availability of transportation. Supporting this belief is the fact that the average price differential between Canadian spot gas prices and Henry Hub spot gas prices for the three months ended December 31, 1998 decreased by approximately $1.41 U.S. per MMBTU compared to the same period in the prior year.

INCREASE RESERVES THROUGH FOCUSED EXPLORATION. Forest explores as a source of growth, targeting opportunities that benefit from the selective use of advanced technologies in mature basins (such as new 3-D seismic processing techniques and production and completion methods) as well as those opportunities in emerging basins which may not require new technology. Since improving our capitalization, we have accelerated the exploration of our prospect inventory, increased the inventory of prospects, and have generally retained a larger working interest in such prospects. Forest seeks to maintain a balanced exploration portfolio that includes higher risk exploration prospects (primarily in the Northwest Territories and Alberta foothills) that have the potential for large reserves, as well as lower risk projects (primarily in the Gulf of Mexico). We participate in exploration activities through selective drilling for our own account, as well as through farmout arrangements in certain circumstances. In 1998, Forest dedicated almost 50% of direct exploration and development spending to exploration activities. In 1999, we have reduced our exploration and development budget but have still dedicated approximately 40% to exploration activities.

ENHANCE EXISTING PROPERTIES THROUGH AN ACTIVE DEVELOPMENT PROGRAM. We continually evaluate new imaging, drilling and completion technologies and their potential application to our existing properties in order to identify additional development opportunities. We also pursue workovers, recompletions, secondary recovery operations and other production enhancement techniques on our properties to increase production.

Our development expenditures and activities on our existing properties increased in 1998 as compared to prior years. We increased our expenditures for development from $13.2 million in 1995 to $70.6 million in 1998. We have, however, reduced our 1999 capital expenditure budget (exploration and development) due to lower oil and gas prices. We have budgeted net outlays after property sales of approximately $60 million for 1999, which is less than our expected cash flow from our producing properties. Approximately 60% of the 1999 capital expenditures is budgeted for development projects and 40% for exploration. Approximately two-thirds of budgeted expenditures are dedicated to U.S. projects and one-third to Canadian projects.

CONTINUE TO PURSUE ATTRACTIVE ACQUISITIONS. We continue to pursue acquisitions of producing properties. Our selection criteria include (i) strategic location in a core area of operations or establishment of a new core area through the acquisition of a significant property base, (ii) potential for increasing reserves and production through lower risk exploitation and development, (iii) exploration potential that is consistent with our objectives, (iv) attractive potential return on investment, and (v) opportunities for improved operating efficiencies. In Canada, we have an additional criterion that natural gas properties include sufficient plant processing capacity and adequate access to markets.

CONTROL OPERATIONS TO MAXIMIZE EFFICIENCIES. We emphasize control of operations in all of our core operating areas and in our evaluation of acquisition opportunities. Control of operations positions us to maximize synergies and operating efficiencies and to control the timing and costs of drilling operations in order to increase margins and the returns on capital investments.

CONSERVE CAPITAL RESOURCES. Under the current difficult operating environment caused by low oil and gas prices, we have reduced budgeted direct exploration and development spending for 1999 by 40% compared to 1998. By reducing our planned spending, we plan to improve our liquidity position by using any excess cash flow from operations to reduce indebtedness.

MAINTAIN FINANCIAL FLEXIBILITY. We are committed to maintaining financial flexibility, which we believe is important for the successful execution of our strategy. From January 1, 1995 through December 31, 1998, Forest added a total of approximately $385 million of common equity through the issuance of common stock. We seek to reduce our level of debt as a percentage of our capitalization.

1998 TRANSACTIONS

In February 1998, Forest purchased interests in oil and gas properties in 13 fields located onshore in Louisiana from a private company for total consideration of approximately $231 million. The consideration consisted of approximately $217 million of cash and one million shares of Forest common stock. The properties had estimated proved reserves of approximately 189 BCFE at the time of purchase.

In May 1998, we acquired certain oil and gas interests of Unocal Canada Exploration Limited and Unocal Canada Limited in the Northwest Territories and frontier areas of Canada. The assets acquired included Unocal's 35% working interest in the P-66 discovery well on the Flett Prospect in the southern Northwest Territories, approximately 225,000 net acres of lands in the Northwest Territories held under exploration licenses on a work permit basis, certain other working interests and Unocal's data base including seismic, surface geology, reservoir engineering and other information collected during Unocal's 40 years of exploration activity in the Northwest Territories.

In June 1998, we retired our only remaining nonrecourse production payment loan by issuing to the lender 271,214 shares of common stock valued at $3,750,000. The loan, which originated in May 1992, had a remaining principal amount of approximately $14.6 million and a book value of approximately $9.9 million. The loan was secured primarily by certain oil and gas properties in Oklahoma and the Gulf of Mexico. As a result of the settlement, we recorded an extraordinary gain of approximately $6.2 million in June 1998.

In June 1998, Forest issued 5.9 million shares of common stock to Anschutz in exchange for certain oil and gas assets. The oil and gas assets acquired included an interest in the Anschutz Ranch East Field located in Utah and Wyoming. Our interest in this field had net proved developed producing reserves estimated at approximately 72 BCFE at the date of acquisition. We also acquired all of Anschutz's Canadian oil and gas assets, comprised primarily of approximately 170,000 net acres of undeveloped land as well as
5.2 BCFE of estimated proved reserves. Our acquisition included certain of Anschutz's international oil and gas assets comprised of 13 international projects encompassing approximately 18 million net acres of undeveloped land.

In August 1998, we acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by us in exchange for approximately 1.1 million shares of Forest common stock. We expect to realize general and administrative cost savings of approximately $1.5 million (U.S.) per year as a result of the consolidation of the operations of Saxon with those of our wholly owned Canadian subsidiary, Canadian Forest Oil Ltd.

Acquisitions have been an important component of our growth strategy, but we have not made acquisitions simply to increase the size of the company. Rather, we seek to add assets where there is a long-term market or unrecognized exploration opportunity. Both the Louisiana and Anschutz acquisitions in 1998 offer Forest upside potential through both exploration and development of these fields. The Anschutz acquisition offers development opportunities at the Anschutz Ranch East Field, as well as exploration opportunities internationally. Through recompletions and workovers, we expect to increase production on the Louisiana properties in 1999. In addition, we have identified numerous exploration opportunities in deeper horizons on these properties.

SALES AND MARKETS

OIL AND GAS OPERATIONS. Forest's U.S. production is generally sold at the wellhead to oil and natural gas purchasing companies in the areas where it is produced. Liquids are typically sold under short-term contracts at prices based upon posted field prices. Natural gas in the U.S. is generally sold month to month on the spot market. Currently, nearly all of our U.S. natural gas is sold at the wellhead at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or earlier. We believe that the loss of one or more of our current natural gas spot purchasers should not have a material adverse effect on Forest's business in the United States because any individual spot purchaser could be readily replaced by another spot purchaser who would pay approximately the same sales price.

In Canada, liquids are typically sold under short-term contracts at prices based upon posted field prices. Canadian Forest's natural gas production is sold primarily through the ProMark Netback Pool which is operated by ProMark, the marketing subsidiary of Canadian Forest. Canadian Forest sold approximately 85% of its natural gas production through the ProMark Netback Pool in 1998.

MARKETING AND TRADING ACTIVITIES. The ProMark Netback Pool matches major end users with providers of gas supply through arranged transportation channels, and uses a netback pricing mechanism to establish the wellhead price paid to producers. Under this netback arrangement, producers receive the blended market price less related transportation and other direct costs. ProMark charges a marketing fee for marketing and administering the gas supply pool.

The ProMark Netback Pool gas sales in 1998 averaged 129 MMCF per day, of which Canadian Forest supplied approximately 35 MMCF per day or 27%. Approximately 26% of the volumes sold in the ProMark Netback Pool in 1998 were sold at fixed prices. The remainder of the volumes sold were priced in a variety of ways, including prices based on indices.

In addition to operating the ProMark Netback Pool, ProMark provides two other marketing services for producers and purchasers of natural gas. ProMark manages long-term gas supply contracts for its industrial customers by providing full-service purchasing, accounting and gas nomination services for these customers on a fee-for-services basis. ProMark also buys and sells gas in its trading operation for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold. ProMark follows procedures to offset its gas purchase or sales commitments with other gas purchase or sales contracts, thereby limiting its exposure to price risk. We are, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit or parent guarantees are obtained when considered necessary to minimize credit risk.

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

The assets acquired from Anschutz in 1998 included oil and gas interests in various foreign countries. The international interests include international concessions, rights or agreements located in Albania, Austria, Germany, Italy, Romania, Sicily, South Africa, Spain, Switzerland, Thailand and Tunisia. Forest intends to further develop prospects and may elect to promote them out, thereby reducing its working interest while maintaining exposure to the most attractive opportunities. At this time, we do not anticipate making any major investments outside of North America. These international interests comprise approximately 2% of the Company's total assets at December 31, 1998.

COMPETITION

The oil and natural gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Forest's competitive position depends on our geological, geophysical and engineering expertise, our financial resources, our ability to develop properties and our ability to select, acquire and develop proved reserves. We compete with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, generate electricity and market refined products. We also compete with major and independent oil and gas companies in the marketing and sale of oil and gas to transporters, distributors and end users. The oil and natural gas industry competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. Forest competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time. Finally, companies not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Such companies provide competition for Forest.

Forest's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect our ability to market our oil and natural gas production. The prices of oil and natural gas realized by Forest are highly volatile. The price of oil is generally dependent on world supply and demand, while the price we receive for our natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact Forest's activities. Our financial position and resources may also adversely affect our competitive position. Lack of available funds or financing alternatives will prevent us from executing our operating strategy and from deriving the expected benefits therefrom. For further information concerning Forest's financial position, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ProMark also faces significant competition from other gas marketers, some of whom are significantly larger in size and have greater financial resources than ProMark, Canadian Forest or Forest.

REGULATION

UNITED STATES. Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases. All of the jurisdictions in which the Company owns or operates producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells which may be drilled in an area and the unitization or pooling of crude oil and natural gas properties. In this regard, some states can order the pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas the Company can produce from its wells, and to limit the number of wells or the location at which the Company can drill.

The Federal Energy Regulatory Commission (FERC) regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978 (NGPA). In the past, the Federal government has regulated the prices at which oil and gas could be sold. The Natural Gas Wellhead Decontrol Act of 1989 (the Decontrol
Act) removed all NGA and NGPA price and nonprice controls affecting producers' wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate gas producers like the Company, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities, although recent price declines for natural gas may, in part, reflect increased competition and more efficient gas transportation resulting from Order No 636. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts.

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

In Order Nos. 561 and 561-A, the FERC established an indexing system under which oil pipelines are able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. To date, the FERC has not issued rules to implement the OCSLA's requirements on gatherers and other non-jurisdictional entities, though it has issued such rules for interstate pipelines. One of the FERC's recently initiated inquiries involves whether it should alter its regulatory treatment of pipelines and services on the OCS. The Company cannot predict the outcome of this inquiry, or what, if any, affect it may have on the Company.

Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things, engineering and construction specifications for offshore production facilities, safety procedures, flaring of production, plugging and abandonment of OCS wells, calculation of royalty payments and the valuation of production for this purpose and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

The MMS has under consideration proposals to change the method of calculating royalties and the valuation of crude oil produced from federal leases. These changes, if adopted, would modify the valuation procedures for crude oil to reduce use of oil posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage how the Company might be affected if the MMS adopts such changes.

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

OIL SPILL FINANCIAL RESPONSIBILITY REQUIREMENTS - UNITED STATES. As originally enacted, the Oil Pollution Act of 1990 (OPA) would have required the Company to establish $150 million in financial responsibility to cover oil spill related liabilities. Under recent amendments to the OPA, the responsible person for an offshore facility located seaward of state waters, including OCS facilities, will be required to provide evidence of financial responsibility in the amount of $35 million. Although the financial responsibility requirement for offshore facilities located landward of the seaward boundary of state waters (including certain facilities in coastal inland waters) is a lesser amount ($10 million), the Company currently has a number of offshore facilities located beyond state waters and, thus, is subject to the $35 million financial responsibility requirement. On August 11, 1998, the MMS promulgated a final rule implementing the financial responsibility requirements set forth under the OPA amendments. The amount of financial responsibility may be increased, to a maximum of $150 million, if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS final rule. The Company expects that financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self insurer or a combination thereof. The Company cannot predict whether these financial responsibility requirements under the OPA amendments or the MMS final rule will result in the imposition of significant additional annual costs to the Company in the future, but in any event, the impact of the OPA amendments and the MMS rule is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production in the Gulf of Mexico. The Company currently satisfies similar requirements for its OCS leases under OCSLA.

CANADA. The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect the operations of the Company in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and the Company is unable to predict what additional legislation or amendments may be created.

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products, and the supply/demand balance. Oil exports may be made pursuant to export contracts with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board (NEB). Any oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the Government of Canada. As is the case with oil, natural gas exports for a term of less than two years or for a term of 2 to 20 years (in quantities of not more than 30,000 m(3)/day) must be made pursuant to an NEB order, or, in the case of exports for a longer duration
(to a maximum of 25 years) or a larger quantity, pursuant to an export license from the NEB with the Governor in Council's approval.

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

In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The ARTC program is based on a price sensitive formula, and the ARTC rate varies between 75%, at prices for oil below $100 CDN per cubic meter, and 25%, at prices above $210 CDN per cubic meter. The ARTC rate is applied to a maximum of $2 million CDN of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period. Canadian Forest is eligible for ARTC credits only on eligible properties acquired and wells drilled after the change of control. On December 22, 1997 the Government of Alberta gave notice that they intended to review the ARTC program. Any changes to the program will not take effect prior to 2001.

Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by the Company to the provincial governments. In Alberta, the ARTC program provides a rebate on Alberta Crown royalties paid in respect of eligible producing properties in Alberta.

ENVIRONMENTAL MATTERS. Extensive U.S. federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of Forest and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For instance, a few U.S. courts have ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called Superfund) and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations. Alternately, pending amendments to Superfund presently under consideration by the U.S. Congress could relax many of the burdensome cleanup and liability standards established under the Statute.

The U.S. Oil Pollution Act (OPA) and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages from oil spills. OPA also requires operators of offshore OCS facilities to demonstrate to the Minerals Management Service (MMS) that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. This financial responsibility amount can increase up to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at a facility exceeds applicable threshold volumes established by the MMS. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

The U.S. Water Pollution Control Act (commonly called the Clean Water Act) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in navigable waters. Many state discharge regulations and the federal National Pollutant Discharge Elimination System generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs in the western Gulf of Mexico and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and operations.

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

In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act (AEPEA) since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, AEPEA also imposes certain new environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations.

British Columbia's Environmental Assessment Act became effective June 30, 1995. This legislation rolls the previous processes for the review of major energy projects into a single environmental assessment process which contemplates public participation in the environmental review.

Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to fully cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

The Company has established guidelines to be followed to comply with U.S. and Canadian environmental laws, rules and regulations. The Company has designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on the Company and to implement appropriate compliance procedures. The Company also employs an environmental manager whose responsibilities include causing Forest's operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions. Although the Company maintains pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by words such as "may," will," "expect," anticipate," estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The information disclosed under "Risk Factors" and other factors noted throughout this Form 10-K, including certain risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement. Prices for oil and natural gas fluctuate widely and have declined significantly recently. Numerous uncertainties are inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Many of these uncertainties are beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of such data by geological engineers. As a result, estimates made by different engineers often vary from one another. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING FOREST.

OIL AND GAS PRICE DECLINES AND THEIR VOLATILITY COULD ADVERSELY AFFECT FOREST'S REVENUES, CASH FLOWS AND PROFITABILITY. Prices for oil and natural gas fluctuate widely and have declined significantly recently. The average spot price received by Forest for natural gas produced in the Gulf Coast decreased from approximately $2.61 per MCF at December 31, 1997 to $2.17 per MCF at December 31, 1998 and decreased to approximately $1.70 per MCF at March 1, 1999. During the same period, the NYMEX price for crude oil decreased from $17.61 per barrel at December 31, 1997 to $12.06 per barrel at December 31, 1998 and was $12.24 per barrel at March 1, 1999.

Natural gas prices affect Forest more than oil prices, because most of its production and reserves are natural gas. At December 31, 1998, 73% of our estimated proved reserves consisted of natural gas on an MCFE basis and, during 1998, approximately 71% of our total production consisted of natural gas.

Forest's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. We recently reduced our 1999 capital expenditures budget because of lower oil and gas prices. The amount we can borrow from banks is subject to redetermination based on current prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil and natural gas that Forest can produce economically.

We cannot predict future oil and natural gas prices and prices may decline further. Factors that can cause this fluctuation include:

  - relatively minor changes in the supply of and demand for oil and natural gas;
  -     market uncertainty;
  -     the level of consumer product demand;
  -     weather conditions;
  -     domestic and foreign governmental regulations;
  -     the price and availability of alternative fuels;
  -     political conditions in the Middle East;
  -     the foreign supply of oil and natural gas;
  -     the price of oil and gas imports; and
  -     overall economic conditions.

We enter into energy swap agreements and other financial arrangements at various times to attempt to minimize the effect of oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in oil or natural gas prices would have a material adverse effect on our business and financial results. Energy swap agreements may limit the risk of declines in prices, but such arrangements may also limit additional revenues from price increases.

For further information concerning prices, market conditions and energy swap agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4, 5, 10 and 11 of Notes to Consolidated Financial Statements.

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND INHERENTLY IMPRECISE. This Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net revenues from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this Form 10-K. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

At December 31, 1998, approximately 16% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 14 of Notes to Consolidated Financial Statements.

You should not assume that the present value of future net revenues referred to in this Form 10-K is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Recent significant declines in oil and gas prices have reduced Forest's present value of future net revenues. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. For example, we have reduced our 1999 capital expenditure budget. This reduction will delay cash flows and thereby reduce present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with Forest or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

LEVERAGE MATERIALLY AFFECTS OUR OPERATIONS. As of December 31, 1998, our long-term debt was $505.5 million including $271.9 million outstanding under our global bank credit facility with a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. Our long-term debt represented 75% of our total capitalization at December 31, 1998.

Our level of debt affects our operations in several important ways, including the following:

  - a large portion of our cash flow from operations is used to pay interest on borrowings;
  - the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;
  - the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;
  - a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and
  - the terms of the agreements governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. A higher level of debt increases the risk that Forest may default on its debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

If Forest is unable to repay its debt at maturity out of cash on hand, it could attempt to refinance such debt, or repay such debt with the proceeds of an equity offering. We cannot assure you that Forest will be able to generate sufficient cash flow to pay the interest on its debt or that future borrowings or equity financing will be available to pay or refinance such debt. In addition, Forest's bank borrowing base is subject to semi-annual redeterminations. Forest could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base, and we cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

LOWER OIL AND GAS PRICES INCREASE THE RISK OF CEILING LIMITATION WRITEDOWNS. We use the full cost method to account for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation writedown." This charge does not impact cash flow from operating activities, but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. In 1998, Forest recorded writedowns of $175 million ($199.5 million pre-tax). The subsequent significant declines in natural gas prices increase the risk that we will have a ceiling limitation writedown in the first quarter of 1999. We cannot assure you that we will not experience ceiling limitation writedowns in the future.

FOREST'S LIQUIDITY IS SUBJECT TO THE RISK OF THE AVAILABILITY OF FINANCING. We have historically addressed our long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

  -     bank borrowings or the issuance of debt;
  -     the sale of common stock, preferred stock or other equity securities;
  - the issuance of nonrecourse production-based financing or net profits interests;
  - sales of non-strategic properties; o sales of prospects and technical information; and o joint venture financing.

The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and the value and performance of Forest. We may be unable to execute our operating strategy if we cannot obtain capital from these sources.

FOREST'S ABILITY TO REPLACE PRODUCTION WITH NEW RESERVES IS HIGHLY DEPENDENT ON ACQUISITIONS OR SUCCESSFUL DEVELOPMENT AND EXPLORATION ACTIVITIES, WHICH IN TURN ARE ADVERSELY AFFECTED BY FOREST'S REDUCED 1999 CAPITAL EXPENDITURES BUDGET. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are relatively slow. A significant portion of our production is from Gulf of Mexico reservoirs. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future development, acquisition and exploration activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

We have reduced our 1999 capital expenditures budget. It is unlikely, therefore, that Forest will replace 1999 production based on the lower level of capital expenditures.

FOREST'S OPERATIONS ARE SUBJECT TO NUMEROUS RISKS OF OIL AND GAS DRILLING AND PRODUCTION ACTIVITIES. Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

  -     that no commercially productive oil or natural gas reservoirs will be found;
  - that oil and gas drilling and production activities may be shortened, delayed or canceled; and
  - that our ability to develop, produce and market our reserves may be limited by:

        (1)  title problems,

        (2)  weather conditions,

        (3)  compliance with governmental requirements, and

        (4) mechanical difficulties or shortages or delays in the delivery of drilling rigs, work boats and other equipment.

In the past, we have had difficulty securing drilling equipment in certain of our core areas. We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Dry wells and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. In addition, our properties may be susceptible to hydrocarbon draining from production by other operations on adjacent properties.

Our industry also experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, a substantial portion of our oil and gas operations is located in the Gulf of Mexico. The Gulf of Mexico area experiences tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

FOREST'S CONCENTRATION OF ASSETS INCREASES ITS EXPOSURE TO PRODUCTION DECLINES. At March 1, 1999, the combined production from six of our offshore Gulf of Mexico wells represented approximately 28% of Forest's consolidated daily deliverability. Our production, revenue and cash flow will be adversely affected if production from these six wells decreases significantly.

THE PROFITABILITY OF FOREST'S GAS MARKETING ACTIVITIES IS SUBJECT TO NUMEROUS RISKS, INCLUDING CREDIT RISKS AND RESPONSE TO CHANGING CONDITIONS. Our operations include gas marketing through our subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of gas production in Canada, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. The profitability of such natural gas marketing operations depends on our ability to assess and respond to changing market conditions, including credit risk. Profitability also depends on our ability to maximize the volume of third party natural gas that we purchase and resell and to obtain a satisfactory margin between the purchase price and the sales price for such volumes. If we are unable to respond accurately to changing conditions in the gas marketing business, our results of operations could be materially adversely affected. In addition, ProMark sells a significant portion of its volumes at fixed prices under long-term contracts. The loss of one or more such long-term buyers could have a material adverse effect on Forest. ProMark buys and sells gas in its trading operations for terms varying from one day to two years. Profits from trading are derived from the difference between the price of gas purchased and the price of gas sold. ProMark tries to limit its exposure to price risk by offsetting its gas purchase or sales commitments with other gas purchase or sales contracts. However, ProMark is exposed to credit risk because the counterparties to agreements might not perform their contractual obligation.

FOREST'S INTERNATIONAL OPERATIONS ARE SUBJECT TO THE RISKS OF CURRENCY FLUCTUATIONS AND IN SOME INSTANCES ECONOMIC AND POLITICAL DEVELOPMENTS. We have significant operations in Canada. The expenses of such operations are payable in Canadian dollars while most of the revenue from natural gas and oil sales is based upon U.S. dollar price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative values of the Canadian and U.S. dollars. Forest is also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. We recently acquired additional oil and gas assets in other countries. Our foreign operations may also be adversely affected by local political and economic developments, royalty and tax increases and other foreign laws or policies, as well as U.S. policies affecting trade, taxation and investment in other countries.

FOREST OPERATES IN A HIGHLY COMPETITIVE INDUSTRY WHICH MAY ADVERSELY AFFECT ITS OPERATIONS. We operate in a highly competitive environment. Forest competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties and the equipment and labor required to develop and operate such properties. Forest also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas. Many of these competitors have financial and other resources substantially greater than ours.

FOREST'S OPERATIONS ARE SUBJECT TO THE NUMEROUS RISKS OF DRILLING. Drilling involves numerous risks, including the risk that drilling efforts will not find commercially productive oil or gas reservoirs. The cost of drilling and completing wells is often unpredictable, and drilling operations may be shortened, delayed or canceled as a result of a variety of risks. These risks include unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in delivery of equipment. We cannot assure you that our future drilling activities will be successful. Forest's current inventory of seismic surveys will not necessarily increase the likelihood that it will drill or complete commercially productive wells. In addition, the volumes of reserves discovered, if any, would not necessarily be greater than Forest would have discovered without its current inventory of seismic surveys.

FOREST'S ACQUISITIONS ARE SUBJECT TO THE RISKS OF THE UNCERTAINTIES OF RECOVERABLE RESERVES AND POTENTIAL LIABILITIES. Our recent growth is due in part acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every platform or well. Even when a platform or well is inspected, structural and environmental problems are not necessarily discovered. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such acquisitions at acceptable prices.

THE MARKETABILITY OF FOREST'S PRODUCTION DEPENDS IN PART UPON THE AVAILABILITY, PROXIMITY AND CAPACITY OF GAS GATHERING SYSTEMS, PIPELINES AND PROCESSING FACILITIES. U.S. federal and state and Canadian regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand all could adversely affect our ability to produce and market oil and natural gas. If market factors dramatically changed, the financial impact on Forest could be substantial. The availability of markets is beyond our control.

FOREST'S OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS U.S. FEDERAL, STATE AND LOCAL AND CANADIAN FEDERAL AND PROVINCIAL GOVERNMENTAL REGULATION THAT MATERIALLY AFFECT ITS OPERATIONS. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the Oil Pollution Act of 1990 requires operators of offshore facilities to prove that they have the financial responsibility to address potential oil spills. Under such law and other federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for such spills, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. Federal, state, provincial and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances and materials produced or used in connection with oil and gas operations. To date, our expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant. We believe that we are in substantial compliance with all applicable laws and regulations. However, the requirements of such laws and regulations are frequently changed. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

THE SIGNIFICANT OWNERSHIP POSITION OF ANSCHUTZ COULD LIMIT FOREST'S ABILITY
TO ENTER INTO CERTAIN TRANSACTIONS. As of February 28, 1999, Anschutz owned approximately 40% of the outstanding shares of our common stock. Pursuant to a shareholder agreement between Anschutz and Forest, Anschutz may designate three of Forest's directors. Therefore, Anschutz can substantially influence matters considered by Forest's Board of Directors. The shareholder agreement prohibits Anschutz from acquiring in excess of 49.9% of the outstanding shares of common stock. The shareholder agreement terminates on July 27, 2000.

Under certain circumstances, Anschutz could veto proposed transactions between Forest and third parties. For example, Anschutz could veto a merger of Forest, which under applicable law requires the approval of the holders of two-thirds of the outstanding shares of common stock. Control of Forest most likely could not be transferred to a third party without Anschutz's consent and agreement. A third party probably would not offer to pay a premium to acquire Forest without the prior agreement of Anschutz, even if the Board of Directors should choose to attempt to sell Forest in the future. In addition, shareholder approval would be required by New York Stock Exchange rules for the issuance of common stock to a third party in an amount in excess of 20% of the outstanding common stock. Anschutz's opposition to such a transaction could significantly reduce the likelihood of its approval.

ITEM 2.  PROPERTIES

Forest's principal reserves and producing properties are oil and gas properties located in the onshore and offshore Gulf of Mexico region, West Texas, Wyoming and Alberta, Canada.

RESERVES

Information regarding Forest's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 14 of Notes to Consolidated Financial Statements.

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

PRODUCTION

The following table shows net liquids and natural gas production for Forest and its subsidiaries for the years ended December 31, 1998, 1997 and 1996:

                                                           Net Natural Gas and Liquids Production (1)
                                                           ------------------------------------------
                                                              1998           1997 (2)        1996 (2)
                                                           -------------  -------------   -----------
                   United States:
                      Natural Gas (MMCF)                      47,394          34,018         28,624
                      Liquids (MBBLS)                          2,405           1,267          1,104

                   Canada:
                      Natural Gas (MMCF)                      14,916          15,017         13,872
                      Liquids (MBBLS)                          1,864           1,940          1,645

                   Total (MMCFE)                              87,924          68,277         58,990

(1) Volumes reported for natural gas include immaterial amounts of sulfur production on the basis that one long ton of sulfur is equivalent to 15 MCF of natural gas. Liquids volumes include both oil and condensate and natural gas liquids.

(2)  Includes amounts delivered pursuant to volumetric production payments. See
     Note 5 of Notes to Consolidated Financial Statements.

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production for the years ended December 31, 1998, 1997 and 1996 for Forest and its subsidiaries:

                                                             United States                      Canada
                                                   ------------------------------  ------------------------------
                                                      1998      1997      1996        1998       1997       1996
                                                   ---------  ---------  --------  ---------  ---------- --------
     Average Sales Prices:

       NATURAL GAS
         Total production (MMCF) (1)                 47,394    34,018     28,624     14,916    15,017     13,872
         Sales price received (per MCF)            $   2.10      2.53       2.36       1.23      1.46       1.41
         Effects of energy swaps (per MCF) (2)          .09      (.21)      (.23)      (.02)        -       (.04)
                                                   ---------  ---------  --------  ---------  ---------- --------
         Average sales price (per MCF)             $   2.19      2.32       2.13       1.21      1.46       1.37

       LIQUIDS:
       Oil and condensate:
         Total production (MBBLS)                     1,919     1,137        964      1,389     1,498      1,308
         Sales price received (per BBL)            $  12.16     18.20      20.03      11.95     18.07      20.64
         Effects of energy swaps (per BBL) (2)          .45      (.23)     (1.07)      1.06      (.08)     (1.82)
                                                   ---------  ---------  --------  ---------  ---------- --------
         Average sales price (per BBL)             $  12.61     17.97      18.96      13.01     17.99      18.82

       Natural gas liquids:

         Total production (MBBLS)                       486       130        140       475        442        337
         Average sales price (per BBL)             $   7.00     10.62      10.48      7.25      12.42      11.87

       Total liquids production (MBBLS)               2,405     1,267      1,104     1,864      1,940      1,645
       Average sales price (per BBL)               $  11.48     17.21      17.88     11.54      16.72      17.40

     Average production cost (per MCFE) (3)        $    .48       .50        .56       .46        .58        .52

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF and 3,168 MMCF 1997 and 1996, respectively. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 2% and 7% of total natural gas production 1997 and 1996, respectively. On June 30, 1997 the Company repurchased its last remaining volumetric production payment. For further information concerning volumes and prices recorded under volumetric production payments, see Note 5 of Notes to Consolidated Financial Statements.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 26,527 MMCF, 13,990 MMCF and 12,741 MMCF for the years ended December 31, 1998, 1997 and 1996, respectively. Hedged oil and condensate volumes were 392,900 barrels, 949,000 barrels and 895,600 barrels for 1998, 1997 and 1996, respectively. The aggregate gains (losses) under energy swap agreements were $6,305,000, $(7,439,000) and $(10,422,000), respectively, for the years ended December 31, 1998, 1997 and 1996 and were accounted for as increases (reductions) to oil and gas sales.

(3) Production costs were converted to common units of measure using a conversion ratio of one barrel of oil to six MCF of natural gas and one long ton of sulfur to 15 MCF of natural gas. Such production costs exclude all depreciation, depletion and provision for impairment associated with property and equipment.

PRODUCTIVE WELLS

The following summarizes total gross and net productive wells of Forest and its subsidiaries at December 31, 1998:

                                      Productive Wells (1)
                                   -------------------------
                                   United States      Canada
                                   -------------      ------
Gross (2)
  Gas                                     352           358
  Oil                                      70           440
                                        -----         -----
    Totals (3)                            422           798
                                        -----         -----
                                        -----         -----
Net (4)
  Gas                                   142.5         130.0
  Oil                                    29.2         217.6
                                        -----         -----
    Totals                              171.7         347.6
                                        -----         -----
                                        -----         -----


(1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.

(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3) Includes 23 dual completions in the United States and 17 dual completions in Canada. Dual completions are counted as one well. If one completion is an oil completion, the well is classified as an oil well.

(4) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED AND UNDEVELOPED ACREAGE

Forest and its subsidiaries held acreage as set forth below at December 31, 1998 and 1997. A majority of the developed acreage is subject to mortgage liens securing our bank indebtedness. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

                                       Developed Acreage (1)    Undeveloped Acreage (2)
                                       ---------------------    -----------------------
                                       Gross (3)    Net (4)      Gross (3)      Net (4)
                                       ---------    --------    ----------     --------
United States:
  Louisiana offshore                   117,947       53,498         61,133         42,118
  Texas onshore                         82,134       31,457         42,195         11,393
  Texas offshore                        36,742       23,624         52,057         29,004
  Oklahoma                              26,068        5,052          6,892          2,465
  Wyoming                               10,217        5,604         90,170         52,379
  Other                                 19,765        9,429         23,963         10,912
                                       -------      -------     ----------     ----------
                                       292,873      128,664        276,410        148,271

Canada:
  Alberta                              261,365      117,853        322,971        189,011
  Ontario                               10,707        5,354        303,681        151,840
  Northwest Territories                      -            -        718,166        350,133
  Beaufort Sea                               -            -        384,744          7,248
  British Columbia offshore                  -            -        112,308        112,308
  Other                                 39,523       23,615         61,216         32,520
                                       -------      -------     ----------     ----------
                                       311,595      146,822      1,903,086        843,060

Other:
  South Africa                               -            -      8,100,000      7,290,000
  Switzerland                                -            -      3,400,000      3,060,000
  Tunisia                                    -            -      2,520,420      2,520,420
  Germany                                    -            -      1,369,775      1,369,775
  Albania                                    -            -      1,113,185        333,956
  Italy                                      -            -      1,039,090        917,725
  Romania                                    -            -        766,900        766,900
  Thailand                                   -            -        730,675        730,675
                                       -------      -------     ----------     ----------
                                             -            -     19,040,045     16,989,451
                                       -------      -------     ----------     ----------
Total acreage at December 31, 1998     604,468      275,486     21,219,541     17,980,782
                                       -------      -------     ----------     ----------
                                       -------      -------     ----------     ----------
Total acreage at December 31, 1997     707,710      301,579      1,499,682        523,783
                                       -------      -------     ----------     ----------
                                       -------      -------     ----------     ----------


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

During 1998, Forest's gross and net developed acreage decreased approximately 15% and 9%, respectively, as a result of sales of producing properties. Gross and net undeveloped acreage increased significantly as a result of international projects acquired in 1998.

Approximately 13% of our net undeveloped acreage at December 31, 1998 is under leases that have terms expiring in 1999, if not held by production, and approximately 13% of net undeveloped acreage will expire in 2000 if not also held by production.

DRILLING ACTIVITY

Forest and its subsidiaries owned interests in gross and net exploratory and development wells for the years ended December 31, 1998, 1997 and 1996 as set forth below. This information does not include wells drilled under farmout agreements.

                                     United States               Canada
                                 ---------------------    --------------------
                                 1998    1997     1996    1998    1997    1996
Gross Exploratory Wells:
  Dry (1)                          6        4        4       7       5       4
  Productive (2)                   7        8        9       2       7       2
                                ----     ----     ----    ----    ----    ----
                                  13       12       13       9      12       6
                                ----     ----     ----    ----    ----    ----
                                ----     ----     ----    ----    ----    ----
Net Exploratory Wells:(3)
  Dry (1)                        4.3      1.4      2.0     5.6     3.9     2.9
  Productive (2)                 4.7      4.0      3.5      .7     5.3     1.4
                                ----     ----     ----    ----    ----    ----
                                 9.0      5.4      5.5     6.3     9.2     4.3
                                ----     ----     ----    ----    ----    ----
                                ----     ----     ----    ----    ----    ----
Gross Development Wells:
  Dry (1)                          -        5       3        2      15       4
  Productive (2)                   9       13      15       14      31      70
                                ----     ----     ----    ----    ----    ----
                                   9       18      18       16      46      74
                                ----     ----     ----    ----    ----    ----
                                ----     ----     ----    ----    ----    ----
Net Development Wells:(3)
  Dry (1)                          -       .7       .5     2.0    10.6      .9
  Productive (2)                 2.6      4.0      1.9    10.0    21.5    19.9
                                ----     ----     ----    ----    ----    ----
                                 2.6      4.7      2.4    12.0    32.1    20.8
                                ----     ----     ----    ----    ----    ----
                                ----     ----     ----    ----    ----    ----


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

FARMOUT AGREEMENTS

Under a farmout agreement, outside parties undertake exploration activities on prospects owned by Forest. This enables us to participate in the exploration prospects without incurring additional capital costs, although with a substantially reduced ownership interest in each prospect.

In 1998, seven exploratory wells were drilled in the United States under farmout agreements. Six were productive and one was a dry hole. In Canada, two exploratory wells were drilled in 1998 under farmout agreements, both of which were productive.

PRESENT ACTIVITIES

At December 31, 1998 Forest and its subsidiaries had six exploratory wells and one development well that were in the process of being drilled. Of the six exploratory wells, one (in the U.S.) reached total depth and is currently being evaluated. Of the five remaining exploratory wells (in Canada), three have been drilled and are being evaluated and the remaining two are still being drilled. The development well (in the U.S.) is still being drilled.

DELIVERY COMMITMENTS

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 2.2 BCF of natural gas in 1999 at an average price of $2.80 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.24 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998, Canadian Forest supplied 27% of the gas for the Netback Pool.

The Company is obligated to deliver approximately 200 MMCF of natural gas under existing long-term contracts in the U.S.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST

The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     Years with
     Name (A)                Age       Forest                   Office (B)
------------------------     ---     ----------                 ----------
William L. Dorn*              50         27         Chairman of the Board and Chairman of the
                                                      Executive Committee. Chief Executive
                                                      Officer until December 1995. Chairman of
                                                      the Nominating Committee. Member of the
                                                      Board of Directors since 1982.

Robert S. Boswell*            49         13         President since November 1993 and Chief
                                                      Executive Officer since December 1995 and
                                                      Chief Financial Officer until December 1995.
                                                      Member of the Board of Directors since 1986.
                                                      Member of the Company's Executive Committee.
                                                      Director of C.E. Franklin Ltd.

David H. Keyte                42         11         Executive Vice President and Chief Financial
                                                      Officer since November 1997. Vice President
                                                      and Chief Financial Officer December 1995.
                                                      Vice President and Chief Accounting Officer
                                                      from December 1993 until December 1995.
                                                      Chairman of the Company's Employee Benefits
                                                      Committee.

Forest D. Dorn                44         21         Senior Vice President - Gulf Coast Region
                                                      since November 1997. Vice President - Gulf
                                                      Coast Region August 1996. Prior thereto Vice
                                                      President and General Business Manager from
                                                      December 1993 to August 1996. Member of the
                                                      Company's Employee Benefits Committee.


                                     Years with
     Name (A)                Age       Forest                   Office (B)
------------------------     ---     ----------                 ----------
Neal A. Stanley               51          2         Senior Vice President - Western Region since
                                                      November 1997. Vice President - Western
                                                      Region August 1996. Prior thereto President
                                                      of Teton Oil and Gas Corporation.

Donald H. Stevens             46          1         Vice President - Capital Markets and Treasurer
                                                      since December 1998. Vice President - Capital
                                                      Markets and Strategic Initiatives August 1997.
                                                      Prior thereto Vice President - Corporate Relations
                                                      and Capital Markets of Barrett Resources Corporation.

Joan C. Sonnen                45          9         Corporate Secretary since March 1999 and
                                                      Controller since December 1993. Member of the
                                                      Company's Employee Benefits Committee.


-------------------
*Also a Director

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

On February 28, 1999, the Company's 44,647,295 shares of Common Stock were held by 1,559 holders of record.

Forest's Common Stock was listed on the New York Stock Exchange on November 18, 1997; prior thereto it was traded on the Nasdaq National Market. The high and low intraday sales prices of the Common Stock for each quarterly period of the years presented are listed in the chart below. There were no dividends declared on the Common Stock in 1997, 1998, or in the first quarter of 1999.

                                               High                Low
                                               ----                ---
1997:  First Quarter                         $ 19-3/8           $ 12-7/8
       Second Quarter                          15-3/8             12-1/4
       Third Quarter                           18-1/2             13-1/4
       Fourth Quarter                          19                 13-3/16

1998:  First Quarter                         $ 17-3/8           $ 13
       Second Quarter                          16-1/4             13-1/4
       Third Quarter                           14-3/4              8
       Fourth Quarter                          11-3/4              7-9/16

1999:  First Quarter (through March 10)      $  8-15/16         $  5-3/8


DIVIDEND RESTRICTIONS

The restrictions on Forest's present or future ability to pay dividends are
(i) the provisions of the New York Business Corporation Law (NYBCL), (ii) certain restrictive provisions in the Indentures executed in connection with Canadian Forest's 8 3/4% Senior Subordinated Notes due September 15, 2007 which are guaranteed by Forest and Forest's 10 1/2% Senior Subordinated Notes due 2006, and (iii) the Fourth Amended and Restated Credit Agreement dated March 4, 1999 with The Chase Manhattan Bank, as agent for a group of banks, under which Forest is restricted in amounts it may pay as dividends (other than dividends payable in Common Stock). Under these dividends restrictions, Forest was not prohibited from paying cash dividends on its Common Stock as of March 10, 1999.

Forest has not paid dividends on its Common Stock during the past five years and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on Forest's earnings, capital requirements, financial condition and other relevant factors. There is no assurance that Forest will pay any dividends. For further information regarding the Company's equity securities and its ability to pay dividends on its Common Stock, see Notes 4, 7 and 8 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected financial and operating data of Forest on a historical basis as of and for each of the years in the five-year period ended December 31, 1998. This data should be read in conjunction with
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                   1998        1997       1996       1995      1994
                                                                   ----        ----       ----       ----      ----
                                                                        (In Thousands Except Per Share Amounts)
FINANCIAL DATA
  Revenue:
    Marketing and processing                                    $  151,079    184,399    187,374          -          -
    Oil and gas sales                                              170,740    155,242    128,713     82,275    114,541
                                                                ----------    -------    -------     ------    -------
    Total revenue                                               $  321,819    339,641    316,087     82,275    114,541

  Earnings (loss) before cumulative effect of change
    in accounting principle and extraordinary items             $ (197,786)     3,089      1,139    (17,996)   (67,853)

  Net earnings (loss)                                           $ (191,590)    (9,270)     3,305    (17,996)   (81,843)

  Weighted average number of common shares outstanding              40,910     33,669     25,062      7,360      5,619

  Net earnings (loss) attributable to common stock              $ (191,590)    (9,459)     1,147    (20,156)   (84,004)

  Basic earnings (loss) per share:
    Earnings (loss) attributable to common stock
      before cumulative effect of change in
      accounting principle and extraordinary items             $     (4.83)       .09       (.04)     (2.74)    (12.46)
    Cumulative effect of change in accounting
      principle                                                          -          -          -          -      (2.49)
    Extraordinary items                                                .15       (.37)       .09          -          -
                                                                ----------    -------    -------     ------    -------
    Net earnings (loss) attributable to common stock           $     (4.68)      (.28)       .05      (2.74)    (14.95)

  Diluted earnings (loss) per share:
    Earnings (loss) attributable to common
      stock before cumulative effect of change in
      accounting principle and extraordinary items             $     (4.83)       .08       (.04)     (2.74)    (12.46)
    Cumulative effect of change in accounting principle                  -          -          -          -      (2.49)
    Extraordinary items                                                .15       (.35)       .09          -          -
                                                                ----------    -------    -------     ------    -------
    Net earnings (loss) attributable to common stock           $     (4.68)      (.27)       .05      (2.74)    (14.95)

  Total assets                                                 $   759,736    647,782    563,458    321,043     324,832

  Long-term debt                                               $   505,450    254,760    168,859    193,879     207,054

  Other long-term liabilities                                  $    24,267     51,787     53,560     27,139      28,166

  Deferred revenue                                             $         -          -      7,591     15,137      35,908

  Shareholders' equity                                         $   168,991    261,827    242,443     44,297       6,086


                                                               Years Ended December 31,
                                                   ------------------------------------------------
                                                   1998        1997       1996       1995      1994
                                                   ----        ----       ----       ----      ----
                                                (In Thousands Except per Share Amounts and Volumes)
OPERATING DATA
  Annual production: (1)
    Gas (MMCF)                                     62,310     49,035     42,496     33,342    48,048
    Liquids (MBBLS)                                 4,269      3,207      2,749      1,173     1,543

  Average price received:
    Gas (per MCF) (2)                           $    1.95       2.06       1.89       1.77      1.90
    Liquids (per Barrel)                        $   11.51      16.92      17.59      15.86     14.83

  Capital expenditures, net of asset sales        461,452    147,130    234,556     44,913    29,839

  Proved Reserves: (3)
    Gas (MMCF)                                    564,264    378,315    334,180    231,890   231,638
    Liquids (MBBLS)                                35,069     24,636     24,014     10,467     7,313

  Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves (3)             $ 522,831    439,570    559,869    256,917   207,549


-------------------
(1) Includes amounts attributable to required deliveries under volumetric production payments. See Note 5 of Notes to Consolidated Financial Statements.

(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the average sales price for 1995 was $1.90 per MCF.

(3) The 1998, 1997, 1996 and 1995 amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997, 1996 and 1995, but which is a wholly owned subsidiary as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

The net loss for 1998 was $191,590,000 compared to a net loss of $9,270,000 in 1997. The 1998 period included a writedown of oil and gas properties of $175,000,000, net of related deferred taxes ($199,500,000 pre-tax), an extraordinary gain on extinguishment of debt of $6,196,000 and a noncash loss on currency translation of $8,320,000 related to subordinated debt issued by Canadian Forest. The 1997 period included an extraordinary loss on extinguishment of debt of $12,359,000, as well as a noncash loss on currency translation of $4,051,000. Exclusive of these items, the net loss would have been $14,466,000 in 1998 compared to net income of $7,140,000 in 1997. Higher production volumes in 1998 were more than offset by lower natural gas and liquids sales prices and higher interest and depletion expense.

The net loss for 1997 was $9,270,000 compared to net earnings of $3,305,000 in 1996. Earnings for the 1996 period include an extraordinary gain on extinguishment of debt of $2,166,000. Exclusive of the 1997 items mentioned above and the 1996 extraordinary gain on extinguishment of debt, net income would have been $7,140,000 in 1997 and $1,139,000 in 1996. The improvement in 1997 was attributable primarily to higher natural gas prices and increased production from successful drilling programs in 1996 and 1997.

Marketing and processing revenue decreased by 18% to $151,079,000 in 1998 from $184,399,000 in 1997 and the related marketing and processing expense decreased by 18% to $144,758,000 in 1998 from $175,847,000 in the previous year. The gross margin for marketing and processing activities decreased 26% to $6,321,000 in 1998 from $8,552,000 in 1997. The decrease resulted from lower volumes processed and a decrease in product prices. Marketing and processing revenue decreased by 2% to $184,399,000 in 1997 from $187,374,000 in 1996 and the related marketing and processing expense decreased by 2% to $175,847,000 in 1997 from $178,706,000 in the previous year. The gross margin reported for marketing and processing activities was $8,552,000 in 1997 which is comparable to $8,668,000 reported in 1996.

Oil and gas sales revenue increased by 10% to $170,740,000 in 1998 from $155,242,000 in 1997. Revenue from higher production volumes was partially offset by lower prices received for both oil and natural gas. Production volumes for natural gas in 1998 increased 27% from 1997. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 33% higher in 1998 than in 1997. The increases in 1998 are due to Gulf of Mexico discoveries and volumes attributable to producing properties acquired in 1998. The average sales price received for natural gas in 1998 decreased 5% compared to the average sales price received in 1997. The average sales price received for liquids production in 1998 decreased 32% compared to the average sales price received during 1997.

Oil and gas sales revenue increased by 21% to $155,242,000 in 1997 from $128,713,000 in 1996. Production volumes for natural gas in 1997 increased 15% from 1996 due primarily to discoveries in the Gulf of Mexico being brought onto production. Production volumes for liquids were 17% higher in 1997 than in 1996 due primarily to new production from Gulf of Mexico and Canadian properties. The average sales price received for natural gas in 1997 increased 9% compared to the average sales price received in 1996. The average sales price received by Forest for its liquids production during 1997 decreased 4% compared to the average sales price received during 1996.

Oil and gas production expense of $41,983,000 in 1998 increased 16% from $36,284,000 in 1997. The 1998 period includes additional production expense related to acquired properties. On an MCFE basis, production expense decreased 9% to $.48 per MCFE in 1998 compared to $.53 in 1997. The decrease is due primarily to lower per-unit costs related to certain 1998 property acquisitions as well as offshore fixed costs being spread over a larger production base. The decrease was partially offset by the effects of significant expensed workovers in the Onshore Gulf Coast Region.

Oil and gas production expense of $36,284,000 in 1997 increased 13% from $32,199,000 in 1996 due primarily to expenses relating to new production from Gulf of Mexico properties, temporary transportation expenses associated with the Bigoray field in Alberta and the inclusion of twelve months of costs for Canadian Forest in 1997 versus only eleven months in 1996. On an MCFE basis, production expense was $.53 per MCFE in 1997 compared to $.55 in 1996.

The production volumes, weighted average sales prices and production expenses for the years ended December 31, 1998, 1997 and 1996 for Forest and its subsidiaries were as follows:

                                                                    Year Ended December 31, 1998
                                                 -----------------------------------------------------------------
                                                  Gulf Coast Region
                                                 -------------------      Western      Total                 Total
                                                 Offshore    Onshore      Region       U.S.     Canada     Company
                                                 --------    -------     -------      -----     ------     -------
NATURAL GAS
  Total production (MMCF)                          26,521     12,883       7,990     47,394     14,916      62,310
  Sales price received (per MCF)                 $   2.12       2.16        1.92       2.10       1.23        1.89
  Effects of energy swaps (per MCF) (1)               .08        .15         .03        .09       (.02)        .06
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per MCF)                  $   2.20       2.31        1.95       2.19       1.21        1.95

LIQUIDS
Oil and condensate:
  Total production (MBBLS)                            903        794         222      1,919      1,389       3,308
  Sales price received (per BBL)                 $  11.50      12.69       13.00      12.16      11.95       12.07
  Effects of energy swaps (per BBL) (1)               .95          -           -        .45       1.06         .71
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per BBL)                  $  12.45      12.69       13.00      12.61      13.01       12.78

Natural gas liquids:
  Total production (MBBLS)                              4        167         315        486        475         961
  Average sales price (per BBL)                  $   9.00       8.45        6.21       7.00       7.25        7.13
  Total liquids production (MBBLS)                    907        961         537      2,405      1,864       4,269
  Average sales price (per BBL)                  $  12.44      11.96        9.01      11.48      11.54       11.51

TOTAL
  Total production (MMCFE)                         31,963     18,649      11,212     61,824     26,100      87,924

  Average sales price (per MCFE)                 $   2.18       2.21        1.82       2.12       1.51        1.94
  Operating expense (per MCFE)                        .37        .67         .49        .48        .46         .48
                                                 --------     ------       -----     ------     ------      ------
  Netback (per MCFE)                             $   1.81       1.54        1.33       1.64       1.05        1.46
                                                 --------     ------       -----     ------     ------      ------
                                                 --------     ------       -----     ------     ------      ------


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 26,527 MMCF and hedged oil and condensate volumes were 392,900 barrels. The aggregate net gain under energy swap agreements was $6,305,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                    Year Ended December 31, 1997
                                                 -----------------------------------------------------------------
                                                  Gulf Coast Region
                                                 -------------------      Western      Total                 Total
                                                 Offshore    Onshore      Region       U.S.     Canada     Company
                                                 --------    -------     -------      -----     ------     -------
NATURAL GAS
  Total production (MMCF) (1)                      26,515      4,868       2,635     34,018     15,017      49,035
  Sales price received (per MCF)                 $   2.60       2.27        2.32       2.53       1.46        2.20
  Effects of energy swaps (per MCF) (2)              (.26)         -           -       (.21)         -        (.14)
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per MCF)                  $   2.34       2.27        2.32       2.32       1.46        2.06

LIQUIDS
Oil and condensate:
  Total production (MBBLS)                            936         91         110      1,137      1,498       2,635
  Sales price received (per BBL)                 $  17.87      19.84       19.63      18.20      18.07       18.13
  Effects of energy swaps (per BBL) (2)              (.28)         -           -       (.23)      (.08)      (.15)
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per BBL)                  $  17.59      19.84       19.63      17.97      17.99       17.98

Natural gas liquids:
  Total production (MBBLS)                              -        121           9        130        442         572
  Average sales price (per BBL)                  $      -      10.55       11.56      10.62      12.42       12.01

  Total liquids production (MBBLS)                    936        212         119      1,267      1,940       3,207

  Average sales price (per BBL)                  $  17.59      14.54       19.02      17.21      16.72       16.92

TOTAL
  Total production (MMCFE)                         32,131      6,140       3,349     41,620     26,657      68,277

  Average sales price (per MCFE)                 $   2.44       2.29        2.51       2.42       2.04        2.27
  Operating expense (per MCFE)                        .42        .63        1.02        .50        .58         .53
                                                 --------     ------       -----     ------     ------      ------
  Netback (per MCFE)                             $   2.02       1.66        1.49       1.92       1.46        1.74
                                                 --------     ------       -----     ------     ------      ------
                                                 --------     ------       -----     ------     ------      ------


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

                                                                    Year Ended December 31, 1996
                                                 -----------------------------------------------------------------
                                                  Gulf Coast Region
                                                 -------------------      Western      Total                 Total
                                                 Offshore    Onshore      Region       U.S.     Canada     Company
                                                 --------    -------     -------      -----     ------     -------
NATURAL GAS
  Total production (MMCF) (1)                      20,718      4,251       3,655     28,624     13,872      42,496
  Sales price received (per MCF)                 $   2.48       1.94        2.17       2.36       1.41        2.06
  Effects of energy swaps (per MCF) (2)              (.31)         -           -       (.23)      (.04)       (.17)
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per MCF)                  $   2.17       1.94        2.17       2.13       1.37        1.89

LIQUIDS
Oil and condensate:
  Total production (MBBLS)                            704        127         133        964      1,308       2,272
  Sales price received (per BBL)                 $  19.85      20.06       20.92      20.03      20.64       20.38
  Effects of energy swaps (per BBL) (2)             (1.47)         -           -      (1.07)     (1.82)      (1.50)
                                                 --------     ------       -----     ------     ------      ------
  Average sales price (per BBL)                  $  18.38      20.06       20.92      18.96      18.82       18.88

Natural gas liquids:
  Total production (MBBLS)                              -        132           8        140        337         477
  Average sales price (per BBL)                  $      -      10.11       13.63      10.48      11.87       11.46

  Total liquids production (MBBLS)                    704        259         141      1,104      1,645       2,749

  Average sales price (per BBL)                  $  18.41      14.98       20.50      17.88      17.40       17.59

TOTAL
  Total production (MMCFE)                         24,942      5,805       4,501     35,248     23,742      58,990

  Average sales price (per MCFE)                 $   2.31       2.09        2.41       2.29       2.00        2.18
  Operating expense (per MCFE)                        .51        .62         .75        .56        .52         .55
                                                 --------     ------       -----     ------     ------      ------
  Netback (per MCFE)                             $   1.80       1.47        1.66       1.73       1.48        1.63
                                                 --------     ------       -----     ------     ------      ------
                                                 --------     ------       -----     ------     ------      ------


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

General and administrative expense increased 18% to $19,849,000 in 1998 compared to $16,864,000 in 1997. There were higher employee related costs in the 1998 period as a result of increased headcount and costs related to 1998 property acquisitions, as well as approximately $1,500,000 of transition costs associated with our acquisition of the minority interest in Saxon Petroleum, Inc. These increases were partially offset by a premium refund in the first quarter of 1998 which lowered insurance costs. General and administrative expense increased 24% to $16,864,000 in 1997 compared to $13,623,000 in 1996 due primarily to a larger number of employees who were hired to support the Company's increased operations and its expanded exploration and development programs.

Total overhead costs (capitalized and expensed general and administrative costs) were $27,966,000 in 1998, $24,993,000 in 1997 and $21,396,000 in 1996.
Total overhead costs increased by 12% in 1998 compared to 1997 and by 17% in 1997 compared to 1996. The increases are attributable to increased headcount to support our larger property base. The following table summarizes total overhead costs incurred during the periods:

                                                            Years Ended December 31,
                                                      ----------------------------------
                                                        1998          1997         1996
                                                      --------       ------       ------
                                                                  (In Thousands)
Overhead costs capitalized                            $  8,117        8,129        7,773
General and administrative costs expensed (1)           19,849       16,864       13,623
                                                      --------       ------       ------
  Total overhead costs                                $ 27,966       24,993       21,396
                                                      --------       ------       ------
                                                      --------       ------       ------
Number of salaried employees at end of year (2)            211          218          193
                                                      --------       ------       ------
                                                      --------       ------       ------



(1)  Includes $2,819,000, $2,992,000 and $2,555,000 in 1998, 1997 and 1996,
     respectively, related to marketing and processing operations.

(2)  Includes the employees of Saxon in 1997 and 1996.

Depreciation and depletion expense increased 25% to $100,105,000 in 1998 from $79,991,000 in 1997 due to higher production, slightly offset by a lower per-unit expense. The depletion rate decreased to $1.10 per MCFE in 1998 compared to $1.12 per MCFE in 1997. The lower depletion rate during 1998 is attributable to favorable per-unit costs associated with 1998 acquisitions and offshore Gulf of Mexico discoveries, as well as to the effects of the writedown of oil and gas properties in the third quarter of 1998. Depreciation and depletion expense increased 27% to $79,991,000 in 1997 from $63,068,000 in 1996 due to higher production and higher per-unit expense. The depletion rate increased to $1.12 per MCFE in 1997 compared to $1.01 per MCFE in 1996, primarily as a result of higher per-unit development costs in the Gulf of Mexico due to increased costs for services during that time period.

At December 31, 1998 Forest had undeveloped properties with a cost basis of approximately $58,609,000 in the U.S. and $26,443,000 in Canada which were not subject to depletion, compared to $41,226,000 in the U.S. and $19,675,000 in Canada at December 31, 1997 and $30,046,000 in the U.S. and $13,870,000 in Canada at December 31, 1996. The increase in 1998 compared to 1997 is attributable primarily to undeveloped acreage acquired onshore Louisiana, reduced by undeveloped property impairments. The increase in 1997 compared to 1996 is due primarily to acquisitions of undeveloped acreage in both the U.S. and Canada. At December 31, 1998 the Company also had approximately $14,435,000 of costs related to international interests. These costs are not being depleted pending establishment of proved reserves.

In the third and fourth quarters of 1998, Forest recorded a writedown of its oil and gas properties pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. The writedowns totaled $175,000,000 ($199,500,000 pre-tax) and were primarily a result of declining oil and gas prices.

Additional writedowns of the full cost pools in the United States and Canada may be required in 1999 if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools. The average spot price received for natural gas produced in the Gulf Coast decreased from $2.17 per MCF at December 31, 1998 to approximately $1.70 per MCF at March 1, 1999. The average price received for natural gas produced in Canada decreased from $2.20 CDN per MMBTU at December 31, 1998 to approximately $1.80 CDN per MMBTU at March 1, 1999. The NYMEX price for crude oil was $12.06 per barrel at December 31, 1998 and was $12.24 per barrel at March 1, 1999. Based on these prices, Forest anticipates that it would record an additional writedown in the first quarter of 1999.

Other income of $7,561,000 in 1998 included approximately $6,600,000 (before tax) relating to a gas contract settlement in Canada and $1,400,000 of death benefits received under a life insurance policy covering a former executive officer of the Company. Other income of $1,289,000 in 1997 included approximately $2,100,000 of accrued royalties reversed as a result of court decisions in Oklahoma; income of approximately $595,000 recognized by Canadian Forest following resolution of prior year crown royalty issues; and approximately $1,400,000 of expense recorded in the U.S. as a result of a market value adjustment to the carrying value of land purchased in 1982. Other income of $1,387,000 in 1996 included the reversal of a $1,136,000 liability for royalties on the proceeds from a gas contract settlement.

Interest expense of $38,986,000 in 1998 increased $17,583,000 or 82% compared to 1997 due primarily to increased outstanding bank debt and subordinated debt. Interest expense of $21,403,000 in 1997 decreased $1,904,000 or 8% compared to 1996 due primarily to extinguishment of a nonrecourse secured loan in the fourth quarter of 1996 and redemption of our 11 1/4% Senior Subordinated Notes in September and October of 1997. These decreases were offset in part by interest charges on our 8 3/4% Notes and increased interest charges on higher average outstanding balances under bank credit facilities throughout most of 1997.

Foreign currency translation loss was $8,320,000 in 1998 and $4,051,000 in 1997. Foreign currency translation loss relates to translation of the 8 3/4% Notes issued by Canadian Forest, and is attributable to the decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6535 per $1.00 U.S. at December 31, 1998 compared to $.6992 at December 31, 1997. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

The extraordinary gain on extinguishment of debt in 1998 resulted from settlement of Forest's remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000 when it was settled and we recorded an extraordinary gain on extinguishment of debt of $6,196,000 after related expenses. The extraordinary loss on the extinguishment of debt in 1997 of $12,359,000 relates to the tender offer for our 11 1/4% Notes. The extraordinary gain on extinguishment of debt in 1996 of $2,166,000 relates to the extinguishment of nonrecourse secured debt.

LIQUIDITY AND CAPITAL RESOURCES

Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. In 1996, 1997, 1998 and early 1999, we completed several transactions that improved our financial position.

- In January 1996 Forest and Saxon sold 13,200,000 shares of Common Stock for $11.00 per share in a public offering. Of this amount, 1,060,000 shares were sold by Saxon and 12,140,000 shares were sold by Forest. The net proceeds to Forest from the issuance of the shares totaled approximately $136,000,000 after deducting issuance costs and underwriting fees.

- In August 1996 Anschutz exercised an option to purchase 2,250,000 shares of Common Stock for $26,200,000 or approximately $11.64 per share.

- In November 1996 Forest exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 in cash to extinguish approximately $43,000,000 of nonrecourse secured debt. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising warrants to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock.

- In February 1997 Forest called for redemption all 2,877,673 shares of our $.75 Convertible Preferred Stock. In response to the call for redemption, 2,783,945 shares were tendered for conversion into Common Stock. We redeemed the remaining 93,728 shares. Lehman Brothers Inc. purchased 65,616 shares of Common Stock to fund the cash requirement of the redemption. This conversion and redemption eliminated all outstanding preferred stock from Forest's capital structure and eliminated approximately $2,200,000 of annual preferred dividend payments.

- In August 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of a warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The original exercise price was $10.50 per share. The reduction in the exercise price offered to Anschutz reflected an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999.

- In September 1997, pursuant to a tender offer, $90,233,000 of Forest's outstanding $100,000,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2003 was tendered by the holders. The purchase price for each $1,000 principal amount of 11 1/4% Notes validly tendered and accepted was $1,096.96. On October 17, 1997 an additional $1,091,000 aggregate principal amount of 11 1/4% Notes was tendered at a purchase price of $1,090.00 for each $1,000.00 principal amount. As a result of the tender offer, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the 11 1/4% Notes, net of related unamortized debt issuance costs. Also in September 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Notes, which were sold at 99.745% of par and guaranteed on a senior subordinated basis by Forest. The effects of the tender and new offering resulted in estimated annual cash savings of approximately $5,000,000 to $6,000,000 related to interest and taxes.

- In February 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the issue of 8 3/4% Notes completed in September 1997. The net proceeds funded a portion of our purchase of interests in oil and natural gas properties in 13 fields located onshore Louisiana from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 in cash and 1,000,000 shares of Common Stock.

- In June 1998 Forest issued 5,950,000 shares of common stock to Anschutz in exchange for certain oil and gas assets located in the U.S. and Canada, as well as 13 international projects.

- In June 1998 we settled our only remaining nonrecourse production payment loan by issuing 271,214 shares of common stock to the lender, Bank of America National Trust & Savings Association. The loan, which originated in May 1992, had a remaining principal amount of approximately $14,600,000 and a book value of approximately $9,966,000. The loan was secured primarily by certain oil and gas properties in Oklahoma and the Gulf of Mexico. As a result of the settlement, we recorded an extraordinary gain of $6,196,000 in 1998.

- In February 1999 we issued $100,000,000 of 10 1/2% Senior Subordinated Notes due 2006 which were sold at 98.811% of par.

We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities of Forest, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond Forest's control.

In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. At current production and borrowing levels, Forest's sensitivity to price declines is significantly increased compared to prior periods. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have six offshore Gulf of Mexico wells whose combined production represents approximately 28% of our consolidated daily deliverability at March 1, 1999. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada are currently $225,000,000 and $25,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

The global credit facility is secured by a lien on, and a security interest in, a portion of our U.S. proved oil and gas properties, related assets, pledges of accounts receivable, and a pledge of 66% of the capital stock of Canadian Forest. The global credit facility is also indirectly secured by substantially all of the assets of Canadian Forest. We may increase the number of properties that are pledged under the facility.

At December 31, 1998, the borrowing base was $300,000,000 and the outstanding borrowings under the global credit facility were $261,400,000 in the U.S. and $10,456,000 in Canada. At February 28, 1999, the borrowing base was $250,000,000 and the outstanding borrowings under the Global Credit Facility were $165,700,000 in the U.S. and $7,611,000 in Canada, with an average effective interest rate of 6.6%. The reductions in the borrowing base and in the outstanding amount since December 31, 1998 were due primarily to issuance of the 10 1/2% Notes and use of the net proceeds therefrom to repay a portion of the outstanding balance under the global credit facility. At February 28, 1999 the Company has also used the global credit facility for Letters of Credit in the amount of $233,000 in the U.S. and $1,144,000 CDN in Canada.

Saxon Petroleum is an unrestricted subsidiary under the terms of Forest's global credit facility and its subordinated debt. Saxon, a wholly-owned subsidiary of Canadian Forest Oil Ltd., has a separate credit facility with a $37,500,000 CDN borrowing base, of which $36,962,000 CDN was drawn as of February 28, 1999. The lender issued a notice to Saxon on March 10, 1999 that it intends to decrease the borrowing base by $9,000,000 CDN. Forest is examining various alternatives with respect to this credit facility, but has the ability to fund the potential borrowing base reduction from the global credit facility if necessary.

WORKING CAPITAL. Forest had a working capital surplus of approximately $348,000 at December 31, 1998 compared to approximately $22,062,000 at December 31, 1997. The decrease in the surplus is due primarily to cash used in 1998 to fund capital expenditures in the United States and Canada.

In the U.S., Forest periodically reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $89,444,000 in 1998 compared to $60,535,000 in 1997. The 1998 period included higher production revenue and proceeds related to settlement of a Canadian gas purchase contract, offset by lower oil and natural gas prices and higher interest costs. The 1997 period included payment related to settlement of a volumetric production payment obligation. We used $365,294,000 for investing activities in 1998 compared to $151,638,000 in 1997. The increase in cash used in the 1998 period is due primarily to the acquisition of properties onshore in Louisiana. Cash provided by financing activities in 1998 was $260,954,000 compared to $101,233,000 in 1997. The 1998 period included $74,589,000 of proceeds from the issuance of 8 3/4% Notes and net drawdowns on credit facilities of approximately $187,620,000. The 1997 period included approximately $121,479,000 of proceeds from the issuance of 8 3/4% Notes, $30,100,000 of proceeds from the exercise of a warrant by Anschutz and approximately $53,059,000 of net drawdowns on the credit facilities, offset by approximately $100,303,000 used for the redemption of 11 1/4% Notes.

Net cash provided by operating activities decreased to $60,535,000 in 1997 compared to $70,442,000 in 1996 due primarily to increased production as well as higher natural gas prices being more than offset by funds used for the settlement of volumetric production payment obligations. We used $151,638,000 for investing activities in 1997 compared to $226,870,000 in 1996. The 1996 outlays included $136,191,000 for the acquisition of Canadian Forest, whereas the 1997 outlays consist primarily of exploration and development costs. Cash provided by financing activities in 1997 was $101,233,000 in 1996 compared to $161,876,000 in 1996. The 1997 period included cash inflows from the issuance of 8 3/4% Notes, the exercise of a warrant by Anschutz and net borrowings on the credit facilities, offset by cash used for the redemption of 11 1/4% Notes. The 1996 period included $136,073,000 of net proceeds from a public offering of common stock.

CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the past three years were as follows:

                                                         Years Ended December 31,
                                                ---------------------------------------------
                                                    1998             1997              1996
                                                   ------           ------            ------
                                                              (In Thousands)

       Property acquisition costs (1):

           Proved properties                    $  290,915            7,499           140,875
           Undeveloped properties                   48,249              880            18,080
                                                   -------          -------           -------
                                                   339,164            8,379           158,955

       Exploration costs:

           Direct costs                             57,149           61,851            40,831
           Overhead capitalized                      3,265            3,587             2,608
                                                   -------          -------           -------
                                                    60,414           65,438            43,439

       Development costs:

           Direct costs                             65,721           77,836            36,559
           Overhead capitalized                      4,852            4,542             5,165
                                                   -------          -------           -------
                                                    70,573           82,378            41,724
                                                   -------          -------           -------
                                                $  470,151          156,195           244,118
                                                   -------          -------           -------
                                                   -------          -------           -------

(1) 1998 amounts consist primarily of oil and gas properties acquired onshore Louisiana and from Anschutz. 1996 amounts consist primarily of the allocation of purchase price to the oil and gas properties acquired in the purchase of Canadian Forest.

Forest's budgeted 1999 direct expenditures for exploration and development are approximately $75,000,000. We intend to meet 1999 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

DISPOSITIONS OF NON-STRATEGIC ASSETS. As a part of our ongoing operations, we dispose of non-strategic assets. Assets with little value or which are not consistent with our operating strategy are identified for sale or trade. At the present time, Forest has offered for sale property packages in each of our operating regions.

During 1998, Forest disposed of properties with estimated proved reserves of approximately 6.2 BCF of natural gas and 2,440,000 barrels of oil for total net proceeds of $10,302,000. Properties with estimated proved reserves of approximately 4.1 BCF of natural gas and 257,000 barrels of oil were disposed of in 1997 for total net proceeds of $9,669,000. During 1996, we disposed of properties with estimated proved reserves of approximately 1.5 BCF of natural gas and 628,000 barrels of oil for total net proceeds of $6,916,000. In addition, Saxon received proceeds of approximately $10,959,000 representing the liquidation of preferred shares in Archean Energy Ltd. These shares, which were received through a series of transactions relating to the 1992 sale of Forest's Canadian oil and gas properties, were transferred to Saxon by Forest in 1995.

INVESTMENT IN SAXON PETROLEUM INC. In August 1998, we acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by us in exchange for 1,081,256 shares of Forest common stock. We expect to realize general and administrative cost savings of approximately $1,500,000 (U.S.) per year as a result of the consolidation of the operations of Saxon with those of Canadian Forest.

YEAR 2000 ISSUES. The Year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of Forest's computer applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failure, miscalculations and disruption of operations including, among other things, a temporary inability to process transactions, operate equipment with date-sensitive computer controls or communicate electronically with other parties.

Forest has instituted a Year 2000 Project that addresses the effects the Year 2000 will have on software applications and analyzes upgrades and purchases that may be required. In addition, the Year 2000 Project assesses the potential impact on Forest in the event that other parties with whom we do business do not implement systems which are Year 2000 compliant.

We commenced our Year 2000 Project in 1996, in conjunction with a review of the functionality of the hardware and software in certain existing systems. Replacement of the lease and land system with Year 2000 compliant software was completed in early 1997. Review of systems solutions for our primary business applications, including those used for accounting, production reporting and oil and gas reserve reporting, was completed during 1997 and early 1998. Possible solutions explored by Forest included modification of existing systems to make them Year 2000 compliant, replacement of existing systems with new systems which were Year 2000 compliant and/or provided greater functionality and, in certain areas, replacement of systems by outsourcing processes to a third party.

Forest completed its review of accounting systems in early 1998, deciding to replace its U.S. accounting system with a new system that will be Year 2000 compliant and also provide greater functionality. The identification of necessary enhancements to the base product was completed in mid-1998, after which the programming and data conversion processes commenced. In Canada, we plan to upgrade to a newer release of our existing oil and gas accounting software in order to be Year 2000 compliant. We expect to be fully operational on our new accounting systems in the U.S. and Canada by the third quarter of 1999.

We are also installing an updated version of our U.S. production accounting software. The new version is Year 2000 compliant and also provides greater functionality. Installation of this software commenced in mid-1998. Completion of this project, which also requires updated interface programming to the accounting and reserve systems, is expected to occur in the second quarter of 1999. The Company does not use an automated production reporting system in Canada.

Forest's U.S. oil and gas reserve software will also be updated to a version that is Year 2000 compliant. This upgrade, which requires some revision to interface programming, is expected to be complete by the third quarter of 1999. In Canada, we installed new oil and gas reserve software that is Year 2000 compliant.

The new systems described above are expected to make Forest's business computer systems Year 2000 compliant in all material respects during the third quarter of 1999. Remaining business systems have also been reviewed for Year 2000 compliance. To date, no significant instances of noncompliance have been noted.

During the course of the projects described above, there have been and will continue to be significant time requirements placed on Forest's managers and staff in the affected areas. Wherever possible, we have contracted additional personnel to supplement programming efforts and to "backfill" critical positions so that normal workflow is not adversely affected. However, the ability of Forest's information technology staff to respond to new issues is expected to be hampered during the upcoming year due to the difficulty encountered in attracting and retaining qualified personnel.

A Year 2000 Steering Committee was formed in early 1998 consisting of representatives from the Finance, Accounting, Legal, Operations and Information Systems disciplines. Based on the Committee's recommendations, Forest entered into contracts with several consultants to provide additional support to our efforts to ensure Year 2000 compliance. In the U.S., a national consulting firm was engaged to assist in the identification, classification and itemization of Year 2000 issues not previously identified. This effort encompassed a review of all field operations (operated and non-operated), significant vendor and customer relationships and business systems not included in the projects described above. The consulting firm has also been assisting Forest personnel in the assessment and remediation of Year 2000 issues. The consultants commenced their work in November 1998 and expect to complete the project in mid-1999. Canadian Forest has engaged a consultant to review its business systems and has retained outside legal counsel to provide support to management in the review of third party relationships.

Forest believes that its Year 2000 project is approximately 75% complete as of February 28, 1999.

The internal and external costs associated with implementation of business systems for accounting, production reporting and oil and gas reserve reporting during 1998 and 1999 are expected to be between $2,500,000 and $3,000,000. Of this amount, approximately 20% to 30% would have been required to make our old systems Year 2000 compliant, and the remainder is for upgraded hardware and software. The cost of the reviews being undertaken by outside consultants contracted by the Year 2000 Steering Committee in the U.S. and Canada is expected to be $200,000 to $300,000. The remediation cost of non-compliant items noted in such reviews has not yet been quantified, but is not expected to exceed $300,000.

Forest believes that a failure to complete Year 2000 compliance, or a failure by parties with whom Forest has material relationships to complete Year 2000 compliance, could have a material adverse effect on our financial condition and results of operations. We believe we can provide the resources necessary to ensure Year 2000 compliance prior to 2000, and thereby reduce the possibility of significant interruptions of normal business operations. We also believe that a sufficient number of alternate customers and suppliers exist if current customers or suppliers are delayed in their efforts to achieve Year 2000 compliance.

Forest has not, to date, implemented a Year 2000 Contingency Plan because it is our goal to have major issues resolved by mid-1999. If, however, Forest's Year 2000 Project falls behind schedule, we would expect to develop and implement a Year 2000 Contingency Plan by mid-1999.

RECENT ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133), effective beginning with the first quarter of fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact Statement No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forest is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

COMMODITY PRICE RISK

Forest produces and sells natural gas, crude oil and natural gas liquids for its own account in the U.S. and Canada and, through its marketing subsidiary ProMark, markets natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps and other financial instruments. We use the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities. ProMark also enters into trading activities on a limited basis in Canada.

LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 2.2 BCF of natural gas in 1999 at an average price of $2.80 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.24 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998 Canadian Forest supplied 27% of the gas for the Netback Pool.

HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. At December 31, 1998 Forest had natural gas swaps for an aggregate of approximately 78 BBTU (billion British Thermal Units) per day of natural gas during 1999 at fixed prices ranging from $1.51 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.66 per MMBTU on a New York Mercantile Exchange (NYMEX) basis and an aggregate of approximately 2 BBTU per day of natural gas during 2000 at fixed prices ranging from $2.01 to $2.34 per MMBTU (NYMEX basis). The weighted average hedged price for natural gas under such agreements is $2.20 and $2.12 per MMBTU in 1999 and 2000, respectively. Forest had no oil swaps in place at December 31, 1998.

Subsequent to December 31, 1998 we entered into oil swaps for 3,000 barrels of oil per day from March 1999 to December 1999 at a weighted average fixed price of $14.17 per barrel (NYMEX basis).

TRADING ACTIVITIES. In addition to operating the ProMark Netback Pool and managing long-term gas supply contracts for industrial customers on a fee-for-service basis, ProMark also buys and sells natural gas in its trading operations. Profits or losses generated by trading are based on the spread between the prices of natural gas purchased and sold. ProMark follows procedures to offset its gas purchase or sales commitments with gas purchase or sales contracts, thereby limiting its exposure to price risk. At December 31, 1998, ProMark's trading operations had contracts to purchase an aggregate of 39.4 BCF of natural gas in 1999 at an average price of $2.36 CDN per MCF and had contracts to sell an aggregate of 42.6 BCF of natural gas in 1999 at an average price of $2.37 CDN per MCF.

FOREIGN CURRENCY EXCHANGE RISK

Forest conducts business in several foreign currencies and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

CANADA. The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Notes issued by it in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $200,000,000 principal amount of the debt is due in the year 2007.

OPERATIONS OUTSIDE OF NORTH AMERICA. The foreign interests acquired from Anschutz in 1998 are in relatively early stages of exploratory activities. Expenditures incurred relative to these interests subsequent to their acquisition have been primarily U.S. dollar-denominated.

INTEREST RATE RISK

At the present time, Forest has no financial instruments in place to manage the impact of changes in interest rates. Therefore, our exposure to changes in interest rates results from short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at December 31, 1998:

                               1999       2000     2001     2002     2003    Thereafter    Total     Fair Value
                           ----------  --------- -------- -------- --------  ----------  ----------  -----------
                                                             (In Thousands)
Bank credit facilities:

     Variable rate         $  296,798        -        -        -         -           -     296,798      296,798
     Average interest rate      7.12%        -        -        -         -           -       7.12%

Long-term debt

     Fixed rate                     -        -        -        -   $ 8,676     199,976     208,652      186,763
     Average interest rate          -        -        -        -    11.25%       8.75%       8.85%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item begins on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Forest Oil Corporation:

We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
February  8, 1999

FOREST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                  1998             1997
                                                                              -----------      -----------
                                                                                       (In Thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $    3,415            18,191
    Accounts receivable                                                           55,587            65,720
    Other current assets                                                           2,374             4,649
                                                                              -----------      -----------

           Total current assets                                                   61,376            88,560

Net property and equipment, at cost, full cost method (Notes 4 and 5)            663,310           521,293

Goodwill and other intangible assets, net                                         22,689            26,243

Other assets                                                                      12,361            11,686
                                                                              -----------      -----------
                                                                              $  759,736           647,782
                                                                              -----------      -----------
                                                                              -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $   49,389            59,719
    Accrued interest                                                               9,970             4,152
    Other current liabilities                                                      1,669             2,627
                                                                              -----------      -----------

           Total current liabilities                                              61,028            66,498

Long-term debt (Notes 2, 3 and 4)                                                505,450           254,760
Other liabilities                                                                 16,181            17,020
Deferred income taxes (Note 6)                                                     8,086            34,767

Minority interest (Note 2)                                                             -            12,910

Shareholders' equity (Notes 2, 3, 4, 7 and 8):

    Common stock, 44,647,297 shares (36,320,236 shares in 1997)                    4,465             3,632
    Capital surplus                                                              589,972           488,908
    Accumulated deficit                                                         (415,050)         (223,460)
    Accumulated other comprehensive loss                                          (9,948)           (7,253)
    Treasury stock, at cost, 9,922 shares                                           (448)                -
                                                                              -----------      -----------
            Total shareholders' equity                                           168,991           261,827
                                                                              -----------      -----------
                                                                              $  759,736           647,782
                                                                              -----------      -----------
                                                                              -----------      -----------

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 1998         1997         1996
                                                                              ----------   ---------    ----------
                                                                            (In Thousands Except Per Share Amounts)
Revenue:
     Marketing and processing                                                $ 151,079      184,399      187,374
     Oil and gas sales:
        Gas                                                                    121,615      100,993       80,111
        Oil, condensate and natural gas liquids                                 49,125       54,249       48,602
                                                                              ----------   ---------    ----------
          Total oil and gas sales                                              170,740      155,242      128,713
                                                                              ----------   ---------    ----------
     Total revenue                                                             321,819      339,641      316,087

Operating expenses:
     Marketing and processing                                                  144,758      175,847      178,706
     Oil and gas production                                                     41,983       36,284       32,199
     General and administrative                                                 19,849       16,864       13,623
     Depreciation and depletion                                                100,105       79,991       63,068
     Impairment of oil and gas properties                                      199,500            -            -
                                                                              ----------   ---------    ----------
          Total operating expenses                                             506,195      308,986      287,596
                                                                              ----------   ---------    ----------
Earnings (loss) from operations                                               (184,376)      30,655       28,491

Other income and expense:
     Other income, net                                                          (7,561)      (1,289)      (1,387)
     Interest expense                                                           38,986       21,403       23,307
     Minority interest in earnings (loss) of subsidiary                           (517)         108          (19)
     Translation loss on subordinated debt                                       8,320        4,051            -
                                                                              ----------   ---------    ----------
          Total other income and expense                                        39,228       24,273       21,901
                                                                              ----------   ---------    ----------
Earnings (loss) before income taxes and extraordinary item                    (223,604)       6,382        6,590

Income tax expense (benefit) (Note 6):
     Current                                                                     1,272          707        3,943
     Deferred                                                                  (27,090)       2,586        1,508
                                                                              ----------   ---------    ----------
                                                                               (25,818)       3,293        5,451
                                                                              ----------   ---------    ----------
Earnings (loss) before extraordinary item                                     (197,786)       3,089        1,139
Extraordinary item - gain (loss) on extinguishment of debt (Notes 3 and 4)       6,196      (12,359)       2,166
                                                                              ----------   ---------    ----------
Net earnings (loss)                                                          $(191,590)      (9,270)       3,305
                                                                              ----------   ---------    ----------
                                                                              ----------   ---------    ----------
Earnings (loss) attributable to common stock                                 $(191,590)      (9,459)       1,147
                                                                              ----------   ---------    ----------
                                                                              ----------   ---------    ----------
Weighted average number of common shares outstanding                            40,910       33,669       25,062
                                                                              ----------   ---------    ----------
                                                                              ----------   ---------    ----------
Basic earnings (loss) per common share:
     Earnings (loss) attributable to common stock before
        extraordinary item                                                   $   (4.83)         .09         (.04)
     Extraordinary item - gain (loss) on extinguishment of debt                    .15         (.37)         .09
                                                                              ----------   ---------    ----------
     Earnings (loss) attributable to common stock                            $   (4.68)        (.28)         .05
                                                                              ----------   ---------    ----------
                                                                              ----------   ---------    ----------
Diluted earnings (loss) per common share:
     Earnings (loss) attributable to common stock before
        extraordinary item                                                   $   (4.83)         .08         (.04)
     Extraordinary item -  gain (loss) on extinguishment of debt                   .15         (.35)         .09
                                                                              ----------   ---------    ----------
     Earnings (loss) attributable to common stock                            $   (4.68)        (.27)         .05
                                                                              ----------   ---------    ----------
                                                                              ----------   ---------    ----------

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   COMMON                   ACCUMULATED
                                                                                 SHARES TO BE     ACCUMU-      OTHER
                                              PREFERRED    COMMON     CAPITAL   ISSUED IN DEBT     LATED   COMPREHENSIVE  TREASURY
                                                 STOCK      STOCK     SURPLUS   RESTRUCTURING     DEFICIT  INCOME (LOSS)   STOCK
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------
                                                                              (In Thousands)
Balance December 31, 1995                      $ 24,359     1,066     245,545       6,073        (217,495)    (5,711)      (9,540)
  Net earnings                                        -         -           -           -           3,305          -            -
  Common Stock issued, net of
   offering costs and minority
   interest effect of $706,000
   (Note 8)                                           -     1,214     124,613           -               -          -        9,540
  Common Stock issued in JEDI Exchange
   (Note 3)                                           -       168       5,905      (6,073)              -          -            -
  Anschutz Option exercised
   (Notes 3 and 8)                                    -       225      25,962           -               -          -            -
  Anschutz A Warrant exercised
   (Notes 3 and 8)                                    -        39       4,044           -               -          -            -
  Common Stock issued to JEDI (Note 3)                -       200      26,736           -               -          -            -
  Public Warrants exercised (Note 8)                  -         2         334           -               -          -            -
  Conversion of Second Series Preferred
   Stock to Common Stock (Note 7)                (8,518)      124       8,394           -               -          -            -
  Employee stock options exercised
   (Note 8)                                           -         3         398           -               -          -            -
  Common Stock issued to the Retirement
   Savings Plan and other (Note 9)                    -         3         398           -               -          -            -
  $.75 Convertible Preferred Stock
   dividends paid in cash (Note 7)                    -         -      (1,619)          -               -          -            -
  $.75 Convertible Preferred Stock dividends
   paid in Common Stock (Note 7)                      -         9          (9)          -               -          -            -
  Conversion of $.75 Convertible Preferred
   Stock to Common Stock (Note 7)                   (14)        -          14           -               -          -            -
  Unfunded pension liability (Note 9)                 -         -           -           -               -      2,145            -
  Foreign currency translation                        -         -           -           -               -        604            -
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------

Balance December 31, 1996                        15,827     3,053     440,715           -        (214,190)    (2,962)           -
  Net loss                                            -         -           -           -          (9,270)         -            -
  Anschutz A Warrant exercised
   (Notes 3 and 8)                                    -       350      29,750           -               -          -            -
  $.75 Convertible Preferred Stock
   Redemption (Note 7)                          (15,827)      202      14,825           -               -          -            -
  Common Stock issued to subsidiary
   (Note 8)                                           -        20       2,797           -               -          -       (2,817)
  Common Stock sold by subsidiary (Note 8)            -         -           -           -               -          -        2,817
  Employee options exercised (Note 8)                 -         5         607           -               -          -            -
  Restricted stock bonus awards (Note 8)              -         2         214           -               -          -            -
  Unfunded pension liability (Note 9)                 -         -           -           -               -     (1,063)           -
  Foreign currency translation                        -         -           -           -               -     (3,228)           -
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------

BALANCE DECEMBER 31, 1997                             -     3,632     488,908           -        (223,460)    (7,253)           -
  NET LOSS                                            -         -           -           -        (191,590)         -            -
  COMMON STOCK ISSUED IN THE LOUISIANA
   ACQUISITION (NOTES 2 AND 8)                        -       100      14,119           -               -          -            -
  COMMON STOCK ISSUED IN THE ANSCHUTZ
   ACQUISITION (NOTES 2 AND 8)                        -       595      66,970           -               -          -            -
  COMMON STOCK ISSUED TO MINORITY
   SHAREHOLDERS OF SAXON (NOTES 2 AND 8)              -       109      15,920           -               -          -         (448)
  COMMON STOCK ISSUED FOR SETTLEMENT OF
   PRODUCTION PAYMENT OBLIGATION
    (NOTES 4 AND 8)                                   -        27       3,723           -               -          -            -
  COMMON STOCK ISSUED FOR DIRECTOR
   COMPENSATION                                       -         1         107           -               -          -            -
  RESTRICTED STOCK BONUS AWARDS (NOTE 8)              -         1         225           -               -          -            -
  UNFUNDED PENSION LIABILITY (NOTE 9)                 -         -           -           -               -       (804)           -
  FOREIGN CURRENCY TRANSLATION                        -         -           -           -               -     (1,891)           -
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------
BALANCE DECEMBER 31, 1998                      $      -     4,465     589,972           -        (415,050)    (9,948)        (448)
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------
                                              ----------  --------  ---------  ---------------  ---------  -------------  --------

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               1998          1997             1996
                                                                            ----------     ---------       ----------
                                                                                         (In Thousands)
Cash flows from operating activities:
    Net earnings (loss) before preferred dividends and extraordinary item   $ (197,786)        3,089          1,139
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
         Depreciation and depletion                                            100,105        79,991         63,068
         Impairment of oil and gas properties                                  199,500             -              -
         Amortization of deferred debt costs                                       902           942          1,253
         Interest added to principal                                                 -             -          3,059
         Minority interest in earnings (loss) of subsidiary                       (517)          108            (19)
         Translation loss on subordinated debt                                   8,320         4,051              -
         Deferred income tax expense (benefit)                                 (27,090)        2,586          1,508
         Other, net                                                               (181)          619            792
         (Increase) decrease in accounts receivable                              8,539        (5,954)       (17,441)
         (Increase) decrease in other current assets                             1,663        (5,168)          (921)
         Increase (decrease) in accounts payable                               (13,809)       (1,403)        22,044
         Increase (decrease) in accrued interest and other current liabilities   9,798        (9,970)         3,506
         Settlement of volumetric production payment obligation                      -        (6,832)             -
         Amortization of deferred revenue                                            -        (1,524)        (7,546)
                                                                            ----------     ---------       ----------
               Net cash provided by operating activities                        89,444        60,535         70,442

Cash flows from investing activities:
    Acquisition of subsidiaries:

       Capital expenditures for property and equipment                        (471,754)     (156,799)      (108,332)
       Less stock issued for acquisition                                        97,376             -              -
                                                                            ----------     ---------       ----------
                                                                              (374,378)     (156,799)      (108,332)
       Cash paid for acquisition of subsidiary                                       -             -       (136,352)
       Proceeds from sales of assets                                            10,302         9,669         17,875
       Investment in subsidiaries                                                    -        (3,489)             -
       Increase in other assets, net                                            (1,218)       (1,019)           (61)
                                                                            ----------     ---------       ----------
               Net cash used by investing activities                          (365,294)     (151,638)      (226,870)

Cash flows from financing activities:

       Proceeds from bank borrowings                                           464,088       279,068        194,018
       Repayments of bank borrowings                                          (276,468)     (226,009)      (176,641)
       Repayments of production payment obligation                                 (58)       (2,592)        (3,622)
       Issuance of 8 3/4% senior subordinated notes, net of issuance costs      74,589       121,479              -
       Redemption of 11 1/4% senior subordinated notes                               -      (100,303)             -
       Repayments of nonrecourse secured loan                                        -             -        (13,881)
       Proceeds from capital stock and warrants issued, net                          -         2,817        136,073
       Proceeds from exercise of options and warrants                                -        32,461         31,945
       Costs of preferred stock conversion                                           -          (800)             -
       Payment of preferred stock dividends                                          -          (540)        (1,079)
       Decrease in other liabilities, net                                       (1,197)       (4,348)        (4,937)
                                                                            ----------     ---------       ----------
               Net cash provided by financing activities                       260,954       101,233        161,876

Effect of exchange rate changes on cash                                            120          (565)          (109)
                                                                            ----------     ---------       ----------

Net increase (decrease) in cash and cash equivalents                           (14,776)        9,565          5,339

Cash and cash equivalents at beginning of year                                  18,191         8,626          3,287
                                                                            ----------     ---------       ----------

Cash and cash equivalents at end of year                                    $    3,415        18,191          8,626
                                                                            ----------     ---------       ----------
                                                                            ----------     ---------       ----------

Cash paid during the year for:

    Interest                                                                $   35,534        20,999         15,040
    Income taxes                                                            $    1,172         4,105          3,428


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


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

PROPERTY AND EQUIPMENT - The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 1998, 1997 and 1996, the Company's oil and gas operations were conducted in the United States and in Canada. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion. Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves.

As of December 31, 1998, 1997 and 1996, there were undeveloped property costs of $58,609,000, $41,226,000 and $30,046,000, respectively, which were not being depleted in the United States and $26,443,000, $19,675,000 and $13,870,000, respectively, which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 1998, approximately 43% were incurred in 1998, 20% in 1997, 14% in 1996, 1% in 1994, 21% in 1993 and 1% in 1992. Of the undeveloped costs in Canada not being depleted at December 31, 1998, 22% were incurred in 1998, 36% in 1997 and 42% in 1996.

During 1998, the Company acquired interests in 13 international projects. Costs of approximately $14,435,000 related to these international interests are not being depleted pending determination of the existence of proved reserves.

Depletion per unit of production was determined based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

                                  United States             Canada
                                  -------------             ------
             1998                    $1.20                   .85
             1997                     1.24                   .93
             1996                     1.12                   .85

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

-------------------------------------------------------------------------------

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. As a result of this limitation on capitalized costs, the accompanying financial statements included a provision for impairment of oil and gas property costs in 1998 of $139,500,000 in the United States and $35,500,000 ($60,000,000 pre-tax) in Canada. There were no provisions for impairment of oil and gas properties in 1997 or 1996.

Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center.

Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

Net property and equipment at December 31 consists of the following:

                                                                        1998              1997
                                                                     ------------    ------------
                                                                            (In Thousands)
                  Oil and gas properties                           $   2,029,352        1,594,443
                  Buildings, transportation and
                      other equipment                                     12,356           11,157
                                                                     ------------    ------------
                                                                       2,041,708        1,605,600

                  Less accumulated depreciation,
                      depletion and valuation allowance               (1,378,398)      (1,084,307)
                                                                     ------------    ------------
                                                                   $     663,310          521,293
                                                                     ------------    ------------
                                                                     ------------    ------------

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following at December 31, 1998 and 1997:

                                                                        1998              1997
                                                                     ------------    ------------
                                                                            (In Thousands)
                  Goodwill                                         $   14,980             16,029
                  Gas marketing contracts                              13,070             13,986
                                                                     ------------    ------------
                                                                       28,050             30,015

                  Less accumulated amortization                        (5,361)            (3,772)
                                                                     ------------    ------------
                                                                   $   22,689             26,243
                                                                     ------------    ------------
                                                                     ------------    ------------

Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

-------------------------------------------------------------------------------

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

OIL AND GAS SALES - The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. As of December 31, 1998 the Company had produced approximately 444,000 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $1,229,000 is included in the accompanying consolidated balance sheet as a long-term liability.

No single customer accounted for more than 10% of total revenue in 1998, 1997 or 1996.

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

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's Canadian operations is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive loss. Income statement accounts are translated at the average rates during the period. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decline in the value of the Canadian dollar relative to the U.S. dollar, the Company reported noncash translation losses of approximately $8,320,000 and $4,051,000 for the years ended December 31, 1998 and 1997, respectively.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividends of $189,000 in 1997 and $2,158,000 in 1996.

Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

-------------------------------------------------------------------------------

The following sets forth the calculation of basic and diluted earnings per share for income before extraordinary items for the years ended December 31:

                                                                    1998 (1)           1997 (2)        1996 (3)
                                                                  ----------         ----------       ---------
                                                                     (In Thousands Except Per Share Amounts)
     Income (loss) before extraordinary item                    $  (197,786)            3,089            1,139
         Less: Preferred stock dividends                                  -              (189)          (2,158)
                                                                  ----------         ----------       ---------
     Income (loss) before extraordinary item available to
       common stockholders                                        $(197,786)            2,900           (1,019)
                                                                  ----------         ----------       ---------
                                                                  ----------         ----------       ---------
     Weighted average common shares outstanding during
       the period                                                    40,910            33,669           25,062

         Add dilutive effects of:
           $.75 Convertible preferred stock                               -               326                -
           Employee options                                               -               229                -
           Anschutz warrants                                              -               737                -
                                                                  ----------         ----------       ---------
     Weighted average common shares outstanding during
       the period including the effects of dilutive securities       40,910            34,961           25,062
                                                                  ----------         ----------       ---------
                                                                  ----------         ----------       ---------
     Basic earnings (loss) per share before extraordinary item    $   (4.83)             0.09             (0.04)
                                                                  ----------         ----------       ---------
                                                                  ----------         ----------       ---------
     Diluted earnings (loss) per share before extraordinary item  $   (4.83)             0.08             (0.04)
                                                                  ----------         ----------       ---------
                                                                  ----------         ----------       ---------


(1) At December 31, 1998, options to purchase 1,875,360 shares of common stock at prices ranging from $8.38 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1998. The effect of the assumed exercises of these options was antidilutive. These options expire at various dates from 2002 to 2008.

(2) At December 31, 1997, options to purchase 473,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1997. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2007.

(3) At December 31, 1996, options to purchase 1,461,580 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1996. The effect of the assumed exercises of these options was antidilutive. These options expire at various dates from 2002 to 2006.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

-------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS) - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective January 1, 1998 and, accordingly, has reported accumulated other comprehensive loss as a separate line item in the shareholders' equity section of its consolidated balance sheets at December 31, 1998 and 1997. The components of total comprehensive income (loss) for the periods consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability and are as follows:

                                                                  Accumulated
                                         Foreign     Unfunded        Other              Net         Total
                                         Currency     Pension     Comprehensive       Earnings   Comprehensive
                                        Translation   Liability   Income (Loss)        (Loss)    Income (Loss)
                                        -----------  ----------   -------------      ---------  --------------
                                                                     (In Thousands)
     Balance at December 31, 1995       $  (1,407)     (4,304)        (5,711)         (217,495)     (223,206)
     1996 activity                            604       2,145          2,749             3,305         6,054
                                        -----------  ----------   -------------      ---------  --------------

     Balance at December 31, 1996            (803)     (2,159)        (2,962)         (214,190)     (217,152)
     1997 activity                         (3,228)     (1,063)        (4,291)           (9,270)      (13,561)
                                        -----------  ----------   -------------      ---------  --------------

     BALANCE AT DECEMBER 31, 1997          (4,031)     (3,222)        (7,253)         (223,460)     (230,713)
     1998 ACTIVITY                         (1,891)       (804)        (2,695)         (191,590)     (194,285)
                                        -----------  ----------   -------------      ---------  --------------

     BALANCE AT DECEMBER 31, 1998       $  (5,922)     (4,026)        (9,948)         (415,050)     (424,998)
                                        -----------  ----------   -------------      ---------  --------------
                                        -----------  ----------   -------------      ---------  --------------


RECLASSIFICATIONS - Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 financial statement presentation.

(2)  ACQUISITIONS:

-------------------------------------------------------------------------------

SAXON PETROLEUM INC.:

During 1995, the Company acquired a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. In the transaction, Forest received from Saxon 40,800,000 voting common shares, 12,300,000 nonvoting common shares which are convertible to voting shares at any time, 15,500,000 convertible preferred shares and warrants to purchase 5,300,000 common shares. In exchange, Forest transferred to Saxon a Canadian investment valued at $11,301,000, issued to Saxon 1,060,000 common shares of Forest and paid Saxon $1,500,000 CDN. The Forest common shares issued to Saxon were recorded at their estimated fair value determined by reference to the quoted market price of the shares immediately preceding the announcement of the acquisition.

Since Forest had majority voting control over Saxon as a result of the voting common shares that it owned and proxies that it held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition.

In January 1996, Saxon sold its Forest common shares in a public offering of Forest Common Stock. In September 1996, the Canadian investment transferred to Saxon was redeemed for cash at its approximate carrying value.

On January 21, 1997 Forest converted its preferred shares of Saxon into 27,192,983 nonvoting common shares. Through December 31, 1997, pursuant to an equity participation agreement, Forest also acquired 5,569,542 voting common shares and 2,380,608 nonvoting common shares of Saxon in exchange for 196,856 common shares of

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(2)  ACQUISITIONS (CONTINUED):

-------------------------------------------------------------------------------

Forest. Such shares were subsequently sold by Saxon. Also in 1997, Forest's wholly-owned subsidiary Canadian Forest acquired 993,600 voting common shares of Saxon in exchange for approximately $497,000 CDN. These transactions increased Forest's economic interest in Saxon to 65%.

In August 1998, the Company acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by Forest in exchange for 1,081,256 shares of Forest Common Stock. A former officer of Saxon returned 9,922 shares of Forest Common Stock to Saxon in exchange for extinguishment of a loan. These shares held by Saxon have been recorded as treasury stock at December 31, 1998.

In October 1998, ownership of Saxon was transferred from Forest to its wholly owned subsidiary Canadian Forest Oil Ltd.

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

Canadian Forest is the issuer of the 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (see Note 4). The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996. These amounts include the effects of the transfer of the Company's investment in Saxon to Canadian Forest effective in October 1998.

                                                                             DECEMBER 31,       December 31,
                                                                                 1998              1997
                                                                             ------------       ------------
                                                                                       (In Thousands)
SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION:

         ASSETS
           Current assets                                                     $   22,240            35,630
           Net property and equipment                                            132,081           117,394
           Goodwill and other intangible assets, net                              22,689            26,243
           Investment in affiliate                                                    95                 -
           Note receivable from parent                                            42,266                 -
           Other assets                                                            3,384             3,320
                                                                             ------------       ------------
                                                                              $  222,755           182,587
                                                                             ------------       ------------
                                                                             ------------       ------------

         LIABILITIES AND SHAREHOLDER'S EQUITY
           Current liabilities                                                $   27,646            24,029
           Long-term debt                                                         35,398                 -
           8 3/4% Senior Subordinated Notes                                      199,976           124,690
           Other liabilities                                                         345               396
           Deferred income taxes                                                   9,656            36,282
           Shareholder's equity (deficit)                                        (50,266)           (2,810)
                                                                             ------------       ------------
                                                                              $  222,755           182,587
                                                                             ------------       ------------
                                                                             ------------       ------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 (2)   ACQUISITIONS (CONTINUED):

-------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                             1998            1997           1996
                                                                         -----------    -------------   -----------
                                                                                       (In Thousands)
SUMMARIZED CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

           Revenue                                                        $172,368        214,045          224,757
                                                                         -----------    -------------   -----------
                                                                         -----------    -------------   -----------

           Income (loss) before income taxes                              $(69,062)        (3,321)           9,685
                                                                         -----------    -------------   -----------
                                                                         -----------    -------------   -----------

           Net income (loss)                                              $(47,840)        (4,952)           4,739
                                                                         -----------    -------------   -----------
                                                                         -----------    -------------   -----------

LOUISIANA ACQUISITION:

In February 1998 the Company purchased interests in oil and natural gas properties in 13 fields located onshore Louisiana (the Louisiana Acquisition) from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 of cash, funded primarily from the Company's bank credit facility, and from the issuance of $75,000,000 principal amount of 8 3/4% Notes and 1,000,000 shares of the Company's Common Stock.

ANSCHUTZ ACQUISITION:

In June 1998, Forest issued 5,950,000 shares of common stock to Anschutz in exchange for certain oil and gas assets (the Anschutz Acquisition). The oil and gas assets acquired included an interest in the Anschutz Ranch East Field located in Utah and Wyoming. The acquisition included certain of Anschutz's international oil and gas assets comprised of 13 international projects encompassing approximately 18 million net acres of undeveloped land.

(3)  ANSCHUTZ AND JEDI TRANSACTIONS:

-------------------------------------------------------------------------------

Beginning in 1995, the Company consummated certain transactions with The Anschutz Corporation (Anschutz) and with Joint Energy Development Investments Limited Partnership (JEDI), a Delaware limited partnership the general partner of which is an affiliate of Enron Corp. (Enron).

Pursuant to a purchase agreement between the Company and Anschutz, in 1995 Anschutz purchased 3,760,000 shares of the Company's Common Stock and 620,000 shares of a new series of preferred stock which were convertible into 1,240,000 shares of Common Stock for a total consideration of $45,000,000. The preferred stock had a liquidation preference of $18.00 per share and received dividends ratably with the Common Stock. In addition, Anschutz received a warrant that entitled it to purchase 3,888,888 shares of the Company's Common Stock for $10.50 per share. The Company also entered into a shareholders agreement with Anschutz pursuant to which Anschutz agreed to certain voting, acquisition, and transfer limitations regarding its shares of Forest Common Stock for five years.

Also in 1995, in connection with a restructuring of a loan payable to JEDI, JEDI received a warrant that entitled it to purchase 2,250,000 shares of the Company's Common Stock for $10.00 per share. In addition, JEDI granted an option to Anschutz, pursuant to which Anschutz was entitled to purchase from JEDI up to 2,250,000 shares of the Company's Common Stock for $10.00 per share plus interest from the date of grant. The Company also agreed to use proceeds from the exercise of the original Anschutz warrant to pay principal and interest on a portion of the JEDI loan.

In December 1995, JEDI exchanged a portion of the loan and the warrant it held for 1,680,000 shares of Common Stock. The Company also assumed JEDI's obligation to sell 2,250,000 shares to Anschutz.

On August 1, 1996, The Anschutz Corporation exercised its option to purchase 2,250,000 shares of Common Stock for $26,200,000 or approximately $11.64 per share.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(3)  ANSCHUTZ AND JEDI TRANSACTIONS (CONTINUED):

-------------------------------------------------------------------------------

On November 5, 1996, the Company exchanged 2,000,000 shares of Common Stock plus approximately $13,500,000 cash to extinguish the remaining balance of the nonrecourse secured debt then owed to JEDI. In connection with this transaction, Anschutz acquired 1,628,888 shares of Common Stock by exercising warrants to purchase 388,888 shares of Common Stock at $10.50 per share and by converting 620,000 shares of Forest's Second Series Preferred Stock into 1,240,000 shares of Common Stock. The term of the remaining 3,500,000 warrants held by Anschutz was extended to July 27, 1999. The fair value of the shares of Common Stock issued to JEDI was estimated based on the quoted market price of the Common Stock at the date of the transaction, less a discount of 7 1/2% to reflect the lock-up agreement with JEDI that limited JEDI's ability to transfer the shares before May 31, 1997, the size of the block of shares to be issued and the estimated brokerage fees on the ultimate disposition of the shares. The fair value of the Common Stock issued and the cash paid to JEDI, including related expenses of the transaction, was less than the carrying amount of the debt extinguished. Accordingly, the Company recorded an extraordinary gain on extinguishment of debt in the fourth quarter of 1996 of approximately $2,166,000.

On August 28, 1997 Anschutz acquired 3,500,000 shares of Common Stock through the exercise of its remaining warrants for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The original exercise price was $10.50 per share. The reduction in the exercise price offered to Anschutz reflected an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999.

(4)  LONG-TERM DEBT:

-------------------------------------------------------------------------------

Long-term debt at December 31 consists of the following:

                                                                           1998          1997
                                                                       ------------  -----------
                                                                             (In Thousands)
                  Global Credit facility:
                      U.S. borrowings                                   $  261,400       85,550
                      Canadian borrowings                                   10,456            -
                  Saxon Credit Facility                                     24,942       25,840
                  Production payment obligation                                  -       10,004
                  11 1/4% Senior Subordinated Notes                          8,676        8,676
                  8 3/4% Senior Subordinated Notes                         199,976      124,690
                                                                       ------------  -----------
                  Long-term debt                                        $  505,450      254,760
                                                                       ------------  -----------
                                                                       ------------  -----------



U.S. AND CANADIAN FOREST CREDIT FACILITIES: At December 31, 1998 the Company, Canadian Forest and ProMark had a $300,000,000 global credit facility (the Global Credit Facility) which provided for a global borrowing base of $300,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada were $275,000,000 and $25,000,000, respectively. The borrowing base was reduced to $250,000,000 following the issuance of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes) in February 1999. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the Global Credit Facility can be used for general corporate purposes. Under the terms of the Global Credit Facility, the Company, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers, cash dividends and reporting responsibilities.

The Global Credit Facility is secured by a lien on, and a security interest in, a portion of the Company's U.S. proved oil and gas properties, related assets, pledges of accounts receivable and a pledge of 66% of the capital stock of Canadian Forest. The Global Credit Facility is also indirectly secured by substantially all of the assets of Canadian Forest.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(4)  LONG-TERM DEBT (CONTINUED):

-------------------------------------------------------------------------------

At December 31, 1998 the outstanding U.S. balance under the Global Credit Facility was $261,400,000 and $10,456,000 in Canada with a weighted average interest rate of 7.1% per annum. The Company had also used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the U.S. and $3,830,000 CDN in Canada. Proceeds of the 10 1/2% Notes were used to pay down a portion of the U.S. balance under the Global Credit Facility in February 1999.

SAXON CREDIT FACILITY:

Saxon, a wholly owned subsidiary of Canadian Forest, had a credit facility with a borrowing base of $38,100,000 CDN at December 31, 1998, of which $37,264,000 CDN was drawn as of that date.

PRODUCTION PAYMENT OBLIGATION:

In June 1998 the Company settled its remaining nonrecourse production payment obligation for 271,214 shares of the Company's Common Stock. The stock was valued at $3,750,000 based upon the weighted average trading price for the 10 day trading period preceding the closing date. The obligation, which originated in May 1992, had a remaining book value of approximately $9,966,000 at the time of the settlement. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in 1998.

11 1/4% SENIOR SUBORDINATED NOTES:

The Company issued $100,000,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes due September 1, 2003 (the 11 1/4% Notes) in September 1993. In September 1997, pursuant to a tender offer, $90,233,000 of the outstanding aggregate principal amount was tendered by the holders. The purchase price for each $1,000 principal amount of 11 1/4% Notes validly tendered and accepted was $1,096.96. In October 1997, an additional $1,091,000 aggregate principal amount of 11 1/4% Notes was tendered at a purchase price of $1,090.00 for each $1,000 principal amount. As a result of these purchases, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the 11 1/4% Notes, net of related unamortized debt issuance costs and original issue discount. The 11 1/4% Notes are callable at decreasing premium amounts. The call price is currently 105.688% of principal amount, decreasing in annual increments to 100% in September 2001.

8 3/4% SENIOR SUBORDINATED NOTES:

In September 1997 Canadian Forest completed an offering of $125,000,000 of
8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes), which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company. A portion of the proceeds was used to fund the tender offer for the 11 1/4% Notes described above.

In February 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the September 1997 offering.

The Company is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the decline in the value of the Canadian dollar relative to the U.S. dollar during 1998 and 1997, the Company reported noncash translation losses of approximately $8,320,000 and $4,051,000, respectively, in those years.

10 1/2% SENIOR SUBORDINATED NOTES:

In February 1999, Forest completed a public offering of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006. The 10 1/2% Notes were issued at 98.811% of par.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(5)  DEFERRED REVENUE:

-------------------------------------------------------------------------------

From 1991 to 1994, the Company sold volumetric production payments to Enron to fund capital expenditures and property acquisitions. In June 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment. The purchase price of approximately $6,832,000 plus expenses was funded by advances under the Company's Credit Facility.

Amounts received under the production payments were recorded as deferred revenue. Volumes associated with amortization of deferred revenue for the years ended December 31, 1997 and 1996 were as follows:

                                                                                Net sales volumes
                                                                           attributable to production
                                         Volumes delivered (1)               payment deliveries (2)
                                     ------------------------------      -----------------------------
                                     Natural Gas             Oil          Natural Gas          Oil
                                       (MMCF)              (MBBLS)          (MMCF)           (MBBLS)
                                     --------------   -------------      ---------------   -----------
                  1997                    951                  -               801                -
                  1996                  3,721                 87             3,168               74

(1) Amounts settled in cash in lieu of volumes were $700,000 and $2,433,000 for the years ended December 31, 1997 and 1996, respectively.

(2) Represents volumes required to be delivered to Enron affiliates net of estimated royalty volumes.

(6)      INCOME TAXES:

-------------------------------------------------------------------------------

The income tax expense (benefit) is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                               1998              1997             1996
                                                           ------------    --------------    -------------
                                                                            (In Thousands)
       Tax expense (benefit) at 35% of income (loss)
          before income taxes and extraordinary item       $  (78,261)           2,234             2,300
       Change in the valuation allowance for deferred
          tax assets attributable to income (loss) before
          income taxes and extraordinary item                  51,620           (3,102)             (367)
       Tax expense (benefit) of higher
          effective rate on Canadian income (loss)             (7,200)              85             1,068
       Canadian branch income taxable in
          both Canada and U.S.                                  1,733            1,283                 -
       Canadian Crown payments (net of Alberta Royalty
          Tax Credit) not deductible for tax purposes           2,012            3,181             2,799
       Canadian resource allowance                             (2,210)          (3,995)           (3,005)
       Canadian non-deductible depletion and
          amortization                                          3,960            1,934             1,694
       Canadian large corporation tax                             519              540               269
       Expiration of tax carryforwards                            450            1,041               643
       Nondeductible foreign exchange losses and other          1,559               92                50
                                                           ------------    --------------    -------------
       Total income tax expense (benefit)                  $  (25,818)           3,293             5,451
                                                           ------------    --------------    -------------
                                                           ------------    --------------    -------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


(6)  INCOME TAXES (CONTINUED):

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

The components of the net deferred tax liability by geographical segment at December 31, 1998 and 1997 are as follows:

                                                                              DECEMBER 31, 1998
                                                                  -------------------------------------------
                                                                  UNITED STATES        CANADA           TOTAL
                                                                  -------------      ----------        -------
                                                                                 (IN THOUSANDS)
       Deferred tax assets:
           Accrual for retirement benefits                         $      466              154             620
           Accrual for medical benefits                                 2,083                -           2,083
           Accrual for sales recorded on the
                entitlement method                                        452                -             452
           Unrealized foreign exchange losses                               -            4,653           4,653
           Property and equipment                                      19,020                -          19,020
           Net operating loss carryforward                             39,126            4,186          43,312
           Depletion carryforward                                       6,958                -           6,958
           Investment tax credit carryforward                           1,095                -           1,095
           Alternative minimum tax credit carryforward                  2,201                -           2,201
           Other                                                          828                -             828
                                                                  -------------      ----------        -------

                Total gross deferred tax assets                        72,229            8,993          81,222
                Less valuation allowance                              (72,229)          (5,189)        (77,418)
                                                                  -------------      ----------        -------

                Net deferred tax assets                                     -            3,804           3,804

       Deferred tax liabilities:

           Property and equipment                                           -           (7,175)         (7,175)
           Deferred income on long term contracts                           -           (4,424)         (4,424)
           Other                                                            -             (291)           (291)
                                                                  -------------      ----------        -------
                Total gross deferred tax liabilities                        -          (11,890)        (11,890)
                                                                  -------------      ----------        -------
                Net deferred tax liability                        $         -           (8,086)         (8,086)
                                                                  -------------      ----------        -------
                                                                  -------------      ----------        -------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(6)  INCOME TAXES (CONTINUED):

-------------------------------------------------------------------------------

                                                                              December 31, 1997
                                                                  --------------------------------------------
                                                                  United States        Canada            Total
                                                                  -------------      ----------        -------
                                                                                 (In Thousands)
       Deferred tax assets:
           Accrual for retirement benefits                              $ 687              178             865
           Accrual for medical benefits                                 2,028                -           2,028
           Accrual for sales recorded on the
                entitlement method                                      1,538                -           1,538
           Unrealized foreign exchange losses                               -            1,402           1,402
           Accrual for interest rate swaps                                  -              169             169
           Investment in subsidiaries                                   4,971                -           4,971
           Deferred revenue                                                 -              938             938
           Net operating loss carryforward                             39,016            2,313          41,329
           Depletion carryforward                                       6,958                -           6,958
           Investment tax credit carryforward                           1,539                -           1,539
           Alternative minimum tax credit carryforward                  2,201                -           2,201
           Other                                                          261              127             388
                                                                  -------------      ----------        -------
                Total gross deferred tax assets                        59,199            5,127          64,326
                Less valuation allowance                              (41,727)          (3,313)        (45,040)
                                                                  -------------      ----------        -------
                Net deferred tax assets                                17,472            1,814          19,286

       Deferred tax liabilities:

           Property and equipment                                     (15,752)         (31,143)        (46,895)
           Deferred income on long term contracts                           -           (5,243)         (5,243)
           Long term liabilities                                       (1,720)               -          (1,720)
           Other                                                            -             (195)           (195)
                                                                  -------------      ----------        -------
                Total gross deferred tax liabilities                  (17,472)         (36,581)        (54,053)
                                                                  -------------      ----------        -------
                Net deferred tax liability                        $         -          (34,767)        (34,767)
                                                                  -------------      ----------        -------
                                                                  -------------      ----------        -------


The net changes in the valuation allowance for the years ended December 31, 1998, 1997 and 1996 were increases of $32,378,000, $1,224,000 and $786,000, respectively, which resulted from:

                                                                           1998          1997        1996
                                                                       ------------   ----------   ---------
                                                                                   (In Thousands)
         Increase (decrease) in the valuation allowance for deferred tax assets attributable to income (loss) before income
              taxes and extraordinary item                               $  51,620      (3,102)      1,544

         Increase (decrease) in the valuation allowance attributable to the difference between book basis and tax basis of
              acquisitions                                                 (17,073)          -           -

         Increase (decrease) in the valuation allowance attributable
              to the extraordinary gain (loss)                              (2,169)      4,326        (758)
                                                                       ------------   ----------   ---------
         Net increase in the valuation allowance                         $  32,378       1,224         786
                                                                       ------------   ----------   ---------
                                                                       ------------   ----------   ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(6)  INCOME TAXES (CONTINUED):

-------------------------------------------------------------------------------

The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $2,201,000 at December 31, 1998. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 1998 were $111,790,000 and $105,700,000, respectively, and will expire in the years indicated below:

                                                      Regular             AMT
                                                     ---------          --------
                                                            (In Thousands)
                                      2000         $     3,590             3,987
                                      2005               8,307                 -
                                      2008              28,999            31,799
                                      2009              22,817            22,964
                                      2010              45,737            46,059
                                      2011                 268                 -
                                      2012                 206               580
                                      2013               1,866               311
                                                     ---------          --------
                                                   $   111,790           105,700
                                                     ---------          --------
                                                     ---------          --------

AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

Investment tax credit carryforwards available to reduce future U.S. Federal income taxes aggregated $1,095,000 at December 31, 1998 and expire at various dates through the year 2001. Percentage depletion carryforwards available to reduce future U.S. Federal taxable income aggregated $19,879,000 at December 31, 1998. This amount may be carried forward indefinitely.

Canadian net operating losses available to reduce future Canadian Federal income taxes were $9,360,000 ($14,280,000 CDN) at December 31, 1998 and will expire in the years indicated below:

                                                   (In Thousands)
                                               1999         $      33
                                               2000               171
                                               2001               876
                                               2002               545
                                               2003             2,289
                                               2004             5,446
                                                              --------
                                                             $  9,360
                                                              --------
                                                              --------

Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $119,772,000 ($182,829,000 CDN) at December 31, 1998. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

The availability of some of the U.S. tax attributes to reduce current and future U.S. Federal taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. "Ownership changes" occurred in 1995 following the Anschutz transaction, in 1996 following the public stock issuance, and in 1998 from the accumulated effect of several stock issuances and exchanges in 1996, 1997 and 1998. Under the general provisions of Section 382 of the Code, the Company's ability to utilize substantially all of its net operating loss carryforwards will be subject to an annual limitation of approximately $5,700,000. To the extent of any net unrealized built-in gains at the time of an

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(6)  INCOME TAXES (CONTINUED):

-------------------------------------------------------------------------------

ownership change, the annual limitation can be increased by (a) any gains recognized in the five years following an ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeded their tax basis on the date of the ownership change, or (b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change. The ability of the Company to fully utilize its net operating loss carryforwards may be limited by these provisions.

Due to limitations in the Internal Revenue Code, other than the Section 382 limitations discussed above, the Company believes it is unlikely that it will be able to use any significant portion of its investment tax credit carryforwards before they expire.

(7)  PREFERRED STOCK:

-------------------------------------------------------------------------------

$.75 CONVERTIBLE PREFERRED STOCK:

At December 31, 1996 the Company had 10,000,000 shares of $.75 Convertible Preferred Stock authorized, par value $.01 per share, of which there were 2,877,673 shares outstanding with an aggregate liquidation preference of $28,776,730.

In February 1997, the Company called for redemption all 2,877,673 shares of the $.75 Convertible Preferred Stock. The redemption price was $10.00 per share plus accumulated and unpaid dividends to and including the date of redemption (for an aggregate redemption price of $10.06 per share). In lieu of cash redemption, the holders of the preferred shares had the right to convert each share into 0.7 share of Forest's Common Stock. As a result of the call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock. The remaining 93,728 shares that were not tendered for conversion were redeemed by the Company at the redemption price of $10.06 per share.

SECOND SERIES PREFERRED STOCK:

At December 31, 1995 the Company had 620,000 shares of Second Series Preferred Stock authorized, par value $.01 per share, of which there were 620,000 shares outstanding with an aggregate liquidation preference of $11,160,000. On November 5, 1996 all 620,000 shares of the Second Series Preferred Stock were converted into 1,240,000 shares of Common Stock.

(8)  COMMON STOCK:

-------------------------------------------------------------------------------

COMMON STOCK:

The Company has 200,000,000 shares of Common Stock authorized, par value $.10 per share. In January 1996 a 5-to-1 reverse stock split was approved by the Company's shareholders. Unless otherwise indicated, all share amounts have been adjusted to give effect to the 5-to-1 reverse stock split.

During 1998, the Company issued 8,302,470 shares of Common Stock in connection with the Louisiana Acquisition, the Anschutz Acquisition, the purchase of the minority interest in Saxon Petroleum and the settlement of a production payment obligation, as described in Notes 2 and 4.

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

In January 1996, 13,200,000 shares of Common Stock were sold for $11.00 per share in a public offering. Of this amount 1,060,000 shares were sold by Saxon and 12,140,000 were sold by Forest. The net proceeds to Forest and Saxon from the issuance of shares totaled approximately $136,000,000 after deducting issuance costs and underwriting fees.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(8)  COMMON STOCK (CONTINUED):

-------------------------------------------------------------------------------

RIGHTS AGREEMENT:

In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company paid a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of the Company's Common Stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $30.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of Common Stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. In connection with the Anschutz transaction, the Company amended the Rights Agreement to exempt from the provisions of the Rights Agreement shares of Common Stock acquired by Anschutz and JEDI in connection with the transactions described in Note 3.

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

In December 1995, the Company assumed JEDI's obligations under an option granted to Anschutz. In August 1996, Anschutz exercised the option for $26,200,000 or approximately $11.64 per share and received 2,250,000 shares of Common Stock.

In connection with the transaction with Anschutz in 1995, Anschutz received a warrant entitling it to purchase 3,500,000 shares of Common Stock at a price of $10.50 per share. The warrant was scheduled to expire on July 27, 1999. In November 1996, Anschutz exercised a portion of the warrant and purchased 388,888 shares of Common Stock at $10.50 per share. In August 1997, Anschutz acquired 3,500,000 shares of Common Stock through the exercise of the remainder of the warrant for $8.60 per share resulting in cash proceeds to Forest of $30,100,000. The reduction in the exercise price offered to Anschutz reflects an approximate 10% present value discount computed to the warrants' expiration date of July 27, 1999.

At December 31, 1998 the Company had no outstanding warrants.

STOCK INCENTIVE PLAN:

In November 1997, three executive officers of the Company received conditional restricted stock awards in lieu of stock option grants. The restricted stock awarded was subject to certain conditions and to a two-year restriction on transfer. If prior to January 1, 1999 the closing price of the Company's Common Stock during any twenty-consecutive-trading-day period as reported on the New York Stock Exchange was at least $22.00 per share, a total of 230,000 shares would have been earned under the conditions of the restricted stock awards. Additional shares would have been earned for each $1.00 increase in such average price to a maximum of 850,000 shares if the average price was $30.00 or higher. No shares of restricted stock were earned pursuant to these awards and the awards expired on January 1, 1999.

During 1998 and 1997, the Company issued 15,927 and 17,617 shares, respectively, of restricted Common Stock to officers and employees as a portion of the bonuses earned for years ended December 31, 1997 and 1996. The shares vested immediately upon issuance, but are subject to a two-year restriction on transfer.

STOCK OPTIONS:

In March 1992, the Company adopted the 1992 Stock Option Plan under which non-qualified stock options may be granted to key employees and non-employee directors. The aggregate number of shares of Common Stock which the Company may issue under options granted pursuant to this plan may not exceed 10% of the total number of shares outstanding or issuable at the date of grant pursuant to outstanding rights, warrants, convertible or exchangeable

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(8)  COMMON STOCK (CONTINUED):

-------------------------------------------------------------------------------

securities or other options. The exercise price of an option may not be less than 85% of the fair market value of one share of the Company's Common Stock on the date of grant. The options vest 20% on the date of grant and an additional 20% on each grant anniversary date thereafter. The following table summarizes the activity in the Company's stock-based compensation plan for the years ended December 31, 1996, 1997 and 1998:

                                                                  Weighted
                                                                   Average       Number of
                                                  Number of       Exercise        Shares
                                                   Shares           Price       Exercisable
                                                 -----------      ---------    -------------
      Outstanding at December 31, 1995              628,000        $ 20.46          461,200
         Granted at fair value                    1,383,900          12.74
         Exercised                                  (35,120)         11.42
         Cancelled                                 (515,200)         20.47
                                                 -----------      ---------

      Outstanding at December 31, 1996            1,461,580        $ 13.37          362,460
         Granted at fair value                      480,000          17.04
         Exercised                                  (43,720)         12.09
         Cancelled                                  (61,500)         12.79
                                                 -----------      ---------

      OUTSTANDING AT DECEMBER 31, 1997            1,836,360        $ 14.38          679,020
         GRANTED AT FAIR VALUE                      192,500          14.67
         CANCELLED                                 (153,500)         14.22
                                                 -----------      ---------

      OUTSTANDING AT DECEMBER 31, 1998            1,875,360        $ 14.42          998,300
                                                 -----------      ---------
                                                 -----------      ---------

The following table summarizes information about options outstanding at December 31, 1998:

                                            Options Outstanding                       Options Exercisable
                                 ----------------------------------------          --------------------------
                                                  Weighted
                                                   Average      Weighted                           Weighted
                                                  Remaining     Average                            Average
              Range of             Number of     Contractual    Exercise            Number of      Exercise
           Exercise Price           Shares          Life         Price                Shares         Price
          ----------------       ------------    -----------   ----------          -------------  -----------
          $  8.38-10.38              57,500          9.79        $   9.80               11,500      $   9.80
          $  11.25                  436,660          7.10           11.25              252,500         11.25
          $  11.65-13.94            134,000          7.96           12.61               69,000         12.63
          $  14.00                  586,200          7.84           14.00              351,400         14.00
          $  14.25-17.75            603,000          8.28           16.95              255,900         16.63
          $  25.00                   58,000          3.75           25.00               58,000         25.00
          ----------------       ------------    -----------   ----------          -------------  -----------

          $  8.38-25.00           1,875,360          7.75        $  14.42              998,300      $  14.48
          ----------------       ------------    -----------   ----------          -------------  -----------
          ----------------       ------------    -----------   ----------          -------------  -----------


The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended December 31, 1998, 1997 and 1996 would have been $195,187,000, $11,864,000 and 2,230,000, respectively, and the basic loss per share would have been $4.77, $.36 and less than $.01 per share, respectively.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(8)  COMMON STOCK (CONTINUED):

-------------------------------------------------------------------------------

The fair value of each option granted in 1998 and 1997 was estimated using the Black-Scholes option pricing model. The following assumptions were used in 1998: expected option life of 5 years; risk free interest rates ranging from 4.193% to 5.565%; estimated volatility of 57.22%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1998 was estimated to be $7.97 per share based on these assumptions. The following assumptions were used in 1997: expected option life of 5 years; risk free interest rates ranging from 5.771% to 6.839%; estimated volatility of 55.74%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1997 was estimated to be $9.23 per share based on these assumptions. The following assumptions were used in 1996: expected option life of 5 years; risk free interest rates ranging from 5.261% to 6.022%; estimated volatility of 59.95%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1996 was estimated to be $7.22 per share based on these assumptions.

(9)  EMPLOYEE BENEFITS:

-------------------------------------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits (Statement No. 132). Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

The Company has a qualified defined benefit pension plan which covers its U.S. employees (Pension Plan). The Pension Plan has been curtailed and all benefit accruals were suspended effective May 31, 1991. The Company also has a non-qualified unfunded supplementary retirement plan (the Supplemental Executive Retirement Plan) that provides certain officers with defined retirement benefits in excess of qualified plan limits imposed by Federal tax law. Benefit accruals were suspended effective May 31, 1991 in connection with suspension of benefit accruals under the Pension Plan. Amounts for both the Pension Plan and the Supplemental Executive Retirement Plan are combined in the "Pension Benefits" column below.

In addition to the defined benefit pension plans described above, the Company also accrues expected costs of providing postretirement benefits to employees, their beneficiaries and covered dependents in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," (Statement No. 106). These amounts, which consist primarily of medical benefits, are presented in the "Postretirement Benefits" column below.

The following tables set forth the plans' benefit obligations, fair value of plan assets and funded status at December 31, 1998 and 1997:

BENEFIT OBLIGATIONS:                                               Pension Benefits         Postretirement Benefits
                                                                 ---------------------   ---------------------------
                                                                    1998        1997          1998         1997
                                                                 -----------  --------   -------------  ------------
                                                                      (In Thousands)            (In Thousands)
     Projected benefit obligation at the beginning of the year   $  27,318     26,641           6,561     5,879
     Service cost                                                        -          -             190       148
     Interest cost                                                   1,924      1,976             486       454
     Actuarial gain                                                  1,543      1,237             897       597
     Benefits paid                                                  (2,385)    (2,536)           (622)     (605)
     Retiree contributions                                               -          -              75        88
                                                                 -----------  --------   -------------  ------------
     Projected benefit obligation at the end of the year         $  28,400     27,318           7,587     6,561
                                                                 -----------  --------   -------------  ------------
                                                                 -----------  --------   -------------  ------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(9)     EMPLOYEE BENEFITS (CONTINUED):

FAIR VALUE OF PLAN ASSETS:                                         Pension Benefits         Postretirement Benefits
                                                                 ---------------------   ---------------------------
                                                                    1998        1997          1998         1997
                                                                 -----------  --------   -------------  ------------
                                                                      (In Thousands)            (In Thousands)

     Fair value of plan assets at beginning of the year          $  24,808     24,889               -         -
     Actual return on plan assets                                    2,807      2,394               -         -
     Employer contribution                                              57         61               -         -
     Benefits paid                                                  (2,385)    (2,536)              -         -
                                                                 -----------  --------   -------------  ------------
     Fair value of plan assets at the end of the year            $  25,287     24,808               -         -
                                                                 -----------  --------   -------------  ------------
                                                                 -----------  --------   -------------  ------------

FUNDED STATUS:                                                     Pension Benefits         Postretirement Benefits
                                                                 ---------------------   ---------------------------
                                                                    1998        1997          1998         1997
                                                                 -----------  --------   -------------  ------------
                                                                      (In Thousands)            (In Thousands)
     Excess of projected benefit obligation over plan assets     $  (3,113)    (2,510)         (7,587)   (6,561)
     Unrecognized actuarial gain                                     4,025      3,222           1,635       764
                                                                 -----------  --------   -------------  ------------
     Net amount recognized                                       $     912        712          (5,952)   (5,797)
                                                                 -----------  --------   -------------  ------------
                                                                 -----------  --------   -------------  ------------
     Amounts recognized in the balance sheet consist of:
     Prepaid pension cost                                        $   1,355      1,159               -         -
     Accrued benefit liability                                      (3,113)    (2,510)         (5,952)   (5,797)
     Accumulated other comprehensive income                          2,670      2,063               -         -
                                                                 -----------  --------   -------------  ------------
     Net amount recognized                                       $     912        712          (5,952)   (5,797)
                                                                 -----------  --------   -------------  ------------
                                                                 -----------  --------   -------------  ------------


The following tables set forth the components of the net periodic cost of the plans and the underlying weighted average actuarial assumptions for the years ended December 31, 1998, 1997 and 1996:

                                                   Pension Benefits                 Postretirement Benefits
                                           -------------------------------     --------------------------------
                                             1998       1997         1996         1998       1997        1996
                                           --------   --------    --------     ----------  ---------   --------
                                                     (In Thousands)                     (In Thousands)
     Interest cost                         $  1,924      1,976      1,971        $   191        147        131
     Expected return on plan assets          (2,130)    (2,139)    (1,958)           486        454        418
     Recognized actuarial loss                   62         16          5             25          -          -
                                           --------   --------    --------     ----------  ---------   --------
     Total net periodic cost               $   (144)      (147)        18        $   702        601        549
                                           --------   --------    --------     ----------  ---------   --------
                                           --------   --------    --------     ----------  ---------   --------

     Discount rate                            6.75%      7.25%      7.75%          6.75%      7.25%      7.75%
                                           --------   --------    --------     ----------  ---------   --------
                                           --------   --------    --------     ----------  ---------   --------

     Expected return on plan assets           9.00%      9.00%      9.00%           N/A        n/a        n/a
                                           --------   --------    --------     ----------  ---------   --------
                                           --------   --------    --------     ----------  ---------   --------


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 1998:

                                                                          Postretirement Benefits
                                                                     ---------------------------------
                                                                     1% Increase          1% Decrease
                                                                     ---------------   ---------------
                                                                             (In Thousands)
     Effect on service and interest cost components                     $ 102                 (88)
     Effect on postretirement benefit obligation                          919                (820)

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(9)  EMPLOYEE BENEFITS (CONTINUED):

-------------------------------------------------------------------------------

For measurement purposes, an 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease .8% per year until it reaches 5.5% in 2003 and remain at that level thereafter.

As a result of suspension of benefit accruals under the Pension Plan and the supplementary retirement plan, the Company records as a liability the unfunded pension liabilities attributable to these plans. The following changes in the minimum unfunded pension liability were recorded as adjustments to other comprehensive income:

                                            1998               $   (804)
                                            1997               $ (1,063)
                                            1996               $  2,145

Canadian Forest's employees are members of a non-contributory defined benefit pension plan (the Canadian Pension Plan). Benefits under the Canadian Pension Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement.

The following tables set forth the benefit obligations, fair value of plan assets and funded status at December 31, 1998 and 1997:


BENEFIT OBLIGATIONS:                                                      1998         1997
                                                                       ----------   ---------
                                                                 (In Thousands of Canadian Dollars)
         Projected benefit obligation at the beginning of the year      $  6,239       5,787
         Service cost                                                        261         249
         Interest cost                                                       446         416
         Benefits paid                                                      (258)       (213)
                                                                       ----------   ---------
         Projected benefit obligation at the end of the year            $  6,688       6,239
                                                                       ----------   ---------
                                                                       ----------   ---------


FAIR VALUE OF PLAN ASSETS:                                                1998         1997
                                                                       ----------   ---------
                                                                 (In Thousands of Canadian Dollars)

         Fair value of plan assets at beginning of the year             $  8,171       7,256
         Actual return on plan assets                                        636       1,099
         Employer contributions                                               31          30
         Benefits paid                                                      (258)       (214)
                                                                       ----------   ---------
         Fair value of plan assets at the end of the year               $  8,580       8,171
                                                                       ----------   ---------
                                                                       ----------   ---------


FUNDED STATUS:                                                            1998         1997
                                                                       ----------   ---------
                                                                 (In Thousands of Canadian Dollars)
         Excess of assets over projected benefit obligation             $  1,892       1,933
         Unrecognized prior service cost                                       -          72
         Unrecognized actuarial loss                                      (1,858)     (1,850)
         Unrecognized asset at transition                                   (336)       (405)
                                                                       ----------   ---------
         Pension accrual                                                $   (302)       (250)
                                                                       ----------   ---------
                                                                       ----------   ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(9)  EMPLOYEE BENEFITS (CONTINUED):

-------------------------------------------------------------------------------

The following tables set forth the components of net periodic pension cost and the underlying weighted average actuarial assumptions for the years ended December 31, 1998, 1997 and 1996:

                                                                           1998        1997         1996
                                                                         --------    --------     --------
                                                                        (In Thousands of Canadian Dollars)
         Service cost                                                    $   260         250         235
         Interest cost                                                       446         415         390
         Expected return on plan assets                                     (510)       (466)       (425)
         Amortization of unrecognized transition asset                      (114)        (74)        (95)
                                                                         --------    --------     --------
         Total net periodic pension cost                                 $    82         125         105
                                                                         --------    --------     --------
                                                                         --------    --------     --------

         Discount rate                                                      7.00%       7.00%       7.00%
                                                                         --------    --------     --------
                                                                         --------    --------     --------

         Expected return on plan assets                                     7.00%       7.00%       7.00%
                                                                         --------    --------     --------
                                                                         --------    --------     --------


RETIREMENT SAVINGS PLANS:

The Company sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation. Certain limitations are in effect with respect to withdrawals from the plan. In 1998, 1997 and the last three months of 1996, Company contributions were made in cash. In the first nine months of 1996, Company contributions were made by issuing authorized but unissued shares of Common Stock. The expense associated with the Company's contributions was $551,000 in 1998, $482,000 in 1997 and $399,000 in 1996.

Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. Certain limitations are in effect with respect to withdrawals from the plan. The expense associated with Canadian Forest's contribution to the plan was $201,000 in 1998, and $117,000 in 1997 and $95,000 in 1996.

EXECUTIVE RETIREMENT AGREEMENTS:

The Company entered into agreements in December 1990 (the Agreements) with certain former executives and directors (the Retirees) whereby each executive retired from the employ of the Company as of December 28, 1990. Pursuant to the terms of the Agreements, the Retirees or their estates are entitled to receive supplemental retirement payments from the Company in addition to the amounts to which they are entitled under the Company's retirement plan. In addition, the Retirees and their spouses are entitled to lifetime coverage under the Company's group medical and dental plans, tax and other financial services, and payments by the Company in connection with certain club membership dues. The Company has also agreed to maintain certain life insurance policies in effect at December 1990, for the benefit of each of the Retirees.

The Company's obligation to one retiree under a revised retirement agreement was payable in Common Stock or cash, at the Company's option, in May of each year from 1993 through 1996 at approximately $190,000 per year with the balance of $149,000 paid in May 1997. The Agreements for the other six Retirees provide for supplemental retirement payments totaling approximately $770,000 per year in 1999 and 2000.

The $1,351,000 present value of the remaining amounts due under the agreements, discounted at 13%, is included in other current and long-term liabilities.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(9)  EMPLOYEE BENEFITS (CONTINUED):

-------------------------------------------------------------------------------

LIFE INSURANCE:

The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. The premiums for the life insurance policies were $921,000 in each of the years 1998, 1997 and 1996, of which $831,000 is for policies for retired executives. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

(10) COMMITMENTS AND CONTINGENCIES:

-------------------------------------------------------------------------------

Future rental payments for office facilities and equipment under the remaining terms of noncancelable operating leases are $1,960,000, $1,793,000, $1,408,000, $1,253,000 and $1,299,000 for the years ending December 31, 1999 through 2003, respectively.

Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $2,137,000 in 1998, $1,538,000 in 1997 and $1,050,000 in 1996. Net rental payments charged to expense amounted to $3,948,000 in 1998, $4,149,000 in 1997 and $3,336,000
in 1996. Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1998 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 2.2 BCF of natural gas in 1999 at an average price of $2.80 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.24 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998 Canadian Forest supplied 27% of the gas for the Netback Pool.

As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas through 2000. ProMark has commitments to purchase and commitments to resell approximately 50,700 MCF per day through October 31, 1999 and approximately 1,400 MCF per day thereafter through October 31, 2000. The Company could be exposed to loss in the event that a counterparty to these agreements failed to perform in accordance with the terms of the agreements.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.


(11) FINANCIAL INSTRUMENTS:

-------------------------------------------------------------------------------

ENERGY SWAPS AND COLLARS:

In order to hedge against the effects of declines in oil and natural gas prices on the Company's future oil and gas production, the Company enters into energy swap agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. For the years ended December 31, 1998, 1997 and 1996, the Company's gains (losses) under its swap agreements were $6,305,000, $(7,439,000), and $(10,422,000), respectively. The Company also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(11) FINANCIAL INSTRUMENTS (CONTINUED):

-------------------------------------------------------------------------------

The following table summarizes outstanding natural gas swaps at December 31, 1998:

                                                               1999           2000        2001
                                                            ----------     ----------  ----------
         UNITED STATES (1)

              Contract volumes (BBTU)                         25,262           738          605
              Weighted average price (per MMBTU)            $   2.28          2.12         2.14

         CANADA (2)

              Contract volumes (BBTU)                          3,321             -            -
              Weighted average price (per MMBTU)            $   1.55             -            -

(1) Settled on the basis of New York Mercantile Exchange prices.

(2) Settled on the basis of Alberta Energy Company "C" U.S. dollar prices.

The Company had no oil swaps in place at December 31, 1998. Subsequent to December 31, 1998 the Company entered into oil swaps for 3,000 barrels of oil per day from March 1999 to December 1999 at a weighted average fixed price of $14.17 per barrel (NYMEX basis).

The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 1998 there were four basis swaps in place for the following weighted average volumes:

                                                    1999               2000             2001
                                                  ----------        ----------      ----------
                      MMBTU/Day                     24,719             2,017           1,658

The Company is exposed to off-balance-sheet risks associated with swap agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap agreements.

Set forth below is the estimated fair value of certain on- and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 1998:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:

The carrying amount of these instruments approximates fair value due to their short maturity.

SENIOR SUBORDINATED NOTES:

The fair value of the Company's 8 3/4% Senior Subordinated Notes was approximately $178,000,000, based upon quoted market prices of the notes.

The fair value of the Company's 11 1/4% Senior Subordinated Notes was approximately $8,763,000, based upon quoted market prices of the notes.

ENERGY SWAP AGREEMENTS:

The fair value of the Company's natural gas swap agreements was a gain of approximately $7,212,000, based upon the estimated net amount the Company would receive to terminate the agreements.

BASIS SWAP AGREEMENTS:

The fair value of the Company's basis swap agreements was a loss of approximately $140,000, based upon the estimated net amount the Company would pay to terminate the agreements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

-------------------------------------------------------------------------------

                                                                  FIRST       SECOND        THIRD       FOURTH
                                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                                ----------  ----------   -----------  ----------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998

REVENUE                                                         $  75,496       75,173       78,015       93,135
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

EARNINGS (LOSS) FROM OPERATIONS                                 $   5,898        4,931     (140,999)     (54,206)
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

LOSS BEFORE EXTRAORDINARY ITEM                                  $  (1,003)      (4,404)    (138,092)     (54,287)
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

NET EARNINGS (LOSS)                                             $  (1,003)       1,792     (138,092)     (54,287)
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK                $  (1,003)       1,792     (138,092)     (54,287)
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

BASIC LOSS PER SHARE BEFORE EXTRAORDINARY ITEM                  $    (.03)        (.11)       (3.13)       (1.22)

BASIC EARNINGS (LOSS) PER SHARE                                 $    (.03)         .05        (3.13)       (1.22)

DILUTED LOSS PER SHARE BEFORE EXTRAORDINARY ITEM                $    (.03)        (.11)       (3.13)       (1.22)

DILUTED EARNINGS (LOSS) PER SHARE                               $    (.03)         .05        (3.13)       (1.22)


1997

Revenue                                                         $  93,063       77,655       81,977       86,946
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

Earnings from operations                                        $  10,607        2,231        6,738       11,079
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

Earnings (loss) before extraordinary item                       $   4,522       (3,196)         583        1,180
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

Net earnings (loss)                                             $   4,522       (3,196)     (11,776)       1,180
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

Net earnings (loss) attributable to common stock                $   4,333       (3,196)     (11,776)       1,180
                                                                ----------  ----------   -----------  ----------
                                                                ----------  ----------   -----------  ----------

Basic earnings (loss) per share before extraordinary item       $    0.14        (0.10)        0.02         0.03

Basic earnings (loss) per share                                 $    0.14        (0.10)       (0.35)        0.03

Diluted earnings (loss) per share before extraordinary item     $    0.13        (0.10)        0.02         0.03

Diluted earnings (loss) per share                               $    0.13        (0.10)       (0.34)        0.03


FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS:

-------------------------------------------------------------------------------

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Forest has five reportable segments: oil and gas operations in the Gulf Coast Offshore Region, Gulf Coast Onshore Region, Western Region and in Canada, and marketing and processing operations in Canada. The segments were determined based upon the type of operations in each segment and the geographical location of each segment. The segment data presented below was prepared on the same basis as the consolidated Forest financial statements.


YEAR ENDED DECEMBER 31, 1998
                                                    OIL AND GAS OPERATIONS
                                    --------------------------------------------------------  MARKETING
                                     GULF COAST REGION                                           AND
                                    ------------------  WESTERN   TOTAL                       PROCESSING   TOTAL
                                    OFFSHORE  ONSHORE    REGION    U.S.     CANADA     TOTAL    CANADA    COMPANY
                                    --------  --------  --------  -------  --------- -------- ---------- --------
                                                                     (IN THOUSANDS)

REVENUE                             $ 69,547   41,727    20,411   131,685    39,489   171,174   150,645  321,819

MARKETING AND PROCESSING EXPENSE           -        -         -         -         -         -   144,758  144,758
OIL AND GAS PRODUCTION EXPENSE        11,827   12,521     5,543    29,891    12,092    41,983         -   41,983
GENERAL AND ADMINISTRATIVE EXPENSE     4,625    4,346     1,965    10,936     7,496    18,432     1,417   19,849
DEPRECIATION AND DEPLETION EXPENSE    47,005   20,558     6,919    74,482    22,226    96,708     2,252   98,960
IMPAIRMENT OF OIL AND GAS PROPERTIES  51,500   59,500    28,500   139,500    60,000   199,500         -  199,500
                                    --------  --------  --------  -------  --------- -------- ---------- --------
EARNINGS (LOSS) FROM OPERATIONS     $(45,410) (55,198)  (22,516) (123,124)  (62,325) (185,449)    2,218 (183,231)
                                    --------  --------  --------  -------  --------- -------- ---------- --------
                                    --------  --------  --------  -------  --------- -------- ---------- --------

CAPITAL EXPENDITURES                $ 61,483  263,479    85,169   410,131    44,222   454,353       (10) 454,343
                                    --------  --------  --------  -------  --------- -------- ---------- --------
                                    --------  --------  --------  -------  --------- -------- ---------- --------

PROPERTY AND EQUIPMENT, NET         $127,542  260,940   103,752   492,234   146,105   638,339     4,766  643,105
                                    --------  --------  --------  -------  --------- -------- ---------- --------
                                    --------  --------  --------  -------  --------- -------- ---------- --------


Information for Forest's reportable segments relates to the Company's 1998 consolidated totals as follows:

                                                                             (IN THOUSANDS)
                                                                            -----------------
                      LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      LOSS FROM OPERATIONS FOR REPORTABLE SEGMENTS            $  (183,231)
                      ADMINISTRATIVE ASSET DEPRECIATION                            (1,145)
                      OTHER INCOME, NET                                             7,561
                      INTEREST EXPENSE                                            (38,986)
                      MINORITY INTEREST IN LOSS OF SUBSIDIARY                         517
                      TRANSLATION LOSS ON SUBORDINATED DEBT                        (8,320)
                                                                            -----------------

                      LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM         $  (223,604)
                                                                            -----------------
                                                                            -----------------
                      CAPITAL EXPENDITURES:

                      REPORTABLE SEGMENTS                                     $   454,343
                      INTERNATIONAL INTERESTS                                      14,435
                      ADMINISTRATIVE ASSETS AND OTHER                               2,976
                                                                            -----------------
                      TOTAL CAPITAL EXPENDITURES                              $   471,754

                                                                            -----------------
                                                                            -----------------

                      PROPERTY AND EQUIPMENT, NET:

                      REPORTABLE SEGMENTS                                     $   643,105
                      INTERNATIONAL INTERESTS                                      14,435
                      ADMINISTRATIVE ASSETS, NET AND OTHER                          5,770
                                                                            -----------------
                      TOTAL PROPERTY AND EQUIPMENT, NET                       $   663,310
                                                                            -----------------
                                                                            -----------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED):

-------------------------------------------------------------------------------


Year ended December 31, 1997
                                                  Oil and gas Operations
                                  --------------------------------------------------------   Marketing
                                   Gulf Coast Region                                            and
                                  ------------------  Western    Total                        Processing   Total
                                  Offshore  Onshore    Region     U.S.      Canada     Total    Canada    Company
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------
                                                                     (In Thousands)
Revenue                           $ 78,398    14,980     8,380    101,758    54,347   156,105   183,536  339,641

Marketing and processing expense         -         -         -          -         -         -   175,847  175,847
Oil and gas production expense      13,566     3,896     3,400     20,862    15,422    36,284         -   36,284
General and administrative expense   6,652     1,894     1,088      9,634     5,946    15,580     1,284    16,864
Depreciation and depletion expense  46,319     4,384     1,038     51,741    24,708    76,449     2,412    78,861
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------

Earnings from operations          $ 11,861     4,806     2,854     19,521     8,271    27,792     3,993    31,785
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------

Capital expenditures              $ 76,521     8,676    13,171     98,368    57,617   155,985        28   156,013
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------

Property and equipment, net       $167,449    77,867    71,393    316,709   193,859   510,568     5,510   516,078
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------
                                  --------  --------  --------  ---------  --------- -------- ---------- ----------


Information for Forest's reportable segments relates to the Company's 1997 consolidated totals as follows:

                                                                             (IN THOUSANDS)
                                                                            -----------------


                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments        $   31,785
                      Administrative asset depreciation                           (1,130)
                      Other income, net                                            1,289
                      Interest expense                                           (21,403)
                      Minority interest in earnings of subsidiary                   (108)
                      Translation loss on subordinated debt                       (4,051)
                                                                            -----------------

                      Earnings before income taxes and extraordinary item     $    6,382
                                                                            -----------------
                                                                            -----------------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $  156,013
                      Administrative assets and other                                786
                                                                            -----------------

                      Total capital expenditures                              $  156,799
                                                                            -----------------
                                                                            -----------------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  516,078
                      Administrative assets, net and other                         5,215
                                                                            -----------------

                      Total property and equipment, net                       $  521,293
                                                                            -----------------
                                                                            -----------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED):

-------------------------------------------------------------------------------

Year ended December 31, 1996

                                                          Oil and Gas Operations      Marketing
                                                      ----------------------------       and
                                                        Total                         Processing     Total
                                                       U.S.(1)    Canada     Total      Canada      Company
                                                       -------  ---------  --------   ----------    --------
                                                                            (In Thousands)

       Revenue                                       $  81,738     47,902   129,640      186,447    316,087

       Marketing and processing expense                      -          -         -      178,706    178,706
       Oil and gas production expense                   19,789     12,410    32,199            -     32,199
       General and administrative expense                7,430      5,181    12,611        1,012     13,623
       Depreciation and depletion expense               39,331     20,297    59,628        2,232     61,860
                                                       -------  ---------  --------   ----------    --------

       Earnings from operations                      $  15,188     10,014    25,202        4,497     29,699
                                                       -------  ---------  --------   ----------    --------
                                                       -------  ---------  --------   ----------    --------

       Capital expenditures                          $ 211,325     32,732   244,057           61    244,118
                                                       -------  ---------  --------   ----------    --------
                                                       -------  ---------  --------   ----------    --------

       Property and equipment, net                   $ 281,140    166,835   447,975        5,974    453,949
                                                       -------  ---------  --------   ----------    --------
                                                       -------  ---------  --------   ----------    --------


(1) Information for Forest's reportable segments in the United States for 1996 is not available.


Information for Forest's reportable segments relates to the Company's 1996 consolidated totals as follows:

                                                                             (In Thousands)
                                                                            ----------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments        $   29,699
                      Administrative asset depreciation                           (1,208)
                      Other income, net                                            1,387
                      Interest expense                                           (23,307)
                      Minority interest in loss of subsidiary                         19
                                                                            ----------------

                      Earnings before income taxes and extraordinary item     $    6,590
                                                                            ----------------
                                                                            ----------------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $  244,118
                      Administrative assets and other                                566
                                                                            ----------------

                      Total capital expenditures                              $  244,684
                                                                            ----------------
                                                                            ----------------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  453,949
                      Administrative assets, net and other                         4,293
                                                                            ----------------

                      Total property and equipment, net                       $  458,242
                                                                            ----------------
                                                                            ----------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

-------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (Statement No. 69), except as noted.

(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES - The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1998, 1997 and 1996:

                                                         UNITED                        INTER-
                                                         STATES         CANADA        NATIONAL          TOTAL
                                                      ------------  ------------   -------------    -----------
                                                                          (IN THOUSANDS)
1998

     PROPERTY ACQUISITION COSTS (UNDEVELOPED
         LEASES AND PROVED PROPERTIES)                 $ 310,536          17,628         11,000        339,164
     EXPLORATION COSTS                                    39,532          17,447          3,435         60,414
     DEVELOPMENT COSTS                                    61,436           9,137              -         70,573
                                                      ------------  ------------   -------------    -----------

         TOTAL                                         $ 411,504          44,212         14,435        470,151
                                                      ------------  ------------   -------------    -----------
                                                      ------------  ------------   -------------    -----------

1997

     Property acquisition costs (undeveloped
         leases and proved properties)                 $   1,704           6,675              -          8,379
     Exploration costs                                    50,686          14,752              -         65,438
     Development costs                                    46,160          36,218              -         82,378
                                                      ------------  ------------   -------------    -----------

         Total                                         $  98,550          57,645              -        156,195
                                                      ------------  ------------   -------------    -----------
                                                      ------------  ------------   -------------    -----------

1996

     Property acquisition costs (undeveloped
         leases and proved properties)                 $  16,122         142,833              -        158,955
     Exploration costs                                    36,696           6,743              -         43,439
     Development costs                                    21,916          19,808              -         41,724
                                                      ------------  ------------   -------------    -----------

         Total                                         $  74,734         169,384              -        244,118
                                                      ------------  ------------   -------------    -----------
                                                      ------------  ------------   -------------    -----------


(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated were as follows:

                                                                        1998           1997            1996
                                                                  --------------- --------------  -------------
                                                                                     (In Thousands)
   Costs related to proved properties                              $   1,923,521      1,521,325      1,381,289
   Costs related to unproved properties:
       Costs subject to depletion                                          6,344         12,217         32,007
       Costs not subject to depletion                                     99,487         60,901         43,916
                                                                  --------------- --------------  -------------
                                                                       2,029,352      1,594,443      1,457,212
   Less accumulated depletion and valuation allowance                 (1,367,086)    (1,075,940)    (1,001,604)
                                                                  --------------- --------------  -------------
                                                                   $     662,266        518,503        455,608
                                                                  --------------- --------------  -------------
                                                                  --------------- --------------  -------------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

(C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - Results of operations from producing activities for the years ended December 31, 1998, 1997 and 1996 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

                                                                     UNITED
                                                                     STATES           CANADA          TOTAL
                                                                  --------------- --------------  -------------
                                                                                     (IN THOUSANDS)

1998

       OIL AND GAS SALES                                          $   131,251          39,489        170,740

       PRODUCTION EXPENSE                                              29,891          12,092         41,983
       DEPLETION EXPENSE                                               74,482          22,226         96,708
       PROVISION FOR IMPAIRMENT OF OIL AND GAS PROPERTIES             139,500          60,000        199,500
       INCOME TAX BENEFIT                                                   -         (23,418)       (23,418)
                                                                  --------------- --------------  -------------

                                                                      243,873          70,900        314,773
                                                                  --------------- --------------  -------------

       RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES            $  (112,622)        (31,411)      (144,033)
                                                                  --------------- --------------  -------------
                                                                  --------------- --------------  -------------

1997

       Oil and gas sales                                          $   100,895          54,347        155,242

       Production expense                                              20,863          15,421         36,284
       Depletion expense                                               51,741          24,708         76,449
       Income tax expense                                                   -           7,191          7,191
                                                                  --------------- --------------  -------------

                                                                       72,604          47,320        119,924
                                                                  --------------- --------------  -------------

       Results of operations from producing activities            $    28,291           7,027         35,318
                                                                  --------------- --------------  -------------
                                                                  --------------- --------------  -------------

1996

       Oil and gas sales                                          $    80,811          47,902        128,713

       Production expense                                              19,789          12,410         32,199
       Depletion expense                                               39,331          20,297         59,628
       Income tax expense                                                   -           6,864          6,864
                                                                  --------------- --------------  -------------

                                                                       59,120          39,571         98,691
                                                                  --------------- --------------  -------------

       Results of operations from producing activities            $    21,691           8,331         30,022
                                                                  --------------- --------------  -------------
                                                                  --------------- --------------  -------------


(D) ESTIMATED PROVED OIL AND GAS RESERVES - The Company's estimate of its proved and proved developed future net recoverable oil and gas reserves and changes for 1996, 1997 and 1998 follows. The Canadian reserves at December 31, 1998 and 1997 and 1996 include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997 and 1996 but which is a wholly-owned subsidiary as of December 31, 1998.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangement, including energy swap agreements (see Note 11), but not on escalations based on future conditions. Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

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

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

                                                              LIQUIDS                             GAS
                                                    -----------------------------   --------------------------------
                                                               (MBBLS)                           (MMCF)
                                                     UNITED                           UNITED
                                                     STATES     CANADA      TOTAL     STATES      CANADA     TOTAL
                                                    --------  ---------   -------   ----------  ---------  ---------
Balance at December 31, 1995                          6,129      4,338     10,467     215,672     16,218    231,890
      Revisions of previous estimates                   335       (431)       (96)     (4,989)    (3,446)    (8,435)
      Extensions and discoveries                        357      4,440      4,797      32,507      7,779     40,286
      Production                                     (1,030)    (1,645)    (2,675)    (25,456)   (13,872)   (39,328)
      Sales of reserves in place                        (16)      (612)      (628)     (1,132)      (326)    (1,458)
      Purchases of reserves in place                     23     12,126     12,149      14,653     96,572    111,225
                                                    --------  ---------   -------   ----------  ---------  ---------

Balance at December 31, 1996                          5,798     18,216     24,014     231,255    102,925    334,180
      Revisions of previous estimates                   965        247      1,212      23,173     12,779     35,952
      Extensions and discoveries                        876      1,688      2,564      37,759     12,005     49,764
      Production                                     (1,267)    (1,940)    (3,207)    (34,018)   (15,017)   (49,035)
      Sales of reserves in place                       (268)        11       (257)     (4,349)       217     (4,132)
      Purchases of reserves in place                     22        288        310       1,033      7,483      8,516
      Settlement of volumetric production payment         -          -          -       3,070          -      3,070
                                                    --------  ---------   -------   ----------  ---------  ---------

BALANCE AT DECEMBER 31, 1997                          6,126     18,510     24,636     257,923    120,392    378,315
      REVISIONS OF PREVIOUS ESTIMATES                   347     (3,095)    (2,748)     17,158     (9,231)     7,927
      EXTENSIONS AND DISCOVERIES                        559        336        895      37,708     31,576     69,284
      PRODUCTION                                     (2,405)    (1,864)    (4,269)    (47,394)   (14,916)   (62,310)
      SALES OF RESERVES IN PLACE                     (2,008)      (432)    (2,440)     (1,964)    (4,215)    (6,179)
      PURCHASES OF RESERVES IN PLACE                 18,965         30     18,995     161,089     16,138    177,227
                                                    --------  ---------   -------   ----------  ---------  ---------

BALANCE AT DECEMBER 31, 1998                         21,584     13,485     35,069     424,520    139,744    564,264
                                                    --------  ---------   -------   ----------  ---------  ---------
                                                    --------  ---------   -------   ----------  ---------  ---------

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

                                                         OIL AND CONDENSATE                       GAS
                                                    -----------------------------   --------------------------------
                                                               (MBBLS)                           (MMCF)
                                                    UNITED                           UNITED
                                                    STATES     CANADA     TOTAL      STATES      CANADA     TOTAL
                                                   --------  ---------   -------   ----------  ---------  ---------

PROVED DEVELOPED RESERVES AT:

     DECEMBER 31, 1995                                5,678      3,188      8,866     156,471     14,184    170,655
     DECEMBER 31, 1996                                5,311     13,260     18,571     165,629     70,856    236,485
     DECEMBER 31, 1997                                5,493     14,291     19,784     179,986    109,849    289,835
     DECEMBER 31, 1998                               16,697     13,485     30,182     332,575    135,174    467,749


(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, energy swap agreements or volumetric production payments. All cash flow amounts, including income taxes, are discounted at 10%. At December 31, 1998, 1997 and 1996, the Canadian amounts include 100% of amounts attributable to the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997 and 1996, but which is a wholly owned subsidiary as of December 31, 1998. In the case of contracts, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. Future oil and gas sales also include the estimated effects of existing energy swap agreements as discussed in Note 11.

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

                                                                                    DECEMBER 31, 1998
                                                                        ---------------------------------------
                                                                            UNITED
                                                                            STATES       CANADA        TOTAL
                                                                        ------------   ------------  ----------
                                                                                     (IN THOUSANDS)
    FUTURE OIL AND GAS SALES                                            $  1,081,183      334,242    1,415,425
    FUTURE PRODUCTION AND DEVELOPMENT COSTS                                 (396,423)    (137,711)    (534,134)
                                                                        ------------   ------------  ----------

    FUTURE NET REVENUE                                                       684,760      196,531      881,291
    10% ANNUAL DISCOUNT FOR ESTIMATED TIMING OF CASH FLOWS                  (251,205)     (82,610)    (333,815)
                                                                        ------------   ------------  ----------

    PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES               433,555      113,921      547,476
    PRESENT VALUE OF FUTURE INCOME TAX EXPENSE                                (7,193)     (17,452)     (24,645)
                                                                        ------------   ------------  ----------

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS            $    426,362       96,469      522,831
                                                                        ------------   ------------  ----------
                                                                        ------------   ------------  ----------

Undiscounted future income tax expense was $18,327,000 in the United States and $38,910,000 in Canada at December 31, 1998.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                    December 31, 1997
                                                                        ---------------------------------------
                                                                            United
                                                                             States      Canada         Total
                                                                        ------------   ------------  ----------
                                                                                     (In Thousands)
    Future oil and gas sales                                            $    759,556      470,121    1,229,677
    Future production and development costs                                 (273,850)    (193,733)    (467,583)
                                                                        ------------   ------------  ----------

    Future net revenue                                                       485,706      276,388      762,094
    10% annual discount for estimated timing of cash flows                  (176,507)     (99,081)    (275,588)
                                                                        ------------   ------------  ----------

    Present value of future net cash flows before income taxes               309,199      177,307      486,506
    Present value of future income tax expense                               (19,899)     (27,037)     (46,936)
                                                                        ------------   ------------  ----------

    Standardized measure of discounted future net cash flows            $    289,300      150,270      439,570
                                                                        ------------   ------------  ----------
                                                                        ------------   ------------  ----------


Undiscounted future income tax expense was $45,911,000 in the United States and $57,981,000 in Canada at December 31, 1997.

                                                                                    December 31, 1996
                                                                        ---------------------------------------
                                                                           United
                                                                           States        Canada        Total
                                                                        ------------   ------------  ----------
                                                                                     (In Thousands)
    Future oil and gas sales                                            $    964,943      580,563    1,545,506
    Future production and development costs                                 (258,866)    (168,136)    (427,002)
                                                                        ------------   ------------  ----------

    Future net revenue                                                       706,077      412,427    1,118,504
    10% annual discount for estimated timing of cash flows                  (250,527)    (165,788)    (416,315)
                                                                        ------------   ------------  ----------

    Present value of future net cash flows before income taxes               455,550      246,639      702,189
    Present value of future income tax expense                               (71,339)     (70,981)    (142,320)
                                                                        ------------   ------------  ----------

    Standardized measure of discounted future net cash flows            $    384,211      175,658      559,869
                                                                        ------------   ------------  ----------
                                                                        ------------   ------------  ----------

Undiscounted future income tax expense was $134,835,000 in the United States and $127,833,000 in Canada at December 31, 1996.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows. At December 31, 1998, 1997 and 1996, the Canadian amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997 and 1996, but is a wholly owned subsidiary as of December 31, 1998.

                                                                                 DECEMBER 31, 1998
                                                                     -------------------------------------------
                                                                       UNITED
                                                                        STATES         CANADA            TOTAL
                                                                     ------------   ------------      ----------
                                                                                   (IN THOUSANDS)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year                $ 289,300        150,270          439,570

Changes resulting from:
     Sales of oil and gas, net of production costs                      (101,360)       (27,397)        (128,757)
     Net changes in prices and future production costs                  (236,581)       (73,799)        (310,380)
     Net changes in future development costs                             (15,191)          (737)         (15,928)
     Extensions, discoveries and improved recovery                        46,269         23,140           69,409
     Previously estimated development costs incurred during the period    57,285          8,436           65,721
     Revisions of previous quantity estimates                             18,629        (10,909)           7,720
     Sales of reserves in place                                           (6,592)        (3,788)         (10,380)
     Purchases of reserves in place                                      330,977          3,937          334,914
     Accretion of discount on reserves at beginning of year before
         income taxes                                                     30,920         17,731           48,651
     Net change in income taxes                                           12,706          9,585           22,291
                                                                        ------------   ------------    ----------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                      $ 426,362         96,469          522,831
                                                                        ------------   ------------    ----------
                                                                        ------------   ------------    ----------


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998 was based on average natural gas prices of approximately $2.03 per MCF in the U.S. and approximately $1.38 per MCF in Canada and on average liquids prices of approximately $9.56 per barrel in the U.S. and approximately $8.91 per barrel in Canada. Subsequent to December 31, 1998 the price of natural gas decreased significantly. At March 1, 1999, the Company was receiving average natural gas prices of approximately $1.67 per MCF in the U.S. and approximately $1.20 per MCF in Canada. The NYMEX price for crude oil increased from $12.06 per barrel at December 31, 1998 to $12.24 per barrel at March 1, 1999. Had the March prices been used, the Company's standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998 would have been reduced.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                   December 31, 1997
                                                                     -------------------------------------------
                                                                        United
                                                                         States         Canada          Total
                                                                     ------------   ------------      ----------
                                                                                   (In Thousands)

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year                $ 384,211        175,658          559,869

Changes resulting from:

     Sales of oil and gas, net of production costs                       (80,895)       (38,926)        (119,821)
     Net changes in prices and future production costs                  (218,986)      (110,526)        (329,512)
     Net changes in future development costs                             (22,830)       (19,905)         (42,735)
     Extensions, discoveries and improved recovery                        48,090         19,022           67,112
     Previously estimated development costs incurred during the period    42,507         35,329           77,836
     Revisions of previous quantity estimates                             38,055         13,445           51,500
     Sales of reserves in place                                           (5,066)           301           (4,765)
     Purchases of reserves in place                                        3,142          7,264           10,406
     Settlement of volumetric production payment                           3,126              -            3,126
     Accretion of discount on reserves at beginning of year before
         income taxes                                                     45,926         24,664           70,590
     Net change in income taxes                                           52,020         43,944           95,964
                                                                     ------------   ------------      ----------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                      $ 289,300        150,270          439,570
                                                                     ------------   ------------      ----------
                                                                     ------------   ------------      ----------


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997 was based on average natural gas prices of approximately $2.55 per MCF in the U.S. and approximately $1.30 per MCF in Canada and on average liquids prices of approximately $16.73 per barrel in the U.S. and approximately $13.71 per barrel in Canada.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

(14) SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED):

-------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                   December 31, 1996
                                                                     -------------------------------------------
                                                                        United
                                                                         States        Canada            Total
                                                                     ------------   ------------      ----------
                                                                                   (In Thousands)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year               $  227,827        29,090         256,917

Changes resulting from:
   Sales of oil and gas, net of production costs                         (56,768)      (35,492)        (92,260)
   Net changes in prices and future production costs                     169,975        96,547         266,522
   Net changes in future development costs                               (14,192)       (8,256)        (22,448)
   Extensions, discoveries and improved recovery                          60,423        37,491          97,914
   Previously estimated development costs incurred during the period      19,734        18,939          38,673
   Revisions of previous quantity estimates                               (4,396)       (8,054)        (12,450)
   Sales of reserves in place                                             (2,405)       (3,993)         (6,398)
   Purchases of reserves in place                                         21,948       115,518         137,466
   Accretion of discount on reserves at beginning of year before
       income taxes                                                       24,549         3,085          27,634
   Net change in income taxes                                            (62,484)      (69,217)       (131,701)
                                                                     ------------   ------------      ----------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                     $  384,211       175,658         559,869
                                                                     ------------   ------------      ----------
                                                                     ------------   ------------      ----------


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996 was based on average natural gas prices of approximately $3.50 per MCF in the U.S. and approximately $2.10 per MCF in Canada and on average liquids prices of approximately $26.25 per barrel in the U.S. and approximately $19.10 per barrel in Canada.

                                    PART III

For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held in May 1999 which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning
Item 10 - Executive Officers of Registrant, see Part I - Item 4A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      (1)      Financial Statements

                           1.       Independent Auditors' Report

                           2. Consolidated Balance Sheets - December 31, 1998 and 1997
                           3. Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996
                           4. Consolidated Statements of Shareholders' Equity - Years ended December 31,
                                    1998, 1997 and 1996

                           5. Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996
                           6.       Notes to  Consolidated  Financial
                                    Statements - Years ended  December 31, 1998,
                                    1997 and 1996

                  (2)      Financial Statement Schedules

                           All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

                  (3) Exhibits - Forest shall, upon written request to the Corporate Secretary of Forest, addressed to Forest Oil Corporation, 1600 Broadway, Suite 2200, Denver, CO 80202, provide copies of each of the following
                           Exhibits:

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

Exhibit 3(ii)(a) Amendment No. 7 to By-Laws dated as of December 3, 1993, incorporated herein by reference to Exhibit 3(ii)(a) to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (FileNo. 0-4597).

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

Exhibit 4.3 Second Supplemental Indenture dated as of September 12, 1997 between Forest Oil Corporation, 611852 Saskatchewan Ltd. and State Street Bank and Trust Company (as successor in interest to Fleet National Bank of Connecticut (formerly known as Shawmut Bank Connecticut, National Association)), incorporated herein by reference to Exhibit 4.3 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1997 (File No. 1-13515).

Exhibit 4.4 Indenture dated as of September 29, 1997 among Canadian Forest Oil Ltd., Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).

Exhibit 4.5 Indenture dated as of February 5, 1999 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.16 to Forest Oil Corporation's Registration Statement on Form S-3 dated November 14, 1996, as amended (File No. 333-16125).

*Exhibit 4.6               Fourth Amended and Restated Credit Agreement dated
as of March 4, 1999 between Forest Oil Corporation and Subsidiary Guarantors and The Chase Manhattan Bank, as agent.

Exhibit 4.7 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated as of December 1, 1993, incorporated herein by reference to Exhibit 4.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).

Exhibit 4.8 Amendment No. 1 dated as of June 3, 1994 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

Exhibit 4.9 Amendment No. 2 dated as of August 31, 1995 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 4.10 Amendment No. 3 dated as of January 31, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit
4.9 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

Exhibit 4.11 Amendment No. 4 dated as of February 3, 1998 to Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit
4.13 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1997 (File No. 1-13515).

Exhibit 4.12 Amendment No. 5 dated as of February 3, 1998 to Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent), incorporated herein by reference to Exhibit
4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1997 (File No. 1-13515).

Exhibit 4.13 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

Exhibit 4.14 Amendment No. 1 dated as of August 31, 1995 to Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated June 3, 1994, incorporated herein by reference to Exhibit 4.16 on Form 10-K for Forest Oil Corporation for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 4.15 Amendment No. 2 dated as of January 31, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.8 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

Exhibit 4.16 Rights Agreement between Forest Oil Corporation and Mellon Securities Trust Company, as Rights Agent dated as of October 14, 1993, incorporated herein by reference to Exhibit 4.3 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

Exhibit 4.17 Amendment No. 1 dated as of July 27, 1995 to Rights Agreement dated as of October 14, 1993 between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to
Exhibit 99.5 of Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).

*Exhibit 4.18              Letter Agreement dated October 28, 1997 between
Saxon Petroleum Inc. and Bank of Montreal.

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

Exhibit 10.3 Form of non-qualified Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990 (File No.0-4597).

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

Exhibit 10.9 First Amendment to Shareholders Agreement dated as of January 24, 1996 between Forest Oil Corporation and The Anschutz Corporation, incorporated herein by reference to Exhibit 10.1 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1997 (File No. 1-13515).

Exhibit 10.10 Shareholders Agreement dated as of January 24, 1996 between Forest Oil Corporation and Joint Energy Development Investments Limited Partnership, incorporated herein by reference to Exhibit 10.12 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1995 (File No. 0-4597).

*Exhibit 21                List of Subsidiaries of the Registrant.

*Exhibit 23                Consent of KPMG LLP

*Exhibit 24                Powers of  Attorney  of the  following  Officers
and Directors: Philip F. Anschutz, William L. Britton, Cortlandt S. Dietler, William L. Dorn, Cannon Y. Harvey, James H. Lee, J. J. Simmons, III, Craig D. Slater, Michael B. Yanney.

*Exhibit 27                Financial Data Schedule

-------------------------------------------------------------------------------

*        filed herewith.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated December 11, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FOREST OIL CORPORATION
                                                        (Registrant)

Date:  March 24, 1999                              By:  /s/ Joan C. Sonnen
                                                      ------------------------
                                                        Joan C. Sonnen
                                                        Controller and Corporate
                                                        Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


    Signatures                                     Title                                     Date
    ----------                                     -----                                     ----
/s/ Robert S. Boswell                   President and Chief Executive Officer           March 24, 1999
-------------------------                  (Principal Executive Officer)
(Robert  S. Boswell)

/s/ David H. Keyte                      Executive Vice President and                    March 24, 1999
-------------------------                  Chief Financial Officer
(David H. Keyte)                           (Principal Financial Officer)


/s/ Joan C. Sonnen                      Controller and Corporate Secretary              March 24, 1999
-------------------------                  (Principal Accounting Officer)
(Joan C. Sonnen)


Philip F. Anschutz*                     Directors of the Registrant                     March 24, 1999
(Philip F. Anschutz)

/s/ Robert S. Boswell
-------------------------
(Robert S. Boswell)

William L. Britton*
(William L. Britton)

Cortlandt S. Dietler*
(Cortlandt S. Dietler)

William L. Dorn*
(William L. Dorn)

Cannon Y. Harvey*
(Cannon Y. Harvey)

James H. Lee*
(James H. Lee)

J. J. Simmons, III*
(J. J. Simmons, III)

Craig D. Slater*
(Craig D. Slater)

Michael B. Yanney*
(Michael B. Yanney)


*By     /s/ Joan C. Sonnen                                                              March 24, 1999
   -------------------------
       Joan C. Sonnen
       (as attorney-in-fact for
       each of the persons indicated)