Form 10-Q
period 1999-03-31
FOREST OIL CORP
filed 1999-05-17
CIK 38079

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

For the quarterly period ended March 31, 1999

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

         Yes __X__     No _____

                                                                Number of Shares
                                                                   Outstanding
Title of Class of Common Stock                                    April 30, 1999
------------------------------------------------------         -----------------
Common Stock, Par Value $.10 Per Share                              44,648,138

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                   March 31,         December 31,
                                                                                     1999                1998
                                                                                  ----------         ------------
                                                                                          (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $    2,182              3,415
     Accounts receivable                                                              50,404             55,587
     Other current assets                                                              4,823              2,374
                                                                                  ----------           --------


           Total current assets                                                       57,409             61,376

Net property and equipment, at cost                                                  657,932            663,310

Goodwill and other intangible assets, net                                             22,546             22,689

Other assets                                                                           9,339             12,361
                                                                                  ----------           --------

                                                                                  $  747,226            759,736
                                                                                  ----------           --------
                                                                                  ----------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   45,258             49,389
     Accrued interest                                                                  3,354              9,970
     Other current liabilities                                                         2,831              1,669
                                                                                  ----------           --------
           Total current liabilities                                                  51,443             61,028

Long-term debt                                                                       501,889            505,450
Other liabilities                                                                     16,377             16,181
Deferred income taxes                                                                  8,453              8,086

Shareholders' equity:
     Common stock                                                                      4,465              4,465
     Capital surplus                                                                 589,977            589,972
     Accumulated deficit                                                            (414,600)          (415,050)
     Accumulated other comprehensive loss                                            (10,329)            (9,948)
     Treasury stock, at cost                                                            (449)              (448)
                                                                                  ----------           --------
           Total shareholders' equity                                                169,064            168,991
                                                                                  ----------           --------
                                                                                  $  747,226            759,736
                                                                                  ----------           --------
                                                                                  ----------           --------

    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                  1999                    1998
                                                                                -------                 -------
                                                                               (In Thousands Except Production
                                                                                    and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                                           16,994                  13,665
                                                                                -------                 -------
                                                                                -------                 -------

    Oil, condensate and natural gas liquids (thousands of barrels)                1,056                     975
                                                                                -------                 -------
                                                                                -------                 -------

STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                                                $  47,506                  35,003
      Oil and gas sales:
        Gas                                                                      32,962                  27,607
        Oil, condensate and natural gas liquids                                   9,884                  12,886
                                                                                -------                 -------
             Total oil and gas sales                                             42,846                  40,493
                                                                                -------                 -------
                Total revenue                                                    90,352                  75,496

    Operating expenses:
      Marketing and processing                                                   44,187                  33,168
      Oil and gas production                                                     11,265                   8,842
      General and administrative                                                  4,098                   4,255
      Depreciation and depletion                                                 22,599                  23,333
                                                                                -------                 -------
                Total operating expenses                                         82,149                  69,598
                                                                                -------                 -------
    Earnings from operations                                                      8,203                   5,898

    Other income and expense:
      Other (income) expense, net                                                  (780)                    (78)
      Interest expense                                                           10,657                   8,506
      Translation gain on subordinated debt                                      (2,216)                 (1,024)
                                                                                -------                 -------
                Total other income and expense                                    7,661                   7,404
                                                                                -------                 -------
    Earnings (loss) before income taxes                                             542                  (1,506)

    Income tax expense (benefit):
      Current                                                                      (159)                    346
      Deferred                                                                      251                    (849)
                                                                                -------                 -------
                                                                                     92                    (503)
                                                                                -------                 -------
    Net earnings (loss)                                                         $   450                  (1,003)
                                                                                -------                 -------
                                                                                -------                 -------

    Weighted average number of common shares outstanding                         44,648                  36,975
                                                                                -------                 -------
                                                                                -------                 -------

    Basic and diluted earnings (loss) per common share                          $   .01                    (.03)
                                                                                -------                 -------
                                                                                -------                 -------

    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                             ----------------------------------
                                                                                 1999                    1998
                                                                             ----------               ---------
                                                                                         (In Thousands)
Cash flows from operating activities:
    Net earnings (loss)                                                      $      450                  (1,003)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

       Depreciation and depletion                                                22,599                  23,333
       Translation gain on subordinated debt                                     (2,216)                 (1,024)
       Amortization of deferred debt costs                                          280                     185
       Deferred income tax expense (benefit)                                        251                    (849)
       Other, net                                                                (3,228)                    (62)
       Decrease in accounts receivable                                            5,372                  18,236
       Increase in other current assets                                          (2,350)                 (3,419)
       Decrease in accounts payable                                              (1,066)                (17,678)
       Increase (decrease) in accrued interest and other current liabilities     (8,946)                    272
                                                                             ----------               ---------
                 Net cash provided by operating activities                       11,146                  17,991

Cash flows from investing activities:
    Capital expenditures for property and equipment                             (19,962)               (260,628)
    Less stock issued for acquisition                                                 -                  14,219
                                                                             ----------               ---------
                                                                                (19,962)               (246,409)
    Proceeds from sales of assets                                                12,296                       -
    Increase in other assets, net                                                  (715)                 (1,604)
                                                                             ----------               ---------
                 Net cash used by investing activities                           (8,381)               (248,013)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                43,112                 338,309
    Repayments of bank borrowings                                              (145,943)               (195,449)
    Issuance of 10 1/2% senior subordinated notes, net of issuance costs         98,825                       -
    Issuance of 8 3/4% senior subordinated notes, net of issuance costs               -                  74,812
    Redemption of 11 1/2% senior subordinated notes                                 (45)                      -
    Increase (decrease) in other liabilities, net                                    86                    (141)
                                                                             ----------               ---------
                 Net cash provided (used) by financing activities                (3,965)                217,531

Effect of exchange rate changes on cash                                             (33)                     70
                                                                             ----------               ---------
Net decrease in cash and cash equivalents                                        (1,233)                (12,421)

Cash and cash equivalents at beginning of period                                  3,415                  18,191
                                                                             ----------               ---------
Cash and cash equivalents at end of period                                   $    2,182                   5,770
                                                                             ----------               ---------
                                                                             ----------               ---------

Cash paid during the period for:
    Interest                                                                 $    9,398                   9,168
    Income taxes                                                             $      218                     647

    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

         The components of total comprehensive income (loss) for the periods consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability and are as follows:

                                                                               Three Months Ended
                                                                          ----------------------------
                                                                          March 31,          March 31,
                                                                            1999                1998
                                                                          ---------          ---------
                                                                                 (In Thousands)
                  Net earnings (loss)                                     $    450             (1,003)
                  Other comprehensive net earnings (loss)                     (381)               236
                                                                          --------             ------

                  Total comprehensive net earnings (loss)                 $     69               (767)
                                                                          --------             ------
                                                                          --------             ------

(2)      ACQUISITIONS

         In February 1998 the Company purchased interests in oil and natural gas properties in 13 fields located onshore Louisiana (the Louisiana Acquisition) from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 of cash, funded primarily from the Company's bank credit facility, and the issuance of $75,000,000 principal amount of 8 3/4% subordinated notes (see
Note 6) and 1,000,000 shares of the Company's Common Stock. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 189 BCFE at the time of purchase.

         In June 1998 Forest issued 5,950,000 shares of common stock to The Anschutz Corporation in exchange for certain oil and gas assets (the Anschutz Acquisition). The oil and gas assets acquired included an interest in The Anschutz Ranch East Field located in Utah and Wyoming. Forest's interest in this field had net proved developed producing reserves estimated at approximately 72 BCFE at the date of acquisition. The Company also acquired all of Anschutz's Canadian oil and gas assets, comprised primarily of approximately 170,000 net acres of undeveloped land, as well as 5.2 BCFE of estimated proved reserves. The acquistion included certain of Anschutz's international oil and gas assets comprised of 13 international projects encompassing approximately 18 million net acres of undeveloped land.

(3)      SUBSIDIARIES

         SAXON PETROLEUM INC. In December 1995 the Company purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon is a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. Since Forest had majority voting control over Saxon as a result of the voting common shares owned and proxies that it held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition. During 1997 Forest converted

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

(3)      SUBSIDIARIES, CONTINUED

preferred shares of Saxon into common shares and acquired additional common shares of Saxon pursuant to an equity participation agreement. These transactions increased Forest's ownership in Saxon to a 65% economic (49% voting) interest.

         In August 1998 the Company acquired all of the outstanding common shares of Saxon not previously owned by Forest in exchange for 1,081,256 shares of Forest Common Stock. A former officer of Saxon returned 9,922 shares of Forest Common Stock to Saxon in exchange for extinguishment of a loan. These shares held by Saxon have been recorded as treasury stock at March 31, 1999.

         In October 1998 ownership of Saxon was transferred from Forest to its wholly owned subsidiary, Canadian Forest Oil Ltd.

         CANADIAN FOREST OIL LTD. In January 1996 the Company acquired ATCOR Resources Ltd. of Calgary, Alberta for approximately $136,000,000, including acquisition costs of approximately $1,000,000. The purchase was funded by the net proceeds of a Common Stock offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). Canadian Forest's principal reserves and producing properties are located in Alberta and British Columbia, Canada. As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

         Canadian Forest is the issuer of the 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (see Note 6). The Company has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998. These amounts include the effects of the transfer of the Company's investment in Saxon to Canadian Forest effective October 1998.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

(3)      SUBSIDIARIES, CONTINUED

                                                                                      March 31,         March 31,
                                                                                        1999              1998
                                                                                      ---------         ---------
                                                                                             (In Thousands)
         CANADIAN FOREST OIL LTD.

         Summarized Consolidated Balance Sheet Information:

                  ASSETS

                    Current assets                                                  $    20,601           25,245
                    Net property and equipment                                          135,670          123,215
                    Goodwill and other intangible assets, net                            22,546           25,948
                    Note receivable from parent                                          27,266           75,060
                    Other assets                                                          3,430            3,728
                                                                                    -----------         --------
                                                                                    $   209,513          253,196
                                                                                    -----------         --------
                                                                                    -----------         --------

                  LIABILITIES AND SHAREHOLDER'S EQUITY

                    Current liabilities                                             $    25,270           21,675
                    Long-term debt                                                       24,143                -
                    8 3/4% Senior Subordinated Notes                                    199,976          199,974
                    Other liabilities                                                       302              367
                    Deferred income taxes                                                 9,828           35,113
                    Shareholder's equity (deficit)                                      (50,006)          (3,933)
                                                                                    -----------         --------
                                                                                    $   209,513          253,196
                                                                                    -----------         --------
                                                                                    -----------         --------

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       1999               1998
                                                                                    -----------         --------
                                                                                            (In Thousands)
         Summarized Consolidated Statements of Operations Information:
                    Revenue                                                         $    53,609           40,022
                                                                                    -----------         --------
                                                                                    -----------         --------
                    Income (loss) before income taxes                               $       822           (2,169)
                                                                                    -----------         --------
                                                                                    -----------         --------
                    Net income (loss)                                               $       882           (1,046)
                                                                                    -----------         --------
                                                                                    -----------         --------

(4)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                                                     March 31,       December 31,
                                                                                       1999              1998
                                                                                    -----------      ------------
                                                                                            (In Thousands)
                  Oil and gas properties                                            $ 2,046,706        2,029,352
                  Buildings, transportation and
                    other equipment                                                      12,519           12,356
                                                                                    -----------        ---------
                                                                                      2,059,225        2,041,708

                  Less accumulated depreciation,
                    depletion and valuation allowance                                 1,401,293        1,378,398
                                                                                    -----------        ---------
                                                                                    $   657,932          663,310
                                                                                    -----------        ---------
                                                                                    -----------        ---------

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

(5)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following:

                                                        March 31,      December 31,
                                                          1999             1998
                                                       ----------      ------------
                                                              (In Thousands)
                  Goodwill                             $   15,193           14,980
                  Gas marketing contracts                  13,256           13,070
                                                       ----------        ---------

                                                           28,449           28,050
                  Less accumulated amortization            (5,903)          (5,361)
                                                       ----------        ---------

                                                       $   22,546           22,689
                                                       ----------        ---------
                                                       ----------        ---------


         Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(6)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                                                       March 31,       December 31,
                                                                          1999             1998
                                                                      ----------       ------------
                                                                             (In Thousands)
                  Global Credit Facility:
                      U.S. borrowings                                 $  170,300          261,400
                      Canadian borrowings                                      -           10,456
                  Saxon Credit Facility                                   24,143           24,942
                  8 3/4% Senior Subordinated Notes                       199,976          199,976
                  10 1/2% Senior Subordinated Notes                       98,839                -
                  11 1/4% Senior Subordinated Notes                        8,631            8,676
                                                                      ----------          -------
                                                                      $  501,889          505,450
                                                                      ----------          -------
                                                                      ----------          -------

         On February 2, 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes which were sold at 100.375%. Net proceeds were used to provide funds for the Louisiana Acquisition. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes that were issued in September 1997.

         The Company is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the increase in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 1999, the Company reported a noncash translation gain of approximately $2,216,000.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

(6)      LONG-TERM DEBT, CONTINUED

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

         In February 1999 Forest completed a public offering of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006. The 10 1/2% Notes were issued at 98.811% of par.

(7)      EARNINGS (LOSS) PER SHARE

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

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                                      Three months ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                    1999 (1)          1998 (2)
                                                                                   ----------         --------
                                                                                      (In Thousands Except
                                                                                       Per Share Amounts)
         Net earnings (loss) available to common shareholders                      $      450           (1,003)

         Weighted average common shares outstanding
              during the period                                                        44,648           36,975

                Add dilutive effects of:
                  Employee options                                                          -                -
                                                                                   ----------         --------
         Weighted average common shares outstanding
              including the effects of dilutive securities                             44,648           36,975
                                                                                   ----------         --------
                                                                                   ----------         --------

         Basic earnings (loss)  per share                                          $      .01             (.03)
                                                                                   ----------         --------
                                                                                   ----------         --------
         Diluted earnings (loss) per share                                         $      .01             (.03)
                                                                                   ----------         --------
                                                                                   ----------         --------

(1) At March 31, 1999, options to purchase 3,057,000 shares of common stock at prices ranging from $7.44 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the three months ended March 31, 1999. The exercise prices of these options were greater than the average market price of the common stock during the quarter. These options expire at various dates from 2000 through 2009.

(2) At March 31, 1998, options to purchase 1,900,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the three months ended March 31, 1998. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 through 2007.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

(8)      BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Forest has five reportable segments: oil and gas operations in the Gulf Coast Offshore Region, Gulf Coast Onshore Region, Western Region and in Canada, and marketing and processing operations in Canada. The segments were determined based upon the type of operations in each segment and the geographical location of each segment. The segment data presented below was prepared on the same basis as Forest's consolidated financial statements.

Three months ended March 31, 1999
---------------------------------
                                                    Oil and Gas Operations
                                    ---------------------------------------------------------  Marketing
                                    Gulf Coast Region                                             and
                                    -----------------   Western    Total                       Processing  Total
                                    Offshore  Onshore    Region     U.S.    Canada     Total     Canada   Company
                                    --------  -------    ------    ------   ------    -------    ------   -------
                                                                     (In Thousands)
Revenue                             $ 20,262    7,435     6,927    34,624     8,331    42,955    47,397   90,352

Marketing and processing expense           -        -         -         -         -         -    44,187   44,187
Oil and gas production expense         3,084    4,368     1,421     8,873     2,392    11,265         -   11,265
General and administrative expense     1,271      875       571     2,717       729     3,446       652    4,098
Depreciation and depletion expense    12,140    3,728     2,099    17,967     3,897    21,864       465   22,329
                                    --------  -------   -------   -------   -------   -------    ------  -------

Earnings (loss) from operations     $  3,767   (1,536)    2,836     5,067     1,313     6,380     2,093    8,473
                                    --------  -------   -------   -------   -------   -------    ------  -------
                                    --------  -------   -------   -------   -------   -------    ------  -------

Capital expenditures                $  2,367    5,951     1,164     9,482     9,793    19,275         -   19,275
                                    --------  -------   -------   -------   -------   -------    ------  -------
                                    --------  -------   -------   -------   -------   -------    ------  -------

Property and equipment, net         $117,809  263,147   102,235   483,191   154,103   637,294         -  637,294
                                    --------  -------   -------   -------   -------   -------    ------  -------
                                    --------  -------   -------   -------   -------   -------    ------  -------

Information for Forest's reportable segments relates to the Company's March 31, 1999 consolidated totals as follows:

                                                                            (In Thousands)
                                                                            --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $    8,473
                      Administrative asset depreciation                             (270)
                      Other income, net                                              780
                      Interest expense                                           (10,657)
                      Translation gain on subordinated debt                        2,216
                                                                              ----------
                      Earnings before income taxes                            $      542
                                                                              ----------
                                                                              ----------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   19,275
                      International interests                                        208
                      Administrative assets and other                                479
                                                                              ----------
                      Total capital expenditures                              $   19,962
                                                                              ----------
                                                                              ----------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  637,294
                      International interests                                     14,643
                      Administrative assets, net and other                         5,995
                                                                              ----------
                      Total property and equipment, net                       $  657,932
                                                                              ----------
                                                                              ----------

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

Three months ended March 31, 1998
---------------------------------
                                                     Oil and Gas Operations
                                    ---------------------------------------------------------  Marketing
                                     Gulf Coast Region                                            and
                                    ------------------   Western  Total                        Processing   Total
                                    Offshore   Onshore   Region    U.S.     Canada      Total    Canada   Company
                                    --------   -------   ------   ------    ------     ------    ------   -------
                                                                     (In Thousands)
Revenue                             $ 18,530    8,257     2,317    29,104    11,543    40,647    34,849   75,496
Marketing and processing expense           -        -         -         -         -         -    33,168   33,168
Oil and gas production expense         3,144    1,859       869     5,872     2,970     8,842         -    8,842
General and administrative expense       794    1,125       259     2,178     1,330     3,508       747    4,255
Depreciation and depletion expense    12,195    3,747       158    16,100     6,417    22,517       471   22,988
                                    --------  -------    ------   -------   -------    -------   ------  -------
Earnings from operations            $  2,397    1,526     1,031     4,954       826     5,780       463    6,243
                                    --------  -------    ------   -------   -------    -------   ------  -------
                                    --------  -------    ------   -------   -------    -------   ------  -------

Capital expenditures                $ 11,522  232,047     5,603   249,172    11,180    260,352        -  260,352
                                    --------  -------    ------   -------   -------    -------   ------  -------
                                    --------  -------    ------   -------   -------    -------   ------  -------

Property and equipment, net         $166,773  306,166    76,808   549,747   200,389    750,136    5,279  755,415
                                    --------  -------    ------   -------   -------    -------   ------  -------
                                    --------  -------    ------   -------   -------    -------   ------  -------

Information for Forest's reportable segments relates to the Company's March 31, 1998 consolidated totals as follows:

                                                                            (In Thousands)
                                                                            --------------
                      LOSS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $    6,243
                      Administrative asset depreciation                             (345)
                      Other income, net                                               (2)
                      Interest expense                                            (8,506)
                      Minority interest in loss of subsidiary                         80
                      Translation gain on subordinated debt                        1,024
                                                                              ----------
                      Loss before income taxes                                $   (1,506)
                                                                              ----------
                                                                              ----------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $  260,352
                      Administrative assets and other                                276
                                                                              ----------
                      Total capital expenditures                              $  260,628
                                                                              ----------
                                                                              ----------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  755,415
                      Administrative assets, net and other                         5,308
                                                                              ----------
                      Total property and equipment, net                       $  760,723
                                                                              ----------
                                                                              ----------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 1999 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business -Forward-Looking Statements and Risk Factors" in the 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 1999

         Net earnings for the first quarter of 1999 were $450,000 or $.01 per basic and diluted common share compared to a net loss of $1,003,000 or $.03 per basic and diluted common share in the corresponding period of 1998. The 1999 and 1998 periods include gains on foreign currency translation of $2,216,000 and $1,024,000, respectively, related to subordinated debt issued by a Canadian subsidiary.

         Marketing and processing revenue increased by 36% to $47,506,000 in the first quarter of 1999 from $35,003,000 in the first quarter of 1998 and the related marketing and processing expense also increased by 33% to $44,187,000 in the first quarter of 1999 from $33,168,000 in the previous year. The gross margin reported for marketing and processing activities increased to $3,319,000 in the first quarter of 1999 from $1,835,000 in the first quarter of 1998. The increase resulted primarily from the sale of processing facilities during the quarter, offset to some extent by the effects of a more competitive market which caused trading margins to tighten.

         Oil and gas sales revenue increased by 6% to $42,846,000 in the first quarter of 1999 from $40,493,000 in the first quarter of 1998. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the first quarter of 1999 increased 20% from the comparable 1998 period. The increases in production are primarily due to discoveries in the Gulf of Mexico being brought on production as well as production attributable to property acquisitions in the second quarter of 1998. The average sales price received for natural gas in the first quarter of 1999 decreased 4% compared to the average sales price received in the corresponding 1998 period. The average sales price received for liquids production during the first quarter of 1999 decreased 29% compared to the average sales price received during the comparable 1998 period.

         Oil and gas production expense of $11,265,000 in the first quarter of 1999 increased 27% from $8,842,000 in the comparable period of 1998 primarily as a result of increased workover expense in the 1999 period as well as additional production expense related to acquired properties. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 7% in the first quarter of 1999 to $.48 per MCFE from $.45 MCFE in the first quarter of 1998.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                   Three Months Ended March 31, 1999
                                               -------------------------------------------------------------------
                                               Offshore     Onshore
                                               Gulf of       Gulf                    Total                  Total
                                                Mexico       Coast     Western       U.S.       Canada     Company
                                               -------       -----     -------      ------      ------     -------
      NATURAL GAS

        Production (MMCF)                        8,272       2,621       2,718      13,611       3,383     16,994
        Sales price received (per MCF)         $  1.83        1.70        1.71        1.78        1.28       1.68
        Effects of energy swaps (per MCF)(1)       .31         .42         .28         .33        (.02)       .26
                                               -------       -----     -------      ------      ------     ------
        Average sales price (per MCF)          $  2.14        2.12        1.99        2.11        1.26       1.94

      LIQUIDS

      Oil and condensate:

        Production (MBBLS)                         255         171          61         487         305        792
        Sales price received (per BBL)         $  8.87       11.08       12.26       10.07       10.63      10.28
        Effects of energy swaps (per BBL)(1)         -         .54           -         .19           -        .12
                                               -------       -----     -------      ------      ------     ------
        Average sales price (per BBL)          $  8.87       11.62       12.26       10.26       10.63      10.40

      Natural gas liquids:

        Production (MBBLS)                           1          39         112         152        112         264
        Average sales price (per BBL)          $ 10.00        7.21        4.77        5.43       7.33        6.23

      Total liquids production (MBBLS)             256         210         173         639        417       1,056
      Average liquids sales price (per BBL)    $  8.88       10.80        7.41        9.11       9.74        9.36


      TOTAL PRODUCTION:

      Production volumes (MMCFE)                 9,808       3,881       3,756      17,445      5,885      23,330
      Average sales price (per MCFE)           $  2.04        2.02        1.78        1.98       1.42        1.83
      Operating expense (per MCFE)                 .31        1.13         .38         .51        .41         .48
                                               -------       -----     -------      ------      ------     ------

      Netback (per MCFE)                       $  1.73         .89        1.40        1.47       1.01        1.35
                                               -------       -----     -------      ------      ------     ------
                                               -------       -----     -------      ------      ------     ------


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 8,565 MMCF in the three months ended March 31, 1999. Hedged oil and condensate volumes were 70,000 barrels in the three months ended March 31, 1999. The aggregate net gain under energy swap agreements was $4,472,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                 Three Months Ended March 31, 1998
                                               ---------------------------------------------------------------------
                                               Offshore     Onshore
                                               Gulf of       Gulf                   Total                     Total
                                               Mexico        Coast     Western       U.S.      Canada        Company
                                               -------       -----     -------      -----      ------        -------
      NATURAL GAS

        Production (MMCF)                        6,210       2,686         922       9,818      3,847        13,665
        Sales price received (per MCF)         $  2.22        2.18        2.06        2.19       1.24          1.93
        Effects of energy swaps (per MCF)(1)       .19         .04           -         .13        .01           .09
                                               -------       -----     -------       -----     ------        ------
        Average sales price (per MCF)          $  2.41        2.22        2.06        2.32       1.25          2.02

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         244         147          28         419        385           804
        Sales price received (per BBL)         $ 12.87       14.24       14.21       13.44      13.51         13.48
        Effects of energy swaps (per BBL)(1)       .84           -           -         .49       1.11           .78
                                               -------       -----     -------       -----     ------        ------

        Average sales price (per BBL)          $ 13.71       14.24       14.21       13.93      14.62         14.26

      Natural gas liquids:

        Production (MBBLS)                           -          39           3          42        129           171
        Average sales price (per BBL)          $     -        7.54        7.67        7.55       8.54          8.30

      Total liquids production (MBBLS)             244         186          31         461        514           975
      Average liquids sales price (per BBL)    $ 13.71       12.83       13.58       13.35      13.10         13.22


      TOTAL PRODUCTION

      Production volumes (MMCFE)                 7,674       3,802       1,108      12,584      6,931        19,515
      Average sales price (per MCFE)           $  2.38        2.20        2.09        2.31       1.66          2.07
      Operating expense (per MCFE)                 .41         .49         .78         .47        .43           .45
                                               -------       -----     -------       -----     ------        ------
      Netback (per MCFE)                       $  1.97        1.71        1.31        1.84       1.23          1.62
                                               -------       -----     -------       -----     ------        ------
                                               -------       -----     -------       -----     ------        ------

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

         General and administrative expense decreased to $4,098,000 in the first quarter of 1999 compared to $4,255,000 in the comparable period of 1998. Total overhead costs (capitalized and expensed general and administrative costs) were $6,295,000 in the first quarter of 1999 compared to $6,164,000 in the comparable period of 1998.

         The following table summarizes the total overhead costs incurred during the periods:

                                                                            Three Months Ended

                                                                     March 31,      March 31,
                                                                       1999            1998
                                                                     ---------      ---------
                                                                          (In Thousands)
                  Overhead costs capitalized                          $2,197          1,909
                  General and administrative costs expensed (1)        4,098          4,255
                                                                      ------          -----
                      Total overhead costs                            $6,295          6,164
                                                                      ------          -----
                                                                      ------          -----

 (1) Includes $652,000 and $747,000 related to marketing and processing operations for the three months ended March 31, 1999 and 1998, respectively.

         Depreciation and depletion expense decreased 3% to $22,599,000 in the first quarter of 1999 from $23,333,000 in the first quarter of 1998. On a per-unit basis, depletion expense was approximately $.94 per MCFE in the first quarter of 1999 compared to $1.15 per MCFE in the corresponding 1998 period. The decline in the depletion rate during 1999 is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to the writedowns of oil and gas properties in the third and fourth quarters of 1998. At March 31, 1999 Forest had undeveloped properties with a cost basis of approximately $55,615,000 in the U.S. and $26,739,000 in Canada which were not subject to depletion, compared to approximately $69,558,000 in the U.S. and $19,917,000 in Canada at March 31, 1998. The decrease in the U.S. is attributable primarily to impairment of undeveloped properties. The increase in Canada is attributable primarily to the purchase of undeveloped acreage. At March 31, 1999 Forest also had approximately $14,643,000 of costs related to international interests. These costs are not being depleted pending the establishment of proved reserves.

         Other income was $780,000 in the first quarter of 1999 and was $78,000 in the first quarter of 1998. The 1999 period includes a gain on the sale of an investment in subsidiary.

         Interest expense increased 25% to $10,657,000 in the first quarter of 1999 compared to $8,506,000 in the corresponding 1998 period, due primarily to higher debt levels.

         The foreign currency translation gain was $2,216,000 in the first quarter of 1999, compared to a gain of $1,024,000 in the first quarter of 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6628 per $1.00 U.S. at March 31, 1999 compared to $.6535 at December 31, 1998. The Company is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

LIQUIDITY AND CAPITAL RESOURCES

         Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. In 1998 and early 1999, we completed several transactions that improved our financial position.

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

- In February 1999 we issued $100,000,000 of 10 1/2% Senior Subordinated Notes (the 10 1/2% Notes) due 2006 which were sold at 98.811% of par.

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

         In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. At current production and borrowing levels, Forest's sensitivity to price declines is significantly increased compared to prior periods. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have five offshore Gulf of Mexico wells whose combined production represents approximately 27% of our consolidated daily deliverability at May 1, 1999. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

         BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada are currently $275,000,000 and $25,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

         At March 31, 1999, the outstanding borrowings under the global credit facility were $170,300,000 in the U.S. There was no outstanding balance in Canada. At April 30, 1999, the borrowing base was $250,000,000 and the outstanding borrowings under the Global Credit Facility were $165,600,000 in the U.S. and $4,640,000 in Canada, with an average effective interest rate of 6.5%. At April 30, 1999 the Company has also used the global credit facility for Letters of Credit in the amount of $233,000 in the U.S. and $1,144,000 CDN in Canada.

         Saxon Petroleum is an unrestricted subsidiary under the terms of Forest's global credit facility and its subordinated debt. Saxon, a wholly-owned subsidiary of Canadian Forest Oil Ltd., has a separate credit facility with a $36,400,000 CDN borrowing base, of which $35,882,000 CDN was drawn as of April 30, 1999. Forest is examining various alternatives with respect to this credit facility, but has the ability to fund any potential borrowing base reduction from the global credit facility if necessary.

         WORKING CAPITAL. Forest had a working capital surplus of approximately $5,966,000 at March 31, 1999 compared to approximately $348,000 at December 31, 1998. The increase is due to disbursements for interest and other payables being funded primarily by drawdowns on the global credit facility.

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

         CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities decreased to $11,146,000 in 1999 compared to $17,991,000 in 1998. The 1999 period included decreases due to working capital changes of $6,990,000. The 1998 period included decreases due to working capital changes of $2,589,000. We used $8,381,000 for investing activities in 1999 compared to $248,013,000 in 1998. The 1998 period included the purchase of properties in the Louisiana Acquisition for approximately $230,776,000. The 1999 capital expenditures were primarily for exploration and development activities. Cash used by financing activities in 1999 was $3,965,000 compared to cash provided of $217,531,000 in 1998. The 1999 period included net repayments of bank borrowings of $102,831,000 and net proceeds of $98,825,000 from the issuance of the 10 1/2% Notes. The 1998 period included net bank borrowings of $142,860,000 and net proceeds of $74,812,000 from the issuance of the 8 3/4% Notes.

         CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first quarter of 1999 and 1998 were as follows:

                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                    1999                 1998
                                                                 ----------            -------
                                                                          (In Thousands)
       Property acquisition costs:

           Proved properties                                     $     (732)           202,176
           Undeveloped properties                                         -             30,033
                                                                 ----------            -------
                                                                       (732)           232,209

       Exploration costs:

           Direct costs                                              11,666             17,030
           Overhead capitalized                                         769                896
                                                                 ----------            -------
                                                                     12,435             17,926

       Development costs:

           Direct costs                                               6,384              9,204
           Overhead capitalized                                       1,428              1,013
                                                                 ----------            -------
                                                                      7,812             10,217
                                                                 ----------            -------
                                                                 $   19,515            260,352
                                                                 ----------            -------
                                                                 ----------            -------

         Forest's budgeted 1999 direct expenditures for exploration and development are approximately $78,000,000. We intend to meet our 1999 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

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

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.7 BCF of natural gas through the remainder of 1999 at an average price of $2.69 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.24 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998 Canadian Forest supplied 27% of the gas for the Netback Pool.

         HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. At March 31, 1999 Forest had natural gas swaps for an aggregate of approximately 72 BBTU (billion British Thermal Units) per day of natural gas during the remainder of 1999 at fixed prices ranging from $1.53 per MMBTU (million British Thermal Units) on an Alberta Energy Company "C" (AECO "C") basis to $2.36 per MMBTU on a New York Mercantile Exchange (NYMEX) basis, an aggregate of approximately 2 BBTU per day of natural gas during 2000 at fixed prices ranging from $2.01 to $2.34 per MMBTU (NYMEX basis) and an aggregate of approximately 2 BBTU per day of natural gas during 2001 at fixed prices ranging from $2.03 to $2.36 per MMBTU (NYMEX basis). The weighted average hedged price for natural gas under such agreements is $2.17, $2.12 and $2.14 per MMBTU in 1999, 2000 and 2001, respectively. Also at March 31, 1999 Forest had oil swaps for an aggregate of approximately 3,000 barrels per day of oil during the remainder of 1999 at fixed prices ranging from $14.00 to $14.50 (NYMEX basis). The weighted average hedged price for oil under such agreements is $14.17 per barrel.

         Subsequent to March 31, 1999 we entered into two natural gas swaps for an aggregate of 30 BBTU per day of natural gas from May 1999 through July 1999 at a weighted average fixed price of $2.12 per MMBTU (NYMEX basis), as well as one natural gas swap for 10 BBTU per day of natural gas from April 2000 through October 2000 at a fixed price of $2.30 per MMBTU (NYMEX basis). We also entered into three oil swaps for an aggregate of 3,500 barrels of oil per day from May, 1999 to October, 1999 at a weighted average fixed price of $17.50 per barrel (NYMEX basis).

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

         Forest believes that its Year 2000 project is approximately 80% complete as of April 30, 1999.

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

         There were no sales of unregistered securities during the first quarter of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  *        Exhibit 27       Financial Data Schedule.

*   Filed with this report.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by Forest during the first quarter of 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOREST OIL CORPORATION

                                                   (Registrant)

Date:  May 14, 1999                             /s/ Joan C. Sonnen
                                         -------------------------------------
                                                    Joan C. Sonnen
                                           Vice President - Controller and
                                                  Corporate Secretary
                                         (Signed on behalf of the registrant)

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