Form 10-Q
period 1999-06-30
FOREST OIL CORP
filed 1999-07-30
CIK 38079

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

         Yes  X  No
             ---    ---
                                                           Number of Shares
                                                              Outstanding
Title of Class of Common Stock                               July 23, 1999
------------------------------                             ----------------
Common Stock, Par Value $.10 Per Share                         44,700,378

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                              June 30,              December 31,
                                                                                1999                    1998
                                                                              --------              ------------
                                                                                       (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents                                                $   2,413                   3,415
     Accounts receivable                                                         53,754                  55,587
     Other current assets                                                         4,299                   2,374
                                                                                -------                 -------

           Total current assets                                                  60,466                  61,376

Net property and equipment, at cost                                             666,480                 663,310

Goodwill and other intangible assets, net                                        22,617                  22,689

Other assets                                                                      9,397                  12,361
                                                                                -------                 -------
                                                                             $  758,960                 759,736
                                                                                -------                 -------
                                                                                -------                 -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $   48,044                  49,389
     Accrued interest                                                             9,240                   9,970
     Other current liabilities                                                    4,784                   1,669
                                                                                -------                 -------
           Total current liabilities                                             62,068                  61,028

Long-term debt                                                                  502,671                 505,450
Other liabilities                                                                14,375                  16,181
Deferred income taxes                                                             7,587                   8,086


Shareholders' equity:
     Common stock                                                                 4,465                   4,465
     Capital surplus                                                            590,010                 589,972
     Accumulated deficit                                                       (410,557)               (415,050)
     Accumulated other comprehensive loss                                       (11,210)                 (9,948)
     Treasury stock, at cost                                                       (449)                   (448)
                                                                                -------                 -------
           Total shareholders' equity                                           172,259                 168,991
                                                                                -------                 -------
                                                                              $ 758,960                 759,736
                                                                                -------                 -------
                                                                                -------                 -------


See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION
         Condensed Consolidated Statements of Production and Operations
                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                              ------------------------            -----------------------
                                                              June 30,        June 30,            June 30,       June 30,
                                                                1999            1998                1999           1998
                                                              --------        --------            --------       --------
                                                                (In Thousands Except Production and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                         15,751          14,297              32,745          27,962
                                                               ------          ------              ------          ------
                                                               ------          ------              ------          ------

    Oil, condensate and natural gas
      liquids (thousands of barrels)                            1,118           1,026               2,174           2,001
                                                               ------          ------              ------          ------
                                                               ------          ------              ------          ------

STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                              $  40,514          33,839              88,020          68,842
      Oil and gas sales:
        Gas                                                    32,291          28,900              65,253          56,507
        Oil, condensate and natural gas liquids                14,782          12,434              24,666          25,320
                                                               ------          ------              ------          ------
           Total oil and gas sales                             47,073          41,334              89,919          81,827
                                                               ------          ------              ------          ------

               Total revenue                                   87,587          75,173             177,939         150,669

    Operating expenses:
        Marketing and processing                               39,664          32,096              83,851          65,264
        Oil and gas production                                 12,438           9,362              23,703          18,204
        General and administrative                              3,883           4,922               7,981           9,177
        Depreciation and depletion                             21,767          23,862              44,366          47,195
                                                               ------          ------              ------          ------
               Total operating expenses                        77,752          70,242             159,901         139,840
                                                               ------          ------              ------          ------

    Earnings from operations                                    9,835           4,931              18,038          10,829

    Other income and expense:
        Other (income) expense, net                               683          (6,704)                (97)         (6,782)
        Interest expense                                       10,407           9,755              21,064          18,261
        Translation (gain) loss on subordinated debt           (4,301)          4,186              (6,517)          3,162
                                                               ------          ------              ------          ------
               Total other income and expense                   6,789           7,237              14,450          14,641
                                                               ------          ------              ------          ------

    Earnings (loss) before income taxes and
      extraordinary item                                        3,046          (2,306)              3,588          (3,812)

    Income tax expense (benefit):
        Current                                                    78             603                 (81)            949
        Deferred                                               (1,075)          1,495                (824)            646
                                                               ------          ------              ------          ------
                                                                 (997)          2,098                (905)          1,595
                                                               ------          ------              ------          ------

    Earnings (loss) before extraordinary item                   4,043          (4,404)              4,493          (5,407)

    Extraordinary item - gain on extinguishment of debt             -           6,196                   -           6,196
                                                               ------          ------              ------          ------
    Net earnings                                            $   4,043           1,792               4,493             789
                                                               ------          ------              ------          ------
                                                               ------          ------              ------          ------

    Weighted average number of common shares
        outstanding                                            44,655          37,721              44,651          37,350
                                                               ------          ------              ------          ------
                                                               ------          ------              ------          ------


    Basic and diluted earnings (loss) per common share:
        Earnings (loss) attributable to common stock
          before extraordinary item                         $     .09             (.11)               .10            (.14)

        Extraordinary item - gain on extinguishment
          of debt                                                   -             .16                   -             .16
                                                               ------          ------              ------          ------
        Earnings attributable to common stock               $     .09             .05                 .10             .02
                                                               ------          ------              ------          ------
                                                               ------          ------              ------          ------

   See acompanying notes to condensed consolidated financial statements.

                               FOREST OIL CORPORATION
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                        -------------------------------
                                                                                           1999                 1998
                                                                                        ---------              -------
                                                                                                  (In Thousands)
Cash flows from operating activities:
    Net earnings (loss) before extraordinary item                                       $   4,493               (5,407)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and depletion                                                          44,366               47,195
       Translation (gain) loss on subordinated debt                                        (6,517)               3,162
       Amortization of deferred debt costs                                                    610                  420
       Deferred income tax expense (benefit)                                                 (824)                 646
       Other, net                                                                          (3,210)                 232
       Decrease in accounts receivable                                                      3,087                9,593
       Increase in other current assets                                                    (2,093)              (5,513)
       Increase (decrease) in accounts payable                                               (381)               1,370
       Increase in accrued interest and other current liabilities                             291                5,381
                                                                                           ------               ------
                 Net cash provided by operating activities                                 39,822               57,079

Cash flows from investing activities:
    Capital expenditures for property and equipment                                       (48,656)            (389,422)
    Less stock issued for acquisition                                                           -               81,784
                                                                                           ------               ------
                                                                                          (48,656)            (307,638)

    Proceeds from sales of assets                                                          14,781                4,411
    Increase in other assets, net                                                            (976)              (1,554)
                                                                                           ------               ------
                 Net cash used by investing activities                                    (34,851)            (304,781)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                          66,151              380,504
    Repayments of bank borrowings                                                        (168,780)            (211,652)
    Issuance of 10 1/2% senior subordinated notes, net of issuance costs                   98,825                    -
    Issuance of 8 3/4% senior subordinated notes, net of issuance costs                         -               74,620
    Redemption of 11 1/2% senior subordinated notes                                           (45)                   -
    Decrease in other liabilities, net                                                     (2,081)                (552)
                                                                                           ------               ------
                 Net cash provided (used) by financing activities                          (5,930)             242,920

Effect of exchange rate changes on cash                                                       (43)                  19
                                                                                           ------               ------

Net decrease in cash and cash equivalents                                                  (1,002)              (4,763)

Cash and cash equivalents at beginning of period                                            3,415               18,191
                                                                                           ------               ------
Cash and cash equivalents at end of period                                                 $2,413               13,428
                                                                                           ------               ------
                                                                                           ------               ------

Cash paid during the period for:
    Interest                                                                              $23,286               12,051
                                                                                           ------               ------
                                                                                           ------               ------
    Income taxes                                                                             $470                1,312
                                                                                           ------               ------
                                                                                           ------               ------

    See acompanying notes to condensed consolidated financial statements.

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

         The components of total comprehensive income (loss) for the periods consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability and are as follows:

                                 Three Months Ended June 30,      Six Months Ended June 30,
                                 ---------------------------      -------------------------
                                       1999           1998            1999          1998
                                       ----           ----            ----          ----
                                                         (In Thousands)
         Net earnings               $4,043            1,792           4,493           789
         Other comprehensive
              loss                    (881)          (1,239)         (1,262)       (1,003)
                                     -----            -----           -----         -----
         Total comprehensive
              loss                  $3,162              553           3,231          (214)
                                     -----            -----           -----         -----
                                     -----            -----           -----         -----

(2)      ACQUISITIONS

         In February 1998, Forest purchased interests in oil and natural gas properties in 13 fields located onshore Louisiana (the Louisiana Acquisition) from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 of cash, funded primarily from the bank credit facility, and the issuance of $75,000,000 principal amount of 8 3/4% subordinated notes (see Note 6) and 1,000,000 shares of Common Stock. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 189 BCFE at the time of purchase.

         In June 1998, Forest issued 5,950,000 shares of common stock to The Anschutz Corporation (Anschutz) in exchange for certain oil and gas assets (the Anschutz Acquisition). The oil and gas assets acquired included an interest in The Anschutz Ranch East Field located in Utah and Wyoming. Forest's interest in this field had net proved developed producing reserves estimated at approximately 72 BCFE at the date of acquisition. Forest acquired all of Anschutz's Canadian oil and gas assets, comprised primarily of approximately 170,000 net acres of undeveloped land, as well as 5.2 BCFE of estimated proved reserves. The acquisition also included certain of Anschutz's international oil and gas assets comprised of 13 international projects encompassing approximately 18 million net acres of undeveloped land.

(3)      SUBSIDIARIES

         SAXON PETROLEUM INC. In December 1995, Forest purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon was a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. Since Forest had majority voting control over Saxon as a result of the voting common shares owned and proxies that it held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition. During 1997 Forest converted preferred shares of Saxon into common shares and acquired additional common shares of Saxon pursuant to an equity participation agreement. These transactions increased Forest's ownership in Saxon to a 65% economic (49% voting) interest. In August 1998, Forest acquired all of the outstanding common shares of Saxon not previously owned by Forest in exchange for 1,081,256 shares of Forest Common Stock. A former officer of Saxon returned 9,922 shares of Forest Common Stock to Saxon in exchange for extinguishment of a loan. These shares held by Saxon have been recorded as treasury stock at June 30, 1999.

         In October 1998 ownership of Saxon was transferred from Forest to its wholly owned subsidiary, Canadian Forest Oil Ltd. In June 1999 Saxon was liquidated into Canadian Forest.

         CANADIAN FOREST OIL LTD. In January 1996, Forest acquired ATCOR Resources Ltd. of Calgary, Alberta for approximately $136,000,000, including acquisition costs of approximately $1,000,000. The purchase was funded by the net proceeds of a Common Stock offering and approximately $8,300,000 drawn under the Company's bank credit facility. The exploration and production business of ATCOR was renamed Canadian Forest Oil Ltd. (Canadian Forest). Canadian Forest's principal reserves and producing properties are located in Alberta and British Columbia, Canada. As part of the Canadian Forest acquisition, Forest also acquired ATCOR's natural gas marketing business, which was renamed Producers Marketing Ltd. (ProMark).

         Canadian Forest is the issuer of the 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (see Note 6). Forest has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of June 30, 1999 and December 31, 1998 and for the six months ended June 30, 1999 and 1998. These amounts include the effects of the transfer of the investment in Saxon to Canadian Forest effective October 1998.

                                                                                      June 30,         December 31,
         CANADIAN FOREST OIL LTD.                                                       1999               1998
                                                                                      --------         -----------
                                                                                              (In Thousands)
         Summarized Consolidated Balance Sheet Information:

                  ASSETS
                    Current assets                                                  $    21,622             22,240
                    Net property and equipment                                          143,186            132,081
                    Goodwill and other intangible assets, net                            22,617             22,689
                    Investment in affiliate                                              18,477                 95
                    Note receivable from parent                                           8,887             42,266
                    Other assets                                                          3,315              3,384
                                                                                       --------           --------
                                                                                    $   218,104            222,755
                                                                                       --------           --------
                                                                                       --------           --------
                  LIABILITIES AND SHAREHOLDER'S EQUITY
                    Current liabilities                                             $    27,767             27,646
                    Long-term debt                                                       30,181             35,398
                    8 3/4% Senior Subordinated Notes                                    199,977            199,976
                    Other liabilities                                                       329                345
                    Deferred income taxes                                                 8,979              9,656
                    Shareholder's equity (deficit)                                      (49,129)           (50,266)
                                                                                       --------           --------
                                                                                    $   218,104            222,755
                                                                                       --------           --------
                                                                                       --------           --------

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          1999              1998
                                                                                          ----              ----
                                                                                               (In Thousands)

         Summarized Consolidated Statements of Operations Information:
                    Revenue                                                         $   102,051             78,179
                                                                                       --------           --------
                                                                                       --------           --------
                    Income (loss) before income taxes                               $     1,919             (5,815)
                                                                                       --------           --------
                                                                                       --------           --------
                    Net income (loss)                                               $     3,063             (5,529)
                                                                                       --------           --------
                                                                                       --------           --------

(4)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                                                     June 30,          December 31,
                                                                                       1999                 1998
                                                                                     --------          ------------
                                                                                             (In Thousands)
                  Oil and gas properties                                            $ 2,078,925          2,029,352
                  Buildings, transportation and
                    other equipment                                                      13,271             12,356
                                                                                      ---------          ---------
                                                                                      2,092,196          2,041,708
                  Less accumulated depreciation,
                    depletion and valuation allowance                                 1,425,716          1,378,398
                                                                                       --------           --------
                                                                                    $   666,480            663,310
                                                                                       --------           --------
                                                                                       --------           --------

(5)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets recorded by Forest's gas marketing subsidiary consist of the following:

                                                                        June 30,      December 31,
                                                                          1999           1998
                                                                        --------      ------------
                                                                             (In Thousands)
                  Goodwill                                            $   15,562           14,980
                  Gas marketing contracts                                 13,578           13,070
                                                                          ------           ------

                                                                          29,140           28,050
                  Less accumulated amortization                           (6,523)          (5,361)
                                                                          ------           ------
                                                                      $   22,617           22,689
                                                                          ------           ------
                                                                          ------           ------

         Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(6)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                                                        June 30,      December 31,
                                                                          1999             1998
                                                                        --------      ------------
                                                                            (In Thousands)
                  Global Credit Facility:
                      U.S. borrowings                                 $  165,000          261,400
                      Canadian borrowings                                 30,181           10,456
                  Saxon Credit Facility                                        -           24,942
                  8 3/4% Senior Subordinated Notes                       199,977          199,976
                  10 1/2% Senior Subordinated Notes                       98,882                -
                  11 1/4% Senior Subordinated Notes                        8,631            8,676
                                                                         -------          -------
                                                                      $  502,671          505,450
                                                                         -------          -------
                                                                         -------          -------

         In February 1998, Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes which were sold at 100.375%. Net proceeds were used to provide funds for the Louisiana Acquisition. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes issued in September 1997.

         Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the increase in the value of the Canadian dollar relative to the U.S. dollar during the second quarter and first six months of 1999, Forest reported translation gains of approximately $4,301,000 and $6,517,000, respectively, compared to translation losses of $4,186,000 and $3,162,000 in the second quarter and first six months of 1998, respectively.

         In June 1998, Forest settled its remaining nonrecourse production payment obligation for 271,214 shares of Common Stock. The stock was valued at $3,750,000 based upon the weighted average trading price for the 10 day trading period preceding the closing date. The obligation, which originated in May 1992, had a remaining book value of approximately $9,966,000. As a result of this settlement, Forest recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in the second quarter of 1998.

         In February 1999 Forest completed a public offering, at 98.811% of par, of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006.

(7)      EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net earnings
(loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

         Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                   Three Months Ended        Six Months Ended
                                                                         June 30,                 June 30,
                                                                   -------------------     ---------------------
                                                                    1999(1)    1998(2)      1999(1)      1998(2)
                                                                   --------   --------     --------     --------
                                                                     (In Thousands Except Per Share Amounts)
         Income (loss) before extraordinary item                   $  4,043     (4,404)       4,493       (5,407)

         Weighted average common shares outstanding
              during the period                                      44,655     37,721       44,651       37,350

                Add dilutive effects of employee stock
                   options                                              348          -           96            -
                                                                   --------   --------     --------     --------

         Weighted average common shares outstanding
              including the effects of dilutive securities           45,003     37,721       44,747       37,350
                                                                   --------   --------     --------     --------
                                                                   --------   --------     --------     --------

         Basic earnings (loss) per share before
              extraordinary item                                   $    .09       (.11)         .10         (.14)
                                                                   --------   --------     --------     --------
                                                                   --------   --------     --------     --------

         Diluted earnings (loss) per share before
              extraordinary item                                   $    .09       (.11)         .10         (.14)
                                                                   --------   --------     --------     --------
                                                                   --------   --------     --------     --------

 (1) At June 30, 1999, options to purchase 1,758,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the periods. These options expire at various dates from 2003 through 2008.

(2) At June 30, 1998, options to purchase 1,915,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect of the assumed exercise of these stock options was antidilutive. These options expire at various dates from 2003 through 2007.

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

Three months ended June 30, 1999
--------------------------------
                                                    Oil and Gas Operations
                                    --------------------------------------------------------- Marketing
                                    Gulf Coast Region                                            and
                                    -----------------   Western   Total                       Procesing   Total
                                    Offshore  Onshore   Region     U.S.     Canada     Total    Canada   Company
                                    --------  -------   -------   -------  --------   -------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 19,576   10,445     7,004    37,025    10,133    47,158    40,429   87,587

Marketing and processing expense           -        -         -         -         -         -    39,664   39,664
Oil and gas production expense         3,810    4,227     1,172     9,209     3,229    12,438         -   12,438
General and administrative expense     1,090      830       625     2,545       685     3,230       653    3,883
Depreciation and depletion expense    10,510    4,446     2,236    17,192     3,833    21,025       480   21,505
                                     -------  -------   -------   -------   -------   -------   -------  -------

Earnings (loss) from operations     $  4,166      942     2,971     8,079     2,386    10,465      (368)  10,097
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Capital expenditures                $  5,446    9,141     1,222    15,809     7,496    23,305         -   23,305
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Property and equipment, net         $112,300  266,985   100,053   479,338   161,355   640,693         -  640,693
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Information for Forest's reportable segments relates to the three months ended June 30, 1999 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   10,097
                      Administrative asset depreciation                             (262)
                      Other income, net                                             (683)
                      Interest expense                                           (10,407)
                      Translation gain on subordinated debt                        4,301
                                                                                --------

                      Earnings before income taxes                            $    3,046
                                                                                --------
                                                                                --------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   23,305
                      International interests                                      4,563
                      Administrative assets and other                                827
                                                                                --------

                      Total capital expenditures                              $   28,695
                                                                                --------
                                                                                --------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  640,693
                      International interests                                     19,175
                      Administrative assets, net and other                         6,612
                                                                                --------

                      Total property and equipment, net                       $  666,480
                                                                                --------
                                                                                --------

Three months ended June 30, 1998
--------------------------------
                                                    Oil and Gas Operations
                                    --------------------------------------------------------- Marketing
                                    Gulf Coast Region                                            and
                                    -----------------   Western   Total                       Procesing   Total
                                    Offshore  Onshore   Region     U.S.     Canada     Total    Canada   Company
                                    --------  -------   -------   -------  --------   -------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 16,248   11,812     4,036    32,096     9,361    41,457    33,716   75,173

Marketing and processing expense           -        -         -         -         -         -    32,096   32,096
Oil and gas production expense         3,052    2,505     1,020     6,577     2,785     9,362         -    9,362
General and administrative expense     1,423    1,047       430     2,900     1,328     4,228       694    4,922
Depreciation and depletion expense    10,933    5,532     1,176    17,641     5,414    23,055       504   23,559
                                     -------  -------   -------   -------   -------   -------   -------  -------

Earnings (loss) from operations     $    840    2,728     1,410     4,978      (166)    4,812       422    5,234
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Capital expenditures                $ 25,500   19,574    67,089   112,163    16,223   128,386       (10) 128,376
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Property and equipment, net         $180,307  320,218   142,265   642,790   201,883   844,673     5,014  849,687
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------


Information for Forest's reportable segments relates to the three months ended June 30, 1998 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      LOSS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $    5,234
                      Administrative asset depreciation                             (303)
                      Other income, net                                            6,704
                      Interest expense                                            (9,755)
                      Translation loss on subordinated debt                       (4,186)
                                                                                --------

                      Loss before income taxes                                $   (2,306)
                                                                                --------
                                                                                --------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $  128,376
                      Administrative assets and other                                418
                                                                                --------

                      Total capital expenditures                              $  128,794
                                                                                --------
                                                                                --------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  849,687
                      Administrative assets, net and other                         5,276
                                                                                --------

                      Total property and equipment, net                       $  854,963
                                                                                --------
                                                                                --------

Six months ended June 30, 1999
------------------------------
                                                    Oil and Gas Operations
                                    ---------------------------------------------------       Marketing
                                    Gulf Coast Region                                            and
                                    -----------------   Western   Total                       Procesing   Total
                                    Offshore  Onshore   Region     U.S.     Canada     Total    Canada   Company
                                    --------  -------   -------   -------  --------   -------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 39,838   17,880    13,931    71,649    18,464    90,113    87,826  177,939

Marketing and processing expense           -        -         -         -         -         -    83,851   83,851
Oil and gas production expense         6,894    8,595     2,593    18,082     5,621    23,703         -   23,703
General and administrative expense     2,361    1,705     1,196     5,262     1,414     6,676     1,305    7,981
Depreciation and depletion expense    22,650    8,174     4,335    35,159     7,730    42,889       945   43,834
                                     -------  -------   -------   -------   -------   -------   -------  -------

Earnings (loss) from operations     $  7,933     (594)    5,807    13,146     3,699    16,845     1,725   18,570
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Capital expenditures                $  7,813   15,092     2,386    25,291    17,289    42,580         -   42,580
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Property and equipment, net         $112,300  266,985   100,053   479,338   161,355   640,693         -  640,693
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Information for Forest's reportable segments relates to the six months ended June 30, 1999 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   18,570
                      Administrative asset depreciation                             (532)
                      Other income, net                                               97
                      Interest expense                                           (21,064)
                      Translation gain on subordinated debt                        6,517
                                                                                --------

                      Earnings before income taxes                            $    3,588
                                                                                --------
                                                                                --------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   42,580
                      International interests                                      4,771
                      Administrative assets and other                              1,305
                                                                                --------

                      Total capital expenditures                              $   48,656
                                                                                --------
                                                                                --------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  640,693
                      International interests                                     19,175
                      Administrative assets, net and other                         6,612
                                                                                --------

                      Total property and equipment, net                       $  666,480
                                                                                --------
                                                                                --------

Six months ended June 30, 1998
------------------------------
                                                    Oil and Gas Operations
                                    ---------------------------------------------------       Marketing
                                    Gulf Coast Region                                            and
                                    -----------------   Western   Total                       Procesing   Total
                                    Offshore  Onshore   Region     U.S.     Canada     Total    Canada   Company
                                    --------  -------   -------   -------  --------   -------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 34,778   20,069     6,353    61,200    20,904    82,104    68,565  150,669

Marketing and processing expense           -        -         -         -         -         -    65,264   65,264
Oil and gas production expense         6,196    4,364     1,889    12,449     5,755    18,204         -   18,204
General and administrative expense     2,217    2,172       689     5,078     2,658     7,736     1,441    9,177
Depreciation and depletion expense    23,128    9,279     1,334    33,741    11,831    45,572       975   46,547
                                     -------  -------   -------   -------   -------   -------   -------  -------

Earnings from operations            $  3,237    4,254     2,441     9,932       660    10,592       885   11,477
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Capital expenditures                $ 37,022  251,621    72,692   361,335    27,403   388,738       (10) 388,728
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Property and equipment, net         $180,307  320,218   142,265   642,790   201,883   844,673     5,014  849,687
                                     -------  -------   -------   -------   -------   -------   -------  -------
                                     -------  -------   -------   -------   -------   -------   -------  -------

Information for Forest's reportable segments relates to the six months ended June 30, 1998 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      LOSS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   11,477
                      Administrative asset depreciation                             (648)
                      Other income, net                                            6,782
                      Interest expense                                           (18,261)
                      Translation loss on subordinated debt                       (3,162)
                                                                                --------

                      Loss before income taxes                                $   (3,812)
                                                                                --------
                                                                                --------

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $  388,728
                      Administrative assets and other                                694
                                                                                --------

                      Total capital expenditures                              $  389,422
                                                                                --------
                                                                                --------

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  849,687
                      Administrative assets, net and other                         5,276
                                                                                --------

                      Total property and equipment, net                       $  854,963
                                                                                --------
                                                                                --------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 1999 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business - Forward-Looking Statements and Risk Factors" in the 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 1999

         Net earnings for the second quarter of 1999 were $4,043,000 or $.09 per basic and diluted common share compared to $1,792,000 or $.05 per basic and diluted common share in the corresponding period of 1998. The 1999 period includes a gain on foreign currency translation of $4,301,000 related to subordinated debt issued by a Canadian subsidiary. The 1998 period included a $4,186,000 foreign currency translation loss, $6,603,000 of income related to settlement of a Canadian gas contract and an extraordinary gain on extinguishment of debt of $6,196,000.

         Marketing and processing revenue increased by 20% to $40,514,000 in the second quarter of 1999 from $33,839,000 in the second quarter of 1998 and the related marketing and processing expense increased by 24% to $39,664,000 in the second quarter of 1999 from $32,096,000 in the same period of the previous year. The gross margin reported for marketing and processing activities decreased to $850,000 in the second quarter of 1999 from $1,743,000 in the second quarter of 1998. The decrease resulted primarily from the effects of a more competitive market which caused trading margins to tighten.

         Oil and gas sales revenue increased by 14% to $47,073,000 in the second quarter of 1999 from $41,334,000 in the second quarter of 1998 due primarily to higher production and higher oil prices. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the second quarter of 1999 increased 10% from the comparable 1998 period, due primarily to discoveries in the Gulf of Mexico being brought on line as well as production attributable to property acquisitions in June 1998. The average sales price received for natural gas in the second quarter of 1999 increased slightly compared to the average sales price received in the corresponding 1998 period. The average sales price received for liquids production during the second quarter of 1999 increased 9% compared to the average sales price received during the comparable 1998 period.

         Oil and gas production expense of $12,438,000 in the second quarter of 1999 increased 33% from $9,362,000 in the comparable period of 1998 primarily as a result of increased workover expense in the Onshore Gulf Coast area as well as additional production expense related to acquired properties. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 20% in the second quarter of 1999 to $.55 per MCFE from $.46 MCFE in the second quarter of 1998.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                Three Months Ended June 30, 1999
                                               --------------------------------------------------------------------
                                               Offshore    Onshore
                                               Gulf of       Gulf                   Total                    Total
                                                Mexico      Coast      Western       U.S.      Canada       Company
                                               --------    -------     -------      ------     ------       -------
      NATURAL GAS

        Production (MMCF)                        7,258       2,777       2,634      12,669      3,082        15,751
        Sales price received (per MCF)         $  2.23        2.24        1.91        2.17       1.52          2.04
        Effects of energy swaps (per MCF)(1)       .02         .06         .03         .03       (.08)          .01
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per MCF)          $  2.25        2.30        1.94        2.20       1.44          2.05

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         211         233          49         493        318           811
        Sales price received (per BBL)         $ 15.50       16.59       17.20       16.18      15.19         15.79
        Effects of energy swaps (per BBL)(1)         -       (2.51)          -       (1.18)      (.35)         (.86)
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per BBL)          $ 15.50       14.08       17.20       15.00      14.84         14.93

      Natural gas liquids:
          Production (MBBLS)                         4          51         146         201        106           307
        Average sales price (per BBL)          $  6.75        7.53        8.81        8.44       9.19          8.70

      Total liquids production (MBBLS)             215         284         195         694        424         1,118
      Average liquids sales price (per BBL)    $ 15.33       12.90       10.92       13.10      13.42         13.22


      TOTAL PRODUCTION:
      Production volumes (MMCFE)                 8,548       4,481       3,804      16,833      5,626        22,459
      Average sales price (per MCFE)           $  2.30        2.24        1.91        2.20       1.80          2.09
      Operating expense (per MCFE)                 .45         .94         .31         .55        .57           .55
                                                ------      ------      ------      ------     ------        ------

      Netback (per MCFE)                       $  1.85        1.30        1.60        1.65       1.23          1.54
                                                ------      ------      ------      ------     ------        ------
                                                ------      ------      ------      ------     ------        ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 8,724 MMCF in the three months ended June 30, 1999. Hedged oil and condensate volumes were 608,000 barrels in the three months ended June 30, 1999. The aggregate net loss under energy swap agreements was $526,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                Three Months Ended June 30, 1998
                                               --------------------------------------------------------------------
                                               Offshore    Onshore
                                               Gulf of       Gulf                   Total                    Total
                                                Mexico      Coast      Western       U.S.      Canada       Company
                                               --------    -------     -------      ------     ------       -------
      NATURAL GAS

        Production (MMCF)                        5,972       3,566       1,352      10,890      3,407        14,297
        Sales price received (per MCF)         $  2.24        2.29        2.22        2.26       1.24          2.01
        Effects of energy swaps (per MCF)(1)      (.02)        .08           -         .01       (.01)          .01
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per MCF)          $  2.22        2.37        2.22        2.27       1.23          2.02

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         225         227          50         502        346           848
        Sales price received (per BBL)         $ 11.88       13.12       13.30       12.59      11.28         12.06
        Effects of energy swaps (per BBL)(1)      1.15           -           -         .51       1.66           .98
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per BBL)          $ 13.03       13.12       13.30       13.10      12.94         13.04

      Natural gas liquids:
          Production (MBBLS)                         -          33          53          86         92           178
        Average sales price (per BBL)          $     -        8.73        7.06        7.70       7.80          7.75

      Total liquids production (MBBLS)             225         260         103         588        438         1,026
      Average liquids sales price (per BBL)    $ 13.03       12.57       10.09       12.31      11.86         12.12


      TOTAL PRODUCTION
      Production volumes (MMCFE)                 7,322       5,126       1,970      14,418      6,035        20,453
      Average sales price (per MCFE)           $  2.22        2.29        2.05        2.22       1.55          2.02
      Operating expense (per MCFE)                 .42         .49         .52         .46        .46           .46
                                                ------      ------      ------      ------     ------        ------

      Netback (per MCFE)                       $  1.80        1.80        1.53        1.76       1.09          1.56
                                                ------      ------      ------      ------     ------        ------
                                                ------      ------      ------      ------     ------        ------

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


         General and administrative expense decreased to $3,883,000 in the second quarter of 1999 compared to $4,922,000 in the comparable period of 1998. Total overhead costs (capitalized and expensed general and administrative costs) were $5,748,000 in the second quarter of 1999 compared to $7,023,000 in the comparable period of 1998. The 1998 period included non-recurring expenses of Saxon as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflects the efficiencies achieved by combining
Saxon's operations with those of Canadian Forest.

         Depreciation and depletion expense decreased 9% to $21,767,000 in the second quarter of 1999 from $23,862,000 in the second quarter of 1998. On a per-unit basis, depletion expense was approximately $.94 per MCFE in the second quarter of 1999 compared to $1.13 per MCFE in the corresponding 1998 period. The decline in the depletion rate during 1999 is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to the writedowns of oil and gas properties in the third and fourth quarters of 1998.

         Other income was $6,704,000 in the second quarter of 1998. This amount includes $6,603,000 of income related to settlement of a Canadian gas contract.

         Interest expense increased 7% to $10,407,000 in the second quarter of 1999 compared to $9,755,000 in the corresponding 1998 period, due primarily to higher debt levels.

         The foreign currency translation gain was $4,301,000 in the second quarter of 1999, compared to a loss of $4,186,000 in the second quarter of 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6789 at June 30, 1999 compared to $.6628 at March 31, 1999. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Net earnings for the first six months of 1999 were $4,493,000 or $.10 per basic and diluted common share compared to $789,000 or $.02 per basic and diluted common share in the first six months of 1998. The 1999 period includes a gain on foreign currency translation of $6,517,000. The 1998 period included a $3,162,000 loss on foreign currency translation, $6,603,000 of income related to settlement of a Canadian gas contract and an extraordinary gain on extinguishment of debt of $6,196,000.

         Marketing and processing revenue increased 28% to $88,020,000 in the first six months of 1999 from $68,842,000 in the first six months of 1998. The related marketing and processing expense also increased by 28% to $83,851,000 in the 1999 period from $65,264,000 in the previous year. The gross margin reported for marketing and processing activities of $4,169,000 in the first six months of 1999 was higher than the gross margin of $3,578,000 in the first six months of 1998. The increase in the gross margin resulted primarily from a gain of $3,238,000 on sale of processing facilities in the first quarter of 1999, offset to some extent by the effects of a more competitive market which caused trading margins to tighten.

         Oil and gas sales revenue increased by 10% to $89,919,000 in the first six months of 1999 compared to $81,827,000 in the first six months of 1998. Production volumes for natural gas and liquids in the first six months of 1999 increased 17% and 9%, respectively, from the comparable 1998 period. The increases in production are due primarily to discoveries in the Gulf of Mexico being brought on production, as well as production attributable to property acquisitions in February and June of 1998. The average sales price received for natural gas in the first six months of 1999 decreased slightly compared to the corresponding 1998 period. The average sales price received for liquids during the first six months of 1999 decreased 10% compared to the average sales price received during the comparable 1998 period.

         Oil and gas production expense of $23,703,000 in the first six months of 1999 increased 30% from $18,204,000 in the comparable period of 1998, primarily as a result of increased workover expense in the Onshore Gulf Coast area as well as additional production expense related to acquired properties. On an MCFE basis, production expense increased approximately 13% in the first six months of 1999 to $.52 per MCFE from $.46 per MCFE in the first six months of 1998.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                  Six Months Ended June 30, 1999
                                               --------------------------------------------------------------------
                                               Offshore    Onshore
                                               Gulf of       Gulf                   Total                    Total
                                                Mexico      Coast      Western       U.S.      Canada       Company
                                               --------    -------     -------      ------     ------       -------
      NATURAL GAS

        Production (MMCF)                       15,530       5,398       5,352      26,280      6,465        32,745
        Sales price received (per MCF)         $  2.01        1.97        1.81        1.97       1.40          1.85
        Effects of energy swaps (per MCF) (1)      .18         .24         .16         .18       (.05)          .14
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per MCF)          $  2.19        2.21        1.97        2.15       1.35          1.99

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         466         404         110         980        623         1,603
        Sales price received (per BBL)         $ 11.87       14.26       14.46       13.14      12.96         13.06
        Effects of energy swaps (per BBL)(1)         -       (1.22)          -        (.50)      (.18)         (.37)
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per BBL)          $ 11.87       13.04       14.46       12.64      12.78         12.69

      Natural gas liquids:
        Production (MBBLS)                           5          90         258         353        218           571
        Average sales price (per BBL)          $  7.40        7.39        7.05        7.14       8.23          7.56

      Total liquids production (MBBLS)             471         494         368       1,333        841         2,174
      Average liquids sales price (per BBL)    $ 11.82       12.01        9.27       11.19      11.60         11.35


      TOTAL PRODUCTION:
      Production volumes (MMCFE)                18,356       8,362       7,560      34,278     11,511        45,789
      Average sales price (per MCFE)           $  2.16        2.14        1.84        2.09       1.61          1.96
      Operating expense (per MCFE)                 .38        1.03         .34         .53        .49           .52
                                                ------      ------      ------      ------     ------        ------

      Netback (per MCFE)                       $  1.78        1.11        1.50        1.56       1.12          1.44
                                                ------      ------      ------      ------     ------        ------
                                                ------      ------      ------      ------     ------        ------

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 17,212 MMCF in the six months ended June 30, 1999. Hedged oil and condensate volumes were 678,000 barrels in the six months ended June 30, 1999. The aggregate net gain under energy swap agreements was $3,946,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                  Six Months Ended June 30, 1998
                                               --------------------------------------------------------------------
                                               Offshore    Onshore
                                               Gulf of       Gulf                   Total                    Total
                                                Mexico      Coast      Western       U.S.      Canada       Company
                                               --------    -------     -------      ------     ------       -------
      NATURAL GAS

        Production (MMCF)                       12,182       6,252       2,274      20,708      7,254        27,962
        Sales price received (per MCF)         $  2.24        2.25        2.15        2.23       1.24          1.97
        Effects of energy swaps (per MCF) (1)      .08         .06           -         .07          -           .05
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per MCF)          $  2.32        2.31        2.15        2.30       1.24          2.02

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         469         374          78         921        731         1,652
        Sales price received (per BBL)         $ 12.40       13.56       13.63       12.98      12.46         12.74
        Effects of energy swaps (per BBL)(1)       .99           -           -         .50       1.37           .89
                                                ------      ------      ------      ------     ------        ------

        Average sales price (per BBL)          $ 13.39       13.56       13.63       13.48      13.83         13.63

      Natural gas liquids:
        Production (MBBLS)                           -          72          56         128        221           349
        Average sales price (per BBL)          $     -        8.08        7.09        7.65       8.24          8.02

      Total liquids production (MBBLS)             469         446         134       1,049        952         2,001
      Average liquids sales price (per BBL)    $ 13.39       12.68       10.90       12.77      12.53         12.65


      TOTAL PRODUCTION:
      Production volumes (MMCFE)                14,996       8,928       3,078      27,002     12,966        39,968
      Average sales price (per MCFE)           $  2.30        2.25        2.06        2.26       1.61          2.05
      Operating expense (per MCFE)                 .41         .49         .61         .46        .44           .46
                                                ------      ------      ------      ------     ------        ------

      Netback (per MCFE)                       $  1.89        1.76        1.45        1.80       1.17          1.59
                                                ------      ------      ------      ------     ------        ------
                                                ------      ------      ------      ------     ------        ------

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

         General and administrative expense was $7,981,000 in the first six months of 1999 compared to $9,177,000 in the comparable period of 1998. Total overhead costs (capitalized and expensed general and administrative costs) were $12,043,000 in the first six months of 1999 compared to $13,187,000 in the comparable period of 1998. The 1998 period included non-recurring expenses of Saxon as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflects the efficiencies achieved by combining Saxon's operations with those of Canadian Forest.

         The following table summarizes the total overhead costs incurred during the periods:

                                                     Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                     -------------------         -------------------
                                                      1999         1998           1999         1998
                                                     ------       ------         ------       ------
                                                                      (In Thousands)
         Overhead costs capitalized                  $1,865        2,101          4,062        4,010
         General and administrative costs
           expensed (1)                               3,883        4,922          7,981        9,177
                                                      -----        -----         ------       ------

              Total overhead costs                   $5,748        7,023         12,043       13,187
                                                      -----        -----         ------       ------
                                                      -----        -----         ------       ------

(1) Includes $653,000 and $694,000 related to marketing and processing operations for the three month periods ended June 30, 1999 and 1998, respectively, and $1,305,000 and $1,441,000 for the six month periods ended June 30, 1999 and 1998, respectively.


         Depreciation and depletion expense decreased 6% to $44,366,000 in the first six months of 1999 from $47,195,000 in the first six months of 1998. On a per-unit basis, depletion expense was approximately $.94 per MCFE in the first six months of 1999 compared to $1.14 per MCFE in the corresponding 1998 period. The decline in the depletion rate during 1999 is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to the writedowns of oil and gas properties in the third and fourth quarters of 1998. At June 30, 1999 Forest had undeveloped properties with a cost basis of approximately $56,841,000 in the U.S. and $33,841,000 in Canada which were not subject to depletion, compared to approximately $66,860,000 in the U.S. and $19,280,000 in Canada at June 30, 1998. The decrease in the U.S. is attributable primarily to impairment of undeveloped properties. The increase in Canada is attributable primarily to the purchase of undeveloped acreage. At June 30, 1999 Forest also had approximately $19,175,000 of costs related to international interests. These costs are not being depleted pending the establishment of proved reserves.

         Other income was $97,000 in the first six months of 1999 and was $6,782,000 in the first six months of 1998. The 1998 period includes $6,603,000 of income related to settlement of a Canadian gas purchase contract.

         Interest expense increased 15% to $21,064,000 in the first six months of 1999 compared to $18,261,000 in the corresponding 1998 period, due primarily to higher debt levels.

         The foreign currency translation gain was $6,517,000 in the first six months of 1999, compared to a loss of $3,162,000 in the first six months of 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6789 at June 30, 1999 compared to $.6535 at December 31, 1998. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary gain on extinguishment of debt in the first six months of 1998 resulted from settlement of the Company's remaining nonrecourse production payment obligation in exchange for 271,214 shares of Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses).

LIQUIDITY AND CAPITAL RESOURCES

         Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. In 1998 and early 1999, we completed several transactions that improved our financial position:

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

     - In June 1998 Forest issued 5,950,000 shares of common stock to Anschutz in exchange for certain oil and gas assets located in the United States and Canada, as well as 13 international projects.

     - In June 1998 we settled our only remaining nonrecourse production payment loan by issuing 271,214 shares of common stock to the lender. The loan, which originated in May 1992, had a remaining principal amount of approximately $14,600,000 and a book value of approximately $9,966,000. The loan was secured primarily by certain oil and gas properties in Oklahoma and the Gulf of Mexico. As a result of the settlement, we recorded an extraordinary gain of $6,196,000 in 1998.

     -   In February 1999 we issued, at 98.811% of par, $100,000,000 of 10 1/2%
         Senior Subordinated Notes (the 10 1/2% Notes) due 2006.

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

         In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. At current production and borrowing levels, Forest's sensitivity to price declines is significantly increased compared to prior periods. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have four offshore Gulf of Mexico wells whose combined production currently represents approximately 25% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

         BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. At July 23, 1999 the maximum credit facility allocations in the United States and Canada are $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

         At June 30, 1999, the outstanding borrowings under the global credit facility were $165,000,000 in the U.S. and $30,181,000 in Canada. At July 23, 1999, the outstanding borrowings were $174,700,000 in the U.S. and $30,044,000 in Canada, with an average effective interest rate of 6.74%. At July 23, 1999 Forest had also used the global credit facility for letters of credit in the amount of $233,000 in the United States and $1,144,000 CDN in Canada.

         WORKING CAPITAL. Forest had a working capital deficit of approximately $1,602,000 at June 30, 1999 compared to a surplus of approximately $348,000 at December 31, 1998. Forest periodically reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

         CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities decreased to $39,822,000 in 1999 compared to $57,079,000 in 1998. The 1999 period included working capital changes of $904,000, whereas such changes amounted to $10,831,000 in 1998. We used $34,851,000 for investing activities in 1999 compared to $304,781,000 in 1998. The 1998 period included the purchase of properties in the Louisiana Acquisition for approximately $230,776,000. The 1999 capital expenditures were primarily for exploration and development activities. Net cash used by financing activities in 1999 was $5,930,000 compared to net cash provided of $242,920,000 in 1998. The 1999 period included net repayments of bank borrowings of $102,629,000 and net proceeds of $98,825,000 from the issuance of the 10 1/2% Notes. The 1998 period included net bank borrowings of $168,852,000 and net proceeds of $74,620,000 from the issuance of the 8 3/4% Notes.

         CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first six months of 1999 and 1998 were as follows:

                                                                         Six Months Ended
                                                                 --------------------------------
                                                                 June 30, 1999      June 30, 1998
                                                                 -------------      -------------
                                                                          (In Thousands)
       Property acquisition costs:
           Proved properties                                     $   (1,169)           276,165
           Undeveloped properties                                        79             43,933
                                                                  ---------           --------
                                                                     (1,090)           320,098

       Exploration costs:
           Direct costs                                              27,813             34,419
           Overhead capitalized                                       1,539              1,814
                                                                  ---------           --------
                                                                     29,352             36,233

       Development costs:
           Direct costs                                              16,582             30,201
           Overhead capitalized                                       2,523              2,196
                                                                  ---------           --------
                                                                     19,105             32,397
                                                                  ---------           --------
                                                                 $   47,367            388,728
                                                                  ---------           --------
                                                                  ---------           --------

         Forest's anticipated 1999 direct expenditures for exploration and development are approximately $90,000,000. We intend to meet our 1999 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

       In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At June 30, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.2 BCF of natural gas through the remainder of 1999 at an average price of $2.69 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.24 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998 Canadian Forest supplied 27% of the gas for the Netback Pool.

         HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. As of July 23, 1999 Forest had the following swaps in place:

                                                       Natural Gas                           Oil
                                                 -------------------------         --------------------------
                                                                 Average                            Average
                                                 BBTU's       Hedged Price         Barrels       Hedged Price
                                                 per Day       per MMBTU           per Day          per BBL
                                                 -------      ------------         -------       ------------
   July through September 1999                     89.7           $  2.20           8,505            $  16.80
   October through December 1999                   69.6           $  2.29           5,679            $  16.28
   2000                                            30.9           $  2.39             166            $  19.44
   2001                                            21.7           $  2.45               -            $      -
   2002                                            16.7           $  2.48               -            $      -

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

         Forest completed its review of accounting systems in early 1998, deciding to replace its U.S. accounting system with a new system that will be Year 2000 compliant and also provide greater functionality. The identification of necessary enhancements to the base product was completed in mid-1998, after which the programming and data conversion processes commenced. In Canada, we plan to upgrade to a newer release of our existing oil and gas accounting software in order to be Year 2000 compliant. We expect to be fully operational on our new accounting systems in the U.S. and Canada in the third quarter of 1999.

         We are also installing an updated version of our U.S. production accounting software. The new version is Year 2000 compliant and also provides greater functionality. Installation of this software commenced in mid-1998. Completion of this project, which also requires updated interface programming to the accounting and reserve systems, was substantially completed in the second quarter of 1999. The Company does not use an automated production reporting system in Canada.

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

         During the course of the projects described above, there have been and will continue to be significant time requirements placed on Forest's managers and staff in the affected areas. Wherever possible, we have contracted additional personnel to supplement programming efforts and to "backfill" critical positions so that normal workflow is not adversely affected. However, the ability of Forest's information technology staff to respond to new issues is expected to be hampered during the remainder of the year due to the difficulty encountered in attracting and retaining qualified personnel.

         A Year 2000 Steering Committee was formed in early 1998 consisting of representatives from the Finance, Accounting, Legal, Operations and Information Systems disciplines. Based on the Committee's recommendations, Forest entered into contracts with several consultants to provide additional support to our efforts to ensure Year 2000 compliance. In the U.S., a national consulting firm was engaged to assist in the identification, classification and itemization of Year 2000 issues not previously identified. This effort encompassed a review of all field operations (operated and non-operated), significant vendor and customer relationships and business systems not included in the projects described above. The consulting firm has also been assisting Forest personnel in the assessment and remediation of Year 2000 issues. The consultants commenced their work in November 1998 and expect to complete the project in the third quarter of 1999. Canadian Forest has engaged a consultant to review its business systems and has retained outside legal counsel to provide support to management in the review of third party relationships.

         Forest believes that its Year 2000 project is approximately 90% complete as of July 1999.

         The internal and external costs associated with implementation of business systems for accounting, production reporting and oil and gas reserve reporting during 1998 and 1999 are expected to be between $2,500,000 and $3,000,000. Of this amount, approximately 20% to 30% would have been required to make our old systems Year 2000 compliant, and the remainder is for upgraded hardware and software. The cost of the reviews being undertaken by outside consultants contracted by the Year 2000 Steering Committee in the U.S. and Canada is expected to be $200,000 to $300,000. The remediation cost of non-compliant items noted in such reviews is not expected to exceed $300,000.

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

         Forest has not, to date, implemented a Year 2000 Contingency Plan because we believe all major issues have been resolved or will be resolved. If, however, any remaining portions of Forest's Year 2000 Project fall behind schedule, we would expect to develop and implement contingency plans addressing non-compliant items in the third quarter of 1999.

         RECENT ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.133), effective beginning with the first quarter of fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact Statement No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                           PART II. OTHER INFORMATION


ITEM 2c. RECENT SALE OF UNREGISTERED SECURITIES


         There were no sales of unregistered securities during the second quarter of 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

               *  Exhibit 4.1      Amendment No. 1 dated as of June 24, 1999 to
                                   the Fourth Amended and Restated Credit
                                   Agreement dated as of March 4, 1999 between Forest Oil Corporation and Subsidiary
                                   Guarantors and The Chase Manhattan Bank, as agent.

               *  Exhibit 27       Financial Data Schedule.

*   Filed with this report.


(b)      Reports on Form 8-K

         The following report on Form 8-K was filed by Forest during the first quarter of 1999:

         Date of Report     Item Reported         Financial Statements Filed
         --------------     -------------     ---------------------------------
         January 22, 1999   Item 5, 7         Condensed Pro Forma Combined
                                              Statement of Operations of
                                              Forest Oil Corporation for the
                                              year ended December 31, 1998.

         There were no reports on Form 8-K filed by Forest during the second quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FOREST OIL CORPORATION
                                             (Registrant)



Date:  July 30, 1999                      /s/ Joan C. Sonnen
                            ---------------------------------------------------
                                              Joan C. Sonnen
                            Vice President - Controller and Corporate Secretary
                                   (Signed on behalf of the registrant)



                                          /s/ David H. Keyte
                            ---------------------------------------------------
                                              David H. Keyte
                                    Executive Vice President and Chief
                                             Financial Officer
                                       (Principal Financial Officer)