Form 10-Q
period 1999-09-30
FOREST OIL CORP
filed 1999-11-15
CIK 38079

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

         Yes  X    No
            -----    -----

                                                              Number of Shares
                                                                Outstanding
Title of Class of Common Stock                                 October 31, 1999
--------------------------------------                        -----------------
Common Stock, Par Value $.10 Per Share                            53,805,809

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                   September 30,          December 31,
                                                         1999                 1998
                                                   -------------          ------------
                                                              (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                        $   3,264                  3,415
     Accounts receivable                                 63,351                 55,587
     Other current assets                                 3,711                  2,374
                                                      ---------              ---------
           Total current assets                          70,326                 61,376

Net property and equipment, at cost                     677,401                663,310

Goodwill and other intangible assets, net                22,214                 22,689

Other assets                                              8,438                 12,361
                                                      ---------              ---------
                                                      $ 778,379                759,736
                                                      =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $  56,264                 49,389
     Accrued interest                                     3,482                  9,970
     Other current liabilities                            4,579                  1,669
                                                      ---------              ---------
           Total current liabilities                     64,325                 61,028

Long-term debt                                          383,687                505,450
Other liabilities                                        13,920                 16,181
Deferred income taxes                                     7,099                  8,086

Shareholders' equity:
     Common stock                                         5,379                  4,465
     Capital surplus                                    721,633                589,972
     Accumulated deficit                               (405,751)              (415,050)
     Accumulated other comprehensive loss               (11,461)                (9,948)
     Treasury stock, at cost                               (452)                  (448)
                                                      ---------              ---------
           Total shareholders' equity                   309,348                168,991
                                                      ---------              ---------
                                                      $ 778,379                759,736
                                                      =========              =========


    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                           -------------------------------       -------------------------------
                                                               1999              1998                1999               1998
                                                           -----------         -----------       -----------         -----------
                                                                  (In Thousands Except Production and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                          15,485           16,389             48,230             44,351
                                                             =========        =========          =========          =========
    Oil, condensate and natural
      liquids (thousands of barrels)                             1,134            1,103              3,308              3,104
                                                             =========        =========          =========          =========
STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                                $ 42,414           35,906            130,434            104,748
      Oil and gas sales:
        Gas                                                     35,119           30,278            100,372             86,785
        Oil, condensate and natural gas liquids                 15,601           11,831             40,267             37,151
                                                             ---------        ---------          ---------          ---------
           Total oil and gas sales                              50,720           42,109            140,639            123,936
                                                             ---------        ---------          ---------          ---------
               Total revenue                                    93,134           78,015            271,073            228,684

    Operating expenses:
        Marketing and processing                                41,438           34,238            125,289             99,502
        Oil and gas production                                  10,386           11,793             34,089             29,997
        General and administrative                               4,031            6,015             12,012             15,192
        Depreciation and depletion                              22,203           26,968             66,569             74,163
        Impairment of oil and gas properties                         -          140,000                  -            140,000
                                                             ---------        ---------          ---------          ---------
               Total operating expenses                         78,058          219,014            237,959            358,854
                                                             ---------        ---------          ---------          ---------
    Earnings (loss) from operations                             15,076         (140,999)            33,114           (130,170)

    Other income and expense:
        Other (income) expense, net                                129           (1,686)                32             (8,468)
        Interest expense                                        10,820           10,168             31,884             28,429
        Translation (gain) loss on subordinated debt              (755)           5,166             (7,272)             8,328
                                                             ---------        ---------          ---------          ---------
               Total other income and expense                   10,194           13,648             24,644             28,289
                                                             ---------        ---------          ---------          ---------
    Earnings (loss) before income taxes and
      extraordinary item                                         4,882         (154,647)             8,470           (158,459)
    Income tax expense (benefit):
        Current                                                    (17)             550                (98)             1,499
        Deferred                                                  (505)         (17,105)            (1,329)           (16,459)
                                                             ---------        ---------          ---------          ---------
                                                                  (522)         (16,555)            (1,427)           (14,960)
                                                             ---------        ---------          ---------          ---------
    Earnings (loss) before extraordinary item                    5,404         (138,092)             9,897           (143,499)
    Extraordinary item - gain (loss) on extinguishment
        of debt                                                   (598)               -               (598)             6,196
                                                             ---------        ---------          ---------          ---------
    Net earnings (loss)                                       $  4,806         (138,092)             9,299           (137,303)
                                                             =========        =========          =========          =========
    Weighted average number of common shares
        outstanding                                             48,556           44,176             45,967             39,651
    Basic and diluted earnings (loss) per common share:
        Earnings (loss) attributable to common stock
          before extraordinary item                           $    .11            (3.13)               .21              (3.62)
        Extraordinary item - gain (loss) on
          extinguishment of debt                                  (.01)               -               (.01)               .16
                                                             ---------        ---------          ---------          ---------
        Earnings (loss) attributable to common stock          $    .10            (3.13)               .20              (3.46)
                                                             =========        =========          =========          =========


    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                   -----------         -----------
                                                                                            (In Thousands)
Cash flows from operating activities:
    Net earnings (loss) before extraordinary item                                 $   9,897            (143,499)
    Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Depreciation and depletion                                                    66,569              74,163
       Impairment of oil and gas properties                                               -             140,000
       Translation (gain) loss on subordinated debt                                  (7,272)              8,328
       Amortization of deferred debt costs                                              958                 664
       Deferred income tax benefit                                                   (1,329)            (16,459)
       Other, net                                                                    (3,386)               (125)
       Decrease (increase) in accounts receivable                                    (2,589)              9,853
       Increase in other current assets                                              (5,163)             (2,540)
       Increase (decrease) in accounts payable                                        4,071             (10,001)
       Decrease in accrued interest and other current liabilities                    (2,077)             (1,221)
                                                                                   --------            --------
                 Net cash provided by operating activities                           59,679              59,163

Cash flows from investing activities:
    Capital expenditures for property and equipment                                 (83,313)           (443,496)
    Less stock issued for acquisition                                                     -              97,376
                                                                                   --------            --------
                                                                                    (83,313)           (346,120)
    Proceeds from sales of assets                                                    17,341               8,584
    Increase in other assets, net                                                      (506)               (627)
                                                                                   --------            --------
                 Net cash used by investing activities                              (66,478)           (338,163)

Cash flows from financing activities:
    Proceeds of common stock offering, net of cost                                  131,188                   -
    Proceeds from bank borrowings                                                    96,288             431,331
    Repayments of bank borrowings                                                  (309,485)           (238,834)
    Issuance of 10 1/2% senior subordinated notes, net of issuance costs             98,825                   -
    Issuance of 8 3/4% senior subordinated notes, net of issuance costs                   -              74,616
    Redemption of 11 1/4% senior subordinated notes                                  (9,083)                  -
    Proceeds from the exercise of options                                             1,388                   -
    Decrease in other liabilities, net                                               (2,453)             (1,377)
                                                                                   --------            --------
                 Net cash provided by financing activities                            6,668             265,736

Effect of exchange rate changes on cash                                                 (20)               (144)
                                                                                   --------            --------
Net decrease in cash and cash equivalents                                              (151)            (13,408)

Cash and cash equivalents at beginning of period                                      3,415              18,191
                                                                                   --------            --------
Cash and cash equivalents at end of period                                         $  3,264               4,783
                                                                                   ========            ========
Cash paid (refunded) during the period for:
    Interest                                                                       $ 39,945              32,035
    Income taxes                                                                   $   (177)              1,278


    See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

         The components of total comprehensive income (loss) for the periods consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability and are as follows:

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------         -------------------------------
                                            1999              1998                    1999             1998
                                       --------------    --------------          --------------   --------------
                                                                     (In Thousands)
         Net earnings (loss)              $  4,806       (138,092)                   9,299         (137,303)
         Other comprehensive loss             (251)        (1,177)                  (1,513)          (2,180)
                                          --------       --------                 --------         --------
         Total comprehensive net
              earnings (loss)             $  4,555       (139,269)                   7,786         (139,483)
                                          ========       ========                 ========         ========


(2)      ACQUISITIONS

         In February 1998, Forest purchased interests in oil and natural gas properties in 13 fields located onshore Louisiana (the Louisiana Acquisition) from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 of cash, funded primarily from the bank credit facility, and the issuance of $75,000,000 principal amount of 8 3/4% subordinated notes (see Note 7) and 1,000,000 shares of Common Stock. Estimated proved reserves acquired in the Louisiana Acquisition were approximately 189 BCFE at the time of purchase.

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

(3)      COMMON STOCK OFFERING

         In August 1999, Forest sold 9,000,000 shares of Common Stock in a public offering for $15.4375 per share. The net proceeds will be used to fund identified exploration and development activities in the Northwest Territories and other core areas, as well as for other projects or property acquisitions and for general corporate purposes. Pending such uses, we used the proceeds of the offering to reduce indebtedness under our global credit facility.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(4)      SUBSIDIARIES

         SAXON PETROLEUM INC. In December 1995, Forest purchased a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon) for approximately $22,000,000. Saxon was a Canadian exploration and production company with headquarters in Calgary, Alberta and operations concentrated in western Alberta. Since Forest had majority voting control over Saxon as a result of the voting common shares owned and proxies that it held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition. During 1997, Forest converted preferred shares of Saxon into common shares and acquired additional common shares of Saxon pursuant to an equity participation agreement. These transactions increased Forest's ownership in Saxon to a 65% economic (49% voting) interest. In August 1998, Forest acquired all of the outstanding common shares of Saxon not previously owned by Forest in exchange for 1,081,256 shares of Forest Common Stock. A former officer of Saxon returned 9,922 shares of Forest Common Stock to Saxon in exchange for extinguishment of a loan. These shares held by Saxon have been recorded as treasury stock at September 30, 1999.

         In October 1998, ownership of Saxon was transferred from Forest to its wholly owned subsidiary, Canadian Forest Oil Ltd. In June 1999, Saxon was liquidated into Canadian Forest.

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

         Canadian Forest is the issuer of the 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) (see Note 6). Forest has not presented separate financial statements and other disclosures concerning Canadian Forest because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following summarized consolidated financial information is being provided for Canadian Forest as of September 30, 1999 and December 31, 1998 and for the nine months ended September 30, 1999 and 1998. These amounts include the effects of the transfer of the investment in Saxon to Canadian Forest effective October 1998.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(4)      SUBSIDIARIES, CONTINUED

                                                     September 30,       December 31,
         CANADIAN FOREST OIL LTD.                         1999               1998
                                                     -------------       ------------
                                                             (In Thousands)
Summarized Consolidated Balance Sheet Information:
  ASSETS
    Current assets                                     $  27,133              22,240
    Net property and equipment                           159,196             132,081
    Goodwill and other intangible assets, net             22,214              22,689
    Investment in affiliate                                   99                  95
    Note receivable from parent                            6,887              42,266
    Other assets                                           3,225               3,384
                                                       ---------           ---------
                                                       $ 218,754             222,755
                                                       =========           =========
  LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities                                $  28,371              27,646
    Long-term debt                                        36,785              35,398
    8 3/4% Senior Subordinated Notes                     199,978             199,976
    Other liabilities                                        350                 345
    Deferred income taxes                                  7,099               9,656
    Shareholder's equity (deficit)                       (53,829)            (50,266)
                                                       ---------           ---------
                                                       $ 218,754             222,755
                                                       =========           =========

                                                     Nine Months Ended September 30,
                                                     --------------------------------
                                                         1999                1998
                                                     -------------       ------------
                                                               (In Thousands)
Summarized Consolidated Statements of Operations
Information:
    Revenue                                            $ 155,951             118,790
                                                       =========           =========
    Income (loss) before income taxes                  $     631             (42,058)
                                                       =========           =========
    Net income (loss)                                  $   2,298             (31,051)
                                                       =========           =========

(5)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                     September 30,       December 31,
                                                         1999                 1998
                                                     -------------       ------------
                                                               (In Thousands)
    Oil and gas properties                            $ 2,111,507          2,029,352
    Buildings, transportation and
      other equipment                                      13,862             12,356
                                                      -----------         ----------
                                                        2,125,369          2,041,708
    Less accumulated depreciation,
      depletion and valuation allowance                 1,447,968          1,378,398
                                                      -----------         ----------
                                                      $   677,401            663,310
                                                      ===========         ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(6)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets recorded by Forest's gas marketing subsidiary consist of the following:

                                       September 30,    December 31,
                                           1999             1998
                                       -------------    ------------
                                              (In Thousands)
Goodwill                               $ 15,616             14,980
Gas marketing contracts                  13,624             13,070
                                       --------           --------
                                         29,240             28,050
Less accumulated amortization            (7,026)            (5,361)
                                       --------           --------
                                       $ 22,214             22,689
                                       ========           ========


         Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(7)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                       September 30,    December 31,
                                           1999             1998
                                       -------------    ------------
                                              (In Thousands)
Global Credit Facility                     $ 84,785           271,856
Saxon Credit Facility                             -            24,942
8 3/4% Senior Subordinated Notes            199,978           199,976
10 1/2% Senior Subordinated Notes            98,924                 -
11 1/4% Senior Subordinated Notes                 -             8,676
                                           --------          --------
                                           $383,687           505,450
                                           ========          ========


         In February 1998, Canadian Forest issued $75,000,000 principal amount of 8 3/4% subordinated notes which were sold at 100.375%. Net proceeds were used to provide funds for the Louisiana Acquisition. The notes issued in 1998 were subsequently exchanged for notes of the same series of 8 3/4% Notes issued in September 1997.

         Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the increase in the value of the Canadian dollar relative to the U.S. dollar during the third quarter and first nine months of 1999, Forest reported translation gains of approximately $755,000 and $7,272,000, respectively, compared to translation losses of $5,166,000 and $8,328,000 in the third quarter and first nine months of 1998, respectively.

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

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(7)      LONG-TERM DEBT, CONTINUED

         In February 1999 Forest completed a public offering, at 98.811% of par, of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006.

         In September 1999 Forest redeemed the remaining principal amount of its 11 1/4% Senior Subordinated Notes at 103.792% of par. As a result of this redemption, Forest recorded an extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999.

(8)      EARNINGS (LOSS) PER SHARE

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

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                             ------------------------           ----------------------
                                                              1999(1)        1998(2)            1999(3)        1998(2)
                                                             --------       ---------           ------        --------
                                                                      (In Thousands Except Per Share Amounts)
Income (loss) before extraordinary item                      $  5,404        (138,092)           9,897        (143,499)
                                                             ========       =========           ======        ========
Weighted average common shares outstanding
     during the period                                         48,556          44,176           45,967          39,651
       Add dilutive effects of employee stock options             813               -              280               -
                                                             --------       ---------           ------        --------
Weighted average common shares outstanding
     including the effects of dilutive securities              49,369          44,176           46,247          39,651
                                                             ========       =========           ======        ========
Basic earnings (loss) per share before
     extraordinary item                                      $    .11           (3.13)             .21           (3.62)
                                                             ========       =========           ======        ========
Diluted earnings (loss) per share before
     extraordinary item                                      $    .11           (3.13)             .21           (3.62)
                                                             ========       =========           ======        ========

(1) At September 30, 1999, options to purchase 482,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2008.

(2) At September 30, 1998, options to purchase 1,886,260 shares of common stock at prices ranging from $9.31 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect of the assumed exercise of these stock options was antidilutive. These options expire at various dates from 2000 through 2008.

(3) At September 30, 1999, options to purchase 1,663,560 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2008.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(9)      BUSINESS AND GEOGRAPHICAL SEGMENTS

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

Three months ended September 30, 1999
-------------------------------------
                                                              Oil and Gas Operations
                                      --------------------------------------------------------------------    Marketing
                                        Gulf Coast Region                                                        and
                                      --------------------     Western      Total                             Processing     Total
                                      Offshore     Onshore      Region       U.S.       Canada      Total       Canada      Company
                                      --------     -------      ------       ----       ------      -----       ------      -------
                                                                              (In Thousands)
Revenue                               $ 20,806      11,052       8,091      39,949      11,076      51,025      42,109       93,134

Marketing and processing expense             -           -           -           -           -           -      41,438       41,438
Oil and gas production expense           2,736       1,811       2,100       6,647       3,739      10,386           -       10,386
General and administrative expense       1,126         922         636       2,684         712       3,396         635        4,031
Depreciation and depletion expense      10,248       4,947       2,221      17,416       4,064      21,480         519       21,999
                                      --------     -------      ------      ------      ------      ------      ------      -------
Earnings (loss) from operations       $  6,696       3,372       3,134      13,202       2,561      15,763        (483)      15,280
                                      ========     =======      ======      ======      ======      ======      ======      =======
Capital expenditures                  $ 11,100      11,406       2,049      24,555       8,463      33,018           -       33,018
                                      ========     =======      ======      ======      ======      ======      ======      =======
Property and equipment, net           $114,011     273,894     100,027     487,932     163,900     651,832           -      651,832
                                      ========     =======      ======      ======      ======      ======      ======      =======

Information for Forest's reportable segments relates to the three months ended September 30, 1999 consolidated totals as follows:

                                                                        (In Thousands)
                                                                        --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments     $   15,280
                      Administrative asset depreciation                          (204)
                      Other expense, net                                         (129)
                      Interest expense                                        (10,820)
                      Translation gain on subordinated debt                       755
                                                                           ----------
                      Earnings before income taxes                         $    4,882
                                                                           ==========

                      CAPITAL EXPENDITURES:

                      Reportable segments                                  $   33,018
                      International interests                                   1,006
                      Administrative assets and other                             633
                                                                           ----------
                      Total capital expenditures                           $   34,657
                                                                           ==========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                  $  651,832
                      International interests                                  20,157
                      Administrative assets, net and other                      5,412
                                                                           ----------
                      Total property and equipment, net                    $  677,401
                                                                           ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(9)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Three months ended September 30, 1998
-------------------------------------
                                                               Oil and Gas Operations
                                       ------------------------------------------------------------------    Marketing
                                          Gulf Coast Region                                                     and
                                       ----------------------  Western    Total                              Processing     Total
                                       Offshore       Onshore   Region     U.S.         Canada      Total      Canada      Company
                                       --------       -------   ------     ----         ------      -----      ------      -------
                                                                           (In Thousands)
Revenue                                $  14,858       11,407     7,088     33,353        8,844       42,197   35,818      78,015

Marketing and processing expense               -            -         -          -            -            -   34,238      34,238
Oil and gas production expense             2,869        3,727     1,849      8,445        3,348       11,793        -      11,793
General and administrative expense         1,005        1,077       646      2,728        2,617        5,345      670       6,015
Depreciation and depletion expense        10,834        6,419     3,521     20,774        5,431       26,205      549      26,754
Impairment of oil and gas properties      38,000       42,000    22,000    102,000       38,000      140,000        -     140,000
                                       ---------      -------   -------    -------      -------      -------   ------    --------

Earnings (loss) from operations        $ (37,850)     (41,816)  (20,928)  (100,594)     (40,552)    (141,146)     361    (140,785)
                                       =========      =======   =======    =======      =======      =======   ======    ========

Capital expenditures                   $  19,477        6,595     7,268     33,340       20,250       53,590       10      53,600
                                       =========      =======   =======    =======      =======      =======   ======    ========

Property and equipment, net            $ 149,024      278,838   111,631    539,493      158,726      698,219    4,716     702,935
                                       =========      =======   =======    =======      =======      =======   ======    ========


Information for Forest's reportable segments relates to the three months ended September 30, 1998 consolidated totals as follows:

                                                                        (In Thousands)
                                                                        --------------
                      LOSS BEFORE INCOME TAXES:

                      Loss from operations for reportable segments       $ (140,785)
                      Administrative asset depreciation                        (214)
                      Other income, net                                       1,686
                      Interest expense                                      (10,168)
                      Translation loss on subordinated debt                  (5,166)
                                                                        -----------

                      Loss before income taxes                           $ (154,647)
                                                                        ===========

                      CAPITAL EXPENDITURES:

                      Reportable segments                                $   53,600
                      International interests                                     -
                      Administrative assets and other                           474
                                                                        -----------

                      Total capital expenditures                         $   54,074
                                                                        ===========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                $  702,935
                      International interests                                11,000
                      Administrative assets, net and other                    4,491
                                                                        -----------

                      Total property and equipment, net                  $  718,426
                                                                        ===========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(9)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Nine months ended September 30, 1999
------------------------------------
                                                               Oil and Gas Operations
                                     --------------------------------------------------------------    Marketing
                                        Gulf Coast Region                                                 and
                                     ----------------------  Western    Total                          Processing   Total
                                     Offshore    Onshore     Region     U.S.       Canada     Total      Canada    Company
                                     --------    -------     ------     ----       ------     -----      ------    -------
                                                                           (In Thousands)
Revenue                              $ 60,644     28,932     22,022    111,598     29,540    141,138    129,935    271,073

Marketing and processing expense            -          -          -          -          -          -    125,289    125,289
Oil and gas production expense          9,630     10,406      4,693     24,729      9,360     34,089          -     34,089
General and administrative expense      3,487      2,627      1,832      7,946      2,126     10,072      1,940     12,012
Depreciation and depletion expense     32,898     13,121      6,556     52,575     11,794     64,369      1,464     65,833
                                     --------    -------     ------     ------     ------     ------     ------    -------

Earnings from operations             $ 14,629      2,778      8,941     26,348      6,260     32,608      1,242     33,850
                                     ========    =======     ======     ======     ======     ======     ======    =======

Capital expenditures                 $ 18,913     26,498      4,435     49,846     25,752     75,598          -     75,598
                                     ========    =======     ======     ======     ======     ======     ======    =======

Property and equipment, net          $114,011    273,894    100,027    487,932    163,900    651,832          -    651,832
                                     ========    =======     ======     ======     ======     ======     ======    =======

Information for Forest's reportable segments relates to the nine months ended September 30, 1999 consolidated totals as follows:

                                                                          (In Thousands)
                                                                          --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments     $   33,850
                      Administrative asset depreciation                          (736)
                      Other expense, net                                          (32)
                      Interest expense                                        (31,884)
                      Translation gain on subordinated debt                     7,272
                                                                           ----------

                      Earnings before income taxes                         $    8,470
                                                                           ==========

                      CAPITAL EXPENDITURES:

                      Reportable segments                                  $   75,598
                      International interests                                   5,777
                      Administrative assets and other                           1,938
                                                                           ----------

                      Total capital expenditures                           $   83,313
                                                                           ==========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                  $  651,832
                      International interests                                  20,157
                      Administrative assets, net and other                      5,412
                                                                           ----------

                      Total property and equipment, net                    $  677,401
                                                                           ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(9)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Nine months ended September 30, 1998
------------------------------------
                                                               Oil and Gas Operations
                                     --------------------------------------------------------------    Marketing
                                        Gulf Coast Region                                                 and
                                     ----------------------  Western    Total                          Processing   Total
                                     Offshore    Onshore     Region     U.S.       Canada     Total      Canada    Company
                                     --------    -------     ------     ----       ------     -----      ------    -------
                                                                           (In Thousands)
Revenue                              $  49,636    31,476     13,441     94,553     29,748    124,301    104,383     228,684

Marketing and processing expense             -         -          -          -          -          -     99,502      99,502
Oil and gas production expense           9,065     8,091      3,738     20,894      9,103     29,997          -      29,997
General and administrative expense       3,222     3,249      1,335      7,806      5,275     13,081      2,111      15,192
Depreciation and depletion expense      33,962    15,698      4,855     54,515     17,262     71,777      1,524      73,301
Impairment of oil and gas properties    38,000    42,000     22,000    102,000     38,000    140,000          -     140,000
                                     ---------   -------    -------    -------    -------    -------     ------    --------

Earnings (loss) from operations      $ (34,613)  (37,562)   (18,487)   (90,662)   (39,892)  (130,554)     1,246    (129,308)
                                     =========   =======    =======    =======    =======    =======     ======    ========

Capital expenditures                 $  56,499   258,216     68,960    383,675     47,653    431,328          -     431,328
                                     =========   =======    =======    =======    =======    =======     ======    ========

Property and equipment, net          $ 149,024   278,838    111,631    539,493    158,726    698,219      4,716     702,935
                                     =========   =======    =======    =======    =======    =======     ======    ========

Information for Forest's reportable segments relates to the nine months ended September 30, 1998 consolidated totals as follows:

                                                                       (In Thousands)
                                                                       --------------
                      LOSS BEFORE INCOME TAXES:

                      Loss from operations for reportable segments      $ (129,308)
                      Administrative asset depreciation                       (862)
                      Other income, net                                      8,468
                      Interest expense                                     (28,429)
                      Translation loss on subordinated debt                 (8,328)
                                                                        ----------

                      Loss before income taxes                          $ (158,459)
                                                                        ==========

                      CAPITAL EXPENDITURES:

                      Reportable segments                               $  431,328
                      International interests                               11,000
                      Administrative assets and other                        1,168
                                                                        ----------

                      Total capital expenditures                        $  443,496
                                                                        ==========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                               $  702,935
                      International interests                               11,000
                      Administrative assets, net and other                   4,491
                                                                        ----------

                      Total property and equipment, net                 $  718,426
                                                                        ==========

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 1999

         Net earnings for the third quarter of 1999 were $4,806,000 or $.10 per basic and diluted common share compared to a net loss of $138,092,000 or $3.13 per basic and diluted common share in the corresponding period of 1998. The current period included a $598,000 extraordinary loss on extinguishment of 11 1/4% senior subordinated debt and a $755,000 noncash gain on a currency translation related to subordinated debt issued by a Canadian subsidiary. The 1998 period included a noncash charge for impairment of oil and gas properties of $125,000,000, net of related deferred taxes ($140,000,000 pre-tax), as well as a noncash loss on currency translation of $5,166,000.

         Marketing and processing revenue increased 18% to $42,414,000 in the third quarter of 1999 from $35,906,000 in the third quarter of 1998, while related marketing and processing expense increased 21% to $41,438,000 compared to $34,238,000 in the same period of the previous year. The gross margin reported for marketing and processing activities decreased to $976,000 in the third quarter of 1999 from $1,668,000 in the 1998 period. The decrease resulted from the effects of a more competitive market which caused trading margins to tighten, and lower gas processing income due to the sale of processing facilities in the first quarter of 1999.

         Oil and gas sales revenue increased by 20% to $50,720,000 in the third quarter of 1999 from $42,109,000 in the third quarter of 1998 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the third quarter of 1999 decreased 3% from the comparable 1998 period, due primarily to new production in the Gulf of Mexico being more than offset by normal declines, the effects of curtailed capital spending in the first six months of 1999, and interruptions of production during maintenance and capital activities and the effects of property sales in both the United
States and Canada. The average sales prices received for natural gas and liquids in the third quarter of 1999 increased 23% and 28%, respectively, compared to the average sales price received in the corresponding 1998 period.

         Oil and gas production expense of $10,386,000 in the third quarter of 1999 decreased 12% from $11,793,000 in the comparable period of 1998 primarily as a result of lower workover expense in the Onshore Gulf Coast area. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased approximately 8% in the third quarter of 1999 to $.47 per MCFE from $.51 MCFE in the third quarter of 1998.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                  Three Months Ended September 30, 1999
                                         ---------------------------------------------------------------------------------------
                                           Offshore         Onshore
                                            Gulf of           Gulf                         Total                          Total
                                            Mexico           Coast        Western           U.S.          Canada         Company
                                         -----------        -------       --------        -------         ------         -------
NATURAL GAS

  Production (MMCF)                            7,175          2,806          2,444         12,425          3,060         15,485
  Sales price received (per MCF)         $      2.65           2.72           2.27           2.59           1.86           2.45
  Effects of energy swaps (per MCF)(1)          (.16)          (.23)          (.06)          (.16)          (.26)          (.18)
                                         -----------        -------       --------        -------         ------         ------

  Average sales price (per MCF)          $      2.49           2.49           2.21           2.43           1.60           2.27

LIQUIDS

Oil and condensate:
  Production (MBBLS)                             221            244             47            512            330            842
  Sales price received (per BBL)         $     19.53          18.80          21.47          19.36          18.51          19.03
  Effects of energy swaps (per BBL)(1)         (5.49)         (5.95)         (3.87)         (5.56)         (3.55)         (4.78)
                                         -----------        -------       --------        -------         ------         ------

  Average sales price (per BBL)          $     14.04          12.85          17.60          13.80          14.96          14.25

Natural gas liquids:
  Production (MBBLS)                               -             43            146            189            103            292
  Average sales price (per BBL)          $         -          10.26          12.73          12.29          12.32          12.30

Total liquids production (MBBLS)                 221            287            193            701            433          1,134
Average liquids sales price (per BBL)    $     14.18          12.46          13.91          13.40          14.33          13.76

TOTAL PRODUCTION:
Production volumes (MMCFE)                     8,501          4,528          3,602         16,631          5,658         22,289
Average sales price (per MCFE)           $      2.47           2.33           2.24           2.38           1.96           2.28
Operating expense (per MCFE)                     .32            .40            .58            .40            .66            .47
                                         -----------        -------       --------        -------         ------         ------

Netback (per MCFE)                       $      2.15           1.93           1.66           1.98           1.30           1.81
                                         ===========        =======       ========        =======         ======         ======

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 7,949 MMCF in the three months ended September 30, 1999. Hedged oil and condensate volumes were 783,000 barrels in the three months ended September 30, 1999. The aggregate net loss under energy swap agreements was $6,775,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                  Three Months Ended September 30, 1998
                                         ---------------------------------------------------------------------------------------
                                           Offshore         Onshore
                                            Gulf of           Gulf                         Total                          Total
                                            Mexico           Coast        Western           U.S.          Canada         Company
                                         -----------        -------       --------        -------         ------         -------
NATURAL GAS

  Production (MMCF)                            5,944         3,497         3,050         12,491         3,898         16,389
  Sales price received (per MCF)         $      2.04          2.07          1.73           1.98          1.03           1.75
  Effects of energy swaps (per MCF)(1)           .12           .27          (.01)           .13          (.01)           .10
                                         -----------        ------       -------        -------         -----         ------

  Average sales price (per MCF)          $      2.16          2.34          1.72           2.11          1.02           1.85

LIQUIDS

Oil and condensate:
  Production (MBBLS)                             191           206            85            482           328            810
  Sales price received (per BBL)         $     10.64         12.50         11.65          11.61         11.54          11.58
  Effects of energy swaps (per BBL)(1)          1.19             -             -            .47           .80            .61
                                         -----------        ------       -------        -------         -----         ------

  Average sales price (per BBL)          $     11.83         12.50         11.65          12.08         12.34          12.19

Natural gas liquids:
  Production (MBBLS)                               1            27           144            172           121            293
  Average sales price (per BBL)          $     12.00          9.93          5.94           6.60          6.79           6.68

Total liquids production (MBBLS)                 192           233           229            654           449          1,103
Average liquids sales price (per BBL)    $     11.83         12.20          8.06          10.64         10.85          10.73

TOTAL PRODUCTION
Production volumes (MMCFE)                     7,096         4,895         4,424         16,415         6,592         23,007
Average sales price (per MCFE)           $      2.13          2.25          1.60           2.02          1.34           1.83
Operating expense (per MCFE)                     .40           .76           .42            .51           .51            .51
                                         -----------        ------       -------        -------         -----         ------

Netback (per MCFE)                       $      1.73          1.49          1.18           1.51           .83           1.32
                                         ===========        ======       =======        =======         =====         ======


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


         General and administrative expense decreased 33% to $4,031,000 in the third quarter of 1999 compared to $6,015,000 in the comparable period of 1998. Total overhead costs (capitalized and expensed general and administrative costs) were $5,833,000 in the third quarter of 1999 compared to $8,264,000 in the comparable period of 1998. The 1998 period included non-recurring expenses of Saxon as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflects the efficiencies achieved by combining Saxon's operations with those of Canadian Forest.

         Depreciation and depletion expense decreased 18% to $22,203,000 in the third quarter of 1999 from $26,968,000 in the third quarter of 1998. On a per-unit basis, depletion expense was approximately $.96 per MCFE in the third quarter of 1999 compared to $1.14 per MCFE in the corresponding 1998 period. The decline in the depletion rate during 1999 is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to the writedowns of oil and gas properties in the third and fourth quarters of 1998.

         Other income was $1,686,000 in the third quarter of 1998. This amount includes $1,400,000 of death benefits received under a life insurance policy covering a former executive officer of the Company.

         Interest expense increased 6% to $10,820,000 in the third quarter of 1999 compared to $10,168,000 in the corresponding 1998 period due primarily to higher interest rates, offset partially by lower average debt levels.

         The foreign currency translation gain was $755,000 in the third quarter of 1999 compared to a loss of $5,166,000 in the third quarter of 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6812 at September 30, 1999 compared to $.6528 at September 30, 1998. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999 resulted from the redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net earnings for the first nine months of 1999 were $9,299,000 or $.20 per basic and diluted common share compared to a net loss of $137,303,000 or $3.46 per basic and diluted common share in the first nine months of 1998. The current period included a $598,000 extraordinary loss on the extinguishment of 11 1/4% senior subordinated debt and a $7,272,000 noncash gain on currency translation. The 1998 period included a noncash charge for impairment of oil and gas properties of $125,000,000, net of related deferred taxes ($140,000,000 pre-tax), a $6,196,000 extraordinary gain on extinguishment of debt and an $8,328,000 noncash loss on currency translation.

         Marketing and processing revenue increased 25% to $130,434,000 in the first nine months of 1999 from $104,748,000 in the first nine months of 1998. The related marketing and processing expense increased by 26% to $125,289,000 in the 1999 period from $99,502,000 in the previous year. The gross margin reported for marketing and processing activities of $5,145,000 in the first nine months of 1999 was 2% lower than the gross margin of $5,246,000 in the first nine months of 1998. The decrease in the gross margin resulted from lower trading margins due to a more competitive market and lower processing income due to the sale of processing facilities in the first quarter of 1999, offset partially by the gain on the sale of those facilities.

         Oil and gas sales revenue increased 13% to $140,639,000 in the first nine months of 1999 compared to $123,936,000 in the 1998 period. Production volumes for natural gas and liquids in the first nine months of 1999 increased 9% and 7%, respectively, compared to 1998. The increases in production are due primarily to discoveries in the Gulf of Mexico being brought on production, as well as production attributable to property acquisitions in February and June of 1998. The average sales prices received for natural gas and liquids in the first nine months of 1999 increased 6% and 2%, respectively, compared to the corresponding 1998 period.

         Oil and gas production expense of $34,089,000 in the first nine months of 1999 increased 14% from $29,997,000 in the comparable period of 1998, primarily as a result of increased workover activity in the first six months of 1999. On an MCFE basis, production expense increased approximately 4% in the first nine months of 1999 to $.50 per MCFE from $.48 per MCFE in the first nine months of 1998.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                 Nine Months Ended September 30, 1999
                                         ---------------------------------------------------------------------------------
                                          Offshore        Onshore
                                          Gulf of          Gulf                        Total                        Total
                                           Mexico          Coast        Western         U.S.         Canada        Company
                                         ----------       -------       -------       -------        ------        ------
NATURAL GAS

  Production (MMCF)                          22,705         8,204         7,796        38,705         9,525        48,230
  Sales price received (per MCF)         $     2.22          2.24          1.95          2.16          1.55          2.04
  Effects of energy swaps (per MCF)(1)          .07           .07           .09           .08          (.12)          .04
                                         ----------       -------       -------       -------        ------        ------
  Average sales price (per MCF)          $     2.29          2.31          2.04          2.24          1.43          2.08

LIQUIDS

Oil and condensate:
  Production (MBBLS)                            691           648           157         1,496           953         2,449
  Sales price received (per BBL)         $    14.37         15.97         16.56         15.29         14.87         15.13
  Effects of energy swaps (per BBL)(1)        (1.79)        (3.00)        (1.16)        (2.25)        (1.34)        (1.90)
                                         ----------       -------       -------       -------        ------        ------

  Average sales price (per BBL)          $    12.58         12.97         15.40         13.04         13.53         13.23

Natural gas liquids:
  Production (MBBLS)                              1           133           404           538           321           859
  Average sales price (per BBL)          $    11.00          8.32          9.10          8.91          9.55          9.15

Total liquids production (MBBLS)                692           781           561         2,034         1,274         3,308
Average liquids sales price (per BBL)    $    12.58         12.18         10.87         11.95         12.53         12.17

TOTAL PRODUCTION:
Production volumes (MMCFE)                   26,857        12,890        11,162        50,909        17,169        68,078
Average sales price (per MCFE)           $     2.26          2.21          1.97          2.19          1.73          2.07
Operating expense (per MCFE)                    .36           .81           .42           .49           .55           .50
                                         ----------       -------       -------       -------        ------        ------

Netback (per MCFE)                       $     1.90          1.40          1.55          1.70          1.18          1.57
                                         ==========       =======       =======       =======        ======        ======


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 25,161 MMCF in the nine months ended September 30, 1999. Hedged oil and condensate volumes were 1,461,000 barrels in the nine months ended September 30, 1999. The aggregate net loss under energy swap agreements was $2,838,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                 Nine Months Ended September 30, 1998
                                         ---------------------------------------------------------------------------------
                                          Offshore        Onshore
                                          Gulf of          Gulf                        Total                        Total
                                           Mexico          Coast        Western         U.S.         Canada        Company
                                         ----------       -------       -------       -------        ------        ------
NATURAL GAS

  Production (MMCF)                           18,126         9,749         5,324         33,199        11,152        44,351
  Sales price received (per MCF)         $      2.18          2.18          1.91           2.13          1.16          1.89
  Effects of energy swaps (per MCF)(1)           .09           .14          (.01)           .09             -           .07
                                         -----------       -------       -------       --------        ------        ------

  Average sales price (per MCF)          $      2.27          2.32          1.90           2.22          1.16          1.96

LIQUIDS

Oil and condensate:
  Production (MBBLS)                             660           580           163          1,403         1,059         2,462
  Sales price received (per BBL)         $     11.89         13.18         12.60          12.51         12.17         12.37
  Effects of energy swaps (per BBL)(1)          1.05             -             -            .49          1.20           .79
                                         -----------       -------       -------       --------        ------        ------

  Average sales price (per BBL)          $     12.94         13.18         12.60          13.00         13.37         13.16

Natural gas liquids:
  Production (MBBLS)                               1            99           200            300           342           642
  Average sales price (per BBL)          $     12.00          8.59          6.27           7.05          7.73          7.41

Total liquids production (MBBLS)                 661           679           363          1,703         1,401         3,104
Average liquids sales price (per BBL)    $     12.93         12.51          9.11          11.95         11.99         11.97

TOTAL PRODUCTION:
Production volumes (MMCFE)                    22,092        13,823         7,502         43,417        19,558        62,975
Average sales price (per MCFE)           $      2.25          2.26          1.79           2.17          1.53          1.97
Operating expense (per MCFE)                     .41           .59           .50            .48           .47           .48
                                         -----------       -------       -------       --------        ------        ------

Netback (per MCFE)                       $      1.84          1.67          1.29           1.69          1.06          1.49
                                         ===========       =======       =======       ========        ======        ======


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

         General and administrative expense was $12,012,000 in the first nine months of 1999 compared to $15,192,000 in the comparable period of 1998. Total overhead costs (capitalized and expensed general and administrative costs) were $17,876,000 in the first nine months of 1999 compared to $21,451,000 in the comparable period of 1998. The 1998 period included non-recurring expenses of Saxon as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflects the efficiencies achieved by combining Saxon's operations with those of Canadian Forest.

         The following table summarizes the total overhead costs incurred during the periods:

                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                    ---------------------        --------------------
                                                      1999         1998           1999         1998
                                                    -------       -------        -------      -------
                                                                      (In Thousands)
         Overhead costs capitalized                 $ 1,802        2,249          5,864        6,259
         General and administrative costs
           expensed (1)                               4,031        6,015         12,012       15,192
                                                    -------       ------        -------      -------

              Total overhead costs                  $ 5,833        8,264         17,876       21,451
                                                    =======       ======        =======      =======


(1) Includes $635,000 and $670,000 related to marketing and processing operations for the three month periods ended September 30, 1999 and 1998, respectively, and $1,940,000 and $2,111,000 for the nine month periods ended September 30, 1999 and 1998, respectively.


         Depreciation and depletion expense decreased 10% to $66,569,000 in the first nine months of 1999 from $74,163,000 in the first nine months of 1998. On a per-unit basis, depletion expense was approximately $.95 per MCFE in the first nine months of 1999 compared to $1.14 per MCFE in the corresponding 1998 period. The decline in the depletion rate during 1999 is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to the writedowns of oil and gas properties in the third and fourth quarters of 1998. At September 30, 1999 Forest had undeveloped properties with a cost basis of approximately $53,607,000 in the U.S. and $34,847,000 in Canada which were not subject to depletion, compared to approximately $52,735,000 in the U.S. and $23,718,000 in Canada at September 30, 1998. The increases in the U.S. and in Canada are attributable primarily to the purchase of undeveloped acreage. At September 30, 1999 Forest also had approximately $20,157,000 of costs related to international interests. These costs are not being depleted pending the establishment of proved reserves.

         Other income was $8,468,000 in the first nine months of 1998. The 1998 period includes $6,603,000 of income related to settlement of a Canadian gas purchase contract and $1,400,000 of death benefits received under a life insurance policy covering a former executive officer of the Company.

         Interest expense increased 12% to $31,884,000 in the first nine months of 1999 compared to $28,429,000 in the corresponding 1998 period, due primarily to higher interest rates.

         The foreign currency translation gain was $7,272,000 in the first nine months of 1999, compared to a loss of $8,328,000 in the first nine months of 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6812 at September 30, 1999 compared to $.6535 at December 31, 1998. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary loss on extinguishment of debt of $598,000 in the first nine months of 1999 resulted from the redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value.

         The extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in the first nine months of 1998 resulted from settlement of the Company's remaining nonrecourse production payment obligation in exchange for 271,214 shares of Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000.

LIQUIDITY AND CAPITAL RESOURCES

         Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. In 1998 and 1999, we completed several transactions that improved our financial position:

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

-        In February 1999 we issued, at 98.811% of par, $100,000,000 of 10 1/2%
         Senior Subordinated Notes (the 10 1/2% Notes) due 2006.

- In August 1999 we issued 9,000,000 shares of Common Stock in a public offering for net proceeds of $131,188,000. The net proceeds will be used to fund identified exploration and development activities in the Northwest Territories and other core areas, as well as for other projects or property acquisitions and for general corporate purposes. Pending such uses, we used the proceeds of the offering to reduce indebtedness under our global credit facility.

- In September 1999 we redeemed the remaining principal amount of the 11 1/4% Senior Subordinated Notes at 103.792% of par. As a result of this redemption, we recorded an extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999.

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

         In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. At current production and borrowing levels, Forest's sensitivity to price declines is significantly increased compared to prior periods. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have six offshore Gulf of Mexico wells whose combined production currently represents approximately 25% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

         BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. At October 31, 1999 the maximum credit facility allocations in the United States and Canada are $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

         At September 30, 1999, the outstanding borrowings under the global credit facility were $48,000,000 in the United States and $36,785,000 in Canada. At October 31, 1999, the outstanding borrowings were $40,500,000 in the United States and $38,741,000 in Canada, with an average effective interest rate of 6.19%. At October 31, 1999, Forest had also used the global credit facility for letters of credit in the amount of $233,000 in the United States and $1,144,000 CDN in Canada.

         WORKING CAPITAL. Forest had a working capital surplus of approximately $6,001,000 at September 30, 1999 compared to a surplus of approximately $348,000 at December 31, 1998. The increase in the surplus is due primarily to higher accounts receivable balances as a result of the higher product price environment. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

         CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased slightly to $59,679,000 in 1999 compared to $59,163,000 in 1998. We used $66,478,000 for investing activities in 1999 compared to $338,163,000 in 1998. The higher use of cash in the 1998 period was due primarily to the Louisiana Acquisition. Net cash provided by financing activities in 1999 was $6,668,000 compared to $265,736,000 in 1998. The 1999 period included net proceeds of $98,825,000 from the issuance of the 10 1/2% Notes, net proceeds of $131,188,000 from the issuance of common stock and net repayments of bank borrowings of $213,197,000. The 1998 period included net bank borrowings of $192,497,000 and net proceeds of $74,616,000 from the issuance of the 8 3/4% Notes.

         CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first nine months of 1999 and 1998 were as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1999                1998
                                                  ----------            -------
                                                           (In Thousands)
       Property acquisition costs:
           Proved properties                      $       72            297,440
           Undeveloped properties                      1,058             38,452
                                                  ----------            -------

                                                       1,130            335,892

       Exploration costs:
           Direct costs                               44,093             42,537
           Overhead capitalized                        2,199              2,561
                                                  ----------            -------

                                                      46,292             45,098

       Development costs:
           Direct costs                               30,288             57,728
           Overhead capitalized                        3,665              3,698
                                                  ----------            -------

                                                      33,953             61,426
                                                  ----------            -------

                                                  $   81,375            442,416
                                                  ==========            =======

         Forest's anticipated 1999 direct expenditures for exploration and development are approximately $120,000,000. We intend to meet our 1999 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

         In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At September 30, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.1 BCF of natural gas through the remainder of 1999 at an average price of $2.39 CDN per MCF and approximately 5.4 BCF of natural gas in 2000 at an average price of approximately $2.22 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1998 Canadian Forest supplied 27% of the gas for the Netback Pool.

         HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. As of November 5, 1999 Forest had the following swaps in place:

                                                         Natural Gas                            Oil
                                                 ---------------------------       ----------------------------
                                                                  Average                            Average
                                                 BBTU's         Hedged Price       Barrels         Hedged Price
                                                 per Day         per MMBTU         per Day            per BBL
                                                 -------        ------------       -------         ------------
   October through December 1999                   83.0           $  2.39           6,168            $  16.76
   2000                                            59.3           $  2.52           1,163            $  19.44
   2001                                            21.7           $  2.45               -            $       -
   2002                                            16.7           $  2.48               -            $       -

         In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of November 5, 1999 Forest had the following collars in place:

                                                                      Natural Gas
                                            -------------------------------------------------------------
                                            Average Floor          Average Ceiling
                                                Price                   Price              BBTU's Per Day
                                            --------------         ---------------         --------------
   2000                                        $  2.79                  $  3.03                   5.8

                                                                           Oil
                                            -------------------------------------------------------------
                                            Average Floor          Average Ceiling
                                                Price                   Price              Barrels Per Day
                                            --------------         ---------------         ---------------
   October through December 1999               $ 21.00                  $  23.00                  505
   2000                                        $ 18.19                  $  20.93                3,509

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

         Forest has established a Year 2000 Project that addresses the effects the Year 2000 will have on software applications and analyzes upgrades and purchases that may be required. In addition, the Year 2000 Project assesses the potential impact on Forest in the event that other parties with whom we do business do not implement systems which are Year 2000 compliant.

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

         Forest completed its review of accounting systems in early 1998, deciding to replace its U.S. accounting system with a new system that will be Year 2000 compliant and also provide greater functionality. The identification of necessary enhancements to the base product was completed in mid-1998, after which the programming and data conversion processes commenced. In Canada, an upgrade to a newer release of our existing oil and gas accounting software was completed in order to be Year 2000 compliant. In the United States, we became operational on our new accounting system in the third quarter of 1999 for all applications except certain auxiliary revenue processes scheduled to become operational on December 1, 1999. The Company does not require the use of these processes until February, 2000.

         We also installed an updated version of our production accounting software in the United States. The new version is Year 2000 compliant and also provides greater functionality. The Company does not use an automated production reporting system in Canada.

         Forest's U.S. oil and gas reserve software was updated to a version that is Year 2000 compliant in the third quarter of 1999. In Canada, we previously installed new oil and gas reserve software that is Year 2000 compliant.

         The new systems described above resulted in Forest's business computer systems being Year 2000 compliant during the third quarter of 1999 except as noted above with respect to auxiliary revenue processes. Remaining business systems have also been reviewed for Year 2000 compliance. To date, no significant instances of noncompliance have been noted.

         During the course of the projects described above, there have been and will continue to be significant time requirements placed on Forest's managers and staff in the affected areas. Wherever possible, we have contracted additional personnel to supplement programming efforts and to "backfill" critical positions so that normal workflow is not adversely affected. However, the ability of Forest's information technology staff to respond to new issues is expected to be hampered during the remainder of the year and early 2000 due to the difficulty encountered in attracting and retaining qualified personnel.

         A Year 2000 Steering Committee was formed in early 1998 consisting of representatives from the Finance, Accounting, Legal, Operations and Information Systems disciplines. Based on the Committee's recommendations, Forest entered into contracts with several consultants to provide additional support to our efforts to ensure Year 2000 compliance. In the U.S., a national consulting firm was engaged to assist in the identification, classification and itemization of Year 2000 issues not previously identified. This effort encompassed a review of all field operations (operated and non-operated), significant vendor and customer relationships and business systems not included in the projects described above. The consulting firm also assisted Forest personnel in the assessment and remediation of Year 2000 issues. The consultants commenced their work in November 1998 and have completed all significant aspects of the project. Canadian Forest also engaged a consultant to review its business systems and has retained outside legal counsel to provide support to management in the review of third party relationships.

         Forest believes that its Year 2000 project is approximately 95% complete as of November 1999.

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

         RECENT ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective beginning with the first quarter of fiscal years beginning after June 30, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact Statement No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                           PART II. OTHER INFORMATION


ITEM 2c. RECENT SALE OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the third quarter of 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  *        Exhibit 27       Financial Data Schedule.

*   Filed with this report.


(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed by Forest during the third quarter of 1999:

Date of Report     Item Reported       Financial Statements Filed
--------------     -------------       --------------------------
July 29, 1999        Item 5,7          Condensed Pro Forma Combined Statement
                                       of Operations of Forest Oil Corporation
                                       for the year ended December 31, 1998.

August 17, 1999      Item 7            None


         The following report on Form 8-K/A was filed by Forest during the third quarter of 1999:


Date of Report     Item Reported
--------------     -------------
January 22, 1999     Item 5


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FOREST OIL CORPORATION
                                             (Registrant)



Date:  November 15, 1999                       /s/ Joan C. Sonnen
                           ----------------------------------------------------
                                              Joan C. Sonnen
                           Vice President - Controller and Corporate Secretary
                                  (Signed on behalf of the registrant)



                                          /s/ David H. Keyte
                           ----------------------------------------------------
                                              David H. Keyte
                                    Executive Vice President and Chief
                                            Financial Officer
                                      (Principal Financial Officer)