Form 10-K
period 1999-12-31
FOREST OIL CORP
filed 2000-03-24
CIK 38079

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $277,224,247 as of February 29, 2000 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

         There were 53,778,496 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 29, 2000.

         Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 10, 2000, which is incorporated into Part III of this Form 10- K.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
                                     PART I

Item 1.           Business                                                                                  1

Item 2.           Properties                                                                               17

Item 3.           Legal Proceedings                                                                        23

Item 4.           Submission of Matters to a Vote of Security Holders                                      23

Item 4A.          Executive Officers of Forest                                                             23

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                    25

Item 6.           Selected Financial and Operating Data                                                    26

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                28

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                               37

Item 8.           Financial Statements and Supplementary Data                                              38

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                 38

                                     PART III

Item 10.          Directors and Executive Officers of the Registrant                                       85

Item 11.          Executive Compensation                                                                   85

Item 12.          Security Ownership of Certain Beneficial Owners and Management                           85

Item 13.          Certain Relationships and Related Transactions                                           85

                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                          85

                                     PART I

This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 16 of this document for an explanation of these types of assertions. We also use the terms "Forest", "Company", "we", "our" and "us" to refer to Forest Oil Corporation.

ITEM 1.  BUSINESS

THE COMPANY

Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids. Forest was incorporated in New York in 1924, the successor to a company formed in 1916, and has been a publicly held company since 1969. The Anschutz Corporation, a private Denver-based corporation, currently owns approximately 37% of our common stock.

Forest operates from production offices located in Lafayette, Louisiana; Denver, Colorado; and Calgary, Alberta and runs its international business (other than Canada) from an office located in Houston, Texas. Forest's corporate headquarters is located in Denver, Colorado. On December 31, 1999 Forest had 272 employees, of whom 207 were salaried and 65 were hourly. Of the salaried employees, 16 were employed by ProMark, our marketing and processing business. For financial information relating to our operational segments, see Note 13 of Notes to Consolidated Financial Statements.

Forest's estimated proved reserves were 718 BCFE at December 31, 1999 of which approximately 73% was natural gas. As of December 31, 1999, our estimated proved developed reserves were approximately 81% of total estimated proved reserves.

Forest's principal reserves and producing properties are all located in North America. In the United States, we have business units operating in three areas: offshore Gulf of Mexico, onshore Gulf of Mexico, and the Western United States. Our fourth business unit is in Canada, where our oil and gas operations are conducted by our wholly owned subsidiary, Canadian Forest Oil Ltd. Our fifth business unit consists of our interests in various other countries, including Thailand, South Africa, Italy, Switzerland and Tunisia; activity in these areas has, to date, been exploratory in nature and is conducted by our wholly owned subsidiary, Forest Oil International.

At December 31, 1999, approximately 73% of our oil and gas reserves were in the United States and approximately 27% were in Canada. Approximately 74% of our total production in 1999 was in the United States and approximately 26% was in Canada. During 1999, we produced approximately 241 MMCFE per day. (An MCF is one thousand cubic feet of natural gas. MMCF is used to designate one million cubic feet of natural gas and BCF refers to one billion cubic feet of natural gas. MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of liquids to six MCF of natural gas. BCFE means billions of cubic feet of natural gas equivalents. With respect to liquids, the term BBL means one barrel of liquids whereas MBBLS is used to designate one thousand barrels of liquids. The term liquids is used to describe oil, condensate and natural gas liquids.)

SALES AND MARKETS

OIL AND GAS OPERATIONS. Forest's U.S. production is generally sold at the wellhead to oil and natural gas purchasing companies in the areas where it is produced. Liquids are typically sold under short-term contracts at prices based upon posted field prices. Natural gas in the United States is generally sold month to month on the spot market.

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

In Canada, liquids are typically sold under short-term contracts at prices based upon posted prices at Alberta pipeline and processing hubs netted back to the field. Canadian Forest's natural gas production is sold primarily through the ProMark Netback Pool which is operated by ProMark, the marketing subsidiary of Canadian Forest. Canadian Forest sold approximately 90% of its natural gas production through the ProMark Netback Pool in 1999.

Although pipeline expansions are ongoing in Canada, the lack of firm natural gas pipeline capacity continues to affect the ability to market natural gas production. The prorating of capacity on the oil and liquids pipeline systems may also affect the ability to market oil and liquids production.

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

The ProMark Netback Pool gas sales in 1999 averaged 104 MMCF per day, of which Canadian Forest supplied approximately 35 MMCF per day or 34%. Approximately 7% of the volumes sold in the ProMark Netback Pool in 1999 were sold at fixed prices. The remainder of the volumes sold were priced in a variety of ways, including prices based on indices.

In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-services basis. ProMark also buys and sells gas in its trading operation for terms as short as one day and as long as one to two years. Profits generated by trading are derived from the spread between the prices of gas purchased and sold. ProMark follows procedures to offset its gas purchase or sales commitments with other gas purchase or sales contracts, thereby limiting its exposure to price risk. We are, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit or parent guarantees are obtained when considered necessary to minimize credit risk.

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

Assets acquired from The Anschutz Corporation in 1998 included oil and gas interests in various foreign countries. We currently hold 17 concessions covering approximately 21.7 million gross undeveloped acres located in Albania, Germany, Italy, Romania, South Africa, Switzerland, Thailand and Tunisia. In 2000, drilling is planned in Thailand and Switzerland and, if the wells are successful, we anticipate commencing development plans. In South Africa, where Forest shot 3D seismic over an existing discovery, development plans are being prepared and we anticipate drilling a delineation well in early 2001. These international interests comprise approximately 3% of our total assets at December 31, 1999.

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

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate gas producers like the Company, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently issued Order No. 637, which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak times, (iii) encourages auctions for pipeline capacity, (iv) requires pipelines to implement imbalance management services, and (v) restricts the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders. Order No. 637 also requires the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities.

While any additional FERC action on these matters would affect the Company only indirectly, these changes are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

In Order Nos. 561 and 561-A, the FERC established an indexing system under which oil pipelines are able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. To date, the Company does not believe Order Nos. 561 and 561-A have materially increased transportation costs associated with oil production from the Company's oil producing operations.

The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. To date, the FERC has not issued rules to implement the OCSLA's requirements on gatherers and other non-jurisdictional entities, though it has issued such rules for interstate pipelines. Pursuant to one of the FERC's recently initiated inquiries involving whether it should alter its regulatory treatment of pipelines and services on the OCS, the FERC has recently proposed to adopt certain reporting requirements concerning OCS rates and terms and conditions of service, which requirements are applicable, with certain limited exceptions, to both gas pipelines and gatherers operating on the OCS. The purpose of the proposed requirements is to provide regulators and other interested parties with sufficient information to detect and then seek to remedy discriminatory conduct in such operations. The Company cannot predict what, if any, affect this matter may have on the Company.

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

The MMS has recently proposed changes to the method of calculating royalties and the valuation of crude oil produced from federal leases. These changes, if adopted, would modify the valuation procedures for crude oil to reduce use of oil posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict what action the MMS will ultimately take on this matter, nor can it predict at this stage how the Company might be affected if the MMS adopts such changes.

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

In Canada, oil exports are subject to regulation by the National Energy Board
(NEB), an independent federal regulatory agency. Exports may be made pursuant to export orders with terms not exceeding one year in the case of light crude, and not exceeding two years in the case of heavy crude. Natural gas exported from Canada is also subject to regulation by the NEB. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB. Natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration (to a maximum of 25 years) pursuant to an export license from the NEB with government of Canada approval.

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

From time to time the governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs which have included royalty rate deductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. The trend in recent years has been for provincial governments to allow such programs to expire without renewal, and consequently few such programs are currently operative.

In Alberta, certain producers of oil or natural gas are entitled to a credit against the royalties to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The credit is determined by applying a specified rate to a maximum of $2 million CDN of Alberta Crown royalties payable for each producer or associated group of producers. The specified rate is a function of the Royalty Tax Credit reference price (RTCRP) which is set quarterly by the Alberta Department of Energy and ranges from 25% to 75%, depending on oil and gas par prices for the previous calendar quarter. Canadian Forest is eligible for ARTC credits only on eligible properties acquired and wells drilled after the change of control. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible.

The review of the ARTC program announced in December 1997 is now complete. The ARTC program will retain its basic structure, but effective January 1, 2001 there will be changes to filing requirements and record keeping.

Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by the Company to the provincial governments. In Alberta, the ARTC program provides a rebate on Alberta Crown royalties paid in respect of eligible producing properties in Alberta.

REGULATION IN NORTHWEST TERRITORIES OF CANADA. Currently, the provincial governments have jurisdiction over the exploration and development of oil and gas resources in the provinces of Canada and the federal government has jurisdiction over the exploration and development of oil and gas resources in the Canadian territories. The Yukon, Northwest Territories and Nunavut governments recently signed a Northern Cooperation Accord for the purpose of cooperating to seek jurisdiction over the oil and gas resources in these territories. If jurisdiction over the oil and gas resources in these territories were to be transferred to the territorial governments, the territorial governments would have the authority to regulate the grant of drilling permits, the construction of pipelines and other matters affecting oil and gas exploration and development activities. We are unable to predict whether any transfer of jurisdiction to the territorial governments would affect our proposed exploration and development activities in the Northwest Territories, although it is possible that the territorial governments would adopt policies or regulations that could delay or limit our proposed exploration and development activities, delay or prevent the construction of pipelines or result in the payment of higher royalties or taxes than would otherwise be the case under the current federal regulatory framework.

Canadian Forest's right to produce oil and gas from its Northwest Territories properties, along with the production rights of other industry participants in these properties, are subject to finalizing the commercial discovery licenses and production licenses for the wells to be produced. Until the particulars for these licenses and the related spacing units are finalized, Canadian Forest's share of production cannot be finally determined.

NORTH AMERICAN FREE TRADE AGREEMENT. On January 1, 1994 the North American Free Trade Agreement (NAFTA) among the governments of Canada, the United States and Mexico became effective. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36-month period), (ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements. NAFTA contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

ENVIRONMENTAL MATTERS. Extensive U.S. federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company, as well as the oil and gas exploration and production industry in general. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of Forest and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect the Company's operations. For instance, a few U.S. courts have ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called Superfund) and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations.

The OPA and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a pipeline, vessel or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages from oil spills. OPA also requires operators of offshore OCS facilities to demonstrate to the MMS that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. This financial responsibility amount can increase up to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at a facility exceeds applicable threshold volumes established by the MMS under its recently issued rules pertaining to covered offshore facilities. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

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

In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act (AEPEA) since September 1, 1993. In addition to replacing a variety of older statutes which related to environmental matters, AEPEA also imposes certain environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations.

British Columbia's Environmental Assessment Act became effective June 30, 1995. This legislation rolls the previous processes for the review of major energy projects into a single environmental assessment process which contemplates public participation in the environmental review.

Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to fully cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant environmental-related event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

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

The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. The Company is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of increasingly stringent laws relating to the protection of the environment.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING FOREST.

OIL AND GAS PRICE DECLINES AND THEIR VOLATILITY COULD ADVERSELY AFFECT FOREST'S REVENUE, CASH FLOWS AND PROFITABILITY. Prices for oil and natural gas fluctuate widely. The average spot price received by Forest for natural gas produced in the Gulf of Mexico increased from approximately $2.17 per MCF at December 31, 1998, to $2.33 per MCF at December 31, 1999 and was approximately $2.74 per MCF at March 1, 2000. During the same period, the NYMEX price for West Texas Intermediate crude oil increased from $12.06 per barrel to $25.60 per barrel and was $31.77 per barrel at March 1, 2000.

Natural gas prices affect Forest more than oil prices, because most of our production and reserves are natural gas. At December 31, 1999, 73% of our estimated proved reserves consisted of natural gas on an MCFE basis and, during 1999, approximately 70% of our total production consisted of natural gas.

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

We cannot predict future oil and natural gas prices. Factors that can cause this fluctuation include:

       - relatively minor changes in the supply of and demand for oil and natural gas;

       -      market uncertainty;

       -      the level of consumer product demand;

       -      weather conditions;

       -      domestic and foreign governmental regulations;

       -      the price and availability of alternative fuels;

       - political and economic conditions in oil producing countries, particularly those in the Middle East;

       -      the foreign supply of oil and natural gas;

       -      the price of oil and gas imports; and

       -      overall economic conditions.

We enter into energy swap agreements and other financial arrangements at various times to attempt to minimize the effect of oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations. Energy swap arrangements may limit the risk of declines in prices, but such arrangements may also limit further revenues from price increases.

For further information concerning prices, market conditions and energy swap agreements, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9 and 11 of Notes to Consolidated Financial Statements.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO EXECUTE OUR OPERATING STRATEGY. We have historically addressed our long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

       -      bank borrowings or the issuance of debt securities;

       - the sale of common stock, preferred stock or other equity securities;

       - the issuance of nonrecourse production-based financing or net profits interests;

       -      sales of non-strategic properties;

       -      sales of prospects and technical information; and

       -      joint venture financing.

The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and the value and performance of Forest. We may be unable to execute our operating strategy if we cannot obtain capital from these sources.

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND INHERENTLY IMPRECISE. This Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net revenues from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. Such process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenue, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. Such variances may be material.

At December 31, 1999, approximately 19% of our estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of our future reserves include the assumption that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 14 of Notes to Consolidated Financial Statements.

You should not assume that the present value of future net revenues referred to is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with Forest or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

LEVERAGE MATERIALLY AFFECTS OUR OPERATIONS. As of December 31, 1999, our long-term debt was approximately $371.7 million, including $72.7 million outstanding under our global bank credit facility with a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. Our long-term debt represented 54% of our total capitalization at December 31, 1999.

Our level of debt affects our operations in several important ways, including the following:

       - a significant portion of our cash flow from operations is used to pay interest on borrowings;

       - the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

       - the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

       - a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

       - the terms of the agreements governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. A high level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

If Forest is unable to repay its debt at maturity out of cash on hand, it could attempt to refinance such debt, or repay such debt with the proceeds of any equity offering. We cannot assure you that Forest will be able to generate sufficient cash flow to pay the interest on its debt or that future borrowings or equity financing will be available to pay or refinance such debt. In addition, Forest's bank borrowing base is subject to semi-annual redeterminations. Forest could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base, and we cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale would have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

LOWER OIL AND GAS PRICES MAY CAUSE US TO RECORD CEILING LIMITATION WRITEDOWNS. We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation writedown." This charge does not impact cash flow from operating activities, but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. In 1998, we recorded after-tax writedowns of $175 million ($199.5 million pre-tax). We cannot assure you that we will not experience ceiling limitation writedowns in the future.

WE MAY NOT BE ABLE TO REPLACE PRODUCTION WITH NEW RESERVES. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are relatively slow. A significant portion of our production is from Gulf of Mexico reservoirs. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful exploration and development activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS RISKS OF OIL AND GAS DRILLING AND PRODUCTION ACTIVITIES. Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

       -      unexpected drilling conditions;

       -      pressure or irregularities in formations;

       -      equipment failures or accidents;

       -      weather conditions; and

       - shortages in experienced labor or shortages or delays in the delivery of equipment.

The prevailing prices of oil and natural gas also affect the cost of and the demand for drilling rigs, production equipment and related services.

We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs.

OUR INDUSTRY EXPERIENCES NUMEROUS OPERATING RISKS. The oil and gas industry experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, a substantial portion of our oil and gas operations is located offshore in the Gulf of Mexico. The Gulf of Mexico area experiences tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production.
In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

FOREST'S CONCENTRATION OF ASSETS INCREASES ITS EXPOSURE TO PRODUCTION DECLINES. At March 1, 2000, the combined production from four of our offshore Gulf of Mexico wells represented approximately 23% of our consolidated daily deliverability. Our production, revenue and cash flow will be adversely affected if production from these wells decreases significantly.

THE PROFITABILITY OF OUR GAS MARKETING ACTIVITIES MAY BE LIMITED. Our operations include gas marketing through our subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of gas production in Canada, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. The profitability of such natural gas marketing operations depends on our ability to assess and respond to changing market conditions, including credit risk. Profitability also depends on our ability to maximize the volume of third party natural gas that we purchase and resell and to obtain a satisfactory margin between the purchase price and the sales price for such volumes. If we are unable to respond accurately to changing conditions in the gas marketing business, our results of operations could be materially adversely affected. In addition, ProMark sells a significant portion of its volumes at fixed prices under long-term contracts. The loss of one or more such long-term buyers could have a material adverse effect on Forest. ProMark buys and sells gas in its trading operations for terms varying from one day to two years. Profits from trading are derived from the difference between the price of gas purchased and the price of gas sold. ProMark tries to limit its exposure to price risk by offsetting its gas purchase or sales commitments with other gas purchase or sales contracts. However, ProMark is exposed to credit risk because the counterparties to agreements might not perform their contractual obligations.

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL DEVELOPMENTS. We have significant operations in Canada. The expenses of such operations are payable in Canadian dollars while most of the revenue from natural gas and oil sales is based upon U.S. dollars price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollars. Forest is also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. We have also acquired additional oil and gas assets in other countries. Our foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries.

COMPETITION WITHIN OUR INDUSTRY MAY ADVERSELY AFFECT OUR OPERATIONS. We operate in a highly competitive environment. Forest competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties and the equipment and labor required to develop and operate such properties. Forest also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas. Many of these competitors have financial and other resources substantially greater than ours.

OUR FUTURE ACQUISITIONS MAY NOT CONTAIN ECONOMICALLY RECOVERABLE RESERVES. Our recent growth is due in part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every platform or well. Even when a platform or well is inspected, structural and environmental problems are not necessarily discovered. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

THE MARKETABILITY OF FOREST'S PRODUCTION DEPENDS IN MOST PART UPON THE AVAILABILITY, PROXIMITY AND CAPACITY OF GAS GATHERING SYSTEMS, PIPELINES AND PROCESSING FACILITIES. The marketability of our production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. U.S. federal and state and Canadian regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand all could adversely affect our ability to produce and market oil and natural gas. If market factors dramatically change, the financial impact on Forest could be substantial. The availability of markets is beyond our control.

OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS U.S. FEDERAL, STATE AND LOCAL AND CANADIAN FEDERAL AND PROVINCIAL GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS. Our oil and gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the Oil Pollution Act of 1990 requires operators of offshore facilities to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under such law and other federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for such spills of oil and other regulated substances, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. Federal, state, provincial and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

THE SIGNIFICANT OWNERSHIP POSITION OF ANSCHUTZ COULD LIMIT FOREST'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. As of March 7, 2000, Anschutz owned approximately 37% of the outstanding shares of our common stock. Pursuant to a shareholder agreement between Anschutz and Forest, Anschutz may designate three of Forest's directors. Therefore, Anschutz can substantially influence matters considered by Forest's board of directors. The shareholder agreement, which also prohibits Anschutz from acquiring in excess of 49.9% of the outstanding shares of Forest's common stock, terminates on July 27, 2000.

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

WE DO NOT PAY DIVIDENDS. We have not declared any cash dividends on our common stock in a number of years and have no intention to do so in the near future. In addition, we are restricted from doing so by our global credit agreement and the indentures pursuant to which our subordinated notes were issued.

OUR RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS HAVE PROVISIONS THAT DISCOURAGE CORPORATE TAKEOVERS AND COULD PREVENT SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR INVESTMENT. Certain provisions of our Restated Certificate of Incorporation and By-Laws and provisions of the New York Business Corporation Law may have the effect of delaying or preventing a change in control. Our directors are elected to staggered terms. Also, our Restated Certificate of Incorporation authorizes our board of directors to issue preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights of those shares as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

Our board of directors has adopted a shareholder rights plan. The existence of the rights plan may impede a takeover of Forest not supported by the board, including a proposed takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing market price of our common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

The information in this Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

       -      budgeted capital expenditures;

       -      increases in oil and gas production;

       -      our outlook on oil and gas prices;

       -      estimates of our oil and gas reserves;

       -      our future financial condition or results of operations; and

       - our business strategy and other plans and objectives for future operations.

When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk factors noted in this Form 10-K and other factors noted throughout this Form 10-K, including certain risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement. Prices for oil and natural gas fluctuate widely. Numerous uncertainties are inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Many of these uncertainties are beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of such data by geological engineers. As a result, estimates made by different engineers often vary from one another. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

All forward-looking statements attributable to Forest are expressly qualified in their entirety by this cautionary statement.

ITEM 2.  PROPERTIES

Forest's principal reserves and producing properties are oil and gas properties located in the United States in the Gulf of Mexico, Louisiana, Texas, Oklahoma and Wyoming and in Canada in Alberta and the Northwest Territories.

RESERVES

Information regarding Forest's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 14 of Notes to Consolidated Financial Statements.

Since January 1, 1999 Forest has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

PRODUCTION

The following table shows net liquids and natural gas production for Forest and its subsidiaries for the years ended December 31, 1999, 1998 and 1997:

                                                            Net Natural Gas and Liquids Production (1)
                                                            ------------------------------------------
                                                              1999           1998            1997
                                                              ----           ----            ----
                   United States:
                      Natural Gas (MMCF)                     49,279         47,394         34,018
                      Liquids (MBBLS)                         2,712          2,405          1,267

                   Canada:
                      Natural Gas (MMCF)                     12,423         14,916         15,017
                      Liquids (MBBLS)                         1,685          1,864          1,940

                   Total (MMCFE)                             88,084         87,924         68,277

(1) Volumes reported for natural gas include insignificant amounts of sulfur production on the basis that one long ton of sulfur is equivalent to 15 MCF of natural gas. Liquids volumes include both oil and condensate and natural gas liquids.

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production for the years ended December 31, 1999, 1998 and 1997 for Forest and its subsidiaries:

                                                             United States                                  Canada
                                                  -----------------------------------        ------------------------------------
                                                   1999           1998          1997          1999           1998           1997
                                                  ------        --------       ------        -------        ------         ------
     Average Sales Prices:
       NATURAL GAS
    Production (MMCF) (1)                         49,279         47,394       34,018         12,423         14,916         15,017
    Sales price received (per MCF)            $     2.28           2.10         2.53           1.61           1.23           1.46
    Effects of energy swaps (per MCF) (2)            .03            .09         (.21)          (.07)          (.02)          -
                                                  ------         ------       ------         ------         ------         ------

    Average sales price (per MCF)             $     2.31           2.19         2.32           1.54           1.21           1.46

  LIQUIDS:
  Oil and condensate:
    Production (MBBLS)                             1,985          1,919        1,137          1,254          1,389          1,498
    Sales price received (per BBL)            $    17.18          12.16        18.20          16.80          11.95          18.07
    Effects of energy swaps (per BBL) (2)          (3.11)           .45         (.23)         (2.37)          1.06           (.08)
                                                  ------         ------       ------         ------         ------         ------

    Average sales price (per BBL)             $    14.07          12.61        17.97          14.43          13.01          17.99

  Natural gas liquids:
    Production (MBBLS)                               727            486          130            431            475            442
    Average sales price (per BBL)             $     9.95           7.00        10.62          10.70           7.25          12.42

  Total liquids production (MBBLS)                 2,712          2,405        1,267          1,685          1,864          1,940
  Average sales price (per BBL)               $    12.97          11.48        17.21          13.48          11.54          16.72

Average production cost (per MCFE) (3)        $      .51            .48          .50            .58            .46            .58

(1) Total natural gas production includes scheduled deliveries under volumetric production payments, net of royalties, of 801 MMCF in 1997. Natural gas delivered pursuant to volumetric production payment agreements represented approximately 2% of total natural gas production in 1997. On June 30, 1997 the Company repurchased its last remaining volumetric production payment. For further information concerning volumes and prices recorded under volumetric production payments, see Note 4 of Notes to Consolidated Financial Statements.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 32,481 MMCF, 26,527 MMCF and 13,990 MMCF for the years ended December 31, 1999, 1998 and 1997, respectively. Hedged oil and condensate volumes were 2,075,000 barrels, 392,900 barrels and 949,000 barrels for 1999, 1998 and 1997, respectively. The aggregate gains (losses) under energy swap agreements were $(8,684,000), $6,305,000 and $(7,439,000), respectively, for the years ended December 31, 1999, 1998 and 1997 and were accounted for as increases (reductions) to oil and gas sales.

(3) Production costs were converted to common units of measure using a conversion ratio of one barrel of oil to six MCF of natural gas and one long ton of sulfur to 15 MCF of natural gas. Such production costs exclude all depreciation, depletion and provision for impairment associated with property and equipment.

PRODUCTIVE WELLS

The following summarizes total gross and net productive wells of Forest and its subsidiaries at December 31, 1999:

                                                                 Productive Wells (1)
                                                             ---------------------------
                                                              United States      Canada
                                                             ---------------    --------
                           Gross (2)
                             Gas                                     351          245
                             Oil                                      56          286
                                                                     ---          ---
                                 Totals (3)                          407          531
                                                                     ===          ===

                           Net (4)

                             Gas                                     164          124
                             Oil                                      27          211
                                                                     ---          ---
                                 Totals                              191          335
                                                                     ===          ===


(1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.
(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) Includes 27 dual completions in the United States and six dual completions in Canada. Dual completions are counted as one well. If one completion is an oil completion, the well is classified as an oil well.
(4) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED AND UNDEVELOPED ACREAGE

Forest and its subsidiaries held acreage as set forth below at December 31, 1999 and 1998. A majority of the developed acreage is subject to mortgage liens securing our bank indebtedness. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

                                                      Developed Acreage (1)         Undeveloped Acreage (2)
                                                     ------------------------      --------------------------
                                                     Gross (3)         Net (4)       Gross (3)        Net (4)
                                                     ---------        --------     -----------       --------
       United States:
         Louisiana offshore                            112,947         48,587          51,134        38,472
         Texas onshore                                  52,987         15,901          30,120        12,227
         Texas offshore                                 36,382         23,444          54,937        30,444
         Oklahoma                                       23,438          3,956           5,570         2,278
         Wyoming                                         5,661          3,351          94,959        55,911
         Other                                          19,016          9,680           9,099         5,362
                                                    ----------     ----------      ----------    ----------
                                                       250,431        104,919         245,819       144,694

       Canada:
         Alberta                                       243,101        111,855         309,093       171,308
         Ontario                                        10,707          5,354         153,799        76,899
         Northwest Territories                               -              -         718,166       345,022
         Beaufort Sea                                        -              -         384,746         7,258
         British Columbia offshore                           -              -         112,308       112,308
         Other                                          32,011         21,252          91,692        44,505
                                                    ----------     ----------      ----------    ----------
                                                       285,819        138,461       1,769,804       757,300

       Other:
         South Africa                                        -              -      12,980,000     8,177,400
         Switzerland                                         -              -       1,851,000     1,665,900
         Tunisia                                             -              -       2,212,000     1,548,400
         Germany                                             -              -       1,369,000     1,369,000
         Albania                                             -              -       1,009,000       302,700
         Italy                                               -              -         820,000       820,000
         Romania                                             -              -         767,000       767,000
         Thailand                                            -              -         730,000       730,000
                                                    ----------     ----------      ----------    ----------
                                                             -              -      21,738,000    15,380,400
                                                    ----------     ----------      ----------    ----------

       Total acreage at December 31, 1999              536,250        243,380      23,753,623    16,282,394
                                                    ==========     ==========      ==========    ==========

       Total acreage at December 31, 1998              604,468        275,486      21,219,541    17,980,782
                                                    ==========     ==========      ==========    ==========

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

During 1999, Forest's gross and net developed acreage decreased approximately 11% and 12%, respectively, as a result of sales of producing properties and lease expirations. Gross undeveloped acreage increased approximately 12% due primarily to the addition of acreage in South Africa, offset partially by relinquishment of acreage in Switzerland. Net undeveloped acreage decreased 9% due primarily to the relinquishment of acreage in Switzerland.

Approximately 14% of our net undeveloped acreage at December 31, 1999 is under leases that have terms expiring in 2000, if not held by production, and approximately 9% of net undeveloped acreage will expire in 2001 if not also held by production.

DRILLING ACTIVITY

Forest and its subsidiaries owned interests in gross and net exploratory and development wells for the years ended December 31, 1999, 1998 and 1997 as set forth below. This information does not include wells drilled under farmout agreements.

                                                       United States                    Canada
                                                   ----------------------          ---------------------
                                                   1999     1998     1997          1999    1998     1997
                                                   ----     ----     ----          ----    ----     ----
         Gross Exploratory Wells:
             Dry (1)                                  3        6        4            5        7        5
             Productive (2)                          13        7        8            1        2        7
                                                   ----     ----     ----         ----     ----     ----
                                                     16       13       12            6        9       12
                                                   ====     ====     ====         ====     ====     ====


         Net Exploratory Wells:(3)

             Dry (1)                                1.7      4.3      1.4          2.4      5.6      3.9
             Productive (2)                         5.7      4.7      4.0          1.0       .7      5.3
                                                   ----     ----     ----         ----     ----     ----
                                                    7.4      9.0      5.4          3.4      6.3      9.2
                                                   ====     ====     ====         ====     ====     ====


         Gross Development Wells:

             Dry (1)                                  -        -        5            -        2       15
             Productive (2)                           6        9       13            8       14       31
                                                   ----     ----     ----         ----     ----     ----
                                                      6        9       18            8       16       46
                                                   ====     ====     ====         ====     ====     ====


         Net Development Wells:(3)

             Dry (1)                                  -        -       .7            -      2.0     10.6
             Productive (2)                         3.2      2.6      4.0          1.9     10.0     21.5
                                                   ----     ----     ----         ----     ----     ----
                                                    3.2      2.6      4.7          1.9     12.0     32.1
                                                   ====     ====     ====         ====     ====     ====

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

In 1999, one exploratory well was drilled in the United States under a farmout agreement and was a dry hole. In Canada, two exploratory wells were drilled in 1999 under farmout agreements. One well was productive and the other was a dry hole.

PRESENT ACTIVITIES

At December 31, 1999 Forest and its subsidiaries had four exploratory wells (2.4 net) and one development well (0.3 net) that were in the process of being drilled. Of the four exploratory wells, one in Canada is still being evaluated (0.3 net), one in Canada is still being drilled (0.4 net), one in Canada was productive (0.7 net) and one in the United States was a dry hole (1.0 net). The development well, which is in the United States, was determined to be productive.

At December 31, 1999 Forest and its subsidiaries also had two exploratory wells (0.9 net) and three development wells (0.9 net) under evaluation. Of the two exploratory wells, which are in Canada, one was a dry hole (0.5 net) and one was productive (0.4 net). One development well in the United States (0.1 net) is still being evaluated and has not been completed. Two development wells were in Canada, one of which was determined to be productive (0.3 net) and the other is still being evaluated (0.5 net).

DELIVERY COMMITMENTS

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.4 BCF of natural gas in 2000 at an average price of $2.36 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999, Canadian Forest supplied 34% of the gas for the Netback Pool.

There are no long-term delivery commitments in the United States as of December 31, 1999.

In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell an additional .4 BCF of natural gas in 2000 at a fixed Alberta price of approximately $3.18 CDN per MCF and another .5 BCF of natural gas in 2001 at a fixed Alberta price of approximately $3.30 CDN per MCF.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST

The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                        Years with
       Name                              Age              Forest                   Office (A)
-------------------                      ---          -----------                  ----------
Robert S. Boswell                         50               14           Chairman of the Board since March 2000.
                                                                           Chief Executive Officer since December
                                                                           1995 and President from November 1993
                                                                           to March 2000. Chief Financial Officer
                                                                           until December 1995.  Member of the Board
                                                                           of Directors since 1986.  Chairman of
                                                                           the Company's Executive Committee and
                                                                           Nominating Committee.  Director of
                                                                           C.E. Franklin Ltd.

David H. Keyte                            43               12           Executive Vice President and Chief
                                                                           Financial Officer since November 1997.
                                                                           Prior thereto Vice President and Chief
                                                                           Financial Officer since December 1995.
                                                                           Vice President and Chief Accounting
                                                                           Officer from December 1993 until December
                                                                           1995. Chairman of the Company's Employee
                                                                           Benefits Committee.

Forest D. Dorn                            45               22            Senior Vice President - Gulf Coast Region
                                                                           since November 1997.  Prior thereto Vice
                                                                           President - Gulf Coast Region since August
                                                                           1996.  Vice President and General Business
                                                                           Manager from December 1993 to August 1996.
                                                                           Member of the Company's Employee Benefits
                                                                           Committee.

Neal A. Stanley                           52                 3           Senior Vice President - Western Region since
                                                                           November 1997.  Vice President - Western
                                                                           Region from August 1996 to November 1997.
                                                                           Prior thereto President of Teton Oil and
                                                                           Gas Corporation.

                                                        Years with
       Name                              Age              Forest                   Office (A)
-------------------                      ---          -----------                  ----------
James W. Knell                            49               12            Vice President - Gulf Coast Region since
                                                                            May 1999.  Prior thereto Gulf Coast
                                                                            Business Unit Manager since November
                                                                            1997.  Corporate Drilling and Production
                                                                            Manager from December 1992 to November
                                                                            1997.

Joan C. Sonnen                            46               10            Vice President - Controller and Corporate
                                                                            Secretary since May 1999. Prior thereto
                                                                            Corporate Secretary since March 1999 and
                                                                            Controller since December 1993.  Member
                                                                            of the Company's Employee Benefits
                                                                            Committee.

Donald H. Stevens                         47                2            Vice President - Capital Markets and Treasurer
                                                                            since December 1998.  Vice President - Capital
                                                                            Markets and Strategic Initiatives from August
                                                                            1997 to December 1998.  Prior thereto Vice
                                                                            President-Corporate Relations and Capital
                                                                            Markets of Barrett Resources Corporation.
                                                                            Director of FieldPoint Petroleum Corporation.

---------------


(A) The term of office of each officer is one year from the date of his or her election immediately following the last annual meeting of shareholders and until the officer's respective successor has been elected and qualified or until his or her earlier death, resignation or removal from office whichever occurs first. Each of the named persons has held the office indicated since the last annual meeting of shareholders, except as otherwise indicated.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Forest Oil Corporation has one class of common equity securities outstanding, its Common Stock, par value $.10 per share (Common Stock).

On February 29, 2000, the Company's 53,778,496 shares of Common Stock were held by 1,466 holders of record.

Forest's Common Stock is listed on the New York Stock Exchange. The high and low intraday sales prices of the Common Stock for each quarterly period of the years presented are listed in the chart below. There were no dividends declared on the Common Stock in 1998, 1999, or in the first quarter of 2000.

                                                            High               Low
                                                            ----               ---
         1998:      First Quarter                         $ 17-3/8           $ 13
                    Second Quarter                          16-1/4             13-1/4
                    Third Quarter                           14-3/4              8
                    Fourth Quarter                          11-3/4              7-9/16

         1999:      First Quarter                         $  8-15/16         $  5-3/8
                    Second Quarter                          13-9/16             7-1/2
                    Third Quarter                           18-1/18            12-11/16
                    Fourth Quarter                          16-7/8              9

         2000:      First Quarter (through March 17)      $ 12-1/2           $  7-1/4

DIVIDEND RESTRICTIONS

The restrictions on Forest's present or future ability to pay dividends are
(i) the provisions of the New York Business Corporation Law (NYBCL), (ii) certain restrictive provisions in the Indentures executed in connection with Canadian Forest's 8 3/4% Senior Subordinated Notes due September 15, 2007 which are guaranteed by Forest and Forest's 10 1/2% Senior Subordinated Notes due 2006, and (iii) the Fourth Amended and Restated Credit Agreement dated March 4, 1999 with The Chase Manhattan Bank, as agent for a group of banks, under which Forest is restricted in amounts it may pay as dividends (other than dividends payable in Common Stock). Under these restrictions, Forest was not prohibited from paying cash dividends on its Common Stock as of March 17, 2000.

Forest has not paid dividends on its Common Stock during the past five years and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on Forest's earnings, capital requirements, financial condition and other relevant factors. There is no assurance that Forest will pay any dividends. For further information regarding the Company's equity securities and its ability to pay dividends on its Common Stock, see Notes 3 and 7 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected financial and operating data of Forest on a historical basis as of and for each of the years in the five-year period ended December 31, 1999. This data should be read in conjunction with
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                                                                           Years Ended December 31,
                                                             -----------------------------------------------------
                                                                 1999       1998      1997       1996       1995
                                                                ------    ------     ------     ------     ------
                                                                      (In Thousands Except Per Share Amounts)
FINANCIAL DATA

   Revenue:
     Marketing and processing                                $  166,283   151,079    184,399    187,374          -
     Oil and gas sales                                          190,975   170,740    155,242    128,713     82,275
                                                                -------   -------    -------    -------    -------
     Total revenue                                           $  357,258   321,819    339,641    316,087     82,275

   Earnings (loss) before extraordinary items                $   19,641  (197,786)     3,089      1,139    (17,996)

   Net earnings (loss)                                       $   19,043  (191,590)    (9,270)     3,305    (17,996)

   Weighted average number of common shares outstanding          47,943    40,910     33,669     25,062      7,360

   Net earnings (loss) attributable to common stock          $   19,043  (191,590)    (9,459)     1,147    (20,156)

   Basic earnings (loss) per share:
     Earnings (loss) attributable to common stock
       before extraordinary items                            $      .41     (4.83)       .09       (.04)     (2.74)
     Extraordinary items                                           (.01)      .15       (.37)       .09          -
                                                                -------   -------    -------    -------    -------

     Earnings (loss) attributable to common stock            $      .40     (4.68)      (.28)       .05      (2.74)

   Diluted earnings (loss) per share:
     Earnings (loss) attributable to common
       stock before extraordinary items                      $      .41     (4.83)       .08       (.04)     (2.74)
     Extraordinary items                                           (.01)      .15       (.35)       .09          -
                                                                -------   -------    -------    -------    -------

     Earnings (loss) attributable to common stock            $      .40     (4.68)      (.27)       .05      (2.74)

   Total assets                                              $  800,052   759,736     647,782   563,458    321,043

   Long-term debt                                            $  371,680   505,450     254,760   168,859    193,879

   Other long-term liabilities                               $   23,213    24,267      51,787    53,560     27,139

   Deferred revenue                                          $        -         -           -     7,591     15,137

   Shareholders' equity                                      $  318,984   168,991     261,827   242,443     44,297

                                                                           Years Ended December 31,
                                                              ----------------------------------------------------
                                                                 1999       1998      1997       1996       1995
                                                                ------    ------     ------     ------     ------
                                                                      (In Thousands Except Volumes and Prices)
OPERATING DATA

   Annual production: (1)
     Gas (MMCF)                                                  61,702    62,310     49,035     42,496     33,342
     Liquids (MBBLS)                                              4,397     4,269      3,207      2,749      1,173

   Average price received:
     Gas (per MCF) (2)                                       $     2.16      1.95       2.06       1.89       1.77
     Liquids (per Barrel)                                    $    13.16     11.51      16.92      17.59      15.86

   Capital expenditures, net of asset sales                  $  104,612   461,452    147,130    234,556     44,913

   Proved Reserves: (3)
     Gas (MMCF)                                                 525,007   564,264    378,315    334,180    231,890
     Liquids (MBBLS)                                             32,127    35,069     24,636     24,014     10,467

   Standardized measure of discounted
     future net cash flows relating to
     proved oil and gas reserves (3)                         $  650,093   522,831    439,570    559,869    256,917

------------------------------

(1) Amounts shown for 1997, 1996 and 1995 include amounts attributable to required deliveries under volumetric production payments. See Note 4 of Notes to Consolidated Financial Statements.
(2) Amounts shown for 1995 exclude the effects of a gas contract settlement. Including such amount, the average sales price for 1995 was $1.90 per MCF.
(3) The 1998, 1997, 1996 and 1995 amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997, 1996 and 1995, but which was a wholly owned subsidiary as of December 31, 1998. In June 1999, Saxon was liquidated into Canadian Forest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Net earnings for 1999 were $19,043,000 compared to a net loss of $191,590,000 in 1998. The 1999 period included an extraordinary loss on extinguishment of debt of $598,000, as well as a noncash gain on currency translation of $10,561,000. The 1998 period included a writedown of oil and gas properties of $175,000,000, net of related deferred taxes ($199,500,000 pre-tax), an extraordinary gain on extinguishment of debt of $6,196,000 and a noncash loss on currency translation of $8,320,000 related to subordinated debt issued by a Canadian subsidiary. Exclusive of these items, net earnings would have been $9,080,000 in 1999 compared to a net loss of $14,466,000 in 1998. The improvement in earnings was due primarily to higher prices and lower depletion expense.

The net loss for 1998 was $191,590,000 compared to a net loss of $9,270,000 in 1997. The loss for the 1997 period includes an extraordinary loss on extinguishment of debt of $12,359,000, as well as a noncash loss on currency translation of $4,051,000. Exclusive of the 1998 items mentioned above and the 1997 extraordinary loss on extinguishment of debt and loss on translation, the net loss would have been $14,466,000 in 1998 compared to net income of $7,140,000 in 1997. Higher production volumes in 1998 were more than offset by lower natural gas and liquids sales prices and higher interest and depletion expense.

Marketing and processing revenue increased by 10% to $166,283,000 in 1999 from $151,079,000 in 1998 and the related marketing and processing expense increased by 12% to $162,617,000 in 1999 from $144,758,000 in the previous year. The gross margin reported for marketing and processing activities decreased to $3,666,000 in 1999 from $6,321,000 in 1998. The decrease resulted from the effects of an increasingly competitive market which caused trading margins to tighten, and lower gas processing income due to the sale of processing facilities in the first quarter of 1999. Marketing and processing revenue decreased by 18% to $151,079,000 in 1998 from $184,399,000 in 1997 and the related marketing and processing expense decreased by 18% to $144,758,000 in 1998 from $175,847,000 in the previous year. The gross margin for marketing and processing activities decreased 26% to $6,321,000 in 1998 from $8,552,000 in 1997. The decrease resulted from lower volumes processed and a decrease in product prices.

Oil and gas sales revenue increased by 12% to $190,175,000 in 1999 from $170,040,000 in 1998 due primarily to higher natural gas and liquids prices. The average sales prices received for natural gas and liquids in 1999 increased 11% and 14%, respectively, compared to the average sales prices received in 1998. Production volumes for natural gas and liquids on an MCFE basis were less than 1% higher in 1999 compared to 1998. Increases in natural gas production in the Offshore Gulf of Mexico and in the Western region of the United States were offset by declines in the Onshore Gulf Coast and in Canada. The increases were attributable to 1998 discoveries in the Gulf of Mexico and to a full year of operations for the Anschutz Ranch property acquired in mid-1998. In the Onshore Gulf Coast region, production declines were steeper than previously expected. Canadian production was affected by delays in bringing new production online in the Northwest Territories and by the effects of property dispositions.

Oil and gas sales revenue increased by 10% to $170,740,000 in 1998 from $155,242,000 in 1997. Revenue from higher production volumes was partially offset by lower prices received for both oil and natural gas. Production volumes for natural gas in 1998 increased 27% from 1997. Production volumes for liquids (consisting of oil, condensate and natural gas liquids) were 33% higher in 1998 than in 1997. The increases in 1998 were due to Gulf of Mexico discoveries and volumes attributable to producing properties acquired in 1998. The average sales price received for natural gas in 1998 decreased 5% compared to the average sales price received in 1997. The average sales price received for liquids production in 1998 decreased 32% compared to the average sales price received during 1997.

Oil and gas production expense increased 10% to $46,279,000 in 1999 from $41,983,000 in 1998, due primarily to non-recurring direct operating expenses in the Onshore Gulf Coast Region and workovers in Canada. On an MCFE basis, production expense was $.53 per MCFE in 1999 compared to $.48 in 1998. The increase in the per-unit expense is attributable to higher costs being spread over essentially the same production base.

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

The production volumes, weighted average sales prices and production expenses for the years ended December 31, 1999, 1998 and 1997 for Forest and its subsidiaries were as follows:

                                                                Year Ended December 31, 1999
                                        --------------------------------------------------------------------------
                                          Offshore      Onshore       Western    Total
                                           Gulf of         Gulf       United     United                    Total
                                           Mexico         Coast        States    States       Canada      Company
                                         ----------     --------      -------   ---------    --------    ---------
NATURAL GAS
   Production (MMCF)                         28,471       10,670       10,138      49,279       12,423       61,702
   Sales price received (per MCF)     $        2.35         2.33         2.07        2.28         1.61         2.15
   Effects of energy swaps (per
      MCF) (1)                                  .02          .03          .04         .03         (.07)         .01
                                            -------      -------      -------     -------      -------      -------
   Average sales price (per MCF)      $        2.37         2.36         2.11        2.31         1.54         2.16

LIQUIDS
Oil and condensate:

   Production (MBBLS)                           918          867          200       1,985        1,254        3,239
   Sales price received (per BBL)     $       15.99        18.18        18.31       17.18        16.80        17.03
   Effects of energy swaps (per
     BBL) (1)                                 (2.64)       (3.80)       (2.25)      (3.11)       (2.37)       (2.82)
                                            -------      -------      -------     -------      -------      -------

   Average sales price (per BBL)      $       13.35        14.38        16.06       14.07        14.43        14.21

 Natural gas liquids:

   Production (MBBLS)                             1          178          548         727          431        1,158
   Average sales price (per BBL)      $       11.00         9.34        10.15        9.95        10.70        10.23

   Total liquids production (MBBLS)             919        1,045          748       2,712        1,685        4,397

   Average sales price (per BBL)      $       13.35        13.52        11.73       12.97        13.48        13.16


TOTAL PRODUCTION

Production volumes (MMCFE)                   33,985       16,940       14,626      65,551       22,533       88,084
Average sales price (per MCFE)        $        2.35         2.32         2.06        2.28         1.86         2.16
Operating expense (per MCFE)                    .38          .85          .42         .51          .58          .53
                                            -------      -------      -------     -------      -------      -------

Netback (per MCFE)                    $        1.97         1.47         1.64        1.77         1.28         1.63
                                            =======      =======      =======     =======      =======      =======

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 32,481 MMCF and hedged oil and condensate volumes were 2,075,000 barrels. The aggregate net loss under energy swap agreements was $8,684,000 for the period and was accounted for as a reduction of oil and gas sales.

                                                                Year Ended December 31, 1998
                                         -----------------------------------------------------------------------
                                          Offshore       Onshore      Western     Total
                                           Gulf of         Gulf        United     United                 Total
                                           Mexico         Coast        States     States    Canada     Company
                                         ----------     ---------     -------   --------    ------     --------
     NATURAL GAS
        Production (MMCF)                    26,521       12,883       7,990      47,394     14,916      62,310
        Sales price received (per MCF)    $    2.12         2.16        1.92        2.10       1.23        1.89
        Effects of energy swaps (per
           MCF) (1)                             .08          .15         .03         .09       (.02)        .06
                                             ------       ------      ------      ------     ------      ------

        Average sales price (per MCF)     $    2.20         2.31        1.95        2.19       1.21        1.95

     LIQUIDS
     Oil and condensate:
        Production (MBBLS)                      903          794         222       1,919      1,389       3,308
        Sales price received (per BBL)    $   11.50        12.69       13.00       12.16      11.95       12.07
        Effects of energy swaps (per
          BBL) (1)                              .95            -           -         .45       1.06         .71
                                             ------       ------      ------      ------     ------      ------

        Average sales price (per BBL)     $   12.45        12.69       13.00       12.61      13.01       12.78

     Natural gas liquids:

        Production (MBBLS)                        4          167         315         486        475         961
        Average sales price (per BBL)     $    9.00         8.45        6.21        7.00       7.25        7.13

        Total liquids production (MBBLS)        907          961         537       2,405      1,864       4,269

        Average sales price (per BBL)     $   12.44        11.96        9.01       11.48      11.54       11.51


     TOTAL PRODUCTION

     Production volumes (MMCFE)              31,963       18,649      11,212      61,824     26,100      87,924
     Average sales price (per MCFE)       $    2.18         2.21        1.82        2.12       1.51        1.94
     Operating expense (per MCFE)               .37          .67         .49         .48        .46         .48
                                             ------       ------      ------      ------     ------      ------

     Netback (per MCFE)                   $    1.81         1.54        1.33        1.64       1.05        1.46
                                             ======       ======      ======      ======     ======      ======


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 26,527 MMCF and hedged oil and condensate volumes were 392,900 barrels. The aggregate net gain under energy swap agreements was $6,305,000 for the period and was accounted for as an increase to oil and gas sales.

                                                                Year Ended December 31, 1997
                                         ------------------------------------------------------------------------
                                          Offshore      Onshore      Western      Total
                                           Gulf of        Gulf       United       United                 Total
                                           Mexico        Coast       States       States     Canada     Company
                                         ----------    ---------    ----------   ---------  ---------  ----------
     NATURAL GAS

        Production (MMCF) (1)                26,515        4,868       2,635     34,018     15,017      49,035
        Sales price received (per MCF)    $    2.60         2.27        2.32       2.53       1.46        2.20
        Effects of energy swaps (per
           MCF) (2)                            (.26)           -           -       (.21)         -        (.14)
                                             ------       ------      ------     ------     ------      ------

        Average sales price (per MCF)     $    2.34         2.27        2.32       2.32       1.46        2.06

     LIQUIDS
     Oil and condensate:
        Production (MBBLS)                      936           91         110      1,137      1,498       2,635
        Sales price received (per BBL)    $   17.87        19.84       19.63      18.20      18.07       18.13
        Effects of energy swaps (per
          BBL) (2)                             (.28)           -           -       (.23)      (.08)       (.15)
                                             ------       ------      ------     ------     ------      ------

        Average sales price (per BBL)     $   17.59        19.84       19.63      17.97      17.99       17.98

     Natural gas liquids:

        Production (MBBLS)                        -          121           9        130        442         572
        Average sales price (per BBL)     $       -        10.55       11.56      10.62      12.42       12.01

        Total liquids production (MBBLS)        936          212         119      1,267      1,940       3,207

        Average sales price (per BBL)     $   17.59        14.54       19.02      17.21      16.72       16.92


     TOTAL PRODUCTION

     Production volumes (MMCFE)              32,131        6,140       3,349     41,620     26,657      68,277
     Average sales price (per MCFE)       $    2.44         2.29        2.51       2.42       2.04        2.27
     Operating expense (per MCFE)               .42          .63        1.02        .50        .58         .53
                                             ------       ------      ------     ------     ------      ------
     Netback (per MCFE)                   $    2.02         1.66        1.49       1.92       1.46        1.74
                                             ======       ======      ======     ======     ======      ======


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

General and administrative expense decreased 23% to $15,362,000 in 1999 compared to $19,849,000 in 1998. The 1998 period included approximately $1,500,000 of non-recurring expenses of a Canadian subsidiary, Saxon Petroleum, Inc., as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflects the efficiencies achieved by combining Saxon's operations with those of Canadian Forest. General and administrative expense increased 18% to $19,849,000 in 1998 compared to $16,864,000 in 1997. There were higher employee related costs in the 1998 period as a result of increased headcount and costs related to 1998 property acquisitions, as well as the non-recurring expenses incurred by Saxon. These increases were partially offset by a premium refund in the first quarter of 1998 which lowered insurance costs.

Total overhead costs (capitalized and expensed general and administrative costs) were $24,235,000 in 1999, $27,996,000 in 1998 and $24,993,000 in 1997.
Total overhead costs decreased by 13% in 1999 compared to 1998 and increased by 12% in 1998 compared to 1997. The following table summarizes total overhead costs incurred during the periods:

                                                                   Years Ended December 31,
                                                              ---------------------------------
                                                                1999         1998         1997
                                                               ------       ------       ------
                                                                         (In Thousands)
       Overhead costs capitalized                            $   8,873       8,117        8,129
       General and administrative costs expensed (1)            15,362      19,849       16,864
                                                                ------      ------       ------

              Total overhead costs                           $  24,235      27,966       24,993
                                                                ======      ======       ======

       Number of salaried employees at end of year (2)             207         211          218
                                                                ======      ======       ======

(1)    Includes $2,059,000, $2,819,000 and $2,992,000 in 1999, 1998 and 1997,
       respectively, related to marketing and processing operations.

(2)    Includes the employees of Saxon in 1997.

Depreciation and depletion expense decreased 12% to $88,190,000 in 1999 from $100,105,000 in 1998 due to a lower per-unit rate. The depletion rate decreased to $.96 per MCFE in 1999 compared to $1.10 per MCFE in 1998. This decline is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to writedowns of oil and gas properties in the third and fourth quarters of 1998. Depreciation and depletion expense increased 25% to $100,105,000 in 1998 from $79,991,000 in 1997 due to higher production, slightly offset by a lower per-unit expense. The depletion rate decreased to $1.10 per MCFE in 1998 compared to $1.12 per MCFE in 1997. The lower depletion rate during 1998 is attributable to favorable per-unit costs associated with 1998 acquisitions and offshore Gulf of Mexico discoveries, as well as to the effects of the writedown of oil and gas properties in the third quarter of 1998.

At December 31, 1999 Forest had undeveloped properties with a cost basis of approximately $54,545,000 in the U.S. and $39,580,000 in Canada which were not subject to depletion, compared to $58,609,000 in the U.S. and $26,443,000 in Canada at December 31, 1998 and $41,226,000 in the U.S. and $19,675,000 in Canada at December 31, 1997. The increase in 1999 is due primarily to wells in progress in Canada. The increase in 1998 compared to 1997 is attributable primarily to undeveloped acreage acquired onshore Louisiana, reduced by undeveloped property impairments. At December 31, 1999 the Company also had approximately $21,493,000 of costs related to international interests. These costs are not being depleted pending establishment of proved reserves.

In the third and fourth quarters of 1998, Forest recorded writedowns of its oil and gas properties pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission for companies using the full cost method of accounting. The writedowns totaled $175,000,000 ($199,500,000 pre-tax) and were primarily a result of declining oil and gas prices.

Additional writedowns of the full cost pools in the United States and Canada may be required if prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools. The average spot price received for natural gas produced in the Gulf Coast increased from $2.33 per MCF at December 31, 1999 to approximately $2.74 per MCF at March 1, 2000. The average price received for natural gas produced in Canada increased from $2.65 CDN per MMBTU at December 31, 1999 to approximately $2.89 CDN per MMBTU at March 1, 2000. The NYMEX price for crude oil was $25.60 per barrel at December 31, 1999 and was $31.77 per barrel at March 1, 2000.

Other income of $2,629,000 in 1999 included a gain of approximately $2,500,000 from the sale of gas processing facilities in the first quarter of 1999. Other income of $8,078,000 in 1998 included approximately $6,600,000 (before tax) relating to a gas contract settlement in Canada and $1,400,000 of death benefits received under a life insurance policy covering a former executive officer. Other income of $1,181,000 in 1997 included approximately $2,100,000 of accrued royalties reversed as a result of court decisions in Oklahoma; income of approximately $595,000 recognized by Canadian Forest following resolution of prior year crown royalty issues; and approximately $1,400,000 of expense recorded in the United States as a result of a market value adjustment to the carrying value of land purchased in 1982.

Interest expense of $40,873,000 in 1999 increased $1,887,000 or 5% compared to 1998 due primarily to the issuance of the 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes), partially offset by lower bank debt balances. Interest expense of $38,986,000 in 1998 increased $17,583,000 or 82% compared to 1997 due primarily to higher levels of outstanding bank debt and subordinated debt.

The foreign currency translation gains (losses) were $10,561,000 in 1999, $(8,320,000) in 1998 and $(4,051,000) in 1997. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6924 per $1.00 U.S. at December 31, 1999 compared to $.6535 at December 31, 1998 and $.6992 at December 31, 1997. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

The extraordinary loss on extinguishment of debt of $598,000 in 1999 resulted from redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value. The extraordinary gain on extinguishment of debt in 1998 resulted from settlement of Forest's remaining nonrecourse production payment obligation in exchange for 271,214 shares of the Company's Common Stock valued at $3,750,000. The obligation had a remaining book value of approximately $9,966,000 when it was settled and we recorded an extraordinary gain on extinguishment of debt of $6,196,000 after related expenses. The extraordinary loss on the extinguishment of debt in 1997 of $12,359,000 relates to the tender offer for our 11 1/4% Notes.

LIQUIDITY AND CAPITAL RESOURCES

Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. During 1999, we completed several transactions that improved our financial position.

-      In February 1999 we issued, at 98.811% of par, $100,000,000 of 10 1/2%
       Notes. The net proceeds were used to reduce indebtedness under our global credit facility.

- In August 1999 we sold 9,000,000 shares of Common Stock in a public offering for $15.4375 per share. The net proceeds were used to fund exploration and development activities in the Northwest Territories and other core areas, and for general corporate purposes. The remaining proceeds were used to reduce indebtedness under our global credit facility.

- In September 1999 we redeemed the remaining $8,631,000 principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par. As a result of this redemption, we recorded an extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999.

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

In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have four offshore Gulf of Mexico wells whose combined production currently represents approximately 23% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

STOCK PURCHASE PROGRAMS. In March 2000 we announced that we plan to repurchase shares of Forest's securities in the open market from time to time in a total amount not to exceed $25,000,000. We also announced a stock buyback program pursuant to which we will purchase shares of Forest's common stock from holders of fewer than 100 shares.

BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada are currently $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

The global credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties in the United States, related assets, pledges of accounts receivable, and a pledge of 66% of the capital stock of Canadian Forest. The global credit facility is also indirectly secured by substantially all of the assets of Canadian Forest. We may increase the number of properties that are pledged under the facility.

At December 31, 1999, the outstanding borrowings under the global credit facility were $39,500,000 in the United States and $33,235,000 in Canada. At March 17, 2000, the outstanding borrowings were $53,500,000 in the United States and $40,319,000 in Canada, with an average effective interest rate of 6.9%. At March 17, 2000 Forest had also used the global credit facility for letters of credit in the amount of $775,000 in the United States and $1,137,000 CDN in Canada.

WORKING CAPITAL. Forest had a working capital deficit of approximately $14,817,000 at December 31, 1999 compared to a working capital surplus of approximately $348,000 at December 31, 1998. The decrease in working capital is due primarily to an increase in payables related to exploration and development activities in the fourth quarter of 1999 compared to the corresponding period in 1998. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $110,513,000 in 1999 compared to $89,444,000 in 1998. The 1999 period included higher production revenue due to higher oil and gas prices and additional funds provided by net working capital changes. We used $105,646,000 for investing activities in 1999 compared to $365,294,000 in 1998. Cash used in the 1998 period was greater than cash used in the 1999 period due primarily to the acquisitions of our onshore Louisiana properties. Cash used by financing activities in 1999 was $5,139,000 compared to cash provided by financing activities of $260,954,000 in 1998. The 1999 period included net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes and net proceeds of $131,188,000 from the issuance of common stock, offset by net repayments of bank borrowings of $225,765,000. The 1998 period included net bank borrowings of $187,620,000 and net proceeds of $74,589,000 from the issuance of the 8 3/4% Notes.

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

CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the past three years were as follows:

                                                            Years Ended December 31,
                                                   ------------------------------------------
                                                    1999              1998              1997
                                                    ----              ----              ----
                                                                 (In Thousands)
       Property acquisition costs (1):
           Proved properties                    $    1,043          290,915            7,499
           Undeveloped properties                    1,200           48,249              880
                                                   -------          -------          -------

                                                     2,243          339,164            8,379

       Exploration costs:

           Direct costs                             61,978           57,149           61,851
           Overhead capitalized                      3,789            3,265            3,587
                                                   -------          -------          -------
                                                    65,767           60,414          65,438

       Development costs:

           Direct costs                             49,259           65,721           77,836
           Overhead capitalized                      5,084            4,852            4,542
                                                   -------          -------          -------
                                                    54,343           70,573          82,378
                                                   -------          -------          -------
                                                $  122,353          470,151          156,195
                                                   =======          =======          =======

(1) 1998 amounts consist primarily of oil and gas properties acquired onshore Louisiana and from Anschutz.

Forest's anticipated expenditures for exploration and development in 2000 are approximately $116,000,000, including capitalized overhead of approximately $9,000,000. We intend to meet our 2000 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

DISPOSITIONS OF NON-STRATEGIC ASSETS. As a part of our ongoing operations, we dispose of non-strategic assets. Assets with little value or which are not consistent with our operating strategy are identified for sale or trade. At the present time, Forest is offering for sale certain properties in each of our operating regions.

During 1999, Forest disposed of properties with estimated proved reserves of approximately 7.7 BCF of natural gas and 956,000 barrels of oil for total net proceeds of $8,756,000. Also during 1999, we disposed of gas processing facilities for net proceeds of $7,174,000 and disposed of a long-term investment for net proceeds of $4,565,000. During 1998, we disposed of properties with estimated proved reserves of approximately 6.2 BCF of natural gas and 2,440,000 barrels of oil for total net proceeds of $10,302,000. Properties with estimated proved reserves of approximately 4.1 BCF of natural gas and 257,000 barrels of oil were disposed of in 1997 for total net proceeds of $9,669,000.

INVESTMENT IN SAXON PETROLEUM INC. In August 1998, we acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by us in exchange for 1,081,256 shares of Forest common stock. In October 1998, ownership of Saxon was transferred from Forest to its wholly owned subsidiary, Canadian Forest. In June 1999, Saxon was liquidated into Canadian Forest.

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

COMMODITY PRICE RISK

Forest produces and sells natural gas, crude oil and natural gas liquids for its own account in the United States and Canada and, through ProMark, its marketing subsidiary, markets natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps and other financial instruments. We use the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities. ProMark also enters into trading activities on a limited basis in Canada.

LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.4 BCF of natural gas in 2000 at an average price of $2.36 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.

In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .4 BCF of natural gas in 2000 at a fixed price of approximately $3.18 CDN per MCF and .5 BCF of natural gas in 2001 at a fixed price of approximately $3.30 CDN per MCF.

HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. As of March 17, 2000 Forest had the following swaps in place:

                                                        Natural Gas                              Oil
                                                 -------------------------         ----------------------------
                                                                 Average                            Average
                                                 BBTU's       Hedged Price         Barrels       Hedged Price
                                                 per Day       per MMBTU           per Day          per BBL
                                                 -------      ------------        --------       -------------
   2000                                            59.4           $  2.51          2,281            $  20.53
   2001                                            21.7           $  2.45              -            $      -
   2002                                            16.7           $  2.48              -            $      -

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of March 17, 2000 Forest had collars in place for 2000 covering 5.8 BBTU's of natural gas per day with an average floor price of $2.79 per MMBTU and an average ceiling price of $3.03 per MMBTU, and 3,500 barrels of oil per day with an average floor price of $18.19 per barrel and an average ceiling price of $20.93 per barrel.

The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 17, 2000 there were basis swaps in place with weighted average volumes of 42,091 MMBTU's per day in 2000 and 14,151 MMBTU's per day in 2001.

TRADING ACTIVITIES. In addition to operating the ProMark Netback Pool and managing gas supply for customers on a fee-for-service basis, ProMark also buys and sells natural gas in its trading operations. Profits or losses generated by trading are based on the spread between the prices of natural gas purchased and sold. ProMark follows procedures to offset its gas purchase or sales commitments with gas purchase or sales contracts, thereby limiting its exposure to price risk. At December 31, 1999, ProMark's trading operations had contracts to purchase an aggregate of 5.7 BCF of natural gas in 2000 at an average price of $2.96 CDN per MCF and had contracts to sell an aggregate of 5.7 BCF of natural gas in 2000 at an average price of $2.97 CDN per MCF.

FOREIGN CURRENCY EXCHANGE RISK

Forest conducts business in several foreign currencies and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

CANADA. The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Notes issued by it in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $200,000,000 principal amount of the debt is due in 2007.

OPERATIONS OUTSIDE OF NORTH AMERICA. The foreign concessions held by Forest are in relatively early stages of exploratory activities. Expenditures incurred relative to these interests subsequent to their acquisition have been primarily U.S. dollar-denominated.

INTEREST RATE RISK

At the present time, Forest has no financial instruments in place to manage the impact of changes in interest rates. Therefore, our exposure to changes in interest rates results from short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at December 31, 1999:

                                2000     2001     2002     2003      2004   Thereafter      Total     Fair Value
                                ----     ----     ----     ----      ----   ----------      -----     ----------
                                                           (Dollar Amounts In Thousands)
Bank credit facilities:
     Variable rate              $   -    72,735      -        -         -            -     72,735       72,735
     Average interest rate          -    6.92%       -        -         -            -       6.92%

Long-term debt:
     Fixed rate                 $   -       -        -        -         -      298,945    298,945      287,250
     Average interest rate          -       -        -        -         -         9.33%      9.33%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item begins on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Forest Oil Corporation:

We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
February 11, 2000

FOREST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                  1999              1998
                                                                                --------          --------
                                                                                      (In Thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   3,155             3,415
    Accounts receivable                                                          64,719            55,587
    Other current assets                                                          3,484             2,374
                                                                                -------           -------

           Total current assets                                                  71,358            61,376

Net property and equipment, at cost, full cost method (Note 3)                  697,616           663,310

Goodwill and other intangible assets, net                                        22,092            22,689

Other assets                                                                      8,986            12,361
                                                                                -------           -------
                                                                              $ 800,052           759,736
                                                                                =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  72,589            49,389
    Accrued interest                                                             10,105             9,970
    Other current liabilities                                                     3,481             1,669
                                                                                -------           -------
           Total current liabilities                                             86,175            61,028

Long-term debt (Notes 2, 3 and 15)                                              371,680           505,450
Other liabilities                                                                14,262            16,181
Deferred income taxes (Note 5)                                                    8,951             8,086

Shareholders' equity (Notes 2, 3 and 7)

    Common stock, 53,809,159 shares (44,647,297 shares in 1998)                   5,381             4,465
    Capital surplus                                                             721,832           589,972
    Accumulated deficit                                                        (396,007)         (415,050)
    Accumulated other comprehensive loss                                        (11,774)           (9,948)
    Treasury stock, at cost, 31,062 shares in 1999 and 1998                        (448)             (448)
                                                                                -------           -------
            Total shareholders' equity                                          318,984           168,991
                                                                                -------           -------
                                                                              $ 800,052           759,736
                                                                                =======           =======


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                1999         1998         1997
                                                                               ------       ------       ------
                                                                            (In Thousands Except Per Share Amounts)
Revenue:
     Marketing and processing                                                $166,283      151,079      184,399
     Oil and gas sales:
        Gas                                                                   133,094      121,615      100,993
        Oil, condensate and natural gas liquids                                57,881       49,125       54,249
                                                                              -------      -------      -------
          Total oil and gas sales                                             190,975      170,740      155,242
                                                                              -------      -------      -------

             Total revenue                                                    357,258      321,819      339,641

Operating expenses:
     Marketing and processing                                                 162,617      144,758      175,847
     Oil and gas production                                                    46,279       41,983       36,284
     General and administrative                                                15,362       19,849       16,864
     Depreciation and depletion                                                88,190      100,105       79,991
     Impairment of oil and gas properties                                           -      199,500            -
                                                                              -------      -------      -------
          Total operating expenses                                            312,448      506,195      308,986
                                                                              -------      -------      -------


Earnings (loss) from operations                                                44,810     (184,376)      30,655

Other income and expense:
     Other income, net                                                         (2,629)      (8,078)      (1,181)
     Interest expense                                                          40,873       38,986       21,403
     Translation (gain) loss on subordinated debt (Note 3)                    (10,561)       8,320        4,051
                                                                              -------      -------      -------
          Total other income and expense                                       27,683       39,228       24,273
                                                                              -------      -------      -------

Earnings (loss) before income taxes and extraordinary items                    17,127     (223,604)       6,382

Income tax expense (benefit) (Note 5):
     Current                                                                   (2,921)       1,272          707
     Deferred                                                                     407      (27,090)       2,586
                                                                              -------      -------      -------

                                                                               (2,514)     (25,818)       3,293
                                                                              -------      -------      -------

Earnings (loss) before extraordinary items                                     19,641     (197,786)       3,089

Extraordinary items - gain (loss) on extinguishment of debt (Note 3)             (598)       6,196      (12,359)
                                                                              -------      -------      -------

Net earnings (loss)                                                          $ 19,043     (191,590)      (9,270)
                                                                              =======      =======      =======

Earnings (loss) attributable to common stock                                 $ 19,043     (191,590)      (9,459)
                                                                              =======      =======      =======

Weighted average number of common shares outstanding                           47,943       40,910       33,669
                                                                              =======      =======      =======

Basic earnings (loss) per common share:
     Earnings (loss) attributable to common stock before

        extraordinary items                                                  $    .41        (4.83)         .09
     Extraordinary items - gain (loss) on extinguishment of debt                 (.01)         .15         (.37)
                                                                              -------      -------      -------

     Earnings (loss) attributable to common stock                            $    .40        (4.68)        (.28)
                                                                              =======      =======      =======

Diluted earnings (loss) per common share:
     Earnings (loss) attributable to common stock before
        extraordinary items                                                  $    .41        (4.83)         .08
     Extraordinary items -  gain (loss) on extinguishment of debt                (.01)         .15         (.35)
                                                                              -------      -------      -------

     Earnings (loss) attributable to common stock                            $    .40        (4.68)        (.27)
                                                                              =======      =======      =======

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                                                  ACCUMU-         OTHER
                                           PREFERRED     COMMON      CAPITAL       LATED       COMPREHENSIVE        TREASURY
                                             STOCK       STOCK       SURPLUS      DEFICIT      INCOME (LOSS)          STOCK
                                           --------     --------     --------    --------      -------------        --------
                                                                            (In Thousands)
Balance December 31, 1996                  $ 15,827        3,053      440,715    (214,190)         (2,962)              -
   Net loss                                       -            -            -      (9,270)              -               -
   Warrant exercised by Anschutz (Note 7)         -          350       29,750           -               -               -
   $.75 Convertible Preferred Stock
     Redemption (Note 6)                    (15,827)         202       14,825           -               -               -
   Common Stock issued to subsidiary
     (Note 7)                                     -           20        2,797           -               -          (2,817)

   Common Stock sold by subsidiary
     (Note 7)                                     -            -            -           -               -           2,817
   Employee options exercised (Note 7)            -            5          607           -               -               -
   Common stock issued as compensation
     (Note 7)                                     -            2          214           -               -               -
   Increase in unfunded pension liability
     (Note 8)                                     -            -            -           -          (1,063)              -
   Foreign currency translation                   -            -            -           -          (3,228)              -
                                           --------     --------     --------    --------        --------        --------

Balance December 31, 1997                         -        3,632      488,908    (223,460)         (7,253)              -
   Net loss                                       -            -            -    (191,590)              -               -
   Common Stock issued in the Louisiana
     Acquisition (Notes 2 and 7)                  -          100       14,119           -               -               -
   Common Stock issued in the Anschutz
     Acquisition (Notes 2 and 7)                  -          595       66,970           -               -               -
   Common Stock issued to minority
     shareholders of Saxon (Notes 2 and 7)        -          109       15,920           -               -            (448)
   Common Stock issued for settlement
     of production payment obligation
     (Notes 3 and 7)                              -           27        3,723           -               -               -
    Common Stock issued as compensation           -            2          332           -               -               -
      (Note 7)
    Increase in unfunded pension liability
      (Note 8)                                    -            -            -           -            (804)              -
    Foreign currency translation                  -            -            -           -          (1,891)              -
                                           --------     --------     --------    --------        --------        --------
BALANCE DECEMBER 31, 1998                         -        4,465      589,972    (415,050)         (9,948)           (448)
   NET EARNINGS                                   -            -            -      19,043               -               -
   COMMON STOCK ISSUED, NET OF OFFERING
     COSTS (NOTE 7)                               -          900      130,288           -               -               -
   COMMON STOCK ISSUED AS
     COMPENSATION (NOTE 7)                        -            1          103           -               -               -
   EMPLOYEE OPTIONS EXERCISED (NOTE 7)            -           14        1,414           -               -               -
   EMPLOYEE STOCK PURCHASE PLAN (NOTE 7)          -            1           55           -               -               -
   REDUCTION IN UNFUNDED PENSION LIABILITY
     (NOTE 8)                                     -            -            -           -             493               -
   FOREIGN CURRENCY TRANSLATION                   -            -            -           -          (2,319)              -
                                           --------     --------     --------    --------        --------        --------

BALANCE DECEMBER 31, 1999                  $      -        5,381      721,832    (396,007)        (11,774)           (448)
                                           ========     ========     ========    ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                1999          1998          1997
                                                                              -------       --------      --------
                                                                                         (In Thousands)
Cash flows from operating activities:

    Net earnings (loss) before preferred dividends and extraordinary items  $  19,641      (197,786)         3,089
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
         Depreciation and depletion                                            88,190       100,105         79,991
         Impairment of oil and gas properties                                       -       199,500              -
         Amortization of deferred debt costs                                    1,341           902            942
         Translation (gain) loss on subordinated debt                         (10,561)        8,320          4,051
         Deferred income tax expense (benefit)                                    407       (27,090)         2,586
         Other, net                                                            (3,529)         (698)           727
         (Increase) decrease in accounts receivable                            (4,949)        8,539         (5,954)
         (Increase) decrease in other current assets                           (3,304)        1,663         (5,168)
         Increase (decrease) in accounts payable                               18,244       (13,809)        (1,403)
         Increase (decrease) in accrued interest and other current liabilities  5,033         9,798         (9,970)
         Settlement of volumetric production payment obligation                     -             -         (6,832)
         Amortization of deferred revenue                                           -             -         (1,524)
                                                                             --------      --------       --------
               Net cash provided by operating activities                      110,513        89,444         60,535

Cash flows from investing activities:

       Capital expenditures for property and equipment                       (125,083)     (471,754)      (156,799)
       Less stock issued for acquisition                                            -        97,376              -
                                                                             --------      --------       --------
                                                                             (125,083)     (374,378)      (156,799)

       Proceeds from sale of assets                                            20,471        10,302          9,669
       Increase in other assets, net                                           (1,034)       (1,218)        (4,508)
                                                                             --------      --------       --------
               Net cash used by investing activities                         (105,646)     (365,294)      (151,638)

Cash flows from financing activities:
       Proceeds from bank borrowings                                          112,427       464,088        279,068
       Repayments of bank borrowings                                         (338,192)     (276,468)      (226,009)
       Repayments of production payment obligation                                  -           (58)        (2,592)
       Issuance of 10 1/2% senior subordinated notes, net of issuance costs    98,561             -              -
       Redemption of 11 1/4% senior subordinated notes                         (9,083)            -       (100,303)
       Issuance of 8 3/4% senior subordinated notes, net of issuance costs          -        74,589        121,479
       Proceeds of common stock offering, net of offering costs               131,188             -              -
       Proceeds from exercise of options and warrants                           1,589             -         32,461
       Proceeds from capital stock issued, net                                      -             -          2,817
       Costs of preferred stock conversion                                          -             -           (800)
       Payment of preferred stock dividends                                         -             -           (540)
       Decrease in other liabilities, net                                      (1,629)       (1,197)        (4,348)
                                                                             --------      --------       --------
               Net cash provided (used) by financing activities                (5,139)      260,954        101,233

Effect of exchange rate changes on cash                                            12           120           (565)
                                                                             --------      --------       --------
Net increase (decrease) in cash and cash equivalents                             (260)      (14,776)         9,565

Cash and cash equivalents at beginning of year                                  3,415        18,191          8,626
                                                                             --------      --------       --------
Cash and cash equivalents at end of year                                    $   3,155         3,415         18,191
                                                                             ========      ========       ========


Cash paid (refunded) during the year for:
    Interest                                                                $  42,596        35,534         20,999
    Income taxes                                                            $    (101)        1,172          4,105


          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

DESCRIPTION OF THE BUSINESS - Forest Oil Corporation is engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids. The Company was incorporated in New York in 1924, the successor to a company formed in 1916, and has been publicly held since 1969. The Company is active in several of the major exploration and producing areas in and offshore the United States and in Canada, and has exploratory interests in various other foreign countries.

Beginning in 1995, the Company consummated certain transactions with The Anschutz Corporation (Anschutz) pursuant to which Anschutz acquired a significant ownership position in the Company. As of December 31, 1999 Anschutz owned 17,813,263 shares of Forest's Common Stock, or approximately 33% of the outstanding shares. Under the terms of a shareholders agreement, as amended, Anschutz agreed to certain voting, acquisition and transfer limitations on its shares of Forest Common Stock until July 27, 2000.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (Forest or the Company). Significant intercompany balances and transactions are eliminated. The Company generally consolidates all subsidiaries in which it controls over 50% of the voting interests. Entities in which the Company does not have a direct or indirect majority voting interest are generally accounted for using the equity method.

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

PROPERTY AND EQUIPMENT - The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 1999, 1998 and 1997, the Company's primary oil and gas operations were conducted in the United States and in Canada. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion. Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves.

As of December 31, 1999, 1998 and 1997, there were undeveloped property costs of $54,545,000, $58,609,000 and $41,226,000, respectively, which were not being depleted in the United States and $39,580,000, $26,443,000 and $19,675,000, respectively, which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 1999, approximately 4% were incurred in 1999, 49% in 1998, 15% in 1997, 9% in 1996, 22% in 1994 and 1% in 1993. Of the undeveloped costs in Canada not being depleted at December 31, 1999, 66% were incurred in 1999, 15% in 1998, 5% in 1997 and 14% in 1996.

The Company holds interests in various international projects. As of December 31, 1999 and 1998, costs related to these international interests of approximately $21,493,000 and $14,435,000, respectively, were not being depleted pending determination of the existence of proved reserves.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

                                   United States             Canada
                                   -------------             ------
                1999                   $1.06                  .70
                1998                    1.20                  .85
                1997                    1.24                  .93


Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. As a result of this limitation on capitalized costs, the accompanying financial statements included a provision for impairment of oil and gas property costs in 1998 of $139,500,000 in the United States and $35,500,000 ($60,000,000 pre-tax) in Canada. There were no provisions for impairment of oil and gas properties in 1999 or 1997. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center.

Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

Net property and equipment at December 31 consists of the following:

                                                              1999             1998
                                                              ----             ----
                                                                 (In Thousands)
                Oil and gas properties                     $ 2,154,514       2,029,352
                Buildings, transportation and
                  other equipment                               14,593          12,356
                                                           -----------     -----------
                                                             2,169,107       2,041,708

                Less accumulated depreciation,
                  depletion and valuation allowance         (1,471,491)     (1,378,398)
                                                           -----------     -----------
                                                           $   697,616         663,310
                                                           ===========     ===========


GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following at December 31, 1999 and 1998:

                                                             1999             1998
                                                             ----             ----
                                                                (In Thousands)
                Goodwill                                   $  15,873         14,980
                Gas marketing contracts                       13,848         13,070
                                                           ---------      ---------

                                                              29,721         28,050
                Less accumulated amortization                 (7,629)        (5,361)
                                                           ---------      ---------
                                                           $  22,092         22,689
                                                           =========      =========


Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

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

OIL AND GAS SALES - The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. As of December 31, 1999 the Company had produced approximately 743 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $1,972,000 is included in the accompanying consolidated balance sheet as a long-term liability.

No single customer accounted for more than 10% of total revenue in 1999, 1998 or 1997.

HEDGING TRANSACTIONS - In order to minimize exposure to fluctuations in oil and natural gas prices, the Company hedges the price of future oil and natural gas production by entering into certain contracts and financial arrangements. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation or effectiveness criteria, any gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains and losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related hedged production. Costs associated with the purchase of certain hedging instruments are also deferred and amortized against revenue related to the hedged production.

INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities.

FOREIGN CURRENCY TRANSLATION - The functional currency of Canadian Forest Oil Ltd. (Canadian Forest), the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive loss. Income statement accounts are translated at the average rates during the period. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported noncash translation gains (losses) of approximately $10,561,000, ($8,320,000) and ($4,051,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividends of $189,000 in 1997.

Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

The following sets forth the calculation of basic and diluted earnings per share for income before extraordinary items for the years ended December 31:

                                                                          1999 (1)      1998 (2)      1997 (3)
                                                                          --------      --------      --------
                                                                         (In Thousands Except Per Share Amounts)
     Earnings (loss) before extraordinary items                           $ 19,641      (197,786)        3,089
         Less: Preferred stock dividends                                         -             -          (189)
                                                                          --------      --------      --------

     Earnings (loss) before extraordinary items available
       to common stockholders                                             $ 19,641      (197,786)        2,900
                                                                          ========      ========      ========

     Weighted average common shares outstanding
       during the period                                                    47,943        40,910        33,669

         Add dilutive effects of:
           $.75 Convertible preferred stock                                      -             -           326
           Employee options                                                    325             -           229
           Anschutz warrants                                                     -             -           737
                                                                          --------      --------      --------
     Weighted average common shares outstanding during
       the period including the effects of dilutive securities              48,268        40,910        34,961
                                                                          ========      ========      ========
     Basic earnings (loss) per share before extraordinary items           $    .41         (4.83)         0.09
                                                                          ========      ========      ========
     Diluted earnings (loss) per share before extraordinary items         $    .41         (4.83)         0.08
                                                                          ========      ========      ========


(1) At December 31, 1999, options to purchase 1,659,360 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1999. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2003 to 2008.

(2) At December 31, 1998, options to purchase 1,875,360 shares of common stock at prices ranging from $8.38 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1998. The effect of the assumed exercises of these options was antidilutive. These options expire at various dates from 2002 to 2008.

(3) At December 31, 1997, options to purchase 473,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1997. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2007.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS) - The components of total comprehensive income
(loss) consist of net earnings (loss), foreign currency translation and changes in the unfunded pension liability and are as follows:

                                                             Accumulated
                                     Foreign     Unfunded       Other            Net           Total
                                    Currency     Pension    Comprehensive      Earnings    Comprehensive
                                   Translation  Liability   Income (Loss)       (Loss)      Income (Loss)
                                   -----------  ----------  --------------    ----------   --------------
                                                             (In Thousands)
Balance at December 31, 1996       $    (803)     (2,159)        (2,962)        (214,190)     (217,152)
1997 activity                         (3,228)     (1,063)        (4,291)          (9,270)      (13,561)
                                   ---------      ------        -------         --------      --------
Balance at December 31, 1997          (4,031)     (3,222)        (7,253)        (223,460)     (230,713)
1998 activity                         (1,891)       (804)        (2,695)        (191,590)     (194,285)
                                   ---------      ------        -------         --------      --------
BALANCE AT DECEMBER 31, 1998          (5,922)     (4,026)        (9,948)        (415,050)     (424,998)
1999 ACTIVITY                         (2,319)        493         (1,826)          19,043        17,217
                                   ---------      ------        -------         --------      --------
BALANCE AT DECEMBER 31, 1999       $  (8,241)     (3,533)       (11,774)        (396,007)     (407,781)
                                   =========      ======        =======         ========      ========


RECLASSIFICATIONS - Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 financial statement presentation.

 (2)   ACQUISITIONS:
--------------------------------------------------------------------------------

SAXON PETROLEUM INC.:

During 1995, the Company acquired a 56% economic (49% voting) interest in Saxon Petroleum Inc. (Saxon). Since Forest had majority voting control over Saxon as a result of the voting common shares that it owned and proxies that it held, it accounted for Saxon as a consolidated subsidiary from the date of its acquisition.

Through December 31, 1997, pursuant to an equity participation agreement, Forest acquired additional common shares of Saxon in exchange for 196,856 common shares of Forest valued at $2,817,000. Such shares were subsequently sold by Saxon. In 1997, Forest's wholly owned subsidiary Canadian Forest acquired common shares of Saxon for approximately $497,000 CDN. These transactions increased Forest's economic interest in Saxon to 65%.

In August 1998, the Company acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by Forest in exchange for 1,081,256 shares of Forest Common Stock valued at $16,029,000. Canadian Forest received 21,140 shares of Forest Common Stock for the shares of common stock of Saxon that it owned. A former officer of Saxon returned 9,922 shares of Forest Common Stock in exchange for extinguishment of a loan. These shares have been recorded as treasury stock at December 31, 1999 and 1998.

In October 1998, ownership of Saxon was transferred from Forest to its wholly owned subsidiary Canadian Forest Oil Ltd. In June 1999, Saxon was liquidated into Canadian Forest.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (2)   ACQUISITIONS (CONTINUED):
--------------------------------------------------------------------------------

LOUISIANA ACQUISITION:

In February 1998 the Company purchased interests in oil and natural gas properties in 13 fields located onshore Louisiana (the Louisiana Acquisition) from a private company for total consideration of approximately $230,776,000. The consideration consisted of approximately $216,557,000 of cash, funded primarily from the Company's bank credit facility and from the issuance of $75,000,000 principal amount of 8 3/4% Notes and 1,000,000 shares of the Company's Common Stock.

ANSCHUTZ ACQUISITION:

In June 1998, Forest issued 5,950,000 shares of common stock valued at $67,565,000 to Anschutz in exchange for certain oil and gas assets (the Anschutz Acquisition). The oil and gas assets acquired included an interest in the Anschutz Ranch East Field located in Utah and Wyoming. The acquisition included certain of Anschutz's international oil and gas projects encompassing approximately 18 million net acres of undeveloped land.

 (3)     LONG-TERM DEBT:
--------------------------------------------------------------------------------

Long-term debt at December 31 consists of the following:

                                               1999         1998
                                               ----         ----
                                                (In Thousands)
Global Credit facility:
    U.S. borrowings                         $  39,500      261,400
    Canadian borrowings                        33,235       10,456
Saxon Credit Facility                               -       24,942
11 1/4% Senior Subordinated Notes                   -        8,676
8 3/4% Senior Subordinated Notes              199,978      199,976
10 1/2% Senior Subordinated Notes              98,967            -
                                            ---------     --------
Long-term debt                              $ 371,680      505,450
                                            =========     ========


U.S. AND CANADIAN FOREST CREDIT FACILITIES:

At December 31, 1999 the Company, Canadian Forest and ProMark had a $300,000,000 global credit facility (the Global Credit Facility) which provided for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada were $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the Global Credit Facility can be used for general corporate purposes. Under the terms of the Global Credit Facility, the Company, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

The Global Credit Facility is secured by a lien on, and a security interest in, a portion of the Company's U.S. proved oil and gas properties, related assets, pledges of accounts receivable and a pledge of 66% of the capital stock of Canadian Forest. The Global Credit Facility is also indirectly secured by substantially all of the assets of Canadian Forest.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (3)     LONG-TERM DEBT (CONTINUED):
--------------------------------------------------------------------------------

At December 31, 1999 the outstanding balance under the Global Credit Facility was $39,500,000 in the U.S. and $33,235,000 in Canada with a weighted average interest rate of 6.8% per annum. The Company had also used the Global Credit Facility for Letters of Credit in the amount of $233,000 in the U.S. and $1,034,000 CDN in Canada.

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

11 1/4% SENIOR SUBORDINATED NOTES:

The Company issued $100,000,000 aggregate principal amount of 11 1/4% Senior Subordinated Notes due September 1, 2003 (the 11 1/4% Notes) in September 1993. In September 1997, pursuant to a tender offer, $90,233,000 of the outstanding aggregate principal amount was tendered by the holders. The purchase price for each $1,000 principal amount of 11 1/4% Notes validly tendered and accepted was $1,096.96. In October 1997, an additional $1,091,000 aggregate principal amount of 11 1/4% Notes was tendered at a purchase price of $1,090.00 for each $1,000 principal amount. As a result of these purchases, Forest recorded an extraordinary loss of approximately $12,359,000 relating to the excess of the tender price over the carrying amount of the 11 1/4% Notes, net of related unamortized debt issuance costs and original issue discount. In September 1999 Forest redeemed the remaining principal amount of its 11 1/4% Notes at 103.792% of par. As a result of this redemption, Forest recorded an extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999.

8 3/4% SENIOR SUBORDINATED NOTES:

In September 1997 Canadian Forest completed an offering of $125,000,000 of
8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes), which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company.

In February 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the September 1997 offering.

The Company is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during 1999, 1998 and 1997, the Company reported noncash translation gains (losses) of approximately $10,561,000, $(8,320,000) and $(4,051,000), respectively, in those years.

10 1/2% SENIOR SUBORDINATED NOTES:

In February 1999, Forest issued $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes) at 98.811% of par.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (4)     DEFERRED REVENUE:
--------------------------------------------------------------------------------

From 1991 to 1994, the Company sold volumetric production payments to Enron to fund capital expenditures and property acquisitions. In June 1997 the Company purchased from Enron the obligation related to its last remaining volumetric production payment for approximately $6,832,000 plus expenses.

Amounts received under the production payments were recorded as deferred revenue. Natural gas volumes associated with the amortization of deferred revenue for the year ended December 31, 1997 were approximately 951,000 MCF (801,000 MCF net of royalties). Cash settled in lieu of volumes to be delivered for that period was $700,000.

 (5)     INCOME TAXES:
--------------------------------------------------------------------------------

The income tax expense (benefit) is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                        1999             1998             1997
                                                        ----             ----             ----
                                                                     (In Thousands)
Tax expense (benefit) at 35% of income (loss)
   before income taxes and extraordinary item         $  5,994         (78,261)            2,234
Change in the valuation allowance for deferred
   tax assets attributable to income (loss) before
   income taxes and extraordinary item                  (8,346)         51,620            (3,102)
Tax expense (benefit) of higher
   effective rate on Canadian income (loss)                425          (7,200)               85
Canadian branch income taxable in
   both Canada and U.S.                                    409           1,733             1,283
Canadian Crown payments (net of Alberta Royalty
   Tax Credit) not deductible for tax purposes           3,261           2,012             3,181
Canadian resource allowance                             (4,853)         (2,210)           (3,995)
Canadian non-deductible depletion and
   amortization                                          1,335           3,960             1,934
Canadian large corporation tax                             314             519               540
Expiration of tax carryforwards                            515             450             1,041
(Nontaxable) nondeductible foreign exchange
    (gains) losses and other                            (1,568)          1,559                92
                                                      --------         -------            ------
Total income tax expense (benefit)                    $ (2,514)        (25,818)            3,293
                                                      ========         =======            ======


FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (5)     INCOME TAXES (CONTINUED):
--------------------------------------------------------------------------------

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

The components of the net deferred tax liability by geographical segment at December 31, 1999 and 1998 are as follows:

                                                                      December 31, 1999
                                                           ------------------------------------------
                                                           United States       Canada           Total
                                                           -------------       ------           -----
                                                                         (In Thousands)
Deferred tax assets:
    Allowance for doubtful accounts                         $       59               -              59
    Accrual for retirement benefits                                  -             150             150
    Accrual for medical benefits                                 2,189               -           2,189
    Accrual for sales recorded on the
         entitlement method                                        690               -             690
    Unrealized foreign exchange losses                               -           1,618           1,618
    Property and equipment                                      14,122               -          14,122
    Net operating loss carryforward                             39,217           3,781          42,998
    Depletion carryforward                                       6,958               -           6,958
    Investment tax credit carryforward                             595               -             595
    Alternative minimum tax credit carryforward                  2,219               -           2,219
    Other                                                          636               -             636
                                                            ----------         -------         -------
         Total gross deferred tax assets                        66,685           5,549          72,234
         Less valuation allowance                              (66,685)         (1,618)        (68,303)
                                                            ----------         -------         -------
         Net deferred tax assets                                     -           3,931           3,931

Deferred tax liabilities:
    Property and equipment                                           -          (8,182)         (8,182)
    Deferred income on long term contracts                           -          (4,163)         (4,163)
    Other                                                            -            (537)           (537)
                                                            ----------         -------         -------
         Total gross deferred tax liabilities                        -         (12,882)        (12,882)
         Net deferred tax liability                         $        -          (8,951)         (8,951)
                                                            ==========         =======         =======


FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (5)     INCOME TAXES (CONTINUED):
--------------------------------------------------------------------------------

                                                                      December 31, 1998
                                                           ------------------------------------------
                                                           United States      Canada            Total
                                                           -------------      ------            -----
                                                                         (In Thousands)
Deferred tax assets:
    Allowance for doubtful accounts                         $       11               -              11
    Accrual for retirement benefits                                252             154             406
    Accrual for medical benefits                                 2,083               -           2,083
    Accrual for sales recorded on the
         entitlement method                                        430               -             430
    Unrealized foreign exchange losses                               -           4,653           4,653
    Property and equipment                                      19,020               -          19,020
    Net operating loss carryforward                             39,126           4,186          43,312
    Depletion carryforward                                       6,958               -           6,958
    Investment tax credit carryforward                           1,095               -           1,095
    Alternative minimum tax credit carryforward                  2,201               -           2,201
    Other                                                          612               -             612
                                                            ----------         -------         -------
         Total gross deferred tax assets                        71,788           8,993          80,781
         Less valuation allowance                              (71,788)         (5,189)        (76,977)
                                                            ----------         -------         -------
         Net deferred tax assets                                     -           3,804           3,804

Deferred tax liabilities:
    Property and equipment                                           -          (7,175)         (7,175)
    Deferred income on long term contracts                           -          (4,424)         (4,424)
    Other                                                            -            (291)           (291)
                                                            ----------         -------         -------
         Total gross deferred tax liabilities                        -         (11,890)        (11,890)
                                                            ----------         -------         -------
         Net deferred tax liability                         $        -          (8,086)         (8,086)
                                                            ==========         =======         =======


The net changes in the valuation allowance for the years ended December 31, 1999, 1998 and 1997 were increases (decreases) of $(8,674,000), $32,378,000 and
$1,224,000, respectively, which resulted from:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (In Thousands)
Increase (decrease) in the valuation allowance for deferred
     tax assets attributable to income (loss) before income
     taxes and extraordinary item                               $ (8,346)     51,620      (3,102)

Decrease in the valuation allowance attributable
     to the difference between book basis and tax basis of
     acquisitions                                                   (537)    (17,073)          -

Increase (decrease) in the valuation allowance attributable
     to the extraordinary gain (loss)                                209      (2,169)      4,326
                                                                --------     -------      ------
Net increase (decrease) in the valuation allowance              $ (8,674)     32,378       1,224
                                                                ========     =======      ======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (5)     INCOME TAXES (CONTINUED):
--------------------------------------------------------------------------------

The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $2,219,000 at December 31, 1999. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 1999 were $112,050,000 and $105,775,000, respectively, and will expire in the years indicated below:

                                         Regular             AMT
                                         -------             ---
                                             (In Thousands)
                        2000           $   3,194             3,209
                        2005               8,307                 -
                        2008              28,999            31,799
                        2009              22,817            22,964
                        2010              45,737            46,058
                        2011                 268                 -
                        2012                 206               580
                        2018               2,522             1,165
                                       ---------          --------
                                       $ 112,050           105,775
                                       =========          ========

AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

Investment tax credit carryforwards available to reduce future U.S. Federal income taxes aggregated $595,000 at December 31, 1999 and expire at various dates through the year 2001. Percentage depletion carryforwards available to reduce future U.S. Federal taxable income aggregated $19,879,000 at December 31, 1999. This amount may be carried forward indefinitely.

Canadian net operating losses available to reduce future Canadian Federal income taxes were $8,455,000 ($12,211,000 CDN) at December 31, 1999 and will expire in the years indicated below:

                                        (In Thousands)
                                    2002          $    431
                                    2003             2,418
                                    2004             5,441
                                    2005               165
                                                  --------
                                                  $  8,455
                                                  ========

Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $144,336,000 ($208,458,000 CDN) at December 31, 1999. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

The availability of some of the U.S. tax attributes to reduce current and future U.S. Federal taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. "Ownership changes" occurred in 1995 following the Anschutz transaction, in 1996 following the public stock issuance, and in 1998 from the accumulated effect of several stock issuances and exchanges in 1996, 1997 and 1998. Under the general provisions of Section 382 of the Code, the Company's ability to utilize substantially all of its net operating loss carryforwards will be subject to an annual

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (5)     INCOME TAXES (CONTINUED):
--------------------------------------------------------------------------------

limitation of approximately $5,700,000. To the extent of any net unrealized built-in gains at the time of an ownership change, the annual limitation can be increased by (a) any gains recognized in the five years following an ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeded their tax basis on the date of the ownership change, or (b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change. The ability of the Company to fully utilize its net operating loss carryforwards may be limited by these provisions.

Due to limitations in the Internal Revenue Code, other than the Section 382 limitations discussed above, the Company believes it is unlikely that it will be able to use any significant portion of its investment tax credit carryforwards before they expire.

 (6)     PREFERRED STOCK:
--------------------------------------------------------------------------------

In February 1997, the Company called for redemption all 2,877,673 outstanding shares of the Company's $.75 Convertible Preferred Stock. The redemption price was $10.00 per share plus accumulated and unpaid dividends to and including the date of redemption (for an aggregate redemption price of $10.06 per share). In lieu of cash redemption, the holders of the preferred shares had the right to convert each share into 0.7 share of Forest's Common Stock. As a result of the call for redemption, 2,783,945 shares or 96.7% of the shares outstanding were tendered for conversion into Common Stock. The remaining 93,728 shares that were not tendered for conversion were redeemed by the Company at the redemption price of $10.06 per share.

 (7)     COMMON STOCK:
--------------------------------------------------------------------------------

COMMON STOCK:

The Company has 200,000,000 shares of Common Stock authorized, par value $.10 per share.

In August 1999, 9,000,000 shares of Common Stock were sold for $15.4375 per share in a public offering. The net proceeds to Forest from the issuance of shares totaled approximately $131,000,000 after deducting issuance costs and underwriting fees.

During 1998, the Company issued 8,302,470 shares of Common Stock in connection with the Louisiana Acquisition, the Anschutz Acquisition, the purchase of the minority interest in Saxon Petroleum and the settlement of a production payment obligation, as described in Notes 2 and 3.

In March 1997 and May 1997, pursuant to an equity participation agreement with Saxon, Forest exercised its right to purchase additional shares of common stock of Saxon in exchange for 196,856 shares of Forest Common Stock valued at $2,817,000.

RIGHTS AGREEMENT:

In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company paid a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of the Company's Common Stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $30.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of Common Stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. The Company has amended the Rights Agreement to exempt from the provisions of the Rights Agreement shares of Common Stock held by Anschutz.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (7)     COMMON STOCK (CONTINUED):
--------------------------------------------------------------------------------

WARRANTS:

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

At December 31, 1999 and 1998, the Company had no outstanding warrants.

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

In 1999, the Company entered into restricted stock agreements with two executives covering 40,336 shares of Common Stock. The shares carry restrictions as to forfeiture, transfer and encumbrance. The restrictions lapse 20% annually beginning January 1, 2000. Upon lapsing of the restrictions, the unrestricted shares are issued and the corresponding restricted shares, if any, are cancelled.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (7)     COMMON STOCK (CONTINUED):
--------------------------------------------------------------------------------

The following table summarizes the activity in the Company's stock-based compensation plan for the years ended December 31, 1999, 1998 and 1997:

                                                                    Weighted
                                                                     Average       Number of
                                                    Number of        Exercise        Shares
                                                      Shares           Price       Exercisable
                                                    ----------      ---------     ------------
Outstanding at December 31, 1996                     1,461,580       $ 13.37          362,460
   Granted at fair value                               480,000         17.04
   Exercised                                           (43,720)        12.09
   Cancelled                                           (61,500)        12.79
                                                     ---------       -------
Outstanding at December 31, 1997                     1,836,360       $ 14.38          679,020
   Granted at fair value                               192,500         14.67
   Cancelled                                          (153,500)        14.22
                                                     ---------       -------
OUTSTANDING AT DECEMBER 31, 1998                     1,875,360       $ 14.42          998,300

   GRANTED AT FAIR VALUE                             1,253,000          7.47
   GRANTED IN EXCESS OF FAIR VALUE                     769,500         10.00
   EXERCISED                                          (146,000)         9.79
   CANCELLED                                          (121,900)        13.60
                                                     ---------       -------
OUTSTANDING AT DECEMBER 31, 1999                     3,629,960       $ 11.30        1,565,180
                                                     =========       =======


The following table summarizes information about options outstanding at December 31, 1999:

                                 Options Outstanding                      Options Exercisable
                      -----------------------------------------         ------------------------
                                        Weighted
                                         Average       Weighted                         Weighted
                                        Remaining       Average                          Average
   Range of             Number of     Contractual      Exercise           Number of     Exercise
Exercise Price           Shares           Life           Price             Shares        Price
--------------        ------------    -----------      --------          -----------    --------
$ 7.44-9.31            1,169,100          9.21         $   7.48            186,900      $   7.52
$ 10.00-10.38            801,500          9.93            10.01            166,400         10.02
$ 11.25-13.94            510,260          6.31            11.60            389,780         11.59
$ 14.00-14.94            604,100          6.96            14.07            465,700         14.05
$ 15.00-17.75            487,000          7.16            17.20            298,400         16.99
$ 25.00                   58,000          3.79            25.00             58,000         25.00
-------------          ---------          ----         --------          ---------      --------
$ 7.44-25.00           3,629,960          8.23         $  11.30          1,565,180      $  13.20
=============          =========          ====         ========          =========      ========


The fair value of each option granted in 1999, 1998 and 1997 was estimated using the Black-Scholes option pricing model. The following assumptions were used in 1999: expected option life of 5 years; risk free interest rates of 5.06% and 6.31%; estimated volatility of 59.29%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1999 was estimated to be $4.58 per share based on these assumptions. The following assumptions were used in 1998: expected option life of 5 years; risk free interest rates ranging from 4.19% to 5.57%; estimated volatility of 57.22%; and dividend yield of zero percent. The weighted average fair

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (7)      COMMON STOCK (CONTINUED):
--------------------------------------------------------------------------------

market value of options granted during 1998 was estimated to be $7.97 per share based on these assumptions. The following assumptions were used in 1997: expected option life of 5 years; risk free interest rates ranging from 5.77% to 6.84%; estimated volatility of 55.74%; and dividend yield of zero percent. The weighted average fair market value of options granted during 1997 was estimated to be $9.23 per share based on these assumptions.

STOCK PURCHASE PLAN:

In June 1999, the Company adopted the 1999 Employee Stock Purchase Plan, under which the Company is authorized to issue up to 250,000 shares of Common Stock to employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year. Under the terms of the plan, employees can choose each quarter to have up to 15% of their annual base earnings withheld to purchase Common Stock, up to a limit of $25,000 per calendar year. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The employee is restricted from selling the stock for a period of six months after purchase. Under this plan, the Company sold 4,889 shares of Common Stock to employees in 1999.

The fair value of each stock purchase right granted during 1999 was estimated using the Black-Sholes option pricing model using the following assumptions: expected option life of three months; risk free interest rates of 4.65% and 4.86%; estimated volatility of 57.93%; and dividend yield of zero percent. The weighted average fair market value of purchase rights granted during 1999 was estimated to be $3.81 per share based on these assumptions.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to the fair market value of the common stock. In addition, no compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a noncompensatory plan. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date, the Company's net earnings (loss) for the years ended December 31, 1999, 1998 and 1997 would have been $14,321,000, $(195,187,000) and $(11,864,000), respectively, and the basic earnings (loss) per share would have been $.30, $(4.77) and $(.36) per share, respectively.

 (8)     EMPLOYEE BENEFITS:
--------------------------------------------------------------------------------

The Company has a qualified defined benefit pension plan which covers its employees in the United States (Pension Plan). The Pension Plan has been curtailed and all benefit accruals were suspended effective May 31, 1991. The Company also has a non-qualified unfunded supplementary retirement plan (the Supplemental Executive Retirement Plan) that provides certain officers with defined retirement benefits in excess of qualified plan limits imposed by Federal tax law. Benefit accruals were suspended effective May 31, 1991 in connection with suspension of benefit accruals under the Pension Plan. Amounts for both the Pension Plan and the Supplemental Executive Retirement Plan are combined in the "Pension Benefits" column below.

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

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (8)     EMPLOYEE BENEFITS (CONTINUED):
--------------------------------------------------------------------------------

The following tables set forth the plans' benefit obligations, fair value of plan assets and funded status at December 31, 1999 and 1998:

BENEFIT OBLIGATIONS:                                              Pension Benefits         Postretirement Benefits
                                                                 ------------------        -----------------------
                                                                   1999       1998            1999       1998
                                                                   ----       ----            ----       ----
                                                                      (In Thousands)            (In Thousands)
     Projected benefit obligation at the beginning of the year   $  28,400    27,318           7,587     6,561
     Service cost                                                        -         -             269       190
     Interest cost                                                   1,931     1,924             478       486
     Actuarial (gain) loss                                          (1,684)    1,543          (1,252)      897
     Benefits paid                                                  (2,270)   (2,385)           (563)     (622)
     Retiree contributions                                               -         -              76        75
                                                                    ------    ------          ------    ------
     Projected benefit obligation at the end of the year         $  26,377    28,400           6,595     7,587
                                                                    ======    ======           =====     =====
FAIR VALUE OF PLAN ASSETS:                                         Pension Benefits         Postretirement Benefits
                                                                  -----------------        -----------------------
                                                                   1999      1998            1999       1998
                                                                   ----      ----            ----       ----
                                                                      (In Thousands)            (In Thousands)

     Fair value of plan assets at beginning of the year          $  25,287    24,808               -         -
     Actual return on plan assets                                      741     2,807               -         -
     Plan participants' contribution                                     -         -              76        76
     Employer contribution                                              57        57             487       546
     Benefits paid                                                  (2,270)   (2,385)           (563)     (622)
                                                                    ------    ------          ------    ------
     Fair value of plan assets at the end of the year            $  23,815    25,287               -         -
                                                                    ======    ======          ======    ======




FUNDED STATUS:                                                    Pension Benefits         Postretirement Benefits
                                                                  ----------------         -----------------------
                                                                   1999      1998            1999       1998
                                                                   ----      ----            ----       ----
                                                                      (In Thousands)            (In Thousands)

     Excess of projected benefit obligation over plan assets     $  (2,562)   (3,113)         (6,595)   (7,587)
     Unrecognized actuarial loss                                     3,532     4,025             344     1,635
                                                                    ------    ------          ------    ------
     Net amount recognized                                       $     970       912          (6,251)   (5,952)
                                                                    ======    ======          ======    ======


     Amounts recognized in the balance sheet consist of:
     Prepaid pension cost                                        $   1,399     1,355               -         -
     Accrued benefit liability                                      (2,562)   (3,113)         (6,251)   (5,952)
     Accumulated other comprehensive income                          2,133     2,670               -         -
                                                                    ------    ------          ------    ------
     Net amount recognized                                       $     970       912          (6,251)   (5,952)
                                                                    ======    ======          ======    ======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (8)     EMPLOYEE BENEFITS (CONTINUED):
--------------------------------------------------------------------------------

The following tables set forth the components of the net periodic cost of the plans and the underlying weighted average actuarial assumptions for the years ended December 31, 1999, 1998 and 1997:

                                                   Pension Benefits                 Postretirement Benefits
                                            ------------------------------        ----------------------------
                                             1999       1998         1997          1999       1998       1997
                                            ------      ----         ----          ----       ----       ----
                                                     (In Thousands)                     (In Thousands)
     Service cost                          $      -          -          -       $   269        191        147
     Interest cost                            1,931      1,924      1,976           478        486        454
     Expected return on plan assets          (2,165)    (2,130)    (2,139)            -          -          -
     Recognized actuarial loss                  232         62         16            39         25          -
                                             ------     ------     ------         -----      -----     ------

     Total net periodic cost               $     (2)      (144)      (147)      $   786        702        601
                                             ======     ======     ======         =====      =====     ======

     Discount rate                            8.00%      6.75%      7.25%         8.00%      6.75%      7.25%
                                             ======     ======     ======         =====      =====     ======

     Expected return on plan assets           9.00%      9.00%      9.00%          N/A        n/a        n/a
                                             ======     ======     ======         =====      =====     ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 1999:

                                                                         Postretirement Benefits
                                                                     -----------------------------
                                                                     1% Increase       1% Decrease
                                                                     -----------       -----------
                                                                             (In Thousands)
     Effect on service and interest cost components                     $ 142               (111)
     Effect on postretirement benefit obligation                          944               (771)

For measurement purposes, a 7.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease .8% per year until it reaches 5.5% in 2003 and remain at that level thereafter.

As a result of suspension of benefit accruals under the Pension Plan and the supplementary retirement plan, the Company records as a liability the unfunded pension liabilities attributable to these plans. The following changes in the minimum unfunded pension liability were recorded as adjustments to other comprehensive income:

                       1999               $    493
                       1998               $   (804)
                       1997               $ (1,063)

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (8)     EMPLOYEE BENEFITS (CONTINUED):
--------------------------------------------------------------------------------

Canadian Forest's employees are members of a non-contributory defined benefit pension plan (the Canadian Pension Plan). Benefits under the Canadian Pension Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement.

The following tables set forth the benefit obligations, fair value of plan assets and funded status at December 31, 1999 and 1998:

BENEFIT OBLIGATIONS:                                                      1999        1998
                                                                          ----        ----
                                                                 (In Thousands of Canadian Dollars)
         Projected benefit obligation at the beginning of the year      $  6,888      6,239
         Service cost                                                        400        261
         Interest cost                                                       426        446
         Benefits paid                                                      (380)      (258)
                                                                           -----     ------
         Projected benefit obligation at the end of the year            $  7,334      6,688
                                                                           =====     ======

FAIR VALUE OF PLAN ASSETS:                                                1999        1998
                                                                          ----        ----
                                                                 (In Thousands of Canadian Dollars)

         Fair value of plan assets at beginning of the year             $  8,580      8,171
         Actual return on plan assets                                        751        636
         Employer contributions                                               80         31
         Benefits paid                                                     (380)       (258)
                                                                           -----     ------

         Fair value of plan assets at the end of the year               $  9,031     8,580
                                                                           =====     ======

FUNDED STATUS:                                                             1999       1998
                                                                           -----     -----
                                                                 (In Thousands of Canadian Dollars)

         Excess of assets over projected benefit obligation             $ (1,697)    (1,892)
         Unrecognized actuarial gain                                       1,794      1,858
         Unrecognized asset at transition                                    268        336
                                                                           -----     ------

         Pension accrual                                                $    365        302
                                                                           =====     ======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (8)     EMPLOYEE BENEFITS (CONTINUED):
--------------------------------------------------------------------------------

The following tables set forth the components of net periodic pension cost and the underlying weighted average actuarial assumptions for the years ended December 31, 1999, 1998 and 1997:

                                                                           1999       1998         1997
                                                                           ----       ----         ----
                                                                        (In Thousands of Canadian Dollars)
         Service cost                                                    $   400        260         250
         Interest cost                                                       426        446         415
         Expected return on plan assets                                     (477)      (510)       (466)
         Amortization of unrecognized transition asset                       (68)       (69)        (70)
         Recognized actuarial gains                                         (138)       (45)         (4)
                                                                            ----       ----        ----

         Total net periodic pension cost                                 $   143         82         125
                                                                            ====       ====        ====

         Discount rate                                                      6.00%      7.00%       7.00%
                                                                            ====       ====        ====

         Expected return on plan assets                                     6.00%      7.00%       7.00%
                                                                            ====       ====        ====

RETIREMENT SAVINGS PLANS:

The Company sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code for its employees in the United States. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches employee contributions up to 5% of employee compensation. Certain limitations are in effect with respect to withdrawals from the plan. The expense associated with the Company's contributions was $518,000 in 1999, $551,000 in 1998 and $482,000 in 1997.

Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. Certain limitations are in effect with respect to withdrawals from the plan. The expense associated with Canadian Forest's contribution to the plan was $150,000 in 1999, $132,000 in 1998 and $117,000 in 1997.

LIFE INSURANCE:

The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. The premiums for the life insurance policies were $596,000 in 1999 of which $506,000 was for policies of retired executives. The premiums for the life insurance policies were $921,000 in 1998 and 1997, of which $831,000 was for policies for retired executives. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (9)     FINANCIAL INSTRUMENTS:
--------------------------------------------------------------------------------

ENERGY SWAPS AND COLLARS:

In order to hedge against the effects of declines in oil and natural gas prices on the Company's future oil and gas production, the Company enters into energy swap agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis. For the years ended December 31, 1999, 1998 and 1997, the Company's gains (losses) under its swap agreements were $(8,684,000), $6,305,000 and $(7,439,000), respectively. The Company also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

As of December 31, 1999 Forest had the following swaps in place:

                                                        Natural Gas                             Oil
                                                 --------------------------       -----------------------------
                                                                 Average                           Average
                                                 BBTU's       Hedged Price        Barrels       Hedged Price
                                                 per Day       per MMBTU          per Day          per BBL
                                                 -------      ------------        -------       ---------------
   2000                                            59.4           $  2.51          2,281            $  20.53
   2001                                            21.7           $  2.45              -            $      -
   2002                                            16.7           $  2.48              -            $      -

In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of December 31, 1999 Forest had collars in place for 2000 covering 5.8 BBTU's of natural gas per day with an average floor price of $2.79 per MMBTU and an average ceiling price of $3.03 per MMBTU, and 3,500 barrels of oil per day with an average floor price of $18.19 per barrel and an average ceiling price of $20.93 per barrel.

The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 1999 there were basis swaps in place with weighted average volumes of 42,091 MMBTU per day in 2000 and 14,151 MMBTU per day in 2001.

The Company is exposed to off-balance-sheet risks associated with swap agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap agreements.

Set forth below is the estimated fair value of certain on- and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 1999:

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (9)     FINANCIAL INSTRUMENTS (CONTINUED):
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:

The carrying amount of these instruments approximates fair value due to their short maturity.

SENIOR SUBORDINATED NOTES:

The fair value of the Company's 8 3/4% Notes was approximately $186,000,000, based upon quoted market prices of the notes.

The fair value of the Company's 10 1/2% Notes was approximately $101,250,000, based upon quoted market prices of the Notes.

ENERGY SWAP AGREEMENTS:

The fair value of the Company's energy swap agreements was a loss of approximately $13,525,000, based upon the estimated net amount the Company would pay to terminate the agreements.

ENERGY COLLAR AGREEMENTS:

The fair value of the Company's energy collar agreements was a loss of approximately $5,358,000, based upon the estimated net amount the Company would pay to terminate the agreements.

BASIS SWAP AGREEMENTS:

The fair value of the Company's basis swap agreements was a loss of approximately $178,000, based upon the estimated net amount the Company would pay to terminate the agreements.

(10)     RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In September 1999 Canadian Forest formed a joint venture with Anschutz to explore lands in the Yukon Territory and Northwest Territories of Canada. The joint venture has a term of 65 months and covers an area of mutual interest of approximately 1.6 million acres. Anschutz will pay 66.67% of the initial costs (up to $10,000,000) to acquire seismic and other scientific data across the area to earn a 50% interest in such data. Anschutz will also pay 66.67% of the costs to drill the first three wells and 60% of the costs to drill the next three wells to earn a 50% interest in all the wells. Thereafter, Forest and Anschutz will each pay 50% of the costs of the joint venture, which Forest will operate. During the term of the agreement, Anschutz will compensate Forest for general, technical and administrative overhead.

In 1998, the Company purchased certain oil and gas assets from Anschutz for $67,565,000 as described in Note 2. Included in the purchase were exploration concessions in Tunisia and South Africa. Forest (50%) and Anschutz (50%) subsequently agreed to acquire additional concessions in Tunisia and South Africa. Effective October 1, 1999, Forest and Anschutz negotiated terms of an agreement under which Anschutz agreed to repurchase 30% of the original Tunisia and South Africa blocks sold to Forest and Forest agreed to purchase 20% of the new Tunisia and South Africa concessions from Anschutz. Consideration was based on the original purchase price paid to Anschutz by Forest and on actual costs incurred by the respective parties in obtaining the new concessions. The intent of the agreement is that Forest will own 70% in the concessions. Forest will be operator of all four concession blocks and will be reimbursed for general, technical and administrative overhead. The final agreement was executed in February, 2000 and requires a payment to Forest by Anschutz of approximately $1,700,000.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(11)     COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

Future rental payments for office facilities and equipment under the remaining terms of noncancelable operating leases are $2,156,000, $1,789,000, $1,613,000, $1,540,000 and $1,562,000 for the years ending December 31, 2000 through 2004, respectively.

Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $3,144,000 in 1999, $2,137,000 in 1998 and $1,538,000 in 1997. Net rental payments charged to expense amounted to $4,806,000 in 1999, $3,948,000 in 1998 and $4,149,000
in 1997 . Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.4 BCF of natural gas in 2000 at an average price of $2.36 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.

In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .4 BCF of natural gas in 2000 at a fixed price of approximately $3.18 CDN per MCF and .5 BCF of natural gas in 2001 at a fixed price of approximately $3.30 CDN per MCF.

As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas through 2001. ProMark has commitments to purchase and commitments to resell approximately 18,300 MCF per day through October 31, 2000 and approximately 1,500 MCF per day thereafter through October 31, 2001. The Company could be exposed to loss in the event that a counterparty to these agreements failed to perform in accordance with the terms of the agreements.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(12)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------------------------------

                                                                   FIRST      SECOND       THIRD        FOURTH
                                                                  QUARTER    QUARTER      QUARTER      QUARTER
                                                                  -------    -------      -------      -------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
----
REVENUE (1)                                                     $  83,178      87,587       93,134       93,359
                                                                =========    ========    =========     ========

EARNINGS FROM OPERATIONS                                        $   5,745       9,835       15,076       14,154
                                                                =========    ========    =========     ========

EARNINGS BEFORE EXTRAORDINARY ITEM                              $     450       4,043        5,404        9,744
                                                                =========    ========    =========     ========

NET EARNINGS                                                    $     450       4,043        4,806        9,744
                                                                =========    ========    =========     ========

BASIC AND DILUTED EARNINGS PER SHARE BEFORE
   EXTRAORDINARY ITEM                                           $     .01         .09          .11          .18

BASIC AND DILUTED EARNINGS PER SHARE                            $     .01         .09          .10          .18

1998
----
Revenue                                                         $  75,496      75,173       78,015       93,135
                                                                =========    ========    =========     ========

Earnings (loss) from operations                                 $   5,898       4,931     (140,999)     (54,206)
                                                                =========    ========    =========     ========

Loss before extraordinary item                                  $  (1,003)     (4,404)    (138,092)     (54,287)
                                                                =========    ========    =========     ========

Net earnings (loss)                                             $  (1,003)      1,792     (138,092)     (54,287)
                                                                =========    ========    =========     ========

Basic and diluted loss per share before extraordinary item      $    (.03)       (.11)       (3.13)       (1.22)

Basic and diluted earnings (loss) per share                     $    (.03)        .05        (3.13)       (1.22)


(1) Proceeds from the sale of processing facilities in the first quarter of 1999 have been reclassified from marketing revenue and expense to other income to conform with the financial statement presentation for the year ended December 31, 1999.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(13)      BUSINESS AND GEOGRAPHICAL SEGMENTS:
--------------------------------------------------------------------------------

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

YEAR ENDED DECEMBER 31, 1999
                                                    OIL AND GAS OPERATIONS
                                   ----------------------------------------------------      MARKETING
                                     GULF COAST REGION                                          AND
                                    ------------------  WESTERN   TOTAL                      PROCESSING   TOTAL
                                    OFFSHORE  ONSHORE    REGION    U.S.    CANADA    TOTAL     CANADA   COMPANY
                                    --------  -------   -------   -----    ------    -----   ---------- -------
                                                                     (IN THOUSANDS)
REVENUE                             $ 79,652   39,993    30,133   149,778   41,844   191,622   165,636  357,258

MARKETING AND PROCESSING EXPENSE           -        -         -         -        -         -   162,617  162,617
OIL AND GAS PRODUCTION EXPENSE        12,772   14,367     6,137    33,276   13,003    46,279         -   46,279
GENERAL AND ADMINISTRATIVE EXPENSE     3,790    3,580     2,542     9,912    3,391    13,303     2,059   15,362
DEPRECIATION AND DEPLETION EXPENSE    41,904   18,331     8,936    69,171   15,726    84,897     2,321   87,218
                                     -------  -------   -------   -------  -------   -------   -------  -------

EARNINGS (LOSS) FROM OPERATIONS     $ 21,186    3,715    12,518    37,419    9,724    47,143    (1,361)  45,782
                                     =======  =======   =======   =======  =======   =======   =======  =======

CAPITAL EXPENDITURES                $ 28,744   35,201     6,837    70,782   42,665   113,447         -  113,447
                                     =======  =======   =======   =======  =======   =======   =======  =======


PROPERTY AND EQUIPMENT, NET         $114,860  277,025   100,068   491,953  178,561   670,514         -  670,514
                                     =======  =======   =======   =======  =======   =======   =======  =======


Information for Forest's reportable segments relates to the Company's 1999 consolidated totals as follows:

                                                                             (IN THOUSANDS)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      EARNINGS FROM OPERATIONS FOR REPORTABLE SEGMENTS        $  45,782
                      ADMINISTRATIVE ASSET DEPRECIATION                            (972)

                      OTHER INCOME, NET                                           2,629

                      INTEREST EXPENSE                                          (40,873)

                      TRANSLATION GAIN ON SUBORDINATED DEBT                      10,561
                                                                               --------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM     $  17,127
                                                                               ========


                      CAPITAL EXPENDITURES:

                      REPORTABLE SEGMENTS                                     $ 113,447
                      INTERNATIONAL INTERESTS                                     8,905
                      ADMINISTRATIVE ASSETS AND OTHER                             2,731
                                                                               --------
                      TOTAL CAPITAL EXPENDITURES                              $ 125,083
                                                                               ========


                      PROPERTY AND EQUIPMENT, NET:

                      REPORTABLE SEGMENTS                                     $ 670,514
                      INTERNATIONAL INTERESTS                                    21,493
                      ADMINISTRATIVE ASSETS, NET AND OTHER                        5,609
                                                                               --------

                      TOTAL PROPERTY AND EQUIPMENT, NET                       $ 697,616
                                                                               ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(13)      BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED):
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998

                                                    Oil and Gas Operations
                                   ----------------------------------------------------      Marketing
                                     Gulf Coast Region                                          and
                                    ------------------  Western   Total                      Processing   Total
                                    Offshore  Onshore    Region    U.S.    Canada    Total     Canada   Company
                                    --------  -------   -------   -----    ------    -----   ---------- -------
                                                                     (In Thousands)
Revenue                             $ 69,547   41,727    20,411   131,685   39,489   171,174   150,645  321,819

Marketing and processing expense           -        -         -         -        -         -   144,758  144,758
Oil and gas production expense        11,827   12,521     5,543    29,891   12,092    41,983         -   41,983
General and administrative expense     4,625    4,346     1,965    10,936    7,496    18,432     1,417   19,849
Depreciation and depletion expense    47,005   20,558     6,919    74,482   22,226    96,708     2,252   98,960

Impairment of oil and gas properties  51,500   59,500    28,500   139,500   60,000   199,500        -   199,500
                                     -------  -------   -------  -------- --------  --------   ------  --------

Earnings (loss) from operations     $(45,410) (55,198)  (22,516) (123,124) (62,325) (185,449)    2,218 (183,231)
                                     =======  =======   =======  ======== ========  ========   ======  ========

Capital expenditures                $ 61,483  263,479    85,169   410,131   44,222   454,353       (10) 454,343
                                     =======  =======   =======  ======== ========  ========   ======  ========

Property and equipment, net         $127,542  260,940   103,752   492,234  146,105   638,339     4,766  643,105
                                     =======  =======   =======  ======== ========  ========   ======  ========


Information for Forest's reportable segments relates to the Company's 1998 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Loss from operations for reportable segments            $ (183,231)
                      Administrative asset depreciation                          (1,145)
                      Other income, net                                           7,561
                      Interest expense                                          (38,986)
                      Minority interest in loss of subsidiary                       517
                      Translation loss on subordinated debt                      (8,320)
                                                                               --------

                      Loss before income taxes and extraordinary item         $(223,604)
                                                                               ========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $ 454,343
                      International interests                                    14,435
                      Administrative assets and other                             2,976
                                                                               --------

                      Total capital expenditures                              $ 471,754
                                                                               ========


                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $ 643,105
                      International interests                                    14,435
                      Administrative assets, net and other                        5,770
                                                                               --------

                      Total property and equipment, net                       $ 663,310
                                                                               ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(13)      BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED):
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997

                                                    Oil and Gas Operations
                                   ----------------------------------------------------        Marketing
                                     Gulf Coast Region                                            and
                                    ------------------  Western     Total                      Processing   Total
                                    Offshore  Onshore    Region      U.S.    Canada    Total     Canada   Company
                                    --------  -------   -------     -----    ------    -----   ---------- -------
                                                                     (In Thousands)
Revenue                            $  78,398    14,980     8,380    101,758   54,347   156,105   183,536  339,641

Marketing and processing expense           -         -         -          -        -         -   175,847  175,847
Oil and gas production expense        13,566     3,896     3,400     20,862   15,422    36,284         -   36,284
General and administrative expense     6,652     1,894     1,088      9,634    5,946    15,580     1,284   16,864
Depreciation and depletion expense    46,319     4,384     1,038     51,741   24,708    76,449     2,412   78,861
                                    --------   -------   -------   --------  -------   -------   -------  -------

Earnings from operations           $  11,861     4,806     2,854     19,521    8,271    27,792     3,993   31,785
                                    ========   =======   =======   ========  =======   =======   =======  =======

Capital expenditures               $  76,521     8,676    13,171     98,368   57,617   155,985        28  156,013
                                    ========   =======   =======   ========  =======   =======   =======  =======

Property and equipment, net        $ 167,449    77,867    71,393    316,709  193,859   510,568     5,510  516,078
                                    ========   =======   =======   ========  =======   =======   =======  =======

Information for Forest's reportable segments relates to the Company's 1997 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments        $  31,785
                      Administrative asset depreciation                          (1,130)
                      Other income, net                                           1,289
                      Interest expense                                          (21,403)
                      Minority interest in earnings of subsidiary                  (108)
                      Translation loss on subordinated debt                      (4,051)
                                                                                -------

                      Earnings before income taxes and extraordinary item     $   6,382
                                                                                =======


                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $ 156,013
                      Administrative assets and other                               786
                                                                                -------
                      Total capital expenditures                              $ 156,799
                                                                                =======


                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $ 516,078
                      Administrative assets, net and other                        5,215
                                                                                -------
                      Total property and equipment, net                       $ 521,293
                                                                                =======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED):
--------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (Statement No. 69), except as noted.

(A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES - The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 1999, 1998 and 1997:

                                                         UNITED                       INTER-
                                                         STATES         CANADA       NATIONAL          TOTAL
                                                        --------       --------      --------         -------
                                                                          (IN THOUSANDS)
1999
----

     PROPERTY ACQUISITION COSTS (UNDEVELOPED
         LEASES AND PROVED PROPERTIES)              $      1,203               -         1,040          2,243
     EXPLORATION COSTS                                    20,752          37,150         7,865         65,767
     DEVELOPMENT COSTS                                    48,827           5,516             -         54,343
                                                        --------        --------       -------       --------
         TOTAL                                      $     70,782          42,666         8,905        122,353
                                                        ========        ========       =======       ========

1998

     Property acquisition costs (undeveloped
         leases and proved properties)              $    310,536          17,628        11,000        339,164
     Exploration costs                                    39,532          17,447         3,435         60,414
     Development costs                                    61,436           9,137             -         70,573
                                                        --------        --------       -------       --------
         Total                                      $    411,504          44,212        14,435        470,151
                                                        ========        ========       =======       ========

1997
----

     Property acquisition costs (undeveloped
         leases and proved properties)              $      1,704           6,675             -          8,379
     Exploration costs                                    50,686          14,752             -         65,438
     Development costs                                    46,160          36,218             -         82,378
                                                        --------        --------       -------       --------
         Total                                      $     98,550          57,645             -        156,195
                                                        ========        ========       =======       ========


(B) AGGREGATE CAPITALIZED COSTS - The aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated were as follows:

                                                                          1999         1998            1997
                                                                          ----         ----            ----
                                                                                    (In Thousands)
   Costs related to proved properties                              $   2,032,441     1,923,521      1,521,325
   Costs related to unproved properties:
       Costs subject to depletion                                          6,455         6,344         12,217
       Costs not subject to depletion                                    115,618        99,487         60,901
                                                                      ----------    ----------     ----------
                                                                       2,154,514     2,029,352      1,594,443
   Less accumulated depletion and valuation allowance                (1,459,738)    (1,367,086)    (1,075,940)
                                                                      ----------    ----------     ----------
                                                                   $     694,776       662,266        518,503
                                                                      ==========    ==========     ==========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - Results of operations from producing activities for the years ended December 31, 1999, 1998 and 1997 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

                                                                      UNITED
                                                                      STATES         CANADA         TOTAL
                                                                    ----------      --------       -------
                                                                                (IN THOUSANDS)
1999
----

       OIL AND GAS SALES                                          $   147,951         43,024        190,975

       PRODUCTION EXPENSE                                              33,276         13,003         46,279
       DEPLETION EXPENSE                                               69,171         15,726         84,897
       INCOME TAX EXPENSE                                                   -          5,240          5,240
                                                                     --------       --------       --------
                                                                      102,447         33,969        136,416
                                                                     --------       --------       --------
       RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES            $    45,504          9,055         54,559
                                                                     ========       ========       ========


1998
----

       Oil and gas sales                                          $   131,251         39,489        170,740

       Production expense                                              29,891         12,092         41,983
       Depletion expense                                               74,482         22,226         96,708
       Provision for impairment of oil and gas properties             139,500         60,000        199,500
       Income tax benefit                                                   -        (23,418)       (23,418)
                                                                     --------       --------       --------
                                                                      243,873         70,900        314,773
                                                                     --------       --------       --------
       Results of operations from producing activities            $  (112,622)       (31,411)      (144,033)
                                                                     ========       ========       ========


1997
----

       Oil and gas sales                                          $   100,895         54,347        155,242
       Production expense                                              20,863         15,421         36,284
       Depletion expense                                               51,741         24,708         76,449
       Income tax expense                                                   -          7,191          7,191
                                                                     --------       --------       --------
                                                                       72,604         47,320        119,924
                                                                     --------       --------       --------
       Results of operations from producing activities            $    28,291          7,027         35,318
                                                                     ========       ========       ========


(D) ESTIMATED PROVED OIL AND GAS RESERVES - The Company's estimate of its proved and proved developed future net recoverable oil and gas reserves and changes for 1999, 1998 and 1997 follows. The Canadian reserves include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997 but which was a wholly owned subsidiary as of December 31, 1998. In June 1999, Saxon was liquidated into Canadian Forest.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

Prices include consideration of changes in existing prices provided only by contractual arrangement, including energy swap agreements (see Note 9), but not on escalations based on future conditions. Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes.

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

                                                              LIQUIDS                            GAS
                                                    ----------------------------   ------------------------------
                                                               (MBBLS)                          (MMCF)

                                                    UNITED                          UNITED
                                                    STATES     CANADA      TOTAL    STATES      CANADA      TOTAL
                                                    ------     ------      -----    ------      ------      -----
Balance at December 31, 1996                          5,798     18,216    24,014     231,255    102,925    334,180
      Revisions of previous estimates                   965        247     1,212      23,173     12,779     35,952
      Extensions and discoveries                        876      1,688     2,564      37,759     12,005     49,764
      Production                                     (1,267)    (1,940)   (3,207)    (34,018)   (15,017)   (49,035)
      Sales of reserves in place                       (268)        11      (257)     (4,349)       217     (4,132)
      Purchases of reserves in place                     22        288       310       1,033      7,483      8,516
      Settlement of volumetric production payment         -          -         -       3,070          -      3,070
                                                     ------     ------   -------     -------    -------    -------

Balance at December 31, 1997                          6,126     18,510    24,636     257,923    120,392    378,315
      Revisions of previous estimates                   347     (3,095)   (2,748)     17,158     (9,231)     7,927
      Extensions and discoveries                        559        336       895      37,708     31,576     69,284
      Production                                     (2,405)    (1,864)   (4,269)    (47,394)   (14,916)   (62,310)
      Sales of reserves in place                     (2,008)      (432)   (2,440)     (1,964)    (4,215)    (6,179)
      Purchases of reserves in place                 18,965         30    18,995     161,089     16,138    177,227
                                                     ------     ------   -------     -------    -------    -------

BALANCE AT DECEMBER 31, 1998                         21,584     13,485    35,069     424,520    139,744    564,264
      REVISIONS OF PREVIOUS ESTIMATES                 2,108       (438)    1,670     (13,613)      (497)   (14,110)
      EXTENSIONS AND DISCOVERIES                        611         64       675      37,941      5,565     43,506
      PRODUCTION                                     (2,712)    (1,685)   (4,397)    (49,279)   (12,423)   (61,702)
      SALES OF RESERVES IN PLACE                       (308)      (648)     (956)     (6,231)    (1,462)    (7,693)
      PURCHASES OF RESERVES IN PLACE                     66          -        66         742          -        742
                                                     ------     ------   -------     -------    -------    -------

BALANCE AT DECEMBER 31, 1999                         21,349     10,778    32,127     394,080    130,927    525,007
                                                     ======     ======   =======     =======    =======    =======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

                                                         OIL AND CONDENSATE                      GAS
                                                    ----------------------------    -----------------------------
                                                               (MBBLS)                          (MMCF)

                                                    UNITED                          UNITED
                                                    STATES     CANADA      TOTAL    STATES      CANADA      TOTAL
                                                    ------     ------      -----    ------      ------      -----
PROVED DEVELOPED RESERVES AT:
     DECEMBER 31, 1996                                5,311     13,260    18,571     165,629     70,856    236,485
     DECEMBER 31, 1997                                5,493     14,291    19,784     179,986    109,849    289,835
     DECEMBER 31, 1998                               16,697     13,485    30,182     332,575    135,174    467,749
     DECEMBER 31, 1999                               16,096     10,715    26,811     296,683    124,201    420,884

(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS - Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, energy swap agreements or volumetric production payments. All cash flow amounts, including income taxes, are discounted at 10%. The Canadian amounts include 100% of amounts attributable to the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997, but which was a wholly owned subsidiary as of December 31, 1998. In June 1999, Saxon was liquidated into Canadian Forest. In the case of contracts, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. Future oil and gas sales also include the estimated effects of existing energy swap agreements as discussed in Note 9.

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

                                                                                   DECEMBER 31, 1999
                                                                         ------------------------------------
                                                                           UNITED
                                                                            STATES      CANADA        TOTAL
                                                                           -------      ------        -----
                                                                                    (IN THOUSANDS)
    FUTURE OIL AND GAS SALES                                            $ 1,431,300      444,147    1,875,447
    FUTURE PRODUCTION AND DEVELOPMENT COSTS                                (486,637)    (136,168)    (622,805)
                                                                          ---------    ---------    ---------

    FUTURE NET REVENUE                                                      944,663      307,979    1,252,642
    10% ANNUAL DISCOUNT FOR ESTIMATED TIMING OF CASH FLOWS                 (402,191)    (118,574)    (520,765)
                                                                          ---------    ---------    ---------

    PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES              542,472      189,405      731,877
    PRESENT VALUE OF FUTURE INCOME TAX EXPENSE                              (46,876)     (34,908)     (81,784)
                                                                          ---------    ---------    ---------

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS            $   495,596      154,497      650,093
                                                                          =========    =========    =========

Undiscounted future income tax expense was $114,101,000 in the United States and $68,792,000 in Canada at December 31, 1999.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                   December 31, 1998
                                                                         -------------------------------------
                                                                           United
                                                                           States       Canada         Total
                                                                          --------      ------         -----
                                                                                    (In Thousands)
    Future oil and gas sales                                            $ 1,081,183      334,242    1,415,425
    Future production and development costs                                (396,423)    (137,711)    (534,134)
                                                                          ---------    ---------    ---------
    Future net revenue                                                      684,760      196,531      881,291
    10% annual discount for estimated timing of cash flows                 (251,205)     (82,610)    (333,815)
                                                                          ---------    ---------    ---------
    Present value of future net cash flows before income taxes              433,555      113,921      547,476
    Present value of future income tax expense                               (7,193)     (17,452)     (24,645)
                                                                          ---------    ---------    ---------
    Standardized measure of discounted future net cash flows            $   426,362       96,469      522,831
                                                                          =========    =========    =========


Undiscounted future income tax expense was $18,327,000 in the United States and $38,910,000 in Canada at December 31, 1998.

                                                                                   December 31, 1997
                                                                          -----------------------------------
                                                                           United
                                                                            States      Canada         Total
                                                                           --------     ------         -----
                                                                                    (In Thousands)
    Future oil and gas sales                                            $   759,556      470,121    1,229,677
    Future production and development costs                                (273,850)    (193,733)    (467,583)
                                                                           --------     --------    ---------

    Future net revenue                                                      485,706      276,388      762,094
    10% annual discount for estimated timing of cash flows                 (176,507)     (99,081)    (275,588)
                                                                           --------     --------    ---------

    Present value of future net cash flows before income taxes              309,199      177,307      486,506
    Present value of future income tax expense                              (19,899)     (27,037)     (46,936)
                                                                           --------     --------    ---------

    Standardized measure of discounted future net cash flows            $   289,300      150,270      439,570
                                                                           ========     ========    =========

Undiscounted future income tax expense was $45,911,000 in the United States and $57,981,000 in Canada at December 31, 1997.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows. The Canadian amounts include 100% of the reserves owned by Saxon, a consolidated subsidiary in which the Company held a majority interest in 1997, but was a wholly owned subsidiary as of December 31, 1998. In June 1999, Saxon was liquidated into Canadian Forest.

                                                                                  DECEMBER 31, 1999
                                                                      -----------------------------------------
                                                                        UNITED
                                                                        STATES       CANADA           TOTAL
                                                                       ---------      ------           -----
                                                                                  (IN THOUSANDS)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year               $  426,362       96,469         522,831

Changes resulting from:
   Sales of oil and gas, net of production costs                        (114,675)     (30,021)       (144,696)
   Net changes in prices and future production costs                     101,070      107,149         208,219
   Net changes in future development costs                               (42,426)        (450)        (42,876)
   Extensions, discoveries and improved recovery                          68,365        3,859          72,224
   Previously estimated development costs incurred during the period      41,855        5,246          47,101
   Revisions of previous quantity estimates                               10,737      (15,746)         (5,009)
   Sales of reserves in place                                              (786)       (5,945)         (6,731)
   Purchases of reserves in place                                          1,421            -           1,421
   Accretion of discount on reserves at beginning of year before
       income taxes                                                       43,356       11,392          54,748
   Net change in income taxes                                            (39,683)     (17,456)        (57,139)
                                                                         -------      -------         -------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                     $  495,596      154,497         650,093
                                                                         =======      =======         =======


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999 was based on average natural gas prices of approximately $2.40 per MCF in the U.S. and approximately $1.66 per MCF in Canada and on average liquids prices of approximately $22.41 per barrel in the U.S. and approximately $19.98 per barrel in Canada.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                  December 31, 1998
                                                                      ---------------------------------------
                                                                         United
                                                                         States       Canada            Total
                                                                      -----------     ------            -----
                                                                                  (In Thousands)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year              $   289,300       150,270          439,570

Changes resulting from:
     Sales of oil and gas, net of production costs                      (101,360)      (27,397)        (128,757)
     Net changes in prices and future production costs                  (236,581)      (73,799)        (310,380)
     Net changes in future development costs                             (15,191)         (737)         (15,928)
     Extensions, discoveries and improved recovery                        46,269        23,140           69,409
     Previously estimated development costs incurred during the period    57,285         8,436           65,721
     Revisions of previous quantity estimates                             18,629       (10,909)           7,720
     Sales of reserves in place                                           (6,592)       (3,788)         (10,380)
     Purchases of reserves in place                                      330,977         3,937          334,914
     Accretion of discount on reserves at beginning of year before
         income taxes                                                     30,920        17,731           48,651
     Net change in income taxes                                           12,706         9,585           22,291
                                                                        --------       -------         --------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                    $   426,362        96,469          522,831
                                                                        ========       =======         ========


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998 was based on average natural gas prices of approximately $2.03 per MCF in the U.S. and approximately $1.38 per MCF in Canada and on average liquids prices of approximately $9.56 per barrel in the U.S. and approximately $8.91 per barrel in Canada.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)

                                                                                  December 31, 1997
                                                                      ----------------------------------------
                                                                         United
                                                                         States        Canada           Total
                                                                      ----------      --------         -------
                                                                                  (In Thousands)
Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at beginning of year              $   384,211       175,658          559,869

Changes resulting from:
     Sales of oil and gas, net of production costs                       (80,895)      (38,926)        (119,821)
     Net changes in prices and future production costs                  (218,986)     (110,526)        (329,512)
     Net changes in future development costs                             (22,830)      (19,905)         (42,735)
     Extensions, discoveries and improved recovery                        48,090        19,022           67,112
     Previously estimated development costs incurred during the period    42,507        35,329           77,836
     Revisions of previous quantity estimates                             38,055        13,445           51,500
     Sales of reserves in place                                           (5,066)          301           (4,765)
     Purchases of reserves in place                                        3,142         7,264           10,406
     Settlement of volumetric production payment                           3,126             -            3,126
     Accretion of discount on reserves at beginning of year before
         income taxes                                                     45,926        24,664           70,590
     Net change in income taxes                                           52,020        43,944           95,964
                                                                        --------      --------         --------

Standardized measure of discounted future net cash flows relating
   to proved oil and gas reserves, at end of year                    $   289,300       150,270          439,570
                                                                        ========      ========         ========


The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997 was based on average natural gas prices of approximately $2.55 per MCF in the U.S. and approximately $1.30 per MCF in Canada and on average liquids prices of approximately $16.73 per barrel in the U.S. and approximately $13.71 per barrel in Canada.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(15)   SUPPLEMENTAL GUARANTOR INFORMATION:
--------------------------------------------------------------------------------

Canadian Forest is the issuer of the 8 3/4% Notes (see Note 3). The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent. Saxon became a subsidiary guarantor of the 8 3/4% Notes in August 1998 when it became a wholly owned subsidiary of Forest Oil Corporation. In October 1998, ownership of Saxon was transferred from Forest to Canadian Forest. In June 1999, Saxon was liquidated into Canadian Forest. ProMark, which is a wholly owned subsidiary of Canadian Forest, became a subsidiary guarantor of the 8 3/4% Notes during 1998.

The Company has not presented separate financial statements and other disclosures concerning Canadian Forest, ProMark or Saxon because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of December 31, 1999 and 1998 and for the years then ended. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances. In 1997, Canadian Forest had revenue of $214,045,000, a loss before income taxes of $3,321,000 and a net loss of $4,952,000.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(15)   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 1999

                                                        Canadian       Producers                    Consolidated
                                         Forest Oil     Forest Oil     Marketing    Eliminating       Forest Oil
                                        Corporation         Ltd.          Ltd.        Entries       Corporation
                                        -----------     ----------   -----------    ------------   --------------
                                                                      (In Thousands)
ASSETS
Current Assets:
     Cash and cash equivalents           $    3,630          (343)          (132)            -           3,155
     Accounts receivable                     36,972         4,921         22,826             -          64,719
     Other current assets                     2,228         1,176             80             -           3,484
                                           --------      --------       --------      --------        --------

         Total current assets                42,830         5,754         22,774             -          71,358

Intercompany receivables                        226        65,646              -       (65,872)              -

Net property and equipment,
   at cost, full cost method                523,540       121,196         52,880             -         697,616

Goodwill and other intangible
   assets, net                                    -             -         22,092             -          22,092

Intercompany investments                     24,315        25,713              -       (50,028)              -

Other assets                                  5,810         3,176              -             -           8,986
                                           --------      --------       --------      --------        --------

                                         $  596,721       221,485         97,746      (115,900)        800,052
                                           ========      ========       ========      ========        ========


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                    $   41,792        14,733         16,064             -          72,589
     Accrued interest                         4,844         5,261              -             -          10,105
     Other current liabilities                3,260           221              -             -           3,481
                                           --------      --------       --------      --------        --------
         Total current liabilities           49,896        20,215         16,064             -          86,175

Intercompany payables                        12,746             -         53,126       (65,872)              -

Long-term debt                              138,467       233,213              -             -         371,680
Other liabilities                            13,924           338              -             -          14,262
Deferred income taxes                             -         1,714          7,237             -           8,951

Shareholders' equity

     Common stock                             5,381        24,315         25,265       (49,580)          5,381
     Capital surplus                        721,832             -              -             -         721,832
     Accumulated deficit                   (341,993)      (51,404)        (2,610)            -        (396,007)
     Accumulated other
       comprehensive loss                    (3,532)       (6,906)        (1,336)            -         (11,774)
     Treasury stock, at cost                      -             -              -          (448)           (448)
                                           --------      --------       --------      --------        --------
         Total shareholders' equity         381,688       (33,995)        21,319       (50,028)        318,984
                                           --------      --------       --------      --------        --------

                                         $  596,721       221,485         97,746      (115,900)        800,052
                                           ========      ========       ========      ========        ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(15)   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999

                                                        Canadian       Producers                    Consolidated
                                         Forest Oil     Forest Oil     Marketing    Eliminating       Forest Oil
                                        Corporation         Ltd.          Ltd.        Entries       Corporation
                                        -----------     ----------     ---------    -----------     ------------
                                                                      (In Thousands)
Revenue:
     Marketing and processing            $      647            19        165,617             -         166,283
     Oil and gas sales:
         Gas                                114,137        18,660            297             -         133,094
         Oil, condensate and
           natural gas liquids               33,814        23,285            782             -          57,881
                                           --------      --------       --------      --------        --------

     Total oil and gas sales                147,951        41,945          1,079             -         190,975
                                           --------      --------       --------      --------        --------
         Total revenue                      148,598        41,964        166,696             -         357,258

Expenses:

     Marketing and processing                     -            21        162,596             -         162,617
     Oil and gas production                  33,276        12,944             59             -          46,279
     General and administrative               9,912         3,391          2,059             -          15,362
     Depreciation and depletion              70,163        15,706          2,321             -          88,190
                                           --------      --------       --------      --------        --------
         Total operating expenses           113,351        32,062        167,035             -         312,448
                                           --------      --------       --------      --------        --------

Earnings (loss) from operations              35,247         9,902           (339)            -          44,810

Other income and expense:
     Other (income) expense, net                138        (4,810)        (1,733)        3,776          (2,629)
     Interest expense                        22,396        19,959          2,294        (3,776)         40,873
     Translation gain on
       subordinated debt                          -       (10,561)             -             -         (10,561)
                                           --------      --------       --------      --------        --------

         Total other income and
           expense                           22,534         4,588            561             -          27,683
                                           --------      --------       --------      --------        --------

Earnings (loss) before income taxes
   and extraordinary item                    12,713         5,314           (900)            -          17,127

Income tax expense (benefit):
     Current                                      -          (763)        (2,158)            -          (2,921)
     Deferred                                     -        (2,084)         2,491             -             407
                                           --------      --------       --------      --------        --------
                                                  -        (2,847)           333             -          (2,514)
                                           --------      --------       --------      --------        --------

Earnings (loss) before extraordinary
     item                                    12,713         8,161         (1,233)            -          19,641

Extraordinary item - loss on
   extinguishment of debt                      (598)            -              -             -            (598)
                                           --------      --------       --------      --------        --------

Net earnings (loss)                      $   12,115         8,161         (1,233)            -          19,043
                                           ========      ========       ========      ========        ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(15)   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999

                                                                    Canadian     Producers      Consolidated
                                                   Forest Oil      Forest Oil    Marketing       Forest Oil
                                                  Corporation          Ltd.         Ltd.        Corporation
                                                  -----------      ----------    ---------      -----------
                                                                           (In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item      $   12,713          8,161         (1,233)        19,641
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and depletion                        70,163         15,706          2,321         88,190
     Amortization of deferred debt costs                  940            401              -          1,341
     Translation gain on subordinated notes                 -        (10,561)             -        (10,561)
     Deferred income tax expense (benefit)                  -         (2,084)         2,491            407
     Other, net                                          (781)        (2,748)             -         (3,529)
     (Increase) decrease in accounts receivable        (4,448)           356           (857)        (4,949)
     (Increase) decrease in other current assets         (981)         1,037         (3,360)        (3,304)
     Increase (decrease) in accounts payable           14,894          3,932           (582)        18,244
     Increase in accrued interest and other
       current liabilities                              1,858          1,850          1,325          5,033
                                                     --------        -------       --------        -------

         Net cash provided by operating
           activities                                  94,358         16,050            105        110,513

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                      (82,248)       (42,835)             -       (125,083)
     Proceeds from sale of assets                       9,772         10,699              -         20,471
     Decrease in other assets, net                     (1,034)             -              -         (1,034)
                                                     --------        -------       --------        -------

         Net cash used by investing
           activities                                 (73,510)       (32,136)             -       (105,646)

Cash flows from financing activities:

     Proceeds from bank borrowings                     78,600         33,827              -        112,427
     Repayments of bank borrowings                   (300,500)       (37,692)             -       (338,192)
     Issuance of 10 1/2% senior subordinated
       notes, net of issuance costs                    98,561              -              -         98,561
     Redemption of 11 1/4% senior
       subordinated notes                              (9,083)             -              -         (9,083)
     Proceeds of common stock offering, net
       of offering costs                              131,188              -              -        131,188
     Proceeds from exercise of options and
       warrants                                         1,589              -              -          1,589
     Decrease in other liabilities, net                (1,588)           (41)             -         (1,629)
                                                     --------        -------       --------        -------

         Net cash used by financing activities         (1,233)        (3,906)             -         (5,139)

Intercompany advances, net                            (19,713)        19,713              -              -

Effect of exchange rate changes on cash                    15            (31)            28             12
                                                     --------        -------       --------        -------

Net increase (decrease) in cash and cash equivalents      (83)          (310)           133           (260)

Cash and cash equivalents at beginning of year          3,713            (33)          (265)         3,415
                                                     --------        -------       --------        -------

Cash and cash equivalents at end of year           $    3,630           (343)          (132)         3,155
                                                     ========        =======       ========        =======

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(15)   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 1998

                                                  Canadian     Producers     Saxon                    Consolidated
                                    Forest Oil    Forest Oil   Marketing   Petroleum,   Eliminating    Forest Oil
                                    Corporation      Ltd.         Ltd.         Inc.       Entries     Corporation
                                    -----------  -----------  -----------  ----------  ------------  --------------
                                                                    (In Thousands)
ASSETS
Current Assets:
     Cash and cash equivalents      $   3,713            (33)       (265)          -             -        3,415
     Accounts receivable               32,524          3,150      18,376       1,537             -       55,587
     Other current assets               1,513            117         532         212             -        2,374
                                     --------       --------    --------    --------      --------     --------

         Total current assets          37,750          3,234      18,643       1,749             -       61,376

Intercompany receivables                  338         52,747      42,266           -       (95,351)           -

Net property and equipment,
   at cost, full cost method          516,715        106,447         169      39,979             -      663,310

Goodwill and other intangible
   assets, net                              -              -      22,689           -             -       22,689

Intercompany investments               41,775         68,513           -           -      (110,288)           -

Other assets                            8,977          3,384           -           -             -       12,361
                                     --------       --------    --------    --------      --------     --------

                                    $ 605,555        234,325      83,767      41,728      (205,639)     759,736
                                     ========       ========    ========    ========      ========     ========


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable               $  26,898          5,109      15,702       1,680             -       49,389
     Accrued interest                   4,783          5,187           -           -             -        9,970
     Other current liabilities          1,463            206           -           -             -        1,669
                                     --------       --------    --------    --------      --------     --------

         Total current liabilities     33,144         10,502      15,702       1,680             -       61,028

Intercompany payables                  51,143              -      42,266       1,942       (95,351)           -

Long-term debt                        270,076        210,432           -      24,942             -      505,450
Other liabilities                      15,837            344           -           -             -       16,181
Deferred income taxes                       -         12,352       4,490      (8,756)            -        8,086

Shareholders' equity

     Common stock                       4,465         41,775      25,265      42,800      (109,840)       4,465
     Capital surplus                  589,972              -           -           -             -      589,972
     Accumulated deficit             (354,108)       (40,805)     (1,382)    (18,755)            -     (415,050)
     Accumulated other
       comprehensive loss              (4,974)          (275)     (2,574)     (2,125)            -       (9,948)
     Treasury stock, at cost                -              -           -           -          (448)        (448)
                                     --------       --------    --------    --------      --------     --------
         Total shareholders' equity   235,355            695      21,309      21,920      (110,288)     168,991
                                     --------       --------    --------    --------      --------     --------
                                    $ 605,555        234,325      83,767      41,728      (205,639)     759,736
                                     ========       ========    ========    ========      ========     ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (15)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998

                                                   Canadian    Producers     Saxon                    Consolidated
                                    Forest Oil    Forest Oil   Marketing   Petroleum,   Eliminating    Forest Oil
                                    Corporation      Ltd.         Ltd.         Inc.        Entries     Corporation
                                    -----------   ----------   ---------   ----------   -----------   ------------
                                                                    (In Thousands)

Revenue:

     Marketing and processing       $     434         14,269     136,083         293             -      151,079
     Oil and gas sales:
         Gas                          103,641         14,293           -       3,681             -      121,615
         Oil, condensate and
              natural gas liquids      27,610         14,276           -       7,239             -       49,125
                                     --------       --------    --------    --------      --------     --------

     Total oil and gas sales          131,251         28,569           -      10,920             -      170,740
                                     --------       --------    --------    --------      --------     --------
         Total revenue                131,685         42,838     136,083      11,213             -      321,819

Expenses:

     Marketing and processing               -         13,070     131,688           -             -      144,758
     Oil and gas production            29,891          8,113           -       3,979             -       41,983
     General and administrative        10,936          3,122       2,819       2,972             -       19,849
     Depreciation and depletion        75,108         17,541       2,011       5,445             -      100,105
     Impairment of oil and gas
         properties                   139,500         30,800           -      29,200             -      199,500
                                     --------       --------    --------    --------      --------     --------
         Total operating expenses     255,435         72,646     136,518      41,596             -      506,195
                                     --------       --------    --------    --------      --------     --------

Loss from operations                 (123,750)       (29,808)       (435)    (30,383)            -     (184,376)

Other income and expense:

     Other income, net                 (1,405)       (11,529)     (5,373)       (517)       10,746       (8,078)
     Interest expense                  24,430         17,933       5,817       1,552       (10,746)      38,986
     Translation loss on subordinated
         debt                               -          8,320           -           -             -        8,320
                                     --------       --------    --------    --------      --------     --------

         Total other income and
              expense                  23,025         14,724         444       1,035             -       39,228
                                     --------       --------    --------    --------      --------     --------

Loss before income taxes and
     extraordinary item              (146,775)       (44,532)       (879)    (31,418)            -     (223,604)

Income tax expense (benefit):
     Current                                -            656         493         123             -        1,272
     Deferred                               -        (13,455)       (520)    (13,115)            -      (27,090)
                                     --------       --------    --------    --------      --------     --------
                                            -        (12,799)        (27)    (12,992)            -      (25,818)
                                     --------       --------    --------    --------      --------     --------

Loss before extraordinary item       (146,775)       (31,733)       (852)    (18,426)            -     (197,786)

Extraordinary item - gain on
     extinguishment of debt             6,196              -           -           -             -        6,196
                                     --------       --------    --------    --------      --------     --------

Net loss                            $(140,579)       (31,733)       (852)    (18,426)            -     (191,590)
                                     ========       ========    ========    ========      ========     ========

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 (15)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED):
--------------------------------------------------------------------------------

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998

                                                               Canadian   Producers      Saxon      Consolidated
                                                 Forest Oil   Forest Oil  Marketing    Petroleum,     Forest Oil
                                                Corporation      Ltd.        Ltd.          Inc.     Corporation
                                                -----------   ----------  ---------    ----------   -------------
                                                                           (In Thousands)
Cash flow from operating activities:
Net loss before extraordinary item              $ (146,775)     (31,733)      (852)      (18,426)     (197,786)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and depletion                     75,108       17,541      2,011         5,445       100,105
     Impairment of oil and gas properties          139,500       30,800          -        29,200       199,500
     Amortization of deferred debt costs               513          389          -             -           902
     Translation loss on subordinated notes              -        8,320          -             -         8,320
     Deferred income tax benefit                         -      (13,455)      (520)      (13,115)      (27,090)
     Other, net                                        167            2         (2)         (865)         (698)
     (Increase) decrease in accounts receivable      9,604        3,553     (5,958)        1,340         8,539
     (Increase) decrease in other current assets       418         (199)     1,525           (81)        1,663
     Increase (decrease) in accounts payable        (9,296)      (4,268)     2,421        (2,666)      (13,809)
     Increase in accrued interest and
       other current liabilities                     4,848        4,359        591             -         9,798
                                                  --------     --------   --------      --------      --------
         Net cash provided by operating
           activities                               74,087       15,309       (784)          832        89,444

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                  (432,767)     (35,131)         4        (3,860)     (471,754)
     Less stock issued for acquisition              97,376            -          -             -        97,376
                                                  --------     --------   --------      --------      --------

                                                  (335,391)     (35,131)         4        (3,860)     (374,378)

     Proceeds from sale of assets                    6,218        4,084          -             -        10,302
     (Increase) decrease in other assets, net       31,671      (32,794)         -           (95)       (1,218)
                                                  --------     --------   --------      --------      --------
         Net cash used by investing activities    (297,502)     (63,841)         4        (3,955)     (365,294)

Cash flows from financing activities:
     Proceeds from bank borrowings                 428,899       33,216          -         1,973       464,088
     Repayments of bank borrowings                (253,049)     (22,322)         -        (1,097)     (276,468)
     Repayments of production payment
       obligation                                      (58)           -          -             -           (58)
     Issuance of 8 3/4% senior subordinated
       notes, net of issuance costs                      -       74,589          -             -        74,589
     Decrease in other liabilities, net             (1,169)         (28)         -             -        (1,197)
                                                  --------     --------   --------      --------      --------
         Net cash provided by financing activities 174,623       85,455          -           876       260,954

Intercompany  advances, net                         46,669      (48,916)         -         2,247             -

Effect of exchange rate changes on cash                175          (36)       (19)            -           120
                                                  --------     --------   --------      --------      --------

Net decrease in cash and cash equivalents           (1,948)     (12,029)      (799)            -       (14,776)

Cash and cash equivalents at beginning of year       5,661       11,996        534             -        18,191
                                                  --------     --------   --------      --------      --------

Cash and cash equivalents at end of year        $    3,713          (33)      (265)            -         3,415
                                                  ========     ========   ========      ========      ========

                                    PART III

For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held in May 2000 which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning
Item 10 Executive Officers of Registrant, see Part I - Item 4A.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

         (a)      (1)      Financial Statements

                           1.       Independent Auditors' Report
                           2. Consolidated Balance Sheets - December 31, 1999 and 1998
                           3. Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997
                           4. Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997
                           5. Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997
                           6. Notes to Consolidated Financial Statements - Years ended December 31, 1999, 1998 and 1997

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

Exhibit 4.6 Fourth Amended and Restated Credit Agreement dated as of March 4, 1999 between Forest Oil Corporation and Subsidiary Guarantors and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit
4.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1998 (File No. 1-13515).

Exhibit 4.7 Amendment No. 1 dated as of June 24, 1999 to the Fourth Amended and Restated Credit Agreement dated as of March 4, 1999 between Forest Oil Corporation and Subsidiary Guarantors and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1999 (File No. 1-13515).

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

Exhibit 4.13               Amendment No. 5 dated as of February 3, 1998 to
Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons and Fixture Filing dated as of December 1, 1993 between Forest Oil Corporation and The Chase Manhattan Bank, as agent), incorporated herein by reference to Exhibit 4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1997 (File No. 1-13515).

Exhibit 4.14 Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank (National Association), as agent, incorporated herein by reference to Exhibit 4.9 of Form 10-K for Forest Oil Corporation for the year ended December 31, 1994 (File No. 0-4597).

Exhibit 4.15 Amendment No. 1 dated as of August 31, 1995 to Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property Including Hydrocarbons), and Fixture Filing dated June 3, 1994, incorporated herein by reference to Exhibit 4.16 on Form 10-K for Forest Oil Corporation for the year ended December 31, 1995 (File No. 0-4597).

Exhibit 4.16 Amendment No. 2 dated as of January 31, 1997 to the Deed of Trust, Mortgage, Security Agreement, Assignment of Production, Financing Statement (Personal Property including Hydrocarbons) and Fixture Filing dated as of June 3, 1994 between Forest Oil Corporation and The Chase Manhattan Bank, as agent, incorporated herein by reference to Exhibit 4.8 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1996 (File No. 0-4597).

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

*Exhibit 21                List of Subsidiaries of the Registrant.

*Exhibit 23                Consent of KPMG LLP

*Exhibit 24                Powers of Attorney of the following Officers and
Directors: Philip F. Anschutz, William L. Britton, Cortlandt S. Dietler, Cannon
Y. Harvey, James H. Lee, J. J. Simmons, III, Craig D. Slater, Michael B. Yanney.

*Exhibit 27                Financial Data Schedule

--------------------------------------------------------------------------------

*        filed herewith.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed by Forest during the fourth quarter of 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOREST OIL CORPORATION
                                               (Registrant)

Date:  March 24, 2000                   By:    /s/ Joan C. Sonnen
                                           ------------------------------------
                                               Joan C. Sonnen
                                               Vice President - Controller and
                                               Corporate Secretary

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

    Signatures                                     Title                                   Date
    ----------                                     -----                                   ----
/s/ Robert S. Boswell                   Chairman and Chief Executive Officer           March 24, 2000
-------------------------                  (Principal Executive Officer)
(Robert  S. Boswell)

/s/ David H. Keyte                      Executive Vice President and                   March 24, 2000
-------------------------                  Chief Financial Officer
(David H. Keyte)                           (Principal Financial Officer)


/s/ Joan C. Sonnen                      Vice President - Controller and                March 24, 2000
-------------------------                  Corporate Secretary
(Joan C. Sonnen)                           (Principal Accounting Officer)


Philip F. Anschutz*                     Directors of the Registrant                    March 24, 2000
(Philip F. Anschutz)


/s/ Robert S. Boswell
-------------------------
(Robert S. Boswell)

William L. Britton*
(William L. Britton)

Cortlandt S. Dietler*
(Cortlandt S. Dietler)

Cannon Y. Harvey*
(Cannon Y. Harvey)

James H. Lee*
(James H. Lee)

J. J. Simmons, III*
(J. J. Simmons, III)

Craig D. Slater*
(Craig D. Slater)

Michael B. Yanney*
(Michael B. Yanney)

*By      /s/ Joan C. Sonnen                                                            March 24, 2000
       ------------------------------
       Joan C. Sonnen
       (as attorney-in-fact for
       each of the persons indicated)