Form 10-Q
period 2000-03-31
FOREST OIL CORP
filed 2000-05-15
CIK 38079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         Yes __X__           No _____

                                                               Number of Shares
                                                                 Outstanding
Title of Class of Common Stock                                  April 30, 2000
------------------------------                                 ----------------
Common Stock, Par Value $.10 Per Share                            53,544,028


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                       March 31,     December 31,
                                                                                         2000            1999
                                                                                       ---------     ----------
                                                                                            (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                                         $      96          3,155
     Accounts receivable                                                                  70,580         64,719
     Other current assets                                                                  3,702          3,484
                                                                                      ----------     ----------

           Total current assets                                                           74,378         71,358

Net property and equipment, at cost                                                      703,947        697,616

Goodwill and other intangible assets, net                                                 21,527         22,092

Other assets                                                                               8,641          8,986
                                                                                      ----------     ----------
                                                                                      $  808,493        800,052
                                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   61,378         72,589
     Accrued interest                                                                      3,057         10,105
     Other current liabilities                                                             2,114          3,481
                                                                                      ----------     ----------

           Total current liabilities                                                      66,549         86,175

Long-term debt                                                                           391,802        371,680
Other liabilities                                                                         14,065         14,262
Deferred income taxes                                                                      9,221          8,951

Shareholders' equity:
     Common stock                                                                          5,388          5,381
     Capital surplus                                                                     722,386        721,832
     Accumulated deficit                                                                (386,118)      (396,007)
     Accumulated other comprehensive loss                                                (11,534)       (11,774)
     Treasury stock, at cost                                                              (3,266)          (448)
                                                                                      ----------     ----------
           Total shareholders' equity                                                    326,856        318,984
                                                                                      ----------     ----------
                                                                                      $  808,493        800,052
                                                                                      ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           2000            1999
                                                                                       ----------     -------------
                                                                                     (In Thousands Except Production
                                                                                          and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                                                    13,896         16,994
                                                                                       ==========     =============
    Oil, condensate and natural gas liquids (thousands of barrels)                         1,026          1,056
                                                                                       ==========     =============
STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                                                         $  44,002         40,332
      Oil and gas sales:
        Gas                                                                               35,158         32,962
        Oil, condensate and natural gas liquids                                           19,351          9,884
                                                                                       ----------     -------------
             Total oil and gas sales                                                      54,509         42,846
                                                                                       ----------     -------------
                Total revenue                                                             98,511         83,178

    Operating expenses:
      Marketing and processing                                                            43,048         39,471
      Oil and gas production                                                               9,671         11,265
      General and administrative                                                           3,633          4,098
      Depreciation and depletion                                                          22,111         22,599
                                                                                       ----------     -------------
                Total operating expenses                                                  78,463         77,433
                                                                                       ----------     -------------
    Earnings from operations                                                              20,048          5,745

    Other income and expense:
      Other income, net                                                                      (96)        (3,238)
      Interest expense                                                                     9,076         10,657
      Translation loss (gain) on subordinated debt                                           713         (2,216)
                                                                                       ----------     -------------
                Total other income and expense                                             9,693          5,203
                                                                                       ----------     -------------
    Earnings before income taxes                                                          10,355            542

    Income tax expense (benefit):
      Current                                                                                165           (159)
      Deferred                                                                               301            251
                                                                                       ----------     -------------
                                                                                             466             92
                                                                                       ----------     -------------
    Net earnings                                                                       $   9,889            450
                                                                                       ----------     -------------
    Weighted average number of common shares outstanding                                  53,697         44,648
                                                                                       ==========     =============
    Basic and diluted earnings per common share                                        $     .18             .01
                                                                                       ==========     =============


          See accompanying notes to condensed consolidated statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                          2000          1999
                                                                                       ----------    ----------
                                                                                               (In Thousands)
Cash flows from operating activities:
    Net earnings                                                                       $    9,889           450
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and depletion                                                        22,111        22,599
         Amortization of deferred debt costs                                                  370           280
         Translation loss (gain) on subordinated debt                                         713        (2,216)
         Deferred income tax expense                                                          301           251
         Other, net                                                                           660        (2,964)
         Decrease (increase) in accounts receivable                                        (6,426)        5,372
         Decrease (increase) in other current assets                                          179        (2,350)
         Decrease in accounts payable                                                     (10,791)       (1,066)
         Decrease in accrued interest and other current liabilities                        (8,694)       (8,946)
                                                                                       ----------    ----------
                 Net cash provided by operating activities                                  8,312        11,410

Cash flows from investing activities:
    Capital expenditures for property and equipment                                       (29,501)      (19,962)
    Proceeds from sales of assets                                                           1,405        12,296
    Increase in other assets, net                                                            (495)         (715)
                                                                                       ----------    ----------
                 Net cash used by investing activities                                    (28,591)       (8,381)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                          38,206        43,112
    Repayments of bank borrowings                                                         (18,000)     (145,943)
    Issuance of 10 1/2% senior subordinated notes, net of issuance costs                        -        98,561
    Redemption of 11 1/4% senior subordinated notes                                             -           (45)
    Proceeds from the exercise of options                                                      36             -
    Purchase of treasury stock                                                             (2,818)            -
    Increase (decrease) in other liabilities, net                                            (196)           86
                                                                                       ----------    ----------
                 Net cash provided (used) by financing activities                          17,228        (4,229)

Effect of exchange rate changes on cash                                                        (8)          (33)
                                                                                       ----------    ----------

Net decrease in cash and cash equivalents                                                  (3,059)       (1,233)

Cash and cash equivalents at beginning of period                                            3,155         3,415
                                                                                       ----------    ----------

Cash and cash equivalents at end of period                                             $       96         2,182
                                                                                       ==========    ==========


Cash paid (refunded) during the period for:
    Interest                                                                           $   15,712         9,398
    Income taxes                                                                       $   (1,099)          218


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

     The components of total comprehensive earnings for the periods consist of net earnings, foreign currency translation and changes in the unfunded pension liability and are as follows:


                                                                           Three Months Ended
                                                                       --------------------------
                                                                       March 31,        March 31,
                                                                         2000             1999
                                                                       ---------        ---------
                                                                             (In Thousands)
                  Net earnings                                         $   9,889              450
                  Other comprehensive net earnings (loss)                    240             (381)
                                                                       ---------        ---------
                  Total comprehensive net earnings                     $  10,129               69
                                                                       =========        =========


(2)  NET PROPERTY AND EQUIPMENT

     Components of net property and equipment are as follows:

                                                                       March 31,       December 31,
                                                                         2000              1999
                                                                       ---------        ---------
                                                                             (In Thousands)
                  Oil and gas properties                             $ 2,178,891        2,154,514
                  Buildings, transportation and
                    other equipment                                       17,637           14,593
                                                                     -----------      -----------
                                                                       2,196,528        2,169,107
                  Less accumulated depreciation,
                    depletion and valuation allowance                 (1,492,581)      (1,471,491)
                                                                     -----------      -----------
                                                                     $   703,947          697,616
                                                                     ===========      ===========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

                                                                      March 31,      December 31,
                                                                         2000              1999
                                                                     -----------      -----------
                                                                           (In Thousands)
                  Goodwill                                            $   15,815           15,873
                  Gas marketing contracts                                 13,798           13,848
                                                                     -----------      -----------
                                                                          29,613           29,721
                  Less accumulated amortization                           (8,086)          (7,629)
                                                                     -----------      -----------
                                                                      $   21,527           22,092
                                                                     ===========      ===========

     Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of twelve years.

(4)  LONG-TERM DEBT

     Components of long-term debt are as follows:

                                                                       March 31,      December 31,
                                                                          2000             1999
                                                                     -----------      -----------
                                                                            (In Thousands)
                  Global Credit Facility:
                      U.S. borrowings                                 $   52,800           39,500
                      Canadian borrowings                                 40,014           33,235
                  8 3/4% Senior Subordinated Notes                       199,979          199,978
                  10 1/2% Senior Subordinated Notes                       99,009           98,967
                                                                     -----------      -----------
                                                                      $  391,802          371,680
                                                                     ===========      ===========

     The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 2000, Forest reported a noncash translation loss of approximately $713,000, compared to a gain of $2,216,000 in the first quarter of 1999.

(5)  EARNINGS PER SHARE

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

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

(5)  EARNINGS PER SHARE, CONTINUED

     The following sets forth the calculation of basic and diluted earnings per share:

                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                    2000 (1)        1999 (2)
                                                                                   ----------      ---------
                                                                                      (In Thousands Except
                                                                                       Per Share Amounts)
         Net earnings available to common shareholders                             $    9,889            450

         Weighted average common shares outstanding
              during the period                                                        53,697         44,648

                Add dilutive effects of employee stock options                            265              -
                                                                                   ----------      ---------

         Weighted average common shares outstanding
              including the effects of dilutive securities                             53,962         44,648
                                                                                   ==========      =========

         Basic earnings per share                                                   $    .18          .01
                                                                                   ==========      =========

         Diluted earnings per share                                                 $    .18          .01
                                                                                   ==========      =========


(1) At March 31, 2000, options to purchase 2,505,000 shares of common stock at prices ranging from $9.31 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2000 through 2010.

(2) At March 31, 1999, options to purchase 3,057,000 shares of common stock at prices ranging from $7.44 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2000 through 2009.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS

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

THREE MONTHS ENDED MARCH 31, 2000
                                                    Oil and Gas Operations
                                    --------------------------------------------------------  Marketing
                                    Offshore  Onshore  Western    Total                          and
                                     Gulf of   Gulf     United    United                      Processing  Total
                                     Mexico    Coast    States    States    Canada    Total     Canada   Company
                                    --------  -------  --------  --------  --------  --------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 20,971   12,031     8,109    41,111    13,606    54,717    43,794   98,511

Marketing and processing expense           -        -         -         -         -         -    43,048   43,048
Oil and gas production expense         2,453    3,256     1,297     7,006     2,665     9,671         -    9,671
General and administrative expense       719      913       582     2,214     1,039     3,253       380    3,633
Depreciation and depletion expense     9,430    5,339     2,281    17,050     4,215    21,265       500   21,765
                                    --------  -------  --------  --------  --------  --------  --------  -------
Earnings (loss) from operations     $  8,369    2,523     3,949    14,841     5,687    20,528      (134)  20,394
                                    ========  =======  ========  ========  ========  ========  ========  =======

Capital expenditures                $  6,443    2,214     3,130    11,787    15,808    27,595         -   27,595
                                    ========  =======  ========  ========  ========  ========  ========  =======

Property and equipment, net         $111,842  273,831   101,010   486,683   188,268   674,951         -  674,951
                                    ========  =======  ========  ========  ========  ========  ========  =======

Information for Forest's reportable segments relates to the Company's March 31, 2000 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   20,394
                      Administrative asset depreciation                             (346)
                      Other income, net                                               96
                      Interest expense                                            (9,076)
                      Translation loss on subordinated debt                         (713)
                                                                              ----------
                      Earnings before income taxes                            $   10,355
                                                                              ==========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   27,595
                      International interests                                      1,619
                      Administrative assets and other                                287
                                                                              ----------
                      Total capital expenditures                              $   29,501
                                                                              ==========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  674,951
                      International interests                                     23,634
                      Administrative assets, net and other                         5,362
                                                                              ----------
                      Total property and equipment, net                       $  703,947
                                                                              ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)      BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

THREE MONTHS ENDED MARCH 31, 1999
                                                    Oil and Gas Operations
                                    --------------------------------------------------------  Marketing
                                    Offshore  Onshore  Western    Total                          and
                                     Gulf of   Gulf     United    United                      Processing  Total
                                     Mexico    Coast    States    States    Canada    Total     Canada   Company
                                    --------  -------  --------  --------  --------  --------  --------  -------
                                                                     (In Thousands)
Revenue                             $ 20,262    7,435     6,927    34,624     8,331    42,955    40,223   83,178

Marketing and processing expense           -        -         -         -         -         -    39,471   39,471
Oil and gas production expense         3,084    4,368     1,421     8,873     2,392    11,265         -   11,265
General and administrative expense     1,271      875       571     2,717       729     3,446       652    4,098
Depreciation and depletion expense    12,140    3,728     2,099    17,967     3,897    21,864       465   22,329
                                    --------  -------  --------  --------  --------  --------  --------  -------
Earnings (loss) from operations     $  3,767   (1,536)    2,836     5,067     1,313     6,380      (365)   6,015
                                    ========  =======  ========  ========  ========  ========  ========  =======
Capital expenditures                $  2,367    5,951     1,164     9,482     9,793    19,275         -   19,275
                                    ========  =======  ========  ========  ========  ========  ========  =======
Property and equipment, net         $117,809  263,147   102,235   483,191   154,103   637,294         -  637,294
                                    ========  =======  ========  ========  ========  ========  ========  =======

Information for Forest's reportable segments relates to the Company's March 31, 1999 consolidated totals as follows:

                                                                             (In Thousands)
                      LOSS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $    6,015
                      Administrative asset depreciation                             (270)
                      Other income, net                                            3,238
                      Interest expense                                           (10,657)
                      Translation gain on subordinated debt                        2,216
                                                                              ----------
                      Loss before income taxes                                $      542
                                                                              ==========

                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   19,275
                      International interests                                        208
                      Administrative assets and other                                479
                                                                              ----------
                      Total capital expenditures                              $   19,962
                                                                              ==========

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  637,294
                      International interests                                     14,643
                      Administrative assets, net and other                         5,995
                                                                              ----------
                      Total property and equipment, net                       $  657,932
                                                                              ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)  SUPPLEMENTAL GUARANTOR INFORMATION

     Canadian Forest is the issuer of the 8 3/4% Notes (see Note 6). ProMark, which is a wholly owned subsidiary of Canadian Forest, is a subsidiary guarantor of the 8 3/4% Notes. The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

     The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and March 31, 1999. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2000

                                                        Canadian       Producers                     Consolidated
                                         Forest Oil     Forest Oil     Marketing     Eliminating      Forest Oil
                                        Corporation         Ltd.          Ltd.         Entries       Corporation
                                        -----------     ----------     ---------     -----------     ------------
                                                                       (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents           $      637          (593)            52              -              96
     Accounts receivable                     38,488        12,301         19,791              -          70,580
     Other current assets                     2,321        (1,225)         2,606              -           3,702
                                        -----------     ----------     ---------     -----------     ------------
         Total current assets                41,446        10,483         22,449              -          74,378

Intercompany receivables                          -        15,170              -        (15,170)              -

Net property and equipment,
   at cost, full cost method                520,362       183,482            103              -         703,947

Goodwill and other intangible
   assets, net                                    -             -         21,527              -          21,527

Intercompany investments                     34,315        25,713              -        (60,028)              -

Other assets                                  5,579         3,062              -              -           8,641
                                        -----------     ----------     ---------     -----------     ------------
                                         $  601,702       237,910         44,079        (75,198)        808,493
                                        ===========     ==========     =========     ===========     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                    $   29,689        13,379         18,310              -          61,378
     Accrued interest                         2,273           784              -              -           3,057
     Other current liabilities                1,923           191              -              -           2,114
                                        -----------     ----------     ---------     -----------     ------------
         Total current liabilities           33,885        14,354         18,310              -          66,549

Intercompany payables                        12,723             -          2,447        (15,170)              -

Long-term debt                              151,809       239,993              -              -         391,802
Other liabilities                            13,819           246              -              -          14,065
Deferred income taxes                             -        21,243        (12,022)             -           9,221

Shareholders' equity:
     Common stock                             5,388        34,315         25,265        (59,580)          5,388
     Capital surplus                        722,386             -              -              -         722,386
     Accumulated deficit                   (331,957)      (65,691)        11,530              -        (386,118)
     Accumulated other
       comprehensive loss                    (3,533)       (6,550)        (1,451)             -         (11,534)
     Treasury stock, at cost                 (2,818)            -              -           (448)         (3,266)
                                        -----------     ----------     ---------     -----------     ------------
         Total shareholders' equity         389,466       (37,926)        35,344        (60,028)        326,856
                                        -----------     ----------     ---------     -----------     ------------
                                         $  601,702       237,910         44,079        (75,198)        808,493
                                        ===========     ==========     =========     ===========     ============

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000

                                                        Canadian       Producers                     Consolidated
                                         Forest Oil     Forest Oil     Marketing     Eliminating       Forest Oil
                                        Corporation         Ltd.          Ltd.         Entries       Corporation
                                        -----------     ----------     ---------     -----------     ------------
                                                                             (In Thousands)
Revenue:
     Marketing and processing            $      208             -         43,794              -          44,002
     Oil and gas sales:
         Gas                                 29,336         4,828            994              -          35,158
         Oil, condensate and
           natural gas liquids               10,901         8,450              -              -          19,351
                                        -----------     ----------     ---------     -----------     ------------

     Total oil and gas sales                 40,237        13,278            994              -          54,509
                                        -----------     ----------     ---------     -----------     ------------

         Total revenue                       40,445        13,278         44,788              -          98,511

Expenses:
     Marketing and processing                     -             -         43,048              -          43,048
     Oil and gas production                   7,006         2,589             76              -           9,671
     General and administrative               2,214         1,039            380              -           3,633
     Depreciation and depletion              17,335         3,948            828              -          22,111
                                        -----------     ----------     ---------     -----------     ------------

         Total operating expenses            26,555         7,576         44,332              -          78,463
                                        -----------     ----------     ---------     -----------     ------------

Earnings from operations                     13,890         5,702            456              -          20,048

Other income and expense:
     Other (income) expense, net                (76)       (5,591)         5,230            341             (96)
     Interest expense                         3,930         5,146            341           (341)          9,076
     Translation loss on
       subordinated debt                          -           713              -              -             713
                                        -----------     ----------     ---------     -----------     ------------

         Total other income and
           expense                            3,854           268          5,571              -           9,693
                                        -----------     ----------     ---------     -----------     ------------

Earnings (loss) before income taxes
   and extraordinary item                    10,036         5,434         (5,115)             -          10,355

Income tax expense (benefit):
     Current                                      -           137             28              -             165
     Deferred                                     -        19,584        (19,283)             -             301
                                        -----------     ----------     ---------     -----------     ------------

                                                  -        19,721        (19,255)             -             466
                                        -----------     ----------     ---------     -----------     ------------

Net earnings (loss)                      $   10,036       (14,287)        14,140              -           9,889
                                        ===========     ==========     =========     ===========    =============

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000

                                                                    Canadian     Producers     Consolidated
                                                   Forest Oil      Forest Oil    Marketing      Forest Oil
                                                  Corporation         Ltd.          Ltd.       Corporation
                                                  -----------     ----------     ---------     -----------
                                                                       (In Thousands)
Cash flow from operating activities:
Net loss before extraordinary item                 $   10,036        (14,287)         14,140          9,889
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and depletion                        17,335          3,948             828         22,111
     Amortization of deferred debt costs                  268            102               -            370
     Translation loss on subordinated notes                 -            713               -            713
     Deferred income tax expense (benefit)                  -         19,584         (19,283)           301
     Other, net                                           532            130              (2)           660
     Decrease (increase) in accounts receivable        (1,516)        (5,352)            442         (6,426)
     Decrease (increase) in other current assets          (93)           287             (15)           179
     Increase (decrease) in accounts payable          (12,103)          (990)          2,302        (10,791)
     Increase in accrued interest and other
       current liabilities                             (3,908)        (4,786)              -         (8,694)
                                                  -----------     ----------       ---------     ----------

         Net cash provided (used) by operating
           activities                                  10,551           (651)         (1,588)         8,312

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                      (13,642)       (15,859)              -        (29,501)
     Proceeds from sale of assets                         (16)         1,421               -          1,405
     Increase in other assets, net                       (495)             -               -           (495)
                                                  -----------     ----------       ---------     ----------
         Net cash used by investing activities        (14,153)       (14,438)              -        (28,591)

Cash flows from financing activities:
     Proceeds from bank borrowings                     31,300          6,906               -         38,206
     Repayments of bank borrowings                    (18,000)             -               -        (18,000)
     Proceeds from the exercise of options and
       stock issued for compensation                       36              -               -             36
     Purchase of treasury stock                        (2,818)             -               -         (2,818)

     Decrease in other liabilities, net                  (105)           (91)              -           (196)
                                                  -----------     ----------       ---------     ----------

         Net cash provided by financing activities     10,413          6,815               -         17,228

Intercompany advances, net                             (9,797)         8,025           1,772              -

Effect of exchange rate changes on cash                    (7)            (1)              -             (8)
                                                  -----------     ----------       ---------     ----------

Net increase (decrease) in cash and cash equivalents   (2,993)          (250)            184         (3,059)

Cash and cash equivalents at beginning of year          3,630           (343)           (132)         3,155
                                                  -----------     ----------       ---------     ----------

Cash and cash equivalents at end of year           $      637           (593)             52             96
                                                  ===========     ==========       =========     ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 1999

                                                        Canadian       Producers                     Consolidated
                                         Forest Oil     Forest Oil     Marketing     Eliminating       Forest Oil
                                        Corporation         Ltd.          Ltd.         Entries       Corporation
                                        -----------     ----------     ---------     -----------     ------------
                                                                     (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents           $    3,630          (343)          (132)             -           3,155
     Accounts receivable                     36,972         4,921         22,826              -          64,719
     Other current assets                     2,228         1,176             80              -           3,484
                                        -----------     ----------     ---------     -----------     ------------
         Total current assets                42,830         5,754         22,774              -          71,358

Intercompany receivables                        226        65,646              -        (65,872)              -

Net property and equipment,
   at cost, full cost method                523,540       121,196         52,880              -         697,616

Goodwill and other intangible
   assets, net                                    -             -         22,092              -          22,092

Intercompany investments                     24,315        25,713              -        (50,028)              -

Other assets                                  5,810         3,176              -              -           8,986
                                        -----------     ----------     ---------     -----------     ------------

                                         $  596,721       221,485         97,746       (115,900)        800,052
                                        ===========     ==========     =========     ===========     ============



LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                    $   41,792        14,733         16,064              -          72,589
     Accrued interest                         4,844         5,261              -              -          10,105
     Other current liabilities                3,260           221              -              -           3,481
                                        -----------     ----------     ---------     -----------     ------------
         Total current liabilities           49,896        20,215         16,064              -          86,175

Intercompany payables                        12,746             -         53,126        (65,872)              -

Long-term debt                              138,467       233,213              -              -         371,680
Other liabilities                            13,924           338              -              -          14,262
Deferred income taxes                             -         1,714          7,237              -           8,951

Shareholders' equity
     Common stock                             5,381        24,315         25,265        (49,580)          5,381
     Capital surplus                        721,832             -              -              -         721,832
     Accumulated deficit                   (341,993)      (51,404)        (2,610)             -        (396,007)
     Accumulated other
       comprehensive loss                    (3,532)       (6,906)        (1,336)             -         (11,774)
     Treasury stock, at cost                      -             -              -           (448)           (448)
                                        -----------     ----------     ---------     -----------     ------------

         Total shareholders' equity         381,688       (33,995)        21,319        (50,028)        318,984
                                        -----------     ----------     ---------     -----------     ------------

                                         $  596,721       221,485         97,746       (115,900)        800,052
                                        ===========     ==========     =========     ===========     ============

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999

                                                        Canadian       Producers                     Consolidated
                                         Forest Oil     Forest Oil     Marketing     Eliminating       Forest Oil
                                        Corporation         Ltd.          Ltd.         Entries       Corporation
                                        -----------     ----------     ---------     -----------     ------------
                                                                             (In Thousands)
Revenue:
     Marketing and processing            $      109             -         40,223              -          40,332
     Oil and gas sales:
         Gas                                 28,693         4,269              -              -          32,962
         Oil, condensate and
           natural gas liquids                5,822         4,062              -              -           9,884
                                        -----------     ----------     ---------     -----------     ------------
     Total oil and gas sales                 34,515         8,331              -              -          42,846
                                        -----------     ----------     ---------     -----------     ------------
         Total revenue                       34,624         8,331         40,223              -          83,178

Expenses:
     Marketing and processing                     -             -         39,471              -          39,471
     Oil and gas production                   8,873         2,392              -              -          11,265
     General and administrative               2,717           729            652              -           4,098
     Depreciation and depletion              18,123         3,991            485              -          22,599
                                        -----------     ----------     ---------     -----------     ------------
         Total operating expenses            29,713         7,112         40,608              -          77,433
                                        -----------     ----------     ---------     -----------     ------------

Earnings (loss) from operations               4,911         1,219           (385)             -           5,745

Other income and expense:
     Other income, net                         (821)       (3,318)          (901)         1,802          (3,238)
     Interest expense                         6,504         4,968            987         (1,802)         10,657
     Translation gain on
       subordinated debt                          -        (2,216)             -              -          (2,216)
                                        -----------     ----------     ---------     -----------     ------------

         Total other income and
           expense                            5,683          (566)            86              -           5,203
                                        -----------     ----------     ---------     -----------     ------------

Earnings (loss) before income taxes            (772)        1,785           (471)             -             542

Income tax expense (benefit):
     Current                                      -          (219)            60              -            (159)
     Deferred                                     -           396           (145)             -             251
                                        -----------     ----------     ---------     -----------     ------------
                                                  -           177            (85)             -              92
                                        -----------     ----------     ---------     -----------     ------------

Net earnings (loss)                      $     (772)        1,608           (386)             -             450
                                        ===========     ==========     =========     ===========     ============

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


(6)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999

                                                                   Canadian        Producers     Consolidated
                                                   Forest Oil     Forest Oil       Marketing      Forest Oil
                                                  Corporation        Ltd.            Ltd.        Corporation
                                                  -----------     ----------       ---------     -----------
                                                                        (In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item      $     (772)         1,608            (386)           450
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                        18,123          3,991             485         22,599
     Amortization of deferred debt costs                  182             98               -            280
     Translation gain on subordinated notes                 -         (2,216)              -         (2,216)
     Deferred income tax expense (benefit)                  -            396            (145)           251
     Other, net                                          (506)        (2,457)             (1)        (2,964)
     Decrease (increase) in accounts receivable         5,124         (1,885)          2,133          5,372
     Decrease (increase) in other current assets       (1,934)           647          (1,063)        (2,350)
     Increase (decrease) in accounts payable           (6,222)         6,592          (1,436)        (1,066)
     Increase (decrease) in accrued interest and
       other current liabilities                         (992)        (8,792)            838         (8,946)
                                                  -----------     ----------       ---------     -----------
         Net cash provided (used) by operating
           activities                                  13,003         (2,018)            425         11,410

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                      (10,164)        (9,798)              -        (19,962)
     Proceeds from sale of assets                       5,122          7,174               -         12,296
     Increase in other assets, net                       (715)             -               -           (715)
                                                  -----------     ----------       ---------     -----------
         Net cash used by investing activities         (5,757)        (2,624)              -         (8,381)

Cash flows from financing activities:
     Proceeds from bank borrowings                     28,200         14,912               -         43,112
     Repayments of bank borrowings                   (119,300)       (26,643)              -       (145,943)
     Issuance of 10 1/2% senior subordinated
       notes, net of issuance costs                    98,561              -               -         98,561
     Redemption of 11 1/4% senior
       subordinated notes                                 (45)             -               -            (45)
     Increase (decrease) in other liabilities, net        147            (61)              -             86
                                                  -----------     ----------       ---------     -----------

         Net cash provided (used) by financing
           activities                                   7,563        (11,792)              -         (4,229)

Intercompany advances, net                            (15,489)        15,489               -              -

Effect of exchange rate changes on cash                    (3)           (30)              -            (33)
                                                  -----------     ----------       ---------     -----------
Net increase (decrease) in cash and cash equivalents     (683)          (975)            425         (1,233)

Cash and cash equivalents at beginning of year          3,713            (33)           (265)         3,415
                                                  -----------     ----------       ---------     -----------
Cash and cash equivalents at end of year           $    3,030         (1,008)            160          2,182
                                                  ===========     ==========       =========     ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

     Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 2000 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business - Forward-Looking Statements and Risk Factors" in our 1999 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 2000

     Net earnings for the first quarter of 2000 were $9,889,000 or $.18 per basic and diluted common share compared to $450,000 or $.01 per basic and diluted common share in the corresponding period of 1999. The current period included a noncash loss on currency translation of $713,000 related to subordinated debt issued by a Canadian subsidiary. The 1999 period included a noncash gain on currency translation of $2,216,000. Exclusive of currency translation, net earnings for the first quarter of 2000 amounted to $10,602,000 compared to a net loss of $1,766,000 in the corresponding 1999 period.

     Marketing and processing revenue increased 9% to $44,002,000 in the first quarter of 2000 from $40,332,000 in the first quarter of 1999, while related marketing and processing expense increased 9% to $43,048,000 compared to $39,471,000 in the same period of the previous year. The gross margin reported for marketing and processing activities increased to $954,000 in the first quarter of 2000 from $861,000 in the corresponding 1999 period. The increase resulted from higher gas plant revenues.

     Oil and gas sales revenue increased by 27% to $54,509,000 in the first quarter of 2000 from $42,846,000 in the first quarter of 1999 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the first quarter of 2000 decreased 14% from the comparable 1999 period, due primarily to significantly higher production from Eugene Island Block 53 in the 1999 period. The average sales prices received for natural gas and liquids in the first quarter of 2000 increased 30% and 101%, respectively, compared to the average sales price received in the corresponding 1999 period.

     Oil and gas production expense of $9,671,000 in the first quarter of 2000 decreased 14% from $11,265,000 in the comparable period of 1999 primarily as a result of fewer workovers and lower direct operating expense in the 2000 period. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of oil to six MCF of natural gas), production expense was $.48 per MCFE in the first quarter of 2000 and 1999.

     The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:


                                                               Three Months Ended March 31, 2000
                                               --------------------------------------------------------------------
                                               Offshore    Onshore    Western     Total
                                                Gulf of     Gulf       United     United                    Total
                                                Mexico      Coast      States     States      Canada       Company
                                               --------   ---------   --------   ---------   --------     ----------
      NATURAL GAS

        Production (MMCF)                        6,275       2,425       2,225      10,925      2,971        13,896
        Sales price received (per MCF)         $  2.58        2.61        2.25        2.51       2.18          2.44
        Effects of energy swaps (per MCF)(1)       .09         .09         .08         .09        .08           .09
                                               -------   ---------    --------   ---------   --------     ---------

        Average sales price (per MCF)          $  2.67        2.70        2.33        2.60       2.26          2.53

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         203         218          31         452        273           725
        Sales price received (per BBL)         $ 27.19       28.41       29.00       27.91      24.57         26.66
        Effects of energy swaps (per BBL)(1)     (6.29)      (6.57)      (6.71)      (6.46)     (5.68)        (6.17)
                                               -------   ---------    --------   ---------   --------     ---------

        Average sales price (per BBL)          $ 20.90       21.84       22.29       21.45      18.89         20.49

      Natural gas liquids:
          Production (MBBLS)                         -          43         146         189        112           301
          Average sales price (per BBL)        $     -       12.05       15.31       14.57      15.59         14.95

      Total liquids production (MBBLS)             203         261         177         641        385         1,026
      Average liquids sales price (per BBL)    $ 20.90       20.23       16.53       19.42      17.93         18.86


      TOTAL PRODUCTION:
      Production volumes (MMCFE)                 7,493       3,991       3,287      14,771      5,281        20,052
      Average sales price (per MCFE)           $  2.80        2.97        2.46        2.76       2.57          2.72
      Operating expense (per MCFE)                 .33         .82         .39         .47        .50           .48
                                               -------   ---------    --------   ---------   --------     ---------

      Netback (per MCFE)                       $  2.47        2.15        2.07        2.29       2.07          2.24
                                               =======   =========    ========   =========   ========     =========


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 6,787 MMCF in the three months ended March 31, 2000. Hedged oil and condensate volumes were 642,000 barrels in the three months ended March 31, 2000. The aggregate net loss under energy swap agreements was $3,285,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                Three Months Ended March 31, 1999
                                               --------------------------------------------------------------------
                                               Offshore    Onshore    Western     Total
                                                Gulf of     Gulf       United     United                    Total
                                                Mexico      Coast      States     States      Canada       Company
                                               --------   ---------   --------   ---------   --------     ----------
      NATURAL GAS

        Production (MMCF)                        8,272       2,621       2,718      13,611      3,383        16,994
        Sales price received (per MCF)         $  1.83        1.70        1.71        1.78       1.28          1.68
        Effects of energy swaps (per MCF)(1)       .31         .42         .28         .33       (.02)          .26
                                               -------     -------     -------     -------    -------      --------

        Average sales price (per MCF)          $  2.14        2.12        1.99        2.11       1.26          1.94

      LIQUIDS

      Oil and condensate:
        Production (MBBLS)                         255         171          61         487        305           792
        Sales price received (per BBL)         $  8.87       11.08       12.26       10.07      10.63         10.28
        Effects of energy swaps (per BBL)(1)         -         .54           -         .19          -           .12
                                               -------     -------     -------     -------    -------      --------

        Average sales price (per BBL)          $  8.87       11.62       12.26       10.26      10.63         10.40

      Natural gas liquids:
          Production (MBBLS)                         1          39         112         152        112           264
          Average sales price (per BBL)        $ 10.00        7.21        4.77        5.43       7.33          6.23

      Total liquids production (MBBLS)             256         210         173         639        417         1,056
      Average liquids sales price (per BBL)    $  8.88       10.80        7.41        9.11       9.74          9.36


      TOTAL PRODUCTION
      Production volumes (MMCFE)                 9,808       3,881       3,756      17,445      5,885        23,330
      Average sales price (per MCFE)           $  2.04        2.02        1.78        1.98       1.42          1.83
      Operating expense (per MCFE)                 .31        1.13         .38         .51        .41           .48
                                               -------     -------     -------     -------    -------      --------

      Netback (per MCFE)                       $  1.73         .89        1.40        1.47       1.01          1.35
                                               =======     =======     =======     =======    =======      ========


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


     General and administrative expense decreased 11% to $3,633,000 in the first quarter of 2000 compared to $4,098,000 in the comparable period of 1999. Total overhead costs (capitalized and expensed general and administrative costs) were $6,514,000 in the first quarter of 2000 compared to $6,295,000 in the comparable period of 1999. The increase was due primarily to higher employee related costs, offset partially by an insurance dividend in the 2000 period. The amount capitalized of $2,881,000 in the first quarter of 2000 increased 31% from the corresponding 1999 period due primarily to increased overhead costs and higher capitalization rates associated with international projects.

     The following table summarizes the total overhead costs incurred during the periods:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                          2000        1999
                                                                         ------      ------
                                                                           (In Thousands)
                  Overhead costs capitalized                             $2,881       2,197
                  General and administrative costs
                      expensed (1)                                        3,633       4,098
                                                                         ------      ------

                      Total overhead costs                               $6,514       6,295
                                                                         ======      ======

(1) Includes $380,000 and $652,000 related to marketing and processing operations for the three months ended March 31, 2000 and 1999, respectively.


     Depreciation and depletion expense decreased 2% to $22,111,000 in the first quarter of 2000 from $22,599,000 in the first quarter of 1999. On a per-unit basis, depletion expense was approximately $1.06 per MCFE in the first quarter of 2000 compared to $.94 per MCFE in the corresponding 1999 period. The increase in the depletion rate during 2000 is attributable to increased estimates of future development costs in the current favorable price environment, as well as to higher finding costs associated with 1999 projects.

     Other income was $96,000 in the first quarter of 2000 compared to $3,238,000 in the first quarter of 1999. The 1999 period includes a gain of approximately $2,500,000 from the sale of gas processing facilities and a gain of $780,000 on the sale of an investment.

     Interest expense decreased 15% to $9,076,000 in the first quarter of 2000 compared to $10,657,000 in the corresponding 1999 period due primarily to lower bank debt balances, offset partially by additional interest related to the issuance of our 10 1/2% Notes.

     The foreign currency translation loss was $713,000 in the first quarter of 2000 compared to a gain of $2,216,000 in the first quarter of 1999. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6899 per $1.00 U.S. at March 31, 2000 compared to $.6924 at December 31, 1999. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

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

     In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have 5 offshore Gulf of Mexico wells whose combined production currently represents approximately 26% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

     STOCK PURCHASE PROGRAMS. In March 2000 we announced a plan to purchase shares of Forest's securities in the open market from time to time in a total amount not to exceed $25,000,000. Pursuant to this plan, we purchased 305,000 shares of common stock at an average price of $9.25 per share in March 2000, and in April 2000 we purchased approximately $5.0 million principal amount of 8 3/4% Notes at an average price of 92.6% of par value. We also announced a stock buyback program pursuant to which we will purchase shares of Forest's common stock from holders of fewer than 100 shares.

     BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. At April 30, 2000 the maximum credit facility allocations in the United States and Canada are $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

     At March 31, 2000, the outstanding borrowings under the global credit facility were $52,800,000 in the United States and $40,014,000 in Canada. At April 30, 2000, the outstanding borrowings were $58,000,000 in the United States and $40,536,000 in Canada, with an average effective interest rate of 7.1%. At April 30, 2000, Forest had also used the global credit facility for letters of credit in the amount of $775,000 in the United States and $1,201,000 CDN in Canada.

     WORKING CAPITAL. Forest had a working capital surplus of approximately $7,829,000 at March 31, 2000 compared to a deficit of approximately $14,817,000 at December 31, 1999. The increase in the working capital is due primarily to a decrease in payables related to exploration and development activities. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

     CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities decreased to $8,312,000 in the first quarter of 2000 compared to $11,410,000 in the first quarter of 1999. The 2000 period included increased funds used for net working capital changes, offset partially by higher net earnings. We used $28,591,000 for investing activities in the first quarter of 2000 compared to $8,381,000 in the corresponding period in 1999. Cash used in the 2000 period was greater than cash used in the 1999 period due primarily to increased exploration and development activities and lower proceeds from property sales. Net cash provided by financing activities in the first quarter of 2000 was $17,228,000 compared to cash used of $4,229,000 in the first quarter of 1999. The 2000 period included $20,206,000 of net bank borrowings. The 1999 period included net repayments of bank borrowings of $102,831,000 offset by net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes.

     CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first three months of 2000 and 1999 were as follows:

                                                                 Three Months Ended March 31,
                                                                 -----------------------------
                                                                    2000               1999
                                                                 ----------         ----------
                                                                         (In Thousands)
       Property acquisition costs:
           Proved properties                                     $       77              (732)
           Undeveloped properties                                         1                  -
                                                                 ----------         ----------

                                                                         78              (732)

       Exploration costs:
           Direct costs                                               8,992            11,666
           Overhead capitalized                                       1,280               769
                                                                 ----------         ----------
                                                                     10,272            12,435

       Development costs:
           Direct costs                                              17,263             6,384
           Overhead capitalized                                       1,601             1,428
                                                                 ----------         ----------
                                                                     18,864             7,812
                                                                 ----------         ----------
                                                                 $   29,214            19,515
                                                                 ==========         ==========

     Forest's anticipated capital expenditures for 2000 are approximately $140,000,000, including capitalized overhead of approximately $10,000,000. We intend to meet our 2000 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

     In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 4.0 BCF of natural gas through the remainder of 2000 at an average price of $2.34 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.

     In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .3 BCF of natural gas during the remainder of 2000 at a fixed price of approximately $3.18 CDN per MCF and .4 BCF of natural gas in 2001 at a fixed price of approximately $3.30 CDN per MCF.

     HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. As of May 1, 2000 Forest had the following swaps in place:

                                                        NATURAL GAS                          OIL
                                                 -------------------------         -----------------------------
                                                                 Average                             Average
                                                 BBTU's       Hedged Price         Barrels         Hedged Price
                                                 Per Day       Per Mmbtu           Per Day           Per Bbl
                                                 -------      ------------         -------         ------------
   April through December 2000                     58.8           $  2.42           1,858            $  20.40
   2001                                            21.7           $  2.45               -            $        -
   2002                                            16.7           $  2.48               -            $        -


     In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of May 1, 2000 Forest had the following collars in place:

                                                                           Natural Gas
                                                 -------------------------------------------------------------
                                                 Average Floor          Average Ceiling
                                                     Price                   Price              BBTU'S Per Day
                                                 -------------          ---------------         --------------
   April through December 2000                      $ 2.75                $    2.90                      2.2

                                                                                Oil
                                                 --------------------------------------------------------------
                                                 Average Floor          Average Ceiling
                                                     Price                   Price              Barrels Per Day
                                                 -------------          ---------------         ---------------

   April through December 2000                      $ 18.19                  $  20.93                3,500
   2001                                             $ 20.00                  $  25.00                  500

     The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At May 1, 2000 there were basis swaps in place with weighted average volumes of 36,435 MMBTU's per day during the remainder of 2000 and 18,315 MMBTU's per day in 2001.

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

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     *    Exhibit 27   Financial Data Schedule.

*    Filed with this report.


(b)  Reports on Form 8-K

     The following report on Form 8-K was filed by Forest during the first quarter of 2000:

         Date of Report        Item Reported      Financial Statements Filed
         -----------------     -------------      --------------------------
         February 15, 2000     Item 5, 7          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FOREST OIL CORPORATION
                                           (Registrant)



Date:  May 15, 2000                      /s/ Joan C. Sonnen
                           ----------------------------------------------------
                                             Joan C. Sonnen
                           Vice President - Controller and Corporate Secretary
                                  (Signed on behalf of the registrant)



                                         /s/ David H. Keyte
                           ----------------------------------------------------
                                             David H. Keyte
                                   Executive Vice President and Chief
                                            Financial Officer
                                      (Principal Financial Officer)