Form 10-Q
period 2000-06-30
FOREST OIL CORP
filed 2000-08-14
CIK 38079

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         Yes /X/ No / /
                                                                Number of Shares
                                                                   Outstanding
Title of Class of Common Stock                                    July 31, 2000
------------------------------                                    -------------
Common Stock, Par Value $.10 Per Share                              54,121,689

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                ---------------    -----------------
                                                                                          (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $    6,826              3,155
     Accounts receivable                                                              78,711             64,719
     Other current assets                                                              8,503              3,484
                                                                                  ----------            -------
           Total current assets                                                       94,040             71,358

Net property and equipment, at cost                                                  715,537            697,616

Goodwill and other intangible assets, net                                             20,616             22,092

Other assets                                                                           9,151              8,986
                                                                                  ----------            -------
                                                                                  $  839,344            800,052
                                                                                  ==========            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   70,315             72,589
     Accrued interest                                                                  9,972             10,105
     Other current liabilities                                                         2,626              3,481
                                                                                  ----------            -------
           Total current liabilities                                                  82,913             86,175

Long-term debt                                                                       395,676            371,680
Other liabilities                                                                     13,857             14,262
Deferred income taxes                                                                 10,247              8,951

Shareholders' equity:
     Common stock                                                                      5,412              5,381
     Capital surplus                                                                 724,369            721,832
     Accumulated deficit                                                            (378,852)          (396,007)
     Accumulated other comprehensive loss                                            (11,012)           (11,774)
     Treasury stock, at cost                                                          (3,266)              (448)
                                                                                  ----------            -------
           Total shareholders' equity                                                336,651            318,984
                                                                                  ----------            -------
                                                                                  $  839,344            800,052
                                                                                  ==========            =======


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                                Three Months Ended                  Six Months Ended
                                                             ------------------------            -----------------------
                                                             June 30,        June 30,            June 30,       June 30,
                                                               2000             1999               2000            1999
                                                             ---------       --------            --------       --------
                                                               (In Thousands Except Production and Per Share Amounts)
PRODUCTION
    Natural gas (mmcf)                                         14,512          15,751              28,408          32,745
                                                           ==========          ======             =======          ======
    Oil, condensate and natural gas
      liquids (thousands of barrels)                            1,003           1,118               2,029           2,174
                                                           ==========          ======             =======          ======
STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                             $   58,716          40,514             102,718          80,846
      Oil and gas sales:
        Gas                                                    40,813          32,291              75,971          65,253
        Oil, condensate and natural gas liquids                18,912          14,782              38,263          24,666
                                                           ----------          ------             -------          ------
           Total oil and gas sales                             59,725          47,073             114,234          89,919
                                                           ----------          ------             -------          ------
               Total revenue                                  118,441          87,587             216,952         170,765

    Operating expenses:
        Marketing and processing                               57,645          39,664             100,693          79,135
        Oil and gas production                                 10,696          12,438              20,367          23,703
        General and administrative                              4,470           3,883               8,103           7,981
        Depreciation and depletion                             23,443          21,767              45,554          44,366
                                                           ----------          ------             -------          ------
               Total operating expenses                        96,254          77,752             174,717         155,185
                                                           ----------          ------             -------          ------
Earnings from operations                                       22,187           9,835              42,235          15,580

Other income and expense:
        Other expense (income), net                               310             683                 214          (2,555)
        Interest expense                                        9,448          10,407              18,524          21,064
        Translation loss (gain) on subordinated debt            4,101          (4,301)              4,814          (6,517)
                                                           ----------          ------             -------          ------
               Total other income and expense                  13,859           6,789              23,552          11,992
                                                           ----------          ------             -------          ------
Earnings before income taxes and extraordinary item             8,328           3,046              18,683           3,588

Income tax expense (benefit):
    Current                                                       141              78                 306             (81)
    Deferred                                                    1,113          (1,075)              1,414            (824)
                                                           ----------          ------             -------          ------
                                                                1,254            (997)              1,720            (905)
                                                           ----------          ------             -------          ------
Earnings before extraordinary item                              7,074           4,043              16,963           4,493
Extraordinary item - gain on extinguishment of debt               192               -                 192               -
                                                           ----------          ------             -------          ------
Net earnings                                               $    7,266           4,043             17,155            4,493
                                                           ==========          ======             =======          ======
Weighted average number of common shares
     outstanding                                               53,677          44,655              53,687          44,651
                                                           ==========          ======             =======          ======
Basic earnings per common share                            $      .14             .09                 .32             .10
                                                           ==========          ======             =======          ======
Diluted earnings per common share                          $      .13             .09                 .32             .10
                                                           ==========          ======             =======          ======


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                Six Months Ended
                                                                                        ------------------------------
                                                                                         June 30,             June 30,
                                                                                           2000                 1999
                                                                                        ---------             --------
                                                                                                  (In Thousands)
Cash flows from operating activities:
    Net earnings before extraordinary item                                              $  16,963                4,493
    Adjustments to reconcile net earnings before extraordinary item to net cash provided by operating activities:
       Depreciation and depletion                                                          45,554               44,366
       Amortization of deferred debt costs                                                    740                  610
       Translation loss (gain) on subordinated debt                                         4,814               (6,517)
       Deferred income tax expense                                                          1,414                 (824)
       Other, net                                                                             558               (2,946)
       Decrease (increase) in accounts receivable                                         (18,081)               3,087
       Increase in other current assets                                                    (1,680)              (2,093)
       Decrease in accounts payable                                                        (7,373)                (381)
       Increase in accrued interest and other current liabilities                           4,877                  291
                                                                                        ---------             --------
                 Net cash provided by operating activities                                 47,786               40,086

Cash flows from investing activities:
    Capital expenditures for property and equipment                                       (73,609)             (48,656)
    Proceeds from sales of assets                                                           7,234               14,781
    Increase in other assets, net                                                          (1,464)                (976)
                                                                                        ---------             --------
                 Net cash used by investing activities                                    (67,839)             (34,851)

Cash flows from financing activities:
    Proceeds from bank borrowings                                                          71,757               66,151
    Repayments of bank borrowings                                                         (42,024)            (168,780)
    Issuance of 10 1/2% senior subordinated notes, net of issuance costs                        -               98,561
    Redemption of 8 3/4% senior subordinated notes                                         (4,630)                   -
    Redemption of 11 1/2% senior subordinated notes                                             -                  (45)
    Proceeds from the exercise of options                                                   1,963                    -
    Purchase of treasury stock                                                             (2,818)                   -
    Decrease in other liabilities, net                                                       (567)              (2,081)
                                                                                        ---------             --------
                 Net cash provided (used) by financing activities                          23,681               (6,194)

Effect of exchange rate changes on cash                                                        43                  (43)
                                                                                        ---------             --------
Net increase (decrease) in cash and cash equivalents                                        3,671               (1,002)

Cash and cash equivalents at beginning of period                                            3,155                3,415
                                                                                        ---------             --------
Cash and cash equivalents at end of period                                              $   6,826                2,413
                                                                                        =========             ========
Cash paid (refunded) during the period for:
    Interest                                                                              $17,763               23,286
    Income taxes                                                                          $(3,319)                 470


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

         The components of total comprehensive earnings for the periods consist of net earnings, foreign currency translation and changes in the unfunded pension liability and are as follows:

                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            ---------------------------          -------------------------
                                               2000             1999                 2000          1999
                                             --------           -----               ------        ------
                                                                     (In Thousands)
         Net earnings                        $  7,266           4,043               17,155         4,493
         Other comprehensive net
              earnings (loss)                     522            (881)                 762        (1,262)
                                             --------           -----               ------        ------
         Total comprehensive
              earnings                       $  7,788           3,162               17,917         3,231
                                             ========           =====               ======        ======


(2)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                   ------------        ------------
                                                                                             (In Thousands)
                  Oil and gas properties                                           $  2,210,029          2,154,514
                  Buildings, transportation and
                    other equipment                                                      18,006             14,593
                                                                                   ------------         ----------
                                                                                      2,228,035          2,169,107
                  Less accumulated depreciation,
                    depletion and valuation allowance                                (1,512,498)        (1,471,491)
                                                                                   ------------         ----------
                                                                                   $    715,537            697,616
                                                                                   ============         ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets recorded in the acquisition of Producer's Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

                                                                        June 30,        December 31,
                                                                         2000              1999
                                                                      ----------        ------------
                                                                             (In Thousands)
                  Goodwill                                            $   15,491           15,873
                  Gas marketing contracts                                 13,518           13,848
                                                                      ----------           ------
                                                                          29,009           29,721
                  Less accumulated amortization                           (8,393)          (7,629)
                                                                      ----------           ------
                                                                      $   20,616           22,092
                                                                      ==========           ======


         Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(4)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                      ----------      ------------
                                                                            (In Thousands)
                  Global Credit Facility:
                      U.S. borrowings                                 $   65,000           39,500
                      Canadian borrowings                                 36,499           33,235
                  8 3/4% Senior Subordinated Notes                       195,125          199,978
                  10 1/2% Senior Subordinated Notes                       99,052           98,967
                                                                      ----------          -------
                                                                      $  395,676          371,680
                                                                      ==========          =======


         The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the second quarter and first six months of 2000, Forest reported noncash translation losses of approximately $4,101,000 and $4,814,000, respectively, compared to noncash translation gains of $4,301,000 and $6,517,000 in the second quarter and first six months of 1999, respectively.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

(5)      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

         Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options. The effect of potentially dilutive securities is based on earnings before extraordinary items.

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                 June 30,
                                                                  ---------------------      -----------------
                                                                   2000(1)      1999(2)      2000(3)    1999(2)
                                                                  ---------     -------      -------    ------
                                                                     (In Thousands Except Per Share Amounts)
         Income before extraordinary item                         $   7,074      4,043       16,963      4,493

         Weighted average common shares outstanding
              during the period                                      53,677     44,655       53,687     44,651

                Add dilutive effects of employee stock options          773        348          522         96
                                                                  ---------     ------       ------     ------
         Weighted average common shares outstanding
              including the effects of dilutive securities           54,450     45,003       54,209     44,747
                                                                  =========     ======       ======     ======
         Basic earnings per share before
              extraordinary item                                   $    .13        .09          .32        .10
                                                                  =========     ======       ======     ======
         Diluted earnings  per share before
              extraordinary item                                   $    .13        .09          .32        .10
                                                                  =========     ======       ======     ======


(1) At June 30, 2000, options to purchase 1,118,000 shares of common stock at prices ranging from $13.65 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 through 2010.

(2) At June 30, 1999, options to purchase 1,758,000 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the periods. These options expire at various dates from 2002 through 2008.

(3) At June 30, 2000, options to purchase 1,231,000 shares of common stock at prices ranging from $11.65 to $25.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the periods. These options expire at various dates from 2002 through 2010.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS

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

Three months ended June 30, 2000                           Oil and Gas Operations
--------------------------------    -------------------------------------------------------------------    Marketing
                                    Offshore    Onshore     Western     Total                                 and
                                     Gulf of    Gulf of     United     United                              Processing   Total
                                     Mexico     Mexico      States     States      Canada        Total       Canada    Company
                                    --------    -------    -------     ------      ------       -------    ----------  -------
                                                                        (In Thousands)
Revenue                             $ 25,509     11,620       9,767      46,896      13,114      60,010      58,431    118,441
Marketing and processing expense           -          -           -           -           -           -      57,645     57,645
Oil and gas production expense         3,256      3,135       1,604       7,995       2,701      10,696           -     10,696
General and administrative expense     1,148      1,148         840       3,136         945       4,081         389      4,470
Depreciation and depletion expense     9,898      5,466       2,615      17,979       4,598      22,577         486     23,063
                                    --------    -------     -------     -------     -------     -------     -------    -------
Earnings (loss) from operations     $ 11,207      1,871       4,708      17,786       4,870      22,656         (89)    22,567
                                    ========    =======     =======     =======     =======     =======     =======    =======
Capital expenditures                $ 26,570      2,972       3,592      33,134       8,649      41,783           -     41,783
                                    ========    =======     =======     =======     =======     =======     =======    =======
Property and equipment, net         $128,313    266,060     101,906     496,279     188,323     684,602           -    684,602
                                    ========    =======     =======     =======     =======     =======     =======    =======


Information for Forest's reportable segments relates to the three months ended June 30, 2000 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   22,567
                      Administrative asset depreciation                             (380)
                      Other income, net                                             (310)
                      Interest expense                                            (9,448)
                      Translation loss on subordinated debt                       (4,101)
                                                                              ----------
                      Earnings before income taxes                            $    8,328
                                                                              ==========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   41,783
                      International interests                                      1,894
                      Administrative assets and other                                431
                                                                              ----------
                      Total capital expenditures                              $   44,108
                                                                              ==========
                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  684,602
                      International interests                                     25,520
                      Administrative assets, net and other                         5,415
                                                                              ----------
                      Total property and equipment, net                       $  715,537
                                                                              ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Three months ended June 30, 1999                          Oil and Gas Operations
--------------------------------    -------------------------------------------------------------------    Marketing
                                    Offshore    Onshore     Western     Total                                 and
                                     Gulf of    Gulf of     United     United                              Processing   Total
                                     Mexico     Mexico      States     States      Canada        Total       Canada    Company
                                    --------    -------    -------     ------      ------       -------    ----------  -------
                                                                        (In Thousands)
Revenue                             $ 19,576     10,445      7,004      37,025      10,133        47,158      40,429     87,587

Marketing and processing expense           -          -          -           -           -             -      39,664     39,664
Oil and gas production expense         3,810      4,227      1,172       9,209       3,229        12,438           -     12,438
General and administrative expense     1,090        830        625       2,545         685         3,230         653      3,883
Depreciation and depletion expense    10,510      4,446      2,236      17,192       3,833        21,025         480     21,505
                                    --------    -------    -------     -------     -------       -------     -------    -------
Earnings (loss) from operations     $  4,166        942      2,971       8,079       2,386        10,465        (368)    10,097
                                    ========    =======    =======     =======     =======       =======     =======    =======
Capital expenditures                $  5,446      9,141      1,222      15,809       7,496        23,305           -     23,305
                                    ========    =======    =======     =======     =======       =======     =======    =======
Property and equipment, net         $112,300    266,985    100,053     479,338     161,355       640,693           -    640,693
                                    ========    =======    =======     =======     =======       =======     =======    =======


Information for Forest's reportable segments relates to the three months ended June 30, 1999 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   10,097
                      Administrative asset depreciation                             (262)
                      Other income, net                                             (683)
                      Interest expense                                           (10,407)
                      Translation gain on subordinated debt                        4,301
                                                                              ----------
                      Earnings before income taxes                            $    3,046
                                                                              ==========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   23,305
                      International interests                                      4,563
                      Administrative assets and other                                827
                                                                              ----------
                      Total capital expenditures                              $   28,695
                                                                              ==========
                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  640,693
                      International interests                                     19,175
                      Administrative assets, net and other                         6,612
                                                                              ----------
                      Total property and equipment, net                       $  666,480
                                                                              ==========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Six months ended June 30, 2000                         Oil and Gas Operations
------------------------------      -------------------------------------------------------------------    Marketing
                                    Offshore    Onshore     Western     Total                                 and
                                     Gulf of    Gulf of     United     United                              Processing   Total
                                     Mexico     Mexico      States     States      Canada        Total       Canada    Company
                                    --------    -------    -------     ------      ------       -------    ----------  -------
                                                                        (In Thousands)
Revenue                             $ 46,548     23,583      17,876     88,007      26,720       114,727     102,225    216,952

Marketing and processing expense           -          -           -          -           -             -     100,693    100,693
Oil and gas production expense         5,709      6,391       2,901     15,001       5,366        20,367           -     20,367
General and administrative expense     1,867      2,061       1,422      5,350       1,984         7,334         769      8,103
Depreciation and depletion expense    19,327     10,804       4,898     35,029       8,813        43,842         986     44,828
                                    --------    -------     -------    -------     -------       -------     -------    -------
Earnings (loss) from operations     $ 19,645      4,327       8,655     32,627      10,557        43,184        (223)    42,961
                                    ========    =======     =======    =======     =======       =======     =======    =======
Capital expenditures                $ 33,013      5,186       6,722     44,921      24,457        69,378           -     69,378
                                    ========    =======     =======    =======     =======       =======     =======    =======
Property and equipment, net         $128,313    266,060     101,906    496,279     188,323       684,602           -    684,602
                                    ========    =======     =======    =======     =======       =======     =======    =======


Information for Forest's reportable segments relates to the six months ended June 30, 2000 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   42,961
                      Administrative asset depreciation                             (726)
                      Other income, net                                             (214)
                      Interest expense                                           (18,524)
                      Translation loss on subordinated debt                       (4,814)
                                                                              ----------
                      Earnings before income taxes                            $   18,683
                                                                              ==========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   69,378
                      International interests                                      3,513
                      Administrative assets and other                                718
                                                                              ----------
                      Total capital expenditures                              $   73,609
                                                                              ==========
                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  684,602
                      International interests                                     25,520
                      Administrative assets, net and other                         5,415
                                                                              ----------
                      Total property and equipment, net                       $  715,537
                                                                              ==========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Six months ended June 30, 1999                          Oil and Gas Operations
------------------------------      -------------------------------------------------------------------    Marketing
                                    Offshore    Onshore     Western     Total                                 and
                                     Gulf of    Gulf of     United     United                              Processing   Total
                                     Mexico     Mexico      States     States      Canada        Total       Canada    Company
                                    --------    -------    -------     ------      ------       -------    ----------  -------
                                                                        (In Thousands)
Revenue                             $ 39,838     17,880      13,931      71,649      18,464       90,113      80,652     170,765

Marketing and processing expense           -          -           -           -           -            -      79,135      79,135
Oil and gas production expense         6,894      8,595       2,593      18,082       5,621       23,703           -      23,703
General and administrative expense     2,361      1,705       1,196       5,262       1,414        6,676       1,305       7,981
Depreciation and depletion expense    22,650      8,174       4,335      35,159       7,730       42,889         945      43,834
                                    --------    -------     -------     -------     -------      -------     -------     -------
Earnings (loss) from operations     $  7,933       (594)      5,807      13,146       3,699       16,845        (733)     16,112
                                    ========    =======     =======     =======     =======      =======     =======     =======
Capital expenditures                $  7,813     15,092       2,386      25,291      17,289       42,580           -      42,580
                                    ========    =======     =======     =======     =======      =======     =======     =======
Property and equipment, net         $112,300    266,985     100,053     479,338     161,355      640,693           -     640,693
                                    ========    =======    =======     =======     =======       =======     =======     =======


Information for Forest's reportable segments relates to the six months ended June 30, 1999 consolidated totals as follows:

                                                                             (In Thousands)
                                                                             --------------
                      EARNINGS BEFORE INCOME TAXES:

                      Earnings from operations for reportable segments        $   16,112
                      Administrative asset depreciation                             (532)
                      Other income, net                                            2,555
                      Interest expense                                           (21,064)
                      Translation gain on subordinated debt                        6,517
                                                                              ----------
                      Earnings before income taxes                            $    3,588
                                                                              ==========
                      CAPITAL EXPENDITURES:

                      Reportable segments                                     $   42,580
                      International interests                                      4,771
                      Administrative assets and other                              1,305
                                                                              ----------
                      Total capital expenditures                              $   48,656
                                                                              ==========
                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                     $  640,693
                      International interests                                     19,175
                      Administrative assets, net and other                         6,612
                                                                              ----------
                      Total property and equipment, net                       $  666,480
                                                                              ==========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION

         Canadian Forest is the issuer of the 8 3/4% Notes (see Note 4). ProMark, which is a wholly owned subsidiary of Canadian Forest, is a subsidiary guarantor of the 8 3/4% Notes. The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

         The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and June 30, 1999. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2000

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents           $    5,090           447          1,289              -           6,826
     Accounts receivable                     45,234         7,845         25,632              -          78,711
     Other current assets                     7,281         1,134             88              -           8,503
                                         ----------      --------        -------        -------        --------
         Total current assets                57,605         9,426         27,009              -          94,040

Net property and equipment,
   at cost, full cost method                531,914       183,536             87              -         715,537

Goodwill and other intangible
   assets, net                                    -             -         20,616              -          20,616

Intercompany investments                     19,432        25,713              -        (45,145)              -

Other assets                                  6,318         2,833              -              -           9,151
                                         ----------      --------        -------        -------        --------
                                         $  615,269       221,508         47,712        (45,145)        839,344
                                         ==========      ========        =======        =======        ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                    $   35,807         9,497         25,011              -          70,315
     Accrued interest                         4,955         5,013              4              -           9,972
     Other current liabilities                2,315           311              -              -           2,626
                                         ----------      --------        -------        -------        --------
         Total current liabilities           43,077        14,821         25,015              -          82,913

Long-term debt                              164,052       231,624              -              -         395,676
Other liabilities                            13,825            32              -              -          13,857
Deferred income taxes                             -        22,085        (11,838)             -          10,247

Shareholders' equity:
     Common stock                             5,412        19,432         25,265        (44,697)          5,412
     Capital surplus                        724,369             -              -              -         724,369
     Accumulated deficit                   (327,688)      (62,602)        11,438              -        (378,852)
     Accumulated other
       comprehensive loss                    (4,960)       (3,884)        (2,168)             -         (11,012)
     Treasury stock, at cost                 (2,818)            -              -           (448)         (3,266)
                                         ----------      --------        -------        -------        --------
         Total shareholders' equity         394,315       (47,054)        34,535        (45,145)        336,651
                                         ----------      --------        -------        -------        --------
                                         $  615,269       221,508         47,712        (45,145)        839,344
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
Revenue:
     Marketing and processing            $      285             -         58,431              -          58,716
     Oil and gas sales:
         Gas                                 33,400         7,413              -              -          40,813
         Oil, condensate and
           natural gas liquids               10,237         8,675              -              -          18,912
                                         ----------      --------        -------        -------        --------
     Total oil and gas sales                 43,637        16,088              -              -          59,725
                                         ----------      --------        -------        -------        --------
         Total revenue                       43,922        16,088         58,431              -         118,441

Expenses:
     Marketing and processing                     -             -         57,645              -          57,645
     Oil and gas production                   7,995         2,701              -              -          10,696
     General and administrative               3,136           945            389              -           4,470
     Depreciation and depletion              18,293         4,664            486              -          23,443
                                         ----------      --------        -------        -------        --------
         Total operating expenses            29,424         8,310         58,520              -          96,254
                                         ----------      --------        -------        -------        --------
Earnings from operations                     14,498         7,778            (89)             -          22,187

Other income and expense:
     Other (income) expense, net                352           (64)            (1)            23             310
     Interest expense                         4,348         5,100             23            (23)          9,448
     Translation loss on
       subordinated debt                          -         4,101              -              -           4,101
                                         ----------      --------        -------        -------        --------
         Total other income and
           expense                            4,700         9,137             22              -          13,859
                                         ----------      --------        -------        -------        --------
Earnings (loss) before income taxes
   and extraordinary item                     9,798        (1,359)          (111)             -           8,328

Income tax expense (benefit):
     Current                                      -           101             40              -             141
     Deferred                                     -         1,173            (60)             -           1,113
                                         ----------      --------        -------        -------        --------
                                                  -         1,274            (20)             -           1,254
                                         ----------      --------        -------        -------        --------
Earnings (loss)
   before extraordinary item                  9,798        (2,633)           (91)             -           7,074

Extraordinary item -
   gain on extinguishment of debt                 -           192              -              -             192
                                         ----------      --------        -------        -------        --------
Net earnings (loss)                      $    9,798        (2,441)           (91)             -           7,266
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
Revenue:
     Marketing and processing            $      493             -        102,225              -         102,718
     Oil and gas sales:
         Gas                                 62,736        12,761            474              -          75,971
         Oil, condensate and
           natural gas liquids               21,138        16,605            520              -          38,263
                                         ----------      --------        -------        -------        --------
     Total oil and gas sales                 83,874        29,366            994              -         114,234
                                         ----------      --------        -------        -------        --------
         Total revenue                       84,367        29,366        103,219              -         216,952

Expenses:
     Marketing and processing                     -             -        100,693              -         100,693
     Oil and gas production                  15,001         5,290             76              -          20,367
     General and administrative               5,350         1,984            769              -           8,103
     Depreciation and depletion              35,628         8,612          1,314              -          45,554
                                         ----------      --------        -------        -------        --------
         Total operating expenses            55,979        15,886        102,852              -         174,717
                                         ----------      --------        -------        -------        --------
Earnings from operations                     28,388        13,480            367              -          42,235

Other income and expense:
     Other (income) expense, net                276        (5,655)         5,229            364             214
     Interest expense                         8,278        10,246            364           (364)         18,524
     Translation loss on
       subordinated debt                          -         4,814              -              -           4,814
                                         ----------      --------        -------        -------        --------
         Total other income and
           expense                            8,554         9,405          5,593              -          23,552
                                         ----------      --------        -------        -------        --------
Earnings (loss) before income taxes
   and extraordinary item                    19,834         4,075         (5,226)             -          18,683
Income tax expense (benefit):
     Current                                      -           238             68              -             306
     Deferred                                     -        20,757        (19,343)             -           1,414
                                         ----------      --------        -------        -------        --------
                                                  -        20,995        (19,275)             -           1,720
                                         ----------      --------        -------        -------        --------
Earnings (loss) before extraordinary item    19,834       (16,920)        14,049              -          16,963

Extraordinary item - gain on
   extinguishment of debt                         -           192              -              -             192
                                         ----------      --------        -------        -------        --------
Net earnings (loss)                      $   19,834       (16,728)        14,049              -          17,155
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000

                                                                     Canadian      Producers     Consolidated
                                                   Forest Oil      Forest Oil     Marketing      Forest Oil
                                                   Corporation         Ltd.          Ltd.        Corporation
                                                   -----------      ---------      ---------     -----------
                                                                               (In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item      $   19,834        (16,920)         14,049         16,963
Adjustments to reconcile net earnings (loss)
   before extraordinary item to net cash
   provided by operating activities:
     Depreciation and depletion                        35,628          8,612           1,314         45,554
     Amortization of deferred debt costs                  541            199               -            740
     Translation loss on subordinated debt                  -          4,814               -          4,814
     Deferred income tax expense (benefit)                  -         20,757         (19,343)         1,414
     Other, net                                           674           (115)             (1)           558
     Increase in accounts receivable                   (8,036)        (4,312)         (5,733)       (18,081)
     Decrease (increase) in other current assets       (5,279)         1,168           2,431         (1,680)
     Decrease in accounts payable                      (5,985)        (1,356)            (32)        (7,373)
     Increase (decrease) in accrued interest
       and other current liabilities                     (834)        (3,651)          9,362          4,877
                                                    ----------      --------         -------         -------
         Net cash provided by operating activities     36,543          9,196           2,047         47,786

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                      (49,056)       (24,553)              -        (73,609)
     Proceeds from sale of assets                       5,553          1,681               -          7,234
     Increase in other assets, net                     (1,464)             -               -         (1,464)
                                                    ----------      --------         -------         -------
         Net cash used by investing activities        (44,967)       (22,872)              -        (67,839)

Cash flows from financing activities:
     Proceeds from bank borrowings                     63,500          8,257               -         71,757
     Repayments of bank borrowings                    (38,000)        (4,024)              -        (42,024)
     Redemption of 8 3/4% senior subordinated notes         -         (4,630)              -         (4,630)
     Proceeds from the exercise of options              1,963              -               -          1,963
     Purchase of treasury stock                        (2,818)             -               -         (2,818)
     Decrease in other liabilities, net                  (262)          (305)              -           (567)
                                                    ----------      --------         -------         -------
         Net cash provided (used)
            by financing activities                    24,383           (702)              -         23,681

Intercompany advances, net                            (14,429)        15,054            (625)             -

Effect of exchange rate changes on cash                   (70)           114              (1)            43
                                                    ----------      --------         -------         -------
Net increase in cash and cash equivalents               1,460            790           1,421          3,671

Cash and cash equivalents at beginning of year          3,630           (343)           (132)         3,155
                                                    ----------      --------         -------         -------
Cash and cash equivalents at end of year           $    5,090            447           1,289          6,826
                                                    ==========      ========         =======         =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 1999

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents           $    3,630          (343)          (132)             -           3,155
     Accounts receivable                     36,972         4,921         22,826              -          64,719
     Other current assets                     2,228         1,176             80              -           3,484
                                         ----------      --------        -------        -------        --------
         Total current assets                42,830         5,754         22,774              -          71,358

Intercompany receivables                        226        65,646              -        (65,872)              -

Net property and equipment,
   at cost, full cost method                523,540       121,196         52,880              -         697,616

Goodwill and other intangible
   assets, net                                    -             -         22,092              -          22,092

Intercompany investments                     24,315        25,713              -        (50,028)              -

Other assets                                  5,810         3,176              -              -           8,986
                                         ----------      --------        -------        -------        --------
                                         $  596,721       221,485         97,746       (115,900)        800,052
                                         ==========      ========        =======        =======        ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                    $   41,792        14,733         16,064              -          72,589
     Accrued interest                         4,844         5,261              -              -          10,105
     Other current liabilities                3,260           221              -              -           3,481
                                         ----------      --------        -------        -------        --------
         Total current liabilities           49,896        20,215         16,064              -          86,175

Intercompany payables                        12,746             -         53,126        (65,872)              -

Long-term debt                              138,467       233,213              -              -         371,680
Other liabilities                            13,924           338              -              -          14,262
Deferred income taxes                             -         1,714          7,237              -           8,951

Shareholders' equity
     Common stock                             5,381        24,315         25,265        (49,580)          5,381
     Capital surplus                        721,832             -              -              -         721,832
     Accumulated deficit                   (341,993)      (51,404)        (2,610)             -        (396,007)
     Accumulated other
       comprehensive loss                    (3,532)       (6,906)        (1,336)             -         (11,774)
     Treasury stock, at cost                      -             -              -           (448)           (448)
                                         ----------      --------        -------        -------        --------
         Total shareholders' equity         381,688       (33,995)        21,319        (50,028)        318,984
                                         ----------      --------        -------        -------        --------
                                         $  596,721       221,485         97,746       (115,900)        800,052
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
Revenue:
     Marketing and processing            $       85             -         40,429              -          40,514
     Oil and gas sales:
         Gas                                 27,818         4,473              -              -          32,291
         Oil, condensate and
           natural gas liquids                8,998         5,784              -              -          14,782
                                         ----------      --------        -------        -------        --------
     Total oil and gas sales                 36,816        10,257              -              -          47,073
                                         ----------      --------        -------        -------        --------
         Total revenue                       36,901        10,257         40,429              -          87,587

Expenses:
     Marketing and processing                     -             -         39,664              -          39,664
     Oil and gas production                   9,209         3,229              -              -          12,438
     General and administrative               2,545           685            653              -           3,883
     Depreciation and depletion              17,349         3,926            492              -          21,767
                                         ----------      --------        -------        -------        --------
         Total operating expenses            29,103         7,840         40,809              -          77,752
                                         ----------      --------        -------        -------        --------
Earnings (loss) from operations               7,798         2,417           (380)             -           9,835

Other income and expense:
     Other (income) expense, net                567          (428)          (544)         1,088             683
     Interest expense                         5,973         4,849            673         (1,088)         10,407
     Translation gain on
       subordinated debt                          -        (4,301)             -              -          (4,301)
                                         ----------      --------        -------        -------        --------
         Total other income and
           expense                            6,540           120            129              -           6,789
                                         ----------      --------        -------        -------        --------
Earnings (loss) before income taxes           1,258         2,297           (509)             -           3,046

Income tax expense (benefit):
     Current                                      -           (14)            92              -              78
     Deferred                                     -          (850)          (225)             -          (1,075)
                                         ----------      --------        -------        -------        --------
                                                  -          (864)          (133)             -            (997)
                                         ----------      --------        -------        -------        --------
Net earnings (loss)                      $    1,258         3,161           (376)             -           4,043
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999

                                                          Canadian      Producers                      Consolidated
                                         Forest Oil      Forest Oil     Marketing       Eliminating     Forest Oil
                                        Corporation         Ltd.          Ltd.            Entries      Corporation
                                        -----------      ---------      ---------       -----------    -----------
                                                                    (In Thousands)
Revenue:
     Marketing and processing            $      194             -         80,652              -          80,846
     Oil and gas sales:
         Gas                                 56,511         8,742              -              -          65,253
         Oil, condensate and
           natural gas liquids               14,820         9,846              -              -          24,666
                                         ----------      --------        -------        -------        --------
     Total oil and gas sales                 71,331        18,588              -              -          89,919
                                         ----------      --------        -------        -------        --------
         Total revenue                       71,525        18,588         80,652              -         170,765

Expenses:
     Marketing and processing                     -             -         79,135              -          79,135
     Oil and gas production                  18,082         5,621              -              -          23,703
     General and administrative               5,262         1,414          1,305              -           7,981
     Depreciation and depletion              35,472         7,917            977              -          44,366
                                         ----------      --------        -------        -------        --------
         Total operating expenses            58,816        14,952         81,417              -         155,185
                                         ----------      --------        -------        -------        --------
Earnings (loss) from operations              12,709         3,636           (765)             -          15,580

Other income and expense:
     Other income, net                         (254)       (3,746)        (1,445)         2,890          (2,555)
     Interest expense                        12,477         9,817          1,660         (2,890)         21,064
     Translation gain on
       subordinated debt                          -        (6,517)             -              -          (6,517)
                                         ----------      --------        -------        -------        --------
         Total other income and
           expense                           12,223          (446)           215              -          11,992
                                         ----------      --------        -------        -------        --------
Earnings (loss) before income taxes             486         4,082           (980)             -           3,588

Income tax expense (benefit):
     Current                                      -          (233)           152              -             (81)
     Deferred                                     -          (454)          (370)             -            (824)
                                         ----------      --------        -------        -------        --------
                                                  -          (687)          (218)             -            (905)
                                         ----------      --------        -------        -------        --------
Net earnings (loss)                      $      486         4,769           (762)             -           4,493
                                         ==========      ========        =======        =======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


(7)     SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999

                                                                    Canadian        Producers      Consolidated
                                                   Forest Oil      Forest Oil       Marketing       Forest Oil
                                                  Corporation          Ltd.            Ltd.        Corporation
                                                  -----------       ---------       ---------      ------------
                                                                    (In Thousands)
Cash flow from operating activities:
Net earnings (loss)                                $      486          4,769            (762)         4,493
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                        35,472          7,917             977         44,366
     Amortization of deferred debt costs                  411            199               -            610
     Translation gain on subordinated debt                  -         (6,517)              -         (6,517)
     Deferred income tax benefit                            -           (454)           (370)          (824)
     Other, net                                          (483)        (2,462)             (1)        (2,946)
     Decrease (increase) in accounts receivable         3,039           (137)            185          3,087
     Decrease (increase) in other current assets       (1,668)           858          (1,283)        (2,093)
     Increase (decrease) in accounts payable           (1,633)           858             394           (381)
     Increase (decrease) in accrued interest and
       other current liabilities                        2,406         (3,440)          1,325            291
                                                   ----------       --------         -------        -------
         Net cash provided by operating activities     38,030          1,591             465         40,086

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                      (31,272)       (17,384)              -        (48,656)
     Proceeds from sale of assets                       7,593          7,188               -         14,781
     Increase in other assets, net                       (976)             -               -           (976)
                                                   ----------       --------         -------        -------
         Net cash used by investing activities        (24,655)       (10,196)              -        (34,851)

Cash flows from financing activities:
     Proceeds from bank borrowings                     41,800         24,351               -         66,151
     Repayments of bank borrowings                   (138,200)       (30,580)              -       (168,780)
     Issuance of 10 1/2% senior subordinated
       notes, net of issuance costs                    98,561              -               -         98,561
     Redemption of 11 1/4% senior
       subordinated notes                                 (45)             -               -            (45)
     Decrease in other liabilities, net                (2,040)           (41)              -         (2,081)
                                                   ----------       --------         -------        -------
         Net cash provided (used) by financing
           activities                                      76         (6,270)              -         (6,194)

Intercompany advances, net                            (15,132)        15,132               -              -

Effect of exchange rate changes on cash                     6            (47)             (2)           (43)
                                                   ----------       --------         -------        -------
Net increase (decrease) in cash and cash
   equivalents                                         (1,675)           210             463         (1,002)

Cash and cash equivalents at beginning of year          3,713            (33)           (265)         3,415
                                                   ----------       --------         -------        -------
Cash and cash equivalents at end of year           $    2,038            177             198          2,413
                                                   ==========       ========         =======        =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 2000 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business -Forward-Looking Statements and Risk Factors" in the 1999 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 2000

         Net earnings for the second quarter of 2000 were $7,266,000 or $.14 per basic and $.13 per diluted common share compared to $4,043,000 or $.09 per basic and diluted common share in the corresponding period of 1999. The current period included a noncash loss on currency translation of $4,101,000 related to subordinated debt issued by Forest's Canadian subsidiary and an extraordinary gain on extinguishment of debt of $192,000. The 1999 period included a noncash gain on currency translation of $4,301,000. Exclusive of currency translation and the extraordinary gain, net earnings for the second quarter of 2000 amounted to $11,175,000 compared to a net loss of $258,000 in the corresponding 1999 period.

         Marketing and processing revenue increased by 45% to $58,716,000 in the second quarter of 2000 from $40,514,000 in the second quarter of 1999 and the related marketing and processing expense increased by 45% to $57,645,000 in the second quarter of 2000 from $39,664,000 in the same period of the previous year. The increase in marketing revenue and expense is due primarily to higher natural gas prices. The gross margin reported for marketing and processing activities increased to $1,071,000 in the second quarter of 2000 from $850,000 in the second quarter of 1999. The increase resulted from higher gas processing revenues in the United States.

         Oil and gas sales revenue increased by 27% to $59,725,000 in the second quarter of 2000 from $47,073,000 in the second quarter of 1999 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the second quarter of 2000 decreased 10% from the comparable 1999 period, due primarily to significantly higher production from Eugene Island 53 in the 1999 period. The average sales prices received for natural gas and liquids in the second quarter of 2000 increased 37% and 43%, respectively, compared to the average sales prices received in the corresponding 1999 period.

         Oil and gas production expense of $10,696,000 in the second quarter of 2000 decreased 14% from $12,438,000 in the comparable period of 1999 primarily as a result of fewer workovers in the Gulf Coast Region, offset in part by higher production taxes due to higher product prices. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense decreased approximately 5% in the second quarter of 2000 to $.52 per MCFE from $.55 MCFE in the second quarter of 1999.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                          Three Months Ended June 30, 2000
                                         --------------------------------------------------------------------
                                         Offshore    Onshore     Western      Total
                                          Gulf of     Gulf       United       United                   Total
                                          Mexico      Coast       States       U.S.     Canada        Company
                                         --------    -------     -------      ------    ------        -------
NATURAL GAS

  Production (MMCF)                        6,738       2,088       2,562      11,388      3,124        14,512
  Sales price received (per MCF)         $  3.65        3.55        3.03        3.49       2.12          3.19
  Effects of energy swaps (per MCF)(1)      (.41)       (.46)       (.34)       (.40)      (.30)         (.38)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per MCF)          $  3.24        3.09        2.69        3.09       1.82          2.81

LIQUIDS

Oil and condensate:
  Production (MBBLS)                         196          213         37         446        276           722
  Sales price received (per BBL)         $ 25.64        27.48      28.76       26.77      28.96         27.61
  Effects of energy swaps (per BBL)(1)     (7.03)       (7.51)     (7.73)      (7.31)     (7.78)        (7.49)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per BBL)          $ 18.61       19.97       21.03       19.46      21.18         20.12

Natural gas liquids:
  Production (MBBLS)                           -          47         134         181        100           281
  Average sales price (per BBL)          $     -       13.87       15.75       15.28      16.22         15.62

Total liquids production (MBBLS)             196         260         171         627        376         1,003
Average liquids sales price (per BBL)    $ 18.63       18.87       16.89       18.25      19.86         18.86


TOTAL PRODUCTION
Production volumes (MMCFE)                 7,914       3,648       3,588      15,150      5,380        20,530
Average sales price (per MCFE)           $  3.22        3.12        2.73        3.08       2.44          2.91
Operating expense (per MCFE)                 .41         .86         .45         .53        .50           .52
                                         -------     -------     -------      ------     ------       -------
Netback (per MCFE)                       $  2.81        2.26        2.28        2.55       1.94          2.39
                                         =======     =======     =======      ======     ======       =======


 (1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 6,061 MMCF in the three months ended June 30, 2000. Hedged oil and condensate volumes were 597,000 barrels in the three months ended June 30, 2000 period. The aggregate net loss under energy swap agreements was $10,906,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                          Three Months Ended June 30, 1999
                                         --------------------------------------------------------------------
                                         Offshore    Onshore     Western      Total
                                          Gulf of     Gulf       United       United                   Total
                                          Mexico      Coast       States       U.S.     Canada        Company
                                         --------    -------     -------      ------    ------        -------
NATURAL GAS

  Production (MMCF)                        7,258       2,777       2,634      12,669      3,082        15,751
  Sales price received (per MCF)         $  2.23        2.24        1.91        2.17       1.52          2.04
  Effects of energy swaps (per MCF)(1)       .02         .06         .03         .03       (.08)          .01
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per MCF)          $  2.25        2.30        1.94        2.20       1.44          2.05

LIQUIDS

Oil and condensate:
  Production (MBBLS)                         211         233          49         493        318           811
  Sales price received (per BBL)         $ 15.50       16.59       17.20       16.18      15.19         15.79
  Effects of energy swaps (per BBL)(1)         -       (2.51)          -       (1.18)      (.35)         (.86)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per BBL)          $ 15.50       14.08       17.20       15.00      14.84         14.93

Natural gas liquids:
  Production (MBBLS)                           4          51         146         201        106           307
  Average sales price (per BBL)          $  6.75        7.53        8.81        8.44       9.19          8.70

Total liquids production (MBBLS)             215         284         195         694        424         1,118
Average liquids sales price (per BBL)    $ 15.33       12.90       10.92       13.10      13.42         13.22


TOTAL PRODUCTION:
Production volumes (MMCFE)                 8,548       4,481       3,804      16,833      5,626        22,459
Average sales price (per MCFE)           $  2.30        2.24        1.91        2.20       1.80          2.09
Operating expense (per MCFE)                 .45         .94         .31         .55        .57           .55
                                         -------     -------     -------      ------     ------       -------
Netback (per MCFE)                       $  1.85        1.30        1.60        1.65       1.23          1.54
                                         =======     =======     =======      ======     ======       =======


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

         General and administrative expense increased 15% to $4,470,000 in the second quarter of 2000 compared to $3,883,000 in the comparable period of 1999. Total overhead costs (capitalized and expensed general and administrative costs) were $7,285,000 in the second quarter of 2000 compared to $5,748,000 in the comparable period of 1999. The increase was due primarily to higher employee related costs and professional service costs. The amount capitalized of $2,815,000 in the second quarter of 2000 increased 51% from the corresponding 1999 period due primarily to increased overhead costs and higher capitalization rates associated with international projects.

         Depreciation and depletion expense increased 8% to $23,443,000 in the second quarter of 2000 from $21,767,000 in the second quarter of 1999. On a per-unit basis, depletion expense was approximately $1.10 per MCFE in the second quarter of 2000 compared to $.94 per MCFE in the corresponding 1999 period. The increase in the per-unit rate is due primarily to increased anticipated future development costs in the present inflationary environment for oilfield services.

         Other expense was $310,000 in the second quarter of 2000 compared to $683,000 in the second quarter of 1999.

         Interest expense decreased 9% to $9,448,000 in the second quarter of 2000 compared to $10,407,000 in the corresponding 1999 period, due primarily to lower bank debt balances.

         The foreign currency translation loss was $4,101,000 in the second quarter of 2000, compared to a gain of $4,301,000 in the second quarter of 1999. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6759 per $1.00 U.S. at June 30, 2000 compared to $.6899 at March 31, 2000. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         The extraordinary gain of $192,000 in the second quarter of 2000 resulted from the purchase of approximately $5,000,000 principal amount of 8 3/4% Notes at an average price of 92.6% of par value.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

         Net earnings for the first six months of 2000 were $17,155,000, or $.32 per basic and diluted common share compared to $4,493,000 or $.10 per basic and diluted common share in the first six months of 1999. The current period includes a noncash loss on foreign currency translation of $4,814,000 and an extraordinary gain on extinguishment of debt of $192,000. The 1999 period included a noncash gain on currency translation of $6,517,000. Exclusive of currency translation and the extraordinary gain, net earnings for the first six months of 2000 amounted to $21,777,000 compared to a net loss of $2,024,000 in the corresponding 1999 period.

         Marketing and processing revenue increased 27% to $102,718,000 in the first six months of 2000 from $80,846,000 in the first six months of 1999, while the related marketing and processing expense increased by 27% to $100,693,000 in the 2000 period from $79,135,000 in the previous year. The increase in marketing revenue and expense is due primarily to higher natural gas prices. The gross margin reported for marketing and processing activities of $2,025,000 in the first six months of 2000 was higher than the gross margin of $1,711,000 in the first six months of 1999. The increase in the gross margin resulted primarily from higher gas processing revenues in the United States.

         Oil and gas sales revenue increased by 27% to $114,234,000 in the first six months of 2000 from $89,919,000 in the first six months of 1999 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids in the first six months of 2000 decreased 11% from the comparable 1999 period due primarily to significantly higher production from Eugene Island Block 53 in the 1999 period. The average sales price received for natural gas and liquids during the first six months of 2000 increased 34% and 66%, respectively, compared to the average sales price received in the corresponding 1999 period.

         Oil and gas production expense of $20,367,000 in the first six months of 2000 decreased 14% from $23,703,000 in the comparable period of 1999, primarily as a result of fewer workovers in the Gulf Coast Region, offset in part by higher production taxes due to higher product prices. On an MCFE basis, production expense decreased approximately 4% in the first six months of 2000 to $.50 per MCFE from $.52 per MCFE in the first six months of 1999.

         The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                 Six Months Ended June 30, 2000
                                         --------------------------------------------------------------------
                                         Offshore    Onshore     Western      Total
                                          Gulf of     Gulf       United       United                   Total
                                          Mexico      Coast       States       U.S.     Canada        Company
                                         --------    -------     -------      ------    ------        -------
NATURAL GAS

  Production (MMCF)                       13,013       4,513       4,787      22,313      6,095        28,408
  Sales price received (per MCF)         $  3.13        3.04        2.66        3.01       2.15          2.82
  Effects of energy swaps (per MCF) (1)     (.17)       (.16)       (.14)       (.16)      (.12)         (.15)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per MCF)          $  2.96        2.88        2.52        2.85       2.03          2.67

LIQUIDS

Oil and condensate:
  Production (MBBLS)                         399         431          68         898        549         1,447
  Sales price received (per BBL)         $ 26.43       27.94       28.86       27.34      26.78         27.13
  Effects of energy swaps (per BBL)(1)     (6.65)      (7.03)      (7.26)      (6.88)     (6.74)        (6.83)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per BBL)          $ 19.78       20.91       21.60       20.46      20.04         20.30

Natural gas liquids:
  Production (MBBLS)                           -          90         280         370        212           582
  Average sales price (per BBL)          $     -       13.00       15.52       14.92      15.89         15.27

Total liquids production (MBBLS)             399         521         348       1,268        761         2,029
Average liquids sales price (per BBL)    $ 19.79       19.55       16.71       18.84      18.88         18.86

TOTAL PRODUCTION:
Production volumes (MMCFE)                15,407       7,639       6,875      29,921     10,661        40,582
Average sales price (per MCFE)           $  3.01        3.04        2.60        2.92       2.50          2.81
Operating expense (per MCFE)                 .37         .84         .42         .50        .50           .50
                                         -------     -------     -------      ------     ------       -------
Netback (per MCFE)                       $  2.64        2.20        2.18        2.42       2.00          2.31
                                         =======     =======     =======      ======     ======       =======


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 12,868 MMCF in the six months ended June 30, 2000. Hedged oil and condensate volumes were 1,239,000 barrels in the six months ended June 30, 2000. The aggregate net loss under energy swap agreements was $14,191,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                 Six Months Ended June 30, 1999
                                         --------------------------------------------------------------------
                                         Offshore    Onshore     Western      Total
                                          Gulf of     Gulf       United       United                   Total
                                          Mexico      Coast       States       U.S.     Canada        Company
                                         --------    -------     -------      ------    ------        -------
NATURAL GAS

  Production (MMCF)                       15,530       5,398       5,352      26,280      6,465        32,745
  Sales price received (per MCF)         $  2.01        1.97        1.81        1.97       1.40          1.85
  Effects of energy swaps (per MCF) (1)      .18         .24         .16         .18       (.05)          .14
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per MCF)          $  2.19        2.21        1.97        2.15       1.35          1.99

LIQUIDS

Oil and condensate:
  Production (MBBLS)                         466         404         110         980        623         1,603
  Sales price received (per BBL)         $ 11.87       14.26       14.46       13.14      12.96         13.06
  Effects of energy swaps (per BBL)(1)         -       (1.22)          -        (.50)      (.18)         (.37)
                                         -------     -------     -------      ------     ------       -------
  Average sales price (per BBL)          $ 11.87       13.04       14.46       12.64      12.78         12.69

Natural gas liquids:
  Production (MBBLS)                           5          90         258         353        218           571
  Average sales price (per BBL)          $  7.40        7.39        7.05        7.14       8.23          7.56

Total liquids production (MBBLS)             471         494         368       1,333        841         2,174
Average liquids sales price (per BBL)    $ 11.82       12.01        9.27       11.19      11.60         11.35


TOTAL PRODUCTION:
Production volumes (MMCFE)                18,356       8,362       7,560      34,278     11,511        45,789
Average sales price (per MCFE)           $  2.16        2.14        1.84        2.09       1.61          1.96
Operating expense (per MCFE)                 .38        1.03         .34         .53        .49           .52
                                         -------     -------     -------      ------     ------       -------
Netback (per MCFE)                       $  1.78        1.11        1.50        1.56       1.12          1.44
                                         =======     =======     =======      ======     ======       =======


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

         General and administrative expense increased 2% to $8,103,000 in the first six months of 2000 compared to $7,981,000 in the comparable period of 1999. Total overhead costs (capitalized and expensed general and administrative costs) were $13,799,000 in the first six months of 2000 compared to $12,043,000 in the comparable period of 1999. The increase was due primarily to higher employee related costs, offset partially by an insurance dividend in the 2000 period. The amount capitalized of $5,696,000 in the first six months of 2000 increased 40% from the corresponding 1999 period due primarily to increased overhead costs and higher capitalization rates associated with international projects.

         The following table summarizes the total overhead costs incurred during the periods:

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                     June 30,
                                                    -------------------          -------------------
                                                     2000          1999           2000         1999
                                                    -------        -----         ------       ------
                                                                      (In Thousands)
         Overhead costs capitalized                 $ 2,815        1,865          5,696        4,062
         General and administrative costs
           expensed (1)                               4,470        3,883          8,103        7,981
                                                    -------        -----         ------       ------
              Total overhead costs                  $ 7,285        5,748         13,799       12,043
                                                    =======        =====         ======       ======


(1) Includes $389,000 and $653,000 related to marketing and processing operations for the three month periods ended June 30, 2000 and 1999, respectively, and $769,000 and $1,305,000 for the six month periods ended June 30, 2000 and 1999, respectively.


         Depreciation and depletion expense increased 3% to $45,554,000 in the first six months of 2000 from $44,366,000 in the first six months of 1999. On a per-unit basis, depletion expense was approximately $1.08 per MCFE in the first six months of 2000 compared to $.94 per MCFE in the corresponding 1999 period. The increase in the per-unit rate is due primarily to increased anticipated future development costs in the present inflationary environment for oilfield services.

         Other expense was $214,000 in the first six months of 2000 compared to other income of $2,555,000 in the first six months of 1999. The 1999 period includes a gain of approximately $2,500,000 from the sale of a gas processing facility and a gain of approximately $780,000 from the sale of an investment.

         Interest expense decreased 12% to $18,524,000 in the first six months of 2000 compared to $21,064,000 in the corresponding 1999 period, due primarily to lower bank debt balances, offset in part by additional interest related to our 10 1/2% Notes which were issued in February, 1999.

         The foreign currency translation loss was $4,814,000 in the first six months of 2000, compared to a gain of $6,517,000 in the first six months of 1999. The value of the Canadian dollar was $.6759 per $1.00 U.S. at June 30, 2000 compared to $.6924 at December 31, 1999.

         The extraordinary gain on extinguishment of debt in the first six months of 2000 resulted from the purchase of approximately $5,000,000 principal amount of 8 3/4% Notes at 92.6% of par value.

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

         In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have 5 offshore Gulf of Mexico wells whose combined production currently represents approximately 27% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

         MERGER WITH FORCENERGY, INC. On July 10, 2000, Forest and Forcenergy jointly announced a proposed merger. Under the merger agreement, Forcenergy common stockholders will receive 1.6 Forest common shares for each share of Forcenergy common stock they own. Forest will also exchange its common shares for Forcenergy's outstanding preferred stock, at a ratio of 68.6141 Forest common shares for each $1,000 principal amount of Forcenergy preferred stock. The exchange ratios are subject to adjustment if a proposed 1-for-2 reverse stock split of Forest common shares is approved. The transaction is subject to approval by the shareholders of both companies and customary regulatory approval. The merger will be accounted for under the pooling of interests method.

         BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. At July 31, 2000 the maximum credit facility allocations in the United States and Canada are $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

         At June 30, 2000, the outstanding borrowings under the global credit facility were $65,000,000 in the U.S. and $36,499,000 in Canada. At July 31, 2000, the outstanding borrowings were $71,000,000 in the U.S. and $33,771,000 in Canada, with an average effective interest rate of 7.6%. At July 31, 2000 Forest had also used the global credit facility for letters of credit in the amount of $747,000 in the United States and $1,645,000 CDN in Canada.

         In connection with the merger with Forcenergy, the Company is negotiating a new $600 million senior credit facility with a $500 million secured borrowing base, lead by The Chase Manhattan Bank. This facility will replace the existing senior facilities of both Forest and Forcenergy. At June 30, 2000 Forcenergy had an outstanding bank balance of $231 million and Forest had an outstanding bank balance of $65 million in the U.S. and $36 million in Canada. The senior facility will become effective upon the consummation of the merger of Forest and Forcenergy.

         WORKING CAPITAL. Forest had a working capital surplus of approximately $11,127,000 at June 30, 2000 compared to a deficit of approximately $14,817,000 at December 31, 1999. The increase in working capital is due primarily to an increase in revenue receivables due to higher product prices. Periodically, however, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

         CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $47,786,000 in the first six months of 2000 compared to $40,086,000 in the first six months of 1999. The increase was due primarily to higher oil and gas revenue. We used $67,839,000 for investing activities in 2000 compared to $34,851,000 in 1999. Cash used in the 2000 period was greater than the cash used in the 1999 period due primarily to increased acquisition and development activities. Net cash provided by financing activities in 2000 was $23,681,000 compared to net cash used of $6,194,000 in 1999. The 2000 period included $29,733,000 of net bank borrowings. The 1999 period included net repayments of bank borrowings of $102,629,000 offset partially by net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes.

         CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first six months of 2000 and 1999 were as follows:

                                                                        Six Months Ended
                                                                --------------------------------
                                                                June 30, 2000      June 30, 1999
                                                                -------------      -------------
                                                                         (In Thousands)
       Property acquisition costs:
           Proved properties                                     $   13,758             (1,169)
           Undeveloped properties                                        (1)                79
                                                                 ----------           --------
                                                                     13,757             (1,090)

       Exploration costs:
           Direct costs                                              24,852             27,813
           Overhead capitalized                                       2,439              1,539
                                                                 ----------           --------
                                                                     27,291             29,352

       Development costs:
           Direct costs                                              28,586             16,582
           Overhead capitalized                                       3,257              2,523
                                                                 ----------           --------
                                                                     31,843             19,105
                                                                 ----------           --------
                                                                 $   72,891             47,367
                                                                 ==========           ========

         Forest's anticipated capital expenditures for 2000 are approximately $165,000,000, including capitalized overhead of approximately $10,600,000. We intend to meet our 1999 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

       In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At June 30, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 2.8 BCF of natural gas through the remainder of 2000 at an average price of $2.37 CDN per MCF and approximately 5.5 BCF of natural gas in 2001 at an average price of approximately $2.45 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.

         HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled on a monthly basis. As of August 1, 2000 Forest had the following swaps in place:

                                                        Natural Gas                            Oil
                                                 -------------------------         --------------------------
                                                                 Average                             Average
                                                 BBTU's       Hedged Price         Barrels        Hedged Price
                                                 Per Day       Per Mmbtu           Per Day           Per Bbl
                                                 -------      ------------         -------         -----------
   July through December 2000                      53.7           $  2.53           1,400            $  21.88
   2001                                            22.9           $  2.54               -            $      -
   2002                                            16.7           $  2.48               -            $      -


         In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. As of August 1, 2000 Forest had the following collars in place:

                                                                           Natural Gas
                                                 -------------------------------------------------------------
                                                 Average Floor          Average Ceiling
                                                     Price                   Price              BBTU's Per Day
                                                 -------------          ---------------         --------------
   July through December 2000                       $  2.75                    $2.90                   3.3


                                                                                Oil
                                                 -------------------------------------------------------------
                                                 Average Floor          Average Ceiling
                                                     Price                   Price              Barrels Per Day
                                                 -------------          ---------------         --------------
   July through December 2000                       $ 18.19                  $  20.93                3,500
   2001                                             $ 21.58                  $  27.00                1,500


         RECENT ACCOUNTING PRONOUNCEMENTS. In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company does not expect the impact on its financial position or results of operations to be material.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released
SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  * Exhibit 27       Financial Data Schedule.

* Filed with this report.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by Forest during the second quarter of 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FOREST OIL CORPORATION
                                                 (Registrant)



Date:  August 14, 2000                        /s/ Joan C. Sonnen
                                     -------------------------------------
                                                Joan C. Sonnen
                             Vice President - Controller and Corporate Secretary
                                     (Signed on behalf of the registrant)



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