Form 10-K/A
period 1999-12-31
FOREST OIL CORP
filed 2000-11-03
CIK 38079

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

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
                                     PART I

Item 1.           Business                                                                                  1

Item 2.           Properties                                                                               17


                                     PART II

Item 7.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                23

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                               32

Item 8.           Financial Statements and Supplementary Data                                              33

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                 33


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

       -      the price of oil and gas imports; and

       -      overall economic conditions.


HEDGING TRANSACTIONS MAY LIMIT OUR POTENTIAL GAINS. In order to manage our exposure to price risks in the marketing of our oil and natural gas, we enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedges are limited in life, usually for periods of one year or less. While intended to reduce the effects of volatile oil and gas prices, such transactions may limit our potential gains if oil and gas prices were to rise substantially over the price established by the arrangements. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

-   our production is less than expected;

- there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

-   the counterparties to our future contracts fail to perform the contracts.

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


Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. In certain situations, hydrocarbon reservoirs underlying our properties may extend beyond the boundaries of our own acreage to adjacent acreage owned by others. In this case, our properties may also be susceptible to hydrocarbon drainage from production by the operators on those adjacent properties. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenue, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. Such variances may be material.


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


WE MAY NOT BE ABLE TO REPLACE PRODUCTION WITH NEW RESERVES. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are relatively slow. Production from Gulf of Mexico reservoirs represented approximately 39% of our total production in 1999. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful exploration and development activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.


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


OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL DEVELOPMENTS. We have significant oil and gas operations in Canada. The expenses of such operations, which represent approximately 27% of consolidated cash costs of oil and gas operations, are payable in Canadian dollars. Most of the revenue from Canadian natural gas and oil sales, which represents 22% of total oil and gas revenue, is based upon U.S. dollars price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollars. Forest is also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. We have also acquired additional oil and gas assets in other countries. Although there are no material operations in these countries, our foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries.


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


OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS U.S. AND NON U.S. GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS. Our oil and gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the Oil Pollution Act of 1990 requires operators of offshore facilities to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under such law and other federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for such spills of oil and other regulated substances, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. U.S. and non-U.S. laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.


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

DELIVERY COMMITMENTS


Approximately 83% of Canadian Forest's natural gas production was sold through the ProMark Netback Pool in 1999. At December 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.4 BCF of natural gas in 2000 at an average price of $2.36 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999, Canadian Forest supplied 34% of the gas for the Netback Pool.


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


Oil and gas sales revenue increased by 12% to $190,975,000 in 1999 from $170,740,000 in 1998 due primarily to higher natural gas and liquids prices. The average sales prices received for natural gas and liquids in 1999 increased 11% and 14%, respectively, compared to the average sales prices received in 1998. Production volumes for natural gas and liquids on an MCFE basis were less than 1% higher in 1999 compared to 1998. Increases in natural gas production in the Offshore Gulf of Mexico and in the Western region of the United States were offset by declines in the Onshore Gulf Coast and in Canada. The increases were attributable to 1998 discoveries in the Gulf of Mexico and to a full year of operations for the Anschutz Ranch property acquired in mid-1998. In the Onshore Gulf Coast region, production declines were steeper than previously expected. Canadian production was affected by delays in bringing new production online in the Northwest Territories and by the effects of property dispositions.


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


Income tax benefits of $2,514,000 and $25,818,000 in 1999 and 1998, respectively, and income tax expense of $3,293,000 in 1997 are attributable primarily to Forest's Canadian operations. The decrease in the tax benefit in 1999 compared to 1998 resulted from improvement in Canadian operations in 1999 resulting from higher commodity prices. The benefit recorded in the 1998 period related primarily to a writedown of Canadian oil and gas assets in 1998.



There was an income tax benefit of $25,818,000 reported in 1998 compared to tax expense of $3,293,000 in 1997. This fluctuation was the result of the 1998 writedown in Canadian oil and gas assets as well as an increase in interest expense in Canada in 1998 compared to 1997.



The tax expense associated with United States operations was offset by a decrease in the valuation allowance in 1999. The valuation allowance decreased $5,103,000 from the 1998 period as a result of taxable earnings reported by Forest's United States operations. The 1998 valuation allowance increased $30,061,000 from the 1997 period as a result of a writedown of United States oil and gas assets.


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

COMMODITY PRICE RISK

Forest produces and sells natural gas, crude oil and natural gas liquids for its own account in the United States and Canada and, through ProMark, its marketing subsidiary, markets natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps and other financial instruments. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbon. We use the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities. ProMark also enters into trading activities on a limited basis in Canada.


LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. The ProMark Netback Pool is operated by ProMark, Forest's marketing subsidiary. At December 31, 1999 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.4 BCF of natural gas in 2000 at an average price of $2.36 CDN per MCF and approximately 5.3 BCF of natural gas in 2001 at an average price of approximately $2.43 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.


In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .4 BCF of natural gas in 2000 at a fixed price of approximately $3.18 CDN per MCF and .5 BCF of natural gas in 2001 at a fixed price of approximately $3.30 CDN per MCF.


HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled in cash on a monthly basis. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of March 17, 2000 Forest had the following swaps in place:


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


In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. Collars are also settled in cash on a monthly basis. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, we also establish a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the collar price on the hedged production. As of March 17, 2000 Forest had collars in place for 2000 covering 5.8 BBTU's of natural gas per day with an average floor price of $2.79 per MMBTU and an average ceiling price of $3.03 per MMBTU, and 3,500 barrels of oil per day with an average floor price of $18.19 per barrel and an average ceiling price of $20.93 per barrel.


The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 17, 2000 there were basis swaps in place with weighted average volumes of 42,091 MMBTU's per day in 2000 and 14,151 MMBTU's per day in 2001.


Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements which meet our criteria. Hedging arrangements covered 51%, 33% and 29% of our consolidated production, on an equivalent basis, during the years ended December 31, 1999, 1998 and 1997, respectively. Information with respect to the volume of production hedged during these periods and the aggregate net gain or loss recognized on hedging instruments is disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the effect of hedging arrangements on the average price received for natural gas and oil.

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
                                           ========     ========     ========    ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED DECEMBER 31,
                                                                                1999          1998          1997
                                                                              -------       --------      --------
                                                                                         (In Thousands)
Cash flows from operating activities:

    Net earnings (loss) before preferred dividends and extraordinary items  $  19,641      (197,786)         3,089
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
         Depreciation and depletion                                            88,190       100,105         79,991
         Impairment of oil and gas properties                                       -       199,500              -
         Amortization of deferred debt costs                                    1,341           902            942
         Translation (gain) loss on subordinated debt                         (10,561)        8,320          4,051
         Deferred income tax expense (benefit)                                    407       (27,090)         2,586
         Other, net                                                            (3,529)         (698)           727
         (Increase) decrease in accounts receivable                            (4,949)        8,539         (5,954)
         (Increase) decrease in other current assets                           (3,304)        1,663         (5,168)
         Increase (decrease) in accounts payable                               18,244       (13,809)        (1,403)
         Increase (decrease) in accrued interest and other current liabilities  5,033         9,798         (9,970)
         Settlement of volumetric production payment obligation                     -             -         (6,832)
         Amortization of deferred revenue                                           -             -         (1,524)
                                                                             --------      --------       --------
               Net cash provided by operating activities                      110,513        89,444         60,535

Cash flows from investing activities:

       Capital expenditures for property and equipment                       (125,083)     (374,378)      (156,799)
       Proceeds from sale of assets                                            20,471        10,302          9,669
       Increase in other assets, net                                           (1,034)       (1,218)        (4,508)
                                                                             --------      --------       --------
               Net cash used by investing activities                         (105,646)     (365,294)      (151,638)

Cash flows from financing activities:
       Proceeds from bank borrowings                                          112,427       464,088        279,068
       Repayments of bank borrowings                                         (338,192)     (276,468)      (226,009)
       Repayments of production payment obligation                                  -           (58)        (2,592)
       Issuance of 10 1/2% senior subordinated notes, net of issuance costs    98,561             -              -
       Redemption of 11 1/4% senior subordinated notes                         (9,083)            -       (100,303)
       Issuance of 8 3/4% senior subordinated notes, net of issuance costs          -        74,589        121,479
       Proceeds of common stock offering, net of offering costs               131,188             -              -
       Proceeds from exercise of options and warrants                           1,589             -         32,461
       Proceeds from capital stock issued, net                                      -             -          2,817
       Costs of preferred stock conversion                                          -             -           (800)
       Payment of preferred stock dividends                                         -             -           (540)
       Decrease in other liabilities, net                                      (1,629)       (1,197)        (4,348)
                                                                             --------      --------       --------
               Net cash provided (used) by financing activities                (5,139)      260,954        101,233

Effect of exchange rate changes on cash                                            12           120           (565)
                                                                             --------      --------       --------
Net increase (decrease) in cash and cash equivalents                             (260)      (14,776)         9,565

Cash and cash equivalents at beginning of year                                  3,415        18,191          8,626
                                                                             --------      --------       --------
Cash and cash equivalents at end of year                                    $   3,155         3,415         18,191
                                                                             ========      ========       ========


Cash paid (refunded) during the year for:
    Interest                                                                $  42,596        35,534         20,999
    Income taxes                                                            $    (101)        1,172          4,105



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



Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.


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


During 1998 and 1997, the Company issued 15,927 and 17,617 shares, respectively, of restricted Common Stock to officers and employees as a portion of the bonuses earned pursuant to the Business Unit Annual Incentive Plans for the years ended December 31, 1997 and 1996. Bonuses earned under the 1999 Business Unit Annual Incentive Plan amounted to approximately $718,000, 50% of which was paid in the form of restricted Common Stock subsequent to December 31, 1999. All of the shares issued vested immediately upon issuance, but are subject to a two-year restriction on transfer.


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


                                                                                   DECEMBER 31, 1999
                                                                         ------------------------------------
                                                                           UNITED
                                                                            STATES      CANADA        TOTAL
                                                                           -------      ------        -----
                                                                                    (IN THOUSANDS)
    FUTURE OIL AND GAS SALES                                            $ 1,431,300      444,147    1,875,447
    FUTURE PRODUCTION AND DEVELOPMENT COSTS                                (486,637)    (136,168)    (622,805)
    FUTURE INCOME TAXES                                                    (114,101)     (68,792)    (182,893)
                                                                          ---------    ---------    ---------
    FUTURE NET CASH FLOWS                                                   830,562      239,187    1,069,749
    10% ANNUAL DISCOUNT FOR ESTIMATED TIMING OF CASH FLOWS                 (334,966)     (84,690)    (419,656)
                                                                          ---------    ---------    ---------

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS            $   495,596      154,497      650,093
                                                                          =========    =========    =========



Present value of future net cash flows before income taxes was $542,472,000 in the United States and $189,405,000 in Canada at December 31, 1999.

FOREST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

(14)      SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES
          (UNAUDITED)    (CONTINUED):
--------------------------------------------------------------------------------

(E)  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (CONTINUED)


                                                                                   December 31, 1998
                                                                         -------------------------------------
                                                                           United
                                                                           States       Canada         Total
                                                                          --------      ------         -----
                                                                                    (In Thousands)
    Future oil and gas sales                                            $ 1,081,183      334,242    1,415,425
    Future production and development costs                                (396,423)    (137,711)    (534,134)
    Future income taxes                                                     (18,327)     (38,910)     (57,237)
                                                                          ---------    ---------    ---------
    Future net cash flows                                                   666,433      157,621      824,054
    10% annual discount for estimated timing of cash flows                 (240,071)     (61,152)    (301,223)
                                                                          ---------    ---------    ---------
    Standardized measure of discounted future net cash flows            $   426,362       96,469      522,831
                                                                          =========    =========    =========



Present value of future net cash flows before income taxes was $433,555,000 in the United States and $113,921,000 in Canada at December 31, 1998.



                                                                                   December 31, 1997
                                                                          -----------------------------------
                                                                           United
                                                                            States      Canada         Total
                                                                           --------     ------         -----
                                                                                    (In Thousands)
    Future oil and gas sales                                            $   759,556      470,121    1,229,677
    Future production and development costs                                (273,850)    (193,733)    (467,583)
    Future income taxes                                                     (45,911)     (57,981)    (103,892)
                                                                           --------     --------    ---------
    Future net cash flows                                                   439,795      218,407      658,202
    10% annual discount for estimated timing of cash flows                 (150,495)     (68,137)    (218,632)
                                                                           --------     --------    ---------
    Standardized measure of discounted future net cash flows            $   289,300      150,270      439,570
                                                                           ========     ========    =========



Present value of future net cash flows before income taxes was $309,199,000 in the United States and $177,307,000 in Canada at December 31, 1997.

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