Form 10-Q
period 2000-09-30
FOREST OIL CORP
filed 2000-11-14
CIK 38079

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

            Yes /X/     No / /

                                                                Number of Shares
                                                                   Outstanding
Title of Class of Common Stock                                  October 31, 2000
------------------------------                                  ----------------
Common Stock, Par Value $.10 Per Share                             53,958,635

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                  September 30,        December 31,
                                                     2000                  1999
                                                  -------------        ------------
                                                           (In Thousands)
ASSETS
Current assets:
      Cash and cash equivalents                    $   7,807              3,155
      Accounts receivable                             90,843             64,719
      Other current assets                            23,149              3,484
                                                   ---------            -------
               Total current assets                  121,799             71,358

Net property and equipment, at cost                  738,462            697,616

Goodwill and other intangible assets, net             19,830             22,092

Other assets                                           9,074              8,986
                                                   ---------            -------
                                                   $ 889,165            800,052
                                                   =========            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                             $  93,706             72,589
      Accrued interest                                 3,172             10,105
      Other current liabilities                        2,586              3,481
                                                   ---------            -------
               Total current liabilities              99,464             86,175

Long-term debt                                       414,447            371,680
Other liabilities                                     12,289             14,262
Deferred income taxes                                 12,417              8,951

Shareholders' equity:
      Common stock                                     5,428              5,381
      Capital surplus                                725,991            721,832
      Accumulated deficit                           (367,071)          (396,007)
      Accumulated other comprehensive loss           (10,534)           (11,774)
      Treasury stock, at cost                         (3,266)              (448)
                                                   ---------            -------
               Total shareholders' equity            350,548            318,984
                                                   ---------            -------
                                                   $ 889,165            800,052
                                                   =========            =======

     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                           --------------------------------       -------------------------------
                                                               2000                1999              2000               1999
                                                            ---------             ------            -------            -------
                                                                     (In Thousands Except Production and Per Share Amounts)
PRODUCTION
     Natural gas (mmcf)                                        13,889             15,485             42,297             48,230
                                                            =========             ======            =======            =======
     Oil, condensate and natural gas
        liquids (thousands of barrels)                          1,073              1,134              3,102              3,308
                                                            =========             ======            =======            =======
STATEMENTS OF CONSOLIDATED OPERATIONS
     Revenue:
        Marketing and processing                            $  67,973             42,414            170,691            123,260
        Oil and gas sales:
           Gas                                                 42,494             35,119            118,465            100,372
           Oil, condensate and natural gas liquids             24,449             15,601             62,712             40,267
                                                            ---------             ------            -------            -------
               Total oil and gas sales                         66,943             50,720            181,177            140,639
                                                            ---------             ------            -------            -------
                  Total revenue                               134,916             93,134            351,868            263,899
     Operating expenses:
           Marketing and processing                            67,162             41,438            168,282            120,572
           Oil and gas production                              11,791             10,386             31,731             34,089
           General and administrative                           4,489              4,031             12,592             12,012
           Depreciation and depletion                          24,011             22,203             69,565             66,569
                                                            ---------             ------            -------            -------
                  Total operating expenses                    107,453             78,058            282,170            233,242
                                                            ---------             ------            -------            -------
Earnings from operations                                       27,463             15,076             69,698             30,657

Other income and expense:
     Other (income) expense, net                                  494                129                708             (2,425)
     Interest expense                                           9,697             10,820             28,221             31,884
     Translation (gain) loss on subordinated debt               2,824               (755)             7,638             (7,272)
                                                            ---------             ------            -------            -------
                  Total other income and expense               13,015             10,194             36,567             22,187
                                                            ---------             ------            -------            -------
Earnings before income taxes and extraordinary item            14,448              4,882             33,131              8,470

Income tax expense (benefit):
     Current                                                      325                (17)               631                (98)
     Deferred                                                   2,342               (505)             3,756             (1,329)
                                                            ---------             ------            -------            -------
                                                                2,667               (522)             4,387             (1,427)
                                                            ---------             ------            -------            -------
Earnings before extraordinary item                             11,781              5,404             28,744              9,897

Extraordinary item - gain (loss) on extinguishment
      of debt                                                    --                 (598)               192               (598)
                                                            ---------             ------            -------            -------
Net earnings                                                $  11,781              4,806             28,936              9,299
                                                            =========             ======            =======            =======
Weighted average number of common shares
      outstanding                                              53,745             48,556             53,856             45,967
                                                            =========             ======            =======            =======
Basic earnings per common share:
      Earnings attributable to common stock
         before extraordinary item                          $     .22                .11                .54                .21
      Extraordinary item - loss on
         extinguishment of debt                                  --                 (.01)              --                 (.01)
                                                            ---------             ------            -------            -------
      Earnings attributable to common stock                 $     .22                .10                .54                .20
                                                            =========             ======            =======            =======


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED) (CONTINUED)

                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                   --------------------------------       -------------------------------
                                                      2000                1999              2000               1999
                                                   ---------             ------            -------            -------
                                                             (In Thousands Except Production and Per Share Amounts)

Diluted earnings per common share:
      Earnings attributable to common stock
         before extraordinary item                  $   .22                  .11               .53                 .21
      Extraordinary item - loss on
         extinguishment of debt                      --                     (.01)            --                   (.01)
                                                    -------               ------            -------            -------
      Earnings attributable to common stock         $   .22                  .10                .53                .20
                                                    =======               ======            =======            =======


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                         2000                1999
                                                                                       ---------           --------
                                                                                               (In Thousands)
Cash flows from operating activities:
     Net earnings before extraordinary item                                            $  28,744              9,897
     Adjustments to reconcile net earnings before extraordinary item to net cash provided by operating activities:
         Depreciation and depletion                                                       69,565             66,569
         Amortization of deferred debt costs                                               1,114                958
         Translation loss (gain) on subordinated debt                                      7,638             (7,272)
         Deferred income tax expense (benefit)                                             3,756             (1,329)
         Stock compensation                                                                  502               --
         Other, net                                                                          (22)             (3,122)
         Increase in accounts receivable                                                 (30,725)            (2,589)
         Increase in other current assets                                                (16,344)            (5,163)
         Increase in accounts payable                                                     13,982              4,071
         Increase (decrease) in accrued interest and other current liabilities               812             (2,077)
                                                                                       ---------           --------
                       Net cash provided by operating activities                          79,022             59,943

Cash flows from investing activities:
     Capital expenditures for property and equipment                                    (123,171)           (83,313)
     Proceeds from sales of assets                                                         7,427             17,341
     Increase in other assets, net                                                        (1,760)              (506)
                                                                                       ---------           --------
                       Net cash used by investing activities                            (117,504)           (66,478)

Cash flows from financing activities:
     Proceeds from bank borrowings                                                       112,350             96,288
     Repayments of bank borrowings                                                       (63,253)          (309,485)
     Issuance of 10 1/2% senior subordinated notes, net of issuance costs                   --               98,561
     Redemption of 8 3/4% senior subordinated notes                                       (4,630)              --
     Redemption of 11 1/4% senior subordinated notes                                        --               (9,083)
     Proceeds of common stock offering, net of cost                                         --              131,188
     Proceeds from the exercise of options                                                 3,594              1,388
     Purchase of treasury stock                                                           (2,818)              --
     Decrease in other liabilities, net                                                   (2,133)            (2,453)
                                                                                       ---------           --------
                       Net cash provided by financing activities                          43,110              6,404

Effect of exchange rate changes on cash                                                       24                (20)
                                                                                       ---------           --------
Net increase (decrease) in cash and cash equivalents                                       4,652               (151)

Cash and cash equivalents at beginning of period                                           3,155              3,415
                                                                                       ---------           --------
Cash and cash equivalents at end of period                                             $   7,807              3,264
                                                                                       =========           ========
Cash paid (refunded) during the period for:
     Interest                                                                          $  33,755             39,945
     Income taxes                                                                      $  (3,404)              (177)


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements, and related notes thereto, filed with Forest's annual report on Form 10-K/A for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

     The components of total comprehensive earnings for the periods consist of net earnings, foreign currency translation and changes in the unfunded pension liability and are as follows:

                                    Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                                ------------------------          ----------------------
                                  2000             1999            2000            1999
                                -------           ------          ------          ------
                                                     (In Thousands)
Net earnings                    $11,781           4,806           28,936           9,299
Other comprehensive net
      earnings (loss)               478            (251)           1,240          (1,513)
                                -------           ------          ------          ------
Total comprehensive net
      earnings                  $12,259           4,555           30,176           7,786
                                =======           =====           ======          ======


(2)  NET PROPERTY AND EQUIPMENT

     Components of net property and equipment are as follows:

                                             September 30,          December 31,
                                                 2000                   1999
                                             ------------           -----------
                                                      (In Thousands)
Oil and gas properties                       $ 2,253,609            2,154,514
Buildings, transportation and
   other equipment                                18,484               14,593
                                             -----------           ----------
                                               2,272,093            2,169,107
Less accumulated depreciation,
   depletion and valuation allowance          (1,533,631)          (1,471,491)
                                             -----------           ----------
                                             $   738,462              697,616
                                             ===========           ==========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets recorded in the acquisition of Producer's Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

                                    September 30,       December 31,
                                        2000                1999
                                    ------------        ------------
                                            (In Thousands)
Goodwill                              $ 15,256            15,873
Gas marketing contracts                 13,310            13,848
                                      --------            ------
                                        28,566            29,721
Less accumulated amortization           (8,736)           (7,629)
                                      --------            ------
                                      $ 19,830            22,092
                                      ========            ======

     Goodwill is being amortized on a straight line basis over twenty years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(4)  LONG-TERM DEBT

     Components of long-term debt are as follows:

                                        September 30,     December 31,
                                            2000             1999
                                        ------------      -----------
                                               (In Thousands)
Global Credit Facility
      U.S. borrowings                     $ 85,100           39,500
      Canadian borrowings                   35,272           33,235
8 3/4% Senior Subordinated Notes           194,981          199,978
10 1/2% Senior Subordinated Notes           99,094           98,967
                                          --------          -------
                                          $414,447          371,680
                                          ========          =======

     The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the third quarter and first nine months of 2000, Forest reported noncash translation losses of approximately $2,824,000 and $7,638,000, respectively, compared to noncash translation gains of $755,000 and $7,272,000 in the third quarter and first nine months of 1999, respectively.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


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

     The following sets forth the calculation of basic and diluted earnings per share:

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                                 ----------------------          ----------------------
                                                                 2000(1)         1999(2)         2000(3)         1999(4)
                                                                 ------          ------          ------          ------
                                                                         (In Thousands Except Per Share Amounts)
Income before extraordinary item                                $11,781           5,404          28,744           9,897
                                                                =======          ======          ======          ======
Weighted average common shares outstanding
      during the period                                          53,745          48,556          53,856          45,967
         Add dilutive effects of employee stock options             853             813             646             280
                                                                -------          ------          ------          ------
Weighted average common shares outstanding
      including the effects of dilutive securities               54,598          49,369          54,502          46,247
                                                                =======          ======          ======          ======
Basic earnings per share before
      extraordinary item                                        $   .22             .11             .54             .21
                                                                =======          ======          ======          ======
Diluted earnings per share before
      extraordinary item                                        $   .22             .11             .53             .21
                                                                =======          ======          ======          ======


(1) At September 30, 2000, options to purchase 564,000 shares of common stock at prices ranging from $14.75 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 through 2010.

(2) At September 30, 1999, options to purchase 482,000 shares of common stock at prices ranging from $16.50 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2008.

(3) At September 30, 2000, options to purchase 1,191,700 shares of common stock at prices ranging from $12.38 to $25.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the periods. These options expire at various dates from 2002 through 2010.

(4) At September 30, 1999, options to purchase 1,663,560 shares of common stock at prices ranging from $11.25 to $25.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 to 2008.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


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

Three months ended September 30, 2000                        Oil and Gas Operations
                                      --------------------------------------------------------------------    Marketing
                                      Offshore     Onshore     Western     Total                                 and
                                       Gulf of     Gulf of      United     United                             Processing     Total
                                       Mexico       Mexico      States     States       Canada      Total       Canada      Company
                                      --------     -------     -------     -------      ------     -------    ---------     -------
                                                                                (In Thousands)
Revenue                               $ 26,412      12,998      12,505      51,915      15,377      67,292      67,624      134,916
Marketing and processing expense          --           237        --           237        --           237      66,925       67,162
Oil and gas production expense           3,718       2,711       1,905       8,334       3,457      11,791        --         11,791
General and administrative expense       1,113       1,024         958       3,095       1,090       4,185         304        4,489
Depreciation and depletion expense      10,020       5,108       3,417      18,545       4,574      23,119         815       23,934
                                      --------     -------     -------     -------     -------     -------     -------      -------
Earnings (loss) from operations       $ 11,561       3,918       6,225      21,704       6,256      27,960        (420)      27,540
                                      ========     =======     =======     =======     =======     =======     =======      =======
Capital expenditures                  $ 26,116         264       5,690      32,070      12,165      44,235        --         44,235
                                      ========     =======     =======     =======     =======     =======     =======      =======
Property and equipment, net           $144,100     261,184     104,368     509,652     192,848     702,500        --        702,500
                                      ========     =======     =======     =======     =======     =======     =======      =======

Information for Forest's reportable segments relates to the three months ended September 30, 2000 consolidated totals as follows:

                                                    (In Thousands)
                                                    --------------
EARNINGS BEFORE INCOME TAXES:

Earnings from operations for reportable segments      $  27,540
Administrative asset depreciation                           (77)
Other expense, net                                         (494)
Interest expense                                         (9,697)
Translation loss on subordinated debt                    (2,824)
                                                      ---------
Earnings before income taxes                          $  14,448
                                                      =========
CAPITAL EXPENDITURES:

Reportable segments                                   $  44,235
International interests                                   4,812
Administrative assets and other                             515
                                                      ---------
Total capital expenditures                            $  49,562
                                                      =========
PROPERTY AND EQUIPMENT, NET:

Reportable segments                                   $ 702,500
International interests                                  30,324
Administrative assets, net and other                      5,638
                                                      ---------
Total property and equipment, net                     $ 738,462
                                                      =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Three months ended September 30, 1999                       Oil and Gas Operations
                                      --------------------------------------------------------------------    Marketing
                                      Offshore     Onshore     Western     Total                                 and
                                       Gulf of     Gulf of      United     United                             Processing     Total
                                       Mexico       Mexico      States     States       Canada      Total       Canada      Company
                                      --------     -------     -------     -------      ------     -------    ---------     -------
                                                                                (In Thousands)

Revenue                               $ 20,806      11,052       8,091      39,949      11,076      51,025      42,109       93,134
Marketing and processing expense          --          --          --          --          --          --        41,438       41,438
Oil and gas production expense           2,736       1,811       2,100       6,647       3,739      10,386        --         10,386
General and administrative expense       1,126         922         636       2,684         712       3,396         635        4,031
Depreciation and depletion expense      10,248       4,947       2,221      17,416       4,064      21,480         519       21,999
                                      --------     -------     -------     -------      ------     -------     -------      -------
Earnings (loss) from operations       $  6,696       3,372       3,134      13,202       2,561      15,763        (483)      15,280
                                      ========     =======     =======     =======     =======     =======     =======      =======
Capital expenditures                  $ 11,100      11,406       2,049      24,555       8,463      33,018        --         33,018
                                      ========     =======     =======     =======     =======     =======     =======      =======
Property and equipment, net           $114,011     273,894     100,027     487,932     163,900     651,832        --        651,832
                                      ========     =======     =======     =======     =======     =======     =======      =======


Information for Forest's reportable segments relates to the three months ended September 30, 1999 consolidated totals as follows:

                                                    (In Thousands)
                                                    --------------
EARNINGS BEFORE INCOME TAXES:

Earnings from operations for reportable segments      $  15,280
Administrative asset depreciation                          (204)
Other income, net                                          (129)
Interest expense                                        (10,820)
Translation gain on subordinated debt                       755
                                                      ---------
Earnings before income taxes                          $   4,882
                                                      =========
CAPITAL EXPENDITURES:

Reportable segments                                   $  33,018
International interests                                   1,006
Administrative assets and other                             633
                                                      ---------
Total capital expenditures                            $  34,657
                                                      =========
PROPERTY AND EQUIPMENT, NET:

Reportable segments                                   $ 651,832
International interests                                  20,157
Administrative assets, net and other                      5,412
                                                      ---------
Total property and equipment, net                     $ 677,401
                                                      =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(6)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

Nine months ended September 30, 2000                          Oil and Gas Operations
                                      --------------------------------------------------------------------    Marketing
                                      Offshore     Onshore     Western     Total                                 and
                                       Gulf of     Gulf of      United     United                             Processing     Total
                                       Mexico       Mexico      States     States       Canada      Total       Canada      Company
                                      --------     -------     -------     -------      ------     -------    ---------     -------
                                                                                (In Thousands)
Revenue                               $ 72,960      36,581      30,381     139,922      42,097     182,019     169,849      351,868
Marketing and processing expense          --           664        --           664        --           664     167,618      168,282
Oil and gas production expense           9,427       8,675       4,806      22,908       8,823      31,731        --         31,731
General and administrative expense       2,980       3,085       2,380       8,445       3,074      11,519       1,073       12,592
Depreciation and depletion expense      29,481      15,979       8,114      53,574      13,387      66,961       1,801       68,762
                                      --------     -------     -------     -------      ------     -------     -------      -------
Earnings (loss) from operations       $ 31,072       8,178      15,081      54,331      16,813      71,144        (643)      70,501
                                      ========     =======     =======     =======     =======     =======     =======      =======
Capital expenditures                  $ 59,129       5,450      12,412      76,991      36,622     113,613        --        113,613
                                      ========     =======     =======     =======     =======     =======     =======      =======
Property and equipment, net           $144,100     261,184     104,368     509,652     192,848     702,500        --        702,500
                                      ========     =======     =======     =======     =======     =======     =======      =======

Information for Forest's reportable segments relates to the nine months ended September 30, 2000 consolidated totals as follows:

                                                    (In Thousands)
                                                    --------------
EARNINGS BEFORE INCOME TAXES:

Earnings from operations for reportable segments      $  70,501
Administrative asset depreciation                          (803)
Other expense, net                                         (708)
Interest expense                                        (28,221)
Translation loss on subordinated debt                    (7,638)
                                                      ---------
Earnings before income taxes                          $  33,131
                                                      =========
CAPITAL EXPENDITURES:

Reportable segments                                   $ 113,613
International interests                                   8,325
Administrative assets and other                           1,233
                                                      ---------
Total capital expenditures                            $ 123,171
                                                      =========
PROPERTY AND EQUIPMENT, NET:

Reportable segments                                   $ 702,500
International interests                                  30,324
Administrative assets, net and other                      5,638
                                                      ---------
Total property and equipment, net                     $ 738,462
                                                      =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(6)  Business and Geographical Segments, continued

Nine months ended September 30, 1999                        Oil and Gas Operations
                                      --------------------------------------------------------------------    Marketing
                                      Offshore     Onshore     Western     Total                                 and
                                       Gulf of     Gulf of      United     United                             Processing     Total
                                       Mexico       Mexico      States     States       Canada      Total       Canada      Company
                                      --------     -------     -------     -------      ------     -------    ---------     -------
                                                                                (In Thousands)
Revenue                               $ 60,644      28,932      22,022     111,598      29,540     141,138     122,761      263,889
Marketing and processing expense          --          --          --          --          --          --       120,572      120,572
Oil and gas production expense           9,630      10,406       4,693      24,729       9,360      34,089        --         34,089
General and administrative expense       3,487       2,627       1,832       7,946       2,126      10,072       1,940       12,012
Depreciation and depletion expense      32,898      13,121       6,556      52,575      11,794      64,369       1,464       65,833
                                      --------     -------     -------     -------      ------     -------     -------      -------
Earnings from operations              $ 14,629       2,778       8,941      26,348       6,260      32,608      (1,215)      31,393
                                      ========     =======     =======     =======     =======     =======     =======      =======
Capital expenditures                  $ 18,913      26,498       4,435      49,846      25,752      75,598        --         75,598
                                      ========     =======     =======     =======     =======     =======     =======      =======
Property and equipment, net           $114,011     273,894     100,027     487,932     163,900     651,832        --        651,832
                                      ========     =======     =======     =======     =======     =======     =======      =======

Information for Forest's reportable segments relates to the nine months ended September 30, 1999 consolidated totals as follows:

                                                    (In Thousands)
                                                    --------------
EARNINGS BEFORE INCOME TAXES:

Earnings from operations for reportable segments      $  31,393
Administrative asset depreciation                          (736)
Other income, net                                         2,425
Interest expense                                        (31,884)
Translation gain on subordinated debt                     7,272
                                                      ---------
Earnings before income taxes                          $   8,470
                                                      =========

CAPITAL EXPENDITURES:

Reportable segments                                   $  75,598
International interests                                   5,777
Administrative assets and other                           1,938
                                                      ---------
Total capital expenditures                            $  83,313
                                                      =========
PROPERTY AND EQUIPMENT, NET:

Reportable segments                                   $ 651,832
International interests                                  20,157
Administrative assets, net and other                      5,412
                                                      ---------
Total property and equipment, net                     $ 677,401
                                                      =========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


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

     The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and September 30, 1999. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2000

                                                              Canadian        Producers                     Consolidated
                                             Forest Oil      Forest Oil       Marketing     Eliminating      Forest Oil
                                            Corporation         Ltd.             Ltd.         Entries       Corporation
                                            -----------      ----------       ---------     -----------     -----------
                                                                            (In Thousands)
ASSETS
Current assets:
      Cash and cash equivalents             $   5,494            (242)          2,555            --             7,807
      Accounts receivable                      53,154          10,308          27,381            --            90,843
      Other current assets                     21,950           1,010             189            --            23,149
                                            ---------         -------          ------         -------         -------
            Total current assets               80,598          11,076          30,125            --           121,799

Net property and equipment,
   at cost, full cost method                  550,235         188,154              73            --           738,462

Goodwill and other intangible
   assets, net                                   --              --            19,830            --            19,830

Intercompany investments                       25,433          25,713            --           (51,146)           --

Other assets                                    6,380           2,694            --              --             9,074
                                            ---------         -------          ------         -------         -------
                                            $ 662,646         227,637          50,028         (51,146)        889,165
                                            =========         =======          ======         =======         =======
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                      $  52,909          13,040          27,757            --            93,706
      Accrued interest                          2,422             750            --              --             3,172
      Other current liabilities                 2,015             566               5            --             2,586
                                            ---------         -------          ------         -------         -------
            Total current liabilities          57,346          14,356          27,762            --            99,464

Long-term debt                                184,194         230,253            --              --           414,447
Other liabilities                              12,318             (29)           --              --            12,289
Deferred income taxes                            --            24,113         (11,696)           --            12,417

Shareholders' equity:
      Common stock                              5,428          25,433          25,265         (50,698)          5,428
      Capital surplus                         725,991            --              --              --           725,991
      Accumulated deficit                    (314,853)        (63,612)         11,394            --          (367,071)
      Accumulated other
         comprehensive loss                    (4,960)         (2,877)         (2,697)           --           (10,534)
      Treasury stock, at cost                  (2,818)           --              --              (448)         (3,266)
                                            ---------         -------          ------         -------         -------
            Total shareholders' equity        408,788         (41,056)         33,962         (51,146)        350,548
                                            ---------         -------          ------         -------         -------
                                            $ 662,646         227,637          50,028         (51,146)        889,165
                                            =========         =======          ======         =======         =======

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                        Canadian     Producers   Consolidated
                                        Forest Oil     Forest Oil    Marketing   Forest Oil
                                        Corporation      Ltd.          Ltd.      Corporation
                                        -----------    ----------    ---------   ------------
                                                          (In Thousands)
Revenue:
      Marketing and processing            $   349         --          67,624        67,973
      Oil and gas sales:
            Gas                            34,508        7,986          --          42,494
            Oil, condensate and
               natural gas liquids         13,528       10,921          --          24,449
                                          -------       ------        ------       -------
      Total oil and gas sales              48,036       18,907          --          66,943
                                          -------       ------        ------       -------
            Total revenue                  48,385       18,907        67,624       134,916

Expenses:
      Marketing and processing                237         --          66,925        67,162
      Oil and gas production                8,334        3,457          --          11,791
      General and administrative            3,095        1,090           304         4,489
      Depreciation and depletion           18,874        4,650           487        24,011
                                          -------       ------        ------       -------
            Total operating expenses       30,540        9,197        67,716       107,453
                                          -------       ------        ------       -------
Earnings from operations                   17,845        9,710           (92)       27,463

Other income and expense:
      Other (income) expense, net             218          326           (50)          494
      Interest expense                      4,648        5,040             9         9,697
      Translation loss on
         subordinated debt                   --          2,824          --           2,824
                                          -------       ------        ------       -------
            Total other income and
               expense                      4,866        8,190           (41)       13,015
                                          -------       ------        ------       -------
Earnings (loss) before income taxes
   and extraordinary item                  12,979        1,520           (51)       14,448

Income tax expense (benefit):
      Current                                 143          149            33           325
      Deferred                               --          2,382           (40)        2,342
                                          -------       ------        ------       -------
                                              143        2,531            (7)        2,667
                                          -------       ------        ------       -------
Net earnings (loss)                       $12,836       (1,011)          (44)       11,781
                                          =======       ======        ======       =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             Canadian       Producers                   Consolidated
                                              Forest Oil     Forest Oil     Marketing    Eliminating    Forest Oil
                                              Corporation      Ltd.           Ltd.         Entries      Corporation
                                              -----------    ----------     ---------    -----------    ------------
                                                                          (In Thousands)
Revenue:
      Marketing and processing                 $    842          --          169,849           --          170,691
      Oil and gas sales:
            Gas                                  97,244        20,747            474           --          118,465
            Oil, condensate and
               natural gas liquids               34,666        27,526            520           --           62,712
                                               --------       -------        -------        -----          -------
      Total oil and gas sales                   131,910        48,273            994           --          181,177
                                               --------       -------        -------        -----          -------
            Total revenue                       132,752        48,273        170,843           --          351,868
Expenses:
      Marketing and processing                      664          --          167,618           --          168,282
      Oil and gas production                     22,908         8,747             76           --           31,731
      General and administrative                  8,445         3,074          1,073           --           12,592
      Depreciation and depletion                 54,502        13,262          1,801           --           69,565
                                               --------       -------        -------        -----          -------
            Total operating expenses             86,519        25,083        170,568           --          282,170
                                               --------       -------        -------        -----          -------
Earnings from operations                         46,233        23,190            275           --           69,698

Other income and expense:
      Other (income) expense, net                   494        (5,329)         5,179          364              708
      Interest expense                           12,926        15,286            373         (364)          28,221
      Translation loss on
         subordinated debt                         --           7,638           --             --            7,638
                                               --------       -------        -------        -----          -------
            Total other income and
               expense                           13,420        17,595          5,552           --           36,567
                                               --------       -------        -------        -----          -------
Earnings (loss) before income taxes
   and extraordinary item                        32,813         5,595         (5,277)          --           33,131

Income tax expense (benefit):
      Current                                       143           387            101           --              631
      Deferred                                     --          23,139        (19,383)          --            3,756
                                               --------       -------        -------        -----          -------
                                                    143        23,526        (19,282)          --            4,387
                                               --------       -------        -------        -----          -------
Earnings (loss) before extraordinary item        32,670       (17,931)        14,005           --           28,744

Extraordinary item - gain on
   extinguishment of debt                          --             192           --             --              192
                                               --------       -------        -------        -----          -------
Net earnings (loss)                            $ 32,670       (17,739)        14,005           --           28,936
                                               ========       =======        =======        =====          =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                    Canadian      Producers      Consolidated
                                                                  Forest Oil       Forest Oil     Marketing       Forest Oil
                                                                 Corporation         Ltd.            Ltd.        Corporation
                                                                 -----------       ----------     ---------      -----------
                                                                                         (In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item                     $  32,670         (17,931)         14,005          28,744
Adjustments to reconcile net earnings (loss) before
   extraordinary item to net cash provided by
   operating activities:
      Depreciation and depletion                                     54,502          13,262           1,801          69,565
      Amortization of deferred debt costs                               817             297            --             1,114
      Translation loss on subordinated debt                            --             7,638            --             7,638
      Deferred income tax expense (benefit)                            --            23,139         (19,383)          3,756
      Stock compensation                                                502            --              --               502
      Other, net                                                         77            (101)              2             (22)
      Increase in accounts receivable                               (15,956)         (6,918)         (7,851)        (30,725)
      Decrease (increase) in other current assets                   (19,948)          1,275           2,329         (16,344)
      Increase (decrease) in accounts payable                        11,117          (9,566)         12,431          13,982
      Increase (decrease) in accrued interest and other
         current liabilities                                         (3,667)          4,474               5             812
                                                                  ---------          ------         -------         -------
            Net cash provided by operating activities                60,114          15,569           3,339          79,022

Cash flows from investing activities:
      Capital expenditures for property and
         equipment                                                  (86,408)        (36,763)           --          (123,171)
      Proceeds from sale of assets                                    5,712           1,715            --             7,427
      Increase in other assets, net                                  (1,760)           --              --            (1,760)
                                                                  ---------          ------         -------         -------
            Net cash used by investing activities                   (82,456)        (35,048)           --          (117,504)

Cash flows from financing activities:
      Proceeds from bank borrowings                                 100,100          12,250            --           112,350
      Repayments of bank borrowings                                 (54,500)         (8,753)           --           (63,253)
      Redemption of 8 3/4% senior subordinated notes                   --            (4,630)           --            (4,630)
      Proceeds from the exercise of options                           3,594            --              --             3,594
      Purchase of treasury stock                                     (2,818)           --              --            (2,818)
      Decrease in other liabilities, net                             (1,769)           (364)           --            (2,133)
                                                                  ---------          ------         -------         -------
            Net cash provided (used) by financing activities         44,607          (1,497)           --            43,110

Intercompany advances, net                                          (20,429)         21,054            (625)           --

Effect of exchange rate changes on cash                                  28              23             (27)             24
                                                                  ---------          ------         -------         -------
Net increase in cash and cash equivalents                             1,864             101           2,687           4,652

Cash and cash equivalents at beginning of year                        3,630            (343)           (132)          3,155
                                                                  ---------          ------         -------         -------
Cash and cash equivalents at end of year                          $   5,494            (242)          2,555           7,807
                                                                  =========          ======         =======         =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 1999

                                                           Canadian       Producers                      Consolidated
                                            Forest Oil     Forest Oil     Marketing      Eliminating      Forest Oil
                                            Corporation      Ltd.           Ltd.           Entries       Corporation
                                            -----------    ----------     ---------      -----------     ------------
                                                                          (In Thousands)
ASSETS
Current assets:
      Cash and cash equivalents             $   3,630            (343)           (132)           --             3,155
      Accounts receivable                      36,972           4,921          22,826            --            64,719
      Other current assets                      2,228           1,176              80            --             3,484
                                            ---------         -------          ------        --------         -------
            Total current assets               42,830           5,754          22,774            --            71,358

Intercompany receivables                          226          65,646            --           (65,872)           --

Net property and equipment,
   at cost, full cost method                  523,540         121,196          52,880            --           697,616

Goodwill and other intangible
   assets, net                                   --              --            22,092            --            22,092

Intercompany investments                       24,315          25,713            --           (50,028)           --

Other assets                                    5,810           3,176            --              --             8,986
                                            ---------         -------          ------        --------         -------
                                            $ 596,721         221,485          97,746        (115,900)        800,052
                                            =========         =======          ======        ========         =======
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                      $  41,792          14,733          16,064            --            72,589
      Accrued interest                          4,844           5,261            --              --            10,105
      Other current liabilities                 3,260             221            --              --             3,481
                                            ---------         -------          ------        --------         -------
            Total current liabilities          49,896          20,215          16,064            --            86,175

Intercompany payables                          12,746            --            53,126         (65,872)           --

Long-term debt                                138,467         233,213            --              --           371,680
Other liabilities                              13,924             338            --              --            14,262
Deferred income taxes                            --             1,714           7,237            --             8,951

Shareholders' equity
      Common stock                              5,381          24,315          25,265         (49,580)          5,381
      Capital surplus                         721,832            --              --              --           721,832
      Accumulated deficit                    (341,993)        (51,404)         (2,610)           --          (396,007)
      Accumulated other
         comprehensive loss                    (3,532)         (6,906)         (1,336)           --           (11,774)
      Treasury stock, at cost                    --              --              --              (448)           (448)
                                            ---------         -------          ------        --------         -------
            Total shareholders' equity        381,688         (33,995)         21,319         (50,028)        318,984
                                            ---------         -------          ------        --------         -------
                                            $ 596,721         221,485          97,746        (115,900)        800,052
                                            =========         =======          ======        ========         =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                   Canadian       Producers                   Consolidated
                                                   Forest Oil     Forest Oil     Marketing      Eliminating    Forest Oil
                                                   Corporation      Ltd.           Ltd.           Entries     Corporation
                                                   -----------    ----------     ---------      -----------   ------------
                                                                               (In Thousands)
Revenue:
      Marketing and processing                     $    305           --           42,109           --           42,414
      Oil and gas sales:
            Gas                                      30,020          5,099           --             --           35,119
            Oil, condensate and
               natural gas liquids                    8,895          6,706           --             --           15,601
                                                   --------        -------         ------        -----          -------
      Total oil and gas sales                        38,915         11,805           --             --           50,720
                                                   --------        -------         ------        -----          -------
            Total revenue                            39,220         11,805         42,109           --           93,134

Expenses:
      Marketing and processing                         --             --           41,438           --           41,438
      Oil and gas production                          6,647          3,739           --             --           10,386
      General and administrative                      2,684            712            635           --            4,031
      Depreciation and depletion                     17,572          4,145            486           --           22,203
                                                   --------        -------         ------        -----          -------
            Total operating expenses                 26,903          8,596         42,559           --           78,058
                                                   --------        -------         ------        -----          -------
Earnings (loss) from operations                      12,317          3,209           (450)          --           15,076

Other income and expense:
      Other (income) expense, net                       167           (265)          (227)         454              129
      Interest expense                                5,983          5,045            246         (454)          10,820
      Translation gain on
         subordinated debt                             --             (755)          --             --             (755)
                                                   --------        -------         ------        -----          -------
            Total other income and
               expense                                6,150          4,025             19           --           10,194
                                                   --------        -------         ------        -----          -------
Earnings (loss) before income taxes and
   extraordinary item                                 6,167           (816)          (469)          --            4,882

Income tax expense (benefit):
      Current                                          --              (34)            17           --              (17)
      Deferred                                         --             (370)          (135)          --             (505)
                                                   --------        -------         ------        -----          -------
                                                       --             (404)          (118)          --             (522)
                                                   --------        -------         ------        -----          -------
Net earnings (loss) before extraordinary item         6,167           (412)          (351)          --            5,404

Extraordinary item - loss on
      extinguishment of debt                           (598)          --             --             --             (598)
                                                   --------        -------         ------        -----          -------
Net earnings (loss)                                $  5,569           (412)          (351)          --            4,806
                                                   ========        =======         ======        =====          =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                          Canadian       Producers                      Consolidated
                                          Forest Oil     Forest Oil     Marketing      Eliminating       Forest Oil
                                          Corporation      Ltd.           Ltd.           Entries        Corporation
                                          -----------    ----------     ---------      -----------      ------------
                                                                          (In Thousands)
Revenue:
      Marketing and processing            $     499            --           122,761            --           123,260
      Oil and gas sales:
            Gas                              86,531          13,841            --              --           100,372
            Oil, condensate and
               natural gas liquids           23,715          16,552            --              --            40,267
                                          ---------         -------         -------         -----           -------
      Total oil and gas sales               110,246          30,393            --              --           140,639
                                          ---------         -------         -------         -----           -------
            Total revenue                   110,745          30,393         122,761            --           263,899

Expenses:
      Marketing and processing                 --              --           120,572            --           120,572
      Oil and gas production                 24,729           9,360            --              --            34,089
      General and administrative              7,946           2,126           1,940            --            12,012
      Depreciation and depletion             53,044          12,061           1,464            --            66,569
                                          ---------         -------         -------         -----           -------
            Total operating expenses         85,719          23,547         123,976            --           233,242
                                          ---------         -------         -------         -----           -------
Earnings (loss) from operations              25,026           6,846          (1,215)           --            30,657

Other income and expense:
      Other income, net                         (87)         (4,010)         (1,672)        3,344            (2,425)
      Interest expense                       18,460          14,862           1,906        (3,344)           31,884
      Translation gain on
         subordinated debt                     --            (7,272)           --              --            (7,272)
                                          ---------         -------         -------         -----           -------
            Total other income and
               expense                       18,373           3,580             234            --            22,187
                                          ---------         -------         -------         -----           -------
Earnings (loss) before income taxes
      and extraordinary item                  6,653           3,266          (1,449)           --             8,470

Income tax expense (benefit):
      Current                                  --              (267)            169            --               (98)
      Deferred                                 --              (824)           (505)           --            (1,329)
                                          ---------         -------         -------         -----           -------
                                               --            (1,091)           (336)           --            (1,427)
                                          ---------         -------         -------         -----           -------
Net earnings (loss) before
      extraordinary item                      6,653           4,357          (1,113)           --             9,897

Extraordinary item - loss on
      extinguishment of debt                   (598)           --              --              --              (598)
                                          ---------         -------         -------         -----           -------
Net earnings (loss)                       $   6,055           4,357          (1,113)           --             9,299
                                          =========         =======         =======         =====           =======


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(7)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                             Canadian      Producers      Consolidated
                                                            Forest Oil       Forest Oil     Marketing       Forest Oil
                                                           Corporation         Ltd.            Ltd.        Corporation
                                                           -----------       ----------     ---------      -----------
                                                                                      (In Thousands)
Cash flow from operating activities:
Net earnings (loss)                                        $   6,653           4,357          (1,113)          9,897
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
      Depreciation and depletion                              53,044          12,061           1,464          66,569
      Amortization of deferred debt costs                        659             299            --               958
      Translation gain on subordinated debt                     --            (7,272)           --            (7,272)
      Deferred income tax benefit                               --              (824)           (505)         (1,329)
      Other, net                                                (523)         (2,602)              3          (3,122)
      Decrease (increase) in accounts receivable              (6,688)          3,210             889          (2,589)
      Decrease (increase) in other current assets             (1,144)         (3,066)           (953)         (5,163)
      Increase in accounts payable                             2,021           1,987              63           4,071
      Increase (decrease) in accrued interest and
         other current liabilities                               789          (4,191)          1,325          (2,077)
                                                           ---------         -------          ------        --------
            Net cash provided by operating activities         54,811           3,959           1,173          59,943

Cash flows from investing activities:
      Capital expenditures for property and
         equipment                                           (57,408)        (25,905)           --           (83,313)
      Proceeds from sale of assets                             7,716           9,625            --            17,341
      Increase in other assets, net                             (506)           --              --              (506)
                                                           ---------         -------          ------        --------
            Net cash used by investing activities            (50,198)        (16,280)           --           (66,478)

Cash flows from financing activities:
      Proceeds from common stock offering, net
         of cost                                             131,188            --              --           131,188
      Proceeds from bank borrowings                           64,500          31,788            --            96,288
      Repayments of bank borrowings                         (277,900)        (31,585)           --          (309,485)
      Issuance of 10 1/2% senior subordinated
         notes, net of issuance costs                         98,561            --              --            98,561
      Redemption of 11 1/4% senior
         subordinated notes                                   (9,083)           --              --            (9,083)
      Proceeds from the exercise of options                    1,388            --              --             1,388
      Decrease in other liabilities, net                      (2,431)            (22)           --            (2,453)
                                                           ---------         -------          ------        --------
            Net cash provided by financing activities          6,223             181            --             6,404

Intercompany advances, net                                   (12,681)         12,681            --              --

Effect of exchange rate changes on cash                            8             (63)             35             (20)
                                                           ---------         -------          ------        --------
Net increase (decrease) in cash and cash equivalents          (1,837)            478           1,208            (151)

Cash and cash equivalents at beginning of year                 3,713             (33)           (265)          3,415
                                                           ---------         -------          ------        --------
Cash and cash equivalents at end of year                   $   1,876             445             943           3,264
                                                           =========         =======          ======        ========


FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)


(8)  FOREST AND FORCENERGY INC MERGER

     On July 10, 2000, Forest and Forcenergy Inc (Forcenergy) jointly announced a proposed merger. Forcenergy common stockholders will receive 1.6 Forest common shares for each share of Forcenergy common stock they own and Forest will exchange its common shares for Forcenergy's outstanding preferred stock at a ratio of 68.6141 Forest common shares for each $1,000 stated value amount of Forcenergy preferred stock. The shareholders' meetings to vote on the merger will be held on December 7, 2000.

     The merger will be accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy will be carried forward to the combined company at their recorded amounts, and income of the combined company will include income of Forest and Forcenergy for the entire fiscal year in which the merger occurs. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh start reporting, will not be included in the financial statements of the combined company.

     The following unaudited pro forma data summarizes the combined results of operations of Forest and Forcenergy as if the merger was effective as of September 30, 2000:

                                                  Three Months Ended    Nine Months Ended
                                                  September 30, 2000    September 30, 2000
                                                  ------------------    -----------------
                                                               (In Thousands)
Total revenue                                          $2,292,280               600,334
                                                       ==========            ==========
Net earnings                                           $   33,794                75,068
                                                       ==========            ==========
Earnings attributable to common stock                  $   32,334                72,037
                                                       ==========            ==========
Weighted average number of common
  shares outstanding                                       95,124                95,150
                                                       ==========            ==========
Earnings per common share                              $      .34                   .76
                                                       ==========            ==========

There were no adjustments necessary to conform the accounting methods of Forest and Forcenergy. The pro forma data does not give effect to the proposed 1-for-2 reverse stock split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

     Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 2000 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business - Forward-Looking Statements and Risk Factors" in the 1999 Annual Report on Form 10-K/A and Forest's joint proxy statement/prospectus dated November 7, 2000 relating to the proposed merger with Forcenergy Inc.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 2000

     Net earnings for the third quarter of 2000 were $11,781,000 or $.22 per basic and diluted common share compared to $4,806,000 or $.10 per basic and diluted common share in the corresponding period of 1999. The current period included a noncash loss on currency translation of $2,824,000 related to subordinated debt issued by Forest's Canadian subsidiary. The 1999 period included a noncash gain on currency translation of $755,000 and an extraordinary loss on extinguishment of debt of $598,000. Exclusive of currency translation and the extraordinary items, net earnings for the third quarter of 2000 amounted to $14,605,000 compared to net earnings of $4,649,000 in the corresponding 1999 period.

     Marketing and processing revenue increased by 60% to $67,973,000 in the third quarter of 2000 from $42,414,000 in the third quarter of 1999 and the related marketing and processing expense increased by 62% to $67,162,000 in the third quarter of 2000 from $41,438,000 in the same period of the previous year. The increase in marketing revenue and expense is due primarily to higher natural gas prices. The gross margin reported for marketing and processing activities decreased to $811,000 in the third quarter of 2000 from $976,000 in the third quarter of 1999. The decrease resulted from higher gas processing expense in the United States.

     Oil and gas sales revenue increased by 32% to $66,943,000 in the third quarter of 2000 from $50,720,000 in the third quarter of 1999 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids (consisting of oil, condensate and natural gas liquids) in the third quarter of 2000 decreased 11% from the comparable 1999 period, due primarily to significantly higher production from Eugene Island 53 in the 1999 period. The average sales prices received for natural gas and liquids in the third quarter of 2000 increased 35% and 66%, respectively, compared to the average sales prices received in the corresponding 1999 period.

     Oil and gas production expense of $11,791,000 in the third quarter of 2000 increased 14% from $10,386,000 in the comparable period of 1999 primarily as a result of increased workover activity and higher production taxes due to higher product prices. On an MCFE basis (MCFE means thousands of cubic feet of natural gas equivalents, using conversion ratio of one barrel of oil to six MCF of natural gas), production expense increased approximately 23% in the third quarter of 2000 to $.58 per MCFE from $.47 MCFE in the third quarter of 1999.

     The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                          Three Months Ended September 30, 2000
                                             -------------------------------------------------------------------------------------
                                             Offshore        Onshore        Western         Total
                                             Gulf of          Gulf          United          United                          Total
                                              Mexico          Coast         States          States         Canada          Company
                                             -------         ------         ------          ------         ------          -------
NATURAL GAS
   Production (MMCF)                           6,152          1,992          2,914          11,058          2,831          13,889
   Sales price received (per MCF)            $  4.41           4.35           3.53            4.17           2.91            3.91
   Effects of energy swaps (per MCF)(1)         (.97)          (.98)          (.71)           (.90)          (.65)           (.85)
                                             -------         ------         ------          ------         ------          ------
   Average sales price (per MCF)             $  3.44           3.37           2.82            3.27           2.26            3.06

LIQUIDS
Oil and condensate:
   Production (MBBLS)                            216            195             40             451            288             739
   Sales price received (per BBL)            $ 30.15          31.28          32.20           30.82          30.26           30.60
   Effects of energy swaps (per BBL)(1)        (6.06)         (6.07)         (6.53)          (6.11)         (6.04)          (6.08)
                                             -------         ------         ------          ------         ------          ------
   Average sales price (per BBL)             $ 24.09          25.21          25.67           24.71          24.22           24.52

Natural gas liquids:
   Production (MBBLS)                           --               52            177             229            105             334
   Average sales price (per BBL)             $  --            19.79          18.38           18.71          19.48           18.95

Total liquids production (MBBLS)                 216            247            217             680            393           1,073
Average liquids sales price (per BBL)        $ 24.10          24.07          19.72           22.69          22.95           22.79

TOTAL PRODUCTION
Production volumes (MMCFE)                     7,448          3,474          4,216          15,138          5,189          20,327
Average sales price (per MCFE)               $  3.54           3.64           2.96            3.41           2.97            3.29
Operating expense (per MCFE)                    (.50)          (.78)          (.45)           (.55)          (.67)           (.58)
                                             -------         ------         ------          ------         ------          ------
Netback (per MCFE)                           $  3.04           2.86           2.51            2.86           2.30            2.71
                                             =======         ======         ======          ======         ======          ======

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 5,934 MMCF in the three months ended September 30, 2000. Hedged oil and condensate volumes were 444,500 barrels in the three months ended September 30, 2000 period. The aggregate net loss under energy swap agreements was $16,325,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                          Three Months September 30, 1999
                                             -------------------------------------------------------------------------------------
                                             Offshore        Onshore        Western         Total
                                             Gulf of          Gulf          United          United                          Total
                                              Mexico          Coast         States          States         Canada          Company
                                             -------         ------         ------          ------         ------          -------
NATURAL GAS
   Production (MMCF)                           7,175          2,806          2,444          12,425          3,060          15,485
   Sales price received (per MCF)            $  2.65           2.72           2.27            2.59           1.86            2.45
   Effects of energy swaps (per MCF)(1)         (.16)          (.23)          (.06)           (.16)          (.26)           (.18)
                                             -------         ------         ------          ------         ------          ------
   Average sales price (per MCF)             $  2.49           2.49           2.21            2.43           1.60            2.27

LIQUIDS
Oil and condensate:
   Production (MBBLS)                            221            244             47             512            330             842
   Sales price received (per BBL)            $ 19.53          18.80          21.47           19.36          18.51           19.03
   Effects of energy swaps (per BBL)(1)        (5.49)         (5.95)         (3.87)          (5.56)         (3.55)          (4.78)
                                             -------         ------         ------          ------         ------          ------
   Average sales price (per BBL)             $ 14.04          12.85          17.60           13.80          14.96           14.25

Natural gas liquids:
   Production (MBBLS)                             --             43            146             189            103             292
   Average sales price (per BBL)             $    --          10.26          12.73           12.29          12.32           12.30

Total liquids production (MBBLS)                 221            287            193             701            433           1,134
Average liquids sales price (per BBL)        $ 14.18          12.46          13.91           13.40          14.33           13.76

TOTAL PRODUCTION:
Production volumes (MMCFE)                     8,501          4,528          3,602          16,631          5,658          22,289
Average sales price (per MCFE)               $  2.47           2.33           2.24            2.38           1.96            2.28
Operating expense (per MCFE)                    (.32)          (.40)          (.58)           (.40)          (.66)           (.47)
                                             -------         ------         ------          ------         ------          ------
Netback (per MCFE)                           $  2.15           1.93           1.66            1.98           1.30            1.81
                                             =======         ======         ======          ======         ======          ======

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

     General and administrative expense increased 11% to $4,489,000 in the third quarter of 2000 compared to $4,031,000 in the comparable period of 1999. Total overhead costs (capitalized and expensed general and administrative costs) were $6,944,000 in the third quarter of 2000 compared to $5,833,000 in the comparable period of 1999. The increase was due primarily to higher employee related costs and professional service costs. The amount capitalized of $2,455,000 in the third quarter of 2000 increased 36% from the corresponding 1999 period due primarily to increased overhead costs and higher capitalization rates associated with international projects.

     Depreciation and depletion expense increased 8% to $24,011,000 in the third quarter of 2000 from $22,203,000 in the third quarter of 1999. On a per-unit basis, depletion expense was approximately $1.14 per MCFE in the third quarter of 2000 compared to $.96 per MCFE in the corresponding 1999 period. The increase in the per-unit rate is due primarily to increased anticipated future development costs in the present inflationary environment for oilfield services.

     Other expense was $494,000 in the third quarter of 2000 compared to $129,000 in the third quarter of 1999.

     Interest expense decreased 10% to $9,697,000 in the third quarter of 2000 compared to $10,820,000 in the corresponding 1999 period, due primarily to lower bank debt balances.

     The foreign currency translation loss was $2,824,000 in the third quarter of 2000, compared to a gain of $755,000 in the third quarter of 1999. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6655 per $1.00 U.S. at September 30, 2000 compared to $.6759 at June 30, 2000. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

     The income tax expense of $2,667,000 for the three months ended September 30, 2000 increased over the tax benefit of $522,000 for the corresponding period in 1999 due primarily to an increase in earnings from Canadian operations in the 2000 period compared to the corresponding period of 1999.

     The extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999 resulted from the redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net earnings for the first nine months of 2000 were $28,936,000, or $.54 per basic and $.53 per diluted common share compared to $9,299,000 or $.20 per basic and diluted common share in the first nine months of 1999. The current period includes a noncash loss on foreign currency translation of $7,638,000 and an extraordinary gain on extinguishment of debt of $192,000. The 1999 period included a noncash gain on currency translation of $7,272,000 and an extraordinary loss on extinguishment of debt of $598,000. Exclusive of currency translation and the extraordinary items, net earnings for the first nine months of 2000 amounted to $36,382,000 compared to net earnings of $2,625,000 in the corresponding 1999 period.

     Marketing and processing revenue increased 38% to $170,691,000 in the first nine months of 2000 from $123,260,000 in the first nine months of 1999, while the related marketing and processing expense increased by 40% to $168,282,000 in the 2000 period from $120,572,000 in the previous year. The increase in marketing revenue and expense is due primarily to higher natural gas prices. The gross margin reported for marketing and processing activities of $2,409,000 in the first nine months of 2000 was 10% lower than the gross margin of $2,688,000 in the first nine months of 1999. The decrease in the gross margin resulted primarily from higher gas processing expense in the United States.

     Oil and gas sales revenue increased by 29% to $181,177,000 in the first nine months of 2000 from $140,639,000 in the first nine months of 1999 due primarily to higher oil and gas prices. Production volumes for natural gas and liquids in the first nine months of 2000 decreased 11% from the comparable 1999 period due primarily to significantly higher production from Eugene Island Block 53 in the 1999 period. The average sales price received for natural gas and liquids during the first nine months of 2000 increased 35% and 66%, respectively, compared to the average sales price received in the corresponding 1999 period.

     Oil and gas production expense of $31,731,000 in the first nine months of 2000 decreased 7% from $34,089,000 in the comparable period of 1999, primarily as a result of fewer workovers in the Gulf Coast Region, offset in part by higher production taxes due to higher product prices. On an MCFE basis, production expense increased approximately 4% in the first nine months of 2000 to $.52 per MCFE from $.50 per MCFE in the first nine months of 1999.

     The following tables set forth production volumes, weighted average sales prices and production expenses during the periods as follows:

                                                                         Nine Months Ended September 30, 2000
                                              -------------------------------------------------------------------------------------
                                              Offshore       Onshore        Western         Total
                                              Gulf of         Gulf          United          United                           Total
                                               Mexico         Coast         States          States         Canada          Company
                                              -------        ------         ------          ------         ------          -------
NATURAL GAS
   Production (MMCF)                           19,165         6,505           7,701          33,371           8,926          42,297
   Sales price received (per MCF)             $  3.54          3.44            2.99            3.40            2.39            3.18
   Effects of energy swaps (per MCF) (1)         (.42)         (.41)           (.36)           (.41)           (.29)           (.38)
                                              -------        ------          ------          ------          ------          ------
   Average sales price (per MCF)              $  3.12          3.03            2.63            2.99            2.10            2.80

LIQUIDS
Oil and condensate:
   Production (MBBLS)                             615           626             108           1,349             837           2,186
   Sales price received (per BBL)             $ 27.73         28.98           30.10           28.50           27.98           28.31
   Effects of energy swaps (per BBL)(1)         (6.44)        (6.73)          (6.99)          (6.62)          (6.50)          (6.58)
                                              -------        ------          ------          ------          ------          ------
   Average sales price (per BBL)              $ 21.29         22.25           23.11           21.88           21.48           21.73

Natural gas liquids:
   Production (MBBLS)                              --           142             457             599             317             916
   Average sales price (per BBL)              $    --         15.49           16.63           16.37           17.08           16.61

Total liquids production (MBBLS)                  615           768             565           1,948           1,154           3,102
Average liquids sales price (per BBL)         $ 21.30         21.00           17.87           20.19           20.27           20.22

TOTAL PRODUCTION:
Production volumes (MMCFE)                     22,855        11,113          11,091          45,059          15,850          60,909
Average sales price (per MCFE)                $  3.18          3.23            2.74            3.09            2.66            2.97
Operating expense (per MCFE)                     (.41)         (.78)           (.43)           (.51)           (.56)           (.52)
                                              -------        ------          ------          ------          ------          ------
Netback (per MCFE)                            $  2.77          2.45            2.31            2.58            2.10            2.45
                                              =======        ======          ======          ======          ======          ======

(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 18,801 MMCF in the nine months ended September 30, 2000. Hedged oil and condensate volumes were 1,683,500 barrels in the nine months ended September 30, 2000. The aggregate net loss under energy swap agreements was $30,516,000 for the period and was accounted for as a decrease to oil and gas sales.

                                                                       Nine Months Ended September 30, 1999
                                              -------------------------------------------------------------------------------------
                                              Offshore       Onshore        Western         Total
                                              Gulf of         Gulf          United          United                          Total
                                               Mexico         Coast         States          States         Canada          Company
                                              -------        ------         ------          ------         ------          -------
NATURAL GAS
   Production (MMCF)                           22,705           8,204           7,796          38,705        9,525          48,230
   Sales price received (per MCF)             $  2.22            2.24            1.95            2.16         1.55            2.04
   Effects of energy swaps (per MCF) (1)          .07             .07             .09             .08         (.12)            .04
                                              -------          ------          ------          ------       ------          ------
   Average sales price (per MCF)              $  2.29            2.31            2.04            2.24         1.43            2.08

LIQUIDS
Oil and condensate:
   Production (MBBLS)                             691             648             157           1,496          953           2,449
   Sales price received (per BBL)             $ 14.37           15.97           16.56           15.29        14.87           15.13
   Effects of energy swaps (per BBL)(1)         (1.79)          (3.00)          (1.16)          (2.25)       (1.34)          (1.90)
                                              -------          ------          ------          ------       ------          ------
   Average sales price (per BBL)              $ 12.58           12.97           15.40           13.04        13.53           13.23

Natural gas liquids:
   Production (MBBLS)                               1             133             404             538          321             859
   Average sales price (per BBL)              $ 11.00            8.32            9.10            8.91         9.55            9.15

Total liquids production (MBBLS)                  692             781             561           2,034        1,274           3,308
Average liquids sales price (per BBL)         $ 12.58           12.18           10.87           11.95        12.53           12.17

TOTAL PRODUCTION:
Production volumes (MMCFE)                     26,857          12,890          11,162          50,909       17,169          68,078
Average sales price (per MCFE)                $  2.26            2.21            1.97            2.19         1.73            2.07
Operating expense (per MCFE)                     (.36)           (.81)           (.42)           (.49)        (.55)           (.50)
                                              -------          ------          ------          ------       ------          ------
Netback (per MCFE)                            $  1.90            1.40            1.55            1.70         1.18            1.57
                                              =======          ======          ======          ======       ======          ======


(1) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 25,161 MMCF in the nine months ended September 30, 1999. Hedged oil and condensate volumes were 1,461,000 barrels in the nine months ended September 30, 1999. The aggregate net gain under energy swap agreements was $2,838,000 for the period and was accounted for as a increase to oil and gas sales.

     General and administrative expense increased 5% to $12,592,000 in the first nine months of 2000 compared to $12,012,000 in the comparable period of 1999. Total overhead costs (capitalized and expensed general and administrative costs) were $20,743,000 in the first nine months of 2000 compared to $17,876,000 in the comparable period of 1999. The increase was due primarily to higher employee related costs and professional service costs, offset partially by an insurance dividend in the 2000 period. The amount capitalized of $8,151,000 in the first nine months of 2000 increased 39% from the corresponding 1999 period due primarily to increased overhead costs and higher capitalization rates associated with international projects.

     The following table summarizes the total overhead costs incurred during the periods:

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      ------------------       -----------------
                                       2000         1999        2000        1999
                                      ------       -----       -----       -----
                                                      (In Thousands)
Overhead costs capitalized            $2,455       1,802       8,151       5,864
General and administrative costs
   expensed (1)                        4,489       4,031      12,592      12,012
                                      ------       -----      ------      ------
      Total overhead costs            $6,944       5,833      20,743      17,876
                                      ======       =====      ======      ======

(1) Includes $304,000 and $635,000 related to marketing and processing operations for the three month periods ended September 30, 2000 and 1999, respectively, and $1,073,000 and $1,940,000 for the nine month periods ended September 30, 2000 and 1999, respectively.


     Depreciation and depletion expense increased 5% to $69,565,000 in the first nine months of 2000 from $66,569,000 in the first nine months of 1999. On a per-unit basis, depletion expense was approximately $1.10 per MCFE in the first nine months of 2000 compared to $.95 per MCFE in the corresponding 1999 period. The increase in the per-unit rate is due primarily to increased anticipated future development costs in the present inflationary environment for oilfield services.

     Other expense was $708,000 in the first nine months of 2000 compared to other income of $2,425,000 in the first nine months of 1999. The 2000 period includes costs of approximately $675,000 to settle a royalty dispute. The 1999 period includes a gain of approximately $2,500,000 from the sale of a gas processing facility.

     Interest expense decreased 11% to $28,221,000 in the first nine months of 2000 compared to $31,884,000 in the corresponding 1999 period, due primarily to lower bank debt balances.

     The foreign currency translation loss was $7,638,000 in the first nine months of 2000, compared to a gain of $7,272,000 in the first nine months of 1999. The value of the Canadian dollar was $.6655 per $1.00 U.S. at September 30, 2000 compared to $.6924 at December 31, 1999.

     The income tax expense of $4,387,000 for the first nine months of 2000 increased over the tax benefit of $1,427,000 for the corresponding period of 1999 due primarily to an increase in earnings from Canadian operations in the first nine months of 2000 compared to the corresponding period of 1999.

     The extraordinary gain on extinguishment of debt of $192,000 in the first nine months of 2000 resulted from the purchase of approximately $5,000,000 principal amount of 8 3/4% Notes at 92.6% of par value. The extraordinary loss on extinguishment of debt of $598,000 in the first nine months of 1999 resulted from the redemption of $8,328,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value.

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

     In addition, the prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. No prediction can be made as to the prices we will receive for our future oil and gas production. Additionally, we have four offshore Gulf of Mexico wells whose combined production currently represents approximately 28% of our consolidated daily deliverability. Our production, revenue and cash flow could be adversely affected if production from these properties decreases significantly.

     BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $300,000,000 global credit facility which currently provides for a global borrowing base of $250,000,000 through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. At October 31, 2000 the maximum credit facility allocations in the United States and Canada are $200,000,000 and $50,000,000, respectively. The borrowing base is subject to semi-annual redeterminations. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest, Canadian Forest and ProMark are subject to certain covenants and financial tests, including restrictions or requirements with respect to cash dividends, including cash dividends on preferred stock, working capital, cash flow, additional debt, liens, asset sales, investments, mergers and reporting responsibilities.

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

     At September 30, 2000, the outstanding borrowings under the global credit facility were $85,100,000 in the U.S. and $35,272,000 in Canada. At October 31, 2000, the outstanding borrowings were $76,000,000 in the U.S. and $33,256,000 in Canada, with an average effective interest rate of 7.64%. At October 31, 2000 Forest had also used the global credit facility for letters of credit in the amount of $834,000 in the United States and $1,770,000 CDN in Canada.

     In connection with the merger with Forcenergy, the Company negotiated a new $600 million senior credit facility with a $500 million secured borrowing base, led by The Chase Manhattan Bank. This facility will replace the existing senior facilities of both Forest and Forcenergy. At September 30, 2000 Forcenergy had outstanding bank borrowings of $232,500,000. The senior facility will become effective upon the consummation of the merger of Forest and Forcenergy.

     WORKING CAPITAL. Forest had a working capital surplus of approximately $22,335,000 at September 30, 2000 compared to a deficit of approximately $14,817,000 at December 31, 1999. The increase in working capital is due primarily to cash deposits related to hedging arrangements; exclusive of these deposits Forest would have reported a working capital deficit at the end of the period. Such working capital deficits are typical for Forest and are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

     CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $79,022,000 in the first nine months of 2000 compared to $59,943,000 in the first nine months of 1999. The increase was due primarily to higher oil and gas revenue. We used $117,504,000 for investing activities in 2000 compared to $66,478,000 in 1999. Cash used in the 2000 period was greater than the cash used in the 1999 period due primarily to increased acquisition, exploration and development activities. Net cash provided by financing activities in 2000 was $43,110,000 compared to net cash provided of $6,404,000 in 1999. The 2000 period included $49,097,000 of net bank borrowings. The 1999 period included net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes, and net proceeds of $131,188,000 from the issuance of common stock, offset partially by net repayments of bank borrowings of $213,197,000.

     CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first nine months of 2000 and 1999 were as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                          1999                    1998
                                        ---------                ------
                                                   (In Thousands)
Property acquisition costs:
      Proved properties                 $  14,340                    72
      Undeveloped properties                 --                   1,058
                                        ---------                ------
                                           14,340                 1,130
Exploration costs:
      Direct costs                         54,317                44,093
      Overhead capitalized                  3,372                 2,199
                                        ---------                ------
                                           57,689                46,292
Development costs:
      Direct costs                         45,130                30,288
      Overhead capitalized                  4,779                 3,665
                                        ---------                ------
                                           49,909                33,953
                                        ---------                ------
                                        $ 121,938                81,375
                                        =========                ======

     Forest's anticipated capital expenditures for 2000 are approximately $187,200,000, including capitalized overhead of approximately $10,600,000. We intend to meet our 2000 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs or could be increased if we experience increased cash flow or access additional sources of capital.

     In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. The ProMark Netback Pool is operated by ProMark, Forest's marketing subsidiary. At September 30, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.4 BCF of natural gas through the remainder of 2000 at an average price of $2.42 CDN per MCF and approximately 5.5 BCF of natural gas in 2001 at an average price of approximately $2.47 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 1999 Canadian Forest supplied 34% of the gas for the Netback Pool.

     HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. Our current swaps are settled in cash on a monthly basis. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of November 1, 2000 Forest had the following swaps in place:

                                                Natural Gas                          Oil
                                         -------------------------       ----------------------------
                                                        Average                            Average
                                         BBTU's       Hedged Price       Barrels         Hedged Price
                                         per Day       per MMBTU         per Day           per BBL
                                         -------      ------------       -------         ------------
October through December 2000              47.1          $   3.01         1,500            $   22.57
2001                                       22.9          $   2.53         1,000            $   28.43
2002                                       16.7          $   2.48          --              $ --

     In addition, the Company utilizes collars that establish a price between a floor and ceiling to hedge natural gas and oil prices. Collars are also settled in cash on a monthly basis. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, we also establish a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the collar price on the hedged production. As of November 1, 2000 Forest had the following collars in place:

                                                         Natural Gas
                                      -----------------------------------------------------
                                      Average Floor     Average Ceiling
                                          Price              Price          BBTU's Per Day
                                      -------------     ---------------     --------------
October through December 2000           $ 2.75               2.90                6.6
2001                                      3.80               4.95               15.0


                                                              Oil
                                      -----------------------------------------------------
                                      Average Floor     Average Ceiling
                                          Price              Price          BBTU's Per Day
                                      -------------     ---------------     --------------
October through December 2000           $ 18.19              20.93              3,500
2001                                    $ 23.19              27.81              2,000

     Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements which meet our criteria. Hedging arrangements covered 42% and 55% of our consolidated production, on an equivalent basis, during the third quarter of 2000 and 1999, respectively. Hedging arrangements covered 48% and 50% of our consolidated production, on an equivalent basis, for the nine months ended September 30, 2000 and 1999, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS. In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 did not have an impact on Forest's financial position or results of operations.

     In December 1999, the Securities and Exchange Commision (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000 until the fourth quarter of 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), effective beginning with the first quarter of fiscal years beginning after June 30, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that Statement No. 133 will have an impact on its financial statements and is evaluating the significance of the impact.

                         PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        * Exhibit 27    Financial Data Schedule.

*  Filed with this report.

(b)  Reports on Form 8-K

     The following report on Form 8-K was filed by Forest during the third quarter of 2000:

     Date of Report     Item Reported     Financial Statements Filed
     --------------     -------------     --------------------------
     July 10, 2000      Item 5,7          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FOREST OIL CORPORATION
                                                    (Registrant)



Date:  November 14, 2000                        /s/ Joan C. Sonnen
                                       -----------------------------------------
                                                    Joan C. Sonnen
                                       Vice President - Controller and Corporate
                                                      Secretary
                                         (Signed on behalf of the registrant)



                                                 /s/ David H. Keyte
                                       -----------------------------------------
                                                     David H. Keyte
                                          Executive Vice President and Chief
                                                   Financial Officer
                                            (Principal Financial Officer)