Form 10-K
period 2000-12-31
FOREST OIL CORP
filed 2001-03-14
CIK 38079

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-13515
                            ------------------------

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

        Registrant's telephone number, including area code: 303-812-1400

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                        -----------------------------------------
       Common Stock, Par Value $.10 Per Share                       New York Stock Exchange

                           --------------------------

            Securities registered pursuant to Section 12(g) of the Act:
                              TITLE OF EACH CLASS
         Warrants to purchase Common Stock, expiring February 15, 2004 Warrants to purchase Common Stock, expiring February 15, 2005
           Warrants to purchase Common Stock, expiring March 20, 2010

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,070,311,179 as of February 28, 2001 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape).

    There were 48,480,706 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 28, 2001.

    Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated into Part III of this Form 10- K.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     18

Item 3.   Legal Proceedings...........................................     23

Item 4.   Submission of Matters to a Vote of Security Holders.........     23

Item 4A.  Executive Officers of Forest................................     24

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     26

Item 6.   Selected Financial and Operating Data.......................     28

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     30

Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     37

Item 8.   Financial Statements and Supplementary Data.................     39

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     93

Item 11.  Executive Compensation......................................     93

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     93

Item 13.  Certain Relationships and Related Transactions..............     93

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................     93

                                     PART I

    This section highlights information that is discussed in more detail in the remainder of the document. Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Statements" section on page 17 of this document for an explanation of these types of assertions. We also use the terms "Forest", "Company", "we", "our" and "us" to refer to Forest Oil Corporation.

ITEM 1.  BUSINESS

THE COMPANY

    Forest Oil Corporation is an independent oil and gas company engaged in the exploration, development, acquisition, production and marketing of natural gas and liquids. Forest was incorporated in New York in 1924, the successor to a company formed in 1916, and has been a publicly held company since 1969. At March 1, 2001, the Anschutz Corporation, a private Denver-based corporation, owned approximately 31% of our outstanding common stock.

    Forest operates from production offices located in Lafayette and Metairie, Louisiana; Denver, Colorado; Anchorage, Alaska; and Calgary, Alberta and runs its international business (other than Canada) from an office located in Houston, Texas. Forest's corporate headquarters is located in Denver, Colorado. On December 31, 2000 Forest had 530 employees, of whom 349 were salaried and 181 were hourly. For financial information relating to our geographic and operational segments, see Note 13 of Notes to Consolidated Financial Statements.

    Forest's estimated proved reserves were 1,380 BCFE at December 31, 2000 of which approximately 61% was natural gas. As of December 31, 2000, our estimated proved developed reserves were approximately 73% of total estimated proved reserves.

    Forest's principal reserves and producing properties are all located in North America. In the United States, we have business units operating in four areas: offshore Gulf of Mexico, onshore Gulf of Mexico, the Western United States and Alaska. Our fifth business unit is in Canada, where our oil and gas operations are conducted by our wholly owned subsidiary, Canadian Forest
Oil Ltd. Our sixth business unit consists of our interests in various other countries, including South Africa, Gabon, Switzerland, Germany, Albania, Italy, Romania, Thailand and Tunisia; activity in these areas has, to date, been exploratory in nature and is conducted by our wholly owned subsidiary, Forest Oil International.

    At December 31, 2000, approximately 87% of our oil and gas reserves were in the United States and approximately 13% were in Canada; oil and gas reserves in the offshore Gulf of Mexico area represented approximately 36% of total oil and gas reserves. Approximately 89% of our total production in 2000 was in the United States and approximately 11% was in Canada. During 2000, we produced approximately 498 MMCFE per day, of which 56% was in the Gulf of Mexico offshore area. (An MCF is one thousand cubic feet of natural gas. MMCF is used to designate one million cubic feet of natural gas and BCF refers to one billion cubic feet of natural gas. MCFE means thousands of cubic feet of natural gas equivalents, using a conversion ratio of one barrel of liquids to six MCF of natural gas. BCFE means billions of cubic feet of natural gas equivalents. With respect to liquids, the term BBL means one barrel of liquids whereas MBBLS is used to designate one thousand barrels of liquids. The term liquids is used to describe oil, condensate and natural gas liquids.)

MERGER WITH FORCENERGY INC

    On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). Pursuant to the terms of the merger agreement, Forcenergy stockholders received 0.8 of a Forest common share for each share of Forcenergy common stock they owned and 34.307 Forest common shares for each $1,000 stated value amount of Forcenergy preferred stock. In addition, each warrant to purchase Forcenergy common stock was exchanged for a warrant to purchase 0.8 shares of Forest common stock. The merger was accounted for under the pooling of interests method of accounting.

    In conjunction with the merger with Forcenergy, Forest effected a 1-for-2 reverse stock split. Unless otherwise indicated, all share and per share amounts included herein have been adjusted to give retroactive effect to the 1-for-2 reverse stock split.

    In connection with the merger Forest entered into a registration rights agreement with certain of Forcenergy's largest stockholders, Lehman Brothers Inc., certain funds administered by Oaktree Capital Management, LLC and The Anschutz Corporation. Pursuant to that registration rights agreement Forest has filed a registration statement with the Securities and Exchange Commission for all of the shares of Forest common stock acquired by Lehman and the Oaktree funds in the merger. The registration statement covers sales in either negotiated transactions directly with purchasers, block or other institutional trades, or one or more underwritten offerings. The approximately 8,900,000 shares of common stock covered by the registration statement represent approximately 18% of the outstanding common stock of Forest as of March 1, 2001.

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

    Substantially all of our Alaskan oil production, which was acquired in the merger with Forcenergy, is sold to one purchaser. The contract with this purchaser runs through December 31, 2001, and is automatically renewed from year to year thereafter until terminated by either party upon sixty (60) days prior written notice.

    In Canada, liquids are typically sold under short-term contracts at prices based upon posted prices at Alberta pipeline and processing hubs netted back to the field. Canadian Forest's natural gas production is sold primarily through the ProMark Netback Pool which is operated by ProMark, the marketing subsidiary of Canadian Forest. Canadian Forest sold approximately 85% of its natural gas production through the ProMark Netback Pool in 2000.

    From time to time we enter into energy swaps and collars to hedge the price of spot market volumes against price fluctuations. See Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk.

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

    The ProMark Netback Pool gas sales in 2000 averaged 86 MMCF per day, of which Canadian Forest supplied approximately 32 MMCF per day or 37%. Approximately 18% of the volumes sold in the

ProMark Netback Pool in 2000 were sold at fixed prices. The remainder of the volumes sold were priced in a variety of ways, including prices based on indices.

    In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-services basis. ProMark follows procedures to immediately match its gas purchase and sales commitments with offsetting gas purchase or sales. We are, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit or parent guarantees are obtained when considered necessary to minimize credit risk.

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

    We currently hold concessions in South Africa, Gabon, Switzerland, Germany, Albania, Italy, Romania, Thailand and Tunisia. We currently have no production from any of the foregoing concessions. Forest is currently conducting drilling operations in South Africa and Albania. These international interests comprise approximately 2% of our total assets at December 31, 2000.

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

    Forest's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect our ability to market our oil and natural gas production. The prices of oil and natural gas realized by Forest are highly volatile. The price of oil is generally dependent on world supply and demand, while the price we receive for our natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact Forest's activities. Our financial position and resources may also adversely affect our competitive position. Lack of available funds or financing alternatives will prevent us from executing our operating strategy and from deriving the expected benefits therefrom. For further information concerning Forest's financial position, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

    ProMark also faces significant competition from other gas marketers, some of whom are significantly larger in size and have greater financial resources than ProMark, Canadian Forest or Forest.

REGULATION

    UNITED STATES. Various aspects of our oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases. All of the jurisdictions in which we own or operate producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells which may be drilled in an area and the unitization or pooling of crude oil and natural gas properties. In this regard, some states can order the pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from our wells, and to limit the number of wells or the location at which we can drill.

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

    Commencing in April 1992, the FERC issued Order No. 636 and subsequent orders (collectively, Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate gas producers like Forest, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. Commencing in February 2000, the FERC issued Order No. 637 and subsequent orders (collectively, Order No. 637), which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak times, (iii) encourages auctions for pipeline capacity,
(iv) requires pipelines to implement imbalance management services, and
(v) restricts the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders. Order No. 637 also requires the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Most major aspects of Order No. 637 are currently pending judicial review. The FERC has also recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities.

    While any additional FERC action on these matters would affect Forest only indirectly, these changes are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC will take on these matters, nor can it predict whether and to what extent the FERC's regulations will survive judicial review and, if so, whether the FERC's actions will achieve the stated goal of increased competition in natural gas markets. However, we do not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

    In Order Nos. 561 and 561-A, the FERC established an indexing system under which oil pipelines are able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. To date, we do not believe Order Nos. 561 and 561-A have materially increased transportation costs associated with oil production from our oil producing operations.

    The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. Commencing in April 2000, FERC issued Order No. 639 and subsequent orders (collectively, Order No. 639), which imposed certain reporting requirements applicable to "gas service providers" operating on the OCS concerning their prices and other terms and conditions of service. The purpose of Order No. 639 is to provide regulators and other interested parties with sufficient information to detect and to remedy discriminatory conduct by such service providers. FERC has stated that these reporting rules apply to OCS gatherers and has clarified that they may also apply to other OCS service providers including platform operators performing dehydration, compression, processing and related services for third parties. Judicial review of Order No. 639 is currently pending. We cannot predict whether and to what extent these regulations will survive such review, and what effect, if any, they may have on our financial condition or operations. The rules, if allowed to stand, may increase the frequency of claims of discriminatory service, may decrease competition among OCS service providers and may lessen the willingness of OCS gathering companies to provide service on a discounted basis.

    Certain operations that we conduct are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things, engineering and construction specifications for offshore production facilities, safety procedures, flaring of production, plugging and abandonment of OCS wells, calculation of royalty payments and the valuation of production for this purpose and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and we can provide no assurance that the we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the MMS may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

    In March 2000, the MMS issued a final rule modifying the valuation procedures for the calculation of royalties owed for crude oil sales. When oil production sales are not in arms-length transactions, the new royalty calculation will base the valuation of oil production on spot market prices instead of the posted prices that were previously utilized. We do not believe that this rule will have a material adverse effect on our operations.

    Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by Congress, states, the FERC and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of Forest's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

    CANADA. The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and we are unable to predict what additional legislation or amendments may be created.

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

    The provincial government of Alberta is proposing changes to the ARTC program. Proposed changes include (i) the establishment of a $10,000 minimum royalty payment for ARTC, (ii) the elimination of ARTC for individuals and trusts, and (iii) changes in the manner companies report and verify ARTC eligible properties.

    Oil and natural gas royalty holidays and reductions for specific wells reduce the amount of Crown royalties paid by Forest to the provincial governments.

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

    ENVIRONMENTAL MATTERS. Extensive U.S. federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (commonly called the EPA) issue regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. These laws and regulations may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. These laws and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. This regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. Changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely effect our operations, earnings or competitive position, as well as the oil and gas exploration and production industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on Forest, we cannot give any assurance that we will not be adversely affected in the future.

    The Oil Pollution Act of 1990 (OPA) and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a pipeline, vessel or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages from oil spills. OPA also requires operators of offshore OCS facilities to demonstrate to the MMS that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. This financial responsibility amount can increase up to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at a facility exceeds applicable threshold volumes established by the MMS under rules it issued in August 1998 pertaining to covered offshore facilities. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

    The U.S. Water Pollution Control Act (commonly called the Clean Water Act) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in navigable waters. Many state discharge regulations and the federal National Pollutant Discharge Elimination System generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs in the western Gulf of Mexico and we believe that these costs will not have a material adverse impact on our financial condition and operations.

    Forest generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended (commonly referred to as RCRA) and comparable state statues. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Moreover, certain oil and gas exploration and production wastes generated by Forest that are currently exempt from treatment as "hazardous waste" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

    The Comprehensive Environmental Response, Compensation and Liability Act, as amended (commonly called CERCLA but also known as "Superfund") and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current owner and operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under

CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. In the ordinary course of Forest's operations, substances may be generated that fall within the definition of "hazardous substances." Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposedof or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Moreover, we may own or operate properties that in the past were operated by third parties whose operations were not under our control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws, and we potentially could be required to remediate such properties.

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

    Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to fully cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant environmental-related event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

    We have established guidelines to be followed to comply with U.S. and Canadian environmental laws and regulations. In addition, we have designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on Forest and to implement appropriate compliance procedures. We also employ an environmental manager whose responsibilities include causing Forest's operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions. Although we maintain pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

    We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. We are committed to meeting our responsibilities to protect the environment wherever it operates and anticipate making increased expenditures of both a capital and expense nature as a result of increasingly stringent laws relating to the protection of the environment.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION SET FORTH ELSEWHERE IN THIS FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING FOREST.

    OIL AND GAS PRICE DECLINES AND THEIR VOLATILITY COULD ADVERSELY AFFECT FOREST'S REVENUE, CASH FLOWS AND PROFITABILITY. Prices for oil and natural gas fluctuate widely. Natural gas prices affect Forest more than oil prices, because most of our production and reserves are natural gas. At December 31, 2000, 61% of our estimated proved reserves consisted of natural gas on an MCFE basis and, during 2000, approximately 62% of our total production consisted of natural gas.

    Forest's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks may be subject to redetermination based on current prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil and natural gas that Forest can produce economically.

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

    - there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

    - the counterparties to our future contracts fail to perform under the contracts.

    For further information concerning prices, market conditions and energy swap and collar agreements, see Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk, and Notes 9 and 11 of Notes to Consolidated Financial Statements.

    CERTAIN PARTIES WITH WHOM WE HAVE LONG-TERM CONTRACTS MAY FAIL TO
PERFORM. We have long-term contracts, including agreements for the sale of oil and gas. The other parties to these contracts could fail to perform their contractual obligations. This failure could be caused by financial difficulties of these parties that are beyond our control. Our ability to enforce these contractual obligations may be adversely affected by bankruptcy and other creditors' rights laws.

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

    At December 31, 2000, approximately 27% of our estimated proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of our future reserves include the assumption that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 14 of Notes to Consolidated Financial Statements.

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

    LEVERAGE WILL MATERIALLY AFFECT OUR OPERATIONS. As of December 31, 2000, our long-term debt was approximately $622 million, including approximately
$334 million outstanding under our global bank credit facility with a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. Our long-term debt represented 42% of our total capitalization at December 31, 2000.

    Our level of debt affects our operations in several important ways, including the following:

    - a significant portion of our cash flow from operations is used to pay interest on borrowings;

    - the covenants contained in the agreements governing our debt limit our ability to borrow additional funds, to dispose of assets, or to pay dividends;

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

    In addition, we may alter our capitalization significantly in order to make future acquisitions or develop our properties. These changes in capitalization may increase our level of debt significantly. A high level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations, our future performance and our ability to raise additional capital. Many of these factors are beyond our control.

    If Forest is unable to repay its debt at maturity out of cash on hand, it could attempt to refinance such debt, or repay such debt with the proceeds of any equity offering. We cannot assure you that Forest will be able to generate sufficient cash flow to pay the interest on its debt or that future debt or equity financing will be available to pay or refinance such debt. In addition, if Forest's bank credit facility rating is downgraded, Forest's ability to borrow under the global credit facility would be subject to a borrowing base that would re-determined semi-annually. If, following such a re-determination, Forest's outstanding borrowings exceeded the amount of the re-determined borrowing base, Forest would be forced to repay a portion of the outstanding borrowings in excess of the re-determined borrowing base. We cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale would have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

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

    WE MAY INCUR SIGNIFICANT ABANDONMENT COSTS OR BE REQUIRED TO POST SUBSTANTIAL PERFORMANCE BONDS IN CONNECTION WITH THE PLUGGING AND ABANDONMENT OF WELLS. We are responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and gas properties, pro rata to our working interest. We provide for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as production occurs. We also account for these future liabilities by including all projected abandonment costs as a reduction in the future cash flows from our reserves in our reserve reporting. As of December 31, 2000, total undiscounted future abandonment costs were estimated to be approximately $178.3 million, primarily for properties in offshore Gulf of Mexico and Alaska waters. Approximately $9.9 million in abandonment costs are anticipated to be incurred in 2001, all of which will be funded by cash flow from operations or from temporary borrowings. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, changes in abandonment techniques and technology, and changes in environmental laws and regulations.

    WE MAY NOT BE ABLE TO REPLACE PRODUCTION WITH NEW RESERVES. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are relatively slow. Production from Gulf of Mexico reservoirs represented approximately 56% of our total production in 2000. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful exploration and development activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

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

    THE PROFITABILITY OF OUR GAS MARKETING ACTIVITIES MAY BE LIMITED. Our operations include gas marketing through our subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of gas production in Canada, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. The profitability of such natural gas marketing operations depends on our ability to assess and respond to changing market conditions, including credit risk. Profitability also depends on our ability to maximize the volume of third party natural gas that we purchase and resell or exchange and to obtain a satisfactory fee for service or margin between the negotiated purchase price and the sales price for such volumes. If we are unable to respond accurately to changing conditions in the gas marketing business, our results of operations could be materially adversely affected. ProMark does not buy or sell gas to hold as a speculative position. All transactions are immediately offset, fixing the margin. ProMark is exposed to credit risk because the counterparties to agreements might not perform their contractual obligations.

    OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS AND ECONOMIC AND POLITICAL DEVELOPMENTS. We have significant oil and gas operations in Canada. The expenses of such operations, which represent approximately 10% of consolidated cash costs of oil and gas operations, are payable in Canadian dollars. Most of the revenue from Canadian natural gas and oil sales, which represents 9% of total oil and gas revenue, is based upon U.S. dollars price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollars. Forest is also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. We have also acquired additional oil and gas assets in other countries. Although there are no material operations in these countries, our foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries.

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

    THE MARKETABILITY OF FOREST'S PRODUCTION DEPENDS LARGELY UPON THE AVAILABILITY, PROXIMITY AND CAPACITY OF GAS GATHERING SYSTEMS, PIPELINES AND PROCESSING FACILITIES. The marketability of our production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state and Canadian regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on Forest could be substantial and could adversely affect our ability to produce and market oil and natural gas.

    OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS. Our oil and gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the OPA requires operators of offshore facilities to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under such law and other federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for such spills of oil and other regulated substances, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. U.S. and non-U.S. laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

    THERE ARE UNCERTAINTIES IN SUCCESSFULLY INTEGRATING OUR ACQUISTIONS, SPECIFICALLY OUR RECENT MERGER WITH FORCENERGY. Integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, that unforeseen difficulties can arise in integrating operations and systems and problems concerning retaining and assimilating the employees of the combined company, any of which could lead to potential adverse short-term or long-term effects on operating results.

    THE SIGNIFICANT OWNERSHIP POSITION OF ANSCHUTZ COULD LIMIT FOREST'S ABILITY TO ENTER INTO CERTAIN TRANSACTIONS. As of March 1, 2001, The Anschutz Corporation owned approximately 31% of our outstanding common stock. Pursuant to a shareholder agreement between Anschutz and Forest, Anschutz designated three of Forest's directors. Therefore, Anschutz can substantially influence matters being considered by Forest's board of directors. The shareholder agreement, which also prohibited Anschutz from acquiring in excess of 49.9% of the outstanding Forest common shares, expired on July 27, 2000.

    Applicable law requires that the holders of two-thirds of the outstanding Forest common shares approve a future merger with a third party; therefore, control of Forest most likely could not be transferred to a third party without Anschutz's consent and agreement. A third party probably would not offer to pay a premium to acquire Forest without the prior agreement of Anschutz, even if the board of directors should choose to attempt to sell Forest in the future. In addition, shareholder approval would be required by New York Stock Exchange rules for the issuance of common stock to a third party in an amount in excess of 20% of the outstanding common stock. Anschutz's opposition to such a transaction could significantly reduce the likelihood of its approval.

    WE DO NOT PAY DIVIDENDS. We have not declared any cash dividends on our common stock in a number of years and have no intention to do so in the near future. In addition, we are limited in the amount we can pay by our global credit agreement and the indentures pursuant to which our subordinated notes were issued.

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

    Our board of directors has adopted a shareholder rights plan. The existence of the rights plan may impede a takeover of Forest not supported by the board of directors, including a proposed takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing market price of our common stock.

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

    - the impact of political and regulatory developments;

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

ITEM 2.  PROPERTIES

    Forest's principal reserves and producing properties are oil and gas properties located in the United States in the Gulf of Mexico, Louisiana, Texas and Alaska and in Canada in Alberta and the Northwest Territories.

RESERVES

    Information regarding Forest's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 14 of Notes to Consolidated Financial Statements.

    Since January 1, 2000 Forest has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

PRODUCTION

    The following table shows net liquids and natural gas production for Forest and its subsidiaries for the years ended December 31, 2000, 1999 and 1998:

                                                          NET NATURAL GAS AND
                                                         LIQUIDS PRODUCTION(1)
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
United States:
  Natural Gas (MMCF)...............................  102,320     49,279     47,394
  Liquids (MBBLS)..................................    9,891      2,712      2,405

Canada:
  Natural Gas (MMCF)...............................   11,522     12,423     14,916
  Liquids (MBBLS)..................................    1,536      1,685      1,864

Total (MMCFE)......................................  182,404     88,084     87,924

------------------------

(1) Volumes reported for natural gas include insignificant amounts of sulfur production on the basis that one long ton of sulfur is equivalent to 15 MCF of natural gas. Liquids volumes include both oil and condensate and natural gas liquids.

AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

    The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids and the average production cost per equivalent unit of production for the years ended December 31, 2000, 1999 and 1998 for Forest and its subsidiaries:

                                                         UNITED STATES                        CANADA
                                                 ------------------------------   ------------------------------
                                                   2000     1999(1)    1998(1)      2000     1999(1)    1998(1)
                                                 --------   --------   --------   --------   --------   --------
Average Sales Prices:
  Natural Gas
    Production (MMCF)(2)......................    102,320    49,279     47,394     11,522     12,423     14,916
    Sales price received (per MCF)............   $   4.02      2.31       2.13       2.64       1.61       1.23
    Effects of energy swaps (per MCF)(2)......       (.67)      .03        .09       (.44)      (.07)      (.02)
                                                 --------    ------     ------     ------     ------     ------
    Average sales price (per MCF).............   $   3.35      2.34       2.22       2.20       1.54       1.21

  Liquids:
  Oil and condensate:
    Production (MBBLS)........................      8,775     1,985      1,919      1,110      1,254      1,389
    Sales price received (per BBL)............   $  28.74     17.84      12.67      28.54      16.98      12.13
    Effects of energy swaps (per BBL)(2)......      (5.65)    (3.11)       .45      (5.61)     (2.37)      1.06
                                                 --------    ------     ------     ------     ------     ------
    Average sales price (per BBL).............   $  23.09     14.73      13.12      22.94      14.61      13.19

  Natural gas liquids:
    Production (MBBLS)........................      1,116       727        486        426        431        475
    Average sales price (per BBL).............   $  18.72      9.95       7.00      18.19      10.70       7.25

  Total liquids production (MBBLS)............      9,891     2,712      2,405      1,536      1,685      1,864
  Average sales price (per BBL)...............   $  22.59     13.45      11.88      21.62      13.61      11.68

Average production cost (per MCFE)(3).........   $    .79       .55        .53        .62        .59        .47

------------------------

(1) Financial data for 1999 and 1998 have been restated to reflect the reclassification of transportation costs from oil and gas revenue to oil and gas production expense to comply with a recent accounting pronouncement.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 53,078 MMCF, 32,481 MMCF and 26,527 MMCF for the years ended December 31, 2000, 1999 and 1998, respectively. Hedged oil and condensate volumes were 6,953,000 barrels, 2,075,000 barrels and 392,900 barrels for 2000, 1999 and 1998, respectively. The aggregate gains (losses) under energy swap agreements were $(129,091,000), $(8,684,000) and $6,305,000 respectively, for the years ended December 31, 2000, 1999 and 1998 and were accounted for as increases (reductions) to oil and gas sales.

(3) Production costs were converted to common units of measure using a conversion ratio of one barrel of oil to six MCF of natural gas and one long ton of sulfur to 15 MCF of natural gas. Such production costs exclude all depreciation, depletion and provision for impairment associated with property and equipment.

PRODUCTIVE WELLS

    The following summarizes total gross and net productive wells of Forest and its subsidiaries at December 31, 2000:

                                                            PRODUCTIVE WELLS(1)
                                                          ------------------------
                                                          UNITED STATES    CANADA
                                                          -------------   --------
Gross(2)
  Gas...................................................        817         201
  Oil...................................................      2,025         280
                                                              -----         ---
      Totals(3).........................................      2,842         481
                                                              =====         ===
Net(4)
  Gas...................................................        371         114
  Oil...................................................        753         204
                                                              -----         ---
      Totals............................................      1,124         318
                                                              =====         ===

------------------------

(1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.

(2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3) Includes 23 dual completions in the United States and 5 dual completions in Canada. Dual completions are counted as one well. If one completion is an oil completion, the well is classified as an oil well.

(4) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED AND UNDEVELOPED ACREAGE

    Forest and its subsidiaries held acreage as set forth below at December 31, 2000 and 1999. A majority of the developed acreage is subject to mortgage liens securing our bank indebtedness. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

                                            DEVELOPED ACREAGE(1)   UNDEVELOPED ACREAGE(2)
                                            --------------------   -----------------------
                                            GROSS(3)     NET(4)     GROSS(3)      NET(4)
                                            ---------   --------   ----------   ----------
United States:
  Offshore................................    717,079   333,591       187,200      142,570
  Onshore.................................    356,908   111,461       639,391      108,867
  Western.................................     46,147    18,034       132,373       73,563
  Alaska..................................    295,164    22,119       158,115      151,090
                                            ---------   -------    ----------   ----------
                                            1,415,298   485,205     1,117,079      476,090

Canada....................................    262,684   134,015     1,508,266      610,702

International:
  South Africa............................         --        --    10,266,218    7,186,352
  Tunisia.................................         --        --     3,270,420    2,289,294
  Gabon...................................         --        --     2,409,276    2,409,276
  Australia(5)............................         --        --     2,400,000    1,380,000
  Switzerland.............................         --        --     1,850,000      925,000
  Germany.................................         --        --     1,515,442    1,515,442
  Albania.................................         --        --     1,647,141      494,141
  Italy...................................         --        --       816,361      748,556
  Romania.................................         --        --       766,899      766,899
  Thailand................................         --        --       241,122      241,122
                                            ---------   -------    ----------   ----------
                                                   --        --    25,182,879   17,956,082
                                            ---------   -------    ----------   ----------
Total acreage at December 31, 2000........  1,677,982   619,220    27,808,224   19,042,874
                                            =========   =======    ==========   ==========
Total acreage at December 31, 1999........  1,492,596   639,091    60,558,102   33,874,087
                                            =========   =======    ==========   ==========

------------------------

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

(5) This acreage was sold in February 2001.

    The reduction in undeveloped acreage at December 31, 2000 compared to December 31, 1999 is attributable to expirations of foreign concessions held by Forcenergy. Approximately 4% of our net undeveloped acreage at December 31, 2000 is under leases that have terms expiring in 2001, if not held by production, and approximately 1% of net undeveloped acreage will expire in 2002 if not also held by production.

DRILLING ACTIVITY

    Forest and its subsidiaries owned interests in gross and net exploratory and development wells for the years ended December 31, 2000, 1999 and 1998 as set forth below. This information does not include wells drilled under farmout agreements.

                                                        UNITED STATES                        CANADA               INTERNATIONAL
                                                ------------------------------   ------------------------------   -------------
                                                  2000       1999       1998       2000       1999       1998         2000
                                                --------   --------   --------   --------   --------   --------   -------------
Gross Exploratory Wells:
  Dry(1)......................................      12         3          6          6          5           7            2
  Productive(2)...............................      50        13          7         13          1           2           --
                                                  ----       ---        ---        ---        ---        ----          ---
                                                    62        16         13         19          6           9            2
                                                  ====       ===        ===        ===        ===        ====          ===
Net Exploratory Wells:(3)
  Dry(1)......................................     6.3       1.7        4.3        2.0        2.4         5.6          1.4
  Productive(2)...............................    26.5       5.7        4.7        7.6        1.0          .7           --
                                                  ----       ---        ---        ---        ---        ----          ---
                                                  32.8       7.4        9.0        9.6        3.4         6.3          1.4
                                                  ====       ===        ===        ===        ===        ====          ===
Gross Development Wells:
  Dry(1)......................................      --        --         --         --         --           2           --
  Productive(2)...............................      16         6          9         --          8          14           --
                                                  ----       ---        ---        ---        ---        ----          ---
                                                    16         6          9         --          8          16           --
                                                  ====       ===        ===        ===        ===        ====          ===
Net Development Wells:
  Dry(1)......................................      --        --         --         --         --         2.0           --
  Productive(2)...............................     8.9       3.2        2.6         --        1.9        10.0           --
                                                  ----       ---        ---        ---        ---        ----          ---
                                                   8.9       3.2        2.6         --        1.9        12.0           --
                                                  ====       ===        ===        ===        ===        ====          ===

------------------------

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

    At December 31, 2000 Forest and its subsidiaries had seven exploratory wells (4.1 net) and six development wells (4.7 net) that were in the process of being drilled. Of the seven exploratory wells, one in Canada is still being evaluated (0.3 net), one in the United States is still being drilled (1.0 net), two in international are still being drilled (1.0 net), one in international (0.7 net) was successful and two in the United States were dry holes (1.1 net). Of the six development wells, two in Canada are still being evaluated (1.4 net), three in the United States were productive (2.5 net) and one in Canada was productive (0.8 net).

DELIVERY COMMITMENTS

    Approximately 85% of Canadian Forest's natural gas production was sold through the ProMark Netback Pool in 2000. At December 31, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.5 BCF of natural gas in 2001 at an average price of $2.52 CDN per MCF and approximately 5.5 BCF of natural gas in 2002 at an average price of approximately $2.61 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000, Canadian Forest supplied approximately 37% of the gas for the Netback Pool.

    In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell an additional .6 BCF of natural gas in 2001 at a fixed price of approximately $3.25 CDN per MCF and another .5 BCF of natural gas in 2002 at a fixed price of approximately $3.37 CDN per MCF.

    There are no long-term delivery commitments in the United States as of December 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

    Forest, in the ordinary course of business, is a party to various legal actions. In the opinion of our management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

    On March 21, 1999, Forcenergy and its wholly-owned subsidiary, Forcenergy Resources Inc., filed voluntarily under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate the restructuring of Forcenergy's long-term debt, revolving credit, trade and other obligations. Forcenergy continued to operate as a debtor-in-possession subject to the bankruptcy court's supervision and orders until its plan of reorganization (which was confirmed on January 19, 2000) became effective on February 15, 2000.

    Prior to its merger with Forest, Forcenergy was a party to various claims and routine litigation arising in the normal course of its business. Obligations of Forcenergy arising out of activities prior to the March 21, 1999 bankruptcy petition date will be discharged in accordance with the plan of reorganization. The largest remaining disputed claim filed with the bankruptcy court is the claim of Escopeta Oil & Gas Corp., Escopeta Production Alaska, Inc., Danny S. Davis, Robert Warthen and Walten D. Wells (collectively, the "Escopeta Group"), which asserted a claim in excess of $100 million. Forest believes the Escopeta Group claim to be without merit and continues to vigorously contest it. Based on information currently available, Forest believes that the result of all remaining claims and litigation, including that of the Escopeta Group, will not have a material adverse effect on the financial position or results of operations of Forest.

    Pursuant to its plan of reorganization, Forcenergy established a reserve of Forcenergy common stock to be distributed to claimants in the event their disputed claims are ultimately determined by the bankruptcy court to be allowed claims. The reserved shares of Forcenergy common stock became Forest common shares in accordance with the terms of the merger. Forest believes that the shares in the reserve are sufficient to cover any allowed claims. If the shares in the reserve are inadequate to cover all allowed claims, then under the Forcenergy plan of reorganization Forest would be required to issue additional shares of common stock to the holders of such claims. Forest believes, however, that the shares in the reserve are adequate to cover all remaining disputed claims that may be subsequently allowed. There can be no assurance, however, that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 7, 2000, a special meeting of Forest's shareholders was held in Denver, Colorado. The following proposals were submitted to a vote of shareholders and were adopted by the margins indicated:

    1. Approving the issuance of the common shares to be received by Forcenergy Inc stockholders in the proposed merger between Forcenergy and Forest Acquisition I Corporation, a newly-formed, wholly-owned subsidiary of Forest, and to approve the other transactions contemplated by the merger agreement.

                   NUMBER OF SHARES
                   ----------------
   FOR        AGAINST    ABSTENTIONS   BROKER NON-VOTES
----------   ---------   -----------   ----------------
42,563,791   1,837,817      26,753        9,866,939

    2.  Effecting a 1-for-2 reverse stock split of the Forest common stock.

                   NUMBER OF SHARES
                   ----------------
   FOR        AGAINST    ABSTENTIONS   BROKER NON-VOTES
----------   ---------   -----------   ----------------
46,245,791   4,370,388      26,949        3,652,172

ITEM 4A.  EXECUTIVE OFFICERS OF FOREST

    The following information with respect to the executive officers of Forest is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                               YEARS WITH
NAME                                  AGE        FOREST                        OFFICE (1)
----                                --------   ----------   ------------------------------------------------
Robert S. Boswell.................     51          15       Chairman of the Board since March 2000. Chief
                                                              Executive Officer since December 1995 and
                                                              President from November 1993 to March 2000.
                                                              Chief Financial Officer from May 1991 until
                                                              December 1995. Member of the Board of
                                                              Directors since 1986. Chairman of the
                                                              Nominating Committee and member of the
                                                              Executive Committee. Director of
                                                              C.E. Franklin Ltd.

Richard G. Zepernick, Jr..........     40          --       President and Chief Operating Officer since
                                                            December 2000. President and Chief Executive
                                                              Officer of Forcenergy Inc from April 2000 to
                                                              December 2000. Senior Vice President--Gulf of
                                                              Mexico of Ocean Energy, Inc. from June 1998 to
                                                              March 2000. Executive Vice President--North
                                                              America for Ocean Energy, Inc. from May 1997
                                                              to May 1998. Executive Vice President and
                                                              Chief Operating Officer of Ocean Energy, Inc.
                                                              from January 1996 to April 1997.

David H. Keyte....................     44          13       Executive Vice President and Chief Financial
                                                            Officer since November 1997. Vice President and
                                                              Chief Financial Officer from December 1995 to
                                                              November 1997. Vice President and Chief
                                                              Accounting Officer from December 1993 until
                                                              December 1995. Chairman of the Employee
                                                              Benefits Committee.

Gary E. Carlson...................     54          --       Senior Vice President--Alaska since December
                                                            2000. Vice President--Alaska Division of
                                                              Forcenergy Inc from March 1997 to December
                                                              2000. General Manager for Health, Environment
                                                              and Safety Support Worldwide of Unocal from
                                                              1996 to February 1997.

Forest D. Dorn....................     46          23       Senior Vice President--Corporate Services since
                                                              December 2000. Senior Vice President--Gulf
                                                              Coast Region from November 1997 to December
                                                              2000. Vice President--Gulf Coast Region from
                                                              August 1996 to November 1997. Vice President
                                                              and General Business Manager from December
                                                              1993 to August 1996. Member of the Employee
                                                              Benefits Committee.

Neal A. Stanley...................     53           4       Senior Vice President--Western Region since
                                                              November 1997. Vice President--Western Region
                                                              from August 1996 to November 1997. Prior
                                                              thereto President of Teton Oil and Gas
                                                              Corporation.

                                               YEARS WITH
NAME                                  AGE        FOREST                        OFFICE (1)
----                                --------   ----------   ------------------------------------------------
Robert G. Gerdes..................     44          --       Senior Vice President--Gulf Offshore Metairie
                                                            since December 2000. Vice President--Gulf of
                                                              Mexico, Onshore and International of
                                                              Forcenergy Inc from March 2000 to December
                                                              2000. Vice President--Geosciences of
                                                              Forcenergy Inc from October 1997 to March
                                                              2000. Geologist and Evaluations Manager of
                                                              Forcenergy Inc from 1994 to October 1997.

James W. Knell....................     50          13       Senior Vice President--Gulf Coast Region since
                                                              December 2000. Vice President--Gulf Coast
                                                              Region from May 1999 to December 2000. Gulf
                                                              Coast Business Unit Manager from November 1997
                                                              to May 1999. Corporate Drilling and Production
                                                              Manager from December 1991 to November 1997.

Newton W. Wilson, III.............     50          --       Senior Vice President--Legal Affairs and
                                                            Corporate Secretary since December 2000.
                                                              Consultant to Mariner Energy LLC from 1999 to
                                                              December 2000. Consultant to Sterling City
                                                              Capital from 1998 to 1999. President and Chief
                                                              Operations Officer of Union Texas
                                                              Americas Ltd. from 1996 to 1998. General
                                                              Counsel, Vice-President Administration and
                                                              Secretary of Union Texas Americas Ltd. from
                                                              1993 to 1996. Member of the Employee Benefits
                                                              Committee.

Cecil N. Colwell..................     50          12       Vice President--Drilling since December 2000.
                                                            Prior thereto, Drilling Manager since November
                                                              1988.

Joan C. Sonnen....................     47          11       Vice President--Controller, Chief Accounting
                                                            Officer and Assistant Secretary since December
                                                              2000. Vice President--Controller and Corporate
                                                              Secretary from May 1999 to December 2000.
                                                              Corporate Secretary from March 1999 to
                                                              December 2000. Controller since December 1993.
                                                              Member of the Employee Benefits Committee.

Donald H. Stevens.................     48           3       Vice President--Capital Markets and Treasurer
                                                            since December 1998. Vice President--Capital
                                                              Markets and Strategic Initiatives from August
                                                              1997 to December 1998. Prior thereto Vice
                                                              President-Corporate Relations and Capital
                                                              Markets of Barrett Resources Corporation.
                                                              Director of FieldPoint Petroleum Corporation.

Matthew A. Wurtzbacher............     38           2       Vice President--Corporate Planning and
                                                            Development since December 2000.
                                                              Manager--Operational Planning and Corporate
                                                              Engineering from June 1998 to December 2000.
                                                              Financial Engineering Manager of Schlumberger
                                                              Oilfield Services, North America from 1996 to
                                                              1998. Senior Reservoir Engineer of Enron Oil
                                                              and Gas Company from 1993 to 1996.

------------------------

(1) The term of office of each officer is one year from the date of his or her election immediately following the last annual meeting of shareholders and until the officer's respective successor has been elected and qualified or until his or her earlier death, resignation or removal from office whichever occurs first. Each of the named persons has held the office indicated since the last annual meeting of shareholders, except as otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

    Forest has one class of common shares outstanding, its Common Stock, par value $.10 per share (Common Stock).

    On February 28, 2001, 48,480,706 shares of Common Stock were held by 2,652 holders of record. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

    Forest's Common Stock is listed on the New York Stock Exchange. The high and low intraday sales prices of the Common Stock for each quarterly period of the years presented are listed in the chart below. Periods prior to December 2000 have been restated giving retroactive effect to the 1-for-2 reverse stock split. See Note 7 of Notes to Consolidated Financial Statements. There were no dividends declared on the Common Stock in 1999, 2000, or in the first quarter of 2001.

                                                               HIGH       LOW
                                                             --------   --------
1999:   First Quarter......................................  $17.875    $ 10.75
        Second Quarter.....................................   27.125      15.00
        Third Quarter......................................    36.25     25.375
        Fourth Quarter.....................................    33.75      18.00

2000:   First Quarter......................................  $ 25.25    $14.375
        Second Quarter.....................................    34.50      20.25
        Third Quarter......................................    38.00      23.50
        Fourth Quarter.....................................    37.50      24.75

2001:   First Quarter (through March 1)....................  $ 36.99    $ 31.25

WARRANTS

    At February 28, 2001, Forest had outstanding 238,831 warrants expiring on February 15, 2004 that entitle the holder to purchase shares of Common Stock (the 2004 Warrants). Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84.

    On February 28, 2001, the 2004 Warrants were held by 483 holders of record.

    The 2004 Warrants are quoted on the NASDAQ OTC Bulletin Board. The high and low closing sales prices of the 2004 Warrants for each quarterly period of the years presented are listed in the chart below:

                                                               HIGH       LOW
                                                             --------   --------
2000:   First Quarter......................................  $   N/A    $   N/A
        Second Quarter.....................................     9.00       0.25
        Third Quarter......................................    13.00       5.00
        Fourth Quarter.....................................    15.50       8.00

2001:   First Quarter (through March 1)....................  $ 15.00    $ 12.25

    At February 28, 2001, Forest also had outstanding 239,029 warrants expiring on February 15, 2005 that entitle the holder to purchase shares of Common Stock (the 2005 Warrants). Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04.

    On February 28, 2001, the 2005 Warrants were held by 484 holders of record.

    The 2005 Warrants are quoted on the NASDAQ OTC Bulletin Board. The high and low closing sales prices of the 2005 Warrants for each quarterly period of the years presented are listed in the chart below:

                                                               HIGH       LOW
                                                             --------   --------
2000:   First Quarter......................................  $   N/A    $   N/A
        Second Quarter.....................................     6.00       0.03
        Third Quarter......................................     8.50       3.00
        Fourth Quarter.....................................    14.00       6.00

2001:   First Quarter (through March 1)....................  $ 13.63    $ 11.50

    At February 28, 2001, Forest also had outstanding 1,773,885 subscription warrants that entitle the holder to purchase shares of Common Stock (Subscription Warrants). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by Forest if, after March 20, 2004, the market price of the Common Stock has exceeded the exercise price of the Subscription Warrants for a period of 30 consecutive trading days.

    On February 28, 2001, the Subscription Warrants were held by 13 holders of record.

    The Subscription Warrants are quoted on the NASDAQ OTC Bulletin Board. The high and low closing sales prices of the Subscription Warrants for each quarterly period of the years presented are listed in the chart below:

                                                               HIGH       LOW
                                                             --------   --------
2000:   First Quarter......................................  $   N/A    $   N/A
        Second Quarter.....................................      N/A        N/A
        Third Quarter......................................    17.13      12.00
        Fourth Quarter.....................................    23.50      12.00

2001:   First Quarter (through March 1)....................  $ 23.50    $ 19.75

DIVIDEND RESTRICTIONS

    Forest's present or future ability to pay dividends is restricted by
(i) the provisions of the New York Business Corporation Law (NYBCL),
(ii) certain restrictive provisions in the Indentures executed in connection with Canadian Forest's 8 3/4% Senior Subordinated Notes due September 15, 2007 which are guaranteed by Forest and Forest's 10 1/2% Senior Subordinated Notes due 2006, and (iii) the Credit Agreement dated as of October 10, 2000 with The Chase Manhattan Bank, as global administrative agent for a group of banks. Under these restrictions, Forest was not prohibited from paying dividends on its Common Stock as of March 1, 2001.

    Forest has not paid dividends on its Common Stock during the past five years and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on Forest's earnings, capital requirements, financial condition and other relevant factors. There is no assurance that Forest will pay any dividends. For further information regarding our equity securities and our ability to pay dividends on our Common Stock, see Notes 4 and 7 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

    The following table sets forth selected financial and operating data of Forest on a historical basis as of and for each of the years in the five-year period ended December 31, 2000. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto. Financial data for years prior to 2000 have been restated to reflect the reclassification of transportation costs from oil and gas revenue to oil and gas production expense to comply with a recent accounting pronouncement.

    On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for the entire year. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh-start reporting, are not included in the financial statements of the combined company.

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               2000          1999        1998        1997        1996
                                            -----------   ----------   ---------   ---------   ---------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, VOLUMES AND PRICES)
FINANCIAL DATA
Revenue:
  Marketing and processing................  $  288,133      166,283     151,079     184,399     187,374
  Oil and gas sales.......................     624,925      193,841     173,701     158,450     130,547
                                            ----------    ---------    --------     -------     -------
  Total revenue...........................  $  913,058      360,124     324,780     342,849     317,921
Earnings (loss) before extraordinary
  items...................................  $  130,608       19,641    (197,786)      3,089       1,139
Net earnings (loss).......................  $  130,608       19,043    (191,590)     (9,270)      3,305
Weighted average number of common shares
  outstanding.............................      46,330       23,971      20,455      16,834      12,531
Net earnings (loss) attributable to common
  stock...................................  $  126,440       19,043    (191,590)     (9,459)      1,147
Basic earnings (loss) per share:
  Earnings (loss) attributable to common
    stock before extraordinary items......  $     2.73          .82       (9.67)        .17        (.08)
  Extraordinary items.....................          --         (.03)        .30        (.73)        .17
                                            ----------    ---------    --------     -------     -------
  Earnings (loss) attributable
    to common stock.......................  $     2.73          .79       (9.37)       (.56)        .09
Diluted earnings (loss) per share:
  Earnings (loss) attributable to common
    stock before extraordinary items......  $     2.64          .81       (9.67)        .18        (.08)
  Extraordinary items.....................          --         (.02)        .30        (.72)        .17
                                            ----------    ---------    --------     -------     -------
  Earnings (loss) attributable
    to common stock.......................  $     2.64          .79       (9.37)       (.54)        .09
Total assets..............................  $1,752,378    1,474,689     759,736     647,782     563,458
Long-term debt............................  $  622,234      686,153     505,450     254,760     168,859
Other long-term liabilities...............  $   31,241       25,112      24,267      51,787      61,151
Shareholders' equity......................  $  858,966      558,984     168,991     261,827     242,443

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               2000          1999        1998        1997        1996
                                            -----------   ----------   ---------   ---------   ---------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, VOLUMES AND PRICES)
OPERATING DATA
Annual production:
  Gas (MMCF)..............................     113,842       61,702      62,310      49,035      42,496
  Liquids (MBBLS).........................      11,427        4,397       4,269       3,207       2,749
Average price received:
  Gas (per MCF)...........................  $     3.23         2.17        1.98        2.10        1.91
  Liquids (per Barrel)....................  $    22.46        13.51       11.79       17.29       17.93
Capital expenditures, net of asset
  sales...................................  $  372,688      104,612     461,452     147,130     234,556
Proved Reserves:
  Gas (MMCF)..............................     844,058      825,623     564,264     378,315     334,180
  Liquids (MBBLS).........................      89,241       97,086      35,069      24,636      24,014
Standardized measure of discounted future
  net cash flows relating to proved oil
  and gas reserves........................  $3,694,431    1,419,022     522,831     439,570     559,869

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

    On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for the entire year. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh-start reporting, are not included in the financial statements of the combined company.

RESULTS OF OPERATIONS

    Net earnings for 2000 were $130,608,000 compared to net earnings of $19,043,000 in 1999. Exclusive of unusual or non-recurring items, net earnings were $136,777,000 for 2000 compared to $9,080,000 in 1999. Items excluded from this computation consist of merger-related expenses of $28,491,000 (net of tax) in 2000, impairment of oil and gas properties of $5,876,000 in 2000, non-cash foreign currency translation losses of $7,102,000 in 2000, a one-time tax credit of $35,300,000 in 2000, non-cash foreign currency translation gains of $10,561,000 in 1999 and an extraordinary loss on extinguishment of debt of $598,000 in 1999. The improvement in earnings was primarily due to higher production volumes resulting from the merger with Forcenergy and higher product prices.

    Net earnings for 1999 were $19,043,000 compared to a net loss of $191,590,000 in 1998. Exclusive of unusual or non-recurring items, net earnings were $9,080,000 for 1999 compared to a net loss of $14,466,000 in 1998. Items excluded from the 1998 computation consist of a writedown of oil and gas properties of $175,000,000 ($199,500,000 pre-tax), non-cash foreign currency translation losses of $8,320,000, and an extraordinary gain on extinguishment of debt of $6,196,000. The improvement in earnings was due primarily to higher prices and lower depletion expense.

    Marketing and processing revenue increased by 73% to $288,133,000 in 2000 from $166,283,000 in 1999, and the related marketing and processing expense increased by 75% to $285,039,000 in 2000 from $162,617,000 in the previous year. The gross margin for marketing and processing activities decreased to $3,094,000 in 2000 from $3,666,000 in 1999. The decrease in the margin is due primarily to lower margins on processing activities in the United States.

    Marketing and processing revenue increased by 10% to $166,283,000 in 1999 from $151,079,000 in 1998 and the related marketing and processing expense increased by 12% to $162,617,000 in 1999 from $144,758,000 in the previous year. The gross margin reported for marketing and processing activities decreased to $3,666,000 in 1999 from $6,321,000 in 1998. The decrease resulted primarily from the effects of an increasingly competitive market which caused trading margins to tighten, and lower gas processing income due to the sale of processing facilities in the first quarter of 1999.

    Oil and gas sales revenue increased by 222% to $624,925,000 in 2000 from $193,841,000 in 1999 due primarily to higher production volumes resulting from the merger with Forcenergy and higher oil and gas prices. The average sales prices received for natural gas and liquids in 2000 increased 48% and 66%, respectively, compared to the average sales prices received in 1999. Production volumes on an MMCFE basis were 107% higher in 2000 compared to 1999.

    Oil and gas sales revenue increased by 12% to $193,841,000 in 1999 from $173,701,000 in 1998 due primarily to higher natural gas and liquids prices. The average sales prices received for natural gas and liquids in 1999 increased 10% and 15%, respectively, compared to the average sales prices received in 1998. Production volumes for natural gas and liquids on an MCFE basis were less than 1% higher in 1999 compared to 1998.

    Oil and gas production expense increased 185% to $140,218,000 in 2000 from $49,145,000 in 1999. On an MMCFE basis, production expense was $.77 per MCFE in 2000 compared to $.56 per MCFE in 1999. The increase in expense and per-unit rates are due primarily to higher operating costs associated with Forcenergy properties, higher production taxes and increased workover activity.

    Oil and gas production expense increased 9% to $49,145,000 in 1999 from $44,944,000 in 1998, due primarily to non-recurring direct operating expenses and expensed workovers. On an MCFE basis, production expense was $.56 per MCFE in 1999 compared to $.51 in 1998. The increase in the per-unit expense is attributable to higher costs being spread over essentially the same production base.

    Production volumes, weighted average sales prices and production expenses for the years ended December 31, 2000, 1999 and 1998 for Forest and its subsidiaries were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000     1999(1)    1998(1)
                                                              --------   --------   --------
NATURAL GAS
  Production (MMCF).........................................  113,842     61,702     62,310
  Sales price received (per MCF)............................  $  3.87       2.17       1.92
  Effects of energy swaps (per MCF)(2)......................     (.64)      0.01       0.06
                                                              -------     ------     ------
  Average sales price(per MCF)..............................  $  3.23       2.18       1.98

LIQUIDS
Oil and condensate:
  Production (MBBLS)........................................    9,885      3,239      3,308
  Sales price received (per BBL)............................  $ 28.72      17.51      12.44
  Effects of energy swaps (per BBL)(2)......................    (5.65)     (2.82)      0.71
                                                              -------     ------     ------
  Average sales price (per BBL).............................  $ 23.07      14.69      13.15

Natural gas liquids:
  Production (MBBLS)........................................    1,542      1,158        961
  Average sales price (per BBL).............................  $ 18.57      10.23       7.13
  Total liquids production (MBBLS)..........................   11,427      4,397      4,269
  Average sales price (per BBL).............................  $ 22.46      13.51      11.79

TOTAL PRODUCTION
Production volumes (MMCFE)..................................  182,404     88,084     87,924
Average sales price (per MCFE)..............................  $  3.43       2.20       1.97
Operating expense (per MCFE)................................     0.77       0.56       0.51
                                                              -------     ------     ------
Netback (per MCFE)..........................................  $  2.66       1.64       1.46
                                                              =======     ======     ======

------------------------

(1) Financial data for 1999 and 1998 have been restated to reflect the reclassification of transportation costs from oil and gas revenue to oil and gas production expense to comply with a recent accounting pronouncement.

(2) Energy swaps were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 53,078 MMCF, 32,481 MMCF and 26,527 MMCF in 2000, 1999 and 1998, respectively. Hedged oil and condensate volumes were 6,953,000 barrels, 2,075,000 barrels and 392,900 barrels in 2000, 1999 and 1998, respectively. The aggregate net gains (losses) under energy swap agreements were $(129,091,000), $(8,684,000) and $6,305,000, respectively, for the years ended December 31, 2000, 1999 and 1998 and were accounted for as increases (reductions) to oil and gas sales.

    General and administrative expense increased 132% to $35,580,000 in 2000 compared to $15,362,000 in 1999. The increase was due primarily to general and administrative expenses related to Forcenergy operations in 2000. General and administrative expense decreased 23% to $15,362,000 in 1999 compared to $19,849,000 in 1998. The 1998 period included approximately $1,500,000 of non-recurring expenses of a Canadian subsidiary, Saxon Petroleum Inc., as a result of its decision to investigate strategic alternatives, whereas the 1999 period reflected the efficiencies achieved by combining Saxon's operations with those of Canadian Forest.

    Total overhead costs (capitalized and expensed general and administrative costs) were $56,666,000 in 2000, $24,235,000 in 1999 and $27,996,000 in 1998.
Total overhead costs increased 134% in 2000 compared to 1999 due primarily to overhead attributable to Forcenergy operations, and decreased by 13% in 1999 compared to 1998. The following table summarizes total overhead costs incurred during the periods:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Overhead costs capitalized.........................  $21,086      8,873      8,117
General and administrative costs expensed(1).......   35,580     15,362     19,849
                                                     -------     ------     ------
  Total overhead costs.............................  $56,666     24,235     27,966
                                                     =======     ======     ======
Number of salaried employees at end of year........      530        207        211
                                                     =======     ======     ======

------------------------

(1) Includes $1,386,000, $2,059,000 and $2,819,000 in 2000, 1999 and 1998,
    respectively, related to marketing and processing operations.

    Merger and seismic licensing costs of $31,577,000 in 2000 include banking, legal, accounting, printing and other consulting costs related to the merger; severance paid to terminated employees; expenses for office closures, employee relocation, data migration and systems integration; and costs of transferring seismic licenses from Forcenergy to Forest.

    Depreciation and depletion expense increased 141% to $212,480,000 in 2000 from $88,190,000 in 1999 due primarily to increased production as a result of the merger with Forcenergy and an increased per-unit rate. The depletion rate increased to $1.15 per MCFE in 2000 compared to $.96 per MCFE in 1999, due primarily to higher finding costs in 2000 and higher than anticipated future development costs in the current inflationary environment for oilfield services. Depreciation and depletion expense decreased 12% to $88,190,000 in 1999 from $100,105,000 in 1998 due to a lower per-unit rate. The depletion rate decreased to $.96 per MCFE in 1999 compared to $1.10 per MCFE in 1998. This decline is attributable to favorable per-unit costs associated with 1998 acquisitions and Gulf of Mexico discoveries, as well as to writedowns of oil and gas properties in the third and fourth quarters of 1998.

    At December 31, 2000 Forest had undeveloped properties with a cost basis of approximately $132,807,000 in the United States and $33,524,000 in Canada which were not subject to depletion, compared to $114,545,000 in the United States and $39,580,000 in Canada at December 31, 1999 and $58,609,000 in the United States and $26,443,000 in Canada at December 31, 1998. The increase in 2000 is due primarily to wells in progress in Alaska, offset partially by surrendered and abandoned leases. The increase in 1999 compared to 1998 is due primarily to undeveloped properties acquired in the merger with Forcenergy and to wells in progress in Canada. Forest also had capitalized costs related to international interests of approximately $40,432,000, $21,493,000 and $14,435,000 at
December 31, 2000, 1999 and 1998, respectively, which were not being depleted pending establishment of proved reserves.

    In the fourth quarter of 2000, Forest recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand. In the third and fourth quarters of 1998, Forest recorded writedowns of its oil and gas properties pursuant to the ceiling test limitation prescribed by the

Securities and Exchange Commission for companies using the full cost method of accounting. The writedowns totaled $175,000,000 ($199,500,000 pre-tax) and were primarily a result of declining oil and gas prices.

    Additional writedowns of the full cost pools in the United States and Canada may be required if oil and gas prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

    Other income of $1,757,000 in 2000 included interest income of approximately $1,972,000, equity income of approximately $998,000 from a pipeline investment and a gain of approximately $704,000 from the sale of an investment, offset partially by approximately $755,000 of franchise taxes and approximately $454,000 of unsuccessful acquisition costs. Other income of $2,629,000 in 1999 included a gain of approximately $2,500,000 from the sale of gas processing facilities in the first quarter of 1999. Other income of $8,078,000 in 1998 included approximately $6,600,000 (before tax) relating to a gas contract settlement in Canada and $1,400,000 of death benefits received under a life insurance policy covering a former executive officer.

    Interest expense of $60,269,000 in 2000 increased $19,396,000 or 47% compared to 1999 due primarily to the merger with Forcenergy. Interest expense of $40,873,000 in 1999 increased $1,887,000 or 5% compared to 1998 due primarily to the issuance of the 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes), partially offset by lower bank debt balances.

    Foreign currency translation gains (losses) were $(7,102,000) in 2000, $10,561,000 in 1999 and $(8,320,000) in 1998. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6672 per $1.00 U.S. at December 31, 2000 compared to $.6924 at December 31, 1999, $.6535 at December 31, 1998 and $.6992 at December 31, 1997.
Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

    Income tax expense of $6,066,000 was recognized in 2000 compared to income tax benefits of $2,514,000 in 1999 and $25,818,000 in 1998. The changes are attributable primarily to improvements in profitability. Expense of $6,066,000 in 2000 represents expense of $34,661,000 attributable to United States operations and $6,705,000 recorded by Canadian Forest, offset by an income tax benefit of $35,300,000 attributable to expected utilization of the deferred income tax assets of Forest. Realization of Forcenergy's fresh start deferred tax assets was required to be recorded as an adjustment of additional paid-in capital.

    The extraordinary loss on extinguishment of debt of $598,000 in 1999 resulted from redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value. The extraordinary gain of $6,196,000 on extinguishment of debt in 1998 resulted from settlement of Forest's remaining nonrecourse production payment obligation in exchange for 135,607 shares of Forest common stock valued at $3,750,000.

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

    SECURITIES REPURCHASES. During 2000, we repurchased 152,400 shares of Forest common stock and $10,600,000 principal amount of subordinated notes.

    BANK CREDIT FACILITIES. In connection with the merger with Forcenergy, Forest and its subsidiaries, Canadian Forest and ProMark, negotiated a new global credit facility through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. This facility replaced the senior facilities of Forest and Forcenergy and was effective on December 7, 2000, the date of completion of the merger. Due to the recent upgrade in Forest's bank credit facility rating, the borrowing base limitations previously imposed upon us were removed. As such, the current global credit facility commitments and borrowing limits in the United States and Canada are $500,000,000 and $100,000,000, respectively. If Forest's bank credit facility rating is downgraded, the ability to borrow under the global credit facility would be limited to a borrowing base that would be re-determined semi-annually. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest and its restricted subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities.

    The global credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties in the United States and Canada, related assets, pledges of accounts receivable, and a pledge of 65% of the capital stock of Canadian Forest and 100% of the capital stock of Forest Pipeline Company. If Forest's bank credit facility rating is downgraded, we may be obligated to pledge additional properties.

    At December 31, 2000, the outstanding borrowings under the global credit facility were $305,000,000 in the United States and $28,690,000 in Canada. At March 1, 2001, the outstanding borrowings were $258,000,000 in the United States and $13,058,000 in Canada, with an average effective interest rate of 7.65%. At March 1, 2001, Forest had also used the global credit facility for letters of credit in the amount of $5,882,000 in the United States and $1,725,000 CDN in Canada.

    WORKING CAPITAL. Forest had a working capital deficit of approximately $1,109,000 at December 31, 2000 compared to a working capital surplus of approximately $26,885,000 at December 31, 1999. The decrease in working capital is due primarily to an increase in payables related to exploration and development activities in the fourth quarter of 2000 compared to the corresponding period in 1999, merger-related payables outstanding at December 31, 2000 and a decrease in cash as a result of reduction of long-term debt, offset partially by an increase in revenue-related accounts receivable balances due to higher oil and gas prices at the end of 2000. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

    CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities increased to $306,532,000 in 2000 compared to $110,513,000 in 1999. The 2000 period included higher production revenue due to higher oil and gas prices and increased production due primarily to the merger with Forcenergy. We used $376,061,000 for investing activities in 2000 compared to $105,646,000 in 1999. The increase was due primarily to higher exploration and development expenditures in 2000 as a result of the merger with Forcenergy. Cash used by financing activities in 2000 was $16,172,000 compared to $91,367,000 in 1999. The 2000 period included net repayments of bank debt of $52,006,000, offset partially by net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock. The 1999 period included net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes, net proceeds of $131,188,000 from the issuance of common stock, and $96,506,000 of cash acquired in the merger with Forcenergy, offset by net repayments of bank borrowings of $225,765,000.

    Net cash provided by operating activities increased to $110,513,000 in 1999 compared to $89,444,000 in 1998. The 1999 period included higher production revenue due to higher oil and gas prices and additional funds provided by net working capital changes. We used $105,646,000 for investing activities in 1999 compared to $365,294,000 in 1998. Cash used in the 1998 period was greater than cash used in the 1999 period due primarily to the acquisition of our onshore Louisiana properties. Cash provided by financing activities in 1999 was $91,367,000 compared to $260,954,000 in 1998. The 1999 period included net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes and net proceeds of $131,188,000 from the issuance of common stock, and $96,506,000 of cash at the date of fresh-start of Forcenergy, offset by net repayments of bank borrowings of $225,765,000. The 1998 period included net bank borrowings of $187,620,000 and net proceeds of $74,589,000 from the issuance of the 8 3/4% Notes.

    CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the past three years were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Property acquisition costs:
  Proved properties.............................  $ 20,213     1,043    290,915
  Undeveloped properties........................     2,486     1,200     48,249
                                                  --------   -------    -------
                                                    22,699     2,243    339,164
Exploration costs:
  Direct costs..................................   126,367    61,978     57,149
  Overhead capitalized..........................     7,013     3,789      3,265
                                                  --------   -------    -------
                                                   133,380    65,767     60,414
Development costs:
  Direct costs..................................   217,886    49,259     65,721
  Overhead capitalized..........................    14,073     5,084      4,852
                                                  --------   -------    -------
                                                   231,959    54,343     70,573
                                                  --------   -------    -------
                                                  $388,038   122,353    470,151
                                                  ========   =======    =======

    Forest's anticipated expenditures for exploration and development in 2001 are approximately $400,000,000. We intend to meet our 2001 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

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

    During 2000, Forest disposed of properties with estimated proved reserves of approximately 28.3 BCF of natural gas and 913,000 barrels of oil for total net proceeds of $17,304,000. During 1999, we disposed of properties with estimated proved reserves of approximately 7.7 BCF of natural gas and 956,000 barrels of oil for total net proceeds of $8,756,000. Also during 1999, we disposed of gas processing facilities for net proceeds of $7,174,000 and disposed of a long-term investment for net proceeds of $4,565,000. During 1998, we disposed of properties with estimated proved reserves of approximately 6.2 BCF of natural gas and 2,440,000 barrels of oil for total proceeds of $10,302,000.

    RECENT ACCOUNTING PRONOUNCEMENTS. As of January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

    We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage our exposure to commodity price risk. All of Forest's energy swap and collar agreements and a portion of our basis swaps in place at December 31, 2000 have been designated as cash flow hedges. Upon adoption of SFAS No. 133 on January 1, 2001 we will record a liability of approximately $52,700,000 (of which $10,900,000 will be classified as current) and a deferred tax asset of approximately $20,000,000 (of which $4,200,000 will be classified as current) and a corresponding reduction in other comprehensive income of approximately $32,700,000.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 was effective
July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an impact on Forest's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000 until the fourth quarter of 2000. The implementation of the provisions of SAB 101 did not have a material impact on the financial position or results of operations of Forest.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Forest is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

COMMODITY PRICE RISK

    Forest produces and sells natural gas, crude oil and natural gas liquids for its own account in the United States and Canada and, through ProMark, its marketing subsidiary, markets natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps, collars and other financial instruments. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We use the hedge or deferral method of accounting for these activities and, as a result, gains and losses on the related instruments are generally offset by similar changes in the realized prices of the commodities. ProMark also enters into trading activities on a limited basis in Canada.

    LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At
December 31, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.5 BCF of natural gas in 2001 at an average price of $2.52 CDN per MCF and approximately 5.5 BCF of natural gas in 2002 at an average price of approximately $2.61 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000 Canadian Forest supplied approximately 37% of the gas for the ProMark Netback Pool.

    In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .6 BCF of natural gas in 2001 at a fixed price of approximately $3.25 CDN per MCF and .5 BCF of natural gas in 2002 at a fixed price of approximately $3.37 CDN per MCF.

    HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of December 31, 2001, Forest had the following swaps in place:

                                            NATURAL GAS                   OIL
                                      -----------------------   -----------------------
                                                   AVERAGE                   AVERAGE
                                       BBTU'S    HEDGED PRICE   BARRELS    HEDGED PRICE
                                      PER DAY     PER MMBTU     PER DAY      PER BBL
                                      --------   ------------   --------   ------------
2001................................    27.1         $3.57       1,000        $28.43
2002................................    16.7         $2.48          --        $   --

    We also enter into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of December 31, 2001, we had the following collars in place:

                                                        NATURAL GAS
                                      ------------------------------------------------
                                      AVERAGE FLOOR   AVERAGE CEILING
                                          PRICE            PRICE
                                        PER MMBTU        PER MMBTU      BBTU'S PER DAY
                                      -------------   ---------------   --------------
2001................................      $4.45            $6.61             53.8

                                                              OIL
                                       -------------------------------------------------
                                       AVERAGE FLOOR   AVERAGE CEILING
                                           PRICE            PRICE
                                          PER BBL          PER BBL       BARRELS PER DAY
                                       -------------   ---------------   ---------------
2001.................................     $25.39            $31.70            6,000

    We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 2000 there were basis swaps in place with weighted average volumes of 64,562 MMBTU's per day in 2001.

    Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements which meet our criteria. Hedging arrangements covered 52%, 51% and 33% of our consolidated production, on an equivalent basis, during the years ended December 31, 2000, 1999 and 1998, respectively.

    TRADING ACTIVITIES. Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not enter into agreements to buy or sell natural gas to hold as a speculative position. All transactions are immediately offset, thereby fixing the margin. At December 31, 2000, ProMark's trading operations had contracts to purchase an aggregate of 5.4 BCF of natural gas in 2001 at an average price of $5.03 CDN per MCF and had contracts to sell an aggregate of 5.4 BCF of natural gas in 2001 at an average price of $5.05 CDN per MCF.

FOREIGN CURRENCY EXCHANGE RISK

    Forest conducts business in several foreign currencies and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

    CANADA. The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Notes issued by it in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $192,400,000 principal amount of the debt is due in 2007.

    OPERATIONS OUTSIDE OF NORTH AMERICA. The foreign concessions held by Forest are in relatively early stages of exploratory activities. Expenditures incurred relative to these interests have been primarily U.S. dollar-denominated.

INTEREST RATE RISK

    At the present time, Forest has no financial instruments in place to manage the impact of changes in interest rates. Therefore, our exposure to changes in interest rates results from short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at December 31, 2000:

                                   2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                                 --------   --------   --------   --------   --------   ----------   --------   ----------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
Bank credit facilities:
  Variable rate................    $ --        --         --         --      333,690           --    333,690      333,690
  Average interest rate........      --        --         --         --         8.12%          --       8.12%

Long-term debt:
  Fixed rate...................    $ --        --         --         --           --      288,544    288,544      289,190
  Average interest rate........      --        --         --         --           --         9.34%      9.34%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information concerning this Item begins on the following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Forest Oil Corporation:

    We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 12, 2001

                             FOREST OIL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   14,003      99,661
  Accounts receivable.......................................     203,245     110,733
  Other current assets......................................      21,580      20,931
                                                              ----------   ---------
    Total current assets....................................     238,828     231,325

Net property and equipment, at cost, full cost method
  (Notes 3 and 4)...........................................   1,359,756   1,209,709
Deferred income taxes (Note 5)..............................     119,300          --
Goodwill and other intangible assets, net...................      19,412      22,092
Other assets................................................      15,082      11,563
                                                              ----------   ---------
                                                              $1,752,378   1,474,689
                                                              ==========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  192,200     137,133
  Accrued interest..........................................      11,436      31,022
  Accrued reorganization costs..............................          --      11,236
  Other current liabilities.................................      36,301      25,049
                                                              ----------   ---------
    Total current liabilities...............................     239,937     204,440

Long-term debt (Notes 3, 4 and 15)..........................     622,234     686,153
Other liabilities...........................................      16,376      16,161
Deferred income taxes (Note 5)..............................      14,865       8,951

Shareholders' equity (Notes 2, 3, 4, 6 and 7)
  Common stock, 48,397,177 shares (46,104,575 shares in
    1999)...................................................       4,840       4,611
  Capital surplus...........................................   1,139,136     962,602
  Accumulated deficit.......................................    (269,567)   (396,007)
  Accumulated other comprehensive loss......................     (12,177)    (11,774)
  Treasury stock, at cost, 167,931 shares in 2000 and 15,531
    shares in 1999..........................................      (3,266)       (448)
                                                              ----------   ---------
    Total shareholders' equity..............................     858,966     558,984
                                                              ----------   ---------
                                                              $1,752,378   1,474,689
                                                              ==========   =========

          See accompanying Notes to Consolidated Financial Statements.

                             FOREST OIL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenue:
  Marketing and processing..................................  $288,133   166,283     151,079
  Oil and gas sales:
    Gas.....................................................   368,245   134,426     123,352
    Oil, condensate and natural gas liquids.................   256,680    59,415      50,349
                                                              --------   -------    --------
      Total oil and gas sales...............................   624,925   193,841     173,701
                                                              --------   -------    --------
        Total revenue.......................................   913,058   360,124     324,780

Operating expenses:
  Marketing and processing..................................   285,039   162,617     144,758
  Oil and gas production....................................   140,218    49,145      44,944
  General and administrative................................    35,580    15,362      19,849
  Merger and seismic licensing (Note 2).....................    31,577        --          --
  Depreciation and depletion................................   212,480    88,190     100,105
  Impairment of oil and gas properties......................     5,876        --     199,500
                                                              --------   -------    --------
        Total operating expenses............................   710,770   315,314     509,156
                                                              --------   -------    --------
Earnings (loss) from operations.............................   202,288    44,810    (184,376)

Other income and expense:
  Other income, net.........................................    (1,757)   (2,629)     (8,078)
  Interest expense..........................................    60,269    40,873      38,986
  Translation (gain) loss on subordinated debt (Note 4).....     7,102   (10,561)      8,320
                                                              --------   -------    --------
        Total other income and expense......................    65,614    27,683      39,228
                                                              --------   -------    --------
Earnings (loss) before income taxes and extraordinary
  items.....................................................   136,674    17,127    (223,604)

Income tax expense (benefit) (Note 5):
  Current...................................................     1,666    (2,921)      1,272
  Deferred..................................................     4,400       407     (27,090)
                                                              --------   -------    --------
                                                                 6,066    (2,514)    (25,818)
                                                              --------   -------    --------
Earnings (loss) before extraordinary items..................   130,608    19,641    (197,786)
Extraordinary items--gain (loss) on extinguishment of debt
  (Note 4)..................................................        --      (598)      6,196
                                                              --------   -------    --------
Net earnings (loss).........................................  $130,608    19,043    (191,590)
                                                              ========   =======    ========
Earnings (loss) attributable to common stock................  $126,440    19,043    (191,590)
                                                              ========   =======    ========
Weighted average number of common shares outstanding........    46,330    23,971      20,455
                                                              ========   =======    ========
Basic earnings (loss) per common share:
  Earnings (loss) attributable to common stock before
    extraordinary items.....................................  $   2.73       .82       (9.67)
  Extraordinary items--gain (loss) on extinguishment of
    debt....................................................        --      (.03)        .30
                                                              --------   -------    --------
  Earnings (loss) attributable to common stock..............  $   2.73       .79       (9.37)
                                                              ========   =======    ========
Diluted earnings (loss) per common share:
  Earnings (loss) attributable to common stock before
    extraordinary items.....................................  $   2.64       .81       (9.67)
  Extraordinary items--gain (loss) on extinguishment of
    debt....................................................        --      (.02)        .30
                                                              --------   -------    --------
  Earnings (loss) attributable to common stock..............  $   2.64       .79       (9.37)
                                                              ========   =======    ========

          See accompanying Notes to Consolidated Financial Statements.

                             FOREST OIL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                   PREFERRED    COMMON     CAPITAL    ACCUMULATED    COMPREHENSIVE    TREASURY
                                                     STOCK      STOCK      SURPLUS      DEFICIT      INCOME (LOSS)     STOCK
                                                   ---------   --------   ---------   ------------   --------------   --------
                                                                                 (IN THOUSANDS)
Balance December 31, 1997........................  $     --     1,816       490,724     (223,460)        (7,253)           --
  Net loss.......................................        --        --            --     (191,590)            --            --
  Common Stock issued in the Louisiana
  Acquisition (Notes 3 and 7)....................        --        50        14,169           --             --            --
  Common Stock issued in the Anschutz
  Acquisition (Notes 3 and 7)....................        --       297        67,268           --             --            --
  Common Stock issued to minority shareholders of
    Saxon (Notes 3 and 7)........................        --        55        15,974           --             --          (448)
  Common Stock issued for settlement of
    production payment obligation (Notes 4 and
    7)...........................................        --        14         3,736           --             --            --
  Common Stock issued as compensation
    (Note 7).....................................        --         1           333           --             --            --
  Increase in unfunded pension liability
    (Note 8).....................................        --        --            --           --           (804)           --
  Foreign currency translation...................        --        --            --           --         (1,891)           --
                                                   --------     -----     ---------     --------        -------        ------
Balance December 31, 1998........................        --     2,233       592,204     (415,050)        (9,948)         (448)
  Net earnings...................................        --        --            --       19,043             --            --
  Common Stock issued, net of offering costs
    (Note 7).....................................        --       450       130,738           --             --            --
  Common Stock issued as compensation
    (Note 7).....................................        --         1           103           --             --            --
  Stock options exercised (Note 7)...............        --         7         1,421           --             --            --
  Employee stock purchase plan (Note 7)..........        --        --            56           --             --            --
  Reduction in unfunded pension liability
    (Note 8).....................................        --        --            --           --            493            --
  Foreign currency translation...................        --        --            --           --         (2,319)           --
  Equity of Forcenergy on a fresh-start basis
    (Note 2).....................................        --     1,920       238,080           --             --            --
                                                   --------     -----     ---------     --------        -------        ------
Balance December 31, 1999........................        --     4,611       962,602     (396,007)       (11,774)         (448)
  Net earnings...................................        --        --            --      130,608             --            --
  Preferred Stock issued (Note 6)................    38,858        --            --           --             --            --
  Preferred Stock dividends paid in kind
    (Note 6).....................................     4,168        --            --       (4,168)            --            --
  Preferred Stock exchanged for Common Stock
    (Note 6).....................................   (43,026)      152        42,874           --             --            --
  Exercise of warrants (Note 7)..................        --         2           294           --             --            --
  Stock options exercised (Note 7)...............        --        69        11,849           --             --            --
  Employee stock purchase plan (Note 7)..........        --         3           338           --             --            --
  Common stock issued as compensation
    (Note 7).....................................        --         3           595           --             --            --
  Stock option compensation (Note 7).............        --        --         3,013           --             --            --
  Tax benefit of stock options exercised.........        --        --         2,900           --             --            --
  Purchase of treasury stock (Note 7)............        --        --            --           --             --        (2,818)
  Increase in unfunded pension liability
    (Note 8).....................................        --        --            --           --         (2,072)           --
  Unrealized gain on market value of
    investment...................................        --        --            --           --             39            --
  Foreign currency translation...................        --        --            --           --          1,630            --
  Fresh start tax benefits recognized
    (Note 5).....................................        --        --       114,671           --             --            --
                                                   --------     -----     ---------     --------        -------        ------
Balance December 31, 2000........................  $     --     4,840     1,139,136     (269,567)       (12,177)       (3,266)
                                                   ========     =====     =========     ========        =======        ======

          See accompanying Notes to Consolidated Financial Statements.

                             FOREST OIL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss) before preferred dividends and
    extraordinary items.....................................  $ 130,608     19,641   (197,786)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and depletion..............................    212,480     88,190    100,105
    Impairment of oil and gas properties....................      5,876         --    199,500
    Amortization of deferred debt costs.....................      1,517      1,341        902
    Translation loss (gain) on subordinated debt............      7,102    (10,561)     8,320
    Deferred income tax expense (benefit)...................      4,400        407    (27,090)
    Stock and stock option compensation.....................      3,611         --         --
    Other, net..............................................     (1,452)    (3,529)      (698)
    (Increase) decrease in accounts receivable..............    (97,195)    (4,949)     8,539
    (Increase) decrease in other current assets.............      2,983     (3,304)     1,663
    Increase (decrease) in accounts payable.................     10,661     18,244    (13,809)
    Increase in accrued interest and other current
     liabilities............................................     37,177      5,033      9,798
                                                              ---------   --------   --------
      Net cash provided by operating activities before
       reorganization item..................................    317,768    110,513     89,444

    Decrease in reorganization costs payable................    (11,236)        --         --
                                                              ---------   --------   --------
      Net cash provided by operating activities after
       reorganization item..................................    306,532    110,513     89,444

Cash flows from investing activities:
    Capital expenditures for property and equipment.........   (389,992)  (125,083)  (374,378)
    Proceeds from sale of assets............................     17,304     20,471     10,302
    Increase in other assets, net...........................     (3,373)    (1,034)    (1,218)
                                                              ---------   --------   --------
      Net cash used by investing activities.................   (376,061)  (105,646)  (365,294)

Cash flows from financing activities:
    Proceeds from bank borrowings...........................    638,407    112,427    464,088
    Repayments of bank borrowings...........................   (690,413)  (338,192)  (276,468)
    Repayments of production payment obligation.............         --         --        (58)
    Issuance of 10 1/2% senior subordinated notes, net of
     issuance costs.........................................         --     98,561         --
    Issuance of 8 3/4% senior subordinated notes, net of
     issuance costs.........................................         --         --     74,589
    Redemption of 10 1/2% notes.............................     (3,067)        --         --
    Redemption of 8 3/4% notes..............................     (7,184)        --         --
    Redemption of 11 1/4% senior subordinated notes.........         --     (9,083)        --
    Proceeds from issuance of preferred stock...............     38,800         --         --
    Cash balance of Forcenergy at date of fresh-start.......         --     96,506         --
    Proceeds of common stock offering, net of offering
     costs..................................................         --    131,188         --
    Proceeds from exercise of options and warrants..........     12,556      1,589         --
    Purchase of treasury stock..............................     (2,818)        --         --
    Decrease in other liabilities, net......................     (2,453)    (1,629)    (1,197)
                                                              ---------   --------   --------
      Net cash provided (used) by financing activities......    (16,172)    91,367    260,954

Effect of exchange rate changes on cash.....................         43         12        120
                                                              ---------   --------   --------
Net decrease in cash and cash equivalents...................    (85,658)    96,246    (14,776)

Cash and cash equivalents at beginning of year..............     99,661      3,415     18,191
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  14,003     99,661      3,415
                                                              =========   ========   ========
Cash paid (refunded) during the year for:
  Interest..................................................  $  79,381     42,596     35,534
  Income taxes..............................................  $  (2,167)      (101)     1,172

          See accompanying Notes to Consolidated Financial Statements.

                             FOREST OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    DESCRIPTION OF THE BUSINESS--Forest Oil Corporation is engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids. The Company was incorporated in New York in 1924, the successor to a company formed in 1916, and has been publicly held since 1969. The Company is active in several of the major exploration and producing areas in and offshore the United States and in Canada, and has exploratory interests in various other foreign countries.

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (Forest or the Company). Significant intercompany balances and transactions are eliminated. The Company generally consolidates all subsidiaries in which it controls over 50% of the voting interests. Entities in which the Company does not have a direct or indirect majority voting interest are generally accounted for using the equity method.

    On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for the entire year. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh start reporting, are not included in the financial statements of the combined company.

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

    CASH EQUIVALENTS--For purposes of the statements of cash flows, the Company considers all debt instruments with original maturities of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT--The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 2000, 1999 and 1998, the Company's primary oil and gas operations were conducted in the United States and in Canada. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion.

    Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

    As of December 31, 2000, 1999 and 1998, there were undeveloped property costs of $132,807,000, $114,545,000 and $58,609,000, respectively, which were not being depleted in the United States and $33,524,000, $39,580,000 and $26,443,000, respectively, which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 2000, approximately 38% were incurred in 2000, 29% in 1999, 27% in 1998, 3% in 1997 and 3% in 1996. Of the undeveloped costs in Canada not being depleted at December 31, 2000, 46% were incurred in 2000, 24% in 1999, 6% in 1998, 7% in
1997 and 17% in 1996.

    The Company holds interests in various international projects. As of December 31, 2000, 1999 and 1998, costs related to these international interests of approximately $40,432,000, $21,493,000 and $14,435,000, respectively, were not being depleted pending determination of the existence of proved reserves. In the fourth quarter of 2000, Forest recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand.

    Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

                                          UNITED STATES    CANADA
                                          -------------   --------
2000....................................      $1.18         .87
1999....................................       1.06         .70
1998....................................       1.20         .85

    Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus
(3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. As a result of this limitation on capitalized costs, the accompanying financial statements included a provision for impairment of oil and gas property costs in 1998 of $139,500,000 in the United States and $35,500,000 ($60,000,000 pre-tax) in
Canada. There were no provisions for impairment of oil and gas properties in 1999. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center.

    Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Net property and equipment at December 31 consists of the following:

                                                         2000          1999
                                                      -----------   ----------
                                                           (IN THOUSANDS)
Oil and gas properties..............................  $ 3,020,778    2,664,607
Buildings, transportation and other equipment.......       21,399       16,593
                                                      -----------   ----------
                                                        3,042,177    2,681,200
Less accumulated depreciation, depletion and
  valuation allowance...............................   (1,682,421)  (1,471,491)
                                                      -----------   ----------
                                                      $ 1,359,756    1,209,709
                                                      ===========   ==========

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following at December 31, 2000 and 1999:

                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Goodwill...................................................  $15,295     15,873
Gas marketing contracts....................................   13,344     13,848
                                                             -------     ------
                                                              28,639     29,721
Less accumulated amortization..............................   (9,227)    (7,629)
                                                             -------     ------
                                                             $19,412     22,092
                                                             =======     ======

    Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

    GAS MARKETING--The Company's gas marketing subsidiary, ProMark, enters into fixed price agreements to purchase and sell natural gas. ProMark's general strategy for this business is to enter into offsetting purchase and sales contracts. Net open positions relating to these contracts do occur, but have not been significant to date. Revenue from the sale of the gas is recorded as marketing revenue and the cost of the gas sold is recorded as marketing expense. ProMark also provides natural gas marketing aggregation services for third parties. Fees earned for such services are recorded as marketing revenue as the services are performed.

    OIL AND GAS SALES--The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. As of December 31, 2000 the Company had produced approximately 489 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $1,655,000 is included in the accompanying consolidated balance sheet as a long-term liability.

    No single customer accounted for more than 10% of total revenue in 2000, 1999 or 1998.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    HEDGING TRANSACTIONS--In order to minimize exposure to fluctuations in oil and natural gas prices, the Company hedges the price of future oil and natural gas production by entering into certain contracts and financial arrangements. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. If an instrument does not meet the designation or effectiveness criteria, any gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains and losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related hedged production. Costs associated with the purchase of certain hedging instruments are also deferred and amortized against revenue related to the hedged production.

    INCOME TAXES--The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities.

    FOREIGN CURRENCY TRANSLATION--The functional currency of Canadian Forest Oil Ltd. (Canadian Forest), the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive loss. Income statement accounts are translated at the average rates during the period. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported noncash translation gains (losses) of approximately ($7,102,000), $10,561,000 and ($8,320,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

    EARNINGS (LOSS) PER SHARE--Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividends of $4,168,000 in 2000.

    Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following sets forth the calculation of basic and diluted earnings per share for income before extraordinary items for the years ended December 31:

                                                  2000(1)    1999(2)    1998(3)
                                                  --------   --------   --------
                                                       (IN THOUSANDS EXCEPT
                                                        PER SHARE AMOUNTS)
Earnings (loss) before extraordinary items......  $130,608    19,641    (197,786)
Less: Preferred stock dividends.................    (4,168)       --          --
                                                  --------    ------    --------
Earnings (loss) before extraordinary items
  available to common stockholders..............  $126,440    19,641    (197,786)
                                                  ========    ======    ========
Weighted average common shares outstanding
  during the period.............................    46,330    23,971      20,455
Add dilutive effects of:
Employee options................................     1,178       162          --
Warrants........................................       469        --          --
                                                  --------    ------    --------
Weighted average common shares outstanding
  during the period including the effects of
  dilutive securities...........................    47,977    24,133      20,455
                                                  ========    ======    ========
Basic earnings (loss) per share before
  extraordinary items...........................  $   2.73       .82       (9.67)
                                                  ========    ======    ========
Diluted earnings (loss) per share before
  extraordinary items...........................  $   2.64       .81       (9.67)
                                                  ========    ======    ========

------------------------

(1) At December 31, 2000, options to purchase 1,867,400 shares of common stock at prices ranging from $27.30 to $50.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 2000. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2010.

(2) At December 31, 1999, options to purchase 829,680 shares of common stock at prices ranging from $22.50 to $50.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1999. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2008.

(3) At December 31, 1998, options to purchase 937,680 shares of common stock at prices ranging from $16.76 to $50.00 per share were outstanding, but were not included in the computation of diluted loss per share for the year ended December 31, 1998. The effect of the assumed exercises of these options was antidilutive. These options expire at various dates from 2002 to 2008.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    COMPREHENSIVE INCOME (LOSS)--The components of total comprehensive income
(loss) consist of net earnings (loss), preferred stock dividends, foreign currency translation, changes in the unfunded pension liability and unrealized gain on securities available for sale and are as follows:

                                                            UNREALIZED
                                                              GAIN ON       ACCUMULATED
                                   FOREIGN     UNFUNDED     SECURITIES         OTHER          NET      PREFERRED       TOTAL
                                  CURRENCY      PENSION    AVAILABLE FOR   COMPREHENSIVE    EARNINGS     STOCK     COMPREHENSIVE
                                 TRANSLATION   LIABILITY       SALE        INCOME (LOSS)     (LOSS)    DIVIDENDS   INCOME (LOSS)
                                 -----------   ---------   -------------   --------------   --------   ---------   --------------
                                                                          (IN THOUSANDS)
Balance at December 31, 1997...    $(4,031)     (3,222)          --            (7,253)      (223,460)       --        (230,713)
1998 activity                       (1,891)       (804)          --            (2,695)      (191,590)       --        (194,285)
                                   -------      ------          ---           -------       --------    ------        --------
Balance at December 31, 1998...     (5,922)     (4,026)          --            (9,948)      (415,050)       --        (424,998)
1999 activity                       (2,319)        493           --            (1,826)       19,043         --          17,217
                                   -------      ------          ---           -------       --------    ------        --------
Balance at December 31, 1999...     (8,241)     (3,533)          --           (11,774)      (396,007)       --        (407,781)
2000 activity                        1,630      (2,072)          39              (403)      130,608     (4,168)        126,037
                                   -------      ------          ---           -------       --------    ------        --------
Balance at December 31, 2000...    $(6,611)     (5,605)          39           (12,177)      (265,399)   (4,168)       (281,744)
                                   =======      ======          ===           =======       ========    ======        ========

    RECLASSIFICATIONS--Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 financial statement presentation.

(2) MERGER WITH FORCENERGY INC:

    On December 7, 2000 Forest announced the completion of its merger with Forcenergy. Pursuant to the terms of the merger agreement, and after giving effect to the reverse split of Forest common shares, Forcenergy stockholders received 0.8 of a Forest common share for each share of Forcenergy common stock they owned and 34.307 Forest common shares for each $1,000 stated value amount of Forcenergy preferred stock. In addition, each warrant to purchase Forcenergy common stock was exchanged for a warrant to purchase 0.8 shares of Forest common stock. The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for the entire year. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh start reporting, are not included in the financial statements of the combined company.

    The results of operations previously reported by the separate companies for the nine months ended September 30, 2000 are as follows:

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000
                                                --------------------------------
                                                 FOREST    FORCENERGY   COMBINED
                                                --------   ----------   --------
                                                         (IN THOUSANDS)
Total revenue.................................  $353,942     250,835    604,777
Net earnings..................................  $ 28,936      46,132     75,068

    There were no intercompany transactions between Forest and Forcenergy prior to the combination.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(2) MERGER WITH FORCENERGY INC: (CONTINUED)
    Merger and seismic licensing costs reported in the Statements of Operations for the year ended December 31, 2000 of $31,577,000 (approximately $28,500,000 net of tax) included the following merger-related costs: banking, legal, accounting, printing and other consulting costs related to the merger; severance paid to terminated employees; expenses for office closures, employee relocation, data migration and systems integration; and costs of transferring seismic licenses from Forcenergy to Forest.

(3) ACQUISITIONS:

ANSCHUTZ ACQUISITION:

    In June 1998, Forest issued 2,975,000 shares of common stock valued at $67,565,000 to The Anschutz Corporation (Anschutz) in exchange for certain oil and gas assets. The oil and gas assets acquired included an interest in the Anschutz Ranch East Field located in Utah and Wyoming. The acquisition also included certain of Anschutz's international oil and gas projects encompassing approximately 18 million net acres of undeveloped land.

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

SAXON PETROLEUM INC.:

    Prior to 1998, the Company acquired a majority interest in Saxon
Petroleum Inc. (Saxon). In August 1998, the Company acquired all of the outstanding common shares of Saxon Petroleum Inc. not previously owned by Forest in exchange for 540,628 shares of Forest Common Stock valued at $16,029,000. Canadian Forest received 10,570 shares of Forest Common Stock for the shares of common stock of Saxon that it owned. A former officer of Saxon returned 4,961 shares of Forest Common Stock in exchange for extinguishment of a loan. These shares have been recorded as treasury stock at December 31, 2000 and 1999.

    In October 1998, ownership of Saxon was transferred from Forest to its wholly owned subsidiary Canadian Forest Oil Ltd. In June 1999, Saxon was liquidated into Canadian Forest.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(4) LONG-TERM DEBT:

    Long-term debt at December 31 consisted of the following:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Global Credit facility:
  U.S. borrowings........................................  $305,000   353,973
  Canadian borrowings....................................    28,690    33,235
8 3/4% Senior Subordinated Notes.........................   192,382   199,978
10 1/2% Senior Subordinated Notes........................    96,162    98,967
                                                           --------   -------
Long-term debt...........................................  $622,234   686,153
                                                           ========   =======

GLOBAL CREDIT FACILITY:

    The Company, Canadian Forest and ProMark have a global credit facility through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The maximum credit facility allocations in the United States and Canada are $500,000,000 and $100,000,000, respectively. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, the Company and its restricted subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities.

    The global credit facility is secured by a lien on, and a security interest in, a portion of the Company's proved oil and gas properties in the United States and Canada, related assets, pledges of accounts receivable and a pledge of 65% of the capital stock of Canadian Forest and 100% of the capital stock of Forest Pipeline Company.

    At December 31, 2000 the outstanding balance under the global credit facility was $305,000,000 in the United States and $28,690,000 in Canada with a weighted average interest rate of 8.12% per annum. The Company had also used the global credit facility for letters of credit in the approximate amount of $5,884,000 in the United States and $1,770,000 CDN in Canada.

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

    The Company is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during 2000, 1999 and 1998, the Company reported noncash translation gains (losses) of approximately $(7,102,000), $10,561,000 and $(8,320,000)
respectively, in those years.

    In April 2000, the Company purchased $5,000,000 principal amount of 8 3/4% Notes at an average price of 92.6% of par value. In December 2000, the Company purchased $2,600,000 principal amount of 8 3/4%

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(4) LONG-TERM DEBT: (CONTINUED)
Notes at 96.7% of par value. As a result of these purchases, Forest recorded gains of $192,000 and $47,000 in the second and fourth quarters of 2000, respectively.

10 1/2% SENIOR SUBORDINATED NOTES:

    In February 1999, Forest issued $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes) at 98.811% of par.

    In December 2000, the Company purchased $3,000,000 principal amount of 10 1/2% Notes at an average price of 102.3% of par value, resulting in a loss of $110,000 in the fourth quarter of 2000.

PRODUCTION PAYMENT OBLIGATION:

    In June 1998 the Company settled its remaining nonrecourse production payment obligation for 135,607 shares of the Company's Common Stock. The stock was valued at $3,750,000 based upon the weighted average trading price for the 10 day trading period preceding the closing date. The obligation, which originated in May 1992, had a remaining book value of approximately $9,966,000 at the time of the settlement. As a result of this settlement, the Company recorded an extraordinary gain on extinguishment of debt of $6,196,000 (net of related expenses) in 1998.

11 1/4% SENIOR SUBORDINATED NOTES:

    In September 1999 Forest redeemed the remaining principal amount of its 11 1/4% Notes at 103.792% of par. As a result of this redemption, Forest recorded an extraordinary loss on extinguishment of debt of $598,000 in the third quarter of 1999.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(5) INCOME TAXES:

    The income tax expense (benefit) was different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Tax expense (benefit) at 35% of income (loss)
  before income taxes and extraordinary item......  $ 47,836     5,994    (78,261)
State tax expense at 3% of income (loss) before
  income taxes and extraordinary item.............     4,100        --         --
Change in the valuation allowance for deferred tax
  assets attributable to income (loss) before
  income taxes and extraordinary item.............   (55,833)   (8,346)    51,620
Tax expense (benefit) of higher effective rate on
  Canadian income (loss)..........................       404       425     (7,200)
Canadian branch income taxable in both Canada and
  United States...................................        --       409      1,733
Canadian Crown payments (net of Alberta Royalty
  Tax Credit) not deductible for tax purposes.....     6,079     3,261      2,012
Canadian resource allowance.......................    (6,781)   (4,853)    (2,210)
Canadian non-deductible depletion and
  amortization....................................       945     1,335      3,960
Canadian large corporation tax....................       513       314        519
Expiration of tax carryforwards...................       523       515        450
Nondeductible (nontaxable) foreign exchange
  (gains) losses..................................     2,100    (1,634)        --
Nondeductible merger costs........................     4,318        --         --
Adjustment to deferred tax assets for filed
  returns and other...............................     1,862        66      1,559
                                                    --------    ------    -------
Total income tax expense (benefit)................  $  6,066    (2,514)   (25,818)
                                                    ========    ======    =======

    Deferred income taxes generally result from recognizing income and expenses at different times for financial and tax reporting. In the United States, the largest differences are the tax effect of the capitalization of certain development, exploration and other costs under the full cost method of accounting, recording proceeds from the sale of properties in the full cost pool, and the provision for impairment of oil and gas properties for financial accounting purposes. In Canada, differences result in part from accelerated cost recovery of oil and gas capital expenditures for tax purposes.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(5) INCOME TAXES: (CONTINUED)
    The components of the net deferred tax liability by geographical segment at December 31, 2000 and 1999 were as follows:

                                                         DECEMBER 31, 2000
                                                -----------------------------------
                                                UNITED STATES    CANADA     TOTAL
                                                -------------   --------   --------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Property and equipment......................    $ 45,834           --     45,834
  Investment in subsidiaries..................       2,366           --      2,366
  Accrual for medical and retirement
    benefits..................................       2,920          (37)     2,883
  Unrealized foreign exchange losses..........          --        2,542      2,542
  Net operating loss carryforward.............     144,361        3,450    147,811
  Depletion carryforward......................       7,554           --      7,554
  Investment tax credit carryforward..........          73           --         73
  Alternative minimum tax credit
    carryforward..............................       2,768           --      2,768
  Other.......................................       3,740           --      3,740
                                                  --------      -------    -------
    Total gross deferred tax assets...........     209,616        5,955    215,571
    Less valuation allowance..................     (90,316)      (2,542)   (92,858)
                                                  --------      -------    -------
    Net deferred tax assets...................     119,300        3,413    122,713

Deferred tax liabilities:
  Property and equipment......................          --      (14,051)   (14,051)
  Deferred income on long term contracts......          --       (3,514)    (3,514)
  Other.......................................          --         (713)      (713)
                                                  --------      -------    -------
    Total gross deferred tax liabilities......          --      (18,278)   (18,278)
                                                  --------      -------    -------
    Net deferred tax assets (liabilities).....    $119,300      (14,865)   104,435
                                                  ========      =======    =======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(5) INCOME TAXES: (CONTINUED)

                                                        DECEMBER 31, 1999
                                               -----------------------------------
                                               UNITED STATES    CANADA     TOTAL
                                               -------------   --------   --------
                                                         (IN THOUSANDS)
Deferred tax assets:
  Property and equipment.....................    $ 102,760          --     102,760
  Investment in subsidiaries.................        2,746          --       2,746
  Accrual for medical and retirement
    benefits.................................        2,189         150       2,339
  Unrealized foreign exchange losses.........           --       1,618       1,618
  Net operating loss carryforward............      142,039       3,781     145,820
  Depletion carryforward.....................        6,958          --       6,958
  Investment tax credit carryforward.........          595          --         595
  Alternative minimum tax credit
    carryforward.............................        2,238          --       2,238
  Other......................................        2,219          --       2,219
                                                 ---------     -------    --------
    Total gross deferred tax assets..........      261,744       5,549     267,293
                                                 ---------     -------    --------
    Less valuation allowance.................     (261,744)     (1,618)   (263,362)
                                                 ---------     -------    --------
    Net deferred tax assets..................           --       3,931       3,931

Deferred tax liabilities:
  Property and equipment.....................           --      (8,182)     (8,182)
  Deferred income on long term contracts.....           --      (4,163)     (4,163)
  Other......................................           --        (537)       (537)
                                                 ---------     -------    --------
    Total gross deferred tax liabilities.....           --     (12,882)    (12,882)
                                                 ---------     -------    --------
    Net deferred tax liability...............    $      --      (8,951)     (8,951)
                                                 =========     =======    ========

    The net changes in the valuation allowance for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                     2000        1999       1998
                                                   ---------   --------   --------
                                                           (IN THOUSANDS)
Increase (decrease) in the valuation allowance
  for deferred tax assets attributable to income
  (loss) before income taxes and extraordinary
  item...........................................  $ (55,833)   (8,346)    51,620
Decrease in the valuation allowance attributable
  to the difference between book basis and tax
  basis of acquisitions..........................         --      (537)   (17,073)
Decrease in the valuation allowance attributable
  to fresh start deferred tax assets
  recognized.....................................   (114,671)       --         --
Increase (decrease) in the valuation allowance
  attributable to extraordinary gains (losses)...         --       209     (2,169)
                                                   ---------    ------    -------
Net increase (decrease) in the valuation
  allowance......................................  $(170,504)   (8,674)    32,378
                                                   =========    ======    =======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(5) INCOME TAXES: (CONTINUED)

    The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $2,768,000 at December 31, 2000. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 2000 were approximately $379,897,000 and $266,761,000, respectively, and will expire in the years indicated below:

                                                           REGULAR      AMT
                                                           --------   --------
                                                             (IN THOUSANDS)
2005.....................................................  $  7,457        --
2006.....................................................     3,381        --
2007.....................................................    59,357        --
2008.....................................................    61,716    36,204
2009.....................................................    48,926    33,847
2010.....................................................    84,906    85,778
2011.....................................................       647         2
2012.....................................................     3,944     2,743
2018.....................................................    71,632    68,764
2019.....................................................    37,931    39,423
                                                           --------   -------
                                                           $379,897   266,761
                                                           ========   =======

    AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

    Investment tax credit carryforwards available to reduce future U.S. Federal income taxes aggregated $73,000 at December 31, 2000 and expire in 2001. Percentage depletion carryforwards available to reduce future U.S. Federal taxable income aggregated $19,879,000 at December 31, 2000. This amount may be carried forward indefinitely.

    Canadian net operating losses available to reduce future Canadian Federal income taxes were $7,732,000 ($11,589,000 CDN) at December 31, 2000 and will expire in the years indicated below:

                                                (IN THOUSANDS)
2003..........................................      $2,330
2004..........................................       5,243
2005..........................................         159
                                                    ------
                                                    $7,732
                                                    ======

    Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $156,751,000 ($234,938,000 CDN) at December 31, 2000. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

    The availability of some of the U.S. tax attributes to reduce current and future U.S. Federal taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. "Ownership changes" occurred

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(5) INCOME TAXES: (CONTINUED)
in Forest in 1995 following the Anschutz transaction, in 1996 following the public stock issuance, and in 1998 from the accumulated effect of several stock issuances and exchanges in 1996, 1997 and 1998. "Ownership changes" occurred in Forcenergy in 2000 following its emergence from bankruptcy. Under the general provisions of Section 382 of the Code, the Company's ability to utilize substantially all of Forest's net operating loss carryforwards will be subject to an annual limitation of approximately $5,700,000 and the Company's ability to utilize substantially all of Forcenergy's net operating loss carryforwards will be subject to an annual limitation of approximately $13,750,000. To the extent of any net unrealized built-in gains at the time of an ownership change, the annual limitation can be increased by (a) any gains recognized in the five years following an ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeded their tax basis on the date of the ownership change, or (b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change. The ability of the Company to fully utilize its net operating loss carryforwards may be limited by these provisions.

    Due to limitations in the Internal Revenue Code, other than the Section 382 limitations discussed above, the Company believes it is unlikely that it will be able to use any of its investment tax credit carryforwards before they expire.

(6) PREFERRED STOCK:

    In March 2000, Forcenergy issued 40,000 shares of 14% Series A Cumulative Preferred Stock (the Preferred Stock) for net proceeds of approximately $38,800,000 as part of a rights offering to holders of unsecured claims. The Preferred Stock was non-convertible, and dividends were payable quarterly in additional shares of Preferred Stock. On December 7, 2000, in conjunction with the merger with Forcenergy, the Company issued 1,514,004 shares of Common Stock in exchange for the 44,131 outstanding shares of Preferred Stock.

(7) COMMON STOCK:

COMMON STOCK:

    The Company has 200,000,000 shares of Common Stock, par value $.10 per share, authorized.

    On December 7, 2000, in conjunction with the merger with Forcenergy, a 1-for-2 reverse stock split was approved by the Company's shareholders. Unless otherwise indicated, all share and per share amounts in these financial statements have been adjusted to give retroactive effect to the 1-for-2 reverse stock split.

    In March 2000, the Company purchased 152,400 shares of Common Stock for approximately $2,818,000.

    In August 1999, 4,500,000 shares of Common Stock were sold for $30.875 per share in a public offering. The net proceeds to Forest from the issuance of shares totaled approximately $131,000,000 after deducting issuance costs and underwriting fees.

    During 1998, the Company issued 4,151,235 shares of Common Stock in connection with acquisitions, the purchase of the minority interest in Saxon Petroleum and the settlement of a production payment obligation, as described in Notes 3 and 4.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(7) COMMON STOCK: (CONTINUED)
RIGHTS AGREEMENT:

    In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company distributed one Preferred Share Purchase Right (the Rights) for each outstanding share of the Company's Common Stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $60.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of Common Stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. The Company has amended the Rights Agreement to exempt from the provisions of the Rights Agreement certain shares of Common Stock held by Anschutz.

WARRANTS:

    The Company has outstanding 238,831 warrants to purchase shares of its Common Stock (the 2004 Warrants). Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84. The 2004 Warrants expire on February 15, 2004.

    The Company has outstanding 239,029 warrants to purchase shares of its Common Stock (the 2005 Warrants). Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04. The 2005 Warrants expire on February 15, 2005.

    The Company has outstanding 1,773,885 warrants to purchase shares of its Common Stock (Subscription Warrants). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by the Company if, after March 20, 2004, the market price of the Common Stock has exceeded the exercise price of the Subscription Warrants for a period of 30 consecutive trading days.

    During 2000, 22,604 shares of Common Stock were issued for approximately $296,000 upon exercise of warrants.

RESTRICTED STOCK AWARDS:

    During 2000, the Company issued 32,486 shares of restricted Common Stock to officers and employees as a portion of the bonuses earned pursuant to the Business Unit Annual Incentive Plan for the year ended December 31, 1999. During 1998, the Company issued 7,964 shares of restricted Common Stock to officers and employees as a portion of the bonuses earned pursuant to the Business Unit Annual Incentive Plan for the year ended December 31, 1997. All of the shares issued vested immediately upon issuance, but are subject to a two-year restriction on transfer.

    In 1999, the Company entered into restricted stock agreements with two executives covering 20,168 shares of Common Stock. The shares carry restrictions as to forfeiture, transfer and encumbrance. The restrictions lapse 20% annually beginning January 1, 2000.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(7) COMMON STOCK: (CONTINUED)
    During 2000, 1999 and 1998, the Company issued 4,393, 5,497 and 4,345 shares of restricted common stock, respectively, to members of its board of directors as payment of a portion of their annual directors fees. All of the shares issued vested immediately upon issuance but are subject to a two-year restriction on transfer.

STOCK OPTIONS:

    The Company has a Stock Incentive Plan under which non-qualified stock options may be granted to key employees and non-employee directors. The aggregate number of shares of Common Stock which the Company may issue under options granted pursuant to this plan may not exceed 10% of the total number of shares outstanding or issuable at the date of grant pursuant to outstanding rights, warrants, convertible or exchangeable securities or other options. The exercise price of an option may not be less than 85% of the fair market value of one share of Common Stock on the date of grant. Options under the plan generally vest 20% on the date of grant and an additional 20% on each grant anniversary date thereafter.

    On February 15, 2000, Forcenergy adopted the Forcenergy 1999 Stock Option Plan. On December 7, 2000, in connection with the merger, the Company assumed the obligations of the plan and all options outstanding on that date became fully vested. No additional awards will be granted under the Forcenergy 1999 Stock Option Plan.

    The following table summarizes the activity in the Company's stock-based compensation plans for the years ended December 31, 2000, 1999 and 1998:

                                                            WEIGHTED
                                                            AVERAGE     NUMBER OF
                                                NUMBER OF   EXERCISE     SHARES
                                                 SHARES      PRICE     EXERCISABLE
                                                ---------   --------   -----------
Outstanding at December 31, 1997..............    918,180    $28.76       339,510
  Granted at fair value.......................     96,250     29.34
  Cancelled...................................    (76,750)    28.44
                                                ---------    ------
Outstanding at December 31, 1998..............    937,680    $28.84       499,150

  Granted at fair value.......................    626,500     14.94
  Granted in excess of fair value.............    384,000     20.00
  Exercised...................................    (73,000)    19.58
  Cancelled...................................    (60,950)    27.19
                                                ---------    ------
Outstanding at December 31, 1999..............  1,814,230    $22.60       782,590

  Granted at fair value.......................  2,512,011     22.34
  Granted below fair value....................    252,500     14.06
  Exercised...................................   (686,004)    17.06
  Cancelled...................................    (68,964)    22.38
                                                ---------    ------
Outstanding at December 31, 2000..............  3,823,773    $22.86     2,046,573
                                                =========    ======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(7) COMMON STOCK: (CONTINUED)
    The fair value of each option granted in 2000, 1999 and 1998 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

                                      2000               1999               1998
                                  ------------       ------------       ------------
Expected life of options...         5 years            5 years            5 years
Risk free interest rates...       5.14%-6.68%        5.06%-6.31%        4.19%-5.57%
Estimated volatility.......          60.64%             59.29%             57.22%
Dividend yield.............           0.0%               0.0%               0.0%
Weighted average fair
  market value of options
  granted during the
  year.....................          $12.95             $9.16              $15.94

    The following table summarizes information about options outstanding at December 31, 2000:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                   NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                 OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF         AS OF      CONTRACTUAL   EXERCISE      AS OF      EXERCISE
EXERCISE PRICES  12/31/2000       LIFE        PRICE     12/31/2000     PRICE
---------------  -----------   -----------   --------   -----------   --------
    $12.50          915,293        9.15       $12.50       915,293     $12.50
  14.88-20.00       836,300        8.59        17.28       280,150      17.71
  20.63-29.50       441,130        6.23        25.78       382,630      25.89
     29.75        1,385,050        9.92        29.75       278,450      29.75
  29.88-50.00       246,000        6.24        36.37       190,050      36.96
                  ---------        ----       ------     ---------     ------
                  3,823,773        8.78       $22.86     2,046,573     $20.34
                  =========        ====       ======     =========     ======

STOCK PURCHASE PLAN:

    In June 1999, the Company adopted the 1999 Employee Stock Purchase Plan, under which the Company is authorized to issue up to 125,000 shares of Common Stock to employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year. Under the terms of the plan, employees can choose each quarter to have up to 15% of their annual base earnings withheld to purchase Common Stock, up to a limit of $25,000 per calendar year. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The employee is restricted from selling the stock for a period of six months after purchase. Under this plan, the Company sold 6,735 shares and 2,445 shares of Common Stock to employees in 2000 and 1999, respectively.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(7) COMMON STOCK: (CONTINUED)
    The fair value of each stock purchase right granted during 2000 and 1999 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of purchase rights granted:

                                                  2000             1999
                                             --------------   --------------
Expected option life.......................     3 months         3 months
Risk free interest rates...................  5.83% to 6.50%   4.65% to 4.86%
Estimated volatility.......................      60.64%           57.93%
Dividend yield.............................       0.0%             0.0%
Weighted average fair market value of
  purchase rights granted..................      $7.00            $7.62

    On February 15, 2000, Forcenergy adopted the Forcenergy Inc 1999 Employee Stock Purchase Plan, under which Forcenergy was authorized to issue up to 384,000 shares of common stock to employees who were full-time employees, or part-time employees meeting certain criteria. On December 7, 2000, in connection with the merger, the Company assumed the outstanding obligations of the plan through December 31, 2000, and the plan was terminated. The purchase price of the stock was 85% of the lower of the market price at the beginning or end of each semi-annual period. Under this plan, 26,377 shares of Common Stock were sold to employees in 2000.

    The fair value of each stock purchase right granted during 2000 was estimated using the Black-Sholes option pricing model. The following assumptions were used to compute the weighted average fair market value of the purchase rights granted:

                                                                     2000
                                                              ------------------
Expected option life........................................       6 months
Risk free interest rates....................................    6.12% to 6.50%
Estimated volatility........................................        60.64%
Dividend yield..............................................         0.0%
Weighted average fair market value of purchase rights
 granted....................................................        $5.08

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the common stock. Compensation cost is recognized over the vesting period of options granted at a price less than the fair market value of the common stock at the date of the grant. No compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a noncompensatory plan. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date, the Company's net earnings (loss) for the years ended December 31, 2000, 1999 and 1998 would have been $109,818,000, $14,321,000 and $(195,187,000), respectively, and the basic earnings (loss) per share would have been $2.29, $.60 and $(9.54) per share, respectively.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS:

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

    In addition to the defined benefit pension plans described above, the Company also accrues expected costs of providing postretirement benefits to employees, their beneficiaries and covered dependents in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," (Statement No. 106). These amounts, which consist primarily of medical benefits payable on behalf of retirees in the United States, are presented in the "Postretirement Benefits" column below.

    The following tables set forth the plans' benefit obligations, fair value of plan assets and funded status at December 31, 2000 and 1999:

BENEFIT OBLIGATIONS:

                                                                      POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                (IN THOUSANDS)        (IN THOUSANDS)
Projected benefit obligation at the
  beginning of the year.....................  $26,377     28,400     6,595       7,587
Service cost................................       --         --       219         269
Interest cost...............................    1,974      1,931       507         478
Actuarial (gain) loss.......................      691     (1,684)      248      (1,252)
Benefits paid...............................   (2,353)    (2,270)     (471)       (563)
Retiree contributions.......................       --         --        78          76
                                              -------     ------     -----      ------
Projected benefit obligation at the end of
  the year..................................  $26,689     26,377     7,176       6,595
                                              =======     ======     =====      ======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS: (CONTINUED)
FAIR VALUE OF PLAN ASSETS:

                                                                      POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                (IN THOUSANDS)        (IN THOUSANDS)
Fair value of plan assets at beginning of
  the year..................................  $23,815     25,287        --          --
Actual return on plan assets................      618        741        --          --
Plan participants' contribution.............       --         --        78          76
Employer contribution.......................      128         57       393         546
Benefits paid...............................   (2,353)    (2,270)     (471)       (622)
                                              -------     ------     -----      ------
Fair value of plan assets at the end of the
  year......................................  $22,208     23,815        --          --
                                              =======     ======     =====      ======

FUNDED STATUS:

                                                                      POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                (IN THOUSANDS)        (IN THOUSANDS)
Excess of projected benefit obligation over
  plan assets...............................  $(4,480)    (2,562)    (7,176)    (6,595)
Unrecognized actuarial loss.................    5,603      3,532        592        344
                                              -------     ------     ------     ------
Net amount recognized.......................  $ 1,123        970     (6,584)    (6,251)
                                              =======     ======     ======     ======
Amounts recognized in the balance sheet
  consist of:
Prepaid pension cost........................  $ 1,542      1,399         --         --
Accrued benefit liability...................   (4,480)    (2,562)    (6,584)    (6,251)
Accumulated other comprehensive income......    4,061      2,133         --         --
                                              -------     ------     ------     ------
Net amount recognized.......................  $ 1,123        970     (6,584)    (6,251)
                                              =======     ======     ======     ======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS: (CONTINUED)
    The following tables set forth the components of the net periodic cost of the plans and the underlying weighted average actuarial assumptions for the years ended December 31, 2000, 1999 and 1998:

                                                           PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                 ------------------------------------      ------------------------------------
                                                   2000          1999          1998          2000          1999          1998
                                                 --------      --------      --------      --------      --------      --------
                                                            (IN THOUSANDS)                            (IN THOUSANDS)
Service cost...............................      $    --            --            --          219           269           191
Interest cost..............................        1,932         1,931         1,924          507           478           486
Expected return on plan assets.............       (2,032)       (2,165)       (2,130)          --            --            --
Recognized actuarial loss..................           29           232            62           --            39            25
                                                 -------        ------        ------         ----          ----          ----
Total net periodic expense (benefit).......      $   (71)           (2)         (144)         726           786           702
                                                 =======        ======        ======         ====          ====          ====
Discount rate..............................         7.50%         8.00%         6.75%        7.50%         8.00%         6.75%
                                                 =======        ======        ======         ====          ====          ====
Expected return on plan assets.............         9.00%         9.00%         9.00%         n/a           n/a           n/a
                                                 =======        ======        ======         ====          ====          ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2000:

                                                         POSTRETIREMENT BENEFITS
                                                        -------------------------
                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
                                                             (IN THOUSANDS)
Effect on service and interest cost components........    $  131         (103)
Effect on postretirement benefit obligation...........    $1,033         (843)

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS: (CONTINUED)

    For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease .8% per year until it reaches 5.5% in 2003 and to remain at that level thereafter.

    As a result of suspension of benefit accruals under the Pension Plan and the Supplemental Executive Retirement Plan, the Company records as a liability the unfunded pension liabilities attributable to these plans. The following changes in the minimum unfunded pension liability were recorded as adjustments to other comprehensive income:

2000...............................................  $(2,072)
1999...............................................  $   493
1998...............................................  $  (804)

    Canadian Forest has a non-contributory defined benefit pension plan (the Canadian Defined Benefit Plan). Benefits under the Canadian Defined Benefit Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement.

    The following tables set forth the estimated benefit obligations, fair value of plan assets and funded status of the Canadian Defined Benefit Plan at December 31, 2000 and 1999:

BENEFIT OBLIGATIONS:

                                                               2000       1999
                                                             --------   --------
                                                              (IN THOUSANDS OF
                                                              CANADIAN DOLLARS)
Projected benefit obligation at the beginning of the
  year.....................................................  $ 6,062      6,888
Service cost...............................................      326        400
Interest cost..............................................      362        426
Actuarial (gain) loss......................................      220     (1,272)
Benefits paid..............................................     (463)      (380)
Benefit obligation settled on conversion of employees to
  members of the defined contribution plan.................   (1,548)        --
                                                             -------     ------
Projected benefit obligation at the end of the year........  $ 4,959      6,062
                                                             =======     ======

FAIR VALUE OF PLAN ASSETS:

                                                                2000       1999
                                                              --------   --------
                                                               (IN THOUSANDS OF
                                                               CANADIAN DOLLARS)
Fair value of plan assets at beginning of the year..........  $ 9,031     8,572
Actual return on plan assets................................      524       839
Employer contributions......................................       81        --
Benefits paid...............................................     (463)     (380)
Settlement payments on conversion to defined contribution
  plan......................................................   (1,984)       --
                                                              -------     -----
Fair value of plan assets at the end of the year............  $ 7,189     9,031
                                                              =======     =====

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS: (CONTINUED)
FUNDED STATUS:

                                                               2000       1999
                                                             --------   --------
                                                              (IN THOUSANDS OF
                                                              CANADIAN DOLLARS)
Excess of assets over projected benefit obligation.........  $ 2,230      2,969
Unamortized transitional obligation asset..................   (2,272)    (3,334)
Unamortized net actuarial loss.............................      165         --
                                                             -------     ------
Prepaid pension cost (accrued benefit liability)...........  $   123       (365)
                                                             =======     ======

    On April 1, 2000, a defined contribution plan (the Canadian Defined Contribution Plan) was introduced and many of Canadian Forest's employees elected to be covered under the new plan. Employees who did not elect to be covered under the Canadian Defined Contribution Plan continue to be covered under the Canadian Defined Benefit Plan. The Company recorded a curtailment gain of $323,000 for the decrease in the projected benefit obligation related to those employees who are no longer covered by the Canadian Defined Benefit Plan.

    The following table sets forth the components of net periodic pension cost and the underlying weighted average actuarial assumptions for the years ended December 31, 2000, 1999 and 1998. The amounts shown include costs of both of the Canadian plans because the surplus attributable to the defined benefits plan is being used to meet the obligations of both plans:

                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                 (IN THOUSANDS OF
                                                                CANADIAN DOLLARS)
Service cost............................................   $ 326        400        260
Interest cost...........................................     362        426        446
Expected return on plan assets..........................    (525)      (477)      (510)
Amortization of transition asset........................    (246)       (68)       (69)
Recognized actuarial gains..............................      --       (138)       (45)
Settlement gain.........................................    (323)        --         --
                                                           -----       ----       ----
Total net periodic pension cost.........................   $(406)       143         82
                                                           =====       ====       ====
Discount rate...........................................    7.25%      6.00%      7.00%
                                                           =====       ====       ====
Expected return on plan assets..........................    7.00%      6.00%      7.00%
                                                           =====       ====       ====

RETIREMENT SAVINGS PLANS:

    The Company sponsors a qualified tax-deferred savings plan for its employees in the United States in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches employee contributions up to 5% of employee compensation. The expense associated with the Company's contributions was $578,000 in 2000, $518,000 in 1999 and $551,000 in 1998.

    The Company also sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code for employees formerly employed by Forcenergy. Employees

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(8) EMPLOYEE BENEFITS: (CONTINUED)
may defer up to 15% of their compensation, subject to certain limitations. The Company matches employee contributions up to 50% of the first 5% of the employee compensation. Certain limitations are in effect with respect to withdrawals from the plan. The expense associated with the Company's contributions was $183,000 in 2000.

    Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. The expense associated with Canadian Forest's contributions to the plan was $153,000 in 2000, $150,000 in 1999 and $132,000 in 1998.

LIFE INSURANCE:

    The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. The premiums for the life insurance policies were $543,000 in 2000, of which $496,000 was for policies for retired executives. The premiums for the life insurance policies were $596,000 in 1999 of which $506,000 was for policies for retired executives. The premiums for the life insurance policies were $921,000 in 1998, of which $831,000 was for policies for retired executives. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

(9) FINANCIAL INSTRUMENTS:

ENERGY SWAPS AND COLLARS:

    In order to hedge against the effects of declines in oil and natural gas prices on the Company's future oil and gas production, the Company enters into various agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts." For the years ended December 31, 2000, 1999 and 1998, the Company's gains (losses) under these agreements were $(129,092,000), $(8,684,000) and $6,305,000, respectively.

    In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. The Company's current swaps are settled on a monthly basis. As of December 31, 2000 Forest had the following swaps in place:

                                             NATURAL GAS                   OIL
                                       -----------------------   -----------------------
                                                    AVERAGE      BARRELS      AVERAGE
                                        BBTU'S    HEDGED PRICE     PER      HEDGED PRICE
                                       PER DAY     PER MMBTU       DAY        PER BBL
                                       --------   ------------   --------   ------------
2001.................................    27.1         $3.57       1,000        $28.43
2002.................................    16.7         $2.48          --        $   --

    The Company also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(9) FINANCIAL INSTRUMENTS: (CONTINUED)
the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash on a monthly basis. By entering into collars the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price of the hedged production. As of December 31, 2000, the Company had the following collars in place:

                                                      NATURAL GAS
                              ------------------------------------------------------------
                              AVERAGE FLOOR PRICE   AVERAGE CEILING PRICE
                                   PER MMBTU              PER MMBTU         BBTU'S PER DAY
                              -------------------   ---------------------   --------------
2001........................         $4.45                  $6.61                53.8

                                                           OIL
                              -------------------------------------------------------------
                              AVERAGE FLOOR PRICE   AVERAGE CEILING PRICE
                                    PER BBL                PER BBL          BARRELS PER DAY
                              -------------------   ---------------------   ---------------
2001........................        $25.39                 $31.70                6,000

    The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 2000 there were basis swaps in place with weighted average volumes of 64,562 MMBTU per day in 2001.

    The Company is exposed to off-balance-sheet risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

    As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and the measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

    All of the Company's energy swap and collar agreements and a portion of the Company's basis swaps in place at December 31, 2000 have been designated as cash flow hedges. Upon adoption of SFAS No. 133 on January 1, 2001 the Company will record a liability of approximately $52,700,000 (of which $10,900,000 will be classified as current) and a deferred tax asset of approximately $20,000,000 (of which $4,200,000 will be classified as current) and a corresponding reduction in other comprehensive income of approximately $32,700,000.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(9) FINANCIAL INSTRUMENTS: (CONTINUED)
    Set forth below is the estimated fair value of certain on- and off-balance sheet financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 2000:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE:

    The carrying amount of these instruments approximates fair value due to their short maturity.

SENIOR SUBORDINATED NOTES:

    The fair value of the Company's 8 3/4% Notes was approximately $189,033,000, based upon quoted market prices of the notes.

    The fair value of the Company's 10 1/2% Notes was approximately $100,153,000, based upon quoted market prices of the notes.

ENERGY SWAP AGREEMENTS:

    The fair value of the Company's energy swap agreements was a loss of approximately $44,152,000, based upon the estimated net amount the Company would pay to terminate the agreements.

ENERGY COLLAR AGREEMENTS:

    The fair value of the Company's energy collar agreements was a loss of approximately $9,411,000, based upon the estimated net amount the Company would pay to terminate the agreements.

BASIS SWAP AGREEMENTS:

    The fair value of the Company's basis swap agreements was a gain of approximately $887,000, based upon the estimated net amount the Company would receive to terminate the agreements.

(10) RELATED PARTY TRANSACTIONS

    Beginning in 1995, the Company consummated certain transactions with the Anschutz pursuant to which Anschutz acquired a significant ownership position in the Company. As of December 31, 2000 Anschutz owned 15,233,539 shares of Forest's Common Stock, or approximately 31% of the outstanding shares and held warrants to purchase an additional 522,216 shares.

    In 1998, the Company purchased certain oil and gas assets from Anschutz for $67,565,000 as described in Note 3. Included in the purchase were exploration concessions in Tunisia and South Africa. Forest and Anschutz subsequently agreed to acquire additional concessions in Tunisia and South Africa. Effective
October 1, 1999, Forest and Anschutz entered into an agreement under which Anschutz repurchased 30% of the original Tunisia and South Africa blocks sold to Forest and Forest purchased 20% of the new Tunisia and South Africa concessions from Anschutz. Consideration was based on the original purchase price paid to Anschutz by Forest and on actual costs incurred by the respective parties in obtaining the new concessions. As a result of the agreement, Forest has a 70% interest in all four of the concessions, is the operator of the concession blocks and is reimbursed by Anschutz for general, technical and administrative overhead.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(11) COMMITMENTS AND CONTINGENCIES:

    Future rental payments for office facilities and equipment under the remaining terms of noncancelable operating leases are $3,814,000, $3,458,000, $2,614,000, $2,488,000 and $1,966,000 for the years ending December 31, 2001 through 2005, respectively.

    Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $4,021,000 in 2000, $3,144,000 in 1999 and $2,137,000 in 1998. Net rental payments charged to expense amounted to $7,011,000 in 2000, $4,806,000 in 1999 and $3,948,000 in
1998. Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 2000 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 5.5 BCF of natural gas in 2001 at an average price of $2.52 CDN per MCF and approximately 5.5 BCF of natural gas in 2002 at an average price of approximately $2.61 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000 Canadian Forest supplied 37% of the gas for the Netback Pool.

    In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .6 BCF of natural gas in 2001 at a fixed price of approximately $3.25 CDN per MCF and .5 BCF of natural gas in 2002 at a fixed price of approximately $3.37 CDN per MCF.

    As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas. ProMark has commitments to purchase and commitments to resell approximately 14,717 MCF per day through October 2001 and approximately 1,046 MCF per day thereafter through October 2002. The Company could be exposed to loss in the event that a counterparty to these agreements failed to perform in accordance with the terms of the agreements.

    The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000

Revenue(1).............................................  $176,984   197,308    230,485    308,281
                                                         ========   =======    =======    =======

Earnings from operations...............................  $ 44,434    44,214     67,325     46,315
                                                         ========   =======    =======    =======

Net earnings...........................................  $ 22,451    18,823     33,794     55,540
                                                         ========   =======    =======    =======

Net earnings attributable to common stock..............  $ 22,280    17,423     32,334     54,403
                                                         ========   =======    =======    =======

Basic and diluted earnings per share before
  extraordinary item...................................  $    .48       .38        .70       1.16

Basic and diluted earnings per share...................  $    .48       .37        .68       1.11

1999

Revenue(1).............................................  $ 84,157    88,165     93,798     94,004
                                                         ========   =======    =======    =======

Earnings from operations...............................  $  5,745     9,835     15,076     14,154
                                                         ========   =======    =======    =======

Earnings before extraordinary item.....................  $    450     4,043      5,404      9,744
                                                         ========   =======    =======    =======

Net earnings...........................................  $    450     4,043      4,806      9,744
                                                         ========   =======    =======    =======

Basic and diluted earnings per share before
  extraordinary item...................................  $    .02       .18        .22        .36

Basic and diluted earnings per share...................  $    .02       .18        .20        .36

------------------------

(1) Revenue has been restated to reflect the reclassification of transportation costs from oil and gas revenue to oil and gas production expense to comply with a recent accounting pronouncement.

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS:

    Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Forest has six reportable segments: oil and gas operations in the Gulf Coast Offshore Region, Gulf Coast Onshore Region, Western Region, Alaska and Canada, and marketing and processing operations in Canada. The segments were determined based upon the type of operations in each segment and the geographical location of each segment. The segment data presented below was prepared on the same basis as the consolidated Forest financial statements.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS: (CONTINUED)
YEAR ENDED DECEMBER 31, 2000

                                                                OIL AND GAS OPERATIONS
                                     ----------------------------------------------------------------------------
                                      GULF COAST REGION
                                     -------------------   WESTERN                 TOTAL
                                     OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL
                                     --------   --------   --------   --------   ---------   --------   ---------
                                                                    (IN THOUSANDS)
Revenue............................  $359,843    49,302     95,442     62,882      567,469    58,570      626,039

Marketing and processing expense...        --       901         --         --          901        --          901
Oil and gas production expense.....    64,862    11,885     26,807     23,877      127,431    12,787      140,218
General and administrative
  expense..........................    16,272     4,559      6,083      3,220       30,134     4,060       34,194
Depreciation and depletion
  expense..........................   123,020    20,576     27,158     20,148      190,902    18,056      208,958
                                     --------   -------    -------    -------    ---------   -------    ---------
Earnings (loss) from operations....  $155,689    11,381     35,394     15,637      218,101    23,667      241,768
                                     ========   =======    =======    =======    =========   =======    =========
Capital expenditures...............  $218,540    10,083     25,504     58,085      312,212    50,802      363,014
                                     ========   =======    =======    =======    =========   =======    =========
Property and equipment, net........  $515,973   257,336    199,456    135,528    1,108,293   202,941    1,311,234
                                     ========   =======    =======    =======    =========   =======    =========


                                     MARKETING AND
                                      PROCESSING       TOTAL
                                        CANADA        COMPANY
                                     -------------   ---------
                                          (IN THOUSANDS)
Revenue............................     287,019        913,058
Marketing and processing expense...     284,138        285,039
Oil and gas production expense.....          --        140,218
General and administrative
  expense..........................       1,386         35,580
Depreciation and depletion
  expense..........................       2,227        211,185
                                        -------      ---------
Earnings (loss) from operations....        (732)       241,036
                                        =======      =========
Capital expenditures...............          --        363,014
                                        =======      =========
Property and equipment, net........          --      1,311,234
                                        =======      =========

    Information for Forest's reportable segments relates to the Company's 2000 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

Earnings from operations for reportable segments............    $  241,036
Administrative asset depreciation...........................        (1,295)
Other income, net...........................................         1,757
Merger and seismic licensing expense........................       (31,577)
Interest expense............................................       (60,269)
Impairment of international oil and gas properties..........        (5,876)
Translation loss on subordinated debt.......................        (7,102)
                                                                ----------

Earnings before income taxes and extraordinary item.........    $  136,674
                                                                ==========

CAPITAL EXPENDITURES:

Reportable segments.........................................    $  363,014
International interests.....................................        25,024
Administrative assets and other.............................         1,954
                                                                ----------

Total capital expenditures..................................    $  389,992
                                                                ==========

PROPERTY AND EQUIPMENT, NET:

Reportable segments.........................................    $1,311,234
International interests.....................................        40,432
Administrative assets, net and other........................         8,090
                                                                ----------

Total property and equipment, net...........................    $1,359,756
                                                                ==========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS: (CONTINUED)
YEAR ENDED DECEMBER 31, 1999

                                                                 OIL AND GAS OPERATIONS
                                      ----------------------------------------------------------------------------
                                       GULF COAST REGION
                                      -------------------   WESTERN                 TOTAL
                                      OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL
                                      --------   --------   --------   --------   ---------   --------   ---------
                                                                     (IN THOUSANDS)
Revenue.............................  $ 81,478    40,525     30,413         --      152,416    42,072      194,488

Marketing and processing expense....        --        --         --         --           --        --           --
Oil and gas production expense......    14,598    14,899      6,417         --       35,914    13,231       49,145
General and administrative
  expense...........................     3,790     3,580      2,542         --        9,912     3,391       13,303
Depreciation and depletion
  expense...........................    41,904    18,331      8,936         --       69,171    15,726       84,897
                                      --------   -------    -------     ------    ---------   -------    ---------

Earnings (loss) from operations.....  $ 21,186     3,715     12,518         --       37,419     9,724       47,143
                                      ========   =======    =======     ======    =========   =======    =========

Capital expenditures................  $ 28,744    35,201      6,837         --       70,782    42,665      113,447
                                      ========   =======    =======     ======    =========   =======    =========

Property and equipment, net.........  $420,860   277,025    207,168     96,900    1,001,953   178,561    1,180,514
                                      ========   =======    =======     ======    =========   =======    =========


                                      MARKETING AND
                                       PROCESSING       TOTAL
                                         CANADA        COMPANY
                                      -------------   ---------
                                           (IN THOUSANDS)
Revenue.............................     165,636        360,124
Marketing and processing expense....     162,617        162,617
Oil and gas production expense......          --         49,145
General and administrative
  expense...........................       2,059         15,362
Depreciation and depletion
  expense...........................       2,321         87,218
                                         -------      ---------
Earnings (loss) from operations.....      (1,361)        45,782
                                         =======      =========
Capital expenditures................          --        113,447
                                         =======      =========
Property and equipment, net.........          --      1,180,514
                                         =======      =========

    Information for Forest's reportable segments relates to the Company's 1999 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

Earnings from operations for reportable segments............    $   45,782
Administrative asset depreciation...........................          (972)
Other income, net...........................................         2,629
Interest expense............................................       (40,873)
Translation gain on subordinated debt.......................        10,561
                                                                ----------

Earnings before income taxes and extraordinary item.........    $   17,127
                                                                ==========

CAPITAL EXPENDITURES:

Reportable segments.........................................    $  113,447
International interests.....................................         8,905
Administrative assets and other.............................         2,731
                                                                ----------

Total capital expenditures..................................    $  125,083
                                                                ==========

PROPERTY AND EQUIPMENT, NET:

Reportable segments.........................................    $1,180,514
International interests.....................................        21,493
Administrative assets, net and other........................         7,702
                                                                ----------

Total property and equipment, net...........................    $1,209,709
                                                                ==========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS: (CONTINUED)
YEAR ENDED DECEMBER 31, 1998

                                                           OIL AND GAS OPERATIONS
                                       ---------------------------------------------------------------
                                        GULF COAST REGION                                                MARKETING AND
                                       -------------------   WESTERN     TOTAL                            PROCESSING      TOTAL
                                       OFFSHORE   ONSHORE     REGION      U.S.      CANADA     TOTAL        CANADA       COMPANY
                                       --------   --------   --------   --------   --------   --------   -------------   --------
                                                                             (IN THOUSANDS)
Revenue..............................  $ 71,571    42,057     20,761     134,389    39,746     174,135      150,645       324,780

Marketing and processing expense.....        --        --         --          --        --          --      144,758       144,758
Oil and gas production expense.......    13,851    12,851      5,893      32,595    12,349      44,944           --        44,944
General and administrative expense...     4,625     4,346      1,965      10,936     7,496      18,432        1,417        19,849
Depreciation and depletion expense...    47,005    20,558      6,919      74,482    22,226      96,708        2,252        98,960
Impairment of oil and gas
  properties.........................    51,500    59,500     28,500     139,500    60,000     199,500           --       199,500
                                       --------   -------    -------    --------   -------    --------      -------      --------

Earnings (loss) from operations......  $(45,410)  (55,198)   (22,516)   (123,124)  (62,325)   (185,449)       2,218      (183,231)
                                       ========   =======    =======    ========   =======    ========      =======      ========

Capital expenditures.................  $ 61,483   263,479     85,169     410,131    44,222     454,353          (10)      454,343
                                       ========   =======    =======    ========   =======    ========      =======      ========

Property and equipment, net..........  $127,542   260,940    103,752     492,234   146,105     638,339        4,766       643,105
                                       ========   =======    =======    ========   =======    ========      =======      ========

    Information for Forest's reportable segments relates to the Company's 1998 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

Loss from operations for reportable segments................    $(183,231)
Administrative asset depreciation...........................       (1,145)
Other income, net...........................................        7,561
Interest expense............................................      (38,986)
Minority interest in loss of subsidiary.....................          517
Translation loss on subordinated debt.......................       (8,320)
                                                                ---------
Loss before income taxes and extraordinary item.............    $(223,604)
                                                                =========

CAPITAL EXPENDITURES:

Reportable segments.........................................    $ 454,343
International interests.....................................       14,435
Administrative assets and other.............................        2,976
                                                                ---------

Total capital expenditures..................................    $ 471,754
                                                                =========

PROPERTY AND EQUIPMENT, NET:

Reportable segments.........................................    $ 643,105
International interests.....................................       14,435
Administrative assets, net and other........................        5,770
                                                                ---------

Total property and equipment, net...........................    $ 663,310
                                                                =========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED):

    The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (Statement No. 69).

    (A) COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES--The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2000, 1999 and 1998:

                                                            UNITED                INTER-
                                                            STATES     CANADA    NATIONAL    TOTAL
                                                           --------   --------   --------   --------
                                                                        (IN THOUSANDS)
2000
  Property acquisition costs (undeveloped leases and
    proved properties)...................................  $ 22,754         1        (56)    22,699
  Exploration costs......................................    87,051    21,249     25,080    133,380
  Development costs......................................   202,407    29,552         --    231,959
                                                           --------    ------     ------    -------
    Total................................................  $312,212    50,802     25,024    388,038
                                                           ========    ======     ======    =======
1999
  Property acquisition costs (undeveloped leases and
    proved properties)...................................  $  1,203        --      1,040      2,243
  Exploration costs......................................    20,752    37,150      7,865     65,767
  Development costs......................................    48,827     5,516         --     54,343
  Cost of Forcenergy properties at fresh start...........   510,000        --         --    510,000
                                                           --------    ------     ------    -------
    Combined total.......................................  $580,782    42,666      8,905    632,353
                                                           ========    ======     ======    =======
1998
  Property acquisition costs (undeveloped leases and
    proved properties)...................................  $310,536    17,628     11,000    339,164
  Exploration costs......................................    39,532    17,447      3,435     60,414
  Development costs......................................    61,436     9,137         --     70,573
                                                           --------    ------     ------    -------
    Total................................................  $411,504    44,212     14,435    470,151
                                                           ========    ======     ======    =======

    (B) AGGREGATE CAPITALIZED COSTS--The aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated were as follows:

                                              2000          1999         1998
                                           -----------   ----------   ----------
                                                      (IN THOUSANDS)
Costs related to proved properties.......  $ 2,807,033    2,482,534    1,923,521
Costs related to unproved properties:
  Costs subject to depletion.............        6,982        6,455        6,344
  Costs not subject to depletion.........      206,763      175,618       99,487
                                           -----------   ----------   ----------
                                             3,020,778    2,664,607    2,029,352
Less accumulated depletion and valuation
  allowance..............................   (1,669,112)  (1,459,738)  (1,367,086)
                                           -----------   ----------   ----------
                                           $ 1,351,666    1,204,869      662,266
                                           ===========   ==========   ==========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)
    (C) RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES--Results of operations from producing activities for the years ended December 31, 2000, 1999 and 1998 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

                                                      UNITED
                                                      STATES      CANADA    INTERNATIONAL    TOTAL
                                                     ---------   --------   -------------   --------
                                                                     (IN THOUSANDS)
2000
  Oil and gas sales................................  $ 555,582    69,343           --        624,925
  Production expense...............................    127,420    12,798           --        140,218
  Depletion expense................................    190,902    18,057           --        208,959
  Provision for impairment of oil and gas
    properties.....................................         --        --        5,876          5,876
  Income tax expense...............................     83,041    16,551           --         99,592
                                                     ---------   -------       ------       --------
                                                       401,363    47,406        5,876        454,645
                                                     ---------   -------       ------       --------
  Results of operations from producing
    activities.....................................  $ 154,219    21,937       (5,876)       170,280
                                                     =========   =======       ======       ========
1999
  Oil and gas sales................................  $ 150,589    43,252           --        193,841
  Production expense...............................     35,914    13,231           --         49,145
  Depletion expense................................     69,171    15,726           --         84,897
  Income tax expense...............................         --     5,240           --          5,240
                                                     ---------   -------       ------       --------
                                                       105,085    34,197           --        139,282
                                                     ---------   -------       ------       --------
  Results of operations from producing
    activities.....................................  $  45,504     9,055           --         54,559
                                                     =========   =======       ======       ========
1998
  Oil and gas sales................................  $ 133,955    39,746           --        173,701
  Production expense...............................     32,595    12,349           --         44,944
  Depletion expense................................     74,482    22,226           --         96,708
  Provision for impairment of oil and gas
    properties.....................................    139,500    60,000           --        199,500
  Income tax benefit...............................         --   (23,418)          --        (23,418)
                                                     ---------   -------       ------       --------
                                                       246,577    71,157           --        317,734
                                                     ---------   -------       ------       --------
  Results of operations from producing
    activities.....................................  $(112,622)  (31,411)          --       (144,033)
                                                     =========   =======       ======       ========

    (D) ESTIMATED PROVED OIL AND GAS RESERVES--The Company's estimate of its proved and proved developed future net recoverable oil and gas reserves and changes for 2000, 1999 and 1998 follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

    Prices include consideration of changes in existing prices provided only by contractual arrangement, but not on escalations based on future conditions. Purchases of reserves in place represent volumes recorded on the closing dates of the acquisitions for financial accounting purposes.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)
    Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

    Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

                                                         LIQUIDS                            GAS
                                              ------------------------------   ------------------------------
                                                         (MBBLS)                           (MMCF)
                                               UNITED                           UNITED
                                               STATES     CANADA     TOTAL      STATES     CANADA     TOTAL
                                              --------   --------   --------   --------   --------   --------
Balance at December 31, 1997...............     6,126     18,510     24,636     257,923   120,392     378,315
  Revisions of previous estimates..........       347     (3,095)    (2,748)     17,158    (9,231)      7,927
  Extensions and discoveries...............       559        336        895      37,708    31,576      69,284
  Production...............................    (2,405)    (1,864)    (4,269)    (47,394)  (14,916)    (62,310)
  Sales of reserves in place...............    (2,008)      (432)    (2,440)     (1,964)   (4,215)     (6,179)
  Purchases of reserves in place...........    18,965         30     18,995     161,089    16,138     177,227
                                               ------     ------    -------    --------   -------    --------
Balance at December 31, 1998...............    21,584     13,485     35,069     424,520   139,744     564,264
  Revisions of previous estimates..........     2,108       (438)     1,670     (13,613)     (497)    (14,110)
  Extensions and discoveries...............       611         64        675      37,941     5,565      43,506
  Production...............................    (2,712)    (1,685)    (4,397)    (49,279)  (12,423)    (61,702)
  Sales of reserves in place...............      (308)      (648)      (956)     (6,231)   (1,462)     (7,693)
  Purchases of reserves in place...........        66         --         66         742        --         742
  Forcenergy reserves at fresh start.......    64,959         --     64,959     300,616        --     300,616
                                               ------     ------    -------    --------   -------    --------
Balance at December 31, 1999...............    86,308     10,778     97,086     694,696   130,927     825,623
  Revisions of previous estimates..........    (1,710)      (641)    (2,351)      2,680   (19,647)    (16,967)
  Extensions and discoveries...............     5,780        529      6,309     116,911    23,206     140,117
  Production...............................    (9,891)    (1,536)   (11,427)   (102,320)  (11,522)   (113,842)
  Sales of reserves in place...............      (904)        (9)      (913)    (26,084)   (2,172)    (28,256)
  Purchases of reserves in place...........       537         --        537      37,383        --      37,383
                                               ------     ------    -------    --------   -------    --------
Balance at December 31, 2000...............    80,120      9,121     89,241     723,266   120,792     844,058
                                               ======     ======    =======    ========   =======    ========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)

                                                        OIL AND CONDENSATE                      GAS
                                                  ------------------------------   ------------------------------
                                                             (MBBLS)                           (MMCF)
                                                   UNITED                           UNITED
                                                   STATES     CANADA     TOTAL      STATES     CANADA     TOTAL
                                                  --------   --------   --------   --------   --------   --------
Proved developed reserves at:
  December 31, 1997.............................    5,493     14,291     19,784    179,986    109,849    289,835
  December 31, 1998.............................   16,697     13,485     30,182    332,575    135,174    467,749
  December 31, 1999.............................   57,746     10,715     68,461    539,802    124,201    664,003
  December 31, 2000.............................   53,385      9,121     62,506    546,789     83,824    630,613

    (E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS--Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, in which case, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. All cash flow amounts, including income taxes, are discounted at 10%.

    Future income tax expenses are estimated using an estimated combined federal and state income tax rate of 38% in the United States and a combined Federal and Provincial rate of 44.62% in Canada. Estimates for future general and administrative and interest expense have not been considered.

    Changes in the demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company's proved reserves. Management does not rely upon the information that follows in making investment decisions.

                                                      DECEMBER 31, 2000
                                             -----------------------------------
                                               UNITED
                                               STATES       CANADA      TOTAL
                                             -----------   --------   ----------
                                                       (IN THOUSANDS)
Future oil and gas sales...................  $ 8,805,617    958,776    9,764,393
Future production costs....................   (1,284,255)  (111,954)  (1,396,209)
Future development costs...................     (359,152)   (13,910)    (373,062)
Future abandonment costs...................     (174,197)    (4,091)    (178,288)
Future income taxes........................   (1,913,585)  (293,654)  (2,207,239)
                                             -----------   --------   ----------
Future net cash flows......................    5,074,428    535,167    5,609,595
10% annual discount for estimated timing of
  cash flows...............................   (1,702,274)  (212,890)  (1,915,164)
                                             -----------   --------   ----------
Standardized measure of discounted future
  net cash flows...........................  $ 3,372,154    322,277    3,694,431
                                             ===========   ========   ==========

    Present value of future net cash flows before income taxes was $4,605,767,000 in the United States and $471,536,000 in Canada at December 31, 2000.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)

                                                     DECEMBER 31, 1999
                                             ----------------------------------
                                               UNITED
                                               STATES      CANADA      TOTAL
                                             ----------   --------   ----------
                                                       (IN THOUSANDS)
Future oil and gas sales...................  $3,589,560    444,147    4,033,707
Future production costs....................    (963,204)  (113,450)  (1,076,654)
Future development costs...................    (307,118)   (18,473)    (325,591)
Future abandonment costs...................    (166,574)    (4,245)    (170,819)
Future income taxes........................    (269,011)   (68,792)    (337,803)
                                             ----------   --------   ----------
Future net cash flows......................   1,883,653    239,187    2,122,840
10% annual discount for estimated timing of
  cash flows...............................    (619,128)   (84,690)    (703,818)
                                             ----------   --------   ----------
Standardized measure of discounted future
  net cash flows...........................  $1,264,525    154,497    1,419,022
                                             ==========   ========   ==========

    Present value of future net cash flows before income taxes was $1,400,802,000 in the United States and $189,405,000 in Canada at December 31, 1999.

                                                      DECEMBER 31, 1998
                                              ---------------------------------
                                                UNITED
                                                STATES      CANADA      TOTAL
                                              ----------   --------   ---------
                                                       (IN THOUSANDS)
Future oil and gas sales....................  $1,081,183    334,242   1,415,425
Future production costs.....................    (278,277)  (111,392)   (389,669)
Future development costs....................    (105,363)   (20,776)   (126,139)
Future abandonment costs....................     (12,783)    (5,543)    (18,326)
Future income taxes.........................     (18,327)   (38,910)    (57,237)
                                              ----------   --------   ---------
Future net cash flows.......................     666,433    157,621     824,054
10% annual discount for estimated timing of
  cash flows................................    (240,071)   (61,152)   (301,223)
                                              ----------   --------   ---------
Standardized measure of discounted future
  net cash flows............................  $  426,362     96,469     522,831
                                              ==========   ========   =========

    Present value of future net cash flows before income taxes was $433,555,000 in the United States and $113,921,000 in Canada at December 31, 1998.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)
    CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES--An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows.

                                                                      DECEMBER 31, 2000
                                                             -----------------------------------
                                                               UNITED
                                                               STATES       CANADA      TOTAL
                                                             -----------   --------   ----------
                                                                       (IN THOUSANDS)
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at beginning of
  year.....................................................  $ 1,264,525    154,497    1,419,022
Changes resulting from:
  Sales of oil and gas, net of production costs............     (428,162)   (56,545)    (484,707)
  Net changes in prices and future production costs........    2,454,268    312,067    2,766,335
  Net changes in future development costs..................     (135,125)   (12,268)    (147,393)
  Extensions, discoveries and improved recovery............      833,232     61,298      894,530
  Previously estimated development costs incurred during
    the period.............................................      188,891     28,995      217,886
  Revisions of previous quantity estimates.................      (15,250)   (68,734)     (83,984)
  Sales of reserves in place...............................      (45,172)    (1,621)     (46,793)
  Purchases of reserves in place...........................      212,201         --      212,201
  Accretion of discount on reserves at beginning of year
    before income taxes....................................      140,080     18,941      159,021
  Net change in income taxes...............................   (1,097,336)  (114,351)  (1,211,687)
                                                             -----------   --------   ----------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at end of
  year.....................................................  $ 3,372,152    322,279    3,694,431
                                                             ===========   ========   ==========

    The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 was based on average natural gas prices of approximately $9.52 per MCF in the U.S. and approximately $6.11 per MCF in Canada and on average liquids prices of approximately $23.84 per barrel in the U.S. and approximately $23.59 per barrel in Canada.

    Subsequent to December 31, 2000, the price of natural gas decreased significantly. During March 2001, the Company was receiving average natural gas prices of approximately $5.10 per MCF in the U.S. and approximately $4.14 per MCF in Canada. Had the lower prices been used, the Company's

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)
standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 would have been reduced.

                                                                      DECEMBER 31, 1999
                                                              ---------------------------------
                                                                UNITED
                                                                STATES      CANADA      TOTAL
                                                              ----------   --------   ---------
                                                                       (IN THOUSANDS)
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at beginning of
  year......................................................  $  426,362    96,469      522,831
Changes resulting from:
  Sales of oil and gas, net of production costs.............    (114,675)  (30,021)    (144,696)
  Net changes in prices and future production costs.........     101,070   107,149      208,219
  Net changes in future development costs...................     (42,426)     (450)     (42,876)
  Extensions, discoveries and improved recovery.............      68,365     3,859       72,224
  Previously estimated development costs incurred during the
    period..................................................      41,855     5,246       47,101
  Revisions of previous quantity estimates..................      10,737   (15,746)      (5,009)
  Sales of reserves in place................................        (786)   (5,945)      (6,731)
  Purchases of reserves in place............................       1,421        --        1,421
  Accretion of discount on reserves at beginning of year
    before income taxes.....................................      43,356    11,392       54,748
  Net change in income taxes................................     (39,683)  (17,456)     (57,139)
                                                              ----------   -------    ---------
                                                                 495,596   154,497      650,093
  Reserves of Forcenergy at fresh start.....................     768,929        --      768,929
                                                              ----------   -------    ---------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at end of year...  $1,264,525   154,497    1,419,022
                                                              ==========   =======    =========

    The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999 was based on average natural gas prices of approximately $2.37

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(14) SUPPLEMENTAL FINANCIAL DATA--OIL AND GAS PRODUCING
    ACTIVITIES (UNAUDITED): (CONTINUED)
per MCF in the U.S. and approximately $1.66 per MCF in Canada and on average liquids prices of approximately $22.38 per barrel in the U.S. and approximately $19.98 per barrel in Canada.

                                                                     DECEMBER 31, 1998
                                                              -------------------------------
                                                               UNITED
                                                               STATES      CANADA     TOTAL
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at beginning of
  year......................................................  $ 289,300   150,270     439,570
Changes resulting from:
  Sales of oil and gas, net of production costs.............   (101,360)  (27,397)   (128,757)
  Net changes in prices and future production costs.........   (236,581)  (73,799)   (310,380)
  Net changes in future development costs...................    (15,191)     (737)    (15,928)
  Extensions, discoveries and improved recovery.............     46,269    23,140      69,409
  Previously estimated development costs incurred during the
    period..................................................     57,285     8,436      65,721
  Revisions of previous quantity estimates..................     18,629   (10,909)      7,720
  Sales of reserves in place................................     (6,592)   (3,788)    (10,380)
  Purchases of reserves in place............................    330,977     3,937     334,914
  Accretion of discount on reserves at beginning of year
    before income taxes.....................................     30,920    17,731      48,651
  Net change in income taxes................................     12,706     9,585      22,291
                                                              ---------   -------    --------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves, at end of year...  $ 426,362    96,469     522,831
                                                              =========   =======    ========

    The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998 was based on average natural gas prices of approximately $2.03 per MCF in the U.S. and approximately $1.38 per MCF in Canada and on average liquids prices of approximately $9.56 per barrel in the U.S. and approximately $8.91 per barrel in Canada.

(15) SUPPLEMENTAL GUARANTOR INFORMATION:

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

    The Company has not presented separate financial statements and other disclosures concerning Canadian Forest, ProMark or Saxon because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of December 31, 2000, 1999 and 1998 and for the years then ended. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2000

                                                                  CANADIAN    PRODUCERS                  CONSOLIDATED
                                                   FOREST OIL    FOREST OIL   MARKETING    ELIMINATING    FOREST OIL
                                                   CORPORATION      LTD.         LTD.        ENTRIES     CORPORATION
                                                   -----------   ----------   ----------   -----------   ------------
                                                                             (IN THOUSANDS)
                                                       ASSETS
Current Assets:
    Cash and cash equivalents....................  $   14,778        (659)        (116)           --         14,003
    Accounts receivable..........................     141,932       7,349       53,964            --        203,245
    Other current assets.........................      20,039       1,106          435            --         21,580
                                                   ----------     -------      -------       -------      ---------
        Total current assets.....................     176,749       7,796       54,283            --        238,828
Net property and equipment, at cost, full cost
  method.........................................   1,161,420     198,276           60            --      1,359,756
Deferred income taxes............................     119,300          --           --            --        119,300
Goodwill and other intangible assets, net........          --          --       19,412            --         19,412
Intercompany investments.........................      27,840      25,713           --       (53,553)            --
Other assets.....................................      12,096       2,986           --            --         15,082
                                                   ----------     -------      -------       -------      ---------
                                                   $1,497,405     234,771       73,755       (53,553)     1,752,378
                                                   ==========     =======      =======       =======      =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.............................  $  123,944      16,569       51,687            --        192,200
    Accrued interest.............................       6,393       5,043           --            --         11,436
    Other current liabilities....................      35,443         852            6            --         36,301
                                                   ----------     -------      -------       -------      ---------
        Total current liabilities................     165,780      22,464       51,693            --        239,937

Long-term debt...................................     401,162     221,072           --            --        622,234
Other liabilities................................      16,458         (82)          --            --         16,376
Deferred income taxes............................          --      26,300      (11,435)           --         14,865

Shareholders' equity
    Common stock.................................       4,840      27,840       25,265       (53,105)         4,840
    Capital surplus..............................   1,139,136          --           --            --      1,139,136
    Accumulated deficit..........................    (220,648)    (59,766)      10,847            --       (269,567)
    Accumulated other comprehensive loss.........      (6,505)     (3,057)      (2,615)           --        (12,177)
    Treasury stock, at cost......................      (2,818)         --           --          (448)        (3,266)
                                                   ----------     -------      -------       -------      ---------
        Total shareholders' equity...............     914,005     (34,983)      33,497       (53,553)       858,966
                                                   ----------     -------      -------       -------      ---------
                                                   $1,497,405     234,771       73,755       (53,553)     1,752,378
                                                   ==========     =======      =======       =======      =========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000

                                                                  CANADIAN    PRODUCERS                  CONSOLIDATED
                                                   FOREST OIL    FOREST OIL   MARKETING    ELIMINATING    FOREST OIL
                                                   CORPORATION      LTD.         LTD.        ENTRIES     CORPORATION
                                                   -----------   ----------   ----------   -----------   ------------
                                                                             (IN THOUSANDS)
Revenue:
    Marketing and processing.....................   $  1,114           --      287,019           --        288,133
    Oil and gas sales:
        Gas......................................    337,785       29,986          474           --        368,245
        Oil, condensate and natural gas
          liquids................................    217,797       38,363          520           --        256,680
                                                    --------      -------      -------        -----        -------
    Total oil and gas sales......................    555,582       68,349          994           --        624,925
                                                    --------      -------      -------        -----        -------
        Total revenue............................    556,696       68,349      288,013           --        913,058

Expenses:
    Marketing and processing.....................        901           --      284,138           --        285,039
    Oil and gas production.......................    127,420       12,722           76           --        140,218
    General and administrative...................     30,134        4,060        1,386           --         35,580
    Merger and seismic licensing expense.........     31,577           --           --           --         31,577
    Depreciation and depletion...................    192,181       18,022        2,277           --        212,480
    Impairment of oil and gas properties.........      5,876           --           --           --          5,876
                                                    --------      -------      -------        -----        -------
        Total operating expenses.................    388,089       34,804      287,877           --        710,770
                                                    --------      -------      -------        -----        -------
Earnings from operations.........................    168,607       33,545          136           --        202,288

Other income and expense:
    Other (income) expense, net..................     (1,833)      (5,468)       5,180          364         (1,757)
    Interest expense.............................     39,874       20,308          451         (364)        60,269
    Translation gain on subordinated debt........         --        7,102           --           --          7,102
                                                    --------      -------      -------        -----        -------
        Total other income and expense...........     38,041       21,942        5,631           --         65,614
                                                    --------      -------      -------        -----        -------
Earnings (loss) before income taxes and
  extraordinary item.............................    130,566       11,603       (5,495)          --        136,674

Income tax expense (benefit):
    Current......................................      1,090          435          141           --          1,666
    Deferred.....................................     (1,729)      25,222      (19,093)          --          4,400
                                                    --------      -------      -------        -----        -------
                                                        (639)      25,657      (18,952)          --          6,066
                                                    --------      -------      -------        -----        -------
Earnings (loss) before extraordinary item........    131,205      (14,054)      13,457           --        130,608
Extraordinary item -- loss on extinguishment of
  debt...........................................         --           --           --           --             --
                                                    --------      -------      -------        -----        -------
Net earnings (loss)..............................   $131,205      (14,054)      13,457           --        130,608
                                                    ========      =======      =======        =====        =======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

                                                                             CANADIAN    PRODUCERS    CONSOLIDATED
                                                              FOREST OIL    FOREST OIL   MARKETING     FOREST OIL
                                                              CORPORATION      LTD.         LTD.      CORPORATION
                                                              -----------   ----------   ----------   ------------
                                                                                 (IN THOUSANDS)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item...............   $ 131,205     (14,054)      13,457        130,608
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
    Depreciation and depletion..............................     192,181      18,022        2,277        212,480
    Impairment of oil and gas properties....................       5,876          --           --          5,876
    Amortization of deferred debt costs.....................       1,118         399           --          1,517
    Translation loss on subordinated notes..................          --       7,102           --          7,102
    Deferred income tax expense (benefit)...................      (1,729)     25,222      (19,093)         4,400
    Stock and stock option compensation.....................       3,611          --           --          3,611
    Other, net..............................................      (1,215)       (237)          --         (1,452)
    Increase in accounts receivable.........................     (58,946)     (4,371)     (33,878)       (97,195)
    (Increase) decrease in other current assets.............        (672)      1,574        2,081          2,983
    Increase (decrease) in accounts payable.................       6,372     (31,572)      35,861         10,661
    Increase in accrued interest and other current
      liabilities...........................................       2,733      34,443            1         37,177
                                                               ---------     -------      -------       --------
        Net cash provided by operating activities before
          reorganization items..............................     280,534      36,528          706        317,768
    Decrease in accrued reorganization costs payable........     (11,236)         --           --        (11,236)
                                                               ---------     -------      -------       --------
        Net cash provided by operating activities after
          reorganization items..............................     269,298      36,528          706        306,532

Cash flows from investing activities:
    Capital expenditures for property and equipment.........    (338,932)    (51,060)          --       (389,992)
    Proceeds from sale of assets............................      15,589       1,715           --         17,304
    Decrease in other assets, net...........................      (3,373)         --           --         (3,373)
                                                               ---------     -------      -------       --------
        Net cash used by investing activities...............    (326,716)    (49,345)          --       (376,061)

Cash flows from financing activities:
    Proceeds from bank borrowings...........................     626,157      12,250           --        638,407
    Repayments of bank borrowings...........................    (675,130)    (15,283)          --       (690,413)
    Redemption of 10 1/2% notes.............................      (3,067)         --           --         (3,067)
    Redemption of 8 3/4% notes..............................          --      (7,184)          --         (7,184)
    Proceeds from issuance of preferred stock...............      38,800          --           --         38,800
    Proceeds from exercise of options and warrants..........      12,556          --           --         12,556
    Purchase of treasury stock..............................      (2,818)         --           --         (2,818)
    Decrease in other liabilities, net......................      (1,613)       (840)          --         (2,453)
                                                               ---------     -------      -------       --------
        Net cash used by financing activities...............      (5,115)    (11,057)          --        (16,172)

Intercompany advances, net..................................     (22,837)     23,462         (625)            --
Effect of exchange rate changes on cash.....................          12         100          (69)            43
                                                               ---------     -------      -------       --------
Net decrease in cash and cash equivalents...................     (85,358)       (312)          12        (85,658)
Cash and cash equivalents at beginning of year..............     100,136        (347)        (128)        99,661
                                                               ---------     -------      -------       --------
Cash and cash equivalents at end of year....................   $  14,778        (659)        (116)        14,003
                                                               =========     =======      =======       ========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 1999

                                                                  CANADIAN    PRODUCERS                  CONSOLIDATED
                                                   FOREST OIL    FOREST OIL   MARKETING    ELIMINATING    FOREST OIL
                                                   CORPORATION      LTD.         LTD.        ENTRIES     CORPORATION
                                                   -----------   ----------   ----------   -----------   ------------
                                                                             (IN THOUSANDS)
                                                       ASSETS
Current Assets:
    Cash and cash equivalents....................  $  100,136        (343)        (132)           --         99,661
    Accounts receivable..........................      82,986       4,921       22,826            --        110,733
    Other current assets.........................      19,675       1,176           80            --         20,931
                                                   ----------     -------       ------      --------      ---------
        Total current assets.....................     202,797       5,754       22,774            --        231,325
Intercompany receivables.........................         226      65,646           --       (65,872)            --
Net property and equipment, at cost, full cost
  method.........................................   1,035,633     121,196       52,880            --      1,209,709
Goodwill and other intangible assets, net........          --          --       22,092            --         22,092
Intercompany investments.........................      24,315      25,713           --       (50,028)            --
Other assets.....................................       8,387       3,176           --            --         11,563
                                                   ----------     -------       ------      --------      ---------
                                                   $1,271,358     221,485       97,746      (115,900)     1,474,689
                                                   ==========     =======       ======      ========      =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.............................  $  106,336      14,733       16,064            --        137,133
    Accrued interest.............................      25,761       5,261           --            --         31,022
    Accrued reorganization costs.................      11,236          --           --            --         11,236
    Other current liabilities....................      24,828         221           --            --         25,049
                                                   ----------     -------       ------      --------      ---------
        Total current liabilities................     168,161      20,215       16,064            --        204,440

Intercompany payables............................      12,746          --       53,126       (65,872)            --

Long-term debt...................................     452,940     233,213           --            --        686,153
Other liabilities................................      15,823         338           --            --         16,161
Deferred income taxes............................          --       1,714        7,237            --          8,951

Shareholders' equity
    Common stock.................................       4,611      24,315       25,265       (49,580)         4,611
    Capital surplus..............................     962,602          --           --            --        962,602
    Accumulated deficit..........................    (341,993)    (51,404)      (2,610)           --       (396,007)
    Accumulated other comprehensive loss.........      (3,532)     (6,906)      (1,336)           --        (11,774)
    Treasury stock, at cost......................          --          --           --          (448)          (448)
                                                   ----------     -------       ------      --------      ---------
        Total shareholders' equity...............     621,688     (33,995)      21,319       (50,028)       558,984
                                                   ----------     -------       ------      --------      ---------
                                                   $1,271,358     221,485       97,746      (115,900)     1,474,689
                                                   ==========     =======       ======      ========      =========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999

                                                                  CANADIAN    PRODUCERS                  CONSOLIDATED
                                                   FOREST OIL    FOREST OIL   MARKETING    ELIMINATING    FOREST OIL
                                                   CORPORATION      LTD.         LTD.        ENTRIES     CORPORATION
                                                   -----------   ----------   ----------   -----------   ------------
                                                                             (IN THOUSANDS)
Revenue:
  Marketing and processing.......................   $    647           19      165,617           --        166,283
  Oil and gas sales:
    Gas..........................................    115,469       18,660          297           --        134,426
    Oil, condensate and natural gas liquids......     35,120       23,513          782           --         59,415
                                                    --------      -------      -------       ------        -------
  Total oil and gas sales........................    150,589       42,173        1,079           --        193,841
                                                    --------      -------      -------       ------        -------
    Total revenue................................    151,236       42,192      166,696           --        360,124
Expenses:
  Marketing and processing.......................         --           21      162,596           --        162,617
  Oil and gas production.........................     35,914       13,172           59           --         49,145
  General and administrative.....................      9,912        3,391        2,059           --         15,362
  Depreciation and depletion.....................     70,163       15,706        2,321           --         88,190
                                                    --------      -------      -------       ------        -------
    Total operating expenses.....................    115,989       32,290      167,035           --        315,314
                                                    --------      -------      -------       ------        -------
Earnings (loss) from operations..................     35,247        9,902         (339)          --         44,810
Other income and expense:
  Other (income) expense, net....................        138       (4,810)      (1,733)       3,776         (2,629)
  Interest expense...............................     22,396       19,959        2,294       (3,776)        40,873
  Translation gain on subordinated debt..........         --      (10,561)          --           --        (10,561)
                                                    --------      -------      -------       ------        -------
    Total other income and expense...............     22,534        4,588          561           --         27,683
                                                    --------      -------      -------       ------        -------
Earnings (loss) before income taxes and
  extraordinary item.............................     12,713        5,314         (900)          --         17,127
Income tax expense (benefit):
  Current........................................         --         (763)      (2,158)          --         (2,921)
  Deferred.......................................         --       (2,084)       2,491           --            407
                                                    --------      -------      -------       ------        -------
                                                          --       (2,847)         333           --         (2,514)
                                                    --------      -------      -------       ------        -------
Earnings (loss) before extraordinary item........     12,713        8,161       (1,233)          --         19,641
Extraordinary item -- loss on extinguishment of
  debt...........................................       (598)          --           --           --           (598)
                                                    --------      -------      -------       ------        -------
Net earnings (loss)..............................   $ 12,115        8,161       (1,233)          --         19,043
                                                    ========      =======      =======       ======        =======

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

                                                                             CANADIAN     PRODUCERS    CONSOLIDATED
                                                              FOREST OIL    FOREST OIL    MARKETING     FOREST OIL
                                                              CORPORATION      LTD.         LTD.       CORPORATION
                                                              -----------   ----------   -----------   ------------
                                                                                 (IN THOUSANDS)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item...............   $  12,713       8,161       (1,233)         19,641
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and depletion................................      70,163      15,706        2,321          88,190
  Amortization of deferred debt costs.......................         940         401           --           1,341
  Translation gain on subordinated notes....................          --     (10,561)          --         (10,561)
  Deferred income tax expense (benefit).....................          --      (2,084)       2,491             407
  Other, net................................................        (781)     (2,748)          --          (3,529)
  (Increase) decrease in accounts receivable................      (4,448)        356         (857)         (4,949)
  (Increase) decrease in other current assets...............        (981)      1,037       (3,360)         (3,304)
  Increase (decrease) in accounts payable...................      14,894       3,932         (582)         18,244
  Increase in accrued interest and other current
    liabilities.............................................       1,858       1,850        1,325           5,033
                                                               ---------     -------       ------        --------
    Net cash provided by operating activities...............      94,358      16,050          105         110,513
Cash flows from investing activities:
  Capital expenditures for property and equipment...........     (82,248)    (42,835)          --        (125,083)
  Proceeds from sale of assets..............................       9,772      10,699           --          20,471
  Decrease in other assets, net.............................      (1,034)         --           --          (1,034)
                                                               ---------     -------       ------        --------
    Net cash used by investing activities...................     (73,510)    (32,136)          --        (105,646)
Cash flows from financing activities:
  Proceeds from bank borrowings.............................      78,600      33,827           --         112,427
  Repayments of bank borrowings.............................    (300,500)    (37,692)          --        (338,192)
  Issuance of 10 1/2% senior subordinated notes, net of
    issuance costs..........................................      98,561          --           --          98,561
  Redemption of 11 1/4% senior subordinated notes...........      (9,083)         --           --          (9,083)
  Cash balance of Forcenergy at date of frest-start.........      96,506          --           --          96,506
  Proceeds of common stock offering, net of offering
    costs...................................................     131,188          --           --         131,188
  Proceeds from exercise of options and warrants............       1,589          --           --           1,589
  Decrease in other liabilities, net........................      (1,588)        (41)          --          (1,629)
                                                               ---------     -------       ------        --------
    Net cash used by financing activities...................      95,273      (3,906)          --          91,367
Intercompany advances, net..................................     (19,713)     19,713           --              --
Effect of exchange rate changes on cash.....................          15         (31)          28              12
                                                               ---------     -------       ------        --------
Net increase (decrease) in cash and cash equivalents........      96,423        (310)         133          96,246
Cash and cash equivalents at beginning of year..............       3,713         (33)        (265)          3,415
                                                               ---------     -------       ------        --------
Cash and cash equivalents at end of year....................   $ 100,136        (343)        (132)         99,661
                                                               =========     =======       ======        ========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 1998

                                                              CANADIAN     PRODUCERS      SAXON                    CONSOLIDATED
                                               FOREST OIL    FOREST OIL    MARKETING    PETROLIUM,   ELIMINATING    FOREST OIL
                                               CORPORATION      LTD.         LTD.          INC.        ENTRIES     CORPORATION
                                               -----------   ----------   -----------   ----------   -----------   ------------
                                                                                (IN THOUSANDS)
                                                            ASSETS
Current Assets:
Cash and cash equivalents....................   $  3,713          (33)        (265)           --            --          3,415
  Accounts receivable........................     32,524        3,150       18,376         1,537            --         55,587
  Other current assets.......................      1,513          117          532           212            --          2,374
                                                --------      -------       ------       -------      --------       --------
    Total current assets.....................     37,750        3,234       18,643         1,749            --         61,376
Intercompany receivables.....................        338       52,747       42,266            --       (95,351)            --
Net property and equipment, at cost, full
  cost method................................    516,715      106,447          169        39,979            --        663,310
Goodwill and other intangible assets, net....         --           --       22,689            --            --         22,689
Intercompany investments.....................     41,775       68,513           --            --      (110,288)            --
Other assets.................................      8,977        3,384           --            --            --         12,361
                                                --------      -------       ------       -------      --------       --------
                                                $605,555      234,325       83,767        41,728      (205,639)       759,736
                                                ========      =======       ======       =======      ========       ========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................   $ 26,898        5,109       15,702         1,680            --         49,389
  Accrued interest...........................      4,783        5,187           --            --            --          9,970
  Other current liabilities..................      1,463          206           --            --            --          1,669
                                                --------      -------       ------       -------      --------       --------
    Total current liabilities................     33,144       10,502       15,702         1,680            --         61,028
Intercompany payables........................     51,143           --       42,266         1,942       (95,351)            --
Long-term debt...............................    270,076      210,432           --        24,942            --        505,450
Other liabilities............................     15,837          344           --            --            --         16,181
Deferred income taxes........................         --       12,352        4,490        (8,756)           --          8,086
Shareholders' equity
  Common stock...............................      4,465       41,775       25,265        42,800      (109,840)         4,465
  Capital surplus............................    589,972           --           --            --            --        589,972
  Accumulated deficit........................   (354,108)     (40,805)      (1,382)      (18,755)           --       (415,050)
  Accumulated other comprehensive loss.......     (4,974)        (275)      (2,574)       (2,125)           --         (9,948)
  Treasury stock, at cost....................         --           --           --            --          (448)          (448)
                                                --------      -------       ------       -------      --------       --------
    Total shareholders' equity...............    235,355          695       21,309        21,920      (110,288)       168,991
                                                --------      -------       ------       -------      --------       --------
                                                $605,555      234,325       83,767        41,728      (205,639)       759,736
                                                ========      =======       ======       =======      ========       ========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998

                                                              CANADIAN     PRODUCERS      SAXON                    CONSOLIDATED
                                               FOREST OIL    FOREST OIL    MARKETING    PETROLIUM,   ELIMINATING    FOREST OIL
                                               CORPORATION      LTD.         LTD.          INC.        ENTRIES     CORPORATION
                                               -----------   ----------   -----------   ----------   -----------   ------------
                                                                                (IN THOUSANDS)
Revenue:
  Marketing and processing...................   $     434      14,269       136,083          293            --        151,079
  Oil and gas sales:
    Gas......................................     105,378      14,293            --        3,681            --        123,352
    Oil, condensate and natural gas
      liquids................................      28,577      14,533            --        7,239            --         50,349
                                                ---------     -------       -------      -------       -------       --------
  Total oil and gas sales....................     133,955      28,826            --       10,920            --        173,701
                                                ---------     -------       -------      -------       -------       --------
    Total revenue............................     134,389      43,095       136,083       11,213            --        324,780
Expenses:
  Marketing and processing...................          --      13,070       131,688           --            --        144,758
  Oil and gas production.....................      32,595       8,370            --        3,979            --         44,944
  General and administrative.................      10,936       3,122         2,819        2,972            --         19,849
  Depreciation and depletion.................      75,108      17,541         2,011        5,445            --        100,105
  Impairment of oil and gas properties.......     139,500      30,800            --       29,200            --        199,500
                                                ---------     -------       -------      -------       -------       --------
    Total operating expenses.................     258,139      72,903       136,518       41,596            --        509,156
                                                ---------     -------       -------      -------       -------       --------
Loss from operations.........................    (123,750)    (29,808)         (435)     (30,383)           --       (184,376)
Other income and expense:
  Other income, net..........................      (1,405)    (11,529)       (5,373)        (517)       10,746         (8,078)
  Interest expense...........................      24,430      17,933         5,817        1,552       (10,746)        38,986
  Translation loss on subordinated debt......          --       8,320            --           --            --          8,320
                                                ---------     -------       -------      -------       -------       --------
    Total other income and expense...........      23,025      14,724           444        1,035            --         39,228
                                                ---------     -------       -------      -------       -------       --------
Loss before income taxes and extraordinary
  item.......................................    (146,775)    (44,532)         (879)     (31,418)           --       (223,604)
Income tax expense (benefit):
  Current....................................          --         656           493          123            --          1,272
  Deferred...................................          --     (13,455)         (520)     (13,115)           --        (27,090)
                                                ---------     -------       -------      -------       -------       --------
                                                       --     (12,799)          (27)     (12,992)           --        (25,818)
                                                ---------     -------       -------      -------       -------       --------
Loss before extraordinary item...............    (146,775)    (31,733)         (852)     (18,426)           --       (197,786)
Extraordinary item -- gain on extinguishment
  of debt....................................       6,196          --            --           --            --          6,196
                                                ---------     -------       -------      -------       -------       --------
Net loss.....................................   $(140,579)    (31,733)         (852)     (18,426)           --       (191,590)
                                                =========     =======       =======      =======       =======       ========

                             FOREST OIL CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

(15) SUPPLEMENTAL GUARANTOR INFORMATION: (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1998

                                                                           CANADIAN    PRODUCERS      SAXON      CONSOLIDATED
                                                            FOREST OIL    FOREST OIL   MARKETING    PETROLIUM,    FOREST OIL
                                                            CORPORATION      LTD.         LTD.         INC.      CORPORATION
                                                            -----------   ----------   ----------   ----------   ------------
                                                                                     (IN THOUSANDS)
Cash flow from operating activities:
Net loss before extraordinary item........................   $(146,775)    (31,733)        (852)     (18,426)      (197,786)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and depletion............................      75,108      17,541        2,011        5,445        100,105
    Impairment of oil and gas properties..................     139,500      30,800           --       29,200        199,500
    Amortization of deferred debt costs...................         513         389           --           --            902
    Translation loss on subordinated notes................          --       8,320           --           --          8,320
    Deferred income tax benefit...........................          --     (13,455)        (520)     (13,115)       (27,090)
    Other, net............................................         167           2           (2)        (865)          (698)
    (Increase) decrease in accounts receivable............       9,604       3,553       (5,958)       1,340          8,539
    (Increase) decrease in other current assets...........         418        (199)       1,525          (81)         1,663
    Increase (decrease) in accounts payable...............      (9,296)     (4,268)       2,421       (2,666)       (13,809)
    Increase in accrued interest and other current
      liabilities.........................................       4,848       4,359          591           --          9,798
                                                             ---------     -------       ------      -------       --------
      Net cash provided by operating activities...........      74,087      15,309         (784)         832         89,444

Cash flows from investing activities:
    Capital expenditures for property and equipment.......    (432,767)    (35,131)           4       (3,860)      (471,754)
    Less stock issued for acquisition.....................      97,376          --           --           --         97,376
                                                             ---------     -------       ------      -------       --------
                                                              (335,391)    (35,131)           4       (3,860)      (374,378)
    Proceeds from sale of assets..........................       6,218       4,084           --           --         10,302
    (Increase) decrease in other assets, net..............      31,671     (32,794)          --          (95)        (1,218)
                                                             ---------     -------       ------      -------       --------
      Net cash used by investing activities...............    (297,502)    (63,841)           4       (3,955)      (365,294)

Cash flows from financing activities:
    Proceeds from bank borrowings.........................     428,899      33,216           --        1,973        464,088
    Repayments of bank borrowings.........................    (253,049)    (22,322)          --       (1,097)      (276,468)
    Repayments of production payment obligation...........         (58)         --           --           --            (58)
    Issuance of 8 3/4% senior subordinated notes, net of
      issuance costs......................................          --      74,589           --           --         74,589
    Decrease in other liabilities, net....................      (1,169)        (28)          --           --         (1,197)
                                                             ---------     -------       ------      -------       --------
      Net cash provided by financing activities...........     174,623      85,455           --          876        260,954

Intercompany advances, net................................      46,669     (48,916)          --        2,247             --

Effect of exchange rate changes on cash...................         175         (36)         (19)          --            120
                                                             ---------     -------       ------      -------       --------
Net decrease in cash and cash equivalents.................      (1,948)    (12,029)        (799)          --        (14,776)

Cash and cash equivalents at beginning of year............       5,661      11,996          534           --         18,191
                                                             ---------     -------       ------      -------       --------
Cash and cash equivalents at end of year..................   $   3,713         (33)        (265)          --          3,415
                                                             =========     =======       ======      =======       ========

                                    PART III

    For information concerning Item 10--Directors and Executive Officers of the Registrant, Item 11--Executive Compensation, Item 12--Security Ownership of Certain Beneficial Owners and Management and Item 13--Certain Relationships and Related Transactions, see the definitive Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held in May 2001 which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10--Executive Officers of Registrant, see Part I--Item 4A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  (1)  Financial Statements
                 1.   Independent Auditors' Report
                 2.   Consolidated Balance Sheets--December 31, 2000 and 1999
                 3.   Consolidated Statements of Operations--Years ended
                      December 31, 2000, 1999 and 1998
                 4.   Consolidated Statements of Shareholders' Equity--Years ended
                      December 31, 2000, 1999 and 1998
                 5.   Consolidated Statements of Cash Flows--Years ended
                      December 31, 2000, 1999 and 1998
                 6.   Notes to Consolidated Financial Statements--Years ended
                      December 31, 2000, 1999 and 1998
            (2)  Financial Statement Schedules
                 All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.
                 Exhibits--See Index of Exhibits for a list of those exhibits filed herewith, which index also includes management contracts or compensatory plans or arrangements required to be filed as
            (3) exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K. Forest shall, upon written request to the Corporate Secretary of Forest, addressed to Forest Oil
                 Corporation, 1600 Broadway, Suite 2200, Denver, CO 80202, provide copies of each of the Exhibits listed in the Index of Exhibits.
       (b)  Reports on Form 8-K
            On November 14, 2000, Forest filed a Form 8-K announcing (i) earnings for the third quarter of 2000 and (ii) operations results for the third quarter of 2000.

            On November 20, 2000, Forest filed a Form 8-K announcing completion of testing on South African well.

            On December 7, 2000, Forest filed a Form 8-K announcing (i) financial forecast information and (ii) merger with Forcenergy Inc and 1-for-2 reverse stock split of Forest common stock.
       (c)  Index of Exhibits:

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

 Exhibit 3(i)(c) Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation's
                   Registration Statement on Form S-2 (File No. 33-64949).

*Exhibit 3(i)(d)   Certificate of Amendment of the Certificate of Incorporation
                   dated as of December 7, 2000.

*Exhibit 3(ii)     Restated By-Laws of Forest Oil Corporation dated as of
                   February 14, 2001.

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

 Exhibit 4.6       Rights Agreement between Forest Oil Corporation and Mellon
                   Securities Trust Company, as Rights Agent dated as of
                   October 14, 1993, incorporated herein by reference to
                   Exhibit 4.3 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

 Exhibit 4.7       Amendment No. 1 dated as of July 27, 1995 to Rights
                   Agreement dated as of October 14, 1993 between Forest Oil
                   Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 99.5 of Form 8-K for Forest Oil Corporation dated October 11, 1995 (File
                   No. 0-4597).

 Exhibit 4.8       Amendment No. 2, dated as of June 25, 1998 to Rights
                   Agreement, dated as of October 14, 1993, between Forest Oil
                   Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 99.1 to Form 8-K for Forest Oil Corporation, dated June 25, 1998 (File
                   No.1-13515).

 Exhibit 4.9       Amendment No. 3, dated as of September 1, 1998 to Rights
                   Agreement, dated as of October 14, 1993, between Forest Oil
                   Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 4.13 to Forest
                   Oil Corporation Registration Statement on Form S-4, dated
                   November 6, 2000 (File No. 333-49376).

 Exhibit 4.10      Amendment No. 4, dated as of July 10, 2000, to Rights
                   Agreement, dated as of October 14, 1993, between Forest Oil
                   Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 4.14 to Forest
                   Oil Corporation Registration Statement on Form S-4, dated
                   November 6, 2000 (File No. 333-49376).

 Exhibit 4.11 Registration Rights Agreement, dated as of July 10, 2000, by and between Forest Oil Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 4.15 to Forest Oil Corporation Registration Statement on Form S-4, dated November 6, 2000 (File No. 333-49376).

*Exhibit 4.12      Credit Agreement, dated as of October 10, 2000, among Forest
                   Oil Corporation, the lenders party thereto, Bank of America,
                   N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S.
                   Documentation Agent, and The Chase Manhattan Bank, as Global
                   Administrative Agent.

*Exhibit 4.13      Mortgage, Deed of Trust, Assignment, Security Agreement,
                   Financing Statement and Fixture Filing from Forest Oil
                   Corporation to Robert C. Mertensotto, trustee, and Gregory
                   P. Williams, trustee (Utah), and The Chase Manhattan Bank, as Global Administrative Agent, dated as of December 7,
                   2000.

*Exhibit 4.14      Canadian Credit Agreement, dated as of October 10, 2000,
                   among Canadian Forest Oil Ltd., the subsidiary borrowers
                   from time to time parties thereto, the lenders party
                   thereto, Bank of Montreal, as Canadian Syndication Agent,
                   The Toronto-Dominion Bank, as Canadian Documentation Agent,
                   The Chase Manhattan Bank of Canada, as Canadian
                   Administrative Agent, and The Chase Manhattan Bank, as
                   Global Administrative Agent.

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

 Exhibit 10.6 Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.9 to Form 10-K for Forest Oil
                   Corporation for the year ended December 31, 1993 (File
                   No. 0-4597).

 Exhibit 10.7      Shareholders Agreement dated as of January 24, 1996 between
                   Forest Oil Corporation and Joint Energy Development
                   Investments Limited Partnership, incorporated herein by reference to Exhibit 10.12 to Form 10-K for Forest Oil
                   Corporation for the year ended December 31, 1995 (File
                   No. 0-4597).

*Exhibit 21        List of Subsidiaries of the Registrant.

*Exhibit 23        Consent of KPMG LLP

*Exhibit 24        Powers of Attorney of the following Officers and Directors:
                   Philip F. Anschutz, William L. Britton, Cortlandt S.
                   Dietler, Dod A. Fraser, Cannon Y. Harvey, Forrest E.
                   Hoglund, Stephen A. Kaplan, James H. Lee, J. J.
                   Simmons, III, Craig D. Slater, Michael B. Yanney.

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FOREST OIL CORPORATION
                                                       (Registrant)

Date: March 12, 2001                                   By:            /s/ ROBERT S. BOSWELL
                                                            -----------------------------------------
                                                                        Robert S. Boswell
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                /s/ ROBERT S. BOSWELL                  Chairman and Chief Executive    March 12, 2001
     -------------------------------------------         Officer (Principal Executive
                 (Robert S. Boswell)                     Officer)

                 /s/ DAVID H. KEYTE                    Executive Vice President and    March 12, 2001
     -------------------------------------------         Chief Financial Officer
                  (David H. Keyte)                       (Principal Financial
                                                         Officer)

                 /s/ JOAN C. SONNEN                    Vice President--Controller and  March 12, 2001
     -------------------------------------------         Chief Accounting Officer
                  (Joan C. Sonnen)                       (Principal Accounting
                                                         Officer)

                 PHILIP F. ANSCHUTZ*                   Directors of the Registrant
     -------------------------------------------
                (Philip F. Anschutz)

                /s/ ROBERT S. BOSWELL                                                  March 12, 2001
     -------------------------------------------
                 (Robert S. Boswell)

                 WILLIAM L. BRITTON*
     -------------------------------------------
                (William L. Britton)

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                CORTLANDT S. DIETLER*
     -------------------------------------------
               (Cortlandt S. Dietler)

                   DOD A. FRASER*
     -------------------------------------------
                  (Dod. A. Fraser)

                  CANNON Y. HARVEY*
     -------------------------------------------
                 (Cannon Y. Harvey)

                 FORREST E. HOGLUND*
     -------------------------------------------
                (Forrest E. Hoglund)

                  STEVEN A. KAPLAN*
     -------------------------------------------
                 (Steven A. Kaplan)

                    JAMES H. LEE*
     -------------------------------------------
                   (James H. Lee)

                 J. J. SIMMONS, III*
     -------------------------------------------
                (J. J. Simmons, III)

                  CRAIG D. SLATER*
     -------------------------------------------
                  (Craig D. Slater)

                 MICHAEL B. YANNEY*
     -------------------------------------------
                 (Michael B. Yanney)

*By   /s/ NEWTON W. WILSON III                                                              March 12, 2001
      --------------------------------------
      Newton W. Wilson III
      (as attorney-in-fact for
      each of the persons indicated)