Form 10-K/A
period 2000-12-31
FOREST OIL CORP
filed 2001-04-02
CIK 38079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                   FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                         COMMISSION FILE NUMBER: 1-13515

                                   -----------

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

Common Stock, Par Value $.10 Per Share          New York Stock Exchange

                                   -----------

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

     There were 48,480,706 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 28, 2001.

     Document incorporated by reference: Proxy Statement of Forest Oil Corporation relative to the Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated into Part III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                TABLE OF CONTENTS




                                                                        PAGE NO.
                                                                        --------
                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    1


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

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

     (3) Exhibits--See Index of Exhibits for a list of those exhibits filed herewith, which index also includes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K. Forest shall, upon written request to the Corporate Secretary of Forest, addressed to Forest Oil Corporation, 1600 Broadway, Suite 2200, Denver, CO 80202, provide copies of each of the Exhibits listed in the Index of Exhibits.

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

** Exhibit 3(i)(d)  Certificate of Amendment of the Certificate of Incorporation
                    dated as of December 7, 2000.


** Exhibit 3(ii)    Restated By-Laws of Forest Oil Corporation dated as of
                    February 14, 2001.

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

** Exhibit 4.12     Credit Agreement, dated as of October 10, 2000, among Forest
                    Oil Corporation, the lenders party thereto, Bank of America,
                    N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S.
                    Documentation Agent, and The Chase Manhattan Bank, as Global
                    Administrative Agent.

** Exhibit 4.13     Mortgage, Deed of Trust, Assignment, Security Agreement,
                    Financing Statement and Fixture Filing from Forest Oil
                    Corporation to Robert C. Mertensotto, trustee, and Gregory
                    P. Williams, trustee (Utah), and The Chase Manhattan Bank, as Global Administrative Agent, dated as of December 7,
                    2000.

** Exhibit 4.14     Canadian Credit Agreement, dated as of October 10, 2000,
                    among Canadian Forest Oil Ltd., the subsidiary borrowers
                    from time to time parties thereto, the lenders party
                    thereto, Bank of Montreal, as Canadian Syndication Agent,
                    The Toronto-Dominion Bank, as Canadian Documentation Agent,
                    The Chase Manhattan Bank of Canada, as Canadian
                    Administrative Agent, and The Chase Manhattan Bank, as
                    Global Administrative Agent.

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

   Exhibit 10.8     Employment Agreement, dated as of February 15, 2000, between
                    Forcenergy Inc and Gary E. Carlson, incorporated herein by reference to Exhibit 10.8 to Form 8-K for Forcenergy Inc filed on February 16, 2000 (File No. 0-26444).

   Exhibit 10.9     Employment Agreement, dated as of February 15, 2000, between
                    Forcenergy Inc and Robert G. Gerdes, incorporated herein by reference to Exhibit 10.10 to Form 8-K for Forcenergy Inc filed on February 16, 2000 (File No. 0-26444).

*  Exhibit 10.10    Employment Agreement, dated as of April 3, 2000, between
                    Forcenergy Inc and Richard G. Zepernick, Jr.

** Exhibit 21       List of Subsidiaries of the Registrant.

** Exhibit 23       Consent of KPMG LLP

** Exhibit 24       Powers of Attorney of the following Officers and Directors:
                    Philip F. Anschutz, William L. Britton, Cortlandt S.
                    Dietler, Dod A. Fraser, Cannon Y. Harvey, Forrest E.
                    Hoglund, Stephen A. Kaplan, James H. Lee, J. J. Simmons,
                    III, Craig D. Slater, Michael B. Yanney.

-------------------

*    Filed herewith.

**   Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOREST OIL CORPORATION
                                        (Registrant)
Date: March 29, 2001                    By: /s/ Robert S. Boswell
                                            -----------------------------
                                                Robert S. Boswell
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signatures                       Title                        Date
      ----------                       -----                        ----

/s/ Robert S. Boswell         Chairman and Chief Executive       March 29, 2001
--------------------------    Officer (Principal Executive
(Robert S. Boswell)           Officer)


/s/ David H. Keyte            Executive Vice President and       March 29, 2001
--------------------------    Chief Financial Officer
(David H. Keyte)              (Principal Financial Officer)


/s/ Joan C. Sonnen            Vice President--Controller and     March 29, 2001
--------------------------    Chief Accounting Officer
(Joan C. Sonnen)              (Principal Accounting Officer)


/s/ Philip F. Anschutz *      Directors of the Registrant        March 29, 2001
--------------------------
(Philip F. Anschutz)


/s/ Robert S. Boswell                                            March 29, 2001
--------------------------
(Robert S. Boswell)


/s/ William L. Britton *                                         March 29, 2001
--------------------------
(William L. Britton)


/s/ Cortlandt S. Dietler *                                       March 29, 2001
--------------------------
(Cortlandt S. Dietler)


/s/ Dod. A. Fraser *                                             March 29, 2001
--------------------------
(Dod. A. Fraser)


/s/ Cannon Y. Harvey *                                           March 29, 2001
--------------------------
(Cannon Y. Harvey)


/s/ Forrest E. Hoglund *                                         March 29, 2001
--------------------------
(Forrest E. Hoglund)


/s/ Steven A. Kaplan *                                           March 29, 2001
--------------------------
(Steven A. Kaplan)

/s/ James H. Lee *                                               March 29, 2001
--------------------------
(James H. Lee)


/s/ J. J. Simmons, III *                                         March 29, 2001
--------------------------
(J. J. Simmons, III)


/s/ Craig D. Slater *                                            March 29, 2001
--------------------------
(Craig D. Slater)


/s/ Michael B. Yanney *                                          March 29, 2001
--------------------------
(Michael B. Yanney)


*By /s/ Newton W. Wilson III                                     March 29, 2001
   -------------------------
   Newton W. Wilson III
   (as attorney-in-fact for
   each of the persons indicated)