Form 10-Q
period 2001-03-31
FOREST OIL CORP
filed 2001-05-15
CIK 38079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

         Yes   X           No
             -----            -----

                                                                Number of Shares
                                                                   Outstanding
Title of Class of Common Stock                                   April 30, 2001
------------------------------                                 -----------------
Common Stock, Par Value $.10 Per Share                             48,402,760

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                              March 31,          December 31,
                                                                                2001                 2000
                                                                             -----------          -----------
                                                                           (In Thousands)
ASSETS
Current assets:


     Cash and cash equivalents                                               $    30,970               14,003
     Accounts receivable                                                         192,234              203,245
     Derivative instruments                                                        4,885                   --
     Other current assets                                                         37,807               21,580
                                                                             -----------          -----------

           Total current assets                                                  265,896              238,828

Net property and equipment, at cost                                            1,384,746            1,359,756

Deferred income taxes                                                             88,042              119,300

Goodwill and other intangible assets, net                                         18,000               19,412

Other assets                                                                      15,009               15,082
                                                                             -----------          -----------

                                                                             $ 1,771,693            1,752,378
                                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                        $   233,137              192,200
     Accrued interest                                                              3,670               11,436
     Derivative instruments                                                       28,345                   --
     Other current liabilities                                                    23,427               36,301
                                                                             -----------          -----------

           Total current liabilities                                             288,579              239,937

Long-term debt                                                                   514,587              622,234
Derivative instruments                                                             7,628                   --
Other liabilities                                                                 19,849               16,376
Deferred income taxes                                                             16,376               14,865

Shareholders' equity:
     Common stock                                                                  4,862                4,840
     Capital surplus                                                           1,144,366            1,139,136
     Accumulated deficit                                                        (188,282)            (269,567)
     Accumulated other comprehensive loss                                        (35,824)             (12,177)
     Treasury stock, at cost                                                        (448)              (3,266)
                                                                             -----------          -----------

           Total shareholders' equity                                            924,674              858,966
                                                                             -----------          -----------

                                                                             $ 1,771,693            1,752,378
                                                                             ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2001             2000
                                                                                     -----------      -----------
                                                                                    (In Thousands Except Production
                                                                                        and Per Share Amounts)
PRODUCTION

    Natural gas (mmcf)                                                                    27,761           26,757
                                                                                     ===========      ===========
    Oil, condensate and natural gas liquids (thousands of barrels)                         2,651            2,976
                                                                                     ===========      ===========

STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                                                       $   110,197           44,208
      Oil and gas sales:
        Gas                                                                              186,655           70,039
        Oil, condensate and natural gas liquids                                           71,096           62,737
                                                                                     -----------      -----------
             Total oil and gas sales                                                     257,751          132,776
                                                                                     -----------      -----------
                Total revenue                                                            367,948          176,984

    Operating expenses:
      Marketing and processing                                                           109,277           43,254
      Oil and gas production                                                              39,967           32,775
      General and administrative                                                           6,206            6,783
      Merger and seismic licensing expense                                                   500               --
      Depreciation and depletion                                                          56,625           49,738
                                                                                     -----------      -----------

                Total operating expenses                                                 212,575          132,550
                                                                                     -----------      -----------

    Earnings from operations                                                             155,373           44,434

    Other income and expense:
      Other (income) expense, net                                                          1,172           (1,277)
      Interest expense                                                                    13,464           14,396
      Translation loss on subordinated debt                                                9,696              713
      Gain on derivative instruments, net                                                 (5,221)              --
                                                                                     -----------      -----------

                Total other income and expense                                            19,111           13,832
                                                                                     -----------      -----------

    Earnings before income taxes                                                         136,262           30,602

    Income tax expense:
      Current                                                                             15,976              165
      Deferred                                                                            39,001            7,986
                                                                                     -----------      -----------
                                                                                          54,977            8,151
                                                                                     -----------      -----------
    Net earnings                                                                     $    81,285           22,451
                                                                                     ===========      ===========
    Earnings attributable to common stock                                            $    81,285           22,280
                                                                                     ===========      ===========
    Weighted average number of common shares outstanding                                  48,394           46,048
                                                                                     ===========      ===========
    Basic earnings per common share                                                  $      1.68              .48
                                                                                     ===========      ===========
    Diluted earnings per common share                                                $      1.60              .48
                                                                                     ===========      ===========

                See accompanying notes to condensed consolidated
                             financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  -----------      -----------
                                                                                         (In Thousands)
Cash flows from operating activities:
    Net earnings                                                                  $    81,285           22,451
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and depletion                                                    56,625           49,738
         Amortization of deferred debt costs                                              423              370
         Translation loss on subordinated debt                                          9,696              713
         Gain on derivative instruments, net                                           (5,221)              --
         Deferred income tax expense                                                   39,001            7,986
         Other, net                                                                       (64)             (68)
         Decrease (increase) in accounts receivable                                     8,487           (2,427)
         Increase in other current assets                                              (5,092)         (13,949)
         Increase (decrease) in accounts payable                                       60,062          (37,354)
         Decrease in accrued interest and other current liabilities                   (35,350)         (25,373)
                                                                                  -----------      -----------

                 Net cash provided by operating activities before
                    reorganization item                                               209,852            2,087

          Decrease in reorganization costs payable                                         --           (8,421)
                                                                                  -----------      -----------

                 Net cash provided (used) by operating activities after
                    reorganization                                                    209,852           (6,334)

Cash flows from investing activities:

    Capital expenditures for property and equipment                                  (113,241)         (73,044)
    Proceeds from sales of assets                                                      18,772            2,043
    Decrease (increase) in other assets, net                                             (125)             567
                                                                                  -----------      -----------

                 Net cash used by investing activities                                (94,594)         (70,434)

Cash flows from financing activities:

    Proceeds from bank borrowings                                                     103,000           44,806
    Repayments of bank borrowings                                                    (209,586)        (101,500)
    Proceeds from issuance of preferred stock                                              --           38,800
    Proceeds from the exercise of options and warrants                                  5,109              561
    Purchase of treasury stock                                                             --           (2,818)
    Increase (decrease) in other liabilities, net                                       3,469             (196)
                                                                                  -----------      -----------

                 Net cash used by financing activities                                (98,008)         (20,347)

Effect of exchange rate changes on cash                                                  (283)              (8)
                                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents                                   16,967          (97,123)

Cash and cash equivalents at beginning of period                                       14,003           99,661
                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                        $    30,970            2,538
                                                                                  ===========      ===========

Cash paid (refunded) during the period for:

    Interest                                                                      $    15,337           43,057
    Income taxes                                                                  $       135           (1,099)


                See accompanying notes to condensed consolidated
                              financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission.

     On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for all periods presented.

     The components of total comprehensive earnings for the periods consist of net earnings, foreign currency translation, changes in the unfunded pension liability, gains (losses) on derivative instruments and unrealized gains (losses) on securities available for sale and are as follows:


                                                                                    Three Months Ended
                                                                                ----------------------------
                                                                                 March 31,         March 31,
                                                                                   2001              2000
                                                                                -----------        ---------
                                                                                       (In Thousands)

               Net earnings                                                     $    81,285           22,451
               Other comprehensive net earnings (loss)                              (23,647)             240
                                                                                -----------        ---------


               Total comprehensive net earnings                                 $    57,638           22,691
                                                                                ===========        =========




(2)  NET PROPERTY AND EQUIPMENT

     Components of net property and equipment are as follows:


                                                                                March 31,        December 31,
                                                                                   2001              2000
                                                                                -----------        ---------
                                                                                       (In Thousands)

               Oil and gas properties                                           $ 3,094,354        3,020,778
               Buildings, transportation and
                 other equipment                                                     22,083           21,399
                                                                                -----------        ---------
                                                                                  3,116,437        3,042,177
               Less accumulated depreciation,
                 depletion and valuation allowance                               (1,731,691)      (1,682,421)
                                                                                -----------        ---------
                                                                                $ 1,384,746        1,359,756
                                                                                ===========        =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:


                                                                                 March 31,       December 31,
                                                                                   2001              2000
                                                                                -----------        ---------
                                                                                       (In Thousands)

               Goodwill                                                         $    14,534           15,295
               Gas marketing contracts                                               12,680           13,344
                                                                                -----------        ---------


                                                                                     27,214           28,639
               Less accumulated amortization                                         (9,214)          (9,227)
                                                                                -----------        ---------


                                                                                $    18,000           19,412
                                                                                ===========        =========


     Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(4)  LONG-TERM DEBT

     Components of long-term debt are as follows:


                                                                                 March 31,       December 31,
                                                                                   2001              2000
                                                                                -----------        ---------
                                                                                       (In Thousands)

               Global Credit Facility:
                   U.S. borrowings                                              $   226,000          305,000
                   Canadian borrowings                                                   --           28,690
               83/4% Senior Subordinated Notes                                      192,383          192,382
               101/2% Senior Subordinated Notes                                      96,204           96,162
                                                                                -----------        ---------


                                                                                $   514,587          622,234
                                                                                ===========        =========



     The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 2001, Forest reported a noncash translation loss of approximately $9,696,000 in the first quarter of 2001 and $713,000 in the first quarter of 2000.

(5)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings attributable to common stock represents net earnings less preferred stock dividends of $171,000 in 2000.

     Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings before extraordinary items.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(5)  EARNINGS PER SHARE, CONTINUED

     The following sets forth the calculation of basic and diluted earnings per share:

                                                                                                  Three months ended March 31,
                                                                                                  -----------------------------
                                                                                                    2001 (1)          2000 (2)
                                                                                                  -----------        ----------
                                                                                                       (In Thousands Except
                                                                                                         Per Share Amounts)

     Net earnings available to common shareholders                                                $    81,285            22,280

     Weighted average common shares outstanding
          during the period                                                                            48,394            46,048
            Add dilutive effects of employee stock options                                              1,163               133
            Add dilutive effects of warrants                                                            1,244                --
                                                                                                  -----------        ----------


     Weighted average common shares outstanding
          including the effects of dilutive securities                                                 50,801            46,181
                                                                                                  ===========        ==========


     Basic earnings per share                                                                     $      1.68               .48
                                                                                                  ===========        ==========


     Diluted earnings per share                                                                   $      1.60               .48
                                                                                                  ===========        ==========


(1) At March 31, 2001, options to purchase 214,750 shares of common stock at prices ranging from $35.00 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2008.

(2) At March 31, 2000, options to purchase 1,253,000 shares of common stock at prices ranging from $18.62 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2000 through 2010.

     At March 31, 2000, options to purchase 585,651 shares of common stock under the Forcenergy 1999 Stock Option Plan were outstanding but were not included in the computation of diluted earnings per share because the exercise price of these options were greater than the average market price of Forcenergy common stock (as adjusted for the exchange and 1-for-2 reverse stock split). These options expire at various dates from 2001 through 2010.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

(6) FINANCIAL INSTRUMENTS

Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage the exposure to commodity price risk. Through December 31, 2000, gains and losses from these financial instruments have been recognized in revenues in the periods to which the derivative financial instruments relate.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measurement of those instruments as fair value. The accounting treatment of the changes in fair value is dependent on whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.

Adoption of SFAS No. 133 at January 1, 2001 resulted in the recognition of a liability of approximately $52,700,000 (of which $10,900,000 was classified as current) and a deferred tax asset of approximately $20,000,000 (of which $4,200,000 was classified as current) and a corresponding reduction in other comprehensive income of approximately $32,700,000. The cumulative effect of the accounting change did not have any effect on the Company's net earnings or earnings per share. Amounts were determined as of January 1, 2001 based on estimated market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. Forest enters into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of April 30, 2001, Forest had the following swaps in place:

                                   Natural Gas                              Oil
                          ----------------------------          ---------------------------
                                            Average                               Average
                          BBTU's          Hedged Price          Barrels        Hedged Price
                          per Day          per MMBTU            per Day          per BBL
                          -------         ------------          -------       -------------
2001                       21.6                 $2.40            3,171          $27.19
2002                       16.7                 $2.48                -              $-

Forest also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of April 30, 2001, the Company had the following collars in place:

                                              Natural Gas
                       ---------------------------------------------------------
                       Average Floor       Average Ceiling
                           Price                Price
                         per MMBTU            per MMBTU           BBTU's Per Day
                         ---------            ---------           --------------
2001                       $4.65               $6.48                 115.6
2002                       $4.00               $8.05                 2.5

                                                  Oil
                       ---------------------------------------------------------
                       Average Floor       Average Ceiling
                           Price                Price
                          per BBL              per BBL           Barrels Per Day
                          -------              -------           ---------------
2001                       $25.43              $30.26                9,329

The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At April 30, 2001 there were basis swaps in place with weighted average volumes of 146,615 MMBTU's per day in 2001.

The Company periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and adjusts this percentage based on assessment of market conditions and the availability of hedging arrangements that meet the Company's criteria. Hedging arrangements covered 45% and 43% of Forest's consolidated production, on an equivalent basis, during the quarters ended March 31, 2001 and 2000, respectively.

As discussed in Note 1, on January 1, 2001, the Company began accounting for the energy swaps and collars, in accordance with SFAS No. 133. All of Forest's energy swap and collar agreements and a portion of Forest's basis swaps in place at January 1, 2001 have been designated as cash flow hedges. As a result, changes in the fair value of the cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of basis swaps not designated as cash flow hedges are recognized in other income. The change in fair value of derivative financial instruments included in other comprehensive income during the three months ended March 31, 2001 was $16,442,000. The change in the time value of options and the ineffective portion of derivative financial instruments qualifying as cash flow hedges, totaling 3,144,000, were included in other income during the three months ended March 31, 2001. Also included in other income during the three months ended March 31, 2001 are net gains of $1,659,000 on basis swaps and other instruments not designated as cash flow hedges.

The Company expects to transfer approximately $23,460,000 of the balance in accumulated other comprehensive income to earnings when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by November 2002.

(7)  BUSINESS AND GEOGRAPHICAL SEGMENTS

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


THREE MONTHS ENDED MARCH 31, 2001

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -----------------     Western               Total                          Processing    Total
                                   Offshore    Onshore    Region     Alaska      U.s.      Canada      Total     Canada     Company
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (In Thousands)
Revenue                            $ 165,591     24,660     28,701     19,069    238,021     19,951    257,972    109,976    367,948

Marketing and processing expense          --        194         --         --        194         --        194    109,083    109,277
Oil and gas production expense        18,306      5,285      5,673      6,509     35,773      4,194     39,967         --     39,967
General and administrative expense     2,440        679        833      1,005      4,957        870      5,827        379      6,206
Depreciation and depletion expense    37,762      4,908      4,302      3,817     50,789      4,495     55,284        471     55,755
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings from operations           $ 107,083     13,594     17,893      7,738    146,308     10,392    156,700         43    156,743
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========
Capital expenditures               $  54,534      3,582      4,269     17,389     79,774     18,105     97,879         --     97,879
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========
Property and equipment, net        $ 526,328    255,583    194,170    147,546  1,123,627    205,798  1,329,425         --  1,329,425
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========

Information for Forest's reportable segments relates to the Company's March 31, 2001 consolidated totals as follows:


                                                                                                       (In Thousands)
                                                                                                       --------------

               EARNINGS BEFORE INCOME TAXES:

               Earnings from operations for reportable segments                                          $   156,743
               Administrative asset depreciation                                                                (870)
               Other income (expense), net                                                                    (1,172)
               Merger and seismic licensing expense                                                             (500)
               Interest expense                                                                              (13,464)
               Translation loss on subordinated debt                                                          (9,696)
               Gain on accounting for derivatives                                                              5,221
                                                                                                         -----------
               Earnings before income taxes                                                              $   136,262
                                                                                                         ===========
               CAPITAL EXPENDITURES:

               Reportable segments                                                                       $    97,879
               International interests                                                                        14,523
               Administrative assets and other                                                                   839
                                                                                                         -----------
               Total capital expenditures                                                                $   113,241
                                                                                                         ===========
               PROPERTY AND EQUIPMENT, NET:

               Reportable segments                                                                       $ 1,329,425
               International interests                                                                        46,894
               Administrative assets, net and other                                                            8,427
                                                                                                         -----------
               Total property and equipment, net                                                         $ 1,384,746
                                                                                                         ===========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(7)  BUSINESS AND GEOGRAPHICAL SEGMENTS, CONTINUED

THREE MONTHS ENDED MARCH 31, 2000

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -----------------     Western               Total                          Processing    Total
                                   Offshore    Onshore    Region     Alaska      U.s.      Canada      Total     Canada     Company
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (In Thousands)

Revenue                            $  71,384     12,135     19,681     16,101    119,301     13,683    132,984     44,000    176,984
Marketing and processing expense          --        206         --         --        206         --        206     43,048     43,254
Oil and gas production expense        14,369      3,360      7,003      5,301     30,033      2,742     32,775         --     32,775
General and administrative expense     2,813        913      1,034        604      5,364      1,039      6,403        380      6,783
Depreciation and depletion expense    27,959      5,339      6,209      5,170     44,677      4,215     48,892        500     49,392
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Earnings from operations           $  26,243      2,317      5,435      5,026     39,021      5,687     44,708         72     44,780
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========

Capital expenditures               $  39,428      2,214      4,000      9,057     54,699     15,808     70,507         --     70,507
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========

Property and equipment, net        $ 431,660    273,831    205,052    100,787  1,011,330    188,268  1,199,598         --  1,199,598
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========


Information for Forest's reportable segments relates to the Company's March 31, 2000 consolidated totals as follows:



                                                                                                       (In Thousands)
                                                                                                       --------------
               EARNINGS BEFORE INCOME TAXES:
               Earnings from operations for reportable segments                                          $    44,780
               Administrative asset depreciation                                                                (346)
               Other income, net                                                                               1,277
               Interest expense                                                                              (14,396)
               Translation loss on subordinated debt                                                            (713)
                                                                                                         -----------
               Earnings before income taxes                                                              $    30,602
                                                                                                         ===========

               CAPITAL EXPENDITURES:

               Reportable segments                                                                       $    70,507
               International interests                                                                         2,250
               Administrative assets and other                                                                   287
                                                                                                         -----------
               Total capital expenditures                                                                $    73,044
                                                                                                         ===========
               PROPERTY AND EQUIPMENT, NET:

               Reportable segments                                                                       $ 1,199,598
               International interests                                                                        24,265
               Administrative assets, net and other                                                            7,362
                                                                                                         -----------
               Total property and equipment, net                                                         $ 1,231,225
                                                                                                         ===========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)  SUPPLEMENTAL GUARANTOR INFORMATION

     Canadian Forest is the issuer of the 8 3/4% Notes (see Note 4). The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

     The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and March 31, 2000. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2001


                                                                        Canadian        Producers                      Consolidated
                                                    Forest Oil          Forest Oil      Marketing        Eliminating     Forest Oil
                                                    Corporation           Ltd.             Ltd.            Entries      Corporation
                                                    -----------         --------        ---------        -----------   ------------
                                                                                       (In Thousands)
ASSETS
Current assets:

     Cash and cash equivalents                      $   30,562              302              106                --           30,970
     Accounts receivable                               142,877           11,218           38,129                --          192,224
     Derivative instruments                              4,885               --               --                --            4,885
     Other current assets                               36,446            1,149              222                --           37,817
                                                    ----------          -------           ------           -------        ---------
         Total current assets                          214,770           12,669           38,457                --          265,896
Net property and equipment,
   at cost, full cost method                         1,183,619          201,083               44                --        1,384,746

Deferred income taxes                                   88,042               --               --                --           88,042

Goodwill and other intangible
   assets, net                                              --               --           18,000                --           18,000

Intercompany investments                                73,680           25,715               --           (99,395)              --

Other assets                                            12,282            2,727               --                --           15,009
                                                    ----------          -------           ------           -------        ---------
                                                    $1,572,393          242,194           56,501           (99,395)       1,771,693
                                                    ==========          =======           ======           =======        =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                               $   181,637           16,036           35,464               --          233,137
     Accrued interest                                     3,141              529               --               --            3,670
     Derivative instruments                              28,345               --               --               --           28,345
     Other current liabilities                           22,893              534               --               --           23,427
                                                    -----------         --------          -------          -------        ---------
         Total current liabilities                      236,016           17,099           35,464               --          288,579

Long-term debt                                          322,204          192,383               --               --          514,587
Derivative instruments                                    7,628               --               --               --            7,628
Other liabilities                                        19,938              (89)              --               --           19,849
Deferred income taxes                                        --           26,957          (10,581)              --           16,376

Shareholders' equity:
     Common stock                                         4,862           73,682           25,265          (98,947)           4,862
     Capital surplus                                  1,144,366               --               --               --        1,144,366
     Accumulated deficit                               (132,155)         (66,756)          10,629               --         (188,282)
     Accumulated other
       comprehensive loss                               (30,466)          (1,082)          (4,276)              --          (35,824)
     Treasury stock, at cost                                 --               --               --             (448)            (448)
                                                    -----------         --------          -------          -------        ---------


         Total shareholders' equity                     986,607            5,844           31,618          (99,395)         924,674
                                                    -----------         --------          -------          -------        ---------


                                                    $ 1,572,393          242,194           56,501          (99,395)       1,771,693
                                                    ===========          =======           ======          =======        =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001


                                                                                 Canadian       Producers      Consolidated
                                                                Forest Oil      Forest Oil       Marketing      Forest Oil
                                                               Corporation          Ltd.            Ltd.        Corporation
                                                               ----------       ----------      ----------      -----------

                                                                                     (In Thousands)

Revenue:
     Marketing and processing                                   $     221              --         109,976         110,197
     Oil and gas sales:
         Gas                                                      176,130          10,525              --         186,655
         Oil, condensate and
           natural gas liquids                                     61,691           9,405              --          71,096
                                                                ---------         -------         -------         -------
     Total oil and gas sales                                      237,821          19,930              --         257,751
                                                                ---------         -------         -------         -------
         Total revenue                                            238,042          19,930         109,976         367,948

Expenses:
     Marketing and processing                                         194              --         109,083         109,277
     Oil and gas production                                        35,773           4,194              --          39,967
     General and administrative                                     4,957             870             379           6,206
     Merger and seismic licensing expense                             500              --              --             500
     Depreciation and depletion                                    51,125           5,029             471          56,625
                                                                ---------         -------         -------         -------
         Total operating expenses                                  92,549          10,093         109,933         212,575
                                                                ---------         -------         -------         -------
Earnings from operations                                          145,493           9,837              43         155,373

Other income and expense:
     Other (income) expense, net                                      973             239             (40)          1,172
     Interest expense                                               8,660           4,804              --          13,464
     Translation loss on subordinated debt                             --           9,696              --           9,696
     Gain on derivative instruments, net                           (5,221)             --              --          (5,221)
                                                                ---------         -------         -------         -------
         Total other income and
           expense                                                  4,412          14,739             (40)         19,111
                                                                ---------         -------         -------         -------
Earnings (loss) before income taxes
   and extraordinary item                                         141,081          (4,902)             83         136,262

Income tax expense:
     Current                                                       15,915              50              11          15,976
     Deferred                                                      36,673           2,038             290          39,001
                                                                ---------         -------         -------         -------
                                                                   52,588           2,088             301          54,977
                                                                ---------         -------         -------         -------
Net earnings (loss)                                             $  88,493          (6,990)           (218)         81,285
                                                                =========         =======         =======         =======

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001


                                                                                 Canadian       Producers      Consolidated
                                                                Forest Oil      Forest Oil       Marketing      Forest Oil
                                                               Corporation          Ltd.            Ltd.        Corporation
                                                               ----------       ----------      ----------      -----------

                                                                                     (In Thousands)
Cash flow from operating activities:
Net earnings (loss)                                             $  88,493          (6,990)           (218)         81,285
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and depletion                                    51,125           5,029             471          56,625
     Amortization of deferred debt costs                              308             115              --             423
     Translation loss on subordinated notes                            --           9,696              --           9,696
     Gain on derivative instruments, net                           (5,221)             --              --          (5,221)
     Deferred income tax expense                                   36,673           2,038             290          39,001
     Other, net                                                       (56)             (5)             (3)            (64)
     Decrease (increase) in accounts receivable                      (984)         (4,178)         13,649           8,487
     Decrease (increase) in other current assets                   (4,789)           (489)            186          (5,092)
     Increase (decrease) in accounts payable                       58,688          15,529         (14,155)         60,062
     Increase (decrease) in accrued interest
     and other current liabilities                                (15,801)        (19,551)              2         (35,350)
                                                                ---------         -------          ------          ------
         Net cash provided by operating activities                208,436           1,194             222         209,852

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                                  (95,089)        (18,152)             --        (113,241)
     Proceeds from sale of assets                                  18,772              --              --          18,772
     Increase in other assets, net                                   (123)             (2)             --            (125)
                                                                ---------         -------          ------          ------
         Net cash used by investing activities                    (76,440)        (18,154)             --         (94,594)

Cash flows from financing activities:
     Proceeds from bank borrowings                                103,000              --              --         103,000
     Repayments of bank borrowings                               (182,000)        (27,586)             --        (209,586)
     Proceeds from the exercise of options and
       warrants                                                     5,109              --              --           5,109
     Increase (decrease) in other liabilities, net                  3,480             (11)             --           3,469
                                                                ---------         -------          ------          ------
         Net cash used by financing activities                    (70,411)        (27,597)             --         (98,008)

Intercompany advances, net                                        (45,840)         45,840              --              --
Effect of exchange rate changes on cash                                39            (322)             --            (283)
                                                                ---------         -------          ------          ------
Net increase in cash and cash equivalents                          15,784             961             222          16,967
Cash and cash equivalents at beginning of year                     14,778            (659)           (116)         14,003
                                                                ---------         -------          ------          ------
Cash and cash equivalents at end of year                        $  30,562             302             106          30,970
                                                                =========         =======          ======          ======

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2000


                                                                        Canadian        Producers                      Consolidated
                                                    Forest Oil           Forest Oil     Marketing        Eliminating     Forest Oil
                                                    Corporation           Ltd.             Ltd.            Entries      Corporation
                                                    -----------         --------          -------          -------      -----------
                                                                                       (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                      $    14,778             (659)            (116)              --           14,003
     Accounts receivable                                141,932            7,349           53,964               --          203,245
     Other current assets                                20,039            1,106              435               --           21,580
                                                    -----------         --------          -------          -------        ---------
         Total current assets                           176,749            7,796           54,283               --          238,828

Net property and equipment,
   at cost, full cost method                          1,161,420          198,276               60               --        1,359,756
Deferred income taxes                                   119,300               --               --               --          119,300
Goodwill and other intangible
   assets, net                                               --               --             19,412             --           19,412
Intercompany investments                                 27,840           25,713               --            (53,553)            --
Other assets                                             12,096            2,986               --               --           15,082
                                                    -----------         --------          -------          -------        ---------
                                                    $ 1,497,405          234,771           73,755          (53,553)       1,752,378
                                                    ===========          =======           ======          =======        =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $   123,944           16,569           51,687               --          192,200
     Accrued interest                                     6,393            5,043               --               --           11,436
     Other current liabilities                           35,443              852                6               --           36,301
                                                    -----------         --------          -------          -------        ---------
         Total current liabilities                      165,780           22,464           51,693               --          239,937

Long-term debt                                          401,162          221,072               --               --          622,234
Other liabilities                                        16,458              (82)              --               --           16,376
Deferred income taxes                                        --             26,300          (11,435)            --           14,865

Shareholders' equity
     Common stock                                         4,840           27,840           25,265          (53,105)           4,840
     Capital surplus                                  1,139,136               --               --               --        1,139,136
     Accumulated deficit                               (220,648)         (59,766)          10,847               --         (269,567)
     Accumulated other
       comprehensive loss                                (6,505)          (3,057)          (2,615)              --          (12,177)
     Treasury stock, at cost                             (2,818)              --               --             (448)          (3,266)
                                                    -----------         --------          -------          -------        ---------
         Total shareholders' equity                     914,005          (34,983)          33,497          (53,553)         858,966
                                                    -----------         --------          -------          -------        ---------


                                                    $ 1,497,405          234,771           73,755          (53,553)       1,752,378
                                                    ===========          =======           ======          =======        =========

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)      SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000


                                                                        Canadian        Producers                      Consolidated
                                                    Forest Oil           Forest Oil     Marketing        Eliminating     Forest Oil
                                                    Corporation           Ltd.             Ltd.            Entries      Corporation
                                                    -----------         --------          -------          -------      -----------
                                                                                       (In Thousands)
Revenue:
     Marketing and processing                        $     414              --          43,794              --          44,208
     Oil and gas sales:
         Gas                                            64,217           4,828             994              --          70,039
         Oil, condensate and
           natural gas liquids                          54,210           8,527              --              --          62,737
                                                     ---------         -------          ------         -------          ------
     Total oil and gas sales                           118,427          13,355             994              --         132,776
                                                     ---------         -------          ------         -------          ------
         Total revenue                                 118,841          13,355          44,788              --         176,984

Expenses:
     Marketing and processing                              206              --          43,048              --          43,254
     Oil and gas production                             30,033           2,666              76              --          32,775
     General and administrative                          5,364           1,039             380              --           6,783
     Depreciation and depletion                         44,962           3,948             828              --          49,738
                                                     ---------         -------          ------         -------          ------
         Total operating expenses                       80,565           7,653          44,332              --         132,550
                                                     ---------         -------          ------         -------          ------

Earnings from operations                                38,276           5,702             456              --          44,434

Other income and expense:
     Other (income) expense, net                        (1,257)         (5,591)          5,230             341          (1,277)
     Interest expense                                    9,250           5,146             341            (341)         14,396
     Translation loss on
       subordinated debt                                    --             713              --              --             713
                                                     ---------         -------          ------         -------          ------
         Total other income and
           expense                                       7,993             268           5,571              --          13,832
                                                     ---------         -------          ------         -------          ------

Earnings (loss) before income taxes                     30,283           5,434          (5,115)             --          30,602

Income tax expense (benefit):
     Current                                                --             137              28              --             165
     Deferred                                            7,685          19,584         (19,283)             --           7,986
                                                     ---------         -------          ------         -------          ------
                                                         7,685          19,721         (19,255)             --           8,151
                                                     ---------         -------          ------         -------          ------
Net earnings (loss)                                  $  22,598         (14,287)         14,140              --          22,451
                                                     =========         =======          ======         =======         =======
Earnings attributable to common stock                $  22,427         (14,287)         14,140              --          22,280
                                                     =========         =======          ======         =======         =======

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


(8)  SUPPLEMENTAL GUARANTOR INFORMATION, CONTINUED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000


                                                                                 Canadian       Producers      Consolidated
                                                                Forest Oil      Forest Oil       Marketing      Forest Oil
                                                               Corporation          Ltd.            Ltd.        Corporation
                                                               ----------       ----------      ----------      -----------
                                                                                    (In Thousands)
Cash flow from operating activities:
Net earnings (loss)                                             $  22,598         (14,287)         14,140          22,451
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                                    44,962           3,948             828          49,738
     Amortization of deferred debt costs                              268             102              --             370
     Translation loss on subordinated notes                            --             713              --             713
     Deferred income tax expense (benefit)                          7,685          19,584         (19,283)          7,986
     Other, net                                                      (196)            130              (2)            (68)
     Decrease (increase) in accounts receivable                     2,483          (5,352)            442          (2,427)
     Decrease (increase) in other current assets                  (14,221)            287             (15)        (13,949)
     Increase (decrease) in accounts payable                      (38,666)           (990)          2,302         (37,354)
     Decrease in accrued interest and other
       current liabilities                                        (20,587)         (4,786)             --         (25,373)
                                                                ---------         -------          ------          ------
         Net cash provided (used) by operating
           activities before reorganization item                    4,326            (651)         (1,588)          2,087

     Decrease in reorganization costs payable                      (8,421)             --              --          (8,421)
                                                                ---------         -------          ------          ------
     Net cash used by operating activities
       after reorganization item                                   (4,095)           (651)         (1,588)         (6,334)

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                                  (57,185)        (15,859)             --         (73,044)
     Proceeds from sale of assets                                     622           1,421              --           2,043
     Increase in other assets, net                                    567              --              --             567
                                                                ---------         -------          ------          ------
         Net cash used by investing activities                    (55,996)        (14,438)             --         (70,434)

Cash flows from financing activities:

     Proceeds from bank borrowings                                 37,900           6,906              --          44,806
     Repayments of bank borrowings                               (101,500)             --              --        (101,500)
     Proceeds from issuance of preferred stock                     38,800              --              --          38,800
     Proceeds from exercise of options                                561              --              --             561
     Purchase of treasury stock                                    (2,818)             --              --          (2,818)
     Decrease in other liabilities, net                              (105)            (91)             --            (196)
                                                                ---------         -------          ------          ------
         Net cash provided (used) by financing
           activities                                             (27,162)          6,815              --         (20,347)

Intercompany advances, net                                         (9,797)          8,025           1,772              --

Effect of exchange rate changes on cash                                (7)             (1)             --              (8)
                                                                ---------         -------          ------          ------
Net increase (decrease) in cash and cash equivalents              (97,057)           (250)            184         (97,123)

Cash and cash equivalents at beginning of year                    100,136            (343)           (132)         99,661
                                                                ---------         -------          ------          ------
Cash and cash equivalents at end of year                        $   3,079            (593)             52           2,538
                                                                =========         =======          ======          ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

     On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for all periods presented.

FORWARD-LOOKING STATEMENTS

     Certain of the statements set forth in this Form 10-Q, such as the statements regarding planned capital expenditures and the availability of capital resources to fund capital expenditures, are forward-looking and are based on our current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the actual results and plans for 2001 and beyond could differ materially from those expressed in the forward-looking statements. For a description of risks affecting Forest's business, see "Item 1 - Business - Forward-Looking Statements and Risk Factors" in our 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF 2001

     Net earnings for the first quarter of 2001 were $81,285,000 compared to $22,451,000 in the corresponding period of 2000. Adjusted for unusual or non-recurring items, earning were $88,054,000 in 2001 compared to $23,164,000 in 2000. Items excluded from the computation consist of merger-related expenses of $310,000 (net of tax) in 2001, noncash foreign currency translation losses of $9,696,000 in 2001 and $713,000 in 2000, and a noncash gain on accounting for derivatives of $3,237,000 (net of tax) in 2001. The increase in earnings is due primarily to higher oil and gas prices.

     Marketing and processing revenue increased by 149% to $110,197,000 in the first quarter of 2001 from $44,208,000 in the first quarter of 2000, and the related marketing and processing expense increased by 153% to $109,277,000 in the first quarter of 2001 from $43,254,000 in the corresponding period of 2000. The gross margin for marketing and processing activities decreased to $920,000 in the first quarter of 2001 from $954,000 in the first quarter of 2000. The decrease in the margin is due primarily to lower processing income in the United States.

     Oil and gas sales revenue increased by 94% in the first quarter of 2001 from $132,776,000 in the first quarter of 2000. The average sales prices received for natural gas and liquids in the first quarter of 2001 increased 156% and 27%, respectively, compared to the prices received in the first quarter of 2000. Production volumes on an MMCFE basis were 2% lower in the first quarter of 2001 compared to the first quarter of 2000.

     Oil and gas production expense increased by 22% to $39,967,000 in the first quarter of 2001 from $32,775,000 in the first quarter of 2000. On an MCFE basis, production expense was $.92 per MCFE in the first quarter of 2001 compared to $.73 per MCFE in the first quarter of 2000. The increase in the per-unit rate was due to increased service and transportation costs, and higher than anticipated charges for operating costs related to prior periods.

     Production volumes, weighted average sales prices and production expenses for the three months ended March 31, 2001 and 2000 for Forest and its subsidiaries were as follows:


                                                                                            Three Months Ended March 31,
                                                                                           ------------------------------
                                                                                               2001                2000
                                                                                           ------------            ------
          NATURAL GAS
               Production (MMCFE)                                                                27,761            26,757

               Sales price received (per MCF)                                              $       6.99              2.53
               Effects of energy swaps and collars (per MCF) (1)                                   (.27)              .09
                                                                                           ------------            ------
               Average sales price (per MCF)                                               $       6.72              2.62

          LIQUIDS
          Oil and condensate:

               Production (MBBLS)                                                                 2,347             2,596
               Sales price received (per BBL)                                              $      27.33             26.95
               Effects of energy swaps and collars (per BBL) (1)                                   (.26)            (5.06)
                                                                                           ------------            ------
               Average sales price (per BBL)                                               $      27.07             21.89

          Natural gas liquids:
               Production (MBBLS)                                                                   304               380
               Average sales price (per BBL)                                               $      24.93             16.23
               Total liquids production (MBBLS)                                                   2,651             2,976
               Average sales price (per BBL)                                               $      26.82             21.08

          TOTAL PRODUCTION
          Production volumes (MMCFE)                                                             43,667            44,613
          Average sales price (per MCFE)                                                   $       5.91              2.97
          Operating expense (per MCFE)                                                             (.92)             (.73)
                                                                                           ------------            ------
          Netback (per MCFE)                                                               $       4.99              2.24
                                                                                           ============            ======


(1) Energy swaps and collars were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 14,231 MMCF and 9,269 MMCF in 2001 and 2000, respectively. Hedged oil and condensate volumes were 925,000 barrels and 1,623,500 barrels in 2001 and 2000, respectively. The aggregate net losses under energy swap agreements were $8,238,000 and $10,760,000, respectively, for the three months ended March 31, 2001 and 2000 and were accounted for as reductions to oil and gas sales.

     General and administrative expense decreased 9% to $6,206,000 in the first quarter of 2001 compared to $6,783,000 in the first quarter of 2000. General and administrative expense was $.14 per MCFE and $.15 per MCFE for the first quarters of 2001 and 2000, respectively. Operating synergies associated with the merger with Forcenergy Inc contributed to a $.03 per MCFE decrease in the per-unit rate. In the 2000 period, an insurance dividend reduced general and administrative expense by $.02 per MCFE. Total overhead costs (capitalized and expensed general and administrative costs) decreased 8% to $10,897,000 in the first quarter of 2001 compared to $11,807,000 in the first quarter of 2000.

The following table summarizes total overhead costs incurred during the periods:

                                                                                             Three Months Ended March 31,
                                                                                             -----------------------------
                                                                                              2001                   2000
                                                                                             -------                ------
                                                                                                     (In Thousands)
          Overhead costs capitalized                                                         $ 4,691                 5,024
          General and administrative costs
               expensed (1)                                                                    6,206                 6,783
                                                                                             -------                ------
               Total overhead costs                                                          $10,897                11,807
                                                                                             =======                ======


(1) Includes $471,000 and $380,000 related to marketing and processing operations for the three months ended March 31, 2001 and 2000, respectively.

     Depreciation and depletion expense increased 14% to $56,625,000 in the first quarter of 2001 from $49,738,000 in the first quarter of 2000. The depletion rate increased to $1.28 per MCFE in the first quarter of 2001 compared to $1.10 per MCFE in the first quarter of 2000, due primarily to increasing capital costs and anticipated future development costs in the current inflationary environment for oilfield services.

     Other expense of $1,172,000 in the first quarter of 2001 was due primarily to higher franchise taxes. Other income of $1,277,000 in the first quarter of 2000 was due primarily to interest income and equity income from a pipeline affiliate of Forcenergy Inc.

     Interest expense of $13,464,000 in the first quarter of 2001 decreased $932,000 or 6% compared to the first quarter of 2000, due primarily to lower bank debt balances, as well as lower interest rates on variable rate debt.

     There was a gain on derivative instruments of $5,221,000 in the first quarter of 2001 recorded under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was adopted on January 1, 2001. The gain on derivative instruments includes the change in the time value of options and the ineffective portion of derivatives, along with changes in the fair value of derivatives that are not considered hedges.

     Foreign currency translation losses were $9,696,000 in the first quarter of 2001 and $713,000 in the first quarter of 2000. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6340 per $1.00 U.S. at March 31, 2001 compared to $.6672 at December 31, 2000. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

     Income tax expense of $54,977,000 was recognized in the first quarter of 2001 compared to income tax expense of $8,151,000 in the first quarter of 2000. The increase is attributable primarily to increased profitability and to the recognition in the fourth quarter of 2000 of the future income tax benefit of previously unrecognized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Forest has historically addressed its long-term liquidity needs through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production will significantly impact future operating cash flows. No prediction can be made as to the prices we receive for our future oil and gas production.

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

     BANK CREDIT FACILITIES. Forest and its subsidiaries, Canadian Forest and ProMark, have a $600,000,000 global credit facility through a syndicate of banks led by The Chase Manhattan Bank and The Chase Manhattan Bank of Canada. The current global credit facility commitments and borrowing limits in the United States and Canada are $500,000,000 and $100,000,000, respectively. If Forest's bank credit facility rating is downgraded, the ability to borrow under the global credit facility would be limited to a borrowing base that would be re-determined semi-annually. Funds borrowed under the global credit facility can be used for general corporate purposes. Under the terms of the global credit facility, Forest and its restricted subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities.

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

     At March 31, 2001, the outstanding borrowings under the global credit facility were $226,000,000 in the United States. There were no outstanding borrowings in Canada. At April 30, 2001, the outstanding borrowings were $236,000,000 in the United States, with an average effective interest rate of 7.09%. At April 30, 2001, Forest had also used the global credit facility for letters of credit in the amount of $5,521,000 in the United States and $1,980,000 CDN in Canada.

     WORKING CAPITAL. Forest had a working capital deficit of approximately $22,683,000 at March 31, 2001 compared to a deficit of approximately $1,109,000 at December 31, 2000. The decrease in working capital is due primarily to increased exploration and development activities. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

     CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $209,852,000 in the first quarter of 2001 compared to net cash used of $6,334,000 in the first quarter of 2000. The 2001 period included higher production revenue due primarily to higher oil and gas prices. The 2000 period included cash payments of $51,200,000 to secured creditors and others associated with the implementation of Forcenergy's Plan of Reorganization. Cash used for investing activities in the first quarter of 2001 was $94,594,000 compared to $70,434,000 in the 2000 period. The increase in cash used was due primarily to increased exploration and development activities. Net cash used by financing activities in the first quarter of 2001 was $98,008,000 compared to $20,347,000 in the first quarter of 2000. The 2001 period included net repayments of bank borrowings of $106,586,000. The 2000 period included net repayments of bank borrowings of $56,694,000 and net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock.

     CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first three months of 2001 and 2000 were as follows:


                                                                                             Three Months Ended March 31,
                                                                                         ---------------------------------
                                                                                            2001                     2000
                                                                                          --------                  ------
                                                                                                    (In Thousands)
          Property acquisition costs:
               Proved properties                                                          $    710                     290
               Undeveloped properties                                                           96                      --
                                                                                          --------                  ------
                                                                                               806                     290

          Exploration costs:
               Direct costs                                                                 58,441                  31,843
               Overhead capitalized                                                          2,210                   2,437
                                                                                          --------                  ------
                                                                                            60,651                  34,280
          Development costs:
               Direct costs                                                                 48,463                  35,534
               Overhead capitalized                                                          2,481                   2,587
                                                                                          --------                  ------
                                                                                            50,944                  38,121
                                                                                          --------                  ------
                                                                                          $112,401                  72,691
                                                                                          ========                  ======


     Forest's anticipated capital expenditures for exploration and development in 2001 are approximately $470,000,000. We intend to meet our 2001 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

     In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

     STOCK PURCHASE PROGRAMS. In March 2001 we announced a plan to purchase shares of Forest's Common Stock in the open market from time to time in a total amount not to exceed $30,000,000 (to a maximum of 1,000,000 shares of common stock). Pursuant to this plan, we purchased 343,162 shares of common stock at an average price of $29.55 per share in April 2001. We also announced a stock buyback program pursuant to which we will purchase shares of Forest's common stock from holders of fewer than 100 shares.

     LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 2001 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 4.1 BCF of natural gas through the remainder of 2001 at an average price of $2.57 CDN per MCF and 5.5 BCF of natural gas in 2002 at an average price of approximately $2.66 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000 Canadian Forest supplied approximately 37% of the gas for the ProMark Netback Pool.

     In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .5 BCF of natural gas during the remainder of 2001 at a fixed price of approximately $3.26 CDN per MCF and .6 BCF of natural gas in 2002 at a fixed price of approximately $3.39 CDN per MCF.

     HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of April 30, 2001, Forest had the following swaps in place:

                                                                  Natural Gas                                     Oil
                                                         -----------------------------------     -----------------------------------
                                                                            Average                                  Average
                                                         BBTU's         Hedged Price Barrels     Hedged Price
                                                         Per Day          Per MMBTU              Per Day             Per BBL
                                                         -------        ------------------       -------          ------------------
   2001                                                     21.6              $ 2.40                3,171              $27.19
   2002                                                     16.7              $ 2.48                   --              $   --

     We also enter into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of April 30, 2001, we had the following collars in place:

                                                                                        Natural Gas
                                                         ---------------------------------------------------------------------------
                                                           Average Floor              Average Ceiling
                                                              Price                       Price
                                                             Per MMBTU                  Per MMBTU               BBTU'S Per Day
                                                         -----------------          -------------------         --------------
   2001                                                      $   4.65                     $  6.48                     115.6
   2002                                                      $   4.00                     $  8.05                       2.5

                                                                                             OIL
                                                         ---------------------------------------------------------------------------
                                                           Average Floor              Average Ceiling
                                                              Price                       Price
                                                             Per BBL                     Per BBL                Barrels Per Day
                                                         -----------------          -------------------         ---------------
   2001                                                      $  25.43                     $   30.26                    9,329

     We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At April 30, 2001 there were basis swaps in place with weighted average volumes of 146,615 MMBTU's per day in 2001.

     Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 45% and 43% of our consolidated production, on an equivalent basis, during the quarters ended March 31, 2001 and 2000, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS. As of January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

     We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage our exposure to commodity price risk. All of Forest's energy swap and collar agreements and a portion of our basis swaps in place at March 31, 2001 have been designated as cash flow hedges. At March 31, 2001 we recorded a derivative asset of $4,962,000 (of which $4,885,000 was classified as current), a derivative liability of approximately $35,973,000 (of which $28,345,000 was classified as current), a deferred tax asset of approximately $11,785,000 (of which $8,915,000 was classified as current), and a reduction in other comprehensive income of approximately $22,463,000.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     The following reports on Form 8-K or Form 8-K/A were filed by Forest during the first quarter of 2001:

           Date of Report                  Item Reported                            Financial Statements Filed
           --------------                  -------------                  ------------------------------------
           December 7, 2000                Item 2, 7                               Consolidated financial statements of Forcenergy
                                                                                    Inc as of December 31, 1999 and 1998, and for
                                                                                    each of the years in the three year period ended
                                                                                    December 31, 1999.


                                                                                    Unaudited consolidated financial statements of
                                                                                    Forcenergy Inc as of September 30, 2000 and
                                                                                    December 31, 1999 and for the three and nine
                                                                                    month periods ended September 30, 2000 and 1999.


                                                                                    Condensed pro forma combined financial
                                                                                    statements of Forest Oil Corporation at
                                                                                    September 30, 2000 and for the nine months ended
                                                                                    September 30, 2000.

           February 14, 2001               Item 7, 9                                None.

           March 14, 2001                  Item 7, 9                                None.

           March 15, 2001                  Item 5                                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FOREST OIL CORPORATION
                                            (Registrant)



Date:  May 15, 2001                     /s/ Joan C. Sonnen
                               -------------------------------------
                                              Joan C. Sonnen
                                       Vice President - Controller,
                             Chief Accounting Officer and Assistant Secretary
                                   (Signed on behalf of the registrant)



                                         /s/ David H. Keyte
                               -------------------------------------
                                         David H. Keyte
                                 Executive Vice President and Chief
                                           Financial Officer
                                    (Principal Financial Officer)