Form 10-Q
period 2001-06-30
FOREST OIL CORP
filed 2001-08-14
CIK 38079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

         Yes   X           No
             -----            -----
                                                      Number of Shares
                                                         Outstanding
Title of Class of Common Stock                          July 31, 2001
------------------------------                        ---------------
Common Stock, Par Value $.10 Per Share                    48,038,673

--------------------------------------------------------------------------------

                             FOREST OIL CORPORATION
                               INDEX TO FORM 10-Q
                                  JUNE 30, 2001


Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                  Condensed Consolidated Balance Sheets.................................   1
                  Condensed Consolidated Statements of Production and Operations........   2
                  Condensed Consolidated Statements of Cash Flows.......................   4
                  Notes to Condensed Consolidated Financial Statements..................   5

         Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................................  23

         Item 3 - Quantitative and Qualitative Disclosures about Market
                   Risk.................................................................  32

Part II - OTHER INFORMATION

         Item 1 - Legal Proceedings.....................................................  35

         Item 4 - Submission of Matters to a Vote of Security Holders...................  35

         Item 6 - Exhibits and Reports on Form 8-K......................................  36

Signatures         .....................................................................  37

Exhibit Index      .....................................................................  38

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                    June 30,        December 31,
                                                      2001              2000
                                                  ------------      ------------
                                                          (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                    $      6,981            14,003
     Accounts receivable                               189,278           203,245
     Derivative instruments                             24,802                 -
     Other current assets                               44,666            21,580
                                                  ------------      ------------


           Total current assets                        265,727           238,828

Net property and equipment, at cost                  1,472,933         1,359,756

Deferred income taxes                                   54,392           119,300

Goodwill and other intangible assets, net               18,243            19,412

Other assets                                            15,666            15,082
                                                  ------------      ------------

                                                  $  1,826,961         1,752,378
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $    194,857           192,200
     Accrued interest                                    9,355            11,436
     Other current liabilities                          33,434            36,301
                                                  ------------      ------------

           Total current liabilities                   237,646           239,937

Long-term debt                                         558,012           622,234
Other liabilities                                       18,992            16,376
Deferred income taxes                                   18,455            14,865

Shareholders' equity:
     Common stock                                        4,881             4,840
     Capital surplus                                 1,150,298         1,139,136
     Accumulated deficit                              (137,693)         (269,567)
     Accumulated other comprehensive loss              (10,615)          (12,177)
     Treasury stock, at cost                           (13,015)           (3,266)
                                                  ------------      ------------

           Total shareholders' equity                  993,856           858,966
                                                  ------------      ------------

                                                  $  1,826,961         1,752,378
                                                  ============      ============


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED)

                                                                Three Months Ended                  Six Months Ended
                                                           ------------------------------      ------------------------------
                                                             June 30,          June 30,          June 30,          June 30,
                                                               2001              2000              2001              2000
                                                           ------------      ------------      ------------      ------------
                                                                 (In Thousands Except Production and Per Share Amounts)

PRODUCTION
    Natural gas (mmcf)                                           28,739            28,412            56,500            55,169
                                                           ============      ============      ============      ============

    Oil, condensate and natural gas
      liquids (thousands of barrels)                              2,410             2,763             5,061             5,739
                                                           ============      ============      ============      ============


STATEMENTS OF CONSOLIDATED OPERATIONS
    Revenue:
      Marketing and processing                             $     88,373            58,937           198,570           103,145
      Oil and gas sales:
        Gas                                                     128,953            80,836           315,608           150,875
        Oil, condensate and natural gas liquids                  58,273            57,535           129,369           120,272
                                                           ------------      ------------      ------------      ------------

           Total oil and gas sales                              187,226           138,371           444,977           271,147
                                                           ------------      ------------      ------------      ------------

               Total revenue                                    275,599           197,308           643,547           374,292

    Operating expenses:
        Marketing and processing                                 87,670            57,866           196,947           101,120
        Oil and gas production                                   44,204            32,975            84,171            65,750
        General and administrative                                7,076            11,282            13,282            18,065
        Merger and seismic licensing expense                      3,998                 -             4,498                 -
        Depreciation and depletion                               57,315            50,971           113,940           100,709
                                                           ------------      ------------      ------------      ------------

               Total operating expenses                         200,263           153,094           412,838           285,644
                                                           ------------      ------------      ------------      ------------

Earnings from operations                                         75,336            44,214           230,709            88,648

Other income and expense:
        Other (income) expense, net                                  11              (769)            1,183            (2,046)
        Interest expense                                         12,029            13,852            25,493            28,248
        Translation loss (gain) on subordinated debt             (7,395)            4,101             2,301             4,814
        Gain on derivative instruments, net                      (8,365)                -           (13,586)                -
                                                           ------------      ------------      ------------      ------------

               Total other income and expense                    (3,720)           17,184            15,391            31,016
                                                           ------------      ------------      ------------      ------------

Earnings before income taxes and extraordinary item              79,056            27,030           215,318            57,632

Income tax expense (benefit):
    Current                                                     (13,740)              141             2,236               306
    Deferred                                                     40,617             8,066            79,618            16,052
                                                           ------------      ------------      ------------      ------------

                                                                 26,877             8,207            81,854            16,358
                                                           ------------      ------------      ------------      ------------

    Earnings before extraordinary item                           52,179            18,823           133,464            41,274

Extraordinary loss on extinguishment of debt                     (1,590)                -            (1,590)                -
                                                           ------------      ------------      ------------      ------------

Net earnings                                               $     50,589            18,823           131,874            41,274
                                                           ============      ============      ============      ============

Earnings attributable to common stock                      $     50,589            17,423           131,874            39,703
                                                           ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS
(UNAUDITED) (CONTINUED)

                                                                Three Months Ended                  Six Months Ended
                                                           ------------------------------     ------------------------------
                                                             June 30,          June 30,         June 30,          June 30,
                                                               2001              2000             2001              2000
                                                           ------------      ------------     ------------      ------------
                                                                  (In Thousands Except Production and Per Share Amounts)

Weighted average number of common shares outstanding:
       Basic                                                     48,405            46,038           48,400            46,043
                                                           ============      ============     ============      ============

       Diluted                                                   50,236            47,569           50,388            46,876
                                                           ============      ============     ============      ============


Basic earnings per common share:
     Earnings attributable to common stock
       before extraordinary item                           $       1.08               .38             2.75               .86

     Extraordinary loss on extinguishment of debt                  (.03)                -             (.03)                -
                                                           ------------      ------------     ------------      ------------

     Earnings attributable to common stock                 $       1.05               .38             2.72               .86
                                                           ============      ============     ============      ============

Diluted earnings per common share:
     Earnings attributable to common stock
       before extraordinary item                           $       1.04               .37             2.65               .85

     Extraordinary loss on extinguishment of debt                  (.03)                -             (.03)                -
                                                           ------------      ------------     ------------      ------------

     Earnings attributable to common stock                 $       1.01               .37             2.62               .85
                                                           ============      ============     ============      ============


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
                                                                               (In Thousands)
Cash flows from operating activities:
    Net earnings before extraordinary item                              $    133,464            41,274
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and depletion                                          113,940           100,709
         Amortization of deferred debt costs                                     862               740
         Translation loss on subordinated debt                                 2,301             4,814
         Gain on derivative instruments, net                                 (13,586)                -
         Deferred income tax expense                                          79,618            16,052
         Other, net                                                              (61)             (271)
         Decrease (increase) in accounts receivable                           13,265           (14,230)
         Increase in other current assets                                    (21,995)           (8,558)
         Increase (decrease) in accounts payable                              25,216           (39,907)
         Decrease in accrued interest and other current liabilities          (38,985)          (10,350)
                                                                        ------------      ------------

                 Net cash provided by operating activities before
                    reorganization item                                      294,039            90,273

          Decrease in accrued reorganization costs                                 -            (9,541)
                                                                        ------------      ------------

                 Net cash provided by operating activities after
                    reorganization item                                      294,039            80,732

Cash flows from investing activities:
    Capital expenditures for property and equipment                         (253,315)         (162,533)
    Proceeds from sales of assets                                             22,643             8,185
    Increase in other assets, net                                               (771)             (553)
                                                                        ------------      ------------

                 Net cash used by investing activities                      (231,443)         (154,901)

Cash flows from financing activities:
    Proceeds from bank borrowings                                            444,628           142,004
    Repayments of bank borrowings                                           (669,238)         (190,554)
    Issuance of 8% senior notes, net of issuance costs                       199,500                 -
    Proceeds from issuance of preferred stock                                      -            38,800
    Redemption of 8 3/4% senior subordinated notes                           (39,934)           (4,630)
    Proceeds from the exercise of options and warrants                         7,938             1,963
    Purchase of treasury stock                                               (12,567)           (2,818)
    Increase (decrease) in other liabilities, net                                257              (587)
                                                                        ------------      ------------

                 Net cash used by financing activities                       (69,416)          (15,822)

Effect of exchange rate changes on cash                                         (202)               43
                                                                        ------------      ------------

Net decrease in cash and cash equivalents                                     (7,022)          (89,948)

Cash and cash equivalents at beginning of period                              14,003            99,661
                                                                        ------------      ------------

Cash and cash equivalents at end of period                              $      6,981             9,713
                                                                        ============      ============


Cash paid (refunded) during the period for:
    Interest                                                            $     21,234            50,494
    Income taxes                                                        $     10,123            (3,319)


     See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission.

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

         The components of total comprehensive income for the periods consist of net earnings, foreign currency translation, changes in the unfunded pension liability, gains (losses) on derivative instruments and unrealized gains (losses) on securities available for sale and are as follows:


                                                  Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                               ---------------------     ---------------------
                                                 2001         2000         2001         2000
                                               --------     --------     --------     --------
                                                                (In Thousands)
              Net earnings                     $ 50,589       18,823      131,874       41,274
              Other comprehensive
                  income                         25,209          522        1,562          762
                                               --------     --------     --------     --------

              Total comprehensive
                  income                       $ 75,798       19,345      133,436       42,036
                                               ========     ========     ========     ========


(2)      NET PROPERTY AND EQUIPMENT

         Components of net property and equipment are as follows:

                                                                 June 30,        December 31,
                                                                   2001              2000
                                                               ------------      ------------
                                                                       (In Thousands)

                  Oil and gas properties                       $  3,244,209         3,020,778
                  Buildings, transportation and
                    other equipment                                  23,787            21,399
                                                               ------------      ------------

                                                                  3,267,966         3,042,177
                  Less accumulated depreciation,
                    depletion and valuation allowance            (1,795,063)       (1,682,421)
                                                               ------------      ------------

                                                               $  1,472,933         1,359,756
                                                               ============      ============

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

                                                         June 30,        December 31,
                                                           2001              2000
                                                       ------------      ------------
                                                                (In Thousands)

                  Goodwill                             $     15,102            15,295
                  Gas marketing contracts                    13,178            13,344
                                                       ------------      ------------

                                                             28,280            28,639
                  Less accumulated amortization             (10,037)           (9,227)
                                                       ------------      ------------

                                                       $     18,243            19,412
                                                       ============      ============


         Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(4)      LONG-TERM DEBT

         Components of long-term debt are as follows:

                                                            June 30,       December 31,
                                                              2001             2000
                                                          ------------     ------------
                                                                 (In Thousands)

                  U.S. Credit Facility                    $    108,000          305,000
                  Canadan Credit Facility                            -           28,690
                  8% Senior Notes                              200,000                -
                  8 3/4% Senior Subordinated Notes             153,767          192,382
                  10 1/2% Senior Subordinated Notes             96,245           96,162
                                                          ------------     ------------

                                                          $    558,012          622,234
                                                          ============     ============


         In June 2001, the Company issued $200,000,000 of 8% Senior Notes due 2008. The net proceeds were used to repay a portion of the Company's U.S. credit facility.

         The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the second quarter and first six months of 2001, Forest reported noncash translation gains (losses) of approximately $7,395,000 and $(2,301,000) respectively, compared to noncash translation losses of $4,101,000 and $4,814,000 in the second quarter and first six months of 2000.

(5)      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings attributable to common stock represents net earnings less preferred stock dividends of $1,400,000 and $1,571,000 in the second quarter and first six months of 2000, respectively.

         Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings before extraordinary items.

         The following sets forth the calculation of basic and diluted earnings per share:

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                       2001(1)       2000(2)         2001(3)        2000(4)
                                                                     ----------     ----------      ----------     ----------
                                                                               (In Thousands Except Per Share Amounts)

         Earnings before extraordinary loss                          $   52,179         18,823         133,464         41,274
         Less:  preferred stock dividends                                     -         (1,400)              -         (1,571)
                                                                     ----------     ----------      ----------     ----------

         Earnings  before extraordinary loss available to
              common stockholders                                    $   52,179         17,423         133,464         39,703
                                                                     ==========     ==========      ==========     ==========

         Weighted average common shares outstanding
              during the period                                          48,405         46,038          48,400         46,043
                Add dilutive effects of employee stock options              854            866           1,002            500
                Add dilutive effects of warrants                            977            665             986            333
                                                                     ----------     ----------      ----------     ----------

         Weighted average common shares outstanding
              including the effects of dilutive securities               50,236         47,569          50,388         46,876
                                                                     ==========     ==========      ==========     ==========

         Basic earnings per share                                    $     1.08            .38            2.75            .86
                                                                     ==========     ==========      ==========     ==========

         Diluted earnings per share                                  $     1.04            .37            2.65            .85
                                                                     ==========     ==========      ==========     ==========


 (1) At June 30, 2001, options to purchase 268,250 shares of common stock at prices ranging from $32.57 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2011.

(2) At June 30, 2000, options to purchase 559,000 shares of common stock at prices ranging from $27.30 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 through 2010.

(3) At June 30, 2001, options to purchase 259,750 shares of common stock at prices ranging from $32.80 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2011.

(4) At June 30, 2000, options to purchase 615,500 shares of common stock at prices ranging from $23.30 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 to 2010.

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

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting treatment of the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.

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

         In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. Forest enters into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of June 30, 2001, Forest had the following swaps in place:

                                   Natural Gas                         Oil
                          -----------------------------     ----------------------------
                                             Average                         Average
                            BBTU's        Hedged Price      Barrels        Hedged Price
                           per Day          per MMBTU       per Day         per Barrel
                          ---------       -------------     --------       -------------

                  2001       29.9            $2.87           3,750            $ 27.31
                  2002       31.6            $3.08           1,240            $ 25.18


         Forest also enters into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price.

         The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2001, the Company had the following collars in place:

                                                         Natural Gas
                                      ----------------------------------------------
                                      Average Floor     Average Ceiling
                                         Price              Price             BBTU's
                                       per MMBTU          per MMBTU          per Day
                                      -------------     ---------------      -------

                  2001                    $4.60              $6.48            103.5
                  2002                    $4.00              $8.05              2.5


                                                            Oil
                                      -----------------------------------------------
                                      Average Floor      Average Ceiling
                                          Price               Price           Barrels
                                         per BBL             per BBL          per Day
                                      -------------      ---------------      -------

                  2001                    $25.46              $30.30           8,750


         The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At June 30, 2001 there were basis swaps in place with weighted average volumes of 139 BBTU's per day in 2001.

         The Company periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and adjusts this percentage based on assessment of market conditions and the availability of hedging arrangements that meet the Company's criteria. Hedging arrangements covered 50% and 35% of Forest's consolidated production, on an equivalent basis, during the second quarter and six months ended June 30, 2001, respectively.

         As discussed above, on January 1, 2001, the Company began accounting for the energy swaps and collars, in accordance with SFAS No. 133. All of Forest's energy swap and collar agreements and a portion of Forest's basis swaps in place at January 1, 2001 have been designated as cash flow hedges. As a result, changes in the fair value of the cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of basis swaps not designated as cash flow hedges are recognized in other income. The increase in fair value of derivative financial instruments included in other comprehensive income during the second quarter and six months ended June 30, 2001 was $35,228,000 and $1,899,000, respectively. The change in the time value of options and the ineffective portion of derivative financial instruments qualifying as cash flow hedges totaling $(662,000) and $2,482,000 were included in other income (expense) during the second quarter and six months ended June 30, 2001, respectively. Also included in other income during the second quarter and six months ended June 30, 2001 are net gains of $9,027,000 and $11,104,000, respectively, on basis swaps and other instruments not designated as cash flow hedges.

         The Company expects to transfer approximately $1,899,000 ($1,177,000, net of tax) of the balance in accumulated other comprehensive income to earnings when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by November 2002.

         In connection with the issuance of $200,000,000 8% Senior Notes due 2008, the Company entered into an interest rate swap under which it will pay a variable rate based on six month LIBOR plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 over the term of the senior note issue.

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

THREE MONTHS ENDED JUNE 30, 2001

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -------------------   Western                Total                         Processing    Total
                                    Offshore   Onshore    Region     Alaska       U.S.     Canada     Total      Canada     Company
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (In Thousands)

Revenue                             $117,622     16,011     22,781     15,168    171,582     15,819    187,401     88,198    275,599

Marketing and processing expense           -        543          -          -        543          -        543     87,127     87,670
Oil and gas production expense        23,470      3,726      5,992      7,409     40,597      3,607     44,204          -     44,204
General and administrative expense     3,106        659      1,016      1,013      5,794        943      6,737        339      7,076
Depreciation and depletion expense    41,050      3,081      3,681      3,509     51,321      4,567     55,888        471     56,359
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Earnings from operations            $ 49,996      8,002     12,092      3,237     73,327      6,702     80,029        261     80,290
                                    ========  =========  =========  =========  =========  =========  =========  =========  =========

Capital expenditures                $ 80,319      9,058      6,399     17,207    112,983     13,117    126,100          -    126,100
                                    ========  =========  =========  =========  =========  =========  =========  =========  =========

Property and equipment, net         $562,705    261,327    191,278    160,832  1,176,142    221,617  1,397,759          -  1,397,759
                                    ========  =========  =========  =========  =========  =========  =========  =========  =========


Information for Forest's reportable segments relates to the Company's June 30, 2001 consolidated totals as follows:

                                                                                 (In Thousands)
                                                                                 --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments            $     80,290
                      Administrative asset depreciation                                   (956)
                      Other expense, net                                                   (11)
                      Merger and seismic licensing expense                              (3,998)
                      Interest expense                                                 (12,029)
                      Translation gain on subordinated debt                              7,395
                      Gain on derivative instruments, net                                8,365
                                                                                  ------------

                      Earnings before income taxes and extraordinary item         $     79,056
                                                                                  ============

                      CAPITAL EXPENDITURES:

                      Reportable segments                                         $    126,100
                      International interests                                           12,378
                      Administrative assets and other                                    1,596
                                                                                  ------------

                      Total capital expenditures                                  $    140,074
                                                                                  ============

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                         $  1,397,759
                      International interests                                           65,620
                      Administrative assets, net and other                               9,554
                                                                                  ------------

                      Total property and equipment, net                           $  1,472,933
                                                                                  ============

THREE MONTHS ENDED JUNE 30, 2000

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -------------------   Western                Total                         Processing    Total
                                    Offshore   Onshore    Region     Alaska       U.S.     Canada     Total      Canada     Company
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (In Thousands)

Revenue                             $ 77,104     12,032     23,030     13,713    125,879    13,204    139,083     58,225     197,308

Marketing and processing expense           -        221          -          -        221         -        221     57,645      57,866
Oil and gas production expense        15,706      3,188      7,022      4,268     30,184     2,791     32,975          -      32,975
General and administrative expense     5,609      1,148      1,855      1,336      9,948       945     10,893        389      11,282
Depreciation and depletion expense    28,537      5,423      6,767      4,780     45,507     4,598     50,105        486      50,591
                                    --------  ---------  ---------  ---------  --------- ---------  ---------  ---------   ---------

Earnings (loss) from operations     $ 27,252      2,052      7,386      3,329     40,019     4,870     44,889       (295)     44,594
                                    ========  =========  =========  =========  ========= =========  =========  =========   =========

Capital expenditures                $ 56,462      2,972      6,184     12,310     77,928     8,649     86,577          -      86,577
                                    ========  =========  =========  =========  ========= =========  =========  =========   =========

Property and equipment, net         $458,985    266,060    107,584    205,250  1,037,879   188,323  1,226,202          -   1,226,202
                                    ========  =========  =========  =========  ========= =========  =========  =========   =========


Information for Forest's reportable segments relates to the Company's June 30, 2000 consolidated totals as follows:

                                                                                 (In Thousands)
                                                                                 --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments            $     44,594
                      Administrative asset depreciation                                   (380)
                      Other income, net                                                    769
                      Interest expense                                                 (13,852)
                      Translation loss on subordinated debt                             (4,101)
                                                                                  ------------

                      Earnings before income taxes and extraordinary item         $     27,030
                                                                                  ============

                      CAPITAL EXPENDITURES:

                      Reportable segments                                         $     86,577
                      International interests                                            2,481
                      Administrative assets and other                                      431
                                                                                  ------------

                      Total capital expenditures                                  $     89,489
                                                                                  ============

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                         $  1,226,202
                      International interests                                           26,738
                      Administrative assets, net and other                               7,415
                                                                                  ------------

                      Total property and equipment, net                           $  1,260,355
                                                                                  ============

SIX MONTHS ENDED JUNE 30, 2001

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -------------------   Western                Total                         Processing    Total
                                    Offshore   Onshore    Region     Alaska       U.S.     Canada     Total      Canada     Company
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (In Thousands)

Revenue                             $ 283,213     40,671     51,482     34,237    409,603     35,770    445,373   198,174    643,547

Marketing and processing expense            -        737          -          -        737          -        737   196,210    196,947
Oil and gas production expense         41,776      9,011     11,665     13,918     76,370      7,801     84,171         -     84,171
General and administrative expense      5,546      1,338      1,849      2,018     10,751      1,813     12,564       718     13,282
Depreciation and depletion expense     78,588      7,891      8,312      7,319    102,110      9,062    111,172       942    112,114
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  ---------

Earnings from operations            $ 157,303     21,694     29,656     10,982    219,635     17,094    236,729       304    237,033
                                    =========  =========  =========  =========  =========  =========  =========  ========  =========

Capital expenditures                $ 134,853     12,640     10,668     34,596    192,757     31,222    223,979         -    223,979
                                    =========  =========  =========  =========  =========  =========  =========  ========  =========

Property and equipment, net         $ 562,705    261,327    191,278    160,832  1,176,142    221,617  1,397,759         -  1,397,759
                                    =========  =========  =========  =========  =========  =========  =========  ========  =========



Information for Forest's reportable segments relates to the Company's June 30, 2001 consolidated totals as follows:

                                                                              (In Thousands)
                                                                              --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments         $    237,033
                      Administrative asset depreciation                              (1,826)
                      Other income expense, net                                      (1,183)
                      Merger and seismic licensing expense                           (4,498)
                      Interest expense                                              (25,493)
                      Translation loss on subordinated debt                          (2,301)
                      Gain on derivative instruments, net                            13,586
                                                                               ------------

                      Earnings before income taxes and extraordinary item      $    215,318
                                                                               ============

                      CAPITAL EXPENDITURES:

                      Reportable segments                                      $    223,979
                      International interests                                        26,901
                      Administrative assets and other                                 2,435
                                                                               ------------

                      Total capital expenditures                               $    253,315
                                                                               ============

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                      $  1,397,759
                      International interests                                        65,620
                      Administrative assets, net and other                            9,554
                                                                               ------------

                      Total property and equipment, net                        $  1,472,933
                                                                               ============

SIX MONTHS ENDED JUNE 30, 2000

                                                                                                               Marketing
                                    Gulf Coast Region                                                             and
                                    -------------------   Western                Total                         Processing    Total
                                    Offshore   Onshore    Region     Alaska       U.S.     Canada     Total      Canada     Company
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (In Thousands)

Revenue                             $148,488     24,167     42,711     29,814    245,180     26,887    272,067   102,225     374,292

Marketing and processing expense           -        427          -          -        427          -        427   100,693     101,120
Oil and gas production expense        30,075      6,548     14,025      9,569     60,217      5,533     65,750         -      65,750
General and administrative expense     8,422      2,061      2,889      1,940     15,312      1,984     17,296       769      18,065
Depreciation and depletion expense    56,496     10,762     12,976      9,950     90,184      8,813     98,997       986      99,983
                                    --------  ---------  ---------  ---------  ---------  ---------  ---------  --------   ---------

Earnings (loss) from operations     $ 53,495      4,369     12,821      8,355     79,040     10,557     89,597      (223)     89,374
                                    ========  =========  =========  =========  =========  =========  =========  ========   =========

Capital expenditures                $ 95,890      5,186     10,184     21,367    132,627     24,457    157,084         -     157,084
                                    ========  =========  =========  =========  =========  =========  =========  ========   =========

Property and equipment, net         $458,985    266,060    107,584    205,250  1,037,879    188,323  1,226,202         -   1,226,202
                                    ========  =========  =========  =========  =========  =========  =========  ========   =========


Information for Forest's reportable segments relates to the Company's June 30, 2000 consolidated totals as follows:

                                                                            (In Thousands)
                                                                            --------------
                      EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:

                      Earnings from operations for reportable segments      $     89,374
                      Administrative asset depreciation                             (726)
                      Other income, net                                            2,046
                      Interest expense                                           (28,248)
                      Translation loss on subordinated debt                       (4,814)
                                                                            ------------

                      Earnings before income taxes and extraordinary item   $     57,632
                                                                            ============

                      CAPITAL EXPENDITURES:

                      Reportable segments                                   $    157,084
                      International interests                                      4,731
                      Administrative assets and other                                718
                                                                            ------------

                      Total capital expenditures                            $    162,533
                                                                            ============

                      PROPERTY AND EQUIPMENT, NET:

                      Reportable segments                                   $  1,226,202
                      International interests                                     26,738
                      Administrative assets, net and other                         7,415
                                                                            ------------

                      Total property and equipment, net                     $  1,260,355
                                                                            ============

(8)      SUPPLEMENTAL GUARANTOR INFORMATION

         Canadian Forest is the issuer of the 8 3/4% Notes (see Note 4). The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

         The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2001

                                                                 Canadian         Producers                         Consolidated
                                              Forest Oil        Forest Oil        Marketing        Eliminating       Forest Oil
                                             Corporation           Ltd.              Ltd.            Entries         Corporation
                                             ------------      ------------      ------------      ------------      ------------
                                                                                (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents               $      6,981                36               (36)                -             6,981
     Accounts receivable                          148,421             8,266            32,591                 -           189,278
     Derivative instruments                        24,802                 -                 -                 -            24,802
     Other current assets                          43,207               885               574                 -            44,666
                                             ------------      ------------      ------------      ------------      ------------

         Total current assets                     223,411             9,187            33,129                 -           265,727

Net property and equipment,
   at cost, full cost method                    1,255,885           217,014                34                 -         1,472,933

Deferred income taxes                              54,392                 -                 -                 -            54,392

Goodwill and other intangible
   assets, net                                          -                 -            18,243                 -            18,243

Intercompany investments                          114,427            25,713                 -          (140,140)                -

Other assets                                       13,424             2,242                 -                 -            15,666
                                             ------------      ------------      ------------      ------------      ------------

                                             $  1,661,539           254,156            51,406          (140,140)        1,826,961
                                             ============      ============      ============      ============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $    151,852            13,734            29,271                 -           194,857
     Accrued interest                               5,325             4,030                 -                 -             9,355
     Other current liabilities                     32,090             1,344                 -                 -            33,434
                                             ------------      ------------      ------------      ------------      ------------

         Total current liabilities                189,267            19,108            29,271                 -           237,646

Long-term debt                                    404,245           153,767                 -                 -           558,012
Other liabilities                                  19,101              (109)                -                 -            18,992
Deferred income taxes                                   -            29,056           (10,601)                -            18,455

Shareholders' equity:
     Common stock                                   4,881           114,427            25,265          (139,692)            4,881
     Capital surplus                            1,150,298                 -                 -                 -         1,150,298
     Accumulated deficit                          (87,802)          (60,397)           10,506                 -          (137,693)
     Accumulated other
       comprehensive loss                          (5,884)           (1,696)           (3,035)                -           (10,615)
     Treasury stock, at cost                      (12,567)                -                 -              (448)          (13,015)
                                             ------------      ------------      ------------      ------------      ------------

         Total shareholders' equity             1,048,926            52,334            32,736          (140,140)          993,856
                                             ------------      ------------      ------------      ------------      ------------

                                             $  1,661,539           254,156            51,406          (140,140)        1,826,961
                                             ============      ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001

                                                                           Canadian         Producers        Consolidated
                                                       Forest Oil         Forest Oil        Marketing         Forest Oil
                                                       Corporation           Ltd.              Ltd.          Corporation
                                                       ------------      ------------      ------------      ------------
                                                                                 (In Thousands)

Revenue:
     Marketing and processing                          $        175                 -            88,198            88,373
     Oil and gas sales:
         Gas                                                120,643             8,310                 -           128,953
         Oil, condensate and
           natural gas liquids                               50,728             7,545                 -            58,273
                                                       ------------      ------------      ------------      ------------

     Total oil and gas sales                                171,371            15,855                 -           187,226
                                                       ------------      ------------      ------------      ------------

         Total revenue                                      171,546            15,855            88,198           275,599

Expenses:
     Marketing and processing                                   543                 -            87,127            87,670
     Oil and gas production                                  40,597             3,607                 -            44,204
     General and administrative                               5,794               943               339             7,076
     Merger and seismic licensing expense                     3,998                 -                 -             3,998
     Depreciation and depletion                              51,725             5,119               471            57,315
                                                       ------------      ------------      ------------      ------------

         Total operating expenses                           102,657             9,669            87,937           200,263
                                                       ------------      ------------      ------------      ------------

Earnings from operations                                     68,889             6,186               261            75,336

Other income and expense:
     Other (income) expense, net                                 44               (15)              (18)               11
     Interest expense                                         7,567             4,462                 -            12,029
     Translation gain on subordinated debt                        -            (7,395)                -            (7,395)
     Gain on derivative instruments, net                     (8,365)                -                 -            (8,365)
                                                       ------------      ------------      ------------      ------------

         Total other income and expense                        (754)           (2,948)              (18)           (3,720)
                                                       ------------      ------------      ------------      ------------

Earnings before income taxes and extraordinary
     item                                                    69,643             9,134               279            79,056

Income tax expense (benefit):
     Current                                                (13,822)               72                10           (13,740)
     Deferred                                                39,112             1,114               391            40,617
                                                       ------------      ------------      ------------      ------------

                                                             25,290             1,186               401            26,877
                                                       ------------      ------------      ------------      ------------

     Earnings (loss) before extraordinary item               44,353             7,948              (122)           52,179

Extraordinary loss on extinguishment of debt                      -            (1,590)                -            (1,590)
                                                       ------------      ------------      ------------      ------------

Net earnings (loss)                                    $     44,353             6,358              (122)           50,589
                                                       ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001

                                                                       Canadian         Producers        Consolidated
                                                    Forest Oil        Forest Oil        Marketing         Forest Oil
                                                   Corporation           Ltd.              Ltd.          Corporation
                                                   ------------      ------------      ------------      ------------
                                                                               (In Thousands)

Revenue:
     Marketing and processing                      $        396                 -           198,174           198,570
     Oil and gas sales:
         Gas                                            296,773            18,835                 -           315,608
         Oil, condensate and
           natural gas liquids                          112,419            16,950                 -           129,369
                                                   ------------      ------------      ------------      ------------

     Total oil and gas sales                            409,192            35,785                 -           444,977
                                                   ------------      ------------      ------------      ------------

         Total revenue                                  409,588            35,785           198,174           643,547

Expenses:
     Marketing and processing                               737                 -           196,210           196,947
     Oil and gas production                              76,370             7,801                 -            84,171
     General and administrative                          10,751             1,813               718            13,282
     Merger and seismic licensing expense                 4,498                 -                 -             4,498
     Depreciation and depletion                         102,850            10,148               942           113,940
                                                   ------------      ------------      ------------      ------------


         Total operating expenses                       195,206            19,762           197,870           412,838
                                                   ------------      ------------      ------------      ------------

Earnings from operations                                214,382            16,023               304           230,709

Other income and expense:
     Other (income) expense, net                          1,017               224               (58)            1,183
     Interest expense                                    16,227             9,266                 -            25,493
     Translation loss on subordinated debt                    -             2,301                 -             2,301
     Gain on derivative instruments, net                (13,586)                -                 -           (13,586)
                                                   ------------      ------------      ------------      ------------

         Total other income and
           expense                                        3,658            11,791               (58)           15,391
                                                   ------------      ------------      ------------      ------------

Earnings before income taxes and
   extraordinary item                                   210,724             4,232               362           215,318

Income tax expense:
     Current                                              2,093               122                21             2,236
     Deferred                                            75,785             3,152               681            79,618
                                                   ------------      ------------      ------------      ------------

                                                         77,878             3,274               702            81,854
                                                   ------------      ------------      ------------      ------------

     Earnings (loss) before extraordinary item          132,846               958              (340)          133,464

Extraordinary loss on extinguishment of debt                  -            (1,590)                -            (1,590)
                                                   ------------      ------------      ------------      ------------

Net earnings (loss)                                $    132,846              (632)             (340)          131,874
                                                   ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001

                                                                                     Canadian         Producers        Consolidated
                                                                  Forest Oil        Forest Oil        Marketing         Forest Oil
                                                                 Corporation           Ltd.              Ltd.          Corporation
                                                                 ------------      ------------      ------------      ------------
                                                                                            (In Thousands)

Cash flow from operating activities:
Net earnings (loss) before extraordinary item                    $    132,846               958              (340)          133,464
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
     Depreciation and depletion                                       102,850            10,148               942           113,940
     Amortization of deferred debt costs                                  633               229                 -               862
     Translation loss on subordinated notes                                 -             2,301                 -             2,301
     Gain on derivative instruments, net                              (13,586)                -                 -           (13,586)
     Deferred income tax expense                                       75,785             3,152               681            79,618
     Other, net                                                           (48)              (11)               (2)              (61)
     Decrease (increase) in accounts receivable                        (6,509)             (807)           20,581            13,265
     Increase in other current assets                                 (21,670)             (172)             (153)          (21,995)
     Increase (decrease) in accounts payable                           27,930            18,924           (21,638)           25,216
     Increase (decrease) in accrued interest and other
       current liabilities                                            (17,408)          (21,585)                8           (38,985)
                                                                 ------------      ------------      ------------      ------------

         Net cash provided by operating activities                    280,823            13,137                79           294,039

Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                                     (221,879)          (31,436)                -          (253,315)
     Proceeds from sale of assets                                      22,480               163                 -            22,643
     Increase in other assets, net                                       (769)               (2)                -              (771)
                                                                 ------------      ------------      ------------      ------------

         Net cash used by investing activities                       (200,168)          (31,275)                -          (231,443)

Cash flows from financing activities:
     Proceeds from bank borrowings                                    438,000             6,628                 -           444,628
     Repayments of bank borrowings                                   (635,000)          (34,238)                -          (669,238)
     Issuance of 8% senior notes, net of
       issuance costs                                                 199,500                 -                 -           199,500
     Redemption of 8 3/4% senior subordinated notes                         -           (39,934)                -           (39,934)
     Proceeds from the exercise of options and
       warrants                                                         7,938                 -                 -             7,938
     Purchase of treasury stock                                       (12,567)                -                 -           (12,567)
     Increase (decrease) in other liabilities, net                        284               (27)                -               257
                                                                 ------------      ------------      ------------      ------------

         Net cash used by financing activities                         (1,845)          (67,571)                -           (69,416)

Intercompany advances, net                                            (86,588)           86,588                 -                 -

Effect of exchange rate changes on cash                                   (19)             (184)                1              (202)
                                                                 ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                   (7,797)              695                80            (7,022)

Cash and cash equivalents at beginning of year                         14,778              (659)             (116)           14,003
                                                                 ------------      ------------      ------------      ------------

Cash and cash equivalents at end of year                         $      6,981                36               (36)            6,981
                                                                 ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2000

                                                                Canadian          Producers                         Consolidated
                                             Forest Oil        Forest Oil         Marketing        Eliminating       Forest Oil
                                             Corporation           Ltd.              Ltd.            Entries         Corporation
                                             ------------      ------------      ------------      ------------      ------------
                                                                                (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents               $     14,778              (659)             (116)                -            14,003
     Accounts receivable                          141,932             7,349            53,964                 -           203,245
     Other current assets                          20,039             1,106               435                 -            21,580
                                             ------------      ------------      ------------      ------------      ------------

         Total current assets                     176,749             7,796            54,283                 -           238,828

Net property and equipment,
   at cost, full cost method                    1,161,420           198,276                60                 -         1,359,756
Deferred income taxes                             119,300                 -                 -                 -           119,300
Goodwill and other intangible
   assets, net                                          -                 -            19,412                 -            19,412
Intercompany investments                           27,840            25,713                 -           (53,553)                -
Other assets                                       12,096             2,986                 -                 -            15,082
                                             ------------      ------------      ------------      ------------      ------------

                                             $  1,497,405           234,771            73,755           (53,553)        1,752,378
                                             ============      ============      ============      ============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $    123,944            16,569            51,687                 -           192,200
     Accrued interest                               6,393             5,043                 -                 -            11,436
     Other current liabilities                     35,443               852                 6                 -            36,301
                                             ------------      ------------      ------------      ------------      ------------

         Total current liabilities                165,780            22,464            51,693                 -           239,937

Long-term debt                                    401,162           221,072                 -                 -           622,234
Other liabilities                                  16,458               (82)                -                 -            16,376
Deferred income taxes                                   -            26,300           (11,435)                -            14,865

Shareholders' equity
     Common stock                                   4,840            27,840            25,265           (53,105)            4,840
     Capital surplus                            1,139,136                 -                 -                 -         1,139,136
     Accumulated deficit                         (220,648)          (59,766)           10,847                 -          (269,567)
     Accumulated other
       comprehensive loss                          (6,505)           (3,057)           (2,615)                -           (12,177)
     Treasury stock, at cost                       (2,818)                -                 -              (448)           (3,266)
                                             ------------      ------------      ------------      ------------      ------------

         Total shareholders' equity               914,005           (34,983)           33,497           (53,553)          858,966
                                             ------------      ------------      ------------      ------------      ------------

                                             $  1,497,405           234,771            73,755           (53,553)        1,752,378
                                             ============      ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000

                                                                Canadian          Producers                         Consolidated
                                              Forest Oil       Forest Oil         Marketing        Eliminating       Forest Oil
                                             Corporation           Ltd.              Ltd.            Entries         Corporation
                                             ------------      ------------      ------------      ------------      ------------
                                                                                (In Thousands)

Revenue:
     Marketing and processing                $        506                 -            58,431                 -            58,937
     Oil and gas sales:
         Gas                                       73,423             7,413                 -                 -            80,836
         Oil, condensate and
           natural gas liquids                     48,770             8,765                 -                 -            57,535
                                             ------------      ------------      ------------      ------------      ------------

     Total oil and gas sales                      122,193            16,178                 -                 -           138,371
                                             ------------      ------------      ------------      ------------      ------------

         Total revenue                            122,699            16,178            58,431                 -           197,308

Expenses:
     Marketing and processing                         221                 -            57,645                 -            57,866
     Oil and gas production                        30,184             2,791                 -                 -            32,975
     General and administrative                     9,948               945               389                 -            11,282
     Depreciation and depletion                    45,821             4,664               486                 -            50,971
                                             ------------      ------------      ------------      ------------      ------------

         Total operating expenses                  86,174             8,400            58,520                 -           153,094
                                             ------------      ------------      ------------      ------------      ------------

Earnings (loss) from operations                    36,525             7,778               (89)                -            44,214

Other income and expense:
     Other income                                    (535)             (256)               (1)               23              (769)
     Interest expense                               8,752             5,100                23               (23)           13,852
     Translation loss on
       subordinated debt                                -             4,101                 -                 -             4,101
                                             ------------      ------------      ------------      ------------      ------------

         Total other income and
           expense                                  8,217             8,945                22                 -            17,184
                                             ------------      ------------      ------------      ------------      ------------

Earnings (loss) before income taxes                28,308            (1,167)             (111)                -            27,030

Income tax expense (benefit):
     Current                                            -               101                40                 -               141
     Deferred                                       6,953             1,173               (60)                -             8,066
                                             ------------      ------------      ------------      ------------      ------------

                                                    6,953             1,274               (20)                -             8,207
                                             ------------      ------------      ------------      ------------      ------------

Net earnings (loss)                          $     21,355            (2,441)              (91)                -            18,823
                                             ============      ============      ============      ============      ============


Earnings (loss) attributable to
     common stock                            $     19,955            (2,441)              (91)                -            17,423
                                             ============      ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000

                                                                 Canadian         Producers                         Consolidated
                                             Forest Oil         Forest Oil        Marketing        Eliminating       Forest Oil
                                             Corporation           Ltd.              Ltd.            Entries         Corporation
                                             ------------      ------------      ------------      ------------      ------------
                                                                                (In Thousands)

Revenue:
     Marketing and processing                $        920                 -           102,225                 -           103,145
     Oil and gas sales:
         Gas                                      137,640            12,241               994                 -           150,875
         Oil, condensate and
           natural gas liquids                    102,980            17,292                 -                 -           120,272
                                             ------------      ------------      ------------      ------------      ------------

     Total oil and gas sales                      240,620            29,533               994                 -           271,147
                                             ------------      ------------      ------------      ------------      ------------

         Total revenue                            241,540            29,533           103,219                 -           374,292

Expenses:
     Marketing and processing                         427                 -           100,693                 -           101,120
     Oil and gas production                        60,217             5,457                76                 -            65,750
     General and administrative                    15,312             1,984               769                 -            18,065
     Depreciation and depletion                    90,783             8,612             1,314                 -           100,709
                                             ------------      ------------      ------------      ------------      ------------

         Total operating expenses                 166,739            16,053           102,852                 -           285,644
                                             ------------      ------------      ------------      ------------      ------------

Earnings from operations                           74,801            13,480               367                 -            88,648

Other income and expense:
     Other (income) expense, net                   (1,792)           (5,847)            5,229               364            (2,046)
     Interest expense                              18,002            10,246               364              (364)           28,248
     Translation loss on
       subordinated debt                                -             4,814                 -                 -             4,814
                                             ------------      ------------      ------------      ------------      ------------

         Total other income and
           expense                                 16,210             9,213             5,593                 -            31,016
                                             ------------      ------------      ------------      ------------      ------------

Earnings (loss) before income taxes                58,591             4,267            (5,226)                -            57,632

Income tax expense (benefit):
     Current                                            -               238                68                 -               306
     Deferred                                      14,638            20,757           (19,343)                -            16,052
                                             ------------      ------------      ------------      ------------      ------------

                                                   14,638            20,995           (19,275)                -            16,358
                                             ------------      ------------      ------------      ------------      ------------

Net earnings (loss)                          $     43,953           (16,728)           14,049                 -            41,274
                                             ============      ============      ============      ============      ============

Earnings (loss) attributable to
     common stock                            $     42,382           (16,728)           14,049                 -            39,703
                                             ============      ============      ============      ============      ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000

                                                                                Canadian         Producers        Consolidated
                                                             Forest Oil        Forest Oil        Marketing         Forest Oil
                                                            Corporation           Ltd.              Ltd.          Corporation
                                                            ------------      ------------      ------------      ------------
                                                                                      (In Thousands)

Cash flow from operating activities:
Net earnings (loss)                                         $     43,953           (16,728)           14,049            41,274
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                                   90,783             8,612             1,314           100,709
     Amortization of deferred debt costs                             541               199                 -               740
     Translation loss on subordinated notes                            -             4,814                 -             4,814
     Deferred income tax expense (benefit)                        14,638            20,757           (19,343)           16,052
     Other, net                                                       37              (307)               (1)             (271)
     Increase in accounts receivable                              (4,185)           (4,312)           (5,733)          (14,230)
     Decrease (increase) in other current assets                 (12,158)            1,168             2,431            (8,559)
     Increase (decrease) in accounts payable                     (38,519)          (10,714)            9,326           (39,907)
     Increase (decrease) in accrued interest and
       other current liabilities                                 (16,061)            5,707                 4           (10,350)
                                                            ------------      ------------      ------------      ------------

         Net cash provided by operating activities
           before reorganization item                             79,029             9,196             2,047            90,272

     Decrease in accrued reorganization costs                     (9,541)                -                 -            (9,541)
                                                            ------------      ------------      ------------      ------------

     Net cash provided by operating activities
       after reorganization item                                  69,488             9,196             2,047            80,731


Cash flows from investing activities:
     Capital expenditures for property and
       equipment                                                (137,980)          (24,553)                -          (162,533)
     Proceeds from sale of assets                                  6,504             1,681                 -             8,185
     Increase in other assets, net                                  (552)                -                 -              (552)
                                                            ------------      ------------      ------------      ------------

         Net cash used by investing activities                  (132,028)          (22,872)                -          (154,900)

Cash flows from financing activities:
     Proceeds from bank borrowings                               133,747             8,257                 -           142,004
     Repayments of bank borrowings                              (186,530)           (4,024)                -          (190,554)
     Proceeds from issuance of preferred stock                    38,800                 -                 -            38,800
     Redemption of 8 3/4% Senior Secured Notes                         -            (4,630)                -            (4,630)
     Proceeds from exercise of options                             1,963                 -                 -             1,963
     Purchase of treasury stock                                   (2,818)                -                 -            (2,818)
     Decrease in other liabilities, net                             (282)             (305)                -              (587)
                                                            ------------      ------------      ------------      ------------

         Net cash used by financing activities                   (15,120)             (702)                -           (15,822)

Intercompany advances, net                                       (14,429)           15,054              (625)                -

Effect of exchange rate changes on cash                              (70)              114                (1)               43
                                                            ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents             (92,159)              790             1,421           (89,948)

Cash and cash equivalents at beginning of year                   100,136              (343)             (132)           99,661
                                                            ------------      ------------      ------------      ------------

Cash and cash equivalents at end of year                    $      7,977               447             1,289             9,713
                                                            ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. Forest cautions that these forward-looking statements, including without limitation those relating to our future natural gas and liquids production, planned capital expenditures, availability of capital resources to fund capital expenditures and future revenues and expenses, are subject to all of the risks and uncertainties normally incident to the exploration for and development, production and sale of oil and gas, many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating future oil and gas production or reserves and other risks as described in Forest's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The financial results of our foreign operations are also subject to currency exchange rate risks. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, Forest's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements attributable to Forest are expressly qualified in their entirety by this cautionary statement. Forest disclaims any obligation to update forward-looking statements contained herein, except as may be otherwise required by law.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 2001

         Net earnings for the second quarter of 2001 were $50,589,000 compared to $18,823,000 in the corresponding period of 2000. Adjusted for unusual or non-recurring items and the related income tax effects, earnings were $42,077,000 in 2001 compared to $22,924,000 in 2000. The unusual or non-recurring items and the related income tax effects consist of merger-related expenses of $2,479,000 in 2001, noncash foreign currency translation gains (losses) of $7,395,000 in 2001 and ($4,101,000) in 2000, an extraordinary loss on extinguishment of debt of $1,590,000 in 2001, and a noncash gain on accounting for derivatives of $5,186,000 in 2001. The increase in earnings is due primarily to higher oil and gas prices.

         Marketing and processing revenue increased by 50% to $88,373,000 in the second quarter of 2001 from $58,937,000 in the second quarter of 2000, and the related marketing and processing expense increased by 52% to $87,670,000 in the second quarter of 2001 from $57,866,000 in the corresponding period of 2000. The gross margin for marketing and processing activities decreased by 34% to $703,000 in the second quarter of 2001 from $1,071,000 in the second quarter of 2000. The decrease in the margin is due primarily to lower processing revenue in the United States.

         Oil and gas sales revenue increased by 35% to $187,226,000 in the second quarter of 2001 from $138,371,000 in the second quarter of 2000. The average sales prices received for natural gas and liquids in the second quarter of 2001 increased 58% and 16%, respectively, compared to the prices received in the second quarter of 2000. Daily natural gas production in the second quarter of 2001 was 1% higher than that reported in the corresponding 2000 period, but liquids production decreased 13%.

         Oil and gas production expense increased by 34% to $44,204,000 in the second quarter of 2001 from $32,975,000 in the second quarter of 2000. On an MCFE basis, production expense was $1.02 per MCFE in the first quarter of 2001 compared to $.73 per MCFE in the second quarter of 2000. The increase in the per-unit rate was due primarily to increased service costs, higher ad valorem tax expense and increased workover activity.

         Production volumes, weighted average sales prices and production expenses for the three months ended June 30, 2001 and 2000 for Forest and its subsidiaries were as follows:

                                                  Three Months Ended June 30,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------

NATURAL GAS
    Production (MMCFE)                                28,739          28,412

    Sales price received (per MCF)                $     4.36            3.32
    Effects of energy swaps and collars
        (per MCF) (1)                                    .13            (.47)
                                                  ----------      ----------

    Average sales price (per MCF)                 $     4.49            2.85

LIQUIDS
Oil and condensate:
    Production (MBBLS)                                 2,087           2,407
    Sales price received (per BBL)                $    25.44           27.22
    Effects of energy swaps and collars
        (per BBL) (1)                                   (.35)          (5.88)
                                                  ----------      ----------

    Average sales price (per BBL)                 $    25.09           21.34

Natural gas liquids:
    Production (MBBLS)                                   323             356
    Average sales price (per BBL)                 $    18.28           17.31
    Total liquids production (MBBLS)                   2,410           2,763
    Average sales price (per BBL)                 $    24.18           20.82

TOTAL PRODUCTION
Production volumes (MMCFE)                            43,199          44,990
Average sales price (per MCFE)                    $     4.33            3.07
Operating expense (per MCFE)                           (1.02)           (.73)
                                                  ----------      ----------

Netback (per MCFE)                                $     3.31            2.34
                                                  ==========      ==========



 (1) Energy swaps and collars were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 14,701 MMCF and 16,104 MMCF in 2001 and 2000, respectively. Hedged oil and condensate volumes were 1,138 MBBLS and 2,217 MBBLS in 2001 and 2000, respectively. The aggregate net gains (losses) under energy swap agreements were $2,904,000 and ($27,552,000), respectively, for the three months ended June 30, 2001 and 2000 and were accounted for as increases (reductions) to oil and gas sales.


         General and administrative expense decreased 37% to $7,076,000 in the second quarter of 2001 compared to $11,282,000 in the second quarter of 2000. General and administrative expense was $.16 per MCFE and $.25 per MCFE for the second quarters of 2001 and 2000, respectively. The decrease was due in part to the operating synergies associated with the merger with Forcenergy Inc. Total overhead costs (capitalized and expensed general and administrative costs) decreased 27% to $11,902,000 in the second quarter of 2001 compared to $16,194,000 in the second quarter of 2000.

         Merger and seismic licensing expense was $3,998,000 in the second quarter of 2001. These costs include banking, legal, accounting, printing and other consulting costs related to the Forcenergy merger, severance paid to terminated employees, expenses for office closures and relocation costs.

         Depreciation and depletion expense increased 12% to $57,315,000 in the second quarter of 2001 from $50,971,000 in the second quarter of 2000. The depletion rate increased to $1.30 per MCFE in the second quarter of 2001 compared to $1.11 per MCFE in the second quarter of 2000, due primarily to increased capital costs and higher anticipated future development costs in the current pricing environment for oilfield services.

         Other income of $769,000 in the second quarter of 2000 was due primarily to interest income and equity income from a pipeline affiliate of Forcenergy.

         Interest expense of $12,029,000 in the second quarter of 2001 decreased $1,823,000 or 13% compared to the second quarter of 2000, due primarily to lower overall debt balances, as well as lower rates on variable rate debt.

         There was a foreign currency translation gain of $7,395,000 in the second quarter of 2001 compared to a foreign currency translation loss of $4,101,000 in the second quarter of 2000. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6589 per $1.00 U.S. at June 30, 2001 compared to $.6340 at March 31, 2001. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         There was a gain on derivative instruments of $8,365,000 in the second quarter of 2001 recorded under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Forest adopted on January 1, 2001. The gain on derivative instruments includes the change in the time value of options and the ineffective portion of derivatives, along with changes in the fair value of derivatives that are not considered hedges.

         Income tax expense of $26,877,000 was recognized in the second quarter of 2001 compared to income tax expense of $8,207,000 in the first quarter of 2000. The increase is attributable primarily to increased pre-tax profitability. The income tax provision in the second quarter of 2001 includes an adjustment between current and deferred income tax due to a reduction in forecasted current taxable income for the year. The lower income forecast is attributable to decreased commodity prices.

         There was an extraordinary loss on extinguishment of debt in the second quarter of 2001 of $1,590,000 (net of tax), which resulted from the redemption of $38,620,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103% of par value.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

         Net earnings for the first six months of 2001 were $131,874,000 compared to $41,274,000 in the corresponding period of 2000. Adjusted for unusual or non-recurring items and the related income tax effects, earnings were $130,131,000 in 2001 compared to $46,088,000 in 2000. The unusual and non-recurring items and related income tax effects consist of merger-related expenses of $2,789,000 in 2001, noncash foreign currency translation losses of $2,301,000 in 2001 and $4,814,000 in 2000, an extraordinary loss on extinguishment of debt of $1,590,000 in 2001 and a noncash gain on accounting for derivatives of $8,423,000 in 2001. The increase in earnings is due primarily to higher oil and gas prices.

         Marketing and processing revenue increased by 93% to $198,570,000 in the first six months of 2001 from $103,145,000 in the first six months of 2000, and the related marketing and processing expense increased by 95% to $196,947,000 in the first six months of 2001 from $101,120,000 in the corresponding period of 2000. The gross margin for marketing and processing activities decreased 20% to $1,623,000 in the first six months of 2001 from $2,025,000 in the first six months of 2000. The decrease in the margin is due primarily to lower processing income in the United States.

         Oil and gas sales revenue increased by 64% to $444,977,000 in the second quarter of 2001 from $271,147,000 in the second quarter of 2000. The average sales prices received for natural gas and liquids in the first six months of 2001 increased 105% and 22%, respectively, compared to the prices received in the first six months of 2000. Natural gas production for the first six months of 2001 was 3% higher than that reported in the corresponding 2000 period, while liquids production was 11% lower.

         Oil and gas production expense increased by 28% to $84,171,000 in the first six months of 2001 from $65,750,000 in the first six months of 2000. On an MCFE basis, production expense was $.97 per MCFE in the first quarter of 2001 compared to $.73 per MCFE in the first six months of 2000. The increase in the per-unit rate was due to increased service and transportation costs and higher production tax expense.

         Production volumes, weighted average sales prices and production expenses for the six months ended June 30, 2001 and 2000 for Forest and its subsidiaries were as follows:

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------

NATURAL GAS
    Production (MMCFE)                                56,500          55,169

    Sales price received (per MCF)                $     5.66            2.93
    Effects of energy swaps and collars
        (per MCF) (1)                                   (.07)           (.20)
                                                  ----------      ----------

    Average sales price (per MCF)                 $     5.59            2.73

LIQUIDS
Oil and condensate:
    Production (MBBLS)                                 4,434           5,003
    Sales price received (per BBL)                $    26.44           27.09
    Effects of energy swaps and collars
        (per BBL) (1)                                   (.30)          (5.46)
                                                  ----------      ----------

    Average sales price (per BBL)                 $    26.14           21.63

Natural gas liquids:
    Production (MBBLS)                                   627             736
    Average sales price (per BBL)                 $    21.50           16.41
    Total liquids production (MBBLS)                   5,061           5,739
    Average sales price (per BBL)                 $    25.56           20.96

TOTAL PRODUCTION
Production volumes (MMCFE)                            86,866          89,603
Average sales price (per MCFE)                    $     5.12            3.02
Operating expense (per MCFE)                            (.97)           (.73)
                                                  ----------      ----------

Netback (per MCFE)                                $     4.15            2.29
                                                  ==========      ==========



 (1) Energy swaps and collars were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 28,932 MMCF and 25,372 MMCF in 2001 and 2000, respectively. Hedged oil and condensate volumes were 2,063 MBBLS and 3,841 MBBLS in 2001 and 2000, respectively. The aggregate net losses under energy swap agreements were $5,334,000 and $38,312,000, respectively, for the six months ended June 30, 2001 and 2000 and were accounted for as reductions to oil and gas sales.


         General and administrative expense decreased 27% to $13,282,000 in the first six months of 2001 compared to $18,065,000 in the first six months of 2000. General and administrative expense was $.15 per MCFE and $.20 per MCFE for the first six months of 2001 and 2000, respectively. The decrease was due in part to operating synergies associated with the merger with Forcenergy Inc. In the 2000 period, an insurance dividend reduced general and administrative expense by $.01 per MCFE. Total overhead costs (capitalized and expensed general and administrative costs) decreased 19% to $22,799,000 in the first six months of 2001 compared to $28,001,000 in the first six months of 2000.

         The following table summarizes the total overhead costs incurred during the periods:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                  ---------------------     ---------------------
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------
                                                                   (In Thousands)

         Overhead costs capitalized               $  4,826        4,912        9,517        9,936
         General and administrative costs
           expensed (1)                              7,076       11,282       13,282       18,065
                                                  --------     --------     --------     --------

              Total overhead costs                $ 11,902       16,194       22,799       28,001
                                                  ========     ========     ========     ========

(1) Includes $339,000 and $389,000 related to marketing and processing operations for the three month periods ended June 30, 2001 and 2000, respectively, and $718,000 and $769,000 for the six month periods ended June 30, 2001 and 2000, respectively.


         Merger and seismic licensing expense was $4,498,000 in the first six months of 2000. These costs include banking, legal, accounting, printing and other consulting costs related to the Forcenergy merger, severance paid to terminated employees, expenses for office closures and relocation costs.

         Depreciation and depletion expense increased 13% to $113,940,000 in the first six months of 2001 from $100,709,000 in the first six months of 2000. The depletion rate increased to $1.29 per MCFE in the first six months of 2001 compared to $1.10 per MCFE in the first first six months of 2000, due primarily to increased capital costs and higher anticipated future development costs in the current pricing environment for oilfield services.

         Other expense of $1,183,000 in the first six months of 2001 was due primarily to higher franchise taxes. Other income of $2,046,000 in the first six months of 2000 was due primarily to interest income and equity income from a pipeline affiliate of Forcenergy.

         Interest expense of $25,493,000 in the first six months of 2001 decreased $2,755,000 or 10% compared to the first six months of 2000, due primarily to lower overall debt balances as well as lower rates on variable rate debt.

         Foreign currency translation losses were $2,301,000 in the first six months of 2001 and $4,814,000 in the first six months of 2000. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6589 per $1.00 U.S. at June 30, 2001 compared to $.6672 at December 31, 2000. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

         There was a gain on derivative instruments of $13,586,000 in the first six months of 2001 recorded under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Forest adopted on January 1, 2001. The gain on derivative instruments includes the change in the time value of options and the ineffective portion of derivatives, along with changes in the fair value of derivatives that are not considered hedges.

         Income tax expense of $81,854,000 was recognized in the first six months of 2001 compared to income tax expense of $16,358,000 in the first six months of 2000. The increase is attributable primarily to increased profitability and to the recognition in the fourth quarter of 2000 of the future income tax benefit of previously unrecognized deferred tax assets.

         There was an extraordinary loss on extinguishment of debt of $1,590,000 (net of tax) in 2001, which resulted from the redemption of $38,620,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103% of par value.

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

         In June, 2001, we issued $200,000,000 principal amount of 8% Senior Notes for proceeds of $199,500,000 (net of related issuance costs).

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

         BANK CREDIT FACILITIES. Forest has a $500,000,000 U.S. credit facility through a syndicate of banks led by The Chase Manhattan Bank. Canadian Forest has a $100,000,000 credit facility through a syndicate of banks led by The Chase Manhattan Bank of Canada. If the rating on Forest's bank credit facilities is downgraded, the available borrowing amount under the credit facilities would be determined by a borrowing base subject to semi-annual re-determination. Under the credit facilities, Forest, Canadian Forest and their restricted subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities.

         The Forest U.S. credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties and related assets in the United States and Canada, related assets and a pledge of 65% of the capital stock of Canadian Forest and a pledge of 100% of the capital stock of Forest Pipeline Company. If the rating on the bank credit facilities is downgraded, we may be obligated to pledge additional properties.

         At June 30, 2001, the outstanding borrowings under the U.S. credit facility were $108,000,000. At July 31, 2001, the outstanding borrowings under the U.S. credit facility were $164,000,000 with an average effective interest rate of 5.06%. There were no outstanding borrowings under the Canadian Forest credit facility as of June 30, 2001 and July 31, 2001. At July 31, 2001, Forest had used the credit facilities for letters of credit in the amount of $5,517,000 U.S. and $2,645,000 CDN.

         WORKING CAPITAL. Forest had a working capital surplus of approximately $28,081,000 at June 30, 2001 compared to a deficit of approximately $1,109,000 at December 31, 2000. The 2001 surplus included $17,290,000 attributable to the recognition of derivative instruments in 2001. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

         CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $294,039,000 in the first six months of 2001 compared to $80,732,000 in the first six months of 2000. The 2001 period included higher production revenue as a result of higher oil and gas prices. Cash used for investing activities in the first six months of 2001 was $231,443,000 compared to $154,901,000 in the 2000 period. The increase in cash used was due primarily to increased exploration and development activities. Net cash used by financing activities in the first six months of 2001 was $69,416,000 compared to $15,822,000 in the first six months of 2000. The 2001 period included net repayments of bank debt of $224,610,000, cash used for redemption of the 8 3/4% Notes of $39,934,000, and net cash inflows of $199,500,000 from the issuance of the 8% Notes. The 2000 period included net repayments of bank debt of $48,550,000 and net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock.

         CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first six months of 2001 and 2000 were as follows:

                                                Six Months Ended June 30,
                                             ------------------------------
                                                 2001              2000
                                             ------------      ------------
                                                      (In Thousands)

       Property acquisition costs:
           Proved properties                 $       (550)           14,715
           Undeveloped properties                    (273)               (1)
                                             ------------      ------------

                                                     (823)           14,714

       Exploration costs:
           Direct costs                           111,525            66,656
           Overhead capitalized                     4,266             4,495
                                             ------------      ------------

                                                  115,791            71,151

       Development costs:
           Direct costs                           130,661            70,332
           Overhead capitalized                     5,251             5,441
                                             ------------      ------------

                                                  135,912            75,773
                                             ------------      ------------

                                             $    250,880           161,638
                                             ============      ============


         Forest's anticipated capital expenditures for exploration and development in 2001 are approximately $500,000,000. We intend to meet our 2001 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

         In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

         STOCK PURCHASE PROGRAMS. In March 2001 we announced a plan to purchase shares of Forest's common stock in the open market from time to time in a total amount not to exceed $30,000,000 (to a maximum of 1,000,000 shares of common stock). Pursuant to this plan, we purchased 763,562 shares of common stock at an average price of $28.47 per share through July 24, 2001. In March 2001 we also announced a stock buyback program pursuant to which we will purchase shares of Forest's common stock from holders of fewer than 100 shares.

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

         We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage our exposure to commodity price risk. All of Forest's energy swaps and a portion of our collar agreements and basis swaps in place at June 30, 2001 have been designated as cash flow hedges. At June 30, 2001 we recorded a derivative asset of $25,356,000 (of which $24,802,000 was classified as current), a derivative liability of approximately $9,871,000 (of which $7,512,000 was classified as current), a deferred tax asset of approximately $686,000, a current deferred tax liability of approximately $6,570,000 and accumulated other comprehensive income of approximately $1,177,000.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 had no impact on Forest's financial statements.

         SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         Implementation of SFAS No. 142 is required as of January 1, 2002. The impact of adoption on Forest's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of January 1, 2002, Forest expects to have unamortized goodwill in the amount of $10,537,000 which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $549,000 and $1,112,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

         SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact SFAS No. 143 will have on Forest's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At June 30, 2001 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 2.8 BCF of natural gas through the remainder of 2001 at an average price of $2.53 CDN per MCF and 5.5 BCF of natural gas in 2002 at an average price of approximately $2.61 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000 Canadian Forest supplied approximately 37% of the gas for the ProMark Netback Pool.

         In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .3 BCF of natural gas during the remainder of 2001 at a fixed price of approximately $3.25 CDN per MCF and .6 BCF of natural gas in 2002 at a fixed price of approximately $3.37 CDN per MCF.


         HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production.

         Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of June 30, 2001, Forest had the following swaps in place:

                                 Natural Gas                        Oil
                          ---------------------------     ----------------------------
                                           Average                          Average
                          BBTU's        Hedged Price      Barrels        Hedged Price
                          per DAY        per MMBTU        per Day           per BBL
                          -------      --------------     -------       --------------

         2001               29.9           $  2.87         3,750            $27.31
         2002               31.6           $  3.08         1,240            $25.18


         We also enter into collar agreements with third parties that are accounted for as hedges. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2001, we had the following collars in place:

                                               Natural Gas
                     -------------------------------------------------------------
                     Average Floor          Average Ceiling
                         Price                   Price
                     per MMBTU                 per MMBTU            BBTU'S Per Day
                     --------------         ----------------        --------------

         2001           $  4.60                  $  6.48                   103.5
         2002           $  4.00                  $  8.05                     2.5


                                                    Oil
                     --------------------------------------------------------------
                     Average Floor           Average Ceiling
                         Price                   Price
                        per BBL                  per BBL            Barrels Per Day
                     --------------         ----------------        ---------------

         2001           $ 25.46                  $  30.30                8,750


         We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At June 30, 2001 there were basis swaps in place with weighted average volumes of 139 BBTU's per day in 2001.

         Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 50% and 35% of our consolidated production, on an equivalent basis, during the quarters ended June 30, 2001 and 2000, respectively.

         TRADING ACTIVITIES. Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not enter into agreements to buy or sell natural gas to hold as a speculative position. All transactions are immediately offset, thereby fixing the margin. At June 30, 2001, ProMark's trading operations had contracts to purchase an aggregate of 3.4 BCF of natural gas in the remainder of 2001 at an average price of $5.68 CDN per MCF and had contracts to sell an aggregate of 3.4 BCF of natural gas in the remainder of 2001 at an average price of $5.71 CDN per MCF.

FOREIGN CURRENCY EXCHANGE RISK

         Forest conducts business in several foreign currencies and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

         CANADA. The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Notes issued by it in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $153,780,000 principal amount of the debt is due in 2007.

         OPERATIONS OUTSIDE OF NORTH AMERICA. The foreign concessions held by Forest are in relatively early stages of exploratory activities. Expenditures incurred relative to these interests have been primarily U.S.
dollar-denominated.

INTEREST RATE RISK

         The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at June 30, 2001:

                                       2001     2002     2003     2004       2005      Thereafter      Total      Fair Value
                                       ----     ----     ----     ----       ----      ----------    ----------   ----------
                                                                 (Dollar Amounts In Thousands)

Bank credit facilities:
       Variable rate              $      --       --       --       --     108,000              --      108,000      108,000
       Average interest rate             --       --       --       --        5.04%             --         5.04%

Long-term debt:
       Fixed rate                  $     --       --       --       --          --         450,780      450,780      454,291
       Average interest rate             --       --       --       --          --            8.79%        8.79%


         In connection with the issuance of $200,000,000 8% Senior Notes due 2008, the Company entered into an interest rate swap under which it will pay a variable rate based on six month LIBOR plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 over the term of the senior note issue.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         Prior to the merger with Forest, Forcenergy was a party to various claims and routine litigation arising in the normal course of its business. Obligations of Forcenergy arising out of activities prior to the March 21, 1999 bankruptcy petition date will be discharged in accordance with the plan of reorganization. The largest disputed claim filed with the bankruptcy court was the claim of Escopeta Oil & Gas Corp., Escopeta Production Alaska, Inc., Danny S. Davis, Robert Warthen and Walten D. Wells (collectively, the "Escopeta Group"), which asserted a claim in excess of $100 million. On May 16, 2001, the claim of the Escopeta Group was settled. Pursuant to the terms of the settlement, the Escopeta Group was given an allowed claim in the Forcenergy bankruptcy proceeding which was satisfied in accordance with the terms and conditions of the plan of reorganization.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2001, Forest held its Annual Meeting of Shareholders ("Annual Meeting") in Denver, Colorado. A total of 42,609,793 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of three proposals set forth in Forest's Proxy Statement dated March 30, 2001. The three proposals submitted to a vote of shareholders are set forth below, and were each adopted by the indicated margins.

Proposal No. 1 - Electing three (3) Class I directors.

                             Shares Voted for          Shares Withheld
                             ----------------          ---------------

Philip F. Anschutz               40,797,378                1,812,415
Dod A. Fraser                    42,329,006                  280,787
Michael B. Yanney                42,327,771                  282,022

         In addition to the Class I directors, the other directors of Forest whose terms did not expire at the 2000 Annual Meeting include: Robert S. Boswell, William L. Britton, Cortlandt S. Dietler, Cannon Y. Harvey, Forrest
E. Hoglund, Steven A. Kaplan, James H. Lee, and Craig D. Slater.

Proposal No. 2 - Approving the Forest Oil Corporation 2001 Stock Incentive
Plan.

           Share Voted for           Shares Against             Abstentions
           ---------------           --------------             -----------

              36,561,749                5,753,608                  294,435

There were no broker non-votes.

Proposal No. 3 - Ratifying the appointment of the Company's independent auditors.

           Share Voted for           Shares Against             Abstentions
           ---------------           --------------             -----------

              40,629,964                1,959,319                   20,509

There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

The exhibits listed below are filed as part of this Form 10-Q:


Exhibit
Number                        Exhibits
-------                       --------

4.1(1)        First Amendment to Combined Credit Agreements dated as of May 24, 2001, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A, as U.S. Syndication Agent,
              Citibank N.A., as U.S. Documentation Agent, The Chase Manhattan Bank of Canada,
              as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent,
              The Toronto-Dominion Bank, as Canadian Documentation Agent, and The Chase Manhattan
              Bank, as Global Administrative Agent.

4.2(1)        Indenture dated as of June 21, 2001 between Forest Oil Corporation and
              State Street Bank and Trust Company, as Trustee.

4.3(1)        Exchange and Registration Rights Agreement dated as of June 21, 2001, between
              Forest Oil Corporation and the other signatories thereto.

10.1(1)(2)    First Amendment to Forest Oil Corporation 1996 Stock Incentive Plan.

10.2(1)(2)    Second Amendment to Forest Oil Corporation 1996 Stock Incentive Plan.

10.3(1)(2)    Form of Severance Agreement.

10.4(1)(2)    Form of First Amendment to Severance Agreement.


----------
(1) Indicates exhibits filed with this Form 10-Q.

(2) Contract or compensatory plan or arrangement in which directors and/or officers participate.


(b)      REPORTS ON FORM 8-K.

         The Company filed the following reports on Form 8-K during the second quarter of 2001:

         Date of Report          Item Reported          Financial Statements Filed
         --------------          -------------          --------------------------

         May 10, 2001            Item 9                 None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FOREST OIL CORPORATION
                                                 (Registrant)



Date:  August 14, 2001                         /s/ Joan C. Sonnen
                                ------------------------------------------------
                                                 Joan C. Sonnen
                                          Vice President - Controller,
                                Chief Accounting Officer and Assistant Secretary



                                             /s/ David H. Keyte
                                ------------------------------------------------
                                                 David H. Keyte
                                       Executive Vice President and Chief
                                                Financial Officer
                                          (Principal Financial Officer)

INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                             EXHIBITS
  ------                             --------

4.1      ----     First Amendment to Combined Credit Agreements dated as of May
                  24, 2001, by and between Forest Oil Corporation, Canadian
                  Forest Oil Ltd., each of the lenders that is a party thereto,
                  Bank of America, N.A, as U.S. Syndication Agent, Citibank
                  N.A., as U.S. Documentation Agent, The Chase Manhattan Bank of
                  Canada, as Canadian Administrative Agent, Bank of Montreal, as
                  Canadian Syndication Agent, The Toronto-Dominion Bank, as
                  Canadian Documentation Agent, and The Chase Manhattan Bank, as
                  Global Administrative Agent.

4.2      ----     Indenture dated as of June 21, 2001 between Forest Oil
                  Corporation and State Street Bank and Trust Company, as Trustee.

4.3      ----     Exchange and Registration Rights Agreement dated as of June 21, 2001 between Forest Oil Corporation and the other signatories thereto.

10.1     ----     First Amendment to Forest Oil Corporation 1996 Stock Incentive
                  Plan.


10.2     ----     Second Amendment to Forest Oil Corporation 1996 Stock
                  Incentive Plan.


10.3     ----     Form of Severance Agreement.

10.4     ----     Form of First Amendment to Severance Agreement.
