Form 10-Q
period 2001-09-30
FOREST OIL CORP
filed 2001-11-14
CIK 38079

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM     N/A    TO     N/A

                         COMMISSION FILE NUMBER 1-13515

                             FOREST OIL CORPORATION
             (Exact name of registrant as specified in its charter)

           NEW YORK                                25-0484900
 (State or other jurisdiction                   (I.R.S. Employer
              of                              Identification No.)
incorporation or organization)

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

    Yes  /X/  No  / /

                                              NUMBER OF SHARES OUTSTANDING
    TITLE OF CLASS OF COMMON STOCK                  OCTOBER 31, 2001
--------------------------------------        ----------------------------
   Common Stock, Par Value $.10 Per                    46,734,741
Share.................................

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FOREST OIL CORPORATION
                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 2001

Part I -- FINANCIAL INFORMATION

         Item 1 -- Financial Statements

                  Condensed Consolidated Balance Sheets..............    1

                  Condensed Consolidated Statements of Production and
                  Operations.........................................    2

                  Condensed Consolidated Statements of Cash Flows....    3

                  Notes to Condensed Consolidated Financial
                  Statements.........................................    4

         Item 2 -- Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   24

         Item 3 -- Quantitative and Qualitative Disclosures about
         Market Risk.................................................   33

Part II -- OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K..................   36

Signatures...........................................................   37

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FOREST OIL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    4,500          14,003
  Accounts receivable.......................................       169,221         203,245
  Derivative instruments....................................        34,237              --
  Other current assets......................................        34,523          21,580
                                                                ----------       ---------
    Total current assets....................................       242,481         238,828

Net property and equipment, at cost.........................     1,572,249       1,359,756
Deferred income taxes.......................................        46,922         119,300
Goodwill and other intangible assets, net...................        17,089          19,412
Other assets................................................        20,408          15,082
                                                                ----------       ---------
                                                                $1,899,149       1,752,378
                                                                ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  203,066         192,200
  Accrued interest..........................................         6,842          11,436
  Current portion of deferred tax liability.................        10,534              --
  Other current liabilities.................................        20,003          36,301
                                                                ----------       ---------
    Total current liabilities...............................       240,445         239,937

Long-term debt..............................................       655,748         622,234
Other liabilities...........................................        15,528          16,376
Deferred income taxes.......................................        18,106          14,865
Shareholders' equity:
  Common stock..............................................         4,882           4,840
  Capital surplus...........................................     1,152,982       1,139,136
  Accumulated deficit.......................................      (136,153)       (269,567)
  Accumulated other comprehensive gain (loss)...............         3,779         (12,177)
  Treasury stock, at cost...................................       (56,168)         (3,266)
                                                                ----------       ---------
    Total shareholders' equity..............................       969,322         858,966
                                                                ----------       ---------
                                                                $1,899,149       1,752,378
                                                                ==========       =========

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -----------------------------   -----------------------------
                                                                 2001            2000            2001            2000
                                                             -------------   -------------   -------------   -------------
                                                                (IN THOUSANDS EXCEPT PRODUCTION AND PER SHARE AMOUNTS)
PRODUCTION
  Natural gas (mmcf).......................................      26,811          28,884          83,311          84,053
                                                               ========         =======         =======         =======
  Oil, condensate and natural gas liquids (thousands of
    barrels)...............................................       2,724           2,873           7,785           8,612
                                                               ========         =======         =======         =======
STATEMENTS OF CONSOLIDATED OPERATIONS
  Revenue:
    Marketing and processing...............................    $ 55,371          67,546         253,941         170,691
    Oil and gas sales:
      Gas..................................................      82,167          91,869         397,775         242,744
      Oil, condensate and natural gas liquids..............      63,575          71,070         192,944         191,342
                                                               --------         -------         -------         -------
        Total oil and gas sales............................     145,742         162,939         590,719         434,086
                                                               --------         -------         -------         -------
          Total revenue....................................     201,113         230,485         844,660         604,777

  Operating expenses:
    Marketing and processing...............................      54,494          67,162         251,441         168,282
    Oil and gas production.................................      52,434          35,317         136,605         101,067
    General and administrative.............................       7,750           7,652          21,032          25,717
    Merger and seismic licensing expense...................       3,763              --           8,261              --
    Depreciation and depletion.............................      60,381          53,029         174,321         153,738
                                                               --------         -------         -------         -------
          Total operating expenses.........................     178,822         163,160         591,660         448,804
                                                               --------         -------         -------         -------
Earnings from operations...................................      22,291          67,325         253,000         155,973
Other income and expense:
    Other (income) expense, net............................         685              46           1,868          (2,000)
    Interest expense.......................................      12,270          14,411          37,763          42,659
    Translation loss on subordinated debt..................       5,465           2,824           7,766           7,638
    Realized gain on derivative instruments, net...........     (11,826)             --         (11,826)             --
    Unrealized (gain) loss on derivative instruments,
      net..................................................       8,881              --          (4,705)             --
                                                               --------         -------         -------         -------
          Total other income and expense...................      15,475          17,281          30,866          48,297
                                                               --------         -------         -------         -------
Earnings before income taxes and extraordinary item........       6,816          50,044         222,134         107,676
Income tax expense:
  Current..................................................         485             325           2,721             631
  Deferred.................................................       3,964          15,925          83,582          31,977
                                                               --------         -------         -------         -------
                                                                  4,449          16,250          86,303          32,608
                                                               --------         -------         -------         -------
Net earnings before extraordinary item.....................       2,367          33,794         135,831          75,068
Extraordinary loss on extinguishment of debt...............        (827)             --          (2,417)             --
                                                               --------         -------         -------         -------
Net earnings...............................................    $  1,540          33,794         133,414          75,068
                                                               ========         =======         =======         =======
Earnings attributable to common stock......................    $  1,540          32,334         133,414          72,037
                                                               ========         =======         =======         =======
Weighted average number of common shares outstanding:
  Basic....................................................      47,182          46,136          47,989          46,150
                                                               ========         =======         =======         =======
  Diluted..................................................      48,476          48,008          49,722          47,335
                                                               ========         =======         =======         =======
Basic earnings per common share:
  Earnings attributable to common stock before
    extraordinary item.....................................    $    .05             .70            2.83            1.56
  Extraordinary loss on extinguishment of debt.............        (.02)             --            (.05)             --
                                                               --------         -------         -------         -------
  Earnings attributable to common stock....................    $    .03             .70            2.78            1.56
                                                               ========         =======         =======         =======
Diluted earnings per common share:
  Earnings attributable to common stock before
    extraordinary item.....................................    $     05             .67            2.73            1.52
  Extraordinary loss on extinguishment of debt.............        (.02)             --            (.05)             --
                                                               --------         -------         -------         -------
  Earnings attributable to common stock....................    $    .03             .67            2.68            1.52
                                                               ========         =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings before extraordinary item....................  $ 135,831     75,068
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and depletion..............................    174,321    153,738
    Amortization of deferred debt costs.....................      1,309      1,114
    Translation loss on subordinated debt...................      7,766      7,638
    Unrealized gain on derivative instruments, net..........     (4,705)        --
    Deferred income tax expense.............................     83,582     31,977
    Stock and stock option compensation.....................         --      2,570
    Other, net..............................................        (54)      (992)
    Decrease (increase) in accounts receivable..............     31,876    (30,351)
    Increase in other current assets........................    (11,102)   (30,764)
    Increase (decrease) in accounts payable.................     46,080    (10,826)
    Decrease in accrued interest and other current
      liabilities...........................................    (55,617)   (16,076)
                                                              ---------   --------
      Net cash provided by operating activities before
        reorganization item.................................    409,287    183,096
    Decrease in accrued reorganization costs................         --    (11,199)
                                                              ---------   --------
      Net cash provided by operating activities after
        reorganization item.................................    409,287    171,897

Cash flows from investing activities:
  Capital expenditures for property and equipment...........   (431,392)  (277,695)
  Proceeds from sales of assets.............................     31,846      8,577
  Increase in other assets, net.............................     (2,497)    (3,514)
                                                              ---------   --------
      Net cash used by investing activities.................   (402,043)  (272,632)

Cash flows from financing activities:
  Proceeds from bank borrowings.............................    687,986    246,907
  Repayments of bank borrowings.............................   (788,238)  (272,283)
  Issuance of 8% senior notes, net of issuance costs........    199,500         --
  Proceeds from issuance of preferred stock.................         --     38,800
  Redemption of 8 3/4% senior subordinated notes............    (67,003)    (4,630)
  Proceeds from the exercise of options and warrants........      8,261      6,291
  Purchase of treasury stock................................    (55,720)    (2,818)
  Decrease in other liabilities, net........................     (1,202)    (2,153)
                                                              ---------   --------
      Net cash provided (used) by financing activities......    (16,416)    10,114

Effect of exchange rate changes on cash.....................       (331)        24
                                                              ---------   --------
Net decrease in cash and cash equivalents...................     (9,503)   (90,597)
Cash and cash equivalents at beginning of period............     14,003     99,661
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   4,500      9,064
                                                              =========   ========
Cash paid (refunded) during the period for:
  Interest..................................................  $  35,398     72,139
  Income taxes..............................................  $   4,512     (3,404)

     See accompanying notes to condensed consolidated financial statements.

                             FOREST OIL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors. For a more complete understanding of Forest's operations and financial position, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission.

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

    The components of total comprehensive income for the periods consist of net earnings, foreign currency translation, changes in the unfunded pension liability, gains (losses) on derivative instruments and unrealized gains (losses) on securities available for sale and are as follows:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   -------------------
                                              2001       2000       2001       2000
                                            --------   --------   --------   --------
                                                         (IN THOUSANDS)
Net earnings..............................  $ 1,540     33,794    133,414     75,068
Other comprehensive income................   14,394        256     15,956      1,018
                                            -------     ------    -------     ------
Total comprehensive income................  $15,934     34,050    149,370     76,086
                                            =======     ======    =======     ======

(2)  NET PROPERTY AND EQUIPMENT

    Components of net property and equipment are as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                              (IN THOUSANDS)
Oil and gas properties..............................   $ 3,399,757       3,020,778
Buildings, transportation and other equipment.......        21,697          21,399
                                                       -----------      ----------
                                                         3,421,454       3,042,177
Less accumulated depreciation, depletion and
  valuation allowance...............................    (1,849,205)     (1,682,421)
                                                       -----------      ----------
                                                       $ 1,572,249       1,359,756
                                                       ===========      ==========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(2)  NET PROPERTY AND EQUIPMENT (CONTINUED)
    The Company uses the full cost method of accounting to report oil and gas operations. Accordingly, the cost to acquire, explore for and develop oil and gas properties is capitalized. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, the amount of the excess must be charged to earnings. This is called a "ceiling limitation writedown." This charge does not impact cash flow from operating activities, but does reduce shareholders' equity. The risk that Forest will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if Forest experiences substantial downward adjustments to estimated proved reserves.

    Based on oil and gas prices in effect on September 30, 2001 ($1.83 per MMBTU for gas and $23.43 per barrel for oil in the United States and $1.97 (CDN) per MMBTU for gas and $31.75 (CDN) per barrel for oil in Canada), the net capitalized costs of the Company's oil and gas properties in both the United States and Canada exceeded the cost center ceiling from its proved oil and gas reserves. However, the Company was not required to record a writedown of oil and gas properties because oil and gas prices increased sufficiently after September 30, 2001 such that the net capitalized costs did not exceed the cost center ceiling.

    Because of the volatility of oil and gas prices and, in particular, the recent relatively low prices for oil and gas, the Company cannot assure you that it will not experience ceiling limitation writedowns in the future. If, for purposes of determining the present value of estimated future net cash flows from proved reserves in the United States at September 30, 2001, the Company had used prices of $1.83 per MMBTU for gas and $23.43 per barrel for oil, there would have been a ceiling limitation writedown of approximately $172,000,000 ($278,000,000, pre-tax) in the United States in the third quarter of 2001. As recently as October 30, 2001, relevant benchmark prices in the United States were $3.10 per MMBTU for gas (Henry Hub Midpoint) and $21.88 per barrel for oil (West Texas Intermediate Cushing). If, for purposes of determining the present value of estimated future net cash flows from proved reserves in Canada at September 30, 2001, the Company had used prices of $1.97 (CDN) per MMBTU for gas and $31.75 (CDN) per barrel for oil, there would have been a ceiling limitation writedown of approximately $29,000,000 CDN ($49,000,000 CDN, pre-tax) in Canada in the third quarter of 2001. As recently as October 30, 2001, relevant benchmark prices in Canada were $3.94 (CDN) per MMBTU for gas (Alberta N.I.T.
gas) and $34.13 (CDN) per barrel for oil (Edmonton Par Oil).

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Goodwill............................................    $ 14,518         15,295
Gas marketing contracts.............................      12,666         13,344
                                                        --------         ------
                                                          27,184         28,639
Less accumulated amortization.......................     (10,095)        (9,227)
                                                        --------         ------
                                                        $ 17,089         19,412
                                                        ========         ======

    Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

(4)  LONG-TERM DEBT

    Components of long-term debt are as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                              (IN THOUSANDS)
U.S. Credit Facility................................     $226,000         305,000
Canadan Credit Facility.............................        6,333          28,690
8% Senior Notes.....................................      200,000              --
8 3/4% Senior Subordinated Notes....................      127,129         192,382
10 1/2% Senior Subordinated Notes...................       96,286          96,162
                                                         --------         -------
                                                         $655,748         622,234
                                                         ========         =======

    In June 2001, the Company issued $200,000,000 of 8% Senior Notes due 2008. The net proceeds were used to repay a portion of the Company's U.S. credit facility.

    In October 2001, Forest issued an additional $65,000,000 principal amount of 8% Senior Notes at 99% of par. The net proceeds were initially used to repay a portion of the Company's U.S. credit facility. Subsequently, borrowings were made under this facility to repurchase approximately $58 million of 8 3/4% Senior Subordinated Notes.

    The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the third quarter and first nine months of 2001, Forest reported

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(4)  LONG-TERM DEBT (CONTINUED)
noncash translation losses of approximately $5,465,000 and $7,766,000, respectively, compared to noncash translation losses of $2,824,000 and $7,638,000 in the third quarter and first nine months of 2000.

(5)  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings attributable to common stock represents net earnings less preferred stock dividends of $1,460,000 and $3,031,000 in the third quarter and first nine months of 2000, respectively.

    Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings before extraordinary items.

    The following sets forth the calculation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                            2001(1)    2000(2)    2001(3)    2000(4)
                                                            --------   --------   --------   --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Earnings before extraordinary loss........................  $ 2,367     33,794    135,831     75,068
Less: preferred stock dividends...........................       --     (1,460)        --     (3,031)
                                                            -------     ------    -------     ------
Earnings before extraordinary loss available to common
  stockholders............................................  $ 2,367     32,334    135,831     72,037
                                                            =======     ======    =======     ======
Weighted average common shares outstanding during the
  period..................................................   47,182     46,136     47,989     46,150
  Add dilutive effects of employee stock options..........      513      1,006        803        675
  Add dilutive effects of warrants........................      781        866        931        510
                                                            -------     ------    -------     ------
Weighted average common shares outstanding including the
  effects of dilutive securities..........................   48,476     48,008     49,722     47,335
                                                            =======     ======    =======     ======
Basic earnings per share before extraordinary item........  $   .05        .70       2.83       1.56
                                                            =======     ======    =======     ======
Diluted earnings per share before extraordinary item......  $   .05        .67       2.73       1.52
                                                            =======     ======    =======     ======

------------------------

(1) At September 30, 2001, options to purchase 2,009,820 shares of common stock at prices ranging from $27.02 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 through 2011.

(2) At September 30, 2000, options to purchase 282,000 shares of common stock at prices ranging from $29.50 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(5)  EARNINGS PER SHARE (CONTINUED)
    average market price of the common stock during the period. These options expire at various dates from 2002 through 2010.

(3) At September 30, 2001, options to purchase 345,250 shares of common stock at prices ranging from $30.75 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2011.

(4) At September 30, 2000, options to purchase 604,850 shares of common stock at prices ranging from $25.25 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2002 to 2010.

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

    In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(6)  FINANCIAL INSTRUMENTS (CONTINUED)
effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. Forest enters into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of September 30, 2001, Forest had the following swaps in place:

                                            NATURAL GAS                   OIL
                                      -----------------------   -----------------------
                                                   AVERAGE                   AVERAGE
                                       BBTU'S    HEDGED PRICE   BARRELS    HEDGED PRICE
                                      PER DAY     PER MMBTU     PER DAY     PER BARREL
                                      --------   ------------   --------   ------------
2001................................    38.1         $3.17       2,000        $26.71
2002................................    57.8         $3.46       3,996        $24.85

    Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference only if the index price is above the ceiling price. Collars are settled in cash, either on a monthly basis or at the end of their terms. By entering into collars the Company effectively provides a floor for the price that it will receive for the related production; however, the collar also establishes a maximum price that the Company will receive for the related production if prices increase above the ceiling price.

    The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of September 30, 2001, the Company had the following collars in place:

                                                       NATURAL GAS
                                      ----------------------------------------------
                                      AVERAGE FLOOR   AVERAGE CEILING
                                          PRICE            PRICE         BBTU'S PER
                                        PER MMBTU        PER MMBTU          DAY
                                      -------------   ---------------   ------------
2001................................      $4.36            $6.45            73.6
2002................................      $4.00            $8.05             2.5

                                                              OIL
                                       -------------------------------------------------
                                       AVERAGE FLOOR   AVERAGE CEILING
                                           PRICE            PRICE
                                          PER BBL          PER BBL       BARRELS PER DAY
                                       -------------   ---------------   ---------------
2001.................................     $25.56            $29.91           10,500

    The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At September 30, 2001 there were basis swaps in place with weighted average volumes of 125.1 BBTU's per day in 2001.

    The Company periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and adjusts this percentage based on assessment of market conditions and the availability of hedging arrangements that meet the Company's criteria. Hedging arrangements

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(6)  FINANCIAL INSTRUMENTS (CONTINUED)
covered 49% and 48% of Forest's consolidated production, on an equivalent basis, during the third quarter and nine months ended September 30, 2001, respectively.

    As discussed above, on January 1, 2001, the Company began accounting for the energy swaps and collars, in accordance with SFAS No. 133. All of Forest's energy swap and collar agreements and a portion of Forest's basis swaps in place at January 1, 2001 have been designated as cash flow hedges. As a result, changes in the fair value of the cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of basis swaps not designated as cash flow hedges are recognized in other income. The increase in fair value of derivative financial instruments included in other comprehensive income during the third quarter and nine months ended September 30, 2001 was $14,308,000 and $30,774,000, respectively. The change in the time value of options and the ineffective portion of derivative financial instruments qualifying as cash flow hedges totaling $(75,000) and $2,407,000 were included in other income (expense) during the third quarter and nine months ended September 30, 2001, respectively. Also included in other income during the third quarter and nine months ended September 30, 2001 are net gains (losses) of $(8,806,000) and $2,298,000, respectively, on basis swaps and other instruments not designated as cash flow hedges.

    The Company expects to transfer approximately $30,774,000 ($19,080,000, net of tax) of the balance in accumulated other comprehensive income to earnings when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2002.

    In connection with the issuance of $200,000,000 8% Senior Notes due 2008, the Company entered into an interest rate swap under which it will pay a variable rate based on six month LIBOR plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 over the term of the senior note issue.

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

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

THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                           MARKETING
                             GULF COAST REGION                                                                AND
                            -------------------   WESTERN                 TOTAL                            PROCESSING     TOTAL
                            OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL       CANADA      COMPANY
                            --------   --------   --------   --------   ---------   --------   ---------   ----------   ---------
                                                                       (IN THOUSANDS)
Revenue...................  $83,782     12,769     15,178     23,098      134,827    11,304      146,131     54,982       201,113
Marketing and processing
  expense.................       --        333         --         --          333        --          333     54,161        54,494
Oil and gas production
  expense.................   22,804      4,938      6,888     13,019       47,649     4,785       52,434         --        52,434
General and administrative
  expense.................    3,570        744        948      1,281        6,543       892        7,435        315         7,750
Depreciation and depletion
  expense.................   42,081      3,530      3,345      5,580       54,536     4,036       58,572        463        59,035
                            --------   -------    -------    -------    ---------   -------    ---------     ------     ---------
Earnings from
  operations..............  $15,327      3,224      3,997      3,218       25,766     1,591       27,357         43        27,400
                            ========   =======    =======    =======    =========   =======    =========     ======     =========
Capital expenditures......  $102,157    15,603     19,193     21,824      158,777    15,246      174,023         --       174,023
                            ========   =======    =======    =======    =========   =======    =========     ======     =========
Property and equipment,
  net.....................  $626,195   271,109    201,108    176,056    1,274,468   223,828    1,498,296         --     1,498,296
                            ========   =======    =======    =======    =========   =======    =========     ======     =========

    Information for Forest's reportable segments relates to the Company's September 30, 2001 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments............    $   27,400
Administrative asset depreciation...........................        (1,346)
Other expense, net..........................................          (685)
Merger and seismic licensing expense........................        (3,763)
Interest expense............................................       (12,270)
Translation loss on subordinated debt.......................        (5,465)
Realized gain on derivative instruments, net................        11,826
Unrealized loss on derivative instruments, net..............        (8,881)
                                                                ----------
Earnings before income taxes and extraordinary item.........    $    6,816
                                                                ==========

CAPITAL EXPENDITURES:
Reportable segments.........................................    $  174,023
International interests.....................................         3,431
Administrative assets and other.............................           623
                                                                ----------
Total capital expenditures..................................    $  178,077
                                                                ==========

PROPERTY AND EQUIPMENT, NET:
Reportable segments.........................................    $1,498,296
International interests.....................................        68,694
Administrative assets, net and other........................         5,259
                                                                ----------
Total property and equipment, net...........................    $1,572,249
                                                                ==========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(7)  BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                           MARKETING
                             GULF COAST REGION                                                                AND
                            -------------------   WESTERN                 TOTAL                            PROCESSING     TOTAL
                            OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL       CANADA      COMPANY
                            --------   --------   --------   --------   ---------   --------   ---------   ----------   ---------
                                                                       (IN THOUSANDS)
Revenue...................  $92,274     12,630     24,848     17,649      147,401    15,460      162,861     67,624       230,485
Marketing and processing
  expense.................       --        237         --         --          237        --          237     66,925        67,162
Oil and gas production
  expense.................   17,540      2,343      5,279      6,615       31,777     3,540       35,317         --        35,317
General and administrative
  expense.................    3,267      1,024      1,400        567        6,258     1,090        7,348        304         7,652
Depreciation and depletion
  expense.................   30,386      5,100      7,433      4,644       47,563     4,574       52,137        815        52,952
                            --------   -------    -------    -------    ---------   -------    ---------     ------     ---------
Earnings (loss) from
  operations..............  $41,081      3,926     10,736      5,823       61,566     6,256       67,822       (420)       67,402
                            ========   =======    =======    =======    =========   =======    =========     ======     =========
Capital expenditures......  $68,463        264      7,248     20,581       96,556    12,165      108,721         --       108,721
                            ========   =======    =======    =======    =========   =======    =========     ======     =========
Property and equipment,
  net.....................  $496,545   261,180    204,542    124,254    1,086,251   192,848    1,279,369         --     1,279,369
                            ========   =======    =======    =======    =========   =======    =========     ======     =========

    Information for Forest's reportable segments relates to the Company's September 30, 2000 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments............    $   67,402
Administrative asset depreciation...........................           (77)
Other expense, net..........................................           (46)
Interest expense............................................       (14,411)
Translation loss on subordinated debt.......................        (2,824)
                                                                ----------
Earnings before income taxes and extraordinary item.........    $   50,044
                                                                ==========

CAPITAL EXPENDITURES:
Reportable segments.........................................    $  108,721
International interests.....................................         5,926
Administrative assets and other.............................           515
                                                                ----------
Total capital expenditures..................................    $  115,162
                                                                ==========

PROPERTY AND EQUIPMENT, NET:
Reportable segments.........................................    $1,279,369
International interests.....................................        32,656
Administrative assets, net and other........................         7,638
                                                                ----------
Total property and equipment, net...........................    $1,319,663
                                                                ==========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(7)  BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                           MARKETING
                             GULF COAST REGION                                                                AND
                            -------------------   WESTERN                 TOTAL                            PROCESSING     TOTAL
                            OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL       CANADA      COMPANY
                            --------   --------   --------   --------   ---------   --------   ---------   ----------   ---------
                                                                       (IN THOUSANDS)
Revenue...................  $366,995    53,440     66,660     57,335      544,430    47,074      591,504    253,156       844,660
Marketing and processing
  expense.................       --      1,070         --         --        1,070        --        1,070    250,371       251,441
Oil and gas production
  expense.................   64,580     13,949     18,553     26,937      124,019    12,586      136,605         --       136,605
General and administrative
  expense.................    9,116      2,082      2,797      3,299       17,294     2,705       19,999      1,033        21,032
Depreciation and depletion
  expense.................  120,219     11,232     12,310     12,885      156,646    13,098      169,744      1,405       171,149
                            --------   -------    -------    -------    ---------   -------    ---------    -------     ---------
Earnings from
  operations..............  $173,080    25,107     33,000     14,214      245,401    18,685      264,086        347       264,433
                            ========   =======    =======    =======    =========   =======    =========    =======     =========
Capital expenditures......  $237,010    28,243     29,861     56,420      351,534    46,468      398,002         --       398,002
                            ========   =======    =======    =======    =========   =======    =========    =======     =========
Property and equipment,
  net.....................  $626,195   271,109    201,108    176,056    1,274,468   223,828    1,498,296         --     1,498,296
                            ========   =======    =======    =======    =========   =======    =========    =======     =========

    Information for Forest's reportable segments relates to the Company's September 30, 2001 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments............    $  264,433
Administrative asset depreciation...........................        (3,172)
Other expense, net..........................................        (1,868)
Merger and seismic licensing expense........................        (8,261)
Interest expense............................................       (37,763)
Translation loss on subordinated debt.......................        (7,766)
Realized gain on derivative instruments, net................        11,826
Unrealized gain on derivative instruments, net..............         4,705
                                                                ----------
Earnings before income taxes and extraordinary item.........    $  222,134
                                                                ==========

CAPITAL EXPENDITURES:
Reportable segments.........................................    $  398,002
International interests.....................................        30,332
Administrative assets and other.............................         3,058
                                                                ----------
Total capital expenditures..................................    $  431,392
                                                                ==========

PROPERTY AND EQUIPMENT, NET:
Reportable segments.........................................    $1,498,296
International interests.....................................        68,694
Administrative assets, net and other........................         5,259
                                                                ----------
Total property and equipment, net...........................    $1,572,249
                                                                ==========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(7)  BUSINESS AND GEOGRAPHICAL SEGMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                           MARKETING
                             GULF COAST REGION                                                                AND
                            -------------------   WESTERN                 TOTAL                            PROCESSING     TOTAL
                            OFFSHORE   ONSHORE     REGION     ALASKA      U.S.       CANADA      TOTAL       CANADA      COMPANY
                            --------   --------   --------   --------   ---------   --------   ---------   ----------   ---------
                                                                       (IN THOUSANDS)
Revenue...................  $240,762    36,797     67,559     47,463      392,581    42,347      434,928    169,849       604,777
Marketing and processing
  expense.................       --        664         --         --          664        --          664    167,618       168,282
Oil and gas production
  expense.................   47,615      8,891     19,304     16,184       91,994     9,073      101,067         --       101,067
General and administrative
  expense.................   11,689      3,085      4,289      2,507       21,570     3,074       24,644      1,073        25,717
Depreciation and depletion
  expense.................   86,967     15,904     20,282     14,594      137,747    13,387      151,134      1,801       152,935
                            --------   -------    -------    -------    ---------   -------    ---------    -------     ---------
Earnings (loss) from
  operations..............  $94,491      8,253     23,684     14,178      140,606    16,813      157,419       (643)      156,776
                            ========   =======    =======    =======    =========   =======    =========    =======     =========
Capital expenditures......  $164,353     5,450     17,432     41,948      229,183    36,622      265,805         --       265,805
                            ========   =======    =======    =======    =========   =======    =========    =======     =========
Property and equipment,
  net.....................  $496,545   261,180    204,542    124,254    1,086,521   192,848    1,279,369         --     1,279,369
                            ========   =======    =======    =======    =========   =======    =========    =======     =========

    Information for Forest's reportable segments relates to the Company's September 30, 2000 consolidated totals as follows:

                                                              (IN THOUSANDS)
                                                              --------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments............    $  156,776
Administrative asset depreciation...........................          (803)
Other income, net...........................................         2,000
Interest expense............................................       (42,659)
Translation loss on subordinated debt.......................        (7,638)
                                                                ----------
Earnings before income taxes and extraordinary item.........    $  107,676
                                                                ==========

CAPITAL EXPENDITURES:
Reportable segments.........................................    $  265,805
International interests.....................................        10,657
Administrative assets and other.............................         1,233
                                                                ----------
Total capital expenditures..................................    $  277,695
                                                                ==========

PROPERTY AND EQUIPMENT, NET:
Reportable segments.........................................    $1,279,369
International interests.....................................        32,656
Administrative assets, net and other........................         7,638
                                                                ----------
Total property and equipment, net...........................    $1,319,663
                                                                ==========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

    The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2001

                                                        CANADIAN    PRODUCERS                 CONSOLIDATED
                                         FOREST OIL    FOREST OIL   MARKETING   ELIMINATING    FOREST OIL
                                         CORPORATION      LTD.        LTD.        ENTRIES     CORPORATION
                                         -----------   ----------   ---------   -----------   ------------
                                                                  (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents............  $    4,500           70        (70)            --          4,500
  Accounts receivable..................     139,396        9,444     20,381             --        169,221
  Derivative instruments...............      34,237           --         --             --         34,237
  Other current assets.................      33,751          772                        --         34,523
                                         ----------      -------     ------       --------      ---------
    Total current assets...............     211,884       10,286     20,311             --        242,481

Net property and equipment, at cost,
  full cost method.....................   1,353,063      219,164         22             --      1,572,249
Deferred income taxes..................      46,922           --         --             --         46,922
Goodwill and other intangible assets,
  net..................................          --           --     17,089             --         17,089
Intercompany investments...............     148,046       25,713         --       (173,759)            --
Other assets...........................      18,649        1,759         --             --         20,408
                                         ----------      -------     ------       --------      ---------
                                         $1,778,564      256,922     37,422       (173,759)     1,899,149
                                         ==========      =======     ======       ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................  $  168,391       18,573     16,102             --        203,066
  Accrued interest.....................       6,350          492         --             --          6,842
  Current portion of deferred tax
    liability..........................      10,534           --         --             --         10,534
  Other current liabilities............      19,014          962         27             --         20,003
                                         ----------      -------     ------       --------      ---------
    Total current liabilities..........     204,289       20,027     16,129             --        240,445

Long-term debt.........................     522,286      133,462         --             --        655,748
Other liabilities......................      15,646         (118)        --             --         15,528
Deferred income taxes..................          --       28,023     (9,917)            --         18,106

Shareholders' equity:
  Common stock.........................       4,882      148,046     25,265       (173,311)         4,882
  Capital surplus......................   1,152,982           --         --             --      1,152,982
  Accumulated deficit..................     (77,155)     (69,249)    10,251             --       (136,153)
  Accumulated other comprehensive
    loss...............................      11,354       (3,269)    (4,306)            --          3,779
  Treasury stock, at cost..............     (55,720)          --         --           (448)       (56,168)
                                         ----------      -------     ------       --------      ---------
    Total shareholders' equity.........   1,036,343       75,528     31,210       (173,759)       969,322
                                         ----------      -------     ------       --------      ---------
                                         $1,778,564      256,922     37,422       (173,759)     1,899,149
                                         ==========      =======     ======       ========      =========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                   CANADIAN    PRODUCERS   CONSOLIDATED
                                                    FOREST OIL    FOREST OIL   MARKETING    FOREST OIL
                                                    CORPORATION      LTD.        LTD.      CORPORATION
                                                    -----------   ----------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenue:
  Marketing and processing........................   $    389           --      54,982         55,371
  Oil and gas sales:
    Gas...........................................     77,916        4,251          --         82,167
    Oil, condensate and natural gas liquids.......     56,688        6,887          --         63,575
                                                     --------       ------      ------        -------
      Total oil and gas sales.....................    134,604       11,138          --        145,742
                                                     --------       ------      ------        -------
        Total revenue.............................    134,993       11,138      54,982        201,113

Expenses:
  Marketing and processing........................        333           --      54,161         54,494
  Oil and gas production..........................     47,649        4,785          --         52,434
  General and administrative......................      6,543          867         340          7,750
  Merger and seismic licensing expense............      3,763           --          --          3,763
  Depreciation and depletion......................     55,337        4,581         463         60,381
                                                     --------       ------      ------        -------
        Total operating expenses..................    113,625       10,233      54,964        178,822
                                                     --------       ------      ------        -------
Earnings from operations..........................     21,368          905          18         22,291

Other income and expense:
  Other (income) expense, net.....................        683           17         (15)           685
  Interest expense................................      9,012        3,258          --         12,270
  Translation gain on subordinated debt...........         --        5,465          --          5,465
  Realized gain on derivative instruments, net....    (11,826)          --          --        (11,826)
  Unrealized loss on derivative instruments,
    net...........................................      8,881           --          --          8,881
                                                     --------       ------      ------        -------
        Total other income and expense............      6,750        8,740         (15)        15,475
                                                     --------       ------      ------        -------
Earnings (loss) before income taxes and
  extraordinary item..............................     14,618       (7,835)         33          6,816

Income tax expense:
  Current.........................................        369          103          13            485
  Deferred........................................      3,602           86         276          3,964
                                                     --------       ------      ------        -------
                                                        3,971          189         289          4,449
                                                     --------       ------      ------        -------
Earnings (loss) before extraordinary item.........     10,647       (8,024)       (256)         2,367
Extraordinary loss on extinguishment of debt......         --         (827)         --           (827)
                                                     --------       ------      ------        -------
Net earnings (loss)...............................   $ 10,647       (8,851)       (256)         1,540
                                                     ========       ======      ======        =======

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                   CANADIAN    PRODUCERS   CONSOLIDATED
                                                    FOREST OIL    FOREST OIL   MARKETING    FOREST OIL
                                                    CORPORATION      LTD.        LTD.      CORPORATION
                                                    -----------   ----------   ---------   ------------
                                                                      (IN THOUSANDS)
Revenue:
  Marketing and processing........................   $    785           --      253,156       253,941
  Oil and gas sales:
    Gas...........................................    374,689       23,086           --       397,775
    Oil, condensate and natural gas liquids.......    169,107       23,837           --       192,944
                                                     --------       ------      -------       -------
      Total oil and gas sales.....................    543,796       46,923           --       590,719
                                                     --------       ------      -------       -------
        Total revenue.............................    544,581       46,923      253,156       844,660

Expenses:
  Marketing and processing........................      1,070           --      250,371       251,441
  Oil and gas production..........................    124,019       12,586           --       136,605
  General and administrative......................     17,294        2,680        1,058        21,032
  Merger and seismic licensing expense............      8,261           --           --         8,261
  Depreciation and depletion......................    158,187       14,729        1,405       174,321
                                                     --------       ------      -------       -------
        Total operating expenses..................    308,831       29,995      252,834       591,660
                                                     --------       ------      -------       -------
Earnings from operations..........................    235,750       16,928          322       253,000

Other income and expense:
  Other (income) expense, net.....................      1,700          241          (73)        1,868
  Interest expense................................     25,239       12,524           --        37,763
  Translation loss on subordinated debt...........         --        7,766           --         7,766
  Realized gain on derivative instruments, net....    (11,826)          --           --       (11,826)
  Unrealized gain on derivative instruments,
    net...........................................     (4,705)          --           --        (4,705)
                                                     --------       ------      -------       -------
        Total other income and expense............     10,408       20,531          (73)       30,866
                                                     --------       ------      -------       -------
Earnings (loss) before income taxes and
  extraordinary item..............................    225,342       (3,603)         395       222,134

Income tax expense:
  Current.........................................      2,462          225           34         2,721
  Deferred........................................     79,387        3,238          957        83,582
                                                     --------       ------      -------       -------
                                                       81,849        3,463          991        86,303
                                                     --------       ------      -------       -------
Earnings (loss) before extraordinary item.........    143,493       (7,066)        (596)      135,831
Extraordinary loss on extinguishment of debt......         --       (2,417)          --        (2,417)
                                                     --------       ------      -------       -------
Net earnings (loss)...............................   $143,493       (9,483)        (596)      133,414
                                                     ========       ======      =======       =======

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                         CANADIAN    PRODUCERS   CONSOLIDATED
                                                          FOREST OIL    FOREST OIL   MARKETING    FOREST OIL
                                                          CORPORATION      LTD.        LTD.      CORPORATION
                                                          -----------   ----------   ---------   ------------
                                                                            (IN THOUSANDS)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item...........   $ 143,493       (7,066)       (596)      135,831
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and depletion............................     158,187       14,729       1,405       174,321
  Amortization of deferred debt costs...................         991          318          --         1,309
  Translation loss on subordinated notes................          --        7,766          --         7,766
  Unrealized gain on derivative instruments, net........      (4,705)          --          --        (4,705)
  Deferred income tax expense...........................      79,387        3,238         957        83,582
  Other, net............................................         (53)          (5)          4           (54)
  Decrease (increase) in accounts receivable............       2,509       (2,322)     31,689        31,876
  Decrease (increase) in other current assets...........     (11,367)        (135)        400       (11,102)
  Increase (decrease) in accounts payable...............      44,787       35,125     (33,832)       46,080
  Increase (decrease) in accrued interest and other
    current liabilities.................................     (19,684)     (35,954)         21       (55,617)
                                                           ---------      -------     -------      --------
    Net cash provided by operating activities...........     393,545       15,694          48       409,287

Cash flows from investing activities:
  Capital expenditures for property and equipment.......    (384,662)     (46,730)         --      (431,392)
  Proceeds from sale of assets..........................      31,681          165          --        31,846
  Increase in other assets, net.........................      (2,497)          --          --        (2,497)
                                                           ---------      -------     -------      --------
    Net cash used by investing activities...............    (355,478)     (46,565)         --      (402,043)

Cash flows from financing activities:
  Proceeds from bank borrowings.........................     675,000       12,986          --       687,986
  Repayments of bank borrowings.........................    (754,000)     (34,238)         --      (788,238)
  Issuance of 8% senior notes, net of issuance costs....     199,500           --          --       199,500
  Redemption of 8 3/4% senior subordinated notes........          --      (67,003)         --       (67,003)
  Proceeds from the exercise of options and warrants....       8,261           --          --         8,261
  Purchase of treasury stock............................     (55,720)          --          --       (55,720)
  Decrease in other liabilities, net....................      (1,160)         (42)         --        (1,202)
                                                           ---------      -------     -------      --------
    Net cash provided (used) by financing activities....      71,881      (88,297)         --       (16,416)

Intercompany advances, net..............................    (120,209)     120,209          --            --
Effect of exchange rate changes on cash.................         (17)        (312)         (2)         (331)
                                                           ---------      -------     -------      --------
Net increase (decrease) in cash and cash equivalents....     (10,278)         729          46        (9,503)
Cash and cash equivalents at beginning of year..........      14,778         (659)       (116)       14,003
                                                           ---------      -------     -------      --------
Cash and cash equivalents at end of year................   $   4,500           70         (70)        4,500
                                                           =========      =======     =======      ========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2000

                                                        CANADIAN    PRODUCERS                 CONSOLIDATED
                                         FOREST OIL    FOREST OIL   MARKETING   ELIMINATING    FOREST OIL
                                         CORPORATION      LTD.        LTD.        ENTRIES     CORPORATION
                                         -----------   ----------   ---------   -----------   ------------
                                                                  (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents............  $   14,778         (659)       (116)          --          14,003
  Accounts receivable..................     141,932        7,349      53,964           --         203,245
  Other current assets.................      20,039        1,106         435           --          21,580
                                         ----------      -------     -------      -------       ---------
    Total current assets...............     176,749        7,796      54,283           --         238,828

Net property and equipment, at cost,
  full cost method.....................   1,161,420      198,276          60           --       1,359,756
Deferred income taxes..................     119,300           --          --           --         119,300
Goodwill and other intangible assets,
  net..................................          --           --      19,412           --          19,412
Intercompany investments...............      27,840       25,713          --      (53,553)             --
Other assets...........................      12,096        2,986          --           --          15,082
                                         ----------      -------     -------      -------       ---------
                                         $1,497,405      234,771      73,755      (53,553)      1,752,378
                                         ==========      =======     =======      =======       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................  $  123,944       16,569      51,687           --         192,200
  Accrued interest.....................       6,393        5,043          --           --          11,436
  Other current liabilities............      35,443          852           6           --          36,301
                                         ----------      -------     -------      -------       ---------

    Total current liabilities..........     165,780       22,464      51,693           --         239,937

Long-term debt.........................     401,162      221,072          --           --         622,234
Other liabilities......................      16,458          (82)         --           --          16,376
Deferred income taxes..................          --       26,300     (11,435)          --          14,865

Shareholders' equity
  Common stock.........................       4,840       27,840      25,265      (53,105)          4,840
  Capital surplus......................   1,139,136           --          --           --       1,139,136
  Accumulated deficit..................    (220,648)     (59,766)     10,847           --        (269,567)
  Accumulated other comprehensive
    loss...............................      (6,505)      (3,057)     (2,615)          --         (12,177)
  Treasury stock, at cost..............      (2,818)          --          --         (448)         (3,266)
                                         ----------      -------     -------      -------       ---------
    Total shareholders' equity.........     914,005      (34,983)     33,497      (53,553)        858,966
                                         ----------      -------     -------      -------       ---------
                                         $1,497,405      234,771      73,755      (53,553)      1,752,378
                                         ==========      =======     =======      =======       =========

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                               CANADIAN    PRODUCERS                 CONSOLIDATED
                                                FOREST OIL    FOREST OIL   MARKETING   ELIMINATING    FOREST OIL
                                                CORPORATION      LTD.        LTD.        ENTRIES     CORPORATION
                                                -----------   ----------   ---------   -----------   ------------
                                                                         (IN THOUSANDS)
Revenue:
  Marketing and processing....................   $    (78)          --      67,624          --           67,546
  Oil and gas sales:
    Gas.......................................     83,883        8,506        (520)         --           91,869
    Oil, condensate and natural gas liquids...     60,066       10,484         520          --           71,070
                                                 --------       ------      ------         ---          -------
      Total oil and gas sales.................    143,949       18,990          --          --          162,939
                                                 --------       ------      ------         ---          -------
        Total revenue.........................    143,871       18,990      67,624          --          230,485

Expenses:
  Marketing and processing....................        237           --      66,925          --           67,162
  Oil and gas production......................     31,777        3,540          --          --           35,317
  General and administrative..................      6,258        1,090         304          --            7,652
  Depreciation and depletion..................     47,892        4,650         487          --           53,029
                                                 --------       ------      ------         ---          -------
        Total operating expenses..............     86,164        9,280      67,716          --          163,160
                                                 --------       ------      ------         ---          -------
Earnings (loss) from operations...............     57,707        9,710         (92)         --           67,325

Other income and expense:
  Other expense (income), net.................       (230)         317         (50)          9               46
  Interest expense............................      9,362        5,049           9          (9)          14,411
  Translation loss on subordinated debt.......         --        2,824          --          --            2,824
                                                 --------       ------      ------         ---          -------
        Total other income and expense........      9,132        8,190         (41)         --           17,281
                                                 --------       ------      ------         ---          -------
Earnings (loss) before income taxes...........     48,575        1,520         (51)         --           50,044

Income tax expense (benefit):
  Current.....................................        143          149          33          --              325
  Deferred....................................     13,583        2,382         (40)         --           15,925
                                                 --------       ------      ------         ---          -------
                                                   13,726        2,531          (7)         --           16,250
                                                 --------       ------      ------         ---          -------
Net earnings (loss)...........................   $ 34,849       (1,011)        (44)         --           33,794
                                                 ========       ======      ======         ===          =======
Earnings (loss) attributable to common
  stock.......................................   $ 33,389       (1,011)        (44)         --           32,334
                                                 ========       ======      ======         ===          =======

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                         CANADIAN    PRODUCERS                 CONSOLIDATED
                                          FOREST OIL    FOREST OIL   MARKETING   ELIMINATING    FOREST OIL
                                          CORPORATION      LTD.        LTD.        ENTRIES     CORPORATION
                                          -----------   ----------   ---------   -----------   ------------
                                                                   (IN THOUSANDS)
Revenue:
  Marketing and processing..............   $    842            --     169,849          --         170,691
  Oil and gas sales:
    Gas.................................    221,523        20,747         474          --         242,744
    Oil, condensate and natural gas
      liquids...........................    163,046        27,776         520          --         191,342
                                           --------       -------     -------        ----         -------
      Total oil and gas sales...........    384,569        48,523         994          --         434,086
                                           --------       -------     -------        ----         -------
        Total revenue...................    385,411        48,523     170,843          --         604,777

Expenses:
  Marketing and processing..............        664            --     167,618          --         168,282
  Oil and gas production................     91,994         8,997          76          --         101,067
  General and administrative............     21,570         3,074       1,073          --          25,717
  Depreciation and depletion............    138,675        13,262       1,801          --         153,738
                                           --------       -------     -------        ----         -------
        Total operating expenses........    252,903        25,333     170,568          --         448,804
                                           --------       -------     -------        ----         -------
Earnings from operations................    132,508        23,190         275          --         155,973

Other income and expense:
  Other (income) expense, net...........     (2,022)       (5,530)      5,179         373          (2,000)
  Interest expense......................     27,364        15,295         373        (373)         42,659
  Translation loss on subordinated
    debt................................         --         7,638          --          --           7,638
                                           --------       -------     -------        ----         -------
        Total other income and
          expense.......................     25,342        17,403       5,552          --          48,297
                                           --------       -------     -------        ----         -------
Earnings (loss) before income taxes.....    107,166         5,787      (5,277)         --         107,676

Income tax expense (benefit):
  Current...............................        143           387         101          --             631
  Deferred..............................     28,221        23,139     (19,383)         --          31,977
                                           --------       -------     -------        ----         -------
                                             28,364        23,526     (19,282)         --          32,608
                                           --------       -------     -------        ----         -------
Net earnings (loss).....................   $ 78,802       (17,739)     14,005          --          75,068
                                           ========       =======     =======        ====         =======
Earnings (loss) attributable to common
  stock.................................   $ 75,771       (17,739)     14,005          --          72,037
                                           ========       =======     =======        ====         =======

                             FOREST OIL CORPORATION

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                  (UNAUDITED)

(8)  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                         CANADIAN    PRODUCERS   CONSOLIDATED
                                                          FOREST OIL    FOREST OIL   MARKETING    FOREST OIL
                                                          CORPORATION      LTD.        LTD.      CORPORATION
                                                          -----------   ----------   ---------   ------------
                                                                            (IN THOUSANDS)
Cash flow from operating activities:
Net earnings (loss).....................................   $  78,802      (17,739)     14,005        75,068
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and depletion............................     138,675       13,262       1,801       153,738
  Amortization of deferred debt costs...................         817          297          --         1,114
  Translation loss on subordinated notes................          --        7,638          --         7,638
  Deferred income tax expense (benefit).................      28,221       23,139     (19,383)       31,977
  Stock and stock option compensation...................       2,570           --          --         2,570
  Other, net............................................        (701)        (293)          2          (992)
  Increase in accounts receivable.......................     (15,582)      (6,918)     (7,851)      (30,351)
  Decrease (increase) in other current assets...........     (34,368)       1,275       2,329       (30,764)
  Increase (decrease) in accounts payable...............     (13,691)      (9,566)     12,431       (10,826)
  Increase (decrease) in accrued interest and other
    current liabilities.................................     (20,555)       4,474           5       (16,076)
                                                           ---------      -------     -------      --------
    Net cash provided by operating activities before
      reorganization item...............................     164,188       15,569       3,339       183,096
  Decrease in accrued reorganization costs..............     (11,199)          --          --       (11,199)
                                                           ---------      -------     -------      --------
  Net cash provided by operating activities after
    reorganization item.................................     152,989       15,569       3,339       171,897

Cash flows from investing activities:
  Capital expenditures for property and equipment.......    (240,932)     (36,763)         --      (277,695)
  Proceeds from sale of assets..........................       6,862        1,715          --         8,577
  Increase in other assets, net.........................      (3,514))         --          --        (3,514)
                                                           ---------      -------     -------      --------
    Net cash used by investing activities...............    (237,584)     (35,048)         --      (272,632)

Cash flows from financing activities:
  Proceeds from bank borrowings.........................     234,657       12,250          --       246,907
  Repayments of bank borrowings.........................    (263,530)      (8,753)         --      (272,283)
  Proceeds from issuance of preferred stock.............      38,800           --          --        38,800
  Redemption of 8 3/4% Senior Secured Notes.............          --       (4,630)         --        (4,630)
  Proceeds from exercise of options.....................       6,291           --          --         6,291
  Purchase of treasury stock............................      (2,818)          --          --        (2,818)
  Decrease in other liabilities, net....................      (1,789)        (364)         --        (2,153)
                                                           ---------      -------     -------      --------
    Net cash provided (used) by financing activities....      11,611       (1,497)         --        10,114

Intercompany advances, net..............................     (20,429)      21,054        (625)           --
Effect of exchange rate changes on cash.................          28           23         (27)           24
                                                           ---------      -------     -------      --------
Net increase (decrease) in cash and cash equivalents....     (93,385)         101       2,687       (90,597)
Cash and cash equivalents at beginning of year..........     100,136         (343)       (132)       99,661
                                                           ---------      -------     -------      --------
Cash and cash equivalents at end of year................   $   6,751         (242)      2,555         9,064
                                                           =========      =======     =======      ========

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 2001

    Net earnings for the third quarter of 2001 were $1,540,000 compared to net earnings of $33,794,000 in the corresponding period of 2000. Adjusted for unusual or non-recurring items and the related income tax effects, earnings were $15,671,000 in 2001 compared to $36,618,000 in 2000. The unusual or non-recurring items, net of related income tax effects, consist of merger-related expenses of $2,333,000 in 2001; noncash foreign currency translation losses of $5,465,000 in 2001 and $2,824,000 in 2000; a noncash unrealized loss on accounting for derivatives of $5,506,000 in 2001; and an extraordinary loss on extinguishment of debt of $827,000 in 2001. The decrease in earnings was due primarily to lower production volumes and higher operating expense.

    Marketing and processing revenue decreased by 18% to $55,371,000 in the third quarter of 2001 from $67,546,000 in the third quarter of 2000, and the related marketing and processing expense decreased by 19% to $54,494,000 in the third quarter of 2001 from $67,162,000 in the corresponding period of 2000. The gross margin for marketing and processing activities increased by 128% to $877,000 in the third quarter of 2001 from $384,000 in the third quarter of 2000. The increase in the margin is due primarily to an increase in processing income in the United States.

    Oil and gas sales revenue decreased by 11% to $145,742,000 in the third quarter of 2001 from $162,939,000 in the third quarter of 2000. The average sales prices received for natural gas and liquids in the third quarter of 2001 decreased 4% and 6%, respectively, compared to the prices received in the third quarter of 2000. Daily natural gas and liquids production decreased 7% and 5%, respectively, in the third quarter of 2001 from the third quarter of 2000.

    Oil and gas production expense increased by 48% to $52,434,000 in the third quarter of 2001 from $35,317,000 in the third quarter of 2000. On an MCFE basis, production expense was $1.22 per MCFE in the third quarter of 2001 compared to $.77 per MCFE in the third quarter of 2000. There were several factors that had a negative impact on operating expense during the quarter:

    - Due to significant additional oil production in Alaska, the Company incurred one-time expense of approximately $4 million to refurbish and upgrade field level pipelines to handle the increased volumes.

    - Gathering and transportation costs were approximately $1.0 million higher than those reported in the third quarter of 2000, due primarily to increased Alaskan oil production.

    - Expenses related to non-operated properties were approximately
      $1.5 million higher than anticipated due to prior period charges related to properties acquired in the merger.

    - One-time charges of approximately $2.0 million were incurred for structural improvements to acquired properties in the Gulf of Mexico.

    Production volumes, weighted average sales prices and production expenses for the three months ended September 30, 2001 and 2000 for Forest and its subsidiaries were as follows:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ---------------------
                                                              2001        2000
                                                            ---------   ---------
NATURAL GAS
  Production (MMCF):
    United States.........................................    24,334      26,053
    Canada................................................     2,477       2,831
                                                             -------     -------
      Total...............................................    26,811      28,884
  Sales price received (per MCF)..........................   $  2.74        4.11
  Effects of energy swaps and collars (per MCF) (1).......       .32        (.93)
                                                             -------     -------
  Average sales price (per MCF)...........................   $  3.06        3.18

LIQUIDS
Oil and condensate:
  Production (MBBLS)......................................     2,360       2,458
  Sales price received (per BBL)..........................   $ 24.61       30.28
  Effects of energy swaps and collars (per BBL) (1).......       .31       (4.69)
                                                             -------     -------
  Average sales price (per BBL)...........................   $ 24.92       25.59

Natural gas liquids:
  Production (MBBLS)......................................       364         415
  Average sales price (per BBL)...........................   $ 13.10       19.71

Total liquids production (MBBLS):
    United States.........................................     2,386       2,480
    Canada................................................       338         393
                                                             -------     -------
      Total...............................................     2,724       2,873
  Average sales price (per BBL)...........................   $ 23.34       24.74

TOTAL PRODUCTION
Production volumes (MMCFE)................................    43,155      46,122
Average sales price (per MCFE)............................   $  3.38        3.54
Operating expense (per MCFE)..............................     (1.22)       (.77)
                                                             -------     -------
Netback (per MCFE)........................................   $  2.16        2.77
                                                             =======     =======

------------------------

(1) Energy swaps and collars were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 14,261 MMCF and 15,371 MMCF in 2001 and 2000, respectively. Hedged oil and condensate volumes were 1,150 MBBLS and 1,549 MBBLS in 2001 and 2000, respectively. The aggregate net gains (losses) under energy swap agreements were $9,186,000 and $(38,399,000) for the three months ended September 30, 2001 and 2000, respectively, and were accounted for as increases (reductions) to oil and gas sales.

    General and administrative expense increased 1% to $7,750,000 in the third quarter of 2001 compared to $7,652,000 in the third quarter of 2000. General and administrative expense was $.18 per MCFE and $.17 per MCFE for the third quarters of 2001 and 2000, respectively. Total overhead costs (capitalized and expensed general and administrative costs) increased 5% to $13,075,000 in the third quarter of 2001 compared to $12,481,000 in the third quarter of 2000 due primarily to increased professional service costs, office expense and insurance expense, offset partially by higher credits for exploration and development activities due to increased capital spending and higher credits for production operations.

    Merger and seismic licensing expense was $3,763,000 in the third quarter of 2001. These costs include severance paid to terminated employees, office closure costs, employee relocation costs and other consulting costs related to the Forcenergy merger.

    Depreciation and depletion expense increased 14% to $60,381,000 in the third quarter of 2001 from $53,029,000 in the third quarter of 2000. The depletion rate increased to $1.37 per MCFE in the third quarter of 2001 compared to $1.13 per MCFE in the third quarter of 2000. The increase in the per-unit rate was due primarily to capital spending and higher future development costs.

    Other expense of $685,000 in the third quarter of 2001 was due primarily to writeoffs of items associated with the merger with Forcenergy.

    Interest expense of $12,270,000 in the third quarter of 2001 decreased $2,141,000 or 15% compared to the third quarter of 2000, due primarily to lower overall average debt balances as well as lower rates on variable rate debt.

    There was a foreign currency translation loss of $5,465,000 in the third quarter of 2001 compared to a foreign currency translation loss of $2,824,000 in the third quarter of 2000. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6333 per $1.00 U.S. at September 30, 2001 compared to $.6589 at June 30, 2001. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

    There was a realized gain on derivative instruments of $11,826,000 and an unrealized loss on derivative instruments of $8,881,000 in the third quarter of 2001. These amounts were recorded to other income and expense under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which Forest adopted on January 1, 2001.

    There was current income tax expense of $485,000 in the third quarter of 2001 compared to current income tax expense of $325,000 in the third quarter of 2000. Deferred income tax expense of $3,964,000 was recognized in the third quarter of 2001 compared to deferred income tax expense of $15,925,000 in the third quarter of 2000. The decrease in deferred tax expense is due primarily to decreased pre-tax profitability.

    There was an extraordinary loss on extinguishment of debt in the third quarter of 2001 of $827,000 (net of tax), which resulted from the redemption of $26,640,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 102% of par value.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

    Net earnings for the first nine months of 2001 were $133,414,000 compared to $75,068,000 in the corresponding period of 2000. Adjusted for unusual or non-recurring items and the related income tax effects, earnings were $145,802,000 in 2001 compared to $82,706,000 in 2000. The unusual and non-recurring items, net of related income tax effects, consist of merger-related expenses of $5,122,000 in 2001; noncash foreign currency translation losses of $7,766,000 in 2001 and $7,638,000 in 2000; a noncash unrealized gain on accounting for derivatives of $2,917,000 in 2001; and an extraordinary loss on extinguishment of debt of $2,417,000 in 2001. The increase in earnings for the first nine months of 2001 is due primarily to higher product prices.

    Marketing and processing revenue increased by 49% to $253,941,000 in the first nine months of 2001 from $170,691,000 in the first nine months of 2000, and the related marketing and processing expense increased by 49% to $251,441,000 in the first nine months of 2001 from $168,282,000 in the corresponding period of 2000. The gross margin for marketing and processing activities increased 4% to

$2,500,000 in the first nine months of 2001 from $2,409,000 in the first nine months of 2000 due primarily to an increased contribution from marketing activities in Canada.

    Oil and gas sales revenue increased by 36% to $590,719,000 in the first nine months of 2001 from $434,086,000 in the first nine months of 2000. The average sales prices received for natural gas and liquids in the first nine months of 2001 increased 65% and 12%, respectively, compared to the prices received in the first nine months of 2000. Natural gas and liquids production for the first nine months of 2001 was 1% and 10% lower, respectively, compared to the production reported in the corresponding 2000 period.

    Oil and gas production expense increased by 35% to $136,605,000 in the first nine months of 2001 from $101,067,000 in the first nine months of 2000. On an MCFE basis, production expense was $1.05 per MCFE in the first nine months of 2001 compared to $.74 per MCFE in the first nine months of 2000. The increase in the per-unit rate was due to increased service and transportation costs, higher ad valorem tax expense and increased workover activity.

    Production volumes, weighted average sales prices and production expenses for the nine months ended September 30, 2001 and 2000 for Forest and its subsidiaries were as follows:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
NATURAL GAS
  Production (MMCF):
    United States.......................................    75,349     75,127
    Canada..............................................     7,962      8,926
                                                          --------   --------
      Total.............................................    83,311     84,053
  Sales price received (per MCF)........................  $   4.72       3.34
  Effects of energy swaps and collars (per MCF)(1)......       .05       (.45)
                                                          --------   --------
  Average sales price (per MCF).........................  $   4.77       2.89

LIQUIDS
Oil and condensate:
  Production (MBBLS)....................................     6,794      7,461
  Sales price received (per BBL)........................  $  25.80      28.13
  Effects of energy swaps and collars (per BBL)(1)......      (.09)     (5.20)
                                                          --------   --------
  Average sales price (per BBL).........................  $  25.71      22.93

Natural gas liquids:
  Production (MBBLS)....................................       991      1,151
  Average sales price (per BBL).........................  $  18.41      17.60

Total liquids production (MBBLS):
    United States.......................................     6,761      7,458
    Canada..............................................     1,024      1,154
                                                          --------   --------
      Total.............................................     7,785      8,612
  Average sales price (per BBL).........................  $  24.78      22.22

TOTAL PRODUCTION
Production volumes (MMCFE)..............................   130,021    135,725
Average sales price (per MCFE)..........................  $   4.54       3.19
Operating expense (per MCFE)............................     (1.05)      (.74)
                                                          --------   --------
Netback (per MCFE)......................................  $   3.49       2.45
                                                          ========   ========

------------------------

(1) Energy swaps and collars were entered into to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 43,193 MMCF and 54,883 MMCF in 2001 and 2000, respectively. Hedged oil and condensate volumes were 3,213 MBBLS and 6,953 MBBLS in 2001 and 2000, respectively. The aggregate net gains (losses) under energy swap agreements were $3,852,000 and $(76,711,000) for the nine months ended September 30, 2001 and 2000, respectively, and were accounted for as increases (reductions) to oil and gas sales.

    General and administrative expense decreased 18% to $21,032,000 in the first nine months of 2001 compared to $25,717,000 in the first nine months of 2000. General and administrative expense was $.16 per MCFE and $.19 per MCFE for the first nine months of 2001 and 2000, respectively. Total overhead costs decreased 11% to $35,874,000 in the first nine months of 2001 compared to $40,482,000 in the first nine months of 2000. The decreases were due primarily to higher credits for exploration and development activities due to increased capital spending, higher credits for production operations and operating synergies associated with the merger with Forcenergy Inc.

    The following table summarizes the total overhead costs incurred during the periods:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                           ----------------------   ----------------------
                                             2001          2000       2001          2000
                                           --------      --------   --------      --------
                                                           (IN THOUSANDS)
Overhead costs capitalized...............  $ 5,325         4,829     14,842        14,765
General and administrative costs
  expensed(1)............................    7,750         7,652     21,032        25,717
                                           -------        ------     ------        ------
Total overhead costs.....................  $13,075        12,481     35,874        40,482
                                           =======        ======     ======        ======

------------------------

(1) Includes $340,000 and $304,000 related to marketing and processing operations for the three month periods ended September 30, 2001 and 2000, respectively, and $1,058,000 and $1,073,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

    Merger and seismic licensing expense was $8,261,000 in the first nine months of 2000. These costs include severance paid to terminated employees, office closure costs, employee relocation costs and other consulting costs related to the Forcenergy merger.

    Depreciation and depletion expense increased 13% to $174,321,000 in the first nine months of 2001 from $153,738,000 in the first nine months of 2000. The depletion rate increased to $1.32 per MCFE in the first nine months of 2001 compared to $1.11 per MCFE in the first first nine months of 2000, due primarily to increased capital spending and higher future development costs.

    Other expense of $1,868,000 in the first nine months of 2001 was due primarily to writeoffs of items associated with the merger with Forcenergy and the impairment of an account receivable. Other income of $2,000,000 in the first nine months of 2000 was due primarily to interest income and equity income from a pipeline affiliate of Forcenergy.

    Interest expense of $37,763,000 in the first nine months of 2001 decreased $4,896,000 or 12% compared to the first nine months of 2000, due primarily to lower overall average debt balances as well as lower rates on variable rate debt.

    Foreign currency translation losses were $7,766,000 in the first nine months of 2001 and $7,638,000 in the first nine months of 2000. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6333 per $1.00 U.S. at September 30, 2001 compared to $.6672 at December 31, 2000. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

    There was a realized gain on derivative instruments of $11,826,000 and an unrealized gain on derivative instruments of $4,705,000 in the first nine months of 2001. The amounts were recorded to other income and expense under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Forest adopted on January 1, 2001.

    There was current income tax expense of $2,721,000 in the first nine months of 2001 compared to current income tax expense of $631,000 in the first nine months of 2000. The increase in 2001 is attributable primarily to increased pre-tax profitability. Deferred income tax expense of $83,582,000 was recognized in the first nine months of 2001 compared to $31,977,000 in the first nine months of 2000. The increase is attributable primarily to increased pre-tax profitability and to the recognition in the fourth quarter of 2000 of the future income tax benefit of previously unrecognized deferred tax assets.

    There was an extraordinary loss on extinguishment of debt of $2,417,000 (net of tax) in the first nine months of 2001, which resulted from the redemption of $65,260,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103% of par value.

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

    In June, 2001, we issued $200,000,000 principal amount of 8% Senior Notes at par for proceeds of $199,500,000 (net of related issuance costs). The net proceeds were used to repay a portion of Forest's U.S. credit facility.

    In October 2001, we issued an additional $65,000,000 principal amount of 8% Senior Notes at 99% of par for proceeds of $63,550,000 (net of related issuance costs). The net proceeds were initially used to repay a portion of Forest's U.S. credit facility. Subsequently, borrowings were made under this facility to repurchase approximately $58,000,000 of the 8 3/4% Senior Subordinated Notes.

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

    At September 30, 2001, the outstanding borrowings under the U.S. credit facility and Canadian credit facility were $226,000,000 and $6,333,000, respectively. At October 31, 2001, the outstanding borrowings under the U.S. credit facility and Canadian credit facility were $246,000,000 and $1,259,000, respectively, with an average effective interest rate of 3.60%. At October 31, 2001, Forest had used the credit facilities for letters of credit in the amount of $4,524,000 U.S. and $3,112,000 (CDN).

    WORKING CAPITAL. Forest had a working capital surplus of approximately $2,036,000 at September 30, 2001 compared to a deficit of approximately $1,109,000 at December 31, 2000. The increase was due primarily to the recognition of derivative instruments in 2001, offset partially by a decrease in accounts receivable due in part to lower oil and gas prices. Periodically, Forest reports working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

    CASH FLOW. Historically, one of Forest's primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $409,287,000 in the first nine months of 2001 compared to $171,897,000 in the first nine months of 2000. The 2001 period included higher production revenue as a result of higher oil and gas prices. Cash used for investing activities in the first nine months of 2001 was $402,043,000 compared to $272,632,000 in the 2000 period. The increase in cash used was due primarily to increased exploration and development activities. Net cash used by financing activities in the first nine months of 2001 was $16,416,000 compared to net cash provided by financing activities of $10,114,000 in the first nine months of 2000. The 2001 period included net repayments of bank debt of $100,252,000, cash used for redemption of the 8 3/4% Senior Subordinated Notes of $67,003,000, cash used for the purchase of treasury stock of $55,720,000 and net cash inflows of $199,500,000 from the issuance of the 8% Senior Notes. The 2000 period included net repayments of bank debt of $25,376,000 and net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock.

    CAPITAL EXPENDITURES. Expenditures for property acquisition, exploration and development for the first nine months of 2001 and 2000 were as follows:

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
                                                              (IN THOUSANDS)
Property acquisition costs:
  Proved properties.....................................  $      9       15,454
  Undeveloped properties................................      (273)       1,600
                                                          --------      -------
                                                              (264)      17,054

Exploration costs:
  Direct costs..........................................   176,095      115,677
  Overhead capitalized..................................     6,738        6,083
                                                          --------      -------
                                                           182,833      121,760

Development costs:
  Direct costs..........................................   237,661      128,656
  Overhead capitalized..................................     8,104        8,682
                                                          --------      -------
                                                           245,765      137,338
                                                          --------      -------
                                                          $428,334      276,152
                                                          ========      =======

    Forest's anticipated capital expenditures for exploration and development in 2001 are approximately $550,000,000. We intend to meet our 2001 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or other liquidity needs, or could be increased if we experience increased cash flow or access additional sources of capital.

    In addition, while Forest intends to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

    STOCK PURCHASE PROGRAMS. In March 2001 we announced a program to purchase shares of Forest's common stock in the open market from time to time in a total amount not to exceed $30,000,000. In August 2001 we expanded the program to purchase Common Stock in the open market or through private transactions in a total amount not to exceed $65,000,000. Pursuant to this program, we purchased 2,074,300 shares of common stock at an average price of $26.86 per share through September 30, 2001. In March 2001 we also announced a stock buyback program pursuant to which we intend to purchase shares of Forest's common stock from holders of fewer than 100 shares. The buyback is expected to commence in the fourth quarter of 2001.

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

    We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and gas prices and to manage our exposure to commodity price risk. All of Forest's energy swaps and a portion of our collar agreements and basis swaps in place at September 30, 2001 have been designated as cash flow hedges. At September 30, 2001 we recorded a derivative asset of $39,039,000 (of which $34,237,000 was classified as current), a derivative liability of approximately $3,561,000 (of which $3,213,000 was classified as current), a deferred tax liability of approximately $13,482,000 (of which $11,789,000 was classified as current) and accumulated other comprehensive income of approximately $19,080,000 (net of tax).

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

    Implementation of SFAS No. 142 is required as of January 1, 2002. The impact of the adoption and implementation of SFAS No. 142 on Forest's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of January 1, 2002, Forest expects to have unamortized goodwill in the amount of $10,537,000 that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $545,000 and $765,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

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

    LONG-TERM SALES CONTRACTS. A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool which is operated by ProMark, the marketing subsidiary of Canadian Forest. At
September 30, 2001 the ProMark Netback Pool had entered into fixed price contracts to sell approximately 1.4 BCF of natural gas through the remainder of 2001 at an average price of $2.59 CDN per MCF and 5.5 BCF of natural gas in 2002 at an average price of approximately $2.63 CDN per MCF. Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2000 Canadian Forest supplied approximately 37% of the gas for the ProMark Netback Pool.

    In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell .2 BCF of natural gas during the remainder of 2001 at a fixed price of approximately $2.59 CDN per MCF and .6 BCF of natural gas in 2002 at a fixed price of approximately $3.69 CDN per MCF.

    HEDGING PROGRAM. In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production.

    Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. Through November 7, 2001, Forest had entered into the following swaps for the fourth quarter of 2001 and for 2002.

                                             NATURAL GAS                   OIL
                                       -----------------------   -----------------------
                                                    AVERAGE      BARRELS      AVERAGE
                                        BBTU'S    HEDGED PRICE     PER      HEDGED PRICE
                                       PER DAY     PER MMBTU       DAY        PER BBL
                                       --------   ------------   --------   ------------
2001.................................    44.7         $3.14       2,000        $26.71
2002.................................    62.8         $3.15       3,996        $24.85

    We also enter into collar agreements with third parties as hedges. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the production; however, the collar also establishes a maximum price that we will receive for the production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the production. Through November 7, 2001, Forest had entered into the following collars for the fourth quarter of 2001 and for 2002.

                                                        NATURAL GAS
                                       ----------------------------------------------
                                       AVERAGE FLOOR   AVERAGE CEILING
                                           PRICE            PRICE         BBTU'S PER
                                         PER MMBTU        PER MMBTU          DAY
                                       -------------   ---------------   ------------
2001.................................     $ 4.36            $ 6.45            73.6
2002.................................     $ 4.00            $ 8.05             2.5

                                                              OIL
                                       -------------------------------------------------
                                       AVERAGE FLOOR   AVERAGE CEILING
                                           PRICE            PRICE
                                          PER BBL          PER BBL       BARRELS PER DAY
                                       -------------   ---------------   ---------------
2001.................................     $25.56            $29.91           10,500

    We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. Through November 7, 2001, Forest had entered into basis swaps with weighted average volumes of 161.5 BBTU's per day for the fourth quarter of 2001.

    Forest periodically assesses the estimated portion of its anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 49% and 48% of our consolidated production, on an equivalent basis, during the quarters ended September 30, 2001 and 2000, respectively.

    TRADING ACTIVITIES. Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not enter into agreements to buy or sell natural gas to hold as a speculative position. All transactions are immediately offset, thereby fixing the margin. At September 30, 2001, ProMark's trading operations had contracts to purchase an aggregate of 1.2 BCF of natural gas in the remainder of 2001 at an average price of $5.83 CDN per MCF and had contracts to sell an aggregate of 1.2 BCF of natural gas in the remainder of 2001 at an average price of $5.89 CDN per MCF.

FOREIGN CURRENCY EXCHANGE RISK

    Forest conducts business in several foreign currencies and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

    CANADA. The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Notes issued by it in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $127,140,000 principal amount of the debt is due in 2007.

    OPERATIONS OUTSIDE OF NORTH AMERICA. The foreign concessions held by Forest are in relatively early stages of exploratory activities. Expenditures incurred relative to these interests have been primarily U.S. dollar-denominated.

INTEREST RATE RISK

    The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at September 30, 2001:

                               2005          2006          2007          2008         TOTAL        FAIR VALUE
                             --------      --------      --------      --------      --------      ----------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Bank credit facilities:
  Variable rate........      $232,333           --            --            --       232,333         232,333
  Average interest
    rate...............          4.19%          --            --            --          4.19%
Long-term debt:
  Fixed rate...........      $     --       97,000       127,140       200,000       424,140         419,444
  Average interest
    rate...............            --         10.5%         8.75%            8%         8.80%

    In June, 2001, in connection with the issuance of $200,000,000 principal amount of 8% Senior Notes due 2008, the Company entered into an interest rate swap under which it will pay a variable rate based on six month LIBOR plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 principal amount over the term of the senior note issue. The fair market value of this swap was $6,510,000 at September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.

    None.

    (b) REPORTS ON FORM 8-K.

    The Company filed the following reports on Form 8-K during the third quarter of 2001:

DATE OF REPORT               ITEM REPORTED                FINANCIAL STATEMENTS FILED
--------------               -------------                --------------------------
July 12, 2001                Item 5                       None.

August 8, 2001               Item 9                       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FOREST OIL CORPORATION
                                                       (REGISTRANT)

Date: November 13, 2001                                By:              /s/ JOAN C. SONNEN
                                                            -----------------------------------------
                                                                          Joan C. Sonnen
                                                                   VICE PRESIDENT--CONTROLLER,
                                                              CHIEF ACCOUNTING OFFICER AND ASSISTANT
                                                                            SECRETARY

                                                       By:              /s/ DAVID H. KEYTE
                                                            -----------------------------------------
                                                                          David H. Keyte
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)