Form 10-K
period 2001-12-31
FOREST OIL CORP
filed 2002-03-25
CIK 38079

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 1-13515

FOREST OIL CORPORATION
(Exact name of registrant as specified in its charter)

State of incorporation: New York	I.R.S. Employer Identification No. 25-0484900
1600 Broadway Suite 2200 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

Registrant's telephone number, including area code: 303-812-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $.10 Per Share	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Warrants to purchase Common Stock, expiring February 15, 2004
Warrants to purchase Common Stock, expiring February 15, 2005
Warrants to purchase Common Stock, expiring March 20, 2010

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $809,351,067 as of February 28, 2002 (based on the closing price of such stock on the New York Stock Exchange Composite Tape).

        There were 46,823,509 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 28, 2002.

        Document incorporated by reference: Portions of the registrant's definitive proxy statement for the Forest Oil Corporation annual meeting of shareholders to be held on May 8, 2002, are incorporated by reference into Part III of this Form 10-K.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

PART I

        Throughout this Form 10-K, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All expectations, forecasts, assumptions and beliefs about our future financial results, operations, plans, strategies and performance are forward-looking statements, as described in more detail in Part I, Item 1, under the heading "—Forward-Looking Statements". Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks and uncertainties are detailed in Part II, Item 7 of this Form 10-K under the heading "—Risk Factors." Historical statements made herein are accurate only as of the date of filing this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date.

        In this report, quantities of oil or natural gas liquids are expressed in barrels (BBLS) thousands of barrels (MBBLS) or millions of barrels (MMBBLS). One barrel equals 42 U.S. gallons. Quantities of natural gas are expressed in thousands of cubic feet (MCF), millions of cubic feet (MMCF) or billions of cubic feet (BCF). Equivalent units are expressed in thousand cubic feet of gas equivalents (MCFE), million cubic feet of gas equivalents (MMCFE), or billion cubic feet of gas equivalents (BCFE). Liquids are converted to gas at one barrel of oil equaling six MCF of gas. The term liquids is used to describe oil, condensate and natural gas liquids (NGL). With respect to information relating to Forest's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by Forest's working interest therein.

        Throughout this Form 10-K we use the terms "Forest", "Company", "we", "our" and "us" to refer to Forest Oil Corporation and its subsidiaries.

Item 1.    Business

The Company

        Forest Oil Corporation is an independent oil and gas company engaged in the exploration, development, acquisition, production and marketing of natural gas and liquids. Forest was incorporated in New York in 1924, the successor to a company formed in 1916, and has been a publicly held company since 1969. On December 31, 2001, we had 493 employees. Our common stock, par value $.10 per share, is traded on the New York Stock Exchange under the symbol "FST." At February 28, 2002, The Anschutz Corporation (Anschutz), a private Denver-based corporation, owned approximately 32.5% of our outstanding common stock.

        We operate from offices located in Anchorage, Alaska; Denver, Colorado; Lafayette and Metairie, Louisiana; and Calgary, Alberta, Canada. Our corporate headquarters is located at 1600 Broadway, Denver, Colorado, 80202, telephone 303.812.1400.

        Forest's estimated proved reserves were 1,546 BCFE at December 31, 2001 of which approximately 54% was natural gas. As of December 31, 2001, our estimated proved developed reserves were approximately 61% of total estimated proved reserves.

        Forest's principal reserves and producing properties are all located in North America. We conduct our oil and gas operations through six business units. In the United States, we have business units operating in four areas: offshore Gulf of Mexico, onshore Gulf Coast, the Western United States and Alaska. Our fifth business unit is located in Canada, where our oil and gas operations are conducted by our wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest). Our sixth business unit oversees our interests in other countries, principally South Africa, Gabon, Italy, Germany, Albania and Romania. Activities outside North America have, to date, been exploratory in nature and are conducted through our wholly owned subsidiary, Forest Oil International Corporation. In addition, we conduct marketing and trading activities in Canada through Producers Marketing Ltd. (ProMark), a subsidiary of Canadian Forest.

        For financial information relating to our geographic and operational segments, see Note 12 of Notes to Consolidated Financial Statements of this Form 10-K.

        All of our proved oil and gas reserves and producing properties are located in North America. At December 31, 2001 and 2000, and for the years then ended, the composition of our reserves and production was as follows:

	Estimated Proved Reserves at December 31,				Production for the years ended December 31,
	2001		2000		2001		2000
	BCFE	%	BCFE	%	BCFE	%	BCFE	%
Offshore Gulf of Mexico	402	26%	501	36%	94	55%	101	55%
Onshore Gulf Coast	222	14	218	16	15	9	14	8
Alaska	413	27	175	13	21	12	17	9
Western United States	298	19	310	22	23	13	29	16
Canada	211	14	176	13	19	11	21	12

	1,546	100%	1,380	100%	172	100%	182	100%

        In 2001, as part of our effort to reposition our property portfolio, we completed property sales for a total of $153 million. These sales included the sale of 50% of our interest in properties in the South Marsh Island and Vermilion areas in the central Gulf of Mexico to Unocal Corporation in the fourth quarter of 2001 for adjusted cash proceeds of approximately $118 million. Unocal will operate the jointly owned properties, working with Forest to exploit and explore these properties and other leases within a defined area of mutual interest in the Gulf of Mexico.

        In 2002, we plan to dedicate almost half of our planned capital spending to development of our Redoubt Shoal discovery in Cook Inlet, Alaska, which is not expected to produce until late 2002. We expect that our 2001 divestitures, combined with our efforts to transition our portfolio to focus on longer-lived assets, will cause our overall 2002 production levels to decrease compared to 2001 levels. Commencing in 2003, our goal is to achieve a more optimal balance in our production portfolio between Alaska, the Gulf of Mexico, Canada and the lower 48 states in the U.S.

Exploration and Production Activities

        During 2001, we drilled or participated in a total of 120 wells of which 108 were exploration and 12 were development, including 111 working interest wells and 9 wells drilled under farmouts or in which we retained an overriding royalty or back-in interest. Our 2001 drilling program achieved an 86% success rate. At December 31, 2001, we held interests in approximately 1,102 net oil and gas wells in the United States and Canada. Our operations are conducted through our business units described below.

        Offshore Gulf of Mexico.    Our offshore operations are comprised of interests in the Gulf of Mexico. In 2001, the offshore Gulf of Mexico was Forest's leading business unit for oil and gas production revenue, contributing approximately $435 million in oil and gas sales revenue from production of 94 BCFE or 258 MMCFE per day. At December 31, 2001, this business unit accounted for 26% of our total estimated proved reserves. Forest participated in drilling 46 wells in the offshore Gulf of Mexico during 2001, of which 38 wells were completed. During the fourth quarter of 2001 we sold 50% of our interest in properties in the South Marsh Island and Vermilion areas to Unocal and also entered into a joint exploration agreement with Unocal in these areas. Unocal took over operation of the joint properties on January 1, 2002.

        Onshore Gulf Coast.    Our Onshore Gulf Coast business unit includes interests in properties located in Texas and the Gulf Coast of Louisiana. In 2001, this business unit contributed $62 million in oil and gas sales revenue from production of 15 BCFE. In 2001, average production from Onshore Gulf Coast was 41 MMCFE per day. At December 31, 2001, this business unit accounted for 14% of our total estimated proved reserves. In 2001 Forest participated in drilling 12 wells, of which 11 were completed.

        Alaska.    Our Alaska operations are located primarily in the Cook Inlet area, consisting of production from McArthur River Field, West McArthur River Unit and Trading Bay Field. Development drilling, pipeline installation and facility construction are underway at our Redoubt Shoal discovery. In 2001, the Alaskan business unit contributed approximately $82 million in oil and gas sales revenue from production of 21 BCFE. Average production from Alaska in 2001 was 58 MMCFE per day. At December 31, 2001, 27% of our total estimated proved reserves were in Alaska. In 2001, Forest participated in drilling 11 wells in Alaska, all of which were successfully completed. In 2002, we have dedicated almost half of our capital budget to the development of the Redoubt Shoal Field. In 2003, we are targeting Alaska to contribute a greater proportion of our oil and gas production.

        Western United States.    Our Western business unit is comprised primarily of our interests in Oklahoma, Utah, Wyoming and West Texas. In 2001, the Western business unit contributed $78 million in oil and gas sales revenue from production of 23 BCFE, an average of approximately 63 MMCFE per day. The Western business unit accounted for 19% our estimated proved reserves at December 31, 2001. In 2001, the Western Business unit participated in drilling 27 wells, of which 26 were completed.

        Canada.    Our Canadian operations include interests in the Plains region in Alberta, the Foothills region of Alberta and British Columbia, and the Northwest Territories. In 2001, our Canadian operations contributed approximately $57 million in oil and gas sales revenue from production of 19 BCFE. Average production was 52 MMCFE per day in 2001. At December 31, 2001, the Canadian business unit accounted for 14% of Forest's total estimated proved reserves. During 2001, the Canadian business unit participated in drilling 20 wells and completed 15 wells.

        International.    Forest evaluates oil and gas opportunities in countries outside North America. We currently hold concessions in South Africa, Gabon, Switzerland, Germany, Albania, Italy, Romania and Thailand. To date, Forest has not recorded any proved reserves related to its international concessions. In 2001, we recorded impairments of approximately $18 million related to international projects, consisting primarily of $10 million related to drilling an unsuccessful well in Albania. The book value of these international interests at December 31, 2001 represents approximately 3% of our total assets.

        In 2001, we began commercialization efforts for the Ibhubesi gas discovery, located offshore South Africa. We are currently negotiating with several potential customers for the sale of natural gas from the Ibhubesi discovery. Even though the discovery well tested 190 MCFE per day, we do not expect to record any reserves for the Ibhubesi discovery until we have entered into gas sales agreements. We have dedicated considerable resources to the exploration of properties in South Africa.

        Foreign oil and natural gas operations are subject to certain risks, such as nationalization, confiscation, terrorism, renegotiation of existing contracts and currency fluctuations. Forest monitors the political, regulatory and economic developments in any foreign countries in which we operate; however, we cannot assure you that these measures will adequately address all of these risks.

Merger with Forcenergy Inc

        On December 7, 2000, Forest completed a merger with Forcenergy Inc (Forcenergy). Pursuant to the terms of the merger agreement, Forcenergy stockholders received 0.8 of a Forest common share for each share of Forcenergy common stock they owned and 34.307 Forest common shares for each $1,000 stated value amount of Forcenergy preferred stock. In addition, each warrant to purchase Forcenergy common stock was exchanged for a warrant to purchase 0.8 shares of Forest common stock. The merger was accounted for under the pooling of interests method of accounting.

        In conjunction with the merger with Forcenergy, Forest effected a 1-for-2 reverse stock split. Unless otherwise indicated, all share and per share amounts included herein give retroactive effect to this reverse stock split.

Sales and Markets

        No single customer accounted for more than 10% of our total revenue in 2001 or 2000.

        Oil and gas operations.    Forest's U.S. production is generally sold at the wellhead to oil and natural gas purchasing companies in the areas where it is produced. Liquids are typically sold under short-term contracts at prices based upon posted field prices. Natural gas in the United States is generally sold month to month on the spot market using published indices.

        Currently, nearly all of our U.S. natural gas is sold at the wellhead at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or sooner. We believe that the loss of one or more of our current natural gas spot purchasers should not have a material adverse effect on Forest's business in the United States because any individual spot purchaser could be readily replaced by another spot purchaser who would pay approximately the same sales price.

        Our Alaskan oil production, which represented approximately 12% of our total 2001 production, is sold primarily to one purchaser. The contract with this purchaser runs through December 31, 2002 and is renewed automatically from year to year thereafter until terminated by either party upon sixty days prior written notice.

        In Canada, liquids are typically sold under short-term contracts at prices based upon posted prices at Alberta pipeline and processing hubs netted back to the field. Canadian Forest's natural gas production is sold either through the ProMark Netback Pool which is operated by ProMark, the marketing subsidiary of Canadian Forest, or into the spot market. Canadian Forest sold approximately 63% of its natural gas production through the ProMark Netback Pool in 2001.

        From time to time we enter into energy swaps and collars to hedge the price of spot market volumes against price fluctuations. For more details about our hedging activities, see Part II, Item 7a, "—Commodity Price Risk."

        In December 2001, one of our purchasers, Enron Corp. and certain of its subsidiaries (Enron), filed for protection under Chapter 11 of the Bankruptcy Code. We do not believe that this event will have a material adverse effect on our business; however, during the fourth quarter of 2001, we fully reserved our Enron-related assets. In this respect, we incurred a charge of approximately $8.3 million to reserve for 100% of the accounts receivable for physical sales of natural gas to Enron and recorded an impairment of approximately $2.5 million representing 100% of the derivative asset value for contracts where Enron was the counterparty.

        Marketing and trading activities.    The ProMark Netback Pool matches major end users with providers of gas supply through arranged transportation channels, and uses a netback pricing mechanism to establish the wellhead price paid to producers. Under this netback arrangement, producers receive the blended market price less related transportation and other direct costs. ProMark charges a marketing fee to the pool participant producers for marketing and administering the gas supply pool.

        The ProMark Netback Pool gas sales in 2001 averaged 82 MMCF per day, of which Canadian Forest supplied approximately 32 MMCF per day or 39%. Approximately 19% of the volumes sold in the ProMark Netback Pool in 2001 were sold at fixed prices. The remainder of the volumes sold were priced in a variety of ways, including prices based on published indices.

        In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for other producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-services basis. ProMark follows procedures to immediately match its gas purchase and sales commitments with offsetting gas purchase or sales, so there is not a risk from a trading book perspective. We are, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit or parent guarantees are obtained when considered necessary to minimize credit risk.

Competition

        The oil and natural gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Forest's competitive position depends on our geological, geophysical and engineering expertise, our financial resources, our ability to develop properties and our ability to select, acquire and develop proved reserves. We compete with a substantial number of other companies including many companies with larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, generate electricity and market refined products. We also compete with major and independent oil and gas companies in the marketing and sale of oil and gas to transporters, distributors and end users. The oil and natural gas industry competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. Forest competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time. Finally, companies not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Such companies provide competition for Forest.

        Forest's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect our ability to market our oil and natural gas production. The prices of oil and natural gas realized by Forest are highly volatile. The price of oil is generally dependent on world supply and demand, while the price we receive for our natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact Forest's activities. Our financial position and resources may also adversely affect our competitive position. Lack of available funds or financing alternatives will prevent us from executing our operating strategy and from deriving the expected benefits therefrom. For further information concerning Forest's financial position, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

        ProMark also faces significant competition from other gas marketers, some of whom are significantly larger in size and have greater financial resources than ProMark, Canadian Forest or Forest.

Regulation

        United States.    Various aspects of our oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases. All of the jurisdictions in which we own or operate producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells which may be drilled in an area and the unitization or pooling of crude oil and natural gas properties. In this regard, some states can order the pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

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

        Commencing in April 1992, the FERC issued Order No. 636 and subsequent orders (collectively, Order No. 636), which require interstate pipelines to provide transportation services separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. Commencing in February 2000, the FERC issued Order No. 637 and subsequent orders (collectively, Order No. 637), which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak times, (iii) encourages auctions for pipeline capacity, (iv) requires pipelines to implement imbalance management services, and (v) restricts the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders.

        While any additional FERC action on these matters would affect Forest only indirectly, these changes are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC will take on these matters, nor can we predict whether and to what extent the FERC's regulations will survive judicial review and, if so, whether the FERC's actions will achieve the stated goal of increased competition in natural gas markets. However, we do not believe that we will be treated materially differently than other natural gas producers and markets with which and in which we compete.

        The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. Commencing in April 2000, FERC issued Order No. 639 and subsequent orders (collectively, Order No. 639), which imposed certain reporting requirements applicable to "gas service providers" operating on the OCS concerning their prices and other terms and conditions of service. The purpose of Order No. 639 is to provide regulators and other interested parties with sufficient information to detect and to remedy discriminatory conduct by such service providers. FERC has stated that these reporting rules apply to OCS gatherers and has clarified that they may also apply to other OCS service providers including platform operators performing dehydration, compression, processing and related services for third parties. The U.S. District Court recently overturned the FERC's reporting rules as exceeding its authority under OCSLA. The FERC has indicated an appeal is likely. We cannot predict whether and to what extent these regulations might be reinstated, and what effect, if any, they may have on our financial condition or operations. The rules, if reinstated, may increase the frequency of claims of discriminatory service, may decrease competition among OCS service providers and may lessen the willingness of OCS gathering companies to provide service on a discounted basis.

        Certain operations that we conduct are on federal oil and gas leases, which are administered by the Bureau of Land Management (BLM) and the Minerals Management Service (MMS). These leases contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). Many onshore leases contain stipulations limiting activities that may be conducted on the lease. The stipulations are unique to particular geographic areas and may limit the times during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban any surface activity. For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard and the Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS, as applicable, prior to the commencement of drilling. Lessees must also comply with detailed BLM or MMS regulations, as applicable, governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of OCS wells, calculation of royalty payments and the valuation of production for this purpose and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the BLM or MMS, as applicable, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

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

        Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by Congress, states, the FERC and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. We can give no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. We do not anticipate, however, that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of Forest's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

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

        The Petroleum Registry of Alberta is a new initiative of both industry and the Alberta government. Its purpose is to streamline data transfers between industry and government and industry to industry (i.e., partner to partner). The initiative will make use of technology such as the Internet to facilitate the transfer of data, reports and royalty payments. Implementation is expected to be October 2002.

        Concurrent with the implementation of the registry, the government of Alberta will be imposing a new NGL royalty system for products situated in the residue gas stream. It is the goal of this policy to maintain royalty neutrality and as such, there should be minimal effect on Canadian Forest's royalties.

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

        In Alberta, certain producers of oil or natural gas are entitled to a credit against the royalties to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The credit is determined by applying a specified rate to a maximum of $2 million CDN of Alberta Crown royalties payable for each producer or associated group of producers. The specified rate is a function of the Royalty Tax Credit reference price (RTCRP) which is set quarterly by the Alberta Department of Energy and ranges from 25% to 75%, depending on oil and gas par prices for the previous calendar quarter. Canadian Forest is eligible for ARTC credits only on eligible properties acquired and wells drilled after the change of control that occurred when Canadian Forest was acquired by Forest. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible.

        Canadian Forest has drilled several wells in the Foothills areas, which qualify for the Alberta Deep Gas Royalty Holiday Program. Wells qualify at a depth drilled in excess of 2500 meters. Canadian Forest is in receipt of credits from this program and will continue to monitor receipts for the remaining wells.

        Regulation in Northwest Territories of Canada.    The provincial governments have jurisdiction over the exploration and development of oil and gas resources in the provinces of Canada and the federal government has jurisdiction over the exploration and development of oil and gas resources in the Canadian territories. The Yukon, Northwest Territories and Nunavut governments recently signed a Northern Cooperation Accord for the purpose of cooperating to seek jurisdiction over the oil and gas resources in these territories. If jurisdiction over the oil and gas resources in these territories were to be transferred to the territorial governments, the territorial governments would have the authority to regulate the grant of drilling permits, the construction of pipelines and other matters affecting oil and gas exploration and development activities. We are unable to predict whether any transfer of jurisdiction to the territorial governments would affect our exploration and development activities in the Northwest Territories, although it is possible that the territorial governments would adopt policies or regulations that could delay or limit our proposed exploration and development activities, delay or prevent the construction of pipelines or result in the payment of higher royalties or taxes than would otherwise be the case under the current federal regulatory framework.

        As a result of Canadian Forest's activity in the Northwest Territories, a large royalty tax credit has been accumulated to the extent of qualified capital expenditures. This credit can be used to eliminate royalties on existing and future producing wells.

        Canadian Forest's right to produce oil and gas from its Northwest Territories properties, along with the production rights of other industry participants in these properties, is subject to finalizing the commercial discovery licenses and production licenses for the wells to be produced. Until the particulars for these licenses and the related spacing units are finalized, Canadian Forest's share of production cannot be finally determined.

        North American Free Trade Agreement.    On January 1, 1994 the North American Free Trade Agreement (NAFTA) among the governments of Canada, the United States and Mexico became effective. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36-month period), (ii) impose an export price higher than the domestic price, or (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements. NAFTA contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

        Environmental Matters.    Extensive U.S. federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (commonly called the EPA) issue regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. These laws and regulations may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. These laws and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. This regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. Changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect our operations or earnings, as well as the oil and gas exploration and production industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future.

        The Oil Pollution Act of 1990 (OPA) and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a pipeline, vessel or onshore facility, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages from oil spills. OPA also requires operators of offshore OCS facilities to demonstrate to the MMS that they possess at least $35 million in financial resources that are available to pay for costs that may be incurred in responding to an oil spill. This financial responsibility amount can increase up to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at a facility exceeds applicable threshold volumes established by the MMS under rules it issued in August 1998 pertaining to offshore facilities covered by OPA. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by OPA.

        The U.S. Water Pollution Control Act (commonly called the Clean Water Act) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in navigable waters. Many state discharge regulations and the federal National Pollutant Discharge Elimination System generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our financial condition and operations.

        Forest generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended (commonly referred to as RCRA) and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Moreover, certain oil and gas exploration and production wastes generated by Forest that are currently exempt from treatment as "hazardous waste" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

        The Comprehensive Environmental Response, Compensation and Liability Act, as amended (commonly called CERCLA but also known as "Superfund") and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current owner and operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. In the ordinary course of Forest's operations, substances may be generated that fall within the definition of "hazardous substances." Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Moreover, we may own or operate properties that in the past were operated by third parties whose operations were not under our control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws, and we potentially could be required to remediate such properties.

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

        We have established guidelines to be followed to comply with U.S. and Canadian environmental laws and regulations. In addition, we have designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on Forest and to implement appropriate compliance procedures. We also employ an environmental director whose responsibilities include causing our operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions. Although we maintain pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

        We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. We are committed to meeting our responsibilities to protect the environment wherever we operate and anticipate making increased expenditures as a result of increasingly stringent laws relating to the protection of the environment.

Forward-Looking Statements

        The information in this Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K, in Part II, Item 7 under the caption "—Risk Factors."

        Forward-looking statements appear in a number of places and include statements with respect to, among other things:

  •
  estimates of our future natural gas and liquids production, including estimates of any increases in oil and gas production;

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  our outlook on oil and gas prices;

  •
  estimates of our oil and gas reserves;

  •
  the impact of political and regulatory developments;

  •
  our future financial condition or results of operations and our future revenues and expenses; and

  •
  our business strategy and other plans and objectives for future operations.

        We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and the other risks described in Part II, Item 7 under the caption "—Risk Factors." The financial results of our foreign operations are also subject to currency exchange rate risks.

        Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of such data by our reservoir engineers. As a result, estimates made by different engineers often vary from one another. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

        Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

        All forward-looking statements express or implied, included in this Form 10-K and attributable to Forest are qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Forest or persons acting on its behalf may issue. Forest does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-K with the Securities and Exchange Commission, except as required by law.

Item 2.    Properties

        Forest's principal reserves and producing properties are located in the United States in the Gulf of Mexico, Louisiana, Texas, Oklahoma, Utah, Wyoming and Alaska and in Canada in Alberta and the Northwest Territories.

Reserves

        Information regarding Forest's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 13 of Notes to Consolidated Financial Statements.

        Since January 1, 2001 we have not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

Production

        The following table shows our net liquids and natural gas production for the years ended December 31, 2001, 2000 and 1999:

	Net Natural Gas and Liquids Production
	2001	2000	1999
United States:
Natural Gas (MMCF)	97,400	102,320	49,279
Liquids (MBBLS)	9,239	9,891	2,712
Canada:
Natural Gas (MMCF)	10,994	11,522	12,423
Liquids (MBBLS)	1,361	1,536	1,685
Total (MMCFE)	171,994	182,404	88,084

Average Sales Prices

        The following table sets forth the average sales prices per MCF of natural gas and per barrel of liquids for the years ended December 31, 2001, 2000 and 1999:

	United States			Canada
	2001	2000	1999	2001	2000	1999
Average Sales Prices:
Natural Gas:
Production (MMCF)	97,400	102,320	49,279	10,994	11,522	12,423
Sales price received (per MCF)	$4.33	4.02	2.31	2.56	2.64	1.61
Effects of energy swaps (per MCF)(1)	.18	(.67)	.03	—	(.44)	(.07)

Average sales price (per MCF)	$4.51	3.35	2.34	2.56	2.20	1.54
Liquids:
Oil and condensate:
Production (MBBLS)	8,264	8,775	1,985	955	1,110	1,254
Sales price received (per BBL)	$23.92	28.74	17.84	22.96	28.54	16.98
Effects of energy swaps (per BBL)(1)	.62	(5.65)	(3.11)	—	(5.60)	(2.37)

Average sales price (per BBL)	$24.54	23.09	14.73	22.96	22.94	14.61
Natural gas liquids:
Production (MBBLS)	975	1,116	727	406	426	431
Average sales price (per BBL)	$15.81	18.72	9.95	17.17	18.19	10.70
Total liquids production (MBBLS)	9,239	9,891	2,712	1,361	1,536	1,685
Average sales price (per BBL)	$23.62	22.59	13.45	21.23	21.62	13.61

(1)
Energy swaps were transacted to hedge the price of spot market volumes against price fluctuations. Certain of these arrangements have been designated as cash flow hedges. Hedged natural gas volumes were 42,870 MMCF, 53,078 MMCF and 32,481 MMCF for the years ended December 31, 2001, 2000 and 1999, respectively. Hedged oil and condensate volumes were 3,742,500 barrels, 6,953,000 barrels and 2,075,000 barrels for 2001, 2000 and 1999, respectively. The aggregate net realized gains (losses) under our hedging arrangements were $22,781,000, $(129,091,000) and $(8,684,000), respectively, for the years ended December 31, 2001, 2000 and 1999 and were accounted for as increases (reductions) to oil and gas sales. We also realized a gain of $11,556,000 in 2001 related to derivative instruments that did not qualify as cash flow hedges under the provisions of SFAS No. 133 adopted January 1, 2001. This gain was recorded as other income rather than oil and gas revenue and has not been given effect in the average sales prices shown above.

Productive Wells

        The following summarizes our total gross and net productive wells at December 31, 2001:

	Productive Wells(1)
	United States	Canada
Gross(2)
Gas	640	209
Oil	1,664	270

Totals(3)	2,304	479

Net(4)
Gas	302	119
Oil	493	188

Totals	795	307

(1)
Productive wells are producing wells and wells capable of production, including injection wells, salt water disposal wells, service wells and wells that are shut-in.

(2)
The number of gross wells is the total number of wells in which a working interest is owned.

(3)
Includes 22 dual completions in the United States and six dual completions in Canada. Dual completions are counted as one well. If either completion is an oil completion, the well is classified as an oil well.

(4)
The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed and Undeveloped Acreage

        Forest held acreage as set forth below at December 31, 2001 and 2000. A majority of the developed acreage is subject to mortgage liens securing our bank indebtedness. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross(3)	Net(4)
United States:
Offshore	644,866	336,881	251,237	171,714
Onshore	67,918	30,344	6,879	3,387
Western	261,949	51,570	155,012	91,424
Alaska	282,099	13,686	167,912	161,529

	1,256,832	432,481	581,040	428,054
Canada	262,387	126,240	1,637,479	735,448
International:
South Africa	—	—	10,266,226	7,186,358
Gabon	—	—	2,409,276	2,409,276
Switzerland	—	—	1,850,000	925,000
Germany	—	—	830,554	830,554
Albania	—	—	855,123	320,671
Italy	—	—	1,618,080	1,299,007
Romania	—	—	766,899	766,899
Thailand	—	—	241,122	241,122

	—	—	18,837,280	13,978,887

Total acreage at December 31, 2001	1,519,219	558,721	21,055,799	15,142,389

United States	1,415,298	485,205	1,117,079	476,090
Canada	262,684	134,015	1,508,266	610,702
International	—	—	25,182,879	17,956,082

Total acreage at December 31, 2000	1,677,982	619,220	27,808,224	19,042,874

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

        Undeveloped acreage decreased at December 31, 2001 compared to December 31, 2000 primarily as a result of the sale of interests in Tunisia and Australia. Approximately 1% of our net undeveloped acreage at December 31, 2001 is held under leases that have terms that will expire in 2002, if not extended by production activities, and approximately 1.5% of net undeveloped acreage will expire in 2003 if not extended by production.

Drilling Activity

        Forest drilled gross and net exploratory and development wells during the years ended December 31, 2001, 2000 and 1999 as set forth below. This information does not include wells drilled under farmout agreements or any other wells in which we do not have a working interest.

	United States			Canada			International
	2001	2000	1999	2001	2000	1999	2001	2000
Gross Exploratory Wells:
Dry(1)	8	12	3	3	6	5	2	2
Productive(2)	69	50	13	15	13	1	2	—

	77	62	16	18	19	6	4	2

Net Exploratory Wells:(3)
Dry(1)	4.9	6.3	1.7	1.4	2.0	2.4	1.0	1.4
Productive(2)	38.3	26.5	5.7	8.9	7.6	1.0	1.4	—

	43.2	32.8	7.4	10.3	9.6	3.4	2.4	1.4

Gross Development Wells:
Dry(1)	2	—	—	2	—	—	—	—
Productive(2)	8	16	6	—	—	8	—	—

	10	16	6	2	—	8	—	—

Net Development Wells:(3)
Dry(1)	1.3	—	—	—	—	—	—	—
Productive(2)	5.4	8.9	3.2	0.7	—	1.9	—	—

	6.7	8.9	3.2	0.7	—	1.9	—	—

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

        At December 31, 2001 Forest and its subsidiaries had 22 exploratory wells (11.0 net) and 14 development wells (6.5 net) that were in the process of being drilled.

Delivery Commitments

        At December 31, 2001, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	Annual Volume (BCF)	Sales Price per MCF
2002	5.5	$2.74 CDN
2003	5.5	$2.85 CDN
2004	5.5	$2.95 CDN
2005	5.5	$3.07 CDN
2006	5.5	$3.19 CDN
2007	5.5	$3.31 CDN
2008	5.5	$3.44 CDN
2009	3.6	$4.17 CDN
2010	1.7	$6.46 CDN
2011	0.8	$6.82 CDN

        Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2001 Canadian Forest supplied 39% of the gas for the ProMark Netback Pool. Approximately 63% of Canadian Forest's natural gas production was sold through the ProMark Netback Pool in 2001.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest has term contracts to sell .6 BCF of natural gas annually from 2002 through 2006 at prices increasing ratably from $3.68 CDN per MCF in 2002 to $4.27 CDN per MCF in 2006.

        There were no long-term delivery commitments in the United States as of December 31, 2001.

Item 3.    Legal Proceedings

        Forest, in the ordinary course of business, is a party to various legal actions. While we believe that the amount of any ultimate potential loss would not be material to our consolidated financial position, the ultimate outcome of these proceedings is inherently difficult to predict with any certainty. In the event of an unfavorable outcome, the ultimate potential loss could have an adverse effect on our results of operations and cash flow in the reporting periods in which any such actions are resolved.

        On December 7, 2000, Forest completed a merger transaction with Forcenergy Inc, in which Forest was the surviving company. Prior to the merger with Forest, Forcenergy was a party to various claims and routine litigation arising in the normal course of its business. On March 21, 1999, Forcenergy and its wholly-owned subsidiary, Forcenergy Resources Inc., filed voluntarily under Chapter 11 of the U.S. Bankruptcy Code. Forcenergy continued to operate as a debtor-in-possession subject to the bankruptcy court's supervision and orders until its plan of reorganization (which was confirmed on January 19, 2000) became effective on February 15, 2000. Obligations of Forcenergy arising out of activities prior to March 21, 1999, the bankruptcy petition date, will be discharged in accordance with the plan of reorganization. Pursuant to the plan of reorganization, Forcenergy established a reserve of Forcenergy common stock to be distributed to claimants in the event their disputed claims are ultimately determined by the bankruptcy court to be allowed claims. The reserved shares of Forcenergy common stock became Forest common shares in accordance with the terms of the merger. If the shares in the reserve are inadequate to cover all allowed claims, then under the Forcenergy plan of reorganization Forest would be required to issue additional shares of common stock to the holders of these claims. Forest currently believes, however, that the shares in the reserve are adequate to cover all remaining disputed claims that may be subsequently allowed. We cannot give assurances, however, that this will be the case.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

Item 4A.    Executive Officers of Forest

        The following persons were serving as executive officers of Forest as of February 28, 2002.

Name	Age	Years with Forest	Office(1)
Robert S. Boswell	52	16	Chairman of the Board since March 2000. Chief Executive Officer since December 1995 and President from November 1993 to March 2000. Chief Financial Officer from May 1991 until December 1995. Member of the Board of Directors since 1986. Chairman of the Nominating Committee and member of the Executive Committee. Director of C.E. Franklin Ltd.
H. Craig Clark	45	1	President and Chief Operating Officer since September 5, 2001. Prior to joining Forest, from May 2000 to September 2001 Mr. Clark served as Executive Vice President—U.S. Operations for Apache Corporation, a publicly traded independent energy company. Mr. Clark was employed by Apache Corporation in Houston, Texas, from 1989 to 2001. He served in various management positions during this
			period, including Vice President—Southern Exploration & Production/North American Gas Marketing, Chairman and Chief Executive Officer—Producers Energy Marketing, LLC, an affiliate of Apache Corporation, and Vice President—North American Exploration & Production.
David H. Keyte	45	14	Executive Vice President and Chief Financial Officer since November 1997. Vice President and Chief Financial Officer from December 1995 to November 1997. Vice President and Chief Accounting Officer from December 1993 until December 1995.
Gary E. Carlson	55	1	Senior Vice President—Alaska since December 2000. Vice President—Alaska Division of Forcenergy Inc from March 1997 to December 2000. General Manager for Health, Environment and Safety Support Worldwide of Unocal from 1995 to 1996.
Forest D. Dorn	47	24	Senior Vice President—Corporate Services since December 2000. Senior Vice President—Gulf Coast Region from November 1997 to December 2000. Vice President—Gulf Coast Region from August 1996 to October 1997. Vice President and General Business Manager from December 1993 to August 1996.
James W. Knell	51	14	Senior Vice President—Gulf Coast Region since December 2000. Vice President—Gulf Coast Offshore from May 1999 to December 2000. Gulf Coast Offshore Business Unit Manager from March 1998 to May 1999. Gulf Coast Region Business Unit Manager from November 1997 to March 1998. Corporate Drilling and Production Manager from December 1991 to November 1997.

Neal A. Stanley	54	5	Senior Vice President—Western Region since November 1997. Vice President—Western Region from August 1996 to November 1997. Prior thereto President of Teton Oil and Gas Corporation.
Newton W. Wilson III	51	1	Senior Vice President—Legal Affairs and Corporate Secretary since December 2000. Consultant to Mariner Energy LLC from 1999 to December 2000. Consultant to Sterling City Capital from 1998 to 1999. President and Chief Operations Officer of Union Texas Americas Ltd. from 1996 to 1998. General Counsel, Vice President Administration and Secretary of Union Texas Petroleum Holdings Inc. from 1993 to 1996.
Cecil N. Colwell	51	13	Vice President—Drilling since December 2000. Prior thereto, Drilling Manager since November 1988.
Joan C. Sonnen	48	12	Vice President—Controller, Chief Accounting Officer and Assistant Secretary since December 2000. Vice President—Controller and Corporate Secretary from May 1999 to December 2000. Corporate Secretary from March 1999 to December 2000. Controller since December 1993.
Donald H. Stevens	49	4	Vice President—Capital Markets and Treasurer since November 1998. Vice President—Capital Markets and Strategic Initiatives from August 1997 to November 1998. Prior thereto Vice President—Corporate Relations and Capital Markets of Barrett Resources Corporation from 1992 to 1997. Director of FieldPoint Petroleum Corporation.
Matthew A. Wurtzbacher	39	3	Vice President—Corporate Planning and Development since December 2000. Manager—Operational Planning and Corporate Engineering from June 1998 to December 2000. Financial Engineering Manager of Schlumberger GeoQuest, Reservoir Technologies and Oilfield Services, North America from 1996 to 1998. Senior Reservoir Engineer of Enron Oil and Gas Company from 1993 to 1996.

(1)
The term of office of each officer is one year from the date of his or her election immediately following the last annual meeting of shareholders and until the officer's respective successor has been elected and qualified or until his or her earlier death, resignation or removal from office whichever occurs first. Each of the named persons has held the office indicated since the last annual meeting of Forest's shareholders, except for Mr. Clark as noted above.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

        Forest has one class of common shares outstanding, its common stock, par value $.10 per share (Common Stock). Forest's Common Stock is traded on the New York Stock Exchange under the symbol "FST". On February 28, 2002, there were 46,823,509 outstanding shares of our Common Stock held by 1,825 holders of record. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

        The table below reflects the high and low closing sales prices of the Common Stock on the New York Stock Exchange composite tape during each fiscal quarterly period of 2000 and 2001. On December 7, 2000, Forest completed a 1-for-2 reverse stock split, and periods prior to December 2000 have been restated giving retroactive effect to this stock split. There were no dividends declared on the Common Stock in 2000 or 2001. On February 28, 2002, the closing price of Forest Common Stock was $25.69.

		High	Low
2000:	First Quarter	$25.25	$14.38
	Second Quarter	34.50	20.25
	Third Quarter	38.00	23.50
	Fourth Quarter	37.50	24.75
2001:	First Quarter	36.00	29.00
	Second Quarter	37.29	27.96
	Third Quarter	29.65	23.45
	Fourth Quarter	28.58	24.11

Warrants

        Forest has three series of warrants outstanding, which are each quoted on the NASDAQ Bulletin Board. At February 28, 2002, Forest had outstanding 232,517 warrants expiring on February 15, 2004 (the 2004 Warrants), which were held by 509 holders of record. Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84. On February 28, 2002, the closing price of the 2004 Warrants was $13.75. The table below reflects the high and low closing sales prices of the 2004 Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2000 and 2001.

		High		Low
2000:	First Quarter	$	N/A	$	N/A
	Second Quarter		9.00		0.25
	Third Quarter		13.00		5.00
	Fourth Quarter		15.50		8.00
2001:	First Quarter		15.00		10.13
	Second Quarter		16.00		9.70
	Third Quarter		11.00		6.70
	Fourth Quarter		12.10		8.00

        At February 28, 2002, Forest also had outstanding 232,922 warrants expiring on February 15, 2005 (the 2005 Warrants), which were held by 510 holders of record. Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04. On February 28, 2002, the closing price of the 2005 Warrants was $6.90. The table below reflects the high and low closing sales prices of the 2005 Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2000 and 2001.

		High		Low
2000:	First Quarter	$	N/A	$	N/A
	Second Quarter		6.00		0.03
	Third Quarter		8.50		3.00
	Fourth Quarter		14.00		6.00
2001:	First Quarter		13.63		10.75
	Second Quarter		15.25		9.63
	Third Quarter		9.75		7.00
	Fourth Quarter		9.00		7.06

        At February 28, 2002, Forest also had outstanding 1,773,885 subscription warrants (the Subscription Warrants), which were held by 13 holders of record. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by Forest if, after March 20, 2004, the market price of the Common Stock has exceeded the exercise price for a period of 30 consecutive trading days. Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. On February 28, 2002, the closing price of the Subscription Warrants was $15.00. The table below reflects the high and low closing sales prices of the Subscription Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2000 and 2001.

		High		Low
2000:	First Quarter	$	N/A	$	N/A
	Second Quarter		N/A		N/A
	Third Quarter		17.13		12.00
	Fourth Quarter		23.50		12.00
2001:	First Quarter		23.50		17.50
	Second Quarter		21.50		17.00
	Third Quarter		16.75		13.80
	Fourth Quarter		14.75		13.25

        During 2001, Forest issued 706 shares of common stock pursuant to the exercise of warrants. The warrants were originally issued by Forcenergy in connection with its plan of reorganization under the Bankruptcy Code, and were converted into warrants to purchase Forest common stock pursuant to our merger with Forcenergy on December 7, 2000. The issuance of Forest common stock upon exercise of the warrants is exempt from registration under the Securities Act of 1933 pursuant to section 1145 of the Bankruptcy Code.

Dividend Restrictions

        Forest's present or future ability to pay dividends is restricted by (i) the provisions of the New York Business Corporation Law, (ii) certain restrictive provisions in the Indentures executed in connection with Canadian Forest's 8 3/4% Senior Subordinated Notes due September 15, 2007, which are guaranteed by Forest, Forest's 10 1/2% Senior Subordinated Notes due 2006, Forest's 8% Senior Notes due 2008 and Forest's 8% Senior Notes due 2011, and (iii) our credit facilities dated as of December 7, 2000 with JPMorgan Chase and J.P. Morgan Bank Canada.

        Forest has not paid dividends on its Common Stock during the past five years and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on Forest's earnings, capital requirements, financial condition and other relevant factors. There is no assurance that Forest will pay any dividends. For further information regarding our equity securities and our ability to pay dividends on our Common Stock, see Notes 3 and 6 of Notes to Consolidated Financial Statements.

Item 6.    Selected Financial and Operating Data

        The following table sets forth selected financial and operating data of Forest as of and for each of the years in the five-year period ended December 31, 2001. This data should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

        On December 7, 2000, Forest completed its merger with Forcenergy. The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts, and income of the combined company includes income of Forest and Forcenergy for the entire year. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh-start reporting, are not included in the financial statements of the combined company.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands Except Per Share Amounts, Volumes and Prices)
FINANCIAL DATA
Revenue:
Marketing and processing	$303,527	288,133	166,283	151,079	184,399
Oil and gas sales	714,852	624,925	193,841	173,701	158,450

Total revenue	$1,018,379	913,058	360,124	324,780	342,849
Earnings (loss) before extraordinary items	$109,354	130,608	19,641	(197,786)	3,089
Net earnings (loss)	$103,743	130,608	19,043	(191,590)	(9,270)
Weighted average number of common shares outstanding	47,674	46,330	23,971	20,455	16,834
Net earnings (loss) attributable to common stock	$103,743	126,440	19,043	(191,590)	(9,459)
Basic earnings (loss) per share:
Earnings (loss) attributable to common stock before extraordinary items	$2.30	2.73	.82	(9.67)	.17
Extraordinary items	(.12)	—	(.03)	.30	(.73)

Earnings (loss) attributable to common stock	$2.18	2.73	.79	(9.37)	(.56)
Diluted earnings (loss) per share:
Earnings (loss) attributable to common stock before extraordinary items	$2.22	2.64	.81	(9.67)	.18
Extraordinary items	(.11)	—	(.02)	.30	(.72)

Earnings (loss) attributable to common stock	$2.11	2.64	.79	(9.37)	(.54)
Total assets	$1,796,369	1,752,378	1,474,689	759,736	647,782
Long-term debt	$594,178	622,234	686,153	505,450	254,760
Other long-term liabilities	$37,950	31,241	25,112	24,267	51,787
Shareholders' equity	$923,943	858,966	558,984	168,991	261,827

Item 6.    Selected Financial and Operating Data (Continued)

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands Except Per Share Amounts, Volumes and Prices)
OPERATING DATA
Annual production:
Gas (MMCF)	108,394	113,842	61,702	62,310	49,035
Liquids (MBBLS)	10,600	11,427	4,397	4,269	3,207
Average price received:
Gas (per MCF)	$4.32	3.23	2.18	1.98	2.10
Liquids (per Barrel)	$23.31	22.46	13.51	11.79	17.29
Capital expenditures, net of asset sales	$416,316	372,688	104,612	461,452	147,130
Proved Reserves:
Gas (MMCF)	828,549	844,058	825,623	564,264	378,315
Liquids (MBBLS)	119,549	89,241	97,086	35,069	24,636
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$1,346,653	3,694,431	1,419,022	522,831	439,570
Prices used in calculating present value at end of year proved reserves:
Gas (per MCF)
United States	$2.66	9.52	2.37	2.03	2.55
Canada	$2.06	6.11	1.66	1.38	1.30
Liquids (per Barrel):
United States	$17.01	23.84	22.38	9.51	16.73
Canada	$15.05	23.59	19.98	8.91	13.71

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward-looking statements, as described in more detail in Part I, Item 1, under the heading "Forward-Looking Statements" of this Form 10-K. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks and uncertainties are detailed under the heading "—Risk Factors" below and elsewhere in this Form 10-K. Historical statements made herein are accurate only as of the date of filing of this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date.

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

Results of Operations

        Net earnings for 2001 were $103,743,000 compared to net earnings of $130,608,000 in 2000. The decrease in earnings was due primarily to higher deferred income tax expense in 2001. In 2000, the income tax expense was lower due to a credit for previously unrecognized deferred tax assets. Earnings before income taxes were higher in 2001 than in 2000 as a result of higher product prices, offset partially by higher operating expense and lower production volumes.

        Net earnings for 2000 were $130,608,000 compared to net earnings of $19,043,000 in 1999. The improvement in earnings was due primarily to higher production volumes resulting from the merger with Forcenergy and higher product prices.

        Marketing and processing revenue increased by 5% to $303,527,000 in 2001 from $288,133,000 in 2000 and the related marketing and processing expense increased by 5% to $300,062,000 in 2001 from $285,039,000 in the previous year. The earnings contribution reported for marketing and processing activities increased 12% to $3,465,000 in 2001 from $3,094,000 in 2000. The increase is due primarily to an increase in volumes marketed by ProMark in 2001 as well as higher margins on arrangements where the margin was determined on a percentage of natural gas prices.

        Marketing and processing revenue increased by 73% to $288,133,000 in 2000 from $166,283,000 in 1999, and the related marketing and processing expense increased by 75% to $285,039,000 in 2000 from $162,617,000 in the previous year. The gross margin for marketing and processing activities decreased to $3,094,000 in 2000 from $3,666,000 in 1999. The decrease in the margin was due primarily to lower margins on processing activities in the United States.

        Oil and gas sales revenue increased by 14% to $714,852,000 in 2001 from $624,925,000 in 2000 due primarily to higher oil and gas prices, offset partially by lower production volumes. The average sales prices received for natural gas and liquids in 2001 increased 33% and 4%, respectively, compared to the average sales prices received in 2000. Production volumes for natural gas and liquids on an MCFE basis decreased 6% in 2001 compared to 2000. Volume decreases were attributable primarily to normal declines and property sales affecting Gulf of Mexico properties.

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

        Oil and gas production expense includes costs incurred to operate and maintain wells and related equipment and facilities, including product transportation costs, production taxes and ad valorem taxes. In 2001 production expense increased 33% to $186,250,000 from $140,218,000 in 2000. On an MCFE basis, production expense was $1.08 per MCFE in 2001 compared to $.77 in 2000. The increase in the per-unit rate in 2001 was due primarily to increased workover activity, platform refurbishment in the Gulf of Mexico, pipeline maintenance in Alaska, general service cost increases, higher transportation costs and higher ad valorem tax expense.

        Oil and gas production expense increased 185% to $140,218,000 in 2000 from $49,145,000 in 1999. On an equivalent basis, production expense was $.77 per MCFE in 2000 compared to $.56 per MCFE in 1999. The increases in expense and per-unit rates were primarily the result of higher operating costs associated with Forcenergy properties, higher production taxes and increased workover activity.

        Production volumes and weighted average sales prices for the years ended December 31, 2001, 2000 and 1999 were as follows:

	Years Ended December 31,
	2001	2000	1999
Natural Gas
Production (MMCF):
United States	97,400	102,320	49,279
Canada	10,994	11,522	12,423

Total	108,394	113,842	61,702
Sales price received (per MCF)	$4.16	3.87	2.17
Effects of energy swaps and collars (per MCF)(1)	.16	(.64)	0.01

Average sales price(per MCF)	$4.32	3.23	2.18
Liquids
Oil and condensate:
Production (MBBLS)	9,219	9,885	3,239
Sales price received (per BBL)	$23.82	28.72	17.51
Effects of energy swaps and collars (per BBL)(1)	.55	(5.65)	(2.82)

Average sales price (per BBL)	$24.37	23.07	14.69
Natural gas liquids:
Production (MBBLS)	1,381	1,542	1,158
Average sales price (per BBL)	$16.21	18.57	10.23
Total Liquids Production (MBBLS):
United States	9,239	9,891	2,712
Canada	1,361	1,536	1,685

Total	10,600	11,427	4,397
Average sales price (per BBL)	$23.31	22.46	13.51
Total Production
Production volumes (MMCFE)	171,994	182,404	88,084
Average sales price (per MCFE)	$4.15	3.43	2.20

(1)
Energy swaps were transacted to hedge the price of spot market volumes against price fluctuations. Certain of the arrangements have been designated as cash flow hedges. Hedged natural gas volumes were 42,870 MMCF, 53,078 MMCF and 32,481 MMCF in 2001, 2000 and 1999, respectively. Hedged oil and condensate volumes were 3,742,500 barrels, 6,953,000 barrels and 2,075,000 barrels in 2001, 2000 and 1999, respectively. The aggregate net realized gains (losses) under energy swap agreements were $22,781,000, $(129,091,000) and $(8,684,000), respectively, for the years ended December 31, 2001, 2000 and 1999 and were accounted for as increases (reductions) to oil and gas sales. We also realized a gain of $11,556,000 in 2001 related to derivative instruments that did not qualify as cash flow hedges under the provisions of SFAS No. 133 adopted January 1, 2001. This gain was recorded as other income rather than oil and gas revenue and has not been given effect in the average sales prices shown below.

        General and administrative expense decreased 14% to $30,514,000 in 2001 compared to $35,580,000 in 2000. General and administrative expense was $.18 per MCFE and $.20 per MCFE in 2001 and 2000, respectively. The decrease in the rate for the year was due primarily to operating synergies associated with the merger with Forcenergy, as well as higher recoveries of overhead related to exploration and development activities and production operations. General and administrative expense increased 132% to $35,580,000 in 2000 compared to $15,362,000 in 1999. General and administrative expense was $.20 per MCFE and $.17 per MCFE in 2000 and 1999, respectively. The increase in the rate was due primarily to general and administrative expenses related to Forcenergy operations in 2000.

        Total overhead costs decreased 8% in 2001 compared to 2000 and increased 134% in 2000 compared to 1999. The decrease in 2001 was due to operating synergies and higher overhead recoveries; the increase in 2000 compared to 1999 was due primarily to addition of Forcenergy operations. The amount of overhead capitalized increased to 41% of total overhead in 2001 compared to 37% in 2000 and 1999. The increase in the capitalization rate in 2001 was due primarily to an increase in the relative numbers of exploration and development personnel compared to administrative personnel following the merger with Forcenergy. The following table summarizes total overhead costs incurred during the periods:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Overhead costs capitalized	$21,474	21,086	8,873
General and administrative costs expensed(1)	30,514	35,580	15,362

Total overhead costs	$51,988	56,666	24,235

Number of salaried employees at end of year	352	349	207

(1)
Includes $1,376,000, $1,386,000 and $2,059,000 in 2001, 2000 and 1999, respectively, related to marketing and processing operations.

        Merger and seismic licensing costs of $9,836,000 in 2001 and $31,577,000 in 2000 include banking, legal, accounting, printing and other consulting costs related to the merger; severance paid to terminated employees; expenses for office closures, employee relocation, data migration and systems integration; and costs of transferring seismic licenses from Forcenergy to Forest.

        Depreciation and depletion expense increased 6% to $226,033,000 in 2001 from $212,480,000 in 2000 due primarily to a higher per-unit rate. The depletion rate increased to $1.29 per MCFE in 2001 compared to $1.15 per MCFE in 2000, due primarily to capital spending and higher estimates for future development costs during the first nine months of 2001, offset partially by a reduction in future development costs, credits to the full cost pool for property sales and increases in estimated proved reserves in the last three months of 2001. Depreciation and depletion expense increased 141% to $212,480,000 in 2000 from $88,190,000 in 1999 due primarily to increased production as a result of the merger with Forcenergy and an increased per-unit rate. The depletion rate increased to $1.15 per MCFE in 2000 compared to $.96 per MCFE in 1999, due primarily to higher finding costs in 2000 and higher estimated future development costs in the inflationary environment for oilfield services at that time.

        At December 31, Forest had the following costs of undeveloped properties which were not subject to depletion:

	United States	Canada	International	Total
	(In Thousands)
2001	$86,460	48,577	51,577	186,614
2000	$132,807	33,524	40,432	206,763
1999	$114,545	39,580	21,493	175,618

        The decrease during 2001 compared to 2000 was due primarily to wells in progress in Alaska at December 31, 2000 for which reserves were recorded in 2001, offset partially by costs incurred for wells in progress and lease acquisitions in Canada and exploration activities in South Africa. The increase in 2000 compared to 1999 was due primarily to wells in progress in Alaska and exploration activities in South Africa, offset partially by surrendered and abandoned leases in the United States and Canada.

        In 2001, Forest recorded an impairment of international oil and gas properties of $18,072,000. Of this amount, approximately $10,000,000 related to an unsuccessful well in Albania. Impairments were also recognized in other countries based on expiration of certain concessions and evaluations of the viability of projects in those countries. In 2000, Forest recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand.

        Writedowns of the full cost pools in the United States and Canada may be required if oil and gas prices decline, undeveloped property values decrease, estimated proved reserve volumes are revised downward or estimated future development costs in the respective full cost pools increase such that the book values of our properties exceed the discounted future net cash flows from the reserves attributable to each of the cost pools. Additional impairments of international oil and gas properties may also be required in the future.

        There was an impairment of contract value of $3,239,000 in 2001 related to the netback pool administered by ProMark. The unamortized portion of the contract values recorded in the 1996 acquisition of ProMark were reduced to more closely match the remaining cash flows.

        Other expense of $9,592,000 in 2001 consisted primarily of a reserve of $8,305,000 for 100% of receivables due from Enron for physical sales of natural gas. Other income of $1,757,000 in 2000 consisted primarily of interest income earned by Forcenergy. Other income of $2,629,000 in 1999 consisted primarily of a gain from the sale of gas processing facilities in Canada.

        Interest expense of $49,910,000 in 2001 decreased $10,359,000 or 17% compared to 2000 due to lower average debt balances, lower rates on variable and fixed rate debt and a net gain of $1,163,000 recognized under interest rate swap agreements. Interest expense of $60,269,000 in 2000 increased $19,396,000 or 47% compared to 1999 due primarily to the merger with Forcenergy.

        Foreign currency translation gains (losses) were $(7,872,000) in 2001, $(7,102,000) in 2000 and $10,561,000 in 1999. Foreign currency translation gains and losses relate to translation by Canadian Forest of the 8 3/4% Senior Subordinated Notes, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6279 per $1.00 U.S. at December 31, 2001 compared to $.6672 at December 31, 2000, $.6924 at December 31, 1999 and $.6535 at December 31, 1998. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Senior Subordinated Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

        The realized gain on oil and gas derivative instruments of $11,556,000 in 2001 was due primarily to oil and natural gas prices being, in the aggregate, lower than the prices established in the related derivative contracts. This gain was partially offset by a $2,255,000 writeoff of 100% of the asset value of derivative contracts where Enron was the counterparty. There was a net unrealized gain on derivative instruments of $376,000 in 2001 representing primarily the excess of the fair value over the intrinsic value of options designated as hedges. The realized and unrealized gains on derivative instruments were recorded separately in non-operating income since the instruments do not qualify as hedges under the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which Forest adopted on January 1, 2001.

        Forest recorded current income tax expense of $2,365,000 in 2001 compared to current tax expense of $1,666,000 in 2000 and a current tax benefit of $2,921,000 in 1999. The increases in 2001 and 2000 are due primarily to increased pre-tax profitability and higher state tax provisions. Deferred income tax expense was $77,212,000 in 2001 compared to $4,400,000 in 2000 and $407,000 in 1999. The increase in 2001 was due primarily to increased pre-tax profitability and to the recognition in 2000 of the future income tax benefit of previously unrecognized deferred tax assets. The increase in 2000 compared to 1999 was due primarily to increased pre-tax profitability.

        The extraordinary loss on extinguishment of debt of $5,611,000 in 2001 resulted from the redemption of $129,152,000 and $8,820,000 principal amount of 8 3/4% and 10 1/2% Senior Subordinated Notes, respectively, at 102.764% and 106% of par value, respectively. The extraordinary loss on extinguishment of debt of $598,000 in 1999 resulted from redemption of $8,631,000 remaining principal amount of 11 1/4% Senior Subordinated Notes at 103.792% of par value.

Liquidity and Capital Resources

        Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

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

        Securities Issued.    In June 2001, we issued $200,000,000 principal amount of 8% Senior Notes due 2008 at par for proceeds of $199,500,000 (net of related issuance costs). The net proceeds were used to repay a portion of our U.S. credit facility.

        In October 2001, we issued an additional $65,000,000 principal amount of 8% Senior Notes due 2008 at 99% of par for proceeds of $63,550,000 (net of related issuance costs). The net proceeds were initially used to repay a portion of our U.S. credit facility. Subsequently, borrowings were made under the U.S. credit facility to repurchase approximately $58,000,000 principal amount of our 8 3/4% Senior Subordinated Notes.

        In December 2001, we issued $160,000,000 principal amount of 8% Senior Notes due 2011 at par for proceeds of $157,500,000 (net of related issuance costs). The net proceeds were used to repay a portion of our U.S. credit facility, to repurchase approximately $8,820,000 principal amount of our 10 1/2% Senior Subordinated Notes and for general corporate purposes.

        Securities Repurchased.    During 2001, we repurchased 2,074,300 shares of our common stock at an average price of $26.90 per share, $129,152,000 principal amount of 8 3/4% Senior Subordinated Notes and $8,820,000 principal amount of 10 1/2% Senior Subordinated Notes.

        Bank Credit Facilities.    We have credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank Canada. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. As of December 31, 2001, under the most restrictive of these covenants and financial tests, our available borrowing amount under the credit facilities was estimated to be approximately $385,000,000. If the rating on our bank credit facilities is downgraded, the available borrowing amount under the credit facilities would be determined by a borrowing base subject to semi-annual re-determination. Reduction of the borrowing base could result in a substantial reduction in the available borrowing amount. In addition, we could be obligated to pledge additional assets as collateral.

        Our U.S. credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company.

        At December 31, 2001, the outstanding borrowings under the U.S. credit facility were $19,000,000 and there were no outstanding borrowings under the Canadian Forest credit facility. At March 1, 2002, the outstanding borrowings under the U.S. credit facility were $61,000,000 with an average effective interest rate of 3.123%, and there were outstanding borrowings under the Canadian credit facility of $1,246,000 with an average effective interest rate of 3.875%. At March 1, 2002, Forest had used the credit facilities for letters of credit in the amount of $4,523,000 U.S. and $3,112,000 CDN.

        Credit Ratings.    Currently, our credit facilities, our senior subordinated notes and our senior notes are separately rated by two ratings agencies, Moody's Investor Services and Standard & Poor's (S&P's). In addition, S&Ps has assigned Forest a general corporate credit rating. From time to time, our assigned credit ratings may change. In assigning ratings, the rating agencies evaluate a number of factors, such as our industry segment, volatility of our industry segment, the geographical mix and diversity of our asset portfolio, the allocation of properties and exploration and drilling activities among short-lived and longer-lived properties, the need and ability to replace reserves, our cost structure, our debt and capital structure, and our general financial condition and prospects.

        Our credit facilities include conditions that are linked to our credit rating. The fees and interest rates on our commitments and loans, as well as our collateral obligations, are affected by our credit rating. For example, if our credit rating is downgraded from its current level, we will be subject to tests to determine our borrowing base and the amount of credit that is available. The agreements governing our senior subordinated notes and our senior notes do not include adverse triggers that are tied to our credit rating. The terms of our senior notes include provisions that will allow us greater flexibility if the credit ratings improve to investment grade and other tests have been satisfied. In this event, we would have no further obligation to comply with certain restrictive covenants contained in the indentures governing the senior notes. Our ability to raise funds and the costs of such financing activities may be affected by our credit rating at the time any such activities are conducted.

        Contractual Obligations.    The following table summarizes our contractual obligations as of December 31, 2001:

	2002	2003-2004	2004-2006	After 2006	Total
	(In Thousands)

Long-term debt(1)	$—	—	107,180	488,248	595,428
Operating leases(2)	3,379	6,093	4,431	—	13,903
Unconditional purchase obligations(3)(4)	21,105	30,340	27,465	3,078	81,988
Obligations related to international concessions(5)	2,000	5,313	2,250	1,875	11,438

Total contractual obligations	$26,484	41,746	141,326	493,201	702,757

(1)
Long-term debt consists of our U.S. and Canadian lines of credit, subordinated notes and senior subordinated notes. For a more detail discussion of our long-term debt, see Item 7a, Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk and Note 3 of Notes to Consolidated Financial Statements.

(2)
Consists primarily of leases for office space.

(3)
Consists primarily of firm commitments for gathering, processing and pipeline capacity. Commitments in areas that have secondary markets may be mitigated in the future if firm capacities are no longer required. ProMark, on behalf of the ProMark Netback Pool, has firm commitments for pipeline capacity of approximately $56,712,000. Canadian Forest, as one of the producers in the ProMark Netback Pool, supplied 39% of the gas to the ProMark Netback Pool in 2001.

(4)
Purchase commitments associated with ProMark's trading activities were excluded from the table as all purchase commitments are immediately offset by sales commitments. For a more detailed discussion of ProMark's trading activities, see Part II, Item 7a, Qualitative and Quantitative Disclosures About Market Risk—Commodity Price Risk and Note 8 of Notes to Consolidated Financial Statements.

(5)
Consists of unconditional obligations under work programs in Albania and Gabon. In addition to these unconditional obligations, we are committed to make $55,589,000 of capital expenditures over the next six years pursuant to the terms of other foreign concessions. Nonperformance under any concession agreement could result in the loss of concession rights.

        Forest also makes delay rental payments to lessors during the primary terms of oil and gas leases to delay drilling of wells, usually for one year. Although we are not obligated to make such payments, discontinuing them would result in the loss of the oil and gas lease. Our total maximum commitment under these leases, through 2012, totaled $4,912,000 as of December 31, 2001.

Commercial Commitments.

        Guarantees.    We hold a 30% equity interest in an affiliate that owns and operates a petroleum pipeline system within the Cook Inlet area of Alaska. In our capacity as a shareholder, we have provided a guarantee for our proportionate interest of the obligations of this affiliate under a credit facility. At December 31, 2001, the maximum amount available under the credit facility was $24,000,000 and $10,500,000 was outstanding. Our proportionate share of the amount outstanding was $3,150,000. This credit facility will expire in January 2003. In addition, in our capacity as a shareholder, we may have other contingent obligations in the event the affiliate experiences cash deficiencies or is unable to meet its indemnification requirements or its obligations to the operator of the pipeline. We are unable to predict or quantify the amount of these obligations.

        Surety Bonds.    In the ordinary course of our business and operations, we are required to post surety bonds from time to time with third parties, including governmental agencies. As of February 28, 2002, we have obtained surety bonds from a number of insurance and bonding institutions covering certain of our operations in the United States and Canada in the aggregate amount of approximately $24,200,000. In connection with their administration of offshore leases in the Gulf of Mexico, the MMS annually evaluates each lessee's plugging and abandonment liabilities. The MMS reviews this information and applies certain financial tests including, but not limited to, current asset and net worth tests. The MMS determines whether each lessee is financially capable of paying the estimated costs of such plugging and abandonment liabilities. We annually provide the MMS with our financial information. If we do not satisfy the MMS requirements, we could be required to post supplemental bonds. In the past, Forest has not been required to post supplemental bonds; however, we cannot assure you that we will satisfy the financial tests and remain on the list of MMS lessees exempt from the supplemental bonding requirements. We cannot predict or quantify the amount of any such supplemental bonds or the annual premiums related thereto, but the amount could be substantial.

        Working Capital.    Working capital is the amount by which current assets exceed current liabilities. It is normal for Forest to report working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable for capitalized exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities. For cash management purposes, drawdowns on the credit facilities are not made until the due dates of the payables.

        Forest had a working capital deficit of approximately $38,333,000 at December 31, 2001 compared to a deficit of approximately $1,109,000 at December 31, 2000. The increase in the deficit was due primarily to a decrease in accounts receivable as a result of lower oil and gas prices, offset partially by an increase in other short-term assets, primarily derivative instruments.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $498,013,000 in 2001 compared to $306,532,000 in 2000. The increase was due primarily to higher production revenue as a result of higher oil and gas prices. Cash used for investing activities in 2001 was $421,196,000 compared to $376,061,000 in 2000. The increase was due primarily to increased exploration and development activity in 2001, offset partially by an increase in property sales in 2001. Net cash used by financing activities in 2001 was $81,196,000 compared to $16,172,000 in 2000. The 2001 period included net repayments of bank debt of $313,560,000, cash used for redemption of 8 3/4% Senior Subordinated Notes of $131,933,000, cash used for the purchase of treasury stock of $55,803,000, and net cash inflows of $420,550,000 from the issuance of two series of 8% Senior Notes. The 2000 period included net repayments of bank debt of $52,006,000 and net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock.

        Net cash provided by operating activities increased to $306,532,000 in 2000 compared to $110,513,000 in 1999. The 2000 period included higher production revenue due to higher oil and gas prices and increased production due primarily to the merger with Forcenergy. We used $376,061,000 for investing activities in 2000 compared to $105,646,000 in 1999. The increase was due primarily to higher exploration and development expenditures in 2000 as a result of the merger with Forcenergy. Cash used by financing activities in 2000 was $16,172,000 compared to cash provided of $91,367,000 in 1999. The 2000 period included net repayments of bank debt of $52,006,000, offset partially by net proceeds of $38,800,000 from Forcenergy's issuance of 14% Series A Cumulative Preferred Stock. The 1999 period included net proceeds of $98,561,000 from the issuance of the 10 1/2% Notes, net proceeds of $131,188,000 from the issuance of common stock, and $96,506,000 of cash attributable to fresh start accounting of Forcenergy, offset by net repayments of bank borrowings of $225,765,000.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development for the past three years were as follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Property acquisition costs:
Proved properties	$31	20,213	1,043
Undeveloped properties	—	2,486	1,200

	31	22,699	2,243
Exploration costs:
Direct costs	214,194	126,367	61,978
Overhead capitalized	9,820	7,013	3,789

	224,014	133,380	65,767
Development costs:
Direct costs	328,962	217,886	49,259
Overhead capitalized	11,654	14,073	5,084

	340,616	231,959	54,343
Basis of Forcenergy properties acquired	—	—	510,000

Total capital expenditures	$564,661	388,038	632,353

        Forest's anticipated expenditures for exploration and development in 2002 are approximately $250,000,000 to $350,000,000. We intend to meet our 2002 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we experience increased cash flow or access additional sources of capital.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

        Dispositions of Assets.    As a part of our ongoing operations, we routinely dispose of non-strategic assets. Assets with marginal value or which are not consistent with our operating strategy are identified for sale or trade. At the present time, Forest is offering for sale certain marginal properties in each of our operating regions.

        During 2001, we disposed of properties with estimated proved reserves of approximately 69.8 BCF of natural gas and 4,868,000 barrels of oil for total proceeds of approximately $152,872,000. Of this amount, approximately $118,000,000 related to properties located in the offshore Gulf of Mexico area in which we sold 50% of our interests to Unocal in connection with a strategic joint venture program. During 2000, Forest disposed of properties with estimated proved reserves of approximately 28.3 BCF of natural gas and 913,000 barrels of oil for total net proceeds of $17,304,000. During 1999, we disposed of properties with estimated proved reserves of approximately 7.7 BCF of natural gas and 956,000 barrels of oil for total net proceeds of $8,756,000. Also during 1999, we disposed of gas processing facilities for net proceeds of $7,174,000 and disposed of a long-term investment for net proceeds of $4,565,000.

        Impact of Recently Issued Accounting Pronouncements.    During 2001, the Financial Accounting Standards Board issued four new pronouncements:

        Statement 141, Business Combinations, requires that the purchase method of accounting be used to account for all business combinations and applies to all business combinations initiated or completed after June 30, 2001. The statement also establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of this statement would be applied if we were to enter into any future business combination. The adoption of this statement as of July 1, 2001 had no impact on our historical financial statements.

        Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized but tested for impairment at least annually. Other intangible assets are to be amortized over their useful lives and reviewed for impairment. An intangible asset with an indefinite useful life will not be amortized until its useful life becomes determinable. The effective date of this statement is January 1, 2002. The impact of the adoption and implementation of SFAS No. 142 on Forest's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of January 1, 2002, we had unamortized goodwill in the amount of $10,537,000 that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $720,000 and $765,000 during the years ended December 31, 2001 and 2000, respectively.

        Statement 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation, depletion, and amortization of oil and gas properties without recording a separate liability for such amounts. We have not completed our assessment of the impact of SFAS No. 143 on our financial condition and results of operations, but expect that adoption of the statement will result in increases in the capitalized costs of our oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

        Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) retains the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 also expands the basic provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement. The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. It could be a segment, a reporting unit, a consolidated subsidiary, or an asset group.

        Forest adopted SFAS No. 144 as of January 1, 2002. Because we have elected the full-cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to our oil and gas assets, which are instead subject to ceiling limitations. For our non-oil and gas assets, the method of impairment assessment is largely unchanged from SFAS No. 121. The adoption of SFAS No. 144 is not expected to have an impact on our financial statements.

Risk Factors

        Forest has made in this Form 10-K, and may from time to time otherwise make in other public filings, press releases and discussions with management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E f the Securities Exchange Act of 1934. These forward-looking statements include statements, among others, about Forest's operations, performance and financial results and condition, as described in more detail in Part I, Item 1 of this Form 10-K, under the heading "—Forward-Looking Statements." Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied by the forward-looking statements. Some of these risks and uncertainties are detailed below and elsewhere in this Form 10-K and in Forest's other public filings, press releases and discussions with Forest's management. Forest undertakes no obligation to update or revise any forward-looking statements, except as required by law.

        In addition to the information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating Forest.

        Oil and gas price declines and their volatility could adversely affect Forest's revenue, cash flows and profitability.    Prices for oil and natural gas fluctuate widely. Forest's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and natural gas. Increases and decreases in prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks may be subject to redetermination based on changes in prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil and natural gas that Forest can produce economically. Any substantial or extended decline in the prices of or demand for oil and natural gas would have a material adverse effect on our financial condition and results of operations.

        We cannot predict future oil and natural gas prices. Factors that can cause price fluctuations include:

  •
  relatively minor changes in the supply of and demand for oil and natural gas;

  •
  market uncertainty;

  •
  the level of consumer product demand;

  •
  weather conditions;

  •
  domestic and foreign governmental regulations;

  •
  the price and availability of alternative fuels;

  •
  political and economic conditions in oil producing countries, particularly those in the Middle East;

  •
  the foreign supply of oil and natural gas;

  •
  the price of oil and gas imports; or

  •
  general economic conditions.

        Hedging transactions may limit our potential gains.    In order to manage our exposure to price risks in the marketing of our oil and natural gas, we enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedges are limited in duration, usually for periods of one year or less. While intended to reduce the effects of volatile oil and gas prices, such transactions may limit our potential gains if oil and gas prices were to rise substantially over the price established by the arrangements. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

  •
  our production is less than expected;

  •
  there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

  •
  the counterparties to our future contracts fail to perform under the contracts; or

  •
  a sudden unexpected event materially impacts oil or natural gas prices.

        For example, a subsidiary of Enron Corp. that is a counterparty on several of our derivative contracts filed for protection under Chapter 11 of the Bankruptcy Code in December 2001. We have fully impaired the $2.5 million value of the related derivative asset at December 31, 2001. We cannot give any assurance as to whether we will be able to collect any amounts due us on such contracts. In addition, we may continue to be liable for payments of any amounts which may become due to the counterparty and its affiliates that are parties to such contracts, regardless of the bankruptcy proceeding.

        We cannot assure you that our hedging transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. For further information concerning prices, market conditions and energy swap and collar agreements, see Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this Form 10-K, and Notes 8 and 10 of Notes to Consolidated Financial Statements.

        Certain parties with whom we have long-term and short-term contracts may fail to perform.    We have long-term and short-term contracts, including agreements for the sale of oil and natural gas. The other parties to these contracts could fail to perform their contractual obligations as a result of circumstances that are beyond our control. Our ability to enforce these contractual obligations may be adversely affected by bankruptcy and other creditors' rights laws. For example, in 2001 we sold natural gas to a subsidiary of Enron Corp. that filed for protection under Chapter 11 of the Bankruptcy Code. This sale was on a month-to-month basis. We have fully reserved the amounts due to us under the Enron contracts and, because of the bankruptcy, cannot give any assurance as to whether we will be able to collect the amounts due.

        We may not be able to obtain adequate financing to execute our operating strategy.    We have historically addressed our long-term liquidity needs through the use of bank credit facilities, the issuance of debt and equity securities and the use of cash provided by operating activities. We continue to examine the following alternative sources of long-term capital:

  •
  bank borrowings or the issuance of debt securities;

  •
  the issuance of common stock, preferred stock or other equity securities;

  •
  the issuance of nonrecourse production-based financing or net profits interests;

  •
  sales of non-strategic properties;

  •
  sales of prospects and technical information; and

  •
  joint venture financing.

        The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and the value and performance of Forest. We may be unable to execute our operating strategy if we cannot obtain capital from these sources.

        We may not be able to fund our planned capital expenditures.    We spend and will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and natural gas reserves. Our capital expenditures during 2001, 2000 and 1999 totaled $565 million, $388 million and $632 million, respectively. We expect our total capital expenditures in 2002 to be at least $250 million. If low oil and natural gas prices, drilling or production delays, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our drilling and development program.

        In addition, if our borrowing base under our credit facility is redetermined to a lower amount, this could adversely affect our ability to fund our planned capital expenditures. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such expenditures. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

        A curtailment of capital spending could adversely affect our ability to replace production and our future cash flow from operations.

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

        Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. In certain situations, hydrocarbon reservoirs underlying our properties may extend beyond the boundaries of our own acreage to adjacent acreage owned by others. In this case, our properties may also be susceptible to hydrocarbon drainage from production by the operators on those adjacent properties. Also, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenue, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. Such variances may be material.

        At December 31, 2001, approximately 39% of our estimated proved reserves were undeveloped compared to 27% at December 31, 2000. The increase in the percentage of undeveloped reserves is attributable primarily to our discovery at Redoubt Shoal, Alaska. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. In estimating our proved reserves we have assumed that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with generally accepted petroleum engineering and evaluation principles, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 13 of Notes to Consolidated Financial Statements.

        You should not assume that the present value of future net revenues referred to in this Form 10-K is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor for Forest. The effective interest rate at various times and the risks associated with Forest or the oil and gas industry in general will affect the appropriateness of the 10% discount factor.

        Leverage will materially affect our operations.    As of December 31, 2001, our long-term debt was approximately $594 million, including approximately $19 million outstanding under our global bank credit facilities with a syndicate of banks led by JPMorgan Chase and J.P. Morgan Bank Canada. Our long-term debt represented 39% of our total capitalization at December 31, 2001.

        Our level of debt affects our operations in several important ways, including the following:

  •
  a significant portion of our cash flow from operations is used to pay interest on borrowings;

  •
  the covenants contained in the agreements governing our debt limit our ability to borrow additional funds, to dispose of assets, or to pay dividends;

  •
  the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

  •
  a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

  •
  the terms of the agreements governing our debt permit our creditors to accelerate payments upon an event of default (including an event of default under other agreements) or a change of control.

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

        If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, or repay such debt with the proceeds of any equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future debt or equity financing will be available to pay or refinance such debt. In addition, if our bank credit facility rating is downgraded, our ability to borrow under our credit facilities would be subject to a borrowing base that would re-determined semi-annually. If, following such a re-determination, our outstanding borrowings exceeded the amount of the re-determined borrowing base, we would be forced to repay a portion of the outstanding borrowings in excess of the re-determined borrowing base. We cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale would have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, our credit ratings and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

        Lower oil and gas prices may cause us to record ceiling limitation writedowns.    We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test writedown." This charge does not impact cash flow from operating activities, but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, if estimated future development costs increase or if purchasers cancel long-term contracts for our natural gas production. We cannot assure you that we will not experience ceiling test writedowns in the future.

        We may incur significant abandonment costs or be required to post substantial performance bonds in connection with the plugging and abandonment of wells, platforms and pipelines.    We are responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and gas properties, pro rata to our working interest. We provide for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as production occurs. We also account for these future liabilities by including all projected abandonment costs as a reduction in the future cash flows from our reserves in our reserve reporting. As of December 31, 2001, total undiscounted future abandonment costs were estimated to be approximately $153 million, primarily for properties in offshore Gulf of Mexico and Alaska waters. Approximately $5 million in abandonment costs are anticipated to be incurred in 2002, all of which are expected to be funded by cash flow from operations. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, changes in abandonment techniques and technology, and changes in environmental laws and regulations.

        We may not be able to replace production with new reserves.    In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are relatively slow. Production from Gulf of Mexico reservoirs represented approximately 55% of our total production in 2001. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful exploration and development activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

        Our operations are subject to numerous risks of oil and gas drilling and production activities.    Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

  •
  unexpected drilling conditions;

  •
  geological pressure or irregularities in formations;

  •
  equipment failures or accidents;

  •
  weather conditions;

  •
  shortages in experienced labor; and

  •
  shortages or delays in the delivery of equipment.

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

        Our Redoubt Shoal Prospect in Alaska is an important property on which we have spent and have budgeted to spend substantial amounts.    Our discovery at Redoubt Shoal in the Cook Inlet of Alaska is an important property on which we have recorded 50 MMBBLS of estimated proved reserves and where we expect to spend substantial amounts in 2002 to bring the discovery on production. In order to complete the construction of our facilities and conduct ongoing operations in the Cook Inlet area, we will need to obtain various Federal and state governmental approvals, permits and licenses and enter into agreements with individual landowners. We cannot control the timing or the issuance of these approvals, and there also exists the possibility that a third party will commence a legal challenge to such approvals and permits. We may encounter difficulties commencing production. Once production begins, it will be through a single production facility. Since a significant portion of our oil recovery at Redoubt Shoal will come from a secondary recovery water injection program, there is risk that ultimate recovery will vary from our estimates based on the performance of the water injection program. In addition, the area in which we operate in Alaska may experience volcanic activity, tremors and earthquakes. Depending on the severity of these types of disturbances, they could cause substantial damage to our facilities and interrupt production.

        A delay in the commencement of production or curtailment of production for a significant period of time could have an adverse effect on our financial condition and results of operations. In addition, we may be restrained in our ability to market production due to the availability, proximity and capacity limits of pipelines.

        Our industry experiences numerous operating risks.    The exploration, development and production of oil and natural gas involves risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. For example, a substantial portion of our oil and gas operations is located offshore in the Gulf of Mexico. The Gulf of Mexico area experiences tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

        The profitability of our gas marketing activities may be limited.    Our operations include gas marketing through our subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of gas production in Canada, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. The profitability of such natural gas marketing operations depends on our ability to assess and respond to changing market conditions, including credit risk. Profitability also depends on our ability to maximize the volume of third party natural gas that we purchase and resell or exchange and to obtain a satisfactory fee for service or margin between the negotiated purchase price and the sales price for such volumes. If we are unable to respond accurately to changing conditions in the gas marketing business, our results of operations could be materially adversely affected. ProMark does not buy or sell gas to hold as a speculative position. All transactions are immediately offset, establishing the margin to be earned. ProMark is exposed to credit risk because the counterparties to agreements might not perform their contractual obligations.

        Our international operations may be adversely affected by currency fluctuations and economic and political developments.    We have significant oil and gas operations in Canada. The expenses of such operations, which represented approximately 10% of consolidated cash costs of oil and gas operations, are payable in Canadian dollars. Most of the revenue from Canadian natural gas and oil sales, which represented 8% of total oil and gas revenue in 2001, is based upon U.S. dollars price indices. As a result,

Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollars. Forest is also required to recognize foreign currency translation gains or losses related to the debt issued by our Canadian subsidiary because the debt is denominated in U.S. dollars and the functional currency of such subsidiary is the Canadian dollar. We have also acquired additional oil and gas assets in other countries. Although there are no material operations in these countries, our foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries. In South Africa we have an interest in offshore properties with the potential for gas production. No proved reserves have been assigned to these properties as commercial use has not been established. If we are unable to arrange for commercial use of these properties, we may not be able to recoup our investment and will not realize our anticipated financial and operating results for these properties.

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

        Our future acquisitions may not contain economically recoverable reserves.    Our recent growth is due in part to our merger with Forcenergy in 2000 and acquisitions of producing properties. A successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every platform or well. Even when a platform or well is inspected, structural and environmental problems are not necessarily discovered. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

        There are uncertainties in successfully integrating our acquisitions.    Integrating acquired businesses and properties involves a number of special risks. These risks include the possibility that management may be distracted from regular business concerns by the need to integrate operations and that unforeseen difficulties can arise in integrating operations and systems and retaining and assimilating the employees. In addition, although we perform a diligent review of the properties acquired in connection with such acquisitions in accordance with industry practices, such reviews are inherently incomplete. These reviews may not necessarily reveal all existing or potential problems or permit us to fully assess the deficiencies and potential associated with the properties. Any of these or similar risks could lead to potential adverse short-term or long-term effects on our operating results.

        The marketability of our production depends largely upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities.    The marketability of our production depends in part upon the availability, proximity, operation and capacity of gas gathering systems, pipelines and processing facilities. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other companies with priority transportation agreements. The available capacity, or lack of available capacity, on these systems and facilities, could result in the shutting-in of producing wells or the delay or discontinuance of development plans for properties. Our access to transportation options can also be affected by U.S. federal and state and Canadian regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on Forest could be substantial and could adversely affect our ability to produce and market oil and natural gas.

        Our oil and gas operations are subject to various governmental regulations that materially affect our operations.    Our oil and gas operations are subject to various U.S. federal, state and local and Canadian federal and provincial governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharges of wastewaters and other substances generated in connection with drilling operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. In addition, the Federal Oil Pollution Act (OPA), as amended, requires operators of offshore facilities to prove that they have the financial capability to respond to costs that may be incurred in connection with potential oil spills. Under the OPA and other federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for such spills of oil and other regulated substances, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. U.S. and non-U.S. laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

        The significant ownership position of Anschutz could limit Forest's ability to enter into certain transactions.    As of February 28, 2002, The Anschutz Corporation owned approximately 32.5% of our common stock and its principal owner currently serves as the chairman of the Executive Committee of our board of directors. Three of Forest's directors are officers of Anschutz. Therefore, Anschutz may substantially influence matters being considered by Forest and its board of directors.

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

        Anschutz engages in the oil and gas business and we have entered into oil and gas transactions with Anschutz in the past.    Anschutz is actively engaged in the oil and gas exploration and production business and may compete with us in certain geographic areas. We have periodically entered into transactions with Anschutz that are approved by disinterested members of our Board of Directors. Forest can give no assurance that any transaction with Anschutz, regardless of Board approval, will ultimately be in Forest's best interests or that Forest will not be significantly disadvantaged by such a transaction.

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

Critical Accounting Policies

        Alternatives exist among accounting methods we use to report our financial results. The choice of an accounting method can have a significant impact on reported amounts. In addition, application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the revenues and expenses reported during the period. Changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated.

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, depreciation and amortization, the amount of future net revenues used in computing the ceiling test limitations and the amount of abandonment obligations used in such calculations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties and the valuation of deferred tax assets.

        The use of estimates, judgments and assumptions and the potential effects thereof are further described in "—Risk Factors" in this Item 7 and in Notes to Consolidated Financial Statements.

        Full Cost Method of Accounting.    We use the "full cost method" of accounting for our oil and gas operations. Separate cost centers are maintained for each country in which we incur costs. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each full cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. A reserve is also provided for estimated future development costs related to proved reserves and for estimated future costs of site restoration, dismantlement and abandonment as a component of depletion expense. Changes in estimates of reserves, future development costs or future abandonment costs are accounted for prospectively in the depletion calculations.

        Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized in the appropriate full cost pool.

        Where proved reserves are established, the net capitalized costs of oil and gas properties may not exceed a "ceiling limitation" which is based on the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, all net of expected income tax effects. To the extent the net capitalized costs of oil and gas properties exceed the ceiling limit, the excess is charged to earnings.

        Changes in estimates of discounted future net revenues will affect the calculation of the ceiling limitation. We did not have any writedowns related to the full cost ceiling limitation in 2001, 2000 or 1999. As of December 31, 2001, the ceiling limitation exceeded the carrying value of the Company's oil and gas properties by approximately $203,517,000 in the U.S. and $17,024,000 (CDN) in Canada. Estimates of discounted future net cash flows at December 31, 2001 were based on average natural gas prices of approximately $2.66 per MCF in the U.S. and approximately $2.06 per MCF in Canada and on average liquids prices of approximately $17.01 per barrel in the U.S. and approximately $15.05 per barrel in Canada. A reduction in oil and gas prices and/or estimated quantities of oil and gas reserves would reduce the ceiling limitation in the U.S. and Canada and could result in a ceiling test writedown.

        In countries where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized as unproved property costs until proved reserves have been established or until exploration activities cease. If exploration activities result in the establishment of proved reserves, amounts are reclassified as proved properties and become subject to depreciation, depletion and amortization and the application of the ceiling test. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs are charged against earnings as impairments. As of December 31, 2001, costs related to these international projects of approximately $51,577,000 were not being depleted pending determination of the existence of proved reserves. In 2001, we recorded an impairment of $18,072,000 related to the concessions in Albania, Australia, Italy, Romania, Tunisia and Thailand.

        Under the alternative "successful efforts method" of accounting, surrendered, abandoned and impaired leases, delay lease rentals, dry holes and overhead costs are expensed as incurred. Capitalized costs are depleted on a property by property basis under the successful efforts method. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion. Impairments are assessed on a property-by-property basis and are charged to expense when assessed.

        We believe the full cost method is the appropriate method to use to account for our oil and gas exploration and development activities. We conduct significant exploration programs in the Gulf of Mexico, the Cook Inlet area of Alaska, frontier areas in Canada and in various international regions. We believe the full cost method more appropriately treats the costs of these exploration programs as part of an overall investment in discovering and developing proved reserves.

        Entitlements Method of Accounting for Oil and Gas Sales.    We account for oil and gas sales using the "entitlements method." Under the entitlements method, revenue is recorded based upon our ownership share of volumes sold, regardless of whether we have taken our ownership share of such volumes. We record a receivable or a liability to the extent we receive less or more than our share of the volumes and related revenue. Under the alternative "sales method" of accounting for oil and gas sales, revenue is recorded based on volumes taken by us or allocated to us by third parties, regardless of whether such volumes are more or less than our ownership share of volumes produced. Reserve estimates are adjusted to reflect any overproduced or underproduced positions. Receivables or payables are recognized on a company's balance sheet only to the extent that remaining reserves are not sufficient to satisfy volumes over- or under-produced.

        Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between Forest and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices.

        Forest prefers the entitlements method of accounting for oil and gas sales because it allows for recognition of revenue based on our actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. At December 31, 2001, Forest had taken approximately 758 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $1,752,000 was recorded as a long-term liability.

        Valuation of Deferred Tax Assets.    We use the asset and liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize its United States net deferred tax asset at December 31, 2001, the Company will need to generate future taxable income of approximately $86,253,000 prior to the expiration of the net operating loss carryforwards in 2003 to 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada and, through ProMark, our marketing subsidiary, we market natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps, collars and other financial instruments. All of our energy swaps and collar agreements and a portion of our basis swaps in place at December 31, 2001 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 47%, 52% and 51% of our consolidated production, on an equivalent basis, during the years ended December 31, 2001, 2000 and 1999, respectively.

        Long-Term Sales Contracts.    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 2001, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
2002	5.5	$2.74 CDN
2003	5.5	$2.85 CDN
2004	5.5	$2.95 CDN
2005	5.5	$3.07 CDN
2006	5.5	$3.19 CDN
2007	5.5	$3.31 CDN
2008	5.5	$3.44 CDN
2009	3.6	$4.17 CDN
2010	1.7	$6.46 CDN
2011	0.8	$6.82 CDN

        Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2001 Canadian Forest supplied 39% of the gas for the ProMark Netback Pool.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
2002	0.6	$3.68 CDN
2003	0.6	$3.82 CDN
2004	0.6	$3.96 CDN
2005	0.6	$4.11 CDN
2006	0.5	$4.27 CDN

        Hedging Program.    In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of December 31, 2001, Forest had entered into the following swaps:

	Natural Gas		Oil
	BBTU's per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
First Quarter 2002	75.0	$3.09	11,500	$23.04
Second Quarter 2002	75.0	$2.82	11,500	$22.89
Third Quarter 2002	65.0	$3.33	10,000	$22.44
Fourth Quarter 2002	21.9	$3.33	10,000	$22.22

        Between January 1, 2002 and March 20, 2002 we entered into oil swaps for 3,000 barrels per day in 2003 at an average hedged price of $21.26 per barrel and for 1,000 barrels per day in the first quarter of 2004 at an average hedged price of $22.80 per barrel, and also entered into additional natural gas swaps covering an aggregate of 25 BBTU's per day for the period April through June 2002 at a weighted average price of $3.04 per MMBTU and covering an aggregate of 25 BBTU's per day for the period November 2002 through March 2003 at a weighted average price of $3.62 per MMBTU.

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of December 31, 2001, Forest had entered into the following collars for 2002:

	Natural Gas
	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	BBTU's Per Day
First Quarter 2002	$4.00	$8.05	10.0

        Between January 1, 2002 and March 20, 2002, we entered into oil collars for 1,500 barrels per day for all of 2003 at an average ceiling price and floor price of $25.50 and $22.00, respectively.

        We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of December 31, 2001, Forest had entered into basis swaps with weighted average volumes of 55.0 BBTU's per day in 2002. Between January 1, 2002 and March 20, 2002, we entered into additional basis swaps covering weighted average volumes of 25 BBTU's per day from April through June 2002 and 25 BBTU's per day from November 2002 through March 2003.

        The fair value of our cash flow hedges as of December 31, 2001 was a gain of approximately $24,508,000.

        Trading Activities.    Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not enter into agreements to buy or sell natural gas to hold as a speculative or open position. All transactions represent physical volumes and are immediately offset, thereby fixing the margin and eliminating the market risk on the related agreements. At December 31, 2001, ProMark's trading operations had the following purchase and sales commitments in place for 2002 and 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
2002	2.4	$5.83 CDN	$5.88 CDN
2003	0.6	$4.65 CDN	$4.93 CDN

        As of December 31, 2001, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 10.3 BBTU's per day in 2002.

        The fair value of our derivative instruments not designated as cash flow hedges as of December 31, 2001 was a gain of approximately $376,000.

Foreign Currency Exchange Risk

        We conduct business in several foreign currencies and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

        Canada.    The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Senior Subordinated Notes that it issued in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $63,248,000 principal amount of the debt is due in 2007.

        Operations outside of North America.    Expenditures incurred relative to the foreign concessions held by Forest have been primarily U.S. dollar-denominated.

Interest Rate Risk

        The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at December 31, 2001:

	2005	2006	2007	2008	2011	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$19,000	—	—	—	—	19,000	19,000
Average interest rate	4.22%	—	—	—	—	4.22%
Long-term debt:
Fixed rate	$—	88,180	63,248	265,000	160,000	576,428	583,395
Average interest rate	—	10.5%	8.75%	8.00%	8.00%	8.46%

        In connection with the issuance of $200,000,000 8% Senior Notes due 2008, we entered into an interest rate swap under which we will pay a variable rate based on the six month London Interbank Offered Rate (LIBOR) plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 over the term of the note issue. In connection with the issuance of $160,000,000 8% Senior Notes due 2011, we entered into an interest rate swap under which we will pay a variable rate based on LIBOR plus 181.25 basis points in exchange for a fixed rate of 8% on $50,000,000 over the term of the note issue. The fair value of these interest rate swaps as of December 31, 2001 was a gain of approximately $5,040,000.

Item 8.    Financial Statements and Supplementary Data

        Information concerning this Item begins on the following page.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Independent Auditors' Report

         The Board of Directors and Shareholders
Forest Oil Corporation:

        We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 8 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

KPMG LLP

Denver, Colorado
February 12, 2002

FOREST OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,387	14,003
Accounts receivable	134,090	203,245
Derivative instruments	31,632	—
Other current assets	27,856	21,580

Total current assets	201,965	238,828
Net property and equipment, at cost, full cost method (Note 3)	1,516,900	1,359,756
Deferred income taxes (Note 4)	43,930	119,300
Goodwill and other intangible assets, net	13,263	19,412
Other assets	20,311	15,082

	$1,796,369	1,752,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$209,163	192,200
Accrued interest	7,364	11,436
Current portion of deferred income tax liability	11,154	—
Other current liabilities	12,617	36,301

Total current liabilities	240,298	239,937
Long-term debt (Notes 3 and 14)	594,178	622,234
Other liabilities	21,524	16,376
Deferred income taxes (Note 4)	16,426	14,865
Shareholders' equity (Notes 2, 3, 5 and 6)
Common stock, 48,834,306 shares in 2001 (48,397,177 shares in 2000)	4,883	4,840
Capital surplus	1,145,282	1,139,136
Accumulated deficit	(165,824)	(269,567)
Accumulated other comprehensive loss	(4,147)	(12,177)
Treasury stock, at cost, 2,089,831 shares in 2001 (167,931 shares in 2000)	(56,251)	(3,266)

Total shareholders' equity	923,943	858,966

	$1,796,369	1,752,378

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands Except Per Share Amounts)
Revenue:
Marketing and processing	$303,527	288,133	166,283
Oil and gas sales:
Gas	467,767	368,245	134,426
Oil, condensate and natural gas liquids	247,085	256,680	59,415

Total oil and gas sales	714,852	624,925	193,841

Total revenue	1,018,379	913,058	360,124
Operating expenses:
Marketing and processing	300,062	285,039	162,617
Oil and gas production	186,250	140,218	49,145
General and administrative	30,514	35,580	15,362
Merger and seismic licensing (Note 2)	9,836	31,577	—
Depreciation and depletion	226,033	212,480	88,190
Impairment of oil and gas properties	18,072	5,876	—
Impairment of contract value	3,239	—	—

Total operating expenses	774,006	710,770	315,314

Earnings from operations	244,373	202,288	44,810
Other income and expense:
Other expense (income), net	9,592	(1,757)	(2,629)
Interest expense	49,910	60,269	40,873
Translation (gain) loss on subordinated debt (Note 3)	7,872	7,102	(10,561)
Realized gain on derivative instruments, net (Note 8)	(11,556)	—	—
Unrealized gain on derivative instruments, net (Note 8)	(376)	—	—

Total other income and expense	55,442	65,614	27,683

Earnings before income taxes and extraordinary items	188,931	136,674	17,127
Income tax expense (benefit) (Note 4):
Current	2,365	1,666	(2,921)
Deferred	77,212	4,400	407

	79,577	6,066	(2,514)

Net earnings before extraordinary items	109,354	130,608	19,641
Extraordinary items—loss on extinguishment of debt (Note 3)	(5,611)	—	(598)

Net earnings	$103,743	130,608	19,043

Earnings attributable to common stock	$103,743	126,440	19,043

Weighted average number of common shares outstanding	47,674	46,330	23,971

Basic earnings per common share:
Earnings attributable to common stock before extraordinary items	$2.30	2.73	.82
Extraordinary items—loss on extinguishment of debt	(.12)	—	(.03)

Earnings attributable to common stock	$2.18	2.73	.79

Diluted earnings per common share:
Earnings attributable to common stock before extraordinary items	$2.22	2.64	.81
Extraordinary items—loss on extinguishment of debt	(.11)	—	(.02)

Earnings attributable to common stock	$2.11	2.64	.79

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In Thousands)
Balance December 31, 1998	$—	2,233	592,204	(415,050)	(9,948)	(448)	168,991
Common Stock issued, net of offering costs (Note 6)	—	450	130,738	—	—	—	131,188
Common Stock issued as compensation (Note 6)	—	1	103	—	—	—	104
Stock options exercised (Note 6)	—	7	1,421	—	—	—	1,428
Employee stock purchase plan (Note 6)	—	—	56	—	—	—	56
Equity of Forcenergy on a fresh-start basis (Note 2)	—	1,920	238,080	—	—	—	240,000
Comprehensive income:
Net earnings	—	—	—	19,043	—	—	19,043
Reduction in unfunded pension liability (Note 7)	—	—	—	—	493	—	493
Foreign currency translation	—	—	—	—	(2,319)	—	(2,319)

Total comprehensive income							17,217

Balance December 31, 1999	—	4,611	962,602	(396,007)	(11,774)	(448)	558,984
Preferred Stock issued (Note 5)	38,858	—	—	—	—	—	38,858
Preferred Stock dividends paid in kind (Note 5)	4,168	—	—	(4,168)	—	—	—
Preferred Stock exchanged for Common Stock (Note 5)	(43,026)	152	42,874	—	—	—	—
Exercise of warrants (Note 6)	—	2	294	—	—	—	296
Stock options exercised (Note 6)	—	69	11,849	—	—	—	11,918
Employee stock purchase plan (Note 6)	—	3	338	—	—	—	341
Common stock issued as compensation (Note 6)	—	3	595	—	—	—	598
Stock option compensation (Note 6)	—	—	3,013	—	—	—	3,013
Tax benefit of stock options exercised	—	—	2,900	—	—	—	2,900
Purchase of treasury stock (Note 6)	—	—	—	—	—	(2,818)	(2,818)
Fresh start tax benefits recognized (Note 4)	—	—	114,671	—	—	—	114,671
Comprehensive income:
Net earnings	—	—	—	130,608	—	—	130,608
Unrealized gain on market value of investment	—	—	—	—	39	—	39
Increase in unfunded pension liability (Note 7)	—	—	—	—	(2,072)	—	(2,072)
Foreign currency translation	—	—	—	—	1,630	—	1,630

Total comprehensive income							130,205

Balance December 31, 2000	—	4,840	1,139,136	(269,567)	(12,177)	(3,266)	858,966
Exercise of warrants (Note 6)	—	—	17	—	—	—	17
Stock options exercised (Note 6)	—	57	7,970	—	—	—	8,027
Tax benefit of stock options exercised	—	—	40	—	—	—	40
Employee stock purchase plan (Note 6)	—	1	433	—	—	—	434
Purchase of treasury stock (Note 6)	—	—	—	—	—	(55,803)	(55,803)
Retirement of treasury stock (Note 6)	—	(15)	(2,803)	—	—	2,818	—
Stock option compensation (Note 6)	—	—	595	—	—	—	595
Cash in lieu of shares exchanged	—	—	(50)	—	—	—	(50)
Shares retired in lieu of taxes on restricted stock award	—	—	(56)	—	—	—	(56)
Comprehensive income:
Net earnings	—	—	—	103,743	—	—	103,743
Unrealized loss on market value of investment	—	—	—	—	(426)	—	(426)
Unrealized gain on effective derivative instruments, net (Note 8)	—	—	—	—	19,293	—	19,293
Increase in unfunded pension liability (Note 7)	—	—	—	—	(4,251)	—	(4,251)
Foreign currency translation	—	—	—	—	(6,586)	—	(6,586)

Total comprehensive income							111,773

Balance December 31, 2001	$—	4,883	1,145,282	(165,824)	(4,147)	(56,251)	923,943

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash flows from operating activities:
Net earnings before preferred dividends and extraordinary items	$109,354	130,608	19,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	226,033	212,480	88,190
Impairment of oil and gas properties	18,072	5,876	—
Impairment of contract value	3,239	—	—
Amortization of deferred debt costs	1,793	1,517	1,341
Translation loss (gain) on subordinated debt	7,872	7,102	(10,561)
Loss on derivative instruments, net	1,353	—	—
Deferred income tax expense	77,212	4,400	407
Stock and stock option compensation	595	3,611	—
Other, net	(59)	(1,452)	(3,529)
(Increase) decrease in accounts receivable	66,358	(97,195)	(4,949)
(Increase) decrease in other current assets	(5,341)	2,983	(3,304)
Increase in accounts payable	50,241	10,661	18,244
Increase (decrease) in accrued interest and other current liabilities	(58,709)	37,177	5,033

Net cash provided by operating activities before reorganization item	498,013	317,768	110,513
Decrease in reorganization costs payable	—	(11,236)	—

Net cash provided by operating activities after reorganization item	498,013	306,532	110,513
Cash flows from investing activities:
Capital expenditures for property and equipment	(569,188)	(389,992)	(125,083)
Proceeds from sale of assets	152,872	17,304	20,471
Increase in other assets, net	(4,880)	(3,373)	(1,034)

Net cash used by investing activities	(421,196)	(376,061)	(105,646)
Cash flows from financing activities:
Proceeds from bank borrowings	766,986	638,407	112,427
Repayments of bank borrowings	(1,080,546)	(690,413)	(338,192)
Proceeds from issuance of 8% senior notes, net of costs	420,550	—	—
Issuance of 10 1/2% senior subordinated notes, net of issuance costs	—	—	98,561
Redemption of 8 3/4% senior subordinated notes	(131,933)	(7,184)	—
Redemption of 10 1/2% senior subordinated notes	(9,350)	(3,067)	—
Redemption of 11 1/4% senior subordinated notes	—	—	(9,083)
Proceeds from issuance of preferred stock	—	38,800	—
Cash balance of Forcenergy at date of fresh-start	—	—	96,506
Proceeds of common stock offering, net of offering costs	—	—	131,188
Proceeds from exercise of options and warrants	8,430	12,556	1,589
Purchase of treasury stock	(55,803)	(2,818)	—
Increase (decrease) in other liabilities, net	470	(2,453)	(1,629)

Net cash provided (used) by financing activities	(81,196)	(16,172)	91,367
Effect of exchange rate changes on cash	(1,237)	43	12

Net increase (decrease) in cash and cash equivalents	(5,616)	(85,658)	96,246
Cash and cash equivalents at beginning of year	14,003	99,661	3,415

Cash and cash equivalents at end of year	$8,387	14,003	99,661

Cash paid (refunded) during the year for:
Interest	$48,081	79,381	42,596
Income taxes	$4,527	(2,167)	(101)

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Description of the Business—Forest Oil Corporation is engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids. The Company was incorporated in New York in 1924, the successor to a company formed in 1916, and has been publicly held since 1969. The Company is active in several of the major exploration and producing areas in and offshore the United States and in Canada, and has exploratory interests in various other foreign countries.

        Basis of Presentation and Principles of Consolidation—The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (Forest or the Company). Significant intercompany balances and transactions are eliminated. The Company generally consolidates all subsidiaries in which it controls over 50% of the voting interests. Entities in which the Company does not have a direct or indirect majority voting interest are generally accounted for using the equity method. Under the equity method, the initial investment in the affiliated entity is recorded at cost and subsequently increased or reduced to reflect the Company's share of gains or losses or dividends received from the affiliate. The Company's share of the income or losses of the affiliate is included in the Company's reported net income.

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

        Assumptions, Judgments and Estimates—In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, depreciation and amortization, the amount of future net revenues used in computing the ceiling test limitations and the amount of abandonment obligations used in such calculations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties and the valuation of deferred tax assets.

        Cash Equivalents—For purposes of the statements of cash flows, the Company considers all debt instruments with original maturities of three months or less to be cash equivalents.

        Property and Equipment—The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 2001, 2000 and 1999, the Company's primary oil and gas operations were conducted in the United States and in Canada. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion.

        Unusually significant investments in unproved properties, including related capitalized interest costs, are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

        As of December 31, 2001, 2000 and 1999, there were undeveloped property costs of $86,460,000, $132,807,000 and $114,545,000, respectively, which were not being depleted in the United States and $48,577,000, $33,524,000 and $39,580,000, respectively, which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 2001, approximately 29% were incurred in 2001, 3% in 2000, 27% in 1999, 37% in 1998, 3% in 1997 and 1% in 1996. Of the undeveloped costs in Canada not being depleted at December 31, 2001, 47% were incurred in 2001, 23% in 2000, 14% in 1999, 4% in 1998, 2% in 1997 and 10% in 1996.

        The Company holds interests in various international projects. As of December 31, 2001, 2000 and 1999, costs related to these international interests of approximately $51,577,000, $40,432,000 and $21,493,000, respectively, were not being depleted pending determination of the existence of proved reserves. In the fourth quarter of 2001, Forest recorded an impairment of $18,072,000 related to concessions in Albania, Australia, Italy, Romania, Tunisia and Thailand. In the fourth quarter of 2000, Forest recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand.

        Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

	United States	Canada
2001	$1.32	1.02
2000	1.18	.87
1999	1.06	.70

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no such provisions for impairment of oil and gas properties in 2001, 2000 or 1999. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center.

        Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

        Net property and equipment at December 31 consists of the following:

	2001	2000
	(In Thousands)
Oil and gas properties	$3,408,317	3,020,778
Buildings, transportation and other equipment	23,137	21,399

	3,431,454	3,042,177
Less accumulated depreciation, depletion and valuation allowance	(1,914,554)	(1,682,421)

	$1,516,900	1,359,756

        Goodwill and Other Intangible Assets—Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following at December 31, 2001 and 2000:

	2001	2000
	(In Thousands)
Goodwill	$14,394	15,295
Gas marketing contracts	12,558	13,344

	26,952	28,639
Less accumulated amortization	(13,689)	(9,227)

	$13,263	19,412

        Goodwill is being amortized on a straight line basis over 20 years. The amount attributed to the value of gas marketing contracts acquired is being amortized on a straight line basis over the average life of such contracts of 12 years.

        In 2001, the Company recorded an impairment of $3,239,000 of the gas marketing contracts related to the netback pool administered by ProMark. The book values of the contracts were reduced to reflect the estimated fair market value of the contracts.

        Gas Marketing—The Company's gas marketing subsidiary, ProMark, enters into fixed price agreements to purchase and sell natural gas. ProMark's general strategy for this business is to enter into offsetting purchase and sales contracts. Net open positions relating to these contracts do occur, but have not been significant to date. Revenue from the sale of the gas is recorded as marketing revenue and the cost of the gas sold is recorded as marketing expense. ProMark also provides natural gas marketing aggregation services for third parties. Fees earned for such services are recorded as marketing revenue as the services are performed.

        Oil and Gas Sales—The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. As of December 31, 2001 the Company had produced approximately 758 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $1,752,000 is included in the accompanying consolidated balance sheet as a long-term liability.

        No single customer accounted for more than 10% of total revenue in 2001, 2000 or 1999.

        Hedging Transactions—Forest periodically hedges a portion of its oil and gas production using swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting treatment of the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as non-operating income or expense.

        All of Forest's energy swap and collar agreements and a portion of basis swaps in place at December 31, 2000 were designated as cash flow hedges. Upon adoption of SFAS No. 133 on January 1, 2001 the Company recorded a liability of approximately $52,700,000 (of which $10,900,000 was classified as current) and a deferred tax asset of approximately $20,000,000 (of which $4,200,000 was classified as current) and a corresponding reduction in other comprehensive income of approximately $32,700,000.

        Prior to January 1, 2001, gains and losses from all of these financial instruments were recognized as revenue in the periods covered by the derivative financial instruments.

        Forest also periodically enters into interest rate swap agreements in an attempt to achieve a desired mix of fixed and floating rates in its debt portfolio. Interest rate swap agreements are generally designated as cash flow hedges and, as such, the fair value of the derivative instrument is recorded as an asset or a liability with a corresponding adjustment to other comprehensive income. Periodic settlements under the swap agreements are accounted for as adjustments to interest expense.

        Income Taxes—The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of net operating loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax assets. Management believes that it could implement tax planning strategies to prevent these carryforwards from expiring.

        Foreign Currency Translation—The functional currency of Canadian Forest Oil Ltd. (Canadian Forest), the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive loss. Income statement accounts are translated at the average rates during the period. The Company is also required to recognize foreign currency translation gains or losses related to its 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported noncash translation (gains) losses of approximately $7,872,000, $7,102,000 and ($10,561,000) for the years ended December 31, 2001, 2000 and 1999, respectively.

        Earnings (Loss) per Share—Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings (loss) attributable to common stock represents net earnings (loss) less preferred stock dividends of $4,168,000 in 2000. The preferred stock dividends related to Forcenergy's Preferred Stock that was exchanged for Forest's Common Stock in conjunction with the merger with Forcenergy.

        Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

        On December 7, 2000, in conjunction with the merger with Forcenergy, a 1-for-2 reverse stock split was approved by the Company's shareholders. Unless otherwise indicated, all share and per share amounts in these financial statements have been adjusted to give retroactive effect to this reverse stock split.

        The following sets forth the calculation of basic and diluted earnings per share for income before extraordinary items for the years ended December 31:

	2001(1)	2000(2)	1999(3)
	(In Thousands Except Per Share Amounts)
Earnings before extraordinary items	$109,354	130,608	19,641
Less: Preferred stock dividends	—	(4,168)	—

Earnings before extraordinary items available to common stockholders	$109,354	126,440	19,641

Weighted average common shares outstanding during the period	47,674	46,330	23,971
Add dilutive effects of:
Stock options	709	1,178	162
Warrants	899	469	—

Weighted average common shares outstanding during the period including the effects of dilutive securities	49,282	47,977	24,133

Basic earnings per share before extraordinary items	$2.30	2.73	.82

Diluted earnings per share before extraordinary items	$2.22	2.64	.81

(1)
At December 31, 2001, options to purchase 1,594,750 shares of common stock at prices ranging from $29.75 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended December 31, 2001. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2011.
(2)
At December 31, 2000, options to purchase 1,867,400 shares of common stock at prices ranging from $27.30 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended December 31, 2000. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2010.
(3)
At December 31, 1999, options to purchase 829,680 shares of common stock at prices ranging from $22.50 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share for the year ended December 31, 1999. The exercise prices of these options were greater than the average market price of the common shares. These options expire at various dates from 2002 to 2008.

        Other Comprehensive Income (Loss)—The components of other comprehensive income consist of foreign currency translation, changes in the unfunded pension liability, unrealized gain (loss) on securities available for sale and unrealized gain (loss) on derivative instruments, net and are as follows:

	Foreign Currency Translation	Unfunded Pension Liability	Unrealized gain (loss) on securities available for sale	Unrealized gain on derivative instruments, net	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 1998	$(5,922)	(4,026)	—	—	(9,948)
1999 activity	(2,319)	493	—	—	(1,826)

Balance at December 31, 1999	(8,241)	(3,533)	—	—	(11,774)
2000 activity	1,630	(2,072)	39	—	(403)

Balance at December 31, 2000	(6,611)	(5,605)	39	—	(12,177)
2001 activity	(6,586)	(4,251)	(426)	19,293	8,030

Balance at December 31, 2001	$(13,197)	(9,856)	(387)	19,293	(4,147)

        Impact of Recently Issued Accounting Pronouncements—During 2001, the Financial Accounting Standards Board issued four new pronouncements:

        Statement 141, Business Combinations, requires that the purchase method of accounting be used to account for all business combinations and applies to all business combinations initiated or completed after June 30, 2001. The statement also establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of this statement would be applied if the Company were to enter into any future business combination. The adoption of this statement as of July 1, 2001 had no impact on the Company's historical financial statements.

        Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized but tested for impairment at least annually. Other intangible assets are to be amortized over their useful lives and reviewed for impairment. An intangible asset with an indefinite useful life will not be amortized until its useful life becomes determinable. The effective date of this statement is January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

        Implementation of SFAS No. 142 is required as of January 1, 2002. The impact of the adoption and implementation of SFAS No. 142 on Forest's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of January 1, 2002, Forest had unamortized goodwill in the amount of $10,537,000 that will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $720,000 and $765,000 for the year ended December 31, 2001 and the year ended December 31, 2000, respectively.

        Statement 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation, and similar activities as part of its provision for depreciation, depletion, and amortization of oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations, but expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

        Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) retains the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 also expands the basic provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement. The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. It could be a segment, a reporting unit, a consolidated subsidiary, or an asset group.

        The Company adopted SFAS No. 144 as of January 1, 2002. Because the Company has elected the full-cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to the Company's oil and gas assets, which are instead subject to ceiling limitations. For the Company's non-oil and gas assets, the method of impairment assessment is largely unchanged from SFAS No. 121. The adoption of SFAS No. 144 is not expected to have an impact on the Company's financial statements.

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

        The results of operations previously reported by the separate companies for the nine months ended September 30, 2000 are as follows:

	Nine Months Ended September 30, 2000
	Forest	Forcenergy	Combined
	(In Thousands)
Total revenue	$353,942	250,835	604,777
Net earnings	$28,936	46,132	75,068

        There were no intercompany transactions between Forest and Forcenergy prior to the combination.

        Merger and seismic licensing costs reported in the Statements of Operations for the year ended December 31, 2001 and 2000 of $9,836,000 (approximately $6,015,000 net of tax) and $31,577,000 (approximately $28,500,000 net of tax), respectively, included the following merger-related costs: banking, legal, accounting, printing and other consulting costs related to the merger; severance paid to terminated employees; expenses for office closures, employee relocation, data migration and systems integration; and costs of transferring seismic licenses from Forcenergy to Forest.

(3) LONG-TERM DEBT:

        Long-term debt at December 31 consisted of the following:

	2001	2000
	(In Thousands)
U.S. Credit Facility	$19,000	305,000
Canadian Credit Facility	—	28,690
8% Senior Notes Due 2008	264,366	—
8% Senior Notes Due 2011	160,000	—
8 3/4% Senior Subordinated Notes Due 2007	63,243	192,382
10 1/2% Senior Subordinated Notes Due 2006	87,569	96,162

Total long-term debt	$594,178	622,234

Bank Credit Facilities:

        Forest has credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank Canada. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. If the rating on Forest's bank credit facilities is downgraded, the available borrowing amount under the credit facilities would be determined by a borrowing base subject to semi-annual re-determination, and the Company could be obligated to pledge additional assets as collateral.

        The Forest U.S. credit facility is secured by a lien on, and a security interest in, a portion of the Company's proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company.

        At December 31, 2001, the outstanding borrowings under the U.S. credit facility were $19,000,000 with a weighted average annual interest rate of 3.92%. There were no outstanding borrowings under the Canadian Forest credit facility as of December 31, 2001. At December 31, 2001, Forest had used the credit facilities for letters of credit in the amount of $4,524,000 U.S. and $3,112,000 (CDN).

8% Senior Notes Due 2008:

        In June 2001, the Company issued $200,000,000 principal amount of 8% Senior Notes Due 2008 (the 8% Notes Due 2008) at par for proceeds of $199,500,000 (net of related issuance costs). In October 2001, the Company issued an additional $65,000,000 principal amount of 8% Notes Due 2008 at 99% of par for proceeds of $63,550,000 (net of related issuance costs).

8% Senior Notes Due 2011:

        In December 2001, the Company issued $160,000,000 principal amount of 8% Senior Notes Due 2011 (the 8% Notes Due 2011) at par for proceeds of $157,500,000 (net of related issuance costs).

8 3/4% Senior Subordinated Notes Due 2007:

        In September 1997 Canadian Forest completed an offering of $125,000,000 of 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes), which were sold at 99.745% of par and guaranteed on a senior subordinated basis by the Company. In February 1998 Canadian Forest issued $75,000,000 principal amount of 8 3/4% Notes, an add-on to the September 1997 offering.

        The Company is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during 2001, 2000 and 1999, the Company reported noncash translation gains (losses) of approximately $(7,872,000), $(7,102,000) and $10,561,000 respectively, in those years.

        In 2001, the Company purchased $129,152,000 principal amount of 8 3/4 Notes at an average price of 102.8% of par value. In 2000, the Company purchased $7,600,000 principal amount of 8 3/4% Notes at an average price of 94.0% of par value. As a result of these purchases, Forest recorded gains (losses) of $(4,990,000) and $239,000 in 2001 and 2000, respectively.

10 1/2% Senior Subordinated Notes Due 2006:

        In February 1999, Forest issued $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes) at 98.8% of par.

        In December 2001, the Company purchased $8,820,000 principal amount of 10 1/2% Notes at 106.0% of par value. In December 2000, the Company purchased $3,000,000 principal amount of 10 1/2% Notes at 102.3% of par value. As a result of these purchases, Forest recorded losses of $621,000 and $110,000 in 2001 and 2000, respectively.

11 1/4% Senior Subordinated Notes Due 2003:

        In September 1999 Forest redeemed the remaining principal amount of its 11 1/4% Notes at 103.792% of par. As a result of this redemption, Forest recorded an extraordinary loss on extinguishment of debt of $598,000 in 1999.

(4) INCOME TAXES:

        The income tax expense (benefit) was different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2001	2000	1999
	(In Thousands)
Federal income tax at 35% of income before income taxes and extraordinary item	$66,126	47,836	5,994
State income taxes, net of Federal income tax benefit	5,668	4,100	—
Adjustment for additional acquired net operating losses and other tax assets	(31,670)	—	—
Change in the valuation allowance for deferred tax assets, including an increase in the valuation allowance in 2001 for additional acquired net operating losses and other tax assets of $31,670,000	35,160	(55,833)	(8,346)
Effect of higher effective rate on Canadian income (loss)	(440)	404	425
Canadian branch income taxable in both Canada and United States	—	—	409
Canadian Crown payments (net of Alberta Royalty Tax Credit)	5,727	6,079	3,261
Canadian resource allowance	(4,359)	(6,781)	(4,853)
Canadian non-deductible depletion and amortization	856	945	1,335
Canadian large corporation tax	562	513	314
Expiration of tax carryforwards	73	523	515
Nondeductible (nontaxable) foreign exchange (gains) losses	339	2,100	(1,634)
Nondeductible merger costs	—	4,318	—
Adjustment to deferred tax assets for filed returns and other	1,535	1,862	66

Total income tax expense (benefit)	$79,577	6,066	(2,514)

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

        The components of the net deferred tax liability by geographical segment at December 31, 2001 and 2000 are as follows:

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$4,364	—	4,364
Investment in subsidiaries	2,151	—	2,151
Accrual for medical and retirement benefits	2,968	227	3,195
Unrealized foreign exchange losses	—	2,459	2,459
Net operating loss carryforwards	164,614	627	165,241
Capital loss carryforward	—	3,646	3,646
Depletion carryforward	7,554	—	7,554
Alternative minimum tax credit carryforward	3,222	—	3,222
Other	1,634	—	1,634

Total gross deferred tax assets	186,507	6,959	193,466
Less valuation allowance	(121,913)	(6,105)	(128,018)

Net deferred tax assets	64,594	854	65,448
Deferred tax liabilities:
Property and equipment	(19,691)	(15,184)	(34,875)
Unrealized gains on derivative contracts, net	(12,127)	—	(12,127)
Deferred income on long term contracts	—	(1,302)	(1,302)
Other	—	(794)	(794)

Total gross deferred tax liabilities	(31,818)	(17,280)	(49,098)

Net deferred tax assets (liabilities)	$32,776	(16,426)	16,350

	December 31, 2000
	United States	Canada	Total
	(In Thousands)
Deferred tax assets:
Property and equipment	$45,834	—	45,834
Investment in subsidiaries	2,366	—	2,366
Accrual for medical and retirement benefits	2,920	(37)	2,883
Unrealized foreign exchange losses	—	2,542	2,542
Net operating loss carryforward	144,361	3,450	147,811
Depletion carryforward	7,554	—	7,554
Investment tax credit carryforwards	73	—	73
Alternative minimum tax credit carryforward	2,768	—	2,768
Other	3,740	—	3,740

Total gross deferred tax assets	209,616	5,955	215,571
Less valuation allowance	(90,316)	(2,542)	(92,858)

Net deferred tax assets	119,300	3,413	122,713
Deferred tax liabilities:
Property and equipment	—	(14,051)	(14,051)
Deferred income on long term contracts	—	(3,514)	(3,514)
Other	—	(713)	(713)

Total gross deferred tax liabilities	—	(18,278)	(18,278)

Net deferred tax assets (liabilities)	$119,300	(14,865)	104,435

        The net deferred tax assets (liabilities) are reflected in the accompanying balance sheets as follows:

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Non-current deferred tax assets	$43,930	—	43,930
Current deferred tax liabilities	(11,154)	—	(11,154)
Non-current deferred tax liabilities	—	(16,426)	(16,426)

Net deferred tax assets (liabilities)	$32,776	(16,426)	16,350

	December 31, 2000
	United States	Canada	Total
	(In Thousands)
Non-current deferred tax assets	$119,300	—	119,300
Current deferred tax liabilities	—	—	—
Non-current deferred tax liabilities	—	(14,865)	(14,865)

Net deferred tax assets (liabilities)	$119,300	(14,865)	104,435

        The net changes in the valuation allowance for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999
	(In Thousands)
Increase (decrease) in the valuation allowance for deferred tax assets, including an increase in the valuation allowance in 2001 for additional acquired net operating losses and other tax assets of $31,670,000	$35,160	(55,833)	(8,346)
Decrease in the valuation allowance attributable to the difference between book basis and tax basis of acquisitions	—	—	(537)
Decrease in the valuation allowance attributable to fresh start deferred tax assets recognized	—	(114,671)	—
Increase (decrease) in the valuation allowance attributable to extraordinary gains (losses)	—	—	209

Net increase (decrease) in the valuation allowance	$35,160	(170,504)	(8,674)

        The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $3,222,000 at December 31, 2001. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 2001 were approximately $433,193,000 and $304,431,000, respectively, and will expire in the years indicated below:

	Regular	AMT
	(In Thousands)
2003	$22,359	—
2004	82,713	28,869
2005	59,357	45,096
2006	26,370	14,996
2007	27,802	7,992
2008	38,212	34,147
2009	32,325	16,342
2010	33,043	48,009
2011	1,244	214
2012	206	580
2017	69,110	67,599
2018	39,143	40,587
2019	1,309	—

	$433,193	304,431

        AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years.

        Canadian net operating losses available to reduce future Canadian Federal income taxes were approximately $1,506,000 ($2,399,000 CDN) at December 31, 2001 and will expire in 2007.

        Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $181,854,000 ($289,623,000 CDN) at December 31, 2001. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

        The availability of some of the U.S. tax attributes to reduce current and future U.S. Federal taxable income of the Company is subject to various limitations under the Internal Revenue Code. In particular, the Company's ability to utilize such tax attributes could be limited due to the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. "Ownership changes" occurred in the Company in 1995 following the issuance of securities to Anschutz, in 1996 following the public stock issuance, and in 2000 following the merger with Forcenergy. "Ownership changes" occurred in Forcenergy in 2000 following its emergence from bankruptcy.

        Under the general provisions of Section 382 of the Code, the Company's ability to utilize substantially all of Forest Oil's net operating loss carryforwards will be subject to an annual limitation of approximately $5,800,000 and the Company's ability to utilize substantially all of Forcenergy's built-in losses and net operating loss carryforwards will be subject to an annual limitation of approximately $20,600,000. To the extent of any net unrealized built-in gains at the time of an ownership change, the annual limitation can be increased by (a) any gains recognized in the five years following an ownership change on the disposition of certain assets, to the extent that the value of the assets disposed of exceeded their tax basis on the date of the ownership change, or (b) any item of income which is properly taken into account in the five years following the ownership change but which is attributable to periods before the ownership change. The ability of the Company to fully utilize its net operating loss carryforwards may be limited by these provisions. The Company has provided a valuation allowance for a portion of its net operating loss carryforwards and other tax attributes that it estimates will not ultimately be realized due to the limitation under Section 382.

(5) PREFERRED STOCK:

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

(6) COMMON STOCK:

Common Stock:

        At December 31, 2001 the Company had 200,000,000 shares of Common Stock, par value $.10 per share, authorized.

        During 2001, the Company purchased 2,074,300 shares of Common Stock for approximately $55,803,000.

        During 2000, the Company purchased 152,400 shares of Common Stock for approximately $2,818,000. The shares were retired in January 2001.

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

Warrants:

        At December 31, 2001 the Company had outstanding 238,667 warrants to purchase shares of its Common Stock (the 2004 Warrants). Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84. The 2004 Warrants expire on February 15, 2004.

        At December 31, 2001 the Company had outstanding 238,287 warrants to purchase shares of its Common Stock (the 2005 Warrants). Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04. The 2005 Warrants expire on February 15, 2005.

        At December 31, 2001 the Company had outstanding 1,773,885 warrants to purchase shares of its Common Stock (Subscription Warrants). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by the Company if, after March 20, 2004, the market price of the Common Stock has exceeded the exercise price of the Subscription Warrants for a period of 30 consecutive trading days.

        During 2001 the Company issued 706 shares of Common Stock for approximately $17,000 upon exercise of warrants. During 2000, 22,604 shares of Common Stock were issued for approximately $296,000 upon exercise of warrants.

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

        During 2000 and 1999, the Company issued 4,393 and 5,497 shares of restricted common stock, respectively, to members of its board of directors as payment of a portion of their annual retainer. All of the shares issued vested immediately upon issuance but are subject to a two-year restriction on transfer.

Stock Options:

        In 2001, the Company adopted the Forest Oil Corporation 2001 Stock Incentive Plan (the "2001 Plan") under which stock options, restricted stock and other awards may be granted to employees, consultants and non-employee directors. The aggregate number of shares of Common Stock which the Company may issue under the 2001 Plan may not exceed 1,800,000 shares. The exercise price of an option shall not be less than the fair market value of one share of Common Stock on the date of grant. Options under the 2001 Plan generally vest in increments of 25% on each of the first four anniversary dates of the date of grant.

        The Company had a Stock Incentive Plan (the "1996 Plan") that expired on March 5, 2002 under which non-qualified stock options and restricted stock were granted to employees and director stock awards were granted to non-employee directors. The aggregate number of shares of Common Stock which the Company could issue under this plan could not exceed an amount equal to the difference, if any, between (i) 10% of the total number of shares then outstanding plus the total number of shares issuable at the date of grant pursuant to outstanding rights, warrants, convertible or exchangeable securities or other options, and (ii) 1,800,000 shares of Common Stock. The exercise price of an option could not be less than 85% of the fair market value of one share of Common Stock on the date of grant. Options under the 1996 Plan generally vested in increments of 20% on the date of grant and on each of the first four anniversary dates of the date of the grant.

        On February 15, 2000, Forcenergy adopted the Forcenergy 1999 Stock Plan. On December 7, 2000, in connection with the merger, the Company assumed the obligations of the plan and all options outstanding on that date became fully vested. No additional awards will be granted under the Forcenergy 1999 Stock Plan.

        The following table summarizes the activity in the Company's stock-based compensation plans for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable
Outstanding at December 31, 1998	937,680	$28.84	499,150
Granted at fair value	626,500	14.94
Granted in excess of fair value	384,000	20.00
Exercised	(73,000)	19.58
Cancelled	(60,950)	27.19

Outstanding at December 31, 1999	1,814,230	22.63	782,590
Granted at fair value	2,422,011	22.05
Granted below fair value	252,500	14.06
Exercised	(686,004)	17.06
Cancelled	(68,964)	22.38

Outstanding at December 31, 2000	3,733,773	22.70	2,033,573
Granted at fair value	929,650	26.63
Exercised	(573,805)	13.99
Cancelled	(127,276)	28.04

Outstanding at December 31, 2001	3,962,342	$24.71	2,072,342

        The fair value of each option granted in 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

	2001	2000	1999
Expected life of options	5 years	5 years	5 years
Risk free interest rates	3.52%-4.91%	5.14%-6.68%	5.06%-6.31%
Estimated volatility	60.61%	60.64%	59.29%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair market value of options granted during the year	$14.79	$12.95	$9.16

        The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2001	Weighted Average Exercise Price
$12.50-14.88	822,692	7.72	$13.66	630,092	$13.29
16.75-22.50	514,600	7.13	20.42	357,300	20.60
23.30-25.00	547,650	9.93	24.97	5,750	24.13
25.25-29.50	482,650	7.58	27.31	267,900	27.57
29.75	1,222,100	8.81	29.75	529,250	29.75
29.88-50.00	372,650	6.83	34.80	282,050	35.46

	3,962,342	8.18	$24.71	2,072,342	$23.65

Stock Purchase Plan:

        In June 1999, the Company adopted the 1999 Employee Stock Purchase Plan, under which the Company is authorized to issue up to 125,000 shares of Common Stock. Employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year may participate in this plan. Under the terms of the plan, employees can choose each quarter to have up to 15% of their annual base earnings withheld to purchase Common Stock, up to a limit of $25,000 of Common Stock per calendar year. The purchase price of the Common Stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The employee is restricted from selling the shares of Common Stock purchased under the Plan for a period of six months after purchase. Under this plan, the Company sold 19,140 shares, 6,735 shares and 2,445 shares of Common Stock to employees in 2001, 2000 and 1999, respectively.

        The fair value of each stock purchase right granted during 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of purchase rights granted:

	2001	2000	1999
Expected option life	3 months	3 months	3 months
Risk free interest rates	1.72% to 4.28%	5.83% to 6.50%	4.65% to 4.86%
Estimated volatility	60.61%	60.64%	57.93%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair market value of purchase rights granted	$9.60	$7.00	$7.62

        On February 15, 2000, Forcenergy adopted the Forcenergy 1999 Employee Stock Purchase Plan, under which Forcenergy was authorized to issue up to 384,000 shares of common stock to employees who were full-time employees, or part-time employees meeting certain criteria. On December 7, 2000, in connection with the merger, the Company assumed the outstanding obligations of the plan through

December 31, 2000, and the plan was terminated. The purchase price of the stock was 85% of the lower of the market price at the beginning or end of each semi-annual period. Under this plan, 26,377 shares of Common Stock were sold to employees in 2000.

        The fair value of each stock purchase right granted during 2000 was estimated using the Black-Sholes option pricing model. The following assumptions were used to compute the weighted average fair market value of the purchase rights granted:

2000
Expected option life	6 months
Risk free interest rates	6.12% to 6.50%
Estimated volatility	60.64%
Dividend yield	0.0%
Weighted average fair market value of purchase rights granted	$5.08

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

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date, the Company's pro forma net earnings and earnings per common share would be as follows:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands Except Per Share Amounts)
Net earnings:
As reported	$103,743	130,608	19,043

Pro forma	$92,187	113,986	14,321

Basic earnings per share:
As reported	$2.18	2.73	0.79

Pro forma	$1.93	2.37	0.60

Diluted earnings per share:
As reported	$2.11	2.64	0.79

Pro forma	$1.87	2.29	0.59

(7) EMPLOYEE BENEFITS:

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

        The following tables set forth the plans' benefit obligations, fair value of plan assets and funded status at December 31, 2001 and 2000:

Benefit Obligations:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Projected benefit obligation at the beginning of the year	$26,689	26,377	7,176	6,595
Service cost	—	—	482	219
Interest cost	1,944	1,974	431	507
Actuarial (gain) loss	1,695	691	(804)	248
Benefits paid	(2,309)	(2,353)	(452)	(471)
Retiree contributions	—	—	69	78

Projected benefit obligation at the end of the year	$28,019	26,689	6,902	7,176

Fair Value of Plan Assets:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Fair value of plan assets at beginning of the year	$22,208	23,815	—	—
Actual return on plan assets	392	618	—	—
Plan participants' contribution	—	—	69	78
Employer contribution	1,324	128	383	393
Benefits paid	(2,309)	(2,353)	(452)	(471)

Fair value of plan assets at the end of the year	$21,615	22,208	—	—

Funded Status:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Excess of projected benefit obligation over plan assets	$(6,405)	(4,480)	(6,902)	(7,176)
Unrecognized actuarial (gain) loss	8,588	5,603	(211)	592

Net amount recognized	$2,183	1,123	(7,113)	(6,584)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$2,593	1,542	—	—
Accrued benefit liability	(6,405)	(4,480)	(7,113)	(6,584)
Accumulated other comprehensive income	5,995	4,061	—	—

Net amount recognized	$2,183	1,123	(7,113)	(6,584)

        The following tables set forth the components of the net periodic cost of the plans and the underlying weighted average actuarial assumptions for the years ended December 31, 2001, 2000 and 1999:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	(In Thousands)			(In Thousands)
Service cost	$—	—	—	482	219	269
Interest cost	1,944	1,974	1,931	431	507	478
Expected return on plan assets	(1,921)	(2,032)	(2,165)	—	—	—
Recognized actuarial loss	240	34	232	(1)	—	39

Total net periodic expense (benefit)	$263	(24)	(2)	912	726	786

Discount rate	7.00%	7.50%	8.00%	7.00%	7.50%	8.00%

Expected return on plan assets	9.00%	9.00%	9.00%	n/a	n/a	n/a

        Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2001:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In Thousands)
Effect on service and interest cost components	$185,000	$(146,000)
Effect on postretirement benefit obligation	$1,056,000	$(853,000)

        For measurement purposes, a 7.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease .8% per year until it reaches 5.5% in 2003 and to remain at that level thereafter.

        As a result of suspension of benefit accruals under the Pension Plan and the Supplemental Executive Retirement Plan, the Company records as a liability the unfunded pension liabilities attributable to these plans. The following changes in the minimum unfunded pension liability were recorded as adjustments to other comprehensive income (in thousands):

2001	$(4,251)
2000	$(2,072)
1999	$493

        Canadian Forest has a non-contributory defined benefit pension plan (the Canadian Defined Benefit Plan). Benefits under the Canadian Defined Benefit Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement.

        The following tables set forth the estimated benefit obligations, fair value of plan assets and funded status of the Canadian Defined Benefit Plan at December 31, 2001 and 2000:

Benefit Obligations:

	2001	2000
	(In Thousands of Canadian Dollars)
Projected benefit obligation at the beginning of the year	$4,959	6,062
Service cost	379	326
Interest cost	336	362
Actuarial loss	186	220
Benefits paid	(600)	(463)
Benefit obligation settled on conversion of employees to members of the defined contribution plan	—	(1,548)

Projected benefit obligation at the end of the year	$5,260	4,959

Fair Value of Plan Assets:

	2001	2000
	(In Thousands of Canadian Dollars)
Fair value of plan assets at beginning of the year	$7,189	9,031
Actual return on plan assets	246	524
Employer contributions	65	81
Benefits paid	(600)	(463)
Settlement payments on conversion to defined contribution plan	—	(1,984)

Fair value of plan assets at the end of the year	$6,900	7,189

Funded Status:

	2001	2000
	(In Thousands of Canadian Dollars)
Excess of assets over projected benefit obligation	$1,640	2,230
Unamortized transitional obligation asset	(2,046)	(2,272)
Unamortized net actuarial loss	615	165

Prepaid pension cost	$209	123

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

        The following table sets forth the components of net periodic pension cost and the underlying weighted average actuarial assumptions for the years ended December 31, 2001 2000 and 1999. The amounts shown include costs of both of the Canadian plans because the surplus attributable to the defined benefits plan is being used to meet the obligations of both plans:

	2001	2000	1999
	(In Thousands of Canadian Dollars)
Service cost	$379	326	400
Interest cost	336	362	426
Expected return on plan assets	(509)	(525)	(477)
Amortization of transition asset	(227)	(246)	(68)
Recognized actuarial gains	—	—	(138)
Settlement gain	—	(323)	—

Total net periodic pension expense (benefit)	$(21)	(406)	143

Discount rate	6.70%	7.25%	6.00%

Expected return on plan assets	7.00%	7.00%	6.00%

Retirement Savings Plans:

        The Company sponsors a qualified tax-deferred savings plan for its employees in the United States in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2002, employees may defer up to 80% of their compensation, subject to certain limitations. Prior thereto, employees could defer up to 15% of their compensation, subject to certain limitations. The Company matches employee contributions up to 5% of eligible employee compensation. The expense associated with the Company's contributions was $882,000 in 2001, $578,000 in 2000 and $518,000 in 1999. In each of these years, the Company matched employee contributions in cash.

        The Company also sponsored a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code for employees formerly employed by Forcenergy. This plan was merged into the Forest Oil 401(k) plan effective August 1, 2001. Employees could defer up to 15% of their compensation, subject to certain limitations. The Company matched employee contributions up to 50% of the first 5% of the employee compensation. The expense associated with the Company's contributions was $125,000 and $183,000 in 2001 and 2000, respectively.

        Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. The expense associated with Canadian Forest's contributions to the plan was $160,000 in 2001, $153,000 in 2000 and $150,000 in 1999.

        The Company has a deferred compensation plan pursuant to which certain executives may defer a portion of their compensation after contributing the maximum allowable amount to the Retirement Savings Plan. The deferred compensation plan is not funded, but the Company records a liability for matching contributions and accrues interest on each executive's account balance at the rate of 1% per month. The expense associated with the Company's matching contributions and interest was $115,000 in 2001, $80,000 in 2000 and $78,000 in 1999.

Life Insurance:

        The Company provides life insurance benefits for certain key employees and retirees under split dollar life insurance plans. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid.

(8) FINANCIAL INSTRUMENTS:

Interest Rate Swaps:

        In connection with the issuance of $200,000,000 principal amount of 8% Senior Notes due 2008, the Company entered into an interest rate swap under which a variable rate based on the six months London Interbank Offered Rate (LIBOR) plus 195 basis points will be paid in exchange for a fixed rate of 8% on $100,000,000 principal amount over the term of the note issue. In connection with the issuance of $160,000,000 principal amount of 8% Senior Notes due 2011, the Company entered into an interest rate swap under which a variable rate based on LIBOR plus 181.25 basis points will be paid in exchange for a fixed rate of 8% on $50,000,000 principal amount over the term of the note issue.

        At December 31, 2001, with respect to the interest rate swaps, the Company had a derivative asset of $5,461,000 (of which $5,200,000 was classified as current), a long-term derivative liability of $421,000, a long-term deferred tax asset of $160,000, a deferred tax liability of $2,075,000 (of which $1,976,000 was classified as current), and accumulated other comprehensive income of $3,125,000.

        For the year ended December 31, 2001, the Company recognized net gains of $1,163,000 under these agreements, which were recorded as reductions of interest expense.

Energy Swaps and Collars:

        Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        All of the Company's energy swaps and collar agreements and a portion of its basis swaps in place at December 31, 2001 have been designated as cash flow hedges. At December 31, 2001 the Company had a current derivative asset of $26,432,000, a current derivative liability of approximately $1,548,000, a current deferred tax liability of approximately $10,211,000 and accumulated other comprehensive income of approximately $16,169,000.

        The Company's gains (losses) under these agreements were:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Derivatives designated as cash flow hedges	$22,781	(129,091)	(8,684)
Derivatives not designated as cash flow hedges	11,932	—	—

Total gain (loss)	$34,713	(129,091)	(8,684)

        In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. The Company's current swaps are settled on a monthly basis. As of December 31, 2001 Forest had the following swaps in place:

	Natural Gas		Oil
	BBTU's per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
First Quarter 2002	75.0	$3.09	11,500	$23.04
Second Quarter 2002	75.0	$2.82	11,500	$22.89
Third Quarter 2002	65.0	$3.33	10,000	$22.44
Fourth Quarter 2002	21.9	$3.33	10,000	$22.22

        The Company also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price of the hedged production. As of December 31, 2001, the Company had the following collars in place:

	Natural Gas
	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	BBTU's Per Day
First Quarter 2002	$4.00	$8.05	10.0

        The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 2001 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 55.0 BBTU's per day in 2002. At December 31, 2001 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 10.3 BBTU's per day in 2002.

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        Set forth below is the estimated fair value of certain financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 2001:

Cash and cash equivalents, accounts receivable and accounts payable:

        The carrying amount of these instruments approximates fair value due to their short maturity.

Senior Subordinated Notes:

        The fair value of the Company's 8 3/4% Notes was approximately $65,462,000, based upon quoted market prices of the notes. The fair value of the Company's 10 1/2% Notes was approximately $93,471,000, based upon quoted market prices of the Notes.

Senior Notes:

        The fair value of the Company's 8% Notes Due 2008 was approximately $265,663,000 based upon quoted market prices for the notes. The fair value of the Company's 8% Notes Due 2011 was approximately $158,800,000, based upon quoted market prices for the Notes.

Interest rate swap agreements:

        The fair value of the Company's interest rate swap agreements was a gain of approximately $5,040,000 based on the discounted intrinsic value of the derivatives.

Energy swap agreements:

        The fair value of the Company's energy swap agreements was a gain of approximately $23,734,000, based upon the discounted intrinsic value of the derivatives.

Energy collar agreements:

        The fair value of the Company's energy collar agreements was a gain of approximately $1,306,000, based upon the discounted intrinsic value and option value of the derivatives.

Basis swap agreements:

        The fair value of the Company's basis swap agreements was a loss of approximately $156,000, based upon the discounted intrinsic value of the derivatives.

(9) RELATED PARTY TRANSACTIONS:

        Beginning in 1995, the Company consummated certain transactions with The Anschutz Corporation and related entities (Anschutz) pursuant to which Anschutz acquired a significant ownership position in the Company. As of December 31, 2001 Anschutz owned 32.5% of Forest's outstanding common shares and, in addition, holds options to purchase 5,000 shares of common stock and warrants to purchase 522,216 shares of common stock.

        In 1998, the Company purchased certain oil and gas assets from Anschutz for $67,565,000. Included in the purchase were exploration concessions in Tunisia and South Africa. Forest and Anschutz subsequently agreed to acquire additional concessions in Tunisia and South Africa. Effective October 1, 1999, Forest and Anschutz entered into an agreement under which Anschutz repurchased 30% of the original Tunisia and South Africa blocks sold to Forest and Forest purchased 20% of the new Tunisia and South Africa concessions from Anschutz. Consideration was based on the original purchase price paid to Anschutz by Forest and based on actual costs incurred by the respective parties in obtaining the new concessions. On April 9, 2001 Forest and Anschutz entered into an agreement under which Anschutz purchased Forest's 30% interest in the Tunisia concessions for $450,000 and an overriding royalty interest. As a result of these agreements, Forest has a 70% interest in the two South African concessions and a 1.25% overriding royalty interest in the two Tunisia concessions. Forest is the operator of the South Africa concession blocks and is reimbursed by Anschutz for general, technical and administrative overhead.

        In August 2001, the Company completed a joint exploration agreement with Anschutz Exploration Corporation (AEC) concerning properties in the Copper River Basin in Alaska. AEC held a 100% interest in an exploration license issued by the State of Alaska Department of Natural Resources granting exploration rights to approximately 400,000 acres in the Copper River Basin. Pursuant to the terms of the agreement executed by the Company and AEC in August 2001, AEC assigned to the Company a 50% interest in this license and the Company and AEC agreed to jointly acquire, explore, develop, produce and market the production from the lands covered by this license and other lands included in a defined area of mutual interest. Under the agreement, the parties will bear proportionally to their working interest in any license or lease acquired in the designated area of mutual interest a four percent of 8/8ths overriding royalty interest in favor of AEC. Under the terms of the license and the joint exploration agreement, the Company and AEC are required to expend approximately $1.42 million in exploration expenditures during the term of the license. In 2001, the Company reimbursed AEC $233,566 for its proportionate share of the exploration and other costs incurred to date.

(10) COMMITMENTS AND CONTINGENCIES:

        Future rental payments for office facilities and equipment under the remaining terms of noncancelable operating leases are $3,379,000, $3,044,000, $3,049,000, $3,032,000 and $1,398,908 for the years ending December 31, 2001 through 2005, respectively.

        Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $6,343,000 in 2001, $4,021,000 in 2000 and $3,144,000 in 1999. Net rental payments charged to expense amounted to $8,241,000 in 2001, $7,011,000 in 2000 and $4,806,000 in 1999. Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

        A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At December 31, 2001, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

Natural Gas
	BCF	Sales Price per MCF
2002	5.5	$2.74 CDN
2003	5.5	$2.85 CDN
2004	5.5	$2.95 CDN
2005	5.5	$3.07 CDN
2006	5.5	$3.19 CDN
2007	5.5	$3.31 CDN
2008	5.5	$3.44 CDN
2009	3.6	$4.17 CDN
2010	1.7	$6.46 CDN
2011	0.8	$6.82 CDN

        Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2001 Canadian Forest supplied 39% of the gas for the ProMark Netback Pool.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest has contracts to sell .6 BCF of natural gas annually from 2002 through 2006 at prices increasing ratably from $3.68 CDN per MCF in 2002 to $4.27 CDN per MCF in 2006.

        As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas. At December 31, 2001, ProMark's trading operations had the following purchase and sales commitments in place for 2002 and 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
2002	2.4	$5.83 CDN	$5.88 CDN
2003	0.6	$4.65 CDN	$4.93 CDN

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

(11) SELECTED QUARTERLY FINANCIAL DATA (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands Except Per Share Amounts)
2001(1)
Revenue	$367,948	275,599	201,113	173,719

Earnings (loss) from operations	$155,373	75,336	22,291	(8,627)

Earning (loss)before extraordinary item	$81,285	52,179	2,367	(26,477)

Net earnings (loss)	$81,285	50,589	1,540	(29,671)

Basic earnings (loss) per share before extraordinary item	$1.68	1.08	.05	(.56)
Basic earnings (loss) per share	$1.68	1.05	.03	(.63)
Diluted earnings (loss) per share before extraordinary item	$1.60	1.04	.05	(.56)
Diluted earnings (loss) per share	$1.60	1.01	.03	(.63)
2000
Revenue	$176,984	197,308	230,485	308,281

Earnings from operations	$44,434	44,214	67,325	46,315

Net earnings	$22,451	18,823	33,794	55,540

Net earnings attributable to common stock	$22,280	17,423	32,334	54,403

Basic earnings per share	$.48	.38	.70	1.16
Diluted earnings per share	$.48	.37	.67	1.13

(1)
The fourth quarter of 2001 includes an impairment of international oil and gas properties of $18,072,000 ($11,052,000 net of tax), an impairment of contract value of $3,239,000 ($1,891,000 net of tax) related to the netback pool administered by ProMark and $10,560,000 ($6,458,000 net of tax) of expense related to write off of 100% of Enron-related assets.

(12) BUSINESS AND GEOGRAPHICAL SEGMENTS:

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Forest has six reportable segments: oil and gas operations in the Gulf of Mexico (GOM) Offshore, Gulf Coast Onshore, Western United States, Alaska and Canada, and marketing and processing operations conducted by ProMark in Canada. The segments were determined based upon the type of operations in each segment and the geographical location of each segment. The segment data presented below was prepared on the same basis as the consolidated Forest financial statements.

Year ended December 31, 2001

	Oil and Gas Operations
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total	Marketing and Processing Canada	Total Company
	(In Thousands)
Revenue	$435,413	62,383	78,356	82,655	658,807	57,146	715,953	302,426	1,018,379
Expenses:
Marketing and processing	—	1,186	—	—	1,186	—	1,186	298,876	300,062
Oil and gas production	88,492	20,176	23,766	38,021	170,455	15,795	186,250	—	186,250
General and administrative	11,966	3,094	4,135	4,932	24,127	5,046	29,173	1,341	30,514
Depreciation and depletion	153,041	14,680	16,282	18,117	202,120	17,664	219,784	1,857	221,641

Earnings from operations	$181,914	23,247	34,173	21,585	260,919	18,641	279,560	352	279,912

Capital expenditures	$265,328	51,208	45,333	106,260	468,129	63,193	531,322	—	531,322

Property and equipment, net	$501,640	289,119	211,905	223,099	1,225,763	233,578	1,459,341	—	1,459,341

        Information for Forest's reportable segments relates to the Company's 2001 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$279,912
Administrative asset depreciation	(4,392)
Other expense, net	(9,592)
Merger and seismic licensing expense	(9,836)
Interest expense	(49,910)
Impairment of international oil and gas properties	(18,072)
Impairment of contract value	(3,239)
Translation loss on subordinated debt	(7,872)
Realized gain on derivative instruments, net	11,556
Unrealized gain on derivative instruments, net	376

Earnings before income taxes and extraordinary item	$188,931

Capital expenditures:
Reportable segments	$531,322
International interests	33,339
Administrative assets and other	4,527

Total capital expenditures	$569,188

Property and equipment, net:
Reportable segments	$1,459,341
International interests	51,612
Administrative assets, net and other	5,947

Total property and equipment, net	$1,516,900

Year ended December 31, 2000

	Oil and Gas Operations
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total	Marketing and Processing Canada	Total Company
	(In Thousands)
Revenue	$359,843	49,302	95,442	62,882	567,469	58,570	626,039	287,019	913,058
Expenses:
Marketing and processing	—	901	—	—	901	—	901	284,138	285,039
Oil and gas production	64,862	11,885	26,807	23,877	127,431	12,787	140,218	—	140,218
General and administrative	16,272	4,559	6,083	3,220	30,134	4,060	34,194	1,386	35,580
Depreciation and depletion	123,020	20,576	27,158	20,148	190,902	18,056	208,958	2,227	211,185

Earnings (loss) from operations	$155,689	11,381	35,394	15,637	218,101	23,667	241,768	(732)	241,036

Capital expenditures	$218,540	10,083	25,504	58,085	312,212	50,802	363,014	—	363,014

Property and equipment, net	$515,973	257,336	199,456	135,528	1,108,293	202,941	1,311,234	—	1,311,234

        Information for Forest's reportable segments relates to the Company's 2000 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$241,036
Administrative asset depreciation	(1,295)
Other income, net	1,757
Merger and seismic licensing expense	(31,577)
Interest expense	(60,269)
Impairment of international oil and gas properties	(5,876)
Translation loss on subordinated debt	(7,102)

Earnings before income taxes and extraordinary item	$136,674

Capital expenditures:
Reportable segments	$363,014
International interests	25,024
Administrative assets and other	1,954

Total capital expenditures	$389,992

Property and equipment, net:
Reportable segments	$1,311,234
International interests	40,432
Administrative assets, net and other	8,090

Total property and equipment, net	$1,359,756

Year ended December 31, 1999

	Oil and Gas Operations
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total	Marketing and Processing Canada	Total Company
	(In Thousands)
Revenue	$81,478	40,525	30,413	—	152,416	42,072	194,488	165,636	360,124
Expenses:
Marketing and processing	—	—	—	—	—	—	—	162,617	162,617
Oil and gas production	14,598	14,899	6,417	—	35,914	13,231	49,145	—	49,145
General and administrative	3,790	3,580	2,542	—	9,912	3,391	13,303	2,059	15,362
Depreciation and depletion	41,904	18,331	8,936	—	69,171	15,726	84,897	2,321	87,218

Earnings (loss) from operations	$21,186	3,715	12,518	—	37,419	9,724	47,143	(1,361)	45,782

Capital expenditures	$28,744	35,201	6,837	—	70,782	42,665	113,447	—	113,447

Property and equipment, net	$420,860	277,025	207,168	96,900	1,001,953	178,561	1,180,514	—	1,180,514

        Information for Forest's reportable segments relates to the Company's 1999 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$45,782
Administrative asset depreciation	(972)
Other income, net	2,629
Interest expense	(40,873)
Translation gain on subordinated debt	10,561

Earnings before income taxes and extraordinary item	$17,127

Capital expenditures:
Reportable segments	$113,447
International interests	8,905
Administrative assets and other	2,731

Total capital expenditures	$125,083

Property and equipment, net:
Reportable segments	$1,180,514
International interests	21,493
Administrative assets, net and other	7,702

Total property and equipment, net	$1,209,709

(13) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited):

        The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (Statement No. 69).

        (A)    Costs Incurred in Oil and Gas Exploration and Development Activities—The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2001, 2000 and 1999:

	United States	Canada	Inter- national	Total
	(In Thousands)
2001
Property acquisition costs (undeveloped leases and proved properties)	$(207)	238	—	31
Exploration costs	145,882	44,793	33,339	224,014
Development costs	322,454	18,162	—	340,616

Total	$468,129	63,193	33,339	564,661

2000
Property acquisition costs (undeveloped leases and proved properties)	$22,754	1	(56)	22,699
Exploration costs	87,051	21,249	25,080	133,380
Development costs	202,407	29,552	—	231,959

Total	$312,212	50,802	25,024	388,038

1999
Property acquisition costs (undeveloped leases and proved properties)	$1,203	—	1,040	2,243
Exploration costs	20,752	37,150	7,865	65,767
Development costs	48,827	5,516	—	54,343
Cost of Forcenergy properties at fresh start	510,000	—	—	510,000

Combined total	$580,782	42,666	8,905	632,353

        (B)    Aggregate Capitalized Costs—The aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated were as follows:

	2001	2000	1999
	(In Thousands)
Costs related to proved properties	$3,208,348	2,807,033	2,482,534
Costs related to unproved properties:
Costs subject to depletion	13,355	6,982	6,455
Costs not subject to depletion	186,614	206,763	175,618

	3,408,317	3,020,778	2,664,607
Less accumulated depletion and valuation allowance	(1,897,400)	(1,669,112)	(1,459,738)

	$1,510,917	1,351,666	1,204,869

        (C)    Results of Operations from Producing Activities—Results of operations from producing activities for the years ended December 31, 2001, 2000 and 1999 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

	United States	Canada	Total
	(In Thousands)
2001
Oil and gas sales	$657,856	56,996	714,852
Production expense	170,455	15,795	186,250
Depletion expense	202,120	19,521	221,641
Income tax expense	108,407	8,013	116,420

	480,982	43,329	524,311

Results of operations from producing activities	$176,874	13,667	190,541

2000
Oil and gas sales	$555,582	69,343	624,925
Production expense	127,420	12,798	140,218
Depletion expense	190,902	18,057	208,959
Income tax expense	83,041	16,551	99,592

	401,363	47,406	448,769

Results of operations from producing activities	$154,219	21,937	176,156

1999
Oil and gas sales	$150,589	43,252	193,841
Production expense	35,914	13,231	49,145
Depletion expense	69,171	15,726	84,897
Income tax expense	—	5,240	5,240

	105,085	34,197	139,282

Results of operations from producing activities	$45,504	9,055	54,559

        The Company recorded impairments of its international oil and gas properties of $18,072,000 in 2001 and $5,876,000 in 2000.

        (D)    Estimated Proved Oil and Gas Reserves—The Company's estimate of its net proved and proved developed oil and gas reserves and changes for 2001, 2000 and 1999 follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

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

	Liquids			Gas
	(MBBLS)			(MMCF)
	United States	Canada	Total	United States	Canada	Total
Balance at December 31, 1998	21,584	13,485	35,069	424,520	139,744	564,264
Revisions of previous estimates	2,108	(438)	1,670	(13,613)	(497)	(14,110)
Extensions and discoveries	611	64	675	37,941	5,565	43,506
Production	(2,712)	(1,685)	(4,397)	(49,279)	(12,423)	(61,702)
Sales of reserves in place	(308)	(648)	(956)	(6,231)	(1,462)	(7,693)
Purchases of reserves in place	66	—	66	742	—	742
Forcenergy reserves at fresh start	64,959	—	64,959	300,616	—	300,616

Balance at December 31, 1999	86,308	10,778	97,086	694,696	130,927	825,623
Revisions of previous estimates	(1,710)	(641)	(2,351)	2,680	(19,647)	(16,967)
Extensions and discoveries	5,780	529	6,309	116,911	23,206	140,117
Production	(9,891)	(1,536)	(11,427)	(102,320)	(11,522)	(113,842)
Sales of reserves in place	(904)	(9)	(913)	(26,084)	(2,172)	(28,256)
Purchases of reserves in place	537	—	537	37,383	—	37,383

Balance at December 31, 2000	80,120	9,121	89,241	723,266	120,792	844,058
Revisions of previous estimates	878	680	1,558	(22,137)	3,789	(18,348)
Extensions and discoveries	44,000	135	44,135	133,933	46,221	180,154
Production	(9,239)	(1,361)	(10,600)	(97,400)	(10,994)	(108,394)
Sales of reserves in place	(4,833)	(35)	(4,868)	(68,979)	(867)	(69,846)
Purchases of reserves in place	69	14	83	56	869	925

Balance at December 31, 2001	110,995	8,554	119,549	668,739	159,810	828,549

	Oil and Condensate			Gas
	(MBBLS)			(MMCF)
	United States	Canada	Total	United States	Canada	Total
Proved developed reserves at:
December 31, 1998	16,697	13,485	30,182	332,575	135,174	467,749
December 31, 1999	57,746	10,715	68,461	539,802	124,201	664,003
December 31, 2000	53,385	9,121	62,506	546,789	83,824	630,613
December 31, 2001	45,909	8,554	54,463	491,757	123,168	614,925

        (E)    Standardized Measure of Discounted Future Net Cash Flows—Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, in which case, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. All cash flow amounts, including income taxes, are discounted at 10%.

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

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$3,679,113	462,773	4,141,886
Future production costs	(957,645)	(126,656)	(1,084,301)
Future development costs	(346,695)	(6,035)	(352,730)
Future abandonment costs	(150,675)	(2,822)	(153,497)
Future income taxes	(331,912)	(69,341)	(401,253)

Future net cash flows	1,892,186	257,919	2,150,105
10% annual discount for estimated timing of cash flows	(715,546)	(87,906)	(803,452)

Standardized measure of discounted future net cash flows	$1,176,640	170,013	1,346,653

        Present value of future net cash flows before income taxes was $1,345,743,000 in the United States and $197,025,000 in Canada at December 31, 2001.

	December 31, 2000
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$8,805,617	958,776	9,764,393
Future production costs	(1,284,255)	(111,954)	(1,396,209)
Future development costs	(359,152)	(13,910)	(373,062)
Future abandonment costs	(174,197)	(4,091)	(178,288)
Future income taxes	(1,913,585)	(293,654)	(2,207,239)

Future net cash flows	5,074,428	535,167	5,609,595
10% annual discount for estimated timing of cash flows	(1,702,274)	(212,890)	(1,915,164)

Standardized measure of discounted future net cash flows	$3,372,154	322,277	3,694,431

        Present value of future net cash flows before income taxes was $4,605,767,000 in the United States and $471,536,000 in Canada at December 31, 2000.

	December 31, 1999
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$3,589,560	444,147	4,033,707
Future production costs	(963,204)	(113,450)	(1,076,654)
Future development costs	(307,118)	(18,473)	(325,591)
Future abandonment costs	(166,574)	(4,245)	(170,819)
Future income taxes	(269,011)	(68,792)	(337,803)

Future net cash flows	1,883,653	239,187	2,122,840
10% annual discount for estimated timing of cash flows	(619,128)	(84,690)	(703,818)

Standardized measure of discounted future net cash flows	$1,264,525	154,497	1,419,022

        Present value of future net cash flows before income taxes was $1,400,802,000 in the United States and $189,405,000 in Canada at December 31, 1999.

        Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves—An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows.

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$3,372,152	322,279	3,694,431
Changes resulting from:
Sales of oil and gas, net of production costs	(487,401)	(43,986)	(531,387)
Net changes in prices and future production costs	(3,900,193)	(327,716)	(4,227,909)
Net changes in future development costs	(122,581)	(16,569)	(139,150)
Extensions, discoveries and improved recovery	633,549	41,474	675,023
Previously estimated development costs incurred during the period	311,412	17,550	328,962
Revisions of previous quantity estimates	(24,714)	8,283	(16,431)
Sales of reserves in place	(132,305)	(1,708)	(134,013)
Purchases of reserves in place	1,634	1,005	2,639
Accretion of discount on reserves at beginning of year before income taxes	460,577	47,154	507,731
Net change in income taxes	1,064,510	122,247	1,186,757

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$1,176,640	170,013	1,346,653

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001 was based on average natural gas prices of approximately $2.66 per MCF in the U.S. and approximately $2.06 per MCF in Canada and on average liquids prices of approximately $17.01 per barrel in the U.S. and approximately $15.05 per barrel in Canada.

	December 31, 2000
	United States	Canada	Total
	(In Thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$1,264,525	154,497	1,419,022
Changes resulting from:
Sales of oil and gas, net of production costs	(428,162)	(56,545)	(484,707)
Net changes in prices and future production costs	2,454,268	312,067	2,766,335
Net changes in future development costs	(135,125)	(12,268)	(147,393)
Extensions, discoveries and improved recovery	833,232	61,298	894,530
Previously estimated development costs incurred during the period	188,891	28,995	217,886
Revisions of previous quantity estimates	(15,250)	(68,734)	(83,984)
Sales of reserves in place	(45,172)	(1,621)	(46,793)
Purchases of reserves in place	212,201	—	212,201
Accretion of discount on reserves at beginning of year before income taxes	140,080	18,941	159,021
Net change in income taxes	(1,097,336)	(114,351)	(1,211,687)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$3,372,152	322,279	3,694,431

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 was based on average natural gas prices of approximately $9.52 per MCF in the U.S. and approximately $6.11 per MCF in Canada and on average liquids prices of approximately $23.84 per barrel in the U.S. and approximately $23.59 per barrel in Canada.

	December 31, 1999
	United States	Canada	Total
	(In Thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$426,362	96,469	522,831
Changes resulting from:
Sales of oil and gas, net of production costs	(114,675)	(30,021)	(144,696)
Net changes in prices and future production costs	101,070	107,149	208,219
Net changes in future development costs	(42,426)	(450)	(42,876)
Extensions, discoveries and improved recovery	68,365	3,859	72,224
Previously estimated development costs incurred during the period	41,855	5,246	47,101
Revisions of previous quantity estimates	10,737	(15,746)	(5,009)
Sales of reserves in place	(786)	(5,945)	(6,731)
Purchases of reserves in place	1,421	—	1,421
Accretion of discount on reserves at beginning of year before income taxes	43,356	11,392	54,748
Net change in income taxes	(39,683)	(17,456)	(57,139)

	495,596	154,497	650,093
Reserves of Forcenergy at fresh start	768,929	—	768,929

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$1,264,525	154,497	1,419,022

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999 was based on average natural gas prices of approximately $2.37 per MCF in the U.S. and approximately $1.66 per MCF in Canada and on average liquids prices of approximately $22.38 per barrel in the U.S. and approximately $19.98 per barrel in Canada.

(14) SUPPLEMENTAL GUARANTOR INFORMATION:

        Canadian Forest is the issuer of the 8 3/4% Notes (see Note 3). The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

        The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of December 31, 2001, 2000 and 1999 and for the years then ended. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

Supplemental Condensed Consolidating Balance Sheets

December 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,129	132	126	—	8,387
Accounts receivable	103,436	10,103	20,551	—	134,090
Derivative instruments	31,632	—	—	—	31,632
Other current assets	26,838	1,268	—	(250)	27,856

Total current assets	170,035	11,503	20,677	(250)	201,965
Net property and equipment, at cost, full cost method	1,287,996	228,890	14	—	1,516,900
Deferred income taxes	43,930	—	—	—	43,930
Goodwill and other intangible assets, net	—	—	13,263	—	13,263
Intercompany investments	232,721	25,713	—	(258,434)	—
Other assets	19,271	1,040	—	—	20,311

	$1,753,953	267,146	33,954	(258,684)	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174,460	14,385	20,568	(250)	209,163
Accrued interest	5,748	1,616	—	—	7,364
Current portion of deferred tax liability	11,154	—	—	—	11,154
Other current liabilities	11,844	649	125	(1)	12,617

Total current liabilities	203,206	16,650	20,693	(251)	240,298
Long-term debt	530,935	63,243	—	—	594,178
Other liabilities	20,991	533	—	—	21,524
Deferred income taxes	—	27,335	(10,909)	—	16,426
Shareholders' equity
Common stock	4,883	232,720	25,265	(257,985)	4,883
Capital surplus	1,144,687	595	—	—	1,145,282
Accumulated deficit	(100,214)	(69,085)	3,475	—	(165,824)
Accumulated other comprehensive gain (loss)	5,268	(4,845)	(4,570)	—	(4,147)
Treasury stock, at cost	(55,803)	—	—	(448)	(56,251)

Total shareholders' equity	998,821	159,385	24,170	(258,433)	923,943

	$1,753,953	267,146	33,954	(258,684)	1,796,369

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$1,101	—	302,426	303,527
Oil and gas sales:
Gas	439,668	28,099	—	467,767
Oil, condensate and natural gas liquids	218,188	28,897	—	247,085

Total oil and gas sales	657,856	56,996	—	714,852

Total revenue	658,957	56,996	302,426	1,018,379
Expenses:
Marketing and processing	1,186	—	298,876	300,062
Oil and gas production	154,876	15,795	—	170,671
Transportation and gathering	15,579	—	—	15,579
General and administrative	24,127	5,011	1,376	30,514
Merger and seismic licensing	9,836	—	—	9,836
Depreciation and depletion	204,345	19,831	1,857	226,033
Impairment of oil and gas properties	18,072	—	—	18,072
Impairment of contract value	—	—	3,239	3,239

Total operating expenses	428,021	40,637	305,348	774,006

Earnings (loss) from operations	230,936	16,359	(2,922)	244,373
Other income and expense:
Other (income) expense, net	9,521	180	(109)	9,592
Interest expense	35,400	14,510	—	49,910
Translation loss on subordinated debt	—	7,872	—	7,872
Realized gain on derivative instruments	(11,556)	—	—	(11,556)
Unrealized gain on derivative instruments	(376)	—	—	(376)

Total other income and expense	32,989	22,562	(109)	55,442

Earnings (loss) before income taxes and extraordinary item	197,947	(6,203)	(2,813)	188,931
Income tax expense (benefit):
Current	2,351	12	2	2,365
Deferred	74,541	2,790	(119)	77,212

	76,892	2,802	(117)	79,577

Earnings (loss) before extraordinary item	121,055	(9,005)	(2,696)	109,354
Extraordinary item—loss on extinguishment of debt	(621)	(4,990)	—	(5,611)

Net earnings (loss)	$120,434	(13,995)	(2,696)	103,743

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item	$121,055	(9,005)	(2,696)	109,354
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	204,345	19,831	1,857	226,033
Impairment of oil and gas properties	18,072	—	—	18,072
Impairment of contract value	—	—	3,239	3,239
Amortization of deferred debt costs	1,395	398	—	1,793
Translation loss on subordinated notes	—	7,872	—	7,872
Gain on derivative instruments, net	1,353	—	—	1,353
Deferred income tax expense (benefit)	74,541	2,790	(119)	77,212
Stock option compensation	—	595	—	595
Other, net	(61)	(3)	5	(59)
(Increase) decrease in accounts receivable	38,477	(3,433)	31,314	66,358
(Increase) decrease in other current assets	(5,157)	(587)	403	(5,341)
Increase (decrease) in accounts payable	50,562	28,881	(29,202)	50,241
Increase (decrease) in accrued interest and other current liabilities	(25,898)	(32,932)	121	(58,709)

Net cash provided by operating activities	478,684	14,407	4,922	498,013
Cash flows from investing activities:
Capital expenditures for property and equipment	(505,667)	(63,521)	—	(569,188)
Proceeds from sale of assets	152,337	535	—	152,872
Decrease in other assets, net	(4,790)	(90)	—	(4,880)

Net cash used by investing activities	(358,120)	(63,076)	—	(421,196)
Cash flows from financing activities:
Proceeds from bank borrowings	754,000	12,986	—	766,986
Repayments of bank borrowings	(1,040,000)	(40,546)	—	(1,080,546)
Issuance of 8% senior subordinated notes, net of issuance costs	420,550	—	—	420,550
Redemption of 10 1/2% Senior Subordinated Notes	(9,350)	—	—	(9,350)
Redemption of 8 3/4% Senior Subordinated Notes	—	(131,933)	—	(131,933)
Proceeds from exercise of options and warrants	8,430	—	—	8,430
Purchase of treasury stock	(55,803)	—	—	(55,803)
Increase (decrease) in other liabilities, net	(139)	609	—	470

Net cash provided (used) by financing activities	77,688	(158,884)	—	(81,196)
Intercompany advances, net	(204,882)	209,559	(4,677)	—
Effect of exchange rate changes on cash	(19)	(1,215)	(3)	(1,237)

Net increase (decrease) in cash and cash equivalents	(6,649)	791	242	(5,616)
Cash and cash equivalents at beginning of year	14,778	(659)	(116)	14,003

Cash and cash equivalents at end of year	$8,129	132	126	8,387

Supplemental Condensed Consolidating Balance Sheets

December 31, 2000

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$14,778	(659)	(116)	—	14,003
Accounts receivable	141,932	7,349	53,964	—	203,245
Other current assets	20,039	1,106	435	—	21,580

Total current assets	176,749	7,796	54,283	—	238,828
Net property and equipment, at cost, full cost method	1,161,420	198,276	60	—	1,359,756
Deferred income taxes	119,300	—	—	—	119,300
Goodwill and other intangible assets, net	—	—	19,412	—	19,412
Intercompany investments	27,840	25,713	—	(53,553)	—
Other assets	12,096	2,986	—	—	15,082

	$1,497,405	234,771	73,755	(53,553)	1,752,378

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,944	16,569	51,687	—	192,200
Accrued interest	6,393	5,043	—	—	11,436
Other current liabilities	35,443	852	6	—	36,301

Total current liabilities	165,780	22,464	51,693	—	239,937
Long-term debt	401,162	221,072	—	—	622,234
Other liabilities	16,458	(82)	—	—	16,376
Deferred income taxes	—	26,300	(11,435)	—	14,865
Shareholders' equity
Common stock	4,840	27,840	25,265	(53,105)	4,840
Capital surplus	1,139,136	—	—	—	1,139,136
Accumulated deficit	(220,648)	(59,766)	10,847	—	(269,567)
Accumulated other comprehensive loss	(6,505)	(3,057)	(2,615)	—	(12,177)
Treasury stock, at cost	(2,818)	—	—	(448)	(3,266)

Total shareholders' equity	914,005	(34,983)	33,497	(53,553)	858,966

	$1,497,405	234,771	73,755	(53,553)	1,752,378

Supplemental Condensed Consolidating Statements of Operations

Year Ended December 31, 2000

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$1,114	—	287,019	—	288,133
Oil and gas sales:
Gas	337,785	29,986	474	—	368,245
Oil, condensate and natural gas liquids	217,797	38,363	520	—	256,680

Total oil and gas sales	555,582	68,349	994	—	624,925

Total revenue	556,696	68,349	288,013	—	913,058
Expenses:
Marketing and processing	901	—	284,138	—	285,039
Oil and gas production	127,420	12,722	76	—	140,218
General and administrative	30,134	4,060	1,386	—	35,580
Merger and seismic licensing expense	31,577	—	—	—	31,577
Depreciation and depletion	192,181	18,022	2,277	—	212,480
Impairment of oil and gas properties	5,876	—	—	—	5,876

Total operating expenses	388,089	34,804	287,877	—	710,770

Earnings from operations	168,607	33,545	136	—	202,288
Other income and expense:
Other (income) expense, net	(1,833)	(5,468)	5,180	364	(1,757)
Interest expense	39,874	20,308	451	(364)	60,269
Translation gain on subordinated debt	—	7,102	—	—	7,102

Total other income and expense	38,041	21,942	5,631	—	65,614

Earnings (loss) before income taxes and extraordinary item	130,566	11,603	(5,495)	—	136,674
Income tax expense (benefit):
Current	1,090	435	141	—	1,666
Deferred	(1,729)	25,222	(19,093)	—	4,400

	(639)	25,657	(18,952)	—	6,066

Net earnings (loss)	$131,205	(14,054)	13,457	—	130,608

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2000

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item	$131,205	(14,054)	13,457	130,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	192,181	18,022	2,277	212,480
Impairment of oil and gas properties	5,876	—	—	5,876
Amortization of deferred debt costs	1,118	399	—	1,517
Translation loss on subordinated notes	—	7,102	—	7,102
Deferred income tax expense (benefit)	(1,729)	25,222	(19,093)	4,400
Stock and stock option compensation	3,611	—	—	3,611
Other, net	(1,215)	(237)	—	(1,452)
Increase in accounts receivable	(58,946)	(4,371)	(33,878)	(97,195)
(Increase) decrease in other current assets	(672)	1,574	2,081	2,983
Increase (decrease) in accounts payable	6,372	(31,572)	35,861	10,661
Increase in accrued interest and other current liabilities	2,733	34,443	1	37,177

Net cash provided by operating activities before reorganization items	280,534	36,528	706	317,768
Decrease in accrued reorganization costs payable	(11,236)	—	—	(11,236)

Net cash provided by operating activities after reorganization items	269,298	36,528	706	306,532
Cash flows from investing activities:
Capital expenditures for property and equipment	(338,932)	(51,060)	—	(389,992)
Proceeds from sale of assets	15,589	1,715	—	17,304
Decrease in other assets, net	(3,373)	—	—	(3,373)

Net cash used by investing activities	(326,716)	(49,345)	—	(376,061)
Cash flows from financing activities:
Proceeds from bank borrowings	626,157	12,250	—	638,407
Repayments of bank borrowings	(675,130)	(15,283)	—	(690,413)
Redemption of 10 1/2% notes	(3,067)	—	—	(3,067)
Redemption of 8 3/4% notes	—	(7,184)	—	(7,184)
Proceeds from issuance of preferred stock	38,800	—	—	38,800
Proceeds from exercise of options and warrants	12,556	—	—	12,556
Purchase of treasury stock	(2,818)	—	—	(2,818)
Decrease in other liabilities, net	(1,613)	(840)	—	(2,453)

Net cash used by financing activities	(5,115)	(11,057)	—	(16,172)
Intercompany advances, net	(22,837)	23,462	(625)	—
Effect of exchange rate changes on cash	12	100	(69)	43

Net decrease in cash and cash equivalents	(85,358)	(312)	12	(85,658)
Cash and cash equivalents at beginning of year	100,136	(347)	(128)	99,661

Cash and cash equivalents at end of year	$14,778	(659)	(116)	14,003

Supplemental Condensed Consolidating Balance Sheets

December 31, 1999

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$100,136	(343)	(132)	—	99,661
Accounts receivable	82,986	4,921	22,826	—	110,733
Other current assets	19,675	1,176	80	—	20,931

Total current assets	202,797	5,754	22,774	—	231,325
Intercompany receivables	226	65,646	—	(65,872)	—
Net property and equipment, at cost, full cost method	1,035,633	121,196	52,880	—	1,209,709
Goodwill and other intangible assets, net	—	—	22,092	—	22,092
Intercompany investments	24,315	25,713	—	(50,028)	—
Other assets	8,387	3,176	—	—	11,563

	$1,271,358	221,485	97,746	(115,900)	1,474,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$106,336	14,733	16,064	—	137,133
Accrued interest	25,761	5,261	—	—	31,022
Accrued reorganization costs	11,236	—	—	—	11,236
Other current liabilities	24,828	221	—	—	25,049

Total current liabilities	168,161	20,215	16,064	—	204,440
Intercompany payables	12,746	—	53,126	(65,872)	—
Long-term debt	452,940	233,213	—	—	686,153
Other liabilities	15,823	338	—	—	16,161
Deferred income taxes	—	1,714	7,237	—	8,951
Shareholders' equity
Common stock	4,611	24,315	25,265	(49,580)	4,611
Capital surplus	962,602	—	—	—	962,602
Accumulated deficit	(341,993)	(51,404)	(2,610)	—	(396,007)
Accumulated other comprehensive loss	(3,532)	(6,906)	(1,336)	—	(11,774)
Treasury stock, at cost	—	—	—	(448)	(448)

Total shareholders' equity	621,688	(33,995)	21,319	(50,028)	558,984

	$1,271,358	221,485	97,746	(115,900)	1,474,689

Supplemental Condensed Consolidating Statements of Operations

Year Ended December 31, 1999

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$647	19	165,617	—	166,283
Oil and gas sales:
Gas	115,469	18,660	297	—	134,426
Oil, condensate and natural gas liquids	35,120	23,513	782	—	59,415

Total oil and gas sales	150,589	42,173	1,079	—	193,841

Total revenue	151,236	42,192	166,696	—	360,124
Expenses:
Marketing and processing	—	21	162,596	—	162,617
Oil and gas production	35,914	13,172	59	—	49,145
General and administrative	9,912	3,391	2,059	—	15,362
Depreciation and depletion	70,163	15,706	2,321	—	88,190

Total operating expenses	115,989	32,290	167,035	—	315,314

Earnings (loss) from operations	35,247	9,902	(339)	—	44,810
Other income and expense:
Other (income) expense, net	138	(4,810)	(1,733)	3,776	(2,629)
Interest expense	22,396	19,959	2,294	(3,776)	40,873
Translation gain on subordinated debt	—	(10,561)	—	—	(10,561)

Total other income and expense	22,534	4,588	561	—	27,683

Earnings (loss) before income taxes and extraordinary item	12,713	5,314	(900)	—	17,127
Income tax expense (benefit):
Current	—	(763)	(2,158)	—	(2,921)
Deferred	—	(2,084)	2,491	—	407

	—	(2,847)	333	—	(2,514)

Earnings (loss) before extraordinary item	12,713	8,161	(1,233)	—	19,641
Extraordinary item—loss on extinguishment of debt	(598)	—	—	—	(598)

Net earnings (loss)	$12,115	8,161	(1,233)	—	19,043

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 1999

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flow from operating activities:
Net earnings (loss) before extraordinary item	$12,713	8,161	(1,233)	19,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	70,163	15,706	2,321	88,190
Amortization of deferred debt costs	940	401	—	1,341
Translation gain on subordinated notes	—	(10,561)	—	(10,561)
Deferred income tax expense (benefit)	—	(2,084)	2,491	407
Other, net	(781)	(2,748)	—	(3,529)
(Increase) decrease in accounts receivable	(4,448)	356	(857)	(4,949)
(Increase) decrease in other current assets	(981)	1,037	(3,360)	(3,304)
Increase (decrease) in accounts payable	14,894	3,932	(582)	18,244
Increase in accrued interest and other current liabilities	1,858	1,850	1,325	5,033

Net cash provided by operating activities	94,358	16,050	105	110,513
Cash flows from investing activities:
Capital expenditures for property and equipment	(82,248)	(42,835)	—	(125,083)
Proceeds from sale of assets	9,772	10,699	—	20,471
Decrease in other assets, net	(1,034)	—	—	(1,034)

Net cash used by investing activities	(73,510)	(32,136)	—	(105,646)
Cash flows from financing activities:
Proceeds from bank borrowings	78,600	33,827	—	112,427
Repayments of bank borrowings	(300,500)	(37,692)	—	(338,192)
Issuance of 10 1/2% senior subordinated notes, net of issuance costs	98,561	—	—	98,561
Redemption of 11 1/4% senior subordinated notes	(9,083)	—	—	(9,083)
Cash balance of Forcenergy at date of fresh-start	96,506	—	—	96,506
Proceeds of common stock offering, net of offering costs	131,188	—	—	131,188
Proceeds from exercise of options and warrants	1,589	—	—	1,589
Decrease in other liabilities, net	(1,588)	(41)	—	(1,629)

Net cash used by financing activities	95,273	(3,906)	—	91,367
Intercompany advances, net	(19,713)	19,713	—	—
Effect of exchange rate changes on cash	15	(31)	28	12

Net increase (decrease) in cash and cash equivalents	96,423	(310)	133	96,246
Cash and cash equivalents at beginning of year	3,713	(33)	(265)	3,415

Cash and cash equivalents at end of year	$100,136	(343)	(132)	99,661

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information concerning Forest's directors required by this Item is incorporated by reference to the information under the captions "Proposal No. 1—Election of Directors" in the definitive Proxy Statement concerning its Annual Meeting of Shareholders to be held on May 8, 2002 (the "2002 Proxy Statement"). The information concerning Forest's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of Forest" included in Part I, Item 4A of this Form 10-K.

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

Item 11. Executive Compensation.

        The information required by this Item is incorporated by reference to the information under the captions "Executive Compensation," "Stock Option Grants During 2001," "Year-End Stock Option Values" and "Director Compensation" in the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated by reference to the information under the captions "Principal Holders of Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Party Transactions" in the 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report or are incorporated by reference:
	(1)	Financial Statements:
		1.	Independent Auditors' Report
		2.	Consolidated Balance Sheets—December 31, 2001 and 2000
		3.	Consolidated Statements of Operations—Years ended December 31, 2001, 2000 and 1999
		4.	Consolidated Statements of Shareholders' Equity—Years ended December 31, 2001, 2000 and 1999
		5.	Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999
		6.	Notes to Consolidated Financial Statements—Years ended December 31, 2001, 2000 and 1999
	(2)	Financial Statement Schedules:
All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.
	(3)	Exhibits: See the Index of Exhibits listed in Item 14(c) hereof for a list of those exhibits filed as part of this Form 10-K.
(b)	Reports on Form 8-K

On November 6, 2001, Forest filed a Current Report on Form 8-K dated November 6, 2001, pursuant to Item 5, announcing that Lehman Brothers Holdings Inc. sold its common stock position in Forest as previously reported in a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2001.

On November 7, 2001, Forest filed a Current Report on Form 8-K dated November 6, 2001, pursuant to Items 5 and 7, announcing that it had entered into a memorandum of understanding with Unocal Corporation to jointly explore and exploit certain properties in the Central Gulf of Mexico.

On November 8, 2001, Forest filed a Current Report on Form 8-K dated November 7, 2001, pursuant to Items 9 and 7, announcing its earnings and operations results for the three and nine months ending September 30, 2001.
On November 8, 2001, Forest filed a Current Report on Form 8-K dated November 7, 2001, pursuant to Items 5 and 7, filing interim financial statements for the quarterly period ended September 30, 2001.

On November 30, 2001, Forest filed a Current Report on Form 8-K dated November 30, 2001, pursuant to Items 5 and 7, announcing the closing of a transaction with Unocal Corporation to jointly explore and exploit certain properties in the central Gulf of Mexico.

(c)	Index of Exhibits:
Exhibit Number	Exhibits
3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
3.2
Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.3
Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.4
Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation's Registration Statement on Form S-2 (File No. 33-64949).
3.5
Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
3.6
Restated Bylaws of Forest Oil Corporation dated as of February 14, 2001, incorporated herein by reference to Exhibit 3(ii) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
4.1
Indenture dated as of September 29, 1997 among Canadian Forest Oil Ltd., Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).
4.2
Supplemental Indenture dated December 1, 1999 among Forest Oil Corporation, Canadian Forest Oil Ltd., Producers Marketing Ltd., and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
4.3
Indenture dated as of February 5, 1999 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.16 to Forest Oil Corporation's Registration Statement on Form S-3 dated November 14, 1996, as amended (File No. 333-16125).
4.4
Indenture dated as of June 21, 2001 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
4.5
Indenture dated as of December 7, 2001 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.5 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
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
4.8
Amendment No. 2, dated as of June 25, 1998 to Rights Agreement, dated as of October 14, 1993, between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 99.1 to Form 8-K for Forest Oil Corporation, dated June 25, 1998 (File No. 001-13515).
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
4.12
Credit Agreement, dated as of October 10, 2000, among Forest Oil Corporation, the lenders party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, and The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
4.13
Canadian Credit Agreement, dated as of October 10, 2000, among Canadian Forest Oil Ltd., the subsidiary borrowers from time to time parties thereto, the lenders party thereto, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, and The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
4.14
Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Forest Oil Corporation to Robert C. Mertensotto, trustee, and Gregory P. Williams, trustee (Utah), and The Chase Manhattan Bank, as Global Administrative Agent, dated as of December 7, 2000, incorporated herein by reference to Exhibit 4.13 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).

4.15
First Amendment to Combined Credit Agreement dated as of May 24, 2001, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
4.16
Exchange and Registration Rights Agreement between Forest Oil Corporation and the other signatories thereto dated as of December 7, 2001, incorporated herein by reference to Exhibit 4.16 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
10.1*	Description of Executive Life Insurance Plan, incorporated herein by reference to Exhibit 10.2 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-4597).
10.2*
Form of non-qualified Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990 (File No. 0-4597).
10.3*	Form of Executive Retirement Agreement, incorporated herein by reference to Exhibit 10.5 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990 (File No. 0-4597).
10.4*	Forest Oil Corporation 1996 Stock Incentive Plan and Option Agreement, incorporated herein by reference to Exhibit 4.1 to Form S-8 for Forest Oil Corporation dated June 7, 1996 (File No. 0-4597).
10.5*
First Amendment to Forest Oil Corporation 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.6*
Second Amendment to Forest Oil Corporation 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.7*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.9 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).
10.8*	Form of First Amendment to Severance Agreement, incorporated herein by reference to Exhibit 10.4 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.9*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.10*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.10 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).

10.11*
Employment Agreement, dated as of February 15, 2000, between Forcenergy Inc and Gary E. Carlson, incorporated herein by reference to Exhibit 10.8 to Form 8-K for Forcenergy Inc filed on February 16, 2000 (File No. 0-26444).
10.12*	Forest Oil Corporation 2001 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
10.13*	Form of Employee Stock Option Agreement, incorporated herein by reference to Exhibit 4.2 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
10.14*	Form of Non-Employee Director Stock Option Agreement, incorporated herein by reference to Exhibit 4.2 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
21.1**	List of Subsidiaries of Registrant
23.1**	Consent of KPMG LLP.
24.1**	Powers of Attorney (included on the signature pages hereof).

*
Contract or compensatory plan or arrangement in which directors and/or officers participate.

**
Indicates exhibits filed with this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
Date: March 22, 2002	By:	/s/ ROBERT S. BOSWELL Robert S. Boswell Chairman of the Board and Chief Executive Officer

Power of Attorney

        The officers and directors of Forest Oil Corporation, whose signatures appear below, hereby constitute and appoint Robert S. Boswell, Joan S. Sonnen and Newton W. Wilson III, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2001, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT S. BOSWELL (Robert S. Boswell)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ DAVID H. KEYTE (David H. Keyte)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2002
/s/ JOAN C. SONNEN (Joan C. Sonnen)	Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2002
/s/ PHILIP F. ANSCHUTZ (Philip F. Anschutz)	Director	March 22, 2002

/s/ WILLIAM L. BRITTON (William L. Britton)	Director	March 22, 2002
/s/ CORTLANDT S. DIETLER (Cortlandt S. Dietler)	Director	March 22, 2002
/s/ DOD A. FRASER (Dod. A. Fraser)	Director	March 22, 2002
/s/ CANNON Y. HARVEY (Cannon Y. Harvey)	Director	March 22, 2002
/s/ FORREST E. HOGLUND (Forrest E. Hoglund)	Director	March 22, 2002
/s/ STEPHEN A. KAPLAN (Stephen A. Kaplan)	Director	March 22, 2002
/s/ JAMES H. LEE (James H. Lee)	Director	March 22, 2002
/s/ CRAIG D. SLATER (Craig D. Slater)	Director	March 22, 2002
/s/ MICHAEL B. YANNEY (Michael B. Yanney)	Director	March 22, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of Forest
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Independent Auditors' Report
FOREST OIL CORPORATION CONSOLIDATED BALANCE SHEETS
FOREST OIL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
FOREST OIL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOREST OIL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
FOREST OIL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Power of Attorney