Form 10-Q
period 2002-03-31
FOREST OIL CORP
filed 2002-05-15
CIK 38079

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A        to        N/A

Commission File Number 1-13515

FOREST OIL CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	25-0484900 (I.R.S. Employer Identification No.)

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

        Yes    ☒    No    ☐

Title of Class of Common Stock	Number of Shares Outstanding April 30, 2002
Common Stock, Par Value $.10 Per Share	46,886,035

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$747	8,387
Accounts receivable	123,940	134,090
Derivative instruments	4,722	31,632
Other current assets	31,696	27,856

Total current assets	161,105	201,965
Net property and equipment, at cost	1,555,982	1,516,900
Deferred income taxes	47,167	43,930
Goodwill and other intangible assets, net	13,084	13,263
Other assets	20,083	20,311

	$1,797,421	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,042	209,163
Accrued interest	10,720	7,364
Derivative instruments	12,036	1,548
Current portion of deferred income tax liability	—	11,154
Other current liabilities	7,993	11,069

Total current liabilities	202,791	240,298
Long-term debt	657,091	594,178
Other liabilities	24,052	21,524
Deferred income taxes	16,947	16,426
Shareholders' equity:
Common stock	4,894	4,883
Capital surplus	1,146,452	1,145,282
Accumulated deficit	(167,608)	(165,824)
Accumulated other comprehensive loss	(30,682)	(4,147)
Treasury stock, at cost	(56,516)	(56,251)

Total shareholders' equity	896,540	923,943

	$1,797,421	1,796,369

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In Thousands Except Production and Per Share Amounts)
PRODUCTION
Natural gas (MMCF)	22,207	27,761

Oil, condensate and natural gas liquids (thousands of barrels)	1,938	2,651

STATEMENTS OF CONSOLIDATED OPERATIONS
Revenue:
Marketing and processing	$53,387	110,197
Oil and gas sales:
Gas	59,432	186,655
Oil, condensate and natural gas liquids	36,364	71,096

Total oil and gas sales	95,796	257,751

Total revenue	149,183	367,948
Operating expenses:
Marketing and processing	52,750	109,277
Oil and gas production	37,211	39,967
General and administrative	8,157	6,206
Merger and seismic licensing expense	—	500
Depreciation and depletion	40,186	56,625

Total operating expenses	138,304	212,575

Earnings from operations	10,879	155,373
Other income and expense:
Other expense, net	743	1,172
Interest expense	12,145	13,464
Translation loss on subordinated debt	149	9,696
Realized gain on derivative instruments	(84)	—
Unrealized (gain) loss on derivative instruments, net	200	(5,221)

Total other income and expense	13,153	19,111

Earnings (loss) before income taxes and extraordinary item	(2,274)	136,262
Income tax expense (benefit):
Current	111	15,976
Deferred	(832)	39,001

	(721)	54,977

Net earnings (loss) before extraordinary item	(1,553)	81,285
Extraordinary loss on extinguishment of debt	(231)	—

Net earnings (loss)	$(1,784)	81,285

Weighted average number of common shares outstanding	46,835	48,394

Basic earnings per common share:
Earnings (loss) attributable to common stock before extraordinary item	$(.03)	1.68
Extraordinary loss on extinguishment of debt	(.01)	—

Earnings (loss) attributable to common stock	$(.04)	1.68

Diluted earnings per common share:
Earnings (loss) attributable to common stock before extraordinary item	$(.03)	1.60
Extraordinary loss on extinguishment of debt	(.01)	—

Earnings (loss) attributable to common stock	$(.04)	1.60

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss) before extraordinary item	$(1,553)	81,285
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	40,186	56,625
Amortization of deferred debt costs	493	423
Translation loss on subordinated debt	149	9,696
Gain on derivative instruments, net	(1,530)	(5,221)
Deferred income tax expense (benefit)	(832)	39,001
Other, net	(43)	(64)
Decrease in accounts receivable	10,039	8,487
Decrease (increase) in other current assets	72	(5,092)
Increase (decrease) in accounts payable	(39,362)	60,062
Increase (decrease) in accrued interest and other current liabilities	2,676	(35,350)

Net cash provided by operating activities	10,295	209,852
Cash flows from investing activities:
Capital expenditures for property and equipment	(80,782)	(113,241)
Proceeds from sales of assets	518	18,772
Increase in other assets, net	(503)	(125)

Net cash used by investing activities	(80,767)	(94,594)
Cash flows from financing activities:
Proceeds from bank borrowings	141,889	103,000
Repayments of bank borrowings	(73,878)	(209,586)
Repurchases of 8 3/4% senior subordinated notes	(5,279)	—
Proceeds from exercise of options and warrants	1,499	5,109
Purchase of treasury stock	(540)	—
Increase (decrease) in other liabilities, net	(767)	3,469

Net cash provided (used) by financing activities	62,924	(98,008)
Effect of exchange rate changes on cash	(92)	(283)

Net increase (decrease) in cash and cash equivalents	(7,640)	16,967
Cash and cash equivalents at beginning of period	8,387	14,003

Cash and cash equivalents at end of period	$747	30,970

Cash paid during the period for:
Interest	$8,299	15,337
Income taxes	$1,282	135

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

(1)    BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

        In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

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

        For a more complete understanding of Forest's operations, financial position and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission.

(2)    EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

  Earnings per Share:

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002(1)	2001(2)
	(In Thousands Except Per Share Amounts)
Net earnings (loss) before extraordinary item	$(1,553)	81,285

Weighted average common shares outstanding during the period	46,835	48,394
Add dilutive effects of employee stock options	—	1,163
Add dilutive effects of warrants	—	1,244

Weighted average common shares outstanding including the effects of dilutive securities	46,835	50,801

Basic earnings (loss) per share before extraordinary item	$(.03)	1.68

Diluted earnings (loss) per share before extraordinary item	$(.03)	1.60

(1)
At March 31, 2002, options to purchase 3,485,323 shares of common stock at prices ranging from $12.50 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the effect of the assumed exercises were antidilutive. These options expire at various dates from 2003 through 2008.

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

  Comprehensive Earnings (Loss):

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Net earnings (loss)	$(1,784)	81,285
Other comprehensive income (loss):
Foreign currency translation loss	(311)	(1,457)
Unrealized loss on derivative instruments, net	(26,239)	(22,502)
Unrealized gain on securities available for sale	15	312

Total comprehensive earnings (loss)	$(28,319)	57,638

(3)    NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	March 31, 2002	December 31, 2001
	(In Thousands)
Oil and gas properties	$3,486,620	3,408,317
Buildings, transportation and other equipment	24,074	23,137

	3,510,694	3,431,454
Less accumulated depreciation, depletion and valuation allowance	(1,954,712)	(1,914,554)

	$1,555,982	1,516,900

(4)    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets recorded in the acquisition of the Company's gas marketing subsidiary consist of the following:

	March 31, 2002	December 31, 2001
	(In Thousands)
Goodwill	$14,348	14,394
Gas marketing contracts	12,518	12,558

	26,866	26,952
Less accumulated amortization	(13,782)	(13,689)

	$13,084	13,263

        Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized but will be tested annually for impairment. Prior thereto, goodwill was amortized on a straight-line basis over 20 years. Gas marketing contracts are amortized based on estimated revenues over the life of the contracts.

        The following table reflects the effect on net earnings (loss) and earnings (loss) per common share of the adoption of SFAS No. 142 for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$(1,784)	81,285
Add back: Goodwill amortization, net of tax	—	103

Adjusted net earnings (loss)	$(1,784)	81,388

Basic earnings per common share:
Earnings (loss)	$(.04)	1.68
Add back: Goodwill amortization, net of tax	—	—

Adjusted earnings (loss)	$(.04)	1.68

Diluted earnings per common share:
Earnings (loss)	$(.04)	1.60
Add back: Goodwill amortization, net of tax	—	—

Adjusted earnings (loss)	$(.04)	1.60

(5)    LONG-TERM DEBT

        Components of long-term debt are as follows:

	March 31, 2002	December 31, 2001
	(In Thousands)
U.S. Credit Facility	$87,000	19,000
8% Senior Notes Due 2008	264,391	264,366
8% Senior Notes Due 2011	160,000	160,000
8 3/4% Senior Subordinated Notes Due 2007	58,094	63,243
10 1/2% Senior Subordinated Notes Due 2006	87,606	87,569

	$657,091	594,178

        The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the first quarter of 2002, Forest reported a noncash translation loss of approximately $149,000 in the first quarter of 2002 and $9,696,000 in the first quarter of 2001.

(6)    FINANCIAL INSTRUMENTS

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

        At March 31, 2002, with respect to the interest rate swaps, the Company had a current derivative asset of $4,387,000, a long-term derivative liability of $1,929,000, a long-term deferred tax asset of $733,000, a current deferred tax liability of $1,667,000, and accumulated other comprehensive income of $1,524,000.

        For the first quarter of 2002, the Company recognized net gains of $1,557,000 under these agreements, which were recorded as reductions of interest expense.

Energy Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as non-operating income or expense.

        All of the Company's energy swaps and collar agreements and a portion of its basis swaps in place at March 31, 2002 have been designated as cash flow hedges. At March 31, 2002 the Company had a current derivative asset of $335,000, a deferred tax liability of approximately $13,821,000 (of which $12,036,000 was classified as current), a deferred tax asset of $5,125,000 (of which $4,447,000 was classified as current) and accumulated other comprehensive loss of approximately $8,470,000.

        The Company's gains (losses) under these agreements were:

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Derivatives designated as cash flow hedges	$12,412,000	(8,238,000)
Derivatives not designated as cash flow hedges	(116,000)	—

Total gain (loss)	$12,296,000	(8,238,000)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of March 31, 2002, Forest had the following swaps in place:

	Natural Gas		Oil
	BBTU's per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per Barrel
Second Quarter 2002	100.0	$3.26	11,500	$22.89
Third Quarter 2002	65.0	$3.33	10,000	$22.44
Fourth Quarter 2002	38.5	$3.46	10,000	$22.22
First Quarter 2003	25.0	$3.62	3,000	$21.26
Second Quarter 2003	—	—	3,000	$21.26
Third Quarter 2003	—	—	3,000	$21.26
Fourth Quarter 2003	—	—	3,000	$21.26
First Quarter 2004	—	—	2,000	$22.90

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2002, the Company had the following collar in place during the entire year of 2003:

	Oil
	Average Floor Price per BBL	Average Ceiling Price per BBL	Barrels per Day
2003	$22.00	$25.50	2,000

        The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 31, 2002 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 56.1 BBTU's per day in the remainder of 2002. At March 31, 2002 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 11.7 BBTU's per day in the remainder of 2002.

(7)    BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Forest has six reportable segments: oil and gas operations in the Gulf of Mexico (GOM) Offshore Region, Gulf Coast Onshore Region, Western United States, Alaska and Canada, and marketing and processing operations conducted by Producers Marketing Ltd. (ProMark) in Canada. The segments were determined based upon the type of operations in each segment and the geographical location of each segment. The segment data presented below was prepared on the same basis as Forest's consolidated financial statements.

Three Months Ended March 31, 2002

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$48,920	11,294	10,935	13,095	84,244	11,796	96,040	53,143	149,183
Expenses:
Marketing and processing	—	339	—	—	339	—	339	52,411	52,750
Oil and gas production	15,103	5,444	4,939	8,865	34,351	2,860	37,211	—	37,211
General and administrative	2,871	1,119	1,411	1,311	6,712	1,092	7,804	353	8,157
Depreciation and depletion	23,395	4,171	3,586	2,929	34,081	5,149	39,230	143	39,373

Earnings from operations	$7,551	221	999	(10)	8,761	2,695	11,456	236	11,692

Capital expenditures	$16,914	9,882	11,293	24,327	62,416	9,001	71,417	—	71,417

Property and equipment, net	$496,776	294,749	219,862	243,918	1,255,305	234,222	1,489,527	—	1,489,527

        Information for reportable segments relates to the Company's March 31, 2002 consolidated totals as follows:

(In Thousands)
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments	$11,692
Administrative asset depreciation	(813)
Other expense, net	(743)
Interest expense	(12,145)
Translation loss on subordinated debt	(149)
Realized gain on derivative instruments, net	84
Unrealized loss on derivative instruments, net	(200)

Loss before income taxes and extraordinary item	$(2,274)

CAPITAL EXPENDITURES:
Reportable segments	$71,417
International interests	8,417
Administrative assets and other	948

Total capital expenditures	$80,782

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,489,527
International interests	60,240
Administrative assets, net and other	6,215

Total property and equipment, net	$1,555,982

Three Months Ended March 31, 2001

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$165,591	24,660	28,701	19,069	238,021	19,951	257,972	109,976	367,948
Expenses:
Marketing and processing	—	194	—	—	194	—	194	109,083	109,277
Oil and gas production	18,306	5,285	5,673	6,509	35,773	4,194	39,967	—	39,967
General and administrative	2,440	679	833	1,005	4,957	870	5,827	379	6,206
Depreciation and depletion	37,762	4,908	4,302	3,817	50,789	4,495	55,284	471	55,755

Earnings from operations	$107,083	13,594	17,893	7,738	146,308	10,392	156,700	43	156,743

Capital expenditures	$54,534	3,582	4,269	17,389	79,774	18,105	97,879	—	97,879

Property and equipment, net	$526,328	255,583	194,170	147,546	1,123,627	205,798	1,329,425	—	1,329,425

        Information for reportable segments relates to the Company's March 31, 2001 consolidated totals as follows:

(In Thousands)
EARNINGS BEFORE INCOME TAXES:
Earnings from operations for reportable segments	$156,743
Administrative asset depreciation	(870)
Other expense, net	(1,172)
Merger and seismic licensing expense	(500)
Interest expense	(13,464)
Translation loss on subordinated debt	(9,696)
Gain on accounting for derivatives	5,221

Earnings before income taxes	$136,262

CAPITAL EXPENDITURES:
Reportable segments	$97,879
International interests	14,523
Administrative assets and other	839

Total capital expenditures	$113,241

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,329,425
International interests	46,894
Administrative assets, net and other	8,427

Total property and equipment, net	$1,384,746

(8)    SUPPLEMENTAL GUARANTOR INFORMATION

        Canadian Forest is the issuer of the 8 3/4% Notes. The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

        The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and March 31, 2001. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

Supplemental Condensed Consolidating Balance Sheets
March 31, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$747	—	—	—	747
Accounts receivable	86,874	12,939	24,127	—	123,940
Derivative instruments	4,722	—	—		4,722
Other current assets	30,444	1,103	399	(250)	31,696

Total current assets	122,787	14,042	24,526	(250)	161,105
Net property and equipment, at cost, full cost method	1,326,471	229,503	8	—	1,555,982
Deferred income taxes	47,167	—	—	—	47,167
Goodwill and other intangible assets, net	—	—	13,084	—	13,084
Intercompany investments	248,685	25,713	—	(274,398)	—
Other assets	19,152	931	—	—	20,083

	$1,764,262	270,189	37,618	(274,648)	1,797,421

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$139,526	8,763	24,003	(250)	172,042
Accrued interest	10,386	334	—	—	10,720
Derivative instruments	12,036	—	—	—	12,036
Other current liabilities	7,480	348	166	(1)	7,993

Total current liabilities	169,428	9,445	24,169	(251)	202,791
Long-term debt	598,997	58,094	—	—	657,091
Other liabilities	24,062	(10)	—	—	24,052
Deferred income taxes	—	27,595	(10,648)	—	16,947
Shareholders' equity:
Common stock	4,894	248,684	25,265	(273,949)	4,894
Capital surplus	1,145,857	595	—	—	1,146,452
Accumulated deficit	(102,251)	(68,837)	3,480	—	(167,608)
Accumulated other comprehensive loss	(20,657)	(5,377)	(4,648)	—	(30,682)
Treasury stock, at cost	(56,068)	—	—	(448)	(56,516)

Total shareholders' equity	971,775	175,065	24,097	(274,397)	896,540

	$1,764,262	270,189	37,618	(274,648)	1,797,421

Supplemental Condensed Consolidating Statement of Operations
Three months ended March 31, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$244	—	53,143	53,387
Oil and gas sales:
Gas	52,718	6,714	—	59,432
Oil, condensate and natural gas liquids	31,282	5,082	—	36,364

Total oil and gas sales	84,000	11,796	—	95,796

Total revenue	84,244	11,796	53,143	149,183
Expenses:
Marketing and processing	339	—	52,411	52,750
Oil and gas production	34,351	2,860	—	37,211
General and administrative	6,712	1,092	353	8,157
Depreciation and depletion	34,706	5,337	143	40,186

Total operating expenses	76,108	9,289	52,907	138,304

Earnings from operations	8,136	2,507	236	10,879
Other income and expense:
Other (income) expense, net	830	(88)	1	743
Interest expense	10,633	1,515	(3)	12,145
Translation loss on subordinated debt	—	149	—	149
Realized gain on derivative instruments, net	(84)	—	—	(84)
Unrealized loss on derivative instruments, net	200	—	—	200

Total other income and expense	11,579	1,576	(2)	13,153

Earnings (loss) before income taxes	(3,443)	931	238	(2,274)
Income tax expense (benefit):
Current	—	103	8	111
Deferred	(1,407)	349	226	(832)

	(1,407)	452	234	(721)

Net earnings (loss) before extraordinary item	(2,036)	479	4	(1,553)
Extraordinary loss on extinguishment of debt	—	(231)	—	(231)

Net earnings (loss)	$(2,036)	248	4	(1,784)

Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flow from operating activities:
Net earnings (loss)	$(2,036)	479	4	(1,553)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	34,706	5,337	143	40,186
Amortization of deferred debt costs	439	54	—	493
Translation loss on subordinated notes	—	149	—	149
Gain on derivative instruments, net	(1,530)	—	—	(1,530)
Deferred income tax expense (benefit)	(1,407)	349	226	(832)
Other, net	(44)	(3)	4	(43)
Decrease (increase) in accounts receivable	16,560	(2,868)	(3,653)	10,039
Decrease (increase) in other current assets	310	162	(400)	72
Increase (decrease) in accounts payable	(34,935)	(7,937)	3,510	(39,362)
Increase in accrued interest and other current liabilities	1,824	811	41	2,676

Net cash provided (used) by operating activities	13,887	(3,467)	(125)	10,295
Cash flows from investing activities:
Capital expenditures for property and equipment	(71,761)	(9,021)	—	(80,782)
Proceeds from sale of assets	(1,801)	2,319	—	518
Increase in other assets, net	(503)	—	—	(503)

Net cash used by investing activities	(74,065)	(6,702)	—	(80,767)
Cash flows from financing activities:
Proceeds from bank borrowings	140,000	1,889	—	141,889
Repayments of bank borrowings	(72,000)	(1,878)	—	(73,878)
Redemption of 8 3/4% senior subordinated notes	—	(5,279)	—	(5,279)
Proceeds from exercise of options	1,499	—	—	1,499
Purchase of treasury stock	(540)	—	—	(540)
Increase in other liabilities, net	(222)	(545)	—	(767)

Net cash provided (used) by financing activities	68,737	(5,813)	—	62,924
Intercompany advances, net	(15,964)	15,964	—	—
Effect of exchange rate changes on cash	23	(114)	(1)	(92)

Net decrease in cash and cash equivalents	(7,382)	(132)	(126)	(7,640)
Cash and cash equivalents at beginning of year	8,129	132	126	8,387

Cash and cash equivalents at end of year	$747	—	—	747

Supplemental Condensed Consolidating Balance Sheets
December 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,129	132	126	—	8,387
Accounts receivable	103,436	10,103	20,551	—	134,090
Derivative instruments	31,632	—	—	—	31,632
Other current assets	26,838	1,268	—	(250)	27,856

Total current assets	170,035	11,503	20,677	(250)	201,965
Net property and equipment, at cost, full cost method	1,287,996	228,890	14	—	1,516,900
Deferred income taxes	43,930	—	—	—	43,930
Goodwill and other intangible assets, net	—	—	13,263	—	13,263
Intercompany investments	232,721	25,713	—	(258,434)	—
Other assets	19,271	1,040	—	—	20,311

	$1,753,953	267,146	33,954	(258,684)	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174,460	14,385	20,568	(250)	209,163
Accrued interest	5,748	1,616	—	—	7,364
Current portion of deferred tax liability	11,154	—	—	—	11,154
Other current liabilities	11,844	649	125	(1)	12,617

Total current liabilities	203,206	16,650	20,693	(251)	240,298
Long-term debt	530,935	63,243	—	—	594,178
Other liabilities	20,991	533	—	—	21,524
Deferred income taxes	—	27,335	(10,909)	—	16,426
Shareholders' equity
Common stock	4,883	232,720	25,265	(257,985)	4,883
Capital surplus	1,144,687	595	—	—	1,145,282
Accumulated deficit	(100,214)	(69,085)	3,475	—	(165,824)
Accumulated other comprehensive gain (loss)	5,268	(4,845)	(4,570)	—	(4,147)
Treasury stock, at cost	(55,803)	—	—	(448)	(56,251)

Total shareholders' equity	998,821	159,385	24,170	(258,433)	923,943

	$1,753,953	267,146	33,954	(258,684)	1,796,369

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$221	—	109,976	110,197
Oil and gas sales:
Gas	176,130	10,525	—	186,655
Oil, condensate and natural gas liquids	61,691	9,405	—	71,096

Total oil and gas sales	237,821	19,930	—	257,751

Total revenue	238,042	19,930	109,976	367,948
Expense:
Marketing and processing	194	—	109,083	109,277
Oil and gas production	35,773	4,194	—	39,967
General and administrative	4,957	870	379	6,206
Merger and seismic licensing expense	500	—	—	500
Depreciation and depletion	51,125	5,029	471	56,625

Total operating expenses	92,549	10,093	109,933	212,575

Earnings from operations	145,493	9,837	43	155,373
Other income and expense:
Other (income) expense, net	973	239	(40)	1,172
Interest expense	8,660	4,804	—	13,464
Translation loss on subordinated debt	—	9,696	—	9,696
Gain on derivative instruments, net	(5,221)	—	—	(5,221)

Total other income and expense	4,412	14,739	(40)	19,111

Earnings (loss) before income taxes and extraordinary item	141,081	(4,902)	83	136,262
Income tax expense:
Current	15,915	50	11	15,976
Deferred	36,673	2,038	290	39,001

	52,588	2,088	301	54,977

Net earnings (loss)	$88,493	(6,990)	(218)	81,285

Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flow from operating activities:
Net earnings (loss)	$88,493	(6,990)	(218)	81,285
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	51,125	5,029	471	56,625
Amortization of deferred debt costs	308	115	—	423
Translation loss on subordinated notes	—	9,696	—	9,696
Gain on derivative instruments, net	(5,221)	—	—	(5,221)
Deferred income tax expense	36,673	2,038	290	39,001
Other, net	(56)	(5)	(3)	(64)
Decrease (increase) in accounts receivable	(984)	(4,178)	13,649	8,487
Decrease (increase) in other current assets	(4,789)	(489)	186	(5,092)
Increase (decrease) in accounts payable	58,688	15,529	(14,155)	60,062
Increase (decrease) in accrued interest and other current liabilities	(15,801)	(19,551)	2	(35,350)

Net cash provided by operating activities	208,436	1,194	222	209,852
Cash flows from investing activities:
Capital expenditures for property and equipment	(95,089)	(18,152)	—	(113,241)
Proceeds from sale of assets	18,772	—	—	18,772
Increase in other assets, net	(123)	(2)	—	(125)

Net cash used by investing activities	(76,440)	(18,154)	—	(94,594)
Cash flows from financing activities:
Proceeds from bank borrowings	103,000	—	—	103,000
Repayments of bank borrowings	(182,000)	(27,586)	—	(209,586)
Proceeds from exercise of options and warrants	5,109	—	—	5,109
Increase (decrease) in other liabilities, net	3,480	(11)	—	3,469

Net cash used by financing activities	(70,411)	(27,597)	—	(98,008)
Intercompany advances, net	(45,840)	45,840		—
Effect of exchange rate changes on cash	39	(322)		(283)

Net increase in cash and cash equivalents	15,784	961	222	16,967
Cash and cash equivalents at beginning of year	14,778	(659)	(116)	14,003

Cash and cash equivalents at end of year	$30,562	302	106	30,970

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. Forest cautions that these forward-looking statements, including without limitation those relating to our future natural gas and liquids production, outlook on oil and gas prices, estimates of our oil and gas reserves, estimates of operating costs, planned capital expenditures, availability of capital resources to fund capital expenditures and the impact of political and regulatory developments, are subject to all of the risks and uncertainties normally incident to the exploration for and development, production and sale of oil and gas, many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating future oil and gas reserves and projecting future rates of production and the timing of development expenditures and other risks as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Forest's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The financial results of our foreign operations are also subject to currency exchange rate risks. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, Forest's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements attributable to Forest are expressly qualified in their entirety by this cautionary statement. Forest disclaims any obligation to update forward-looking statements contained herein, except as may be otherwise required by law.

Results of Operations for the First Quarter of 2002

        The net loss for the first quarter of 2002 was $1,784,000 compared to net earnings of $81,285,000 in the corresponding period of 2001. The decrease in earnings was due primarily to lower natural gas and oil prices and lower production volumes, offset partially by lower depletion expense.

        Marketing and processing revenue decreased by 52% to $53,387,000 in the first quarter of 2002 from $110,197,000 in the first quarter of 2001, and the related marketing and processing expense decreased by 52% to $52,750,000 in the first quarter of 2002 from $109,277,000 in the corresponding period of 2001. The earnings contribution for marketing and processing activities decreased to $637,000 in the first quarter of 2002 from $920,000 in the first quarter of 2001. The decrease in the earnings contribution is due primarily to lower marketing fees, particularly on arrangements where the margin was determined as a percentage of the natural gas price.

        Oil and gas sales revenue decreased by 63% to $95,796,000 in the first quarter of 2002 from $257,751,000 in the first quarter of 2001, primarily as a result of lower product prices and production volumes. Volume decreases in the 2002 period were attributable primarily to two areas, the Gulf of Mexico and Alaska. The Gulf of Mexico properties were impacted by the sale of 50% of Forest's interests in the South Marsh Island and Vermilion areas in the fourth quarter of 2001 and also experienced normal production declines as a result of reduced capital expenditures. In Alaska, oil volumes were lower in 2002 as the result of higher crude oil inventories caused by tanker loading delays. During the first quarter of 2002, oil inventory in the tanks (representing oil produced but not yet sold) increased by approximately 210,000 barrels.

        Oil and gas production expense for the first quarter of 2002 decreased 7% to $37,211,000 from $39,967,000 in the corresponding period in 2001. The decrease in the 2002 period was due primarily to lower direct operating expense, transportation costs and production tax expense, offset partially by increased workover activity.

        Production volumes and weighted average sales prices for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
NATURAL GAS
Production (MMCF):
United States	18,333	25,167
Canada	3,874	2,594

Total	22,207	27,761
Sales price received (per MCF)	$2.18	6.99
Effects of energy swaps and collars (per MCF)(1)	.50	(.27)

Average sales price (per MCF)	$2.68	6.72
LIQUIDS
Oil and condensate:
Production (MBBLS)	1,629	2,347
Sales price received (per BBL)	$19.65	27.33
Effects of energy swaps and collars (per BBL)(1)	.87	(.26)

Average sales price (per BBL)	$20.52	27.07
Natural gas liquids:
Production (MBBLS)	309	304
Average sales price (per BBL)	$9.52	24.93
Total Liquids Production (MBBLS):
United States	1,615	2,288
Canada	323	363

Total	1,938	2,651
Average sales price (per BBL)	$18.76	6.82
TOTAL PRODUCTION
Production volumes (MMCFE)	33,835	43,667
Average sales price (per MCFE)	$2.83	5.91

(1)
Energy swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Certain of the arrangements have been designated as cash flow hedges. Hedged natural gas volumes were 7,650 MMCF and 14,231 MMCF in the first quarter of 2002 and 2001, respectively. Hedged oil and condensate volumes were 1,035,000 barrels and 925,000 barrels in the first quarter of 2002 and 2001, respectively. The aggregate net gains (losses) under energy swap agreements were $12,412,000 and $(8,238,000), respectively, for the three months ended March 31, 2002 and 2001 and were accounted for as increases (reductions) to oil and gas sales.

        General and administrative expense increased 24% to $8,157,000 in the first quarter of 2002 compared to $6,206,000 in the first quarter of 2001. Total overhead costs (capitalized and expensed general and administrative costs) increased 33% to $14,442,000 in the first quarter of 2002 compared to $10,897,000 in the first quarter of 2001. The increases were due primarily to higher employee-related costs and professional service costs, as well as lower overhead credits for production operations.

        The following table summarizes total overhead costs incurred during the periods:

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Overhead costs capitalized	$6,285	4,691
General and administrative costs expensed(1)	8,157	6,206

Total overhead costs	$14,442	10,897

(1)
Includes $353,000 and $471,000 related to marketing operations for the three months ended March 31, 2002 and 2001, respectively.

        Depreciation and depletion expense decreased 29% to $40,186,000 in the first quarter of 2002 from $56,625,000 in the first quarter of 2001. The decrease was attributable primarily to lower production volumes. On a per-unit basis, the depletion rate was $1.16 per MCFE in the first quarter of 2002 compared to $1.28 per MCFE in the corresponding prior year period. The decrease in the per-unit rate was due primarily to the addition of proved reserves at lower than historical costs.

        Other expense of $743,000 in the first quarter of 2002 was due primarily to franchise taxes and our share of the net loss recorded by an equity method investee. Other expense of $1,172,000 in the first quarter of 2001 was due primarily to franchise taxes.

        Interest expense of $12,145,000 in the first quarter of 2002 decreased $1,319,000 or 10% compared to the first quarter of 2001, due primarily to lower interest rates on variable and fixed rate debt, offset partially by higher debt balances.

        The realized gain on derivative instruments of $84,000 in the first quarter of 2002 was due primarily to settlement for basis differential swaps at prices that were, in the aggregate, lower than the pricing established in the related derivative contracts. There was a net unrealized loss on derivative instruments in the first quarter of 2002 of $200,000 compared to a net unrealized gain on derivative instruments of $5,221,000 in the corresponding period in 2001. The loss in 2002 was due primarily to a decrease in the intrinsic value of basis swaps. The gain in 2001 was due primarily to an increase in the option value of oil and gas collars. These realized and unrealized gains and losses on derivative instruments are recorded separately in non-operating income since the instruments do not qualify as hedges under the accounting rules governing hedging activities that were adopted in 2001.

        Foreign currency translation losses were $149,000 in the first quarter of 2002 and $9,696,000 in the first quarter of 2001. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6259 per $1.00 U.S. at March 31, 2002 compared to $.6279 at December 31, 2001. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

        Forest recorded current income tax expense of $111,000 in the first quarter of 2002 compared to current income tax expense of $15,976,000 in the corresponding period of 2001. The deferred income tax benefit was $832,000 in the first quarter of 2002 compared to deferred income tax expense of $39,001,000 in the corresponding period of 2001. The decreases were due primarily to lower pre-tax profitability as a result of lower commodity prices.

        The extraordinary loss on extinguishment of debt of $231,000 in the first quarter of 2002 resulted from the redemption of $5,150,000 principal amount of 8 3/4% Senior Subordinated Notes at 103.5% of par value.

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

        Securities Issued.    In April 2002, we issued $150,000,000 principal amount of 7 3/4% Senior Notes due 2014 at 98.09% of par for proceeds of $146,846,000 (net of related issuance costs). A portion of the net proceeds was used to repay all outstanding indebtedness under our U.S. credit facility and to repurchase $15,110,000 principal amount of our 10 1/2% Senior Subordinated Notes. The remaining net proceeds were used for general corporate purposes.

        Securities Repurchased.    In the first quarter of 2002, we repurchased $5,150,000 principal amount of 8 3/4% Senior Subordinated Notes at 103.5% of par value. In April 2002, in connection with the issuance of the 7 3/4% Senior Notes, we repurchased $15,110,000 principal amount of our 10 1/2% Senior Subordinated Notes at 108.0% of par value. We also purchased 21,894 shares of common stock at an average price of $24.30 per share pursuant to our odd-lot stock buyback program.

        Bank Credit Facilities.    We have credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank of Canada. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. As of March 31, 2002, under the most restrictive of these covenants and financial tests, our available borrowing amount under the credit facilities was estimated to be approximately $215,000,000. If the rating on our bank credit facilities is downgraded, the available borrowing amount under the credit facilities would be determined by a borrowing base subject to semi-annual re-determination. Reduction of the borrowing base could result in a substantial reduction in the available borrowing amount. In addition, we could be obligated to pledge additional assets as collateral.

        Our U.S. credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company.

        At March 31, 2002, the outstanding borrowings under the U.S. credit facility were $87,000,000 and there were no outstanding borrowings under the Canadian Forest credit facility. At May 1, 2002, there were no outstanding borrowings under the U.S. credit facility or the Canadian credit facility. At May 1, 2002, Forest had used the credit facilities for letters of credit in the amount of $4,526,893 U.S. and $3,366,745 CDN.

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

        Forest had a working capital deficit of approximately $41,686,000 at March 31, 2002 compared to a deficit of approximately $38,333,000 at December 31, 2001. The increase in the deficit was due primarily to a decrease in the value of derivative instruments, offset partially by a decrease in accounts payable due to a decrease in capital spending.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $10,295,000 in the first quarter of 2002 compared to $209,852,000 in the first quarter of 2001. The decrease was due primarily to lower production revenue as a result of lower oil and gas prices. Cash used for investing activities in the first quarter of 2002 was $80,767,000 compared to $94,594,000 in the first quarter of 2001. The decrease was due primarily to decreased exploration and development activities. Net cash provided by financing activities in the first quarter of 2002 was $62,924,000 compared to cash used of $98,008,000 in the first quarter of 2001. The 2002 period included net borrowings of bank debt of $68,011,000, offset by cash used for the repurchases of the 8 3/4% Senior Subordinated Notes of $5,279,000. The 2001 period included net repayments of bank borrowings of $106,586,000.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
Property acquisition costs:
Proved properties	$2,767	710
Undeveloped properties	—	96

	2,767	806
Exploration costs:
Direct costs	34,115	58,441
Overhead capitalized	3,071	2,210

	37,186	60,651
Development costs:
Direct costs	36,667	48,463
Overhead capitalized	3,214	2,481

	39,881	50,944

Total capital expenditures	$79,834	112,401

        Forest's anticipated expenditures for exploration and development in 2002 are estimated to range from $250,000,000 to $350,000,000. We intend to meet our 2002 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we experience increased cash flow or access additional sources of capital.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

  Impact of Recently Issued Accounting Pronouncements.

        Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized but tested for impairment at least annually. Other intangible assets are to be amortized over their useful lives and reviewed for impairment. An intangible asset with an indefinite useful life will not be amortized until its useful life becomes determinable. The effective date of this statement was January 1, 2002. As a result of adopting this statement, effective January 1, 2002, we no longer amortize goodwill. Adoption of the statement had no impact on the carrying values of goodwill or intangible assets.

        Statement 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation, depletion, and amortization for oil and gas properties without recording a separate liability for such amounts. We have not completed our assessment of the impact of SFAS No. 143 on our financial condition and results of operations, but expect that adoption of the statement will result in increases in the capitalized costs of our oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

        Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) retains the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 also expands the basic provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement. The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. It could be a segment, a reporting unit, a consolidated subsidiary, or an asset group.

        Forest adopted SFAS No. 144 as of January 1, 2002. Because we have elected the full-cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to our oil and gas assets, which are instead subject to ceiling limitations. For our non-oil and gas assets, the method of impairment assessment is largely unchanged from SFAS No. 121. The adoption of SFAS No. 144 had no impact on our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada and, through ProMark, our marketing subsidiary, we market natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to manage commodity prices and to reduce the impact of fluctuations in prices, we enter into long-term contracts and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps, collars and other financial instruments. All of our energy swaps and collar agreements and a portion of our basis swaps in place at March 31, 2002 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 41% and 45% of our consolidated production, on an equivalent basis, during the first quarter of 2002 and 2001, respectively.

        Long-Term Sales Contracts    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool. At March 31, 2002, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2002	4.1	$2.75 CDN
2003	5.5	$2.85 CDN
2004	5.5	$2.95 CDN
2005	5.5	$3.07 CDN
2006	5.5	$3.19 CDN
2007	5.5	$3.31 CDN
2008	5.5	$3.44 CDN
2009	3.6	$4.17 CDN
2010	1.7	$6.46 CDN
2011	0.8	$6.82 CDN

        Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to deliver a portion of this gas. In 2001 Canadian Forest supplied 39% of the gas for the ProMark Netback Pool.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2002	.47	$3.68 CDN
2003	.60	$3.82 CDN
2004	.60	$3.96 CDN
2005	.60	$4.11 CDN
2006	.50	$4.27 CDN

        Hedging Program.    In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. We enter into swap agreements when prices are less volatile or when collar arrangements are not attractively priced. As of March 31, 2002, Forest had entered into the following swaps:

	Natural Gas		Oil
	BBTU's per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
Second Quarter 2002	100.0	$3.26	11,500	$22.89
Third Quarter 2002	65.0	$3.33	10,000	$22.44
Fourth Quarter 2002	38.5	$3.46	10,000	$22.22
First Quarter 2003	25.0	$3.62	3,000	$21.26
Second Quarter 2003	—	—	3,000	$21.26
Third Quarter 2003	—	—	3,000	$21.26
Fourth Quarter 2003	—	—	3,000	$21.26
First Quarter 2004	—	—	2,000	$22.90

        Between April 1, 2002 and May 14, 2002, we entered into the following natural gas and oil swaps:

	Natural Gas		Oil
	BBTU's per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per Barrel
Second Quarter 2002	6.7	$3.65	—	$—
Third Quarter 2002	10.0	$3.65	—	$—
First Quarter 2003	—	$—	2,000	$25.32

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2002, Forest had entered into the following oil collars during the entire year of 2003:

	Oil
	Average Floor Price per BBL	Average Ceiling Price per BBL	Barrels per Day
2003	$22.00	$25.50	2,000

        Between April 1, 2002 and May 14, 2002, we entered into the following oil and gas collars:

	Oil
	Average Floor Price per BBL	Average Ceiling Price per BBL	Barrels per Day
2003	$22.00	$25.25	1,000
First Quarter 2004	$22.00	$24.08	2,000
	Natural Gas
	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	BBTU's per Day
Fourth Quarter 2002	$3.25	$5.13	13.3
2003	$3.25	$4.54	20.0
First Quarter 2004	$3.25	$5.30	20.0

        We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of March 31, 2002, Forest had entered into basis swaps with weighted average volumes of 56.1 BBTU's per day for the remainder of 2002. Between April 1, 2002 and May 1, 2002, we entered into additional basis swaps covering weighted average volumes of 6.7 BBTU's per day for the remainder of 2002.

        The fair value of our cash flow hedges as of March 31, 2002 was a loss of approximately $13,662,000.

        Trading Activities.    Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not trade natural gas to hold as a speculative or open position. All transactions represent physical volumes and are immediately offset, thereby fixing the margin and eliminating the market risk on the related agreements. At March 31, 2002, ProMark's trading operations had the following purchase and sales commitments in place for 2002 and 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
April-December, 2002	2.5	$4.95 CDN	$4.98 CDN
2003	.6	$5.01 CDN	$5.04 CDN

        As of March 31, 2002, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 11.7 BBTU's per day in 2002.

        The fair value of our derivative instruments not designated as cash flow hedges as of March 31, 2002 was a gain of approximately $176,000.

Foreign Currency Exchange Risk

        We conduct business in several foreign currencies and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

        Canada.    The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Senior Subordinated Notes that it issued in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $58,098,000 principal amount of the debt is due in 2007.

        Operations outside of North America.    Expenditures incurred relative to the foreign concessions held by Forest have been primarily U.S. dollar-denominated.

Interest Rate Risk

        The following table presents principal or notional amounts and related average interest rates by year of maturity for Forest's debt obligations at March 31, 2002:

	2005	2006	2007	2008	2011	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$87,000	—	—	—	—	87,000	87,000
Average interest rate	3.68%	—	—	—	—	3.68%
Long-term debt:
Fixed rate	$—	88,180	58,098	265,000	160,000	571,278	588,639
Average interest rate	—	10.5%	8.75%	8.00%	8.00%	8.46%

        In connection with the issuance of $200,000,000 8% Senior Notes due 2008, we entered into an interest rate swap under which we will pay a variable rate based on the six month London Interbank Offered Rate (LIBOR) plus 195 basis points in exchange for a fixed rate of 8% on $100,000,000 over the term of the note issue. In connection with the issuance of $160,000,000 8% Senior Notes due 2011, we entered into an interest rate swap under which we will pay a variable rate based on LIBOR plus 181.25 basis points in exchange for a fixed rate of 8% on $50,000,000 over the term of the note issue. The fair value of these interest rate swaps as of March 31, 2002 was a gain of approximately $2,458,000.

        In connection with the April 2002 issuance of $150,000,000 7 3/4% Senior Notes due 2014, we entered into an interest rate swap under which we will pay a variable rate based on three month LIBOR plus 153 basis points in exchange for a fixed rate of 7.75% on $150,000,000 over the term of the note issue.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

        From time to time the Company is subject to legal challenges in connection with governmental regulatory permits, consents and approvals necessary to conduct its normal exploration, development and production operations. In 1999, the State of Alaska regulatory approval process used in connection with the exploration phase of the Company's Redoubt Shoal oil and gas project in the Cook Inlet of Alaska (the "Exploration Project") was challenged in a lawsuit by a non-governmental third party. In May 2002, the Supreme Court of the State of Alaska issued an injunction in this case ordering the Company to halt drilling operations at the Redoubt Unit #5 well and issued a decision to the effect that the State of Alaska's regulatory review and approval process for the Exploration Project did not conform with the statutory requirements. The Court remanded the matter for further review and action by the relevant State agency.

        On May 1, 2002, the relevant State agency approved the development and production phase of the Company's Redoubt Shoal oil and gas project ("Production Project"). The State agency has been advised that the approval for the Production Project may also be challenged based on the rationale under which the Exploration Project approval was found deficient. If a legal challenge to the regulatory approval process for the Production Project is made, and if such challenge is successful, it could cause delays in continuing development and production activities at the Redoubt Shoal oil and gas project. While the Company intends to vigorously contest any potential challenge to the regulatory approval process for the Production Project and is taking all available steps to remedy the situation, the outcome of the governmental regulatory process and litigation is inherently difficult to predict with any degree of certainty. At this time, however, the Company believes that any delays in connection with the Exploration Project and the Production Project resulting from these challenges will not have a material adverse impact on the Company's financial condition and results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

        None.

  (b)
  Reports on Form 8-K.

        The Company filed the following reports on Form 8-K during the first quarter ending March 31, 2002:

Date of Report	Item Reported	Financial Statements Filed
February 5, 2002	Item 5	None.
February 13, 2002	Item 9	None.
February 13, 2002	Item 5	None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (REGISTRANT)
Date: May 15, 2002	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2002
PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
FOREST OIL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
FOREST OIL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS (Unaudited)
FOREST OIL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOREST OIL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES