Form 10-Q
period 2002-06-30
FOREST OIL CORP
filed 2002-08-14
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q JUNE 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

        Yes    ☒    No    ☐

Title of Class of Common Stock	Number of Shares Outstanding July 31, 2002
Common Stock, Par Value $.10 Per Share	46,971,869

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
JUNE 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,227	8,387
Accounts receivable	107,011	134,090
Derivative instruments	11,469	31,632
Current deferred tax asset	4,257	—
Other current assets	18,863	27,856

Total current assets	161,827	201,965
Net property and equipment, at cost	1,620,903	1,516,900
Deferred income taxes	41,087	43,930
Goodwill and other intangible assets, net	13,622	13,263
Other assets	25,979	20,311

	$1,863,418	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165,422	209,163
Accrued interest	7,025	7,364
Derivative instruments	10,362	1,548
Current portion of deferred income tax liability	—	11,154
Other current liabilities	7,742	11,069

Total current liabilities	190,551	240,298
Bank credit facilities	—	19,000
Other long-term debt	712,170	575,178
Other liabilities	22,817	21,524
Deferred income taxes	18,938	16,426
Shareholders' equity:
Common stock	4,907	4,883
Capital surplus	1,148,512	1,145,282
Accumulated deficit	(156,650)	(165,824)
Accumulated other comprehensive loss	(21,291)	(4,147)
Treasury stock, at cost	(56,536)	(56,251)

Total shareholders' equity	918,942	923,943

	$1,863,418	1,796,369

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In Thousands Except Production and Per Share Amounts)
PRODUCTION
Natural gas (MMCF)	23,535	28,739	45,742	56,500

Oil, condensate and natural gas liquids (thousands of barrels)	2,408	2,410	4,346	5,061

STATEMENTS OF CONSOLIDATED OPERATIONS
Revenue:
Marketing and processing	$71,962	88,373	125,349	198,570
Oil and gas sales:
Gas	73,797	128,953	133,229	315,608
Oil, condensate and natural gas liquids	51,849	58,273	88,213	129,369

Total oil and gas sales	125,646	187,226	221,442	444,977

Total revenue	197,608	275,599	346,791	643,547
Operating expenses:
Marketing and processing	70,721	87,670	123,471	196,947
Oil and gas production	40,375	44,204	77,586	84,171
General and administrative	10,062	7,076	18,219	13,282
Merger and seismic licensing expense	—	3,998	—	4,498
Depreciation and depletion	47,588	57,315	87,774	113,940

Total operating expenses	168,746	200,263	307,050	412,838

Earnings from operations	28,862	75,336	39,741	230,709
Other income and expense:
Other (income) expense, net	(24)	11	719	1,183
Interest expense	12,568	12,029	24,713	25,493
Translation loss (gain) on subordinated debt	(2,970)	(7,395)	(2,821)	2,301
Realized gain on derivative instruments, net	(162)	—	(246)	—
Unrealized (gain) loss on derivative instruments, net	416	(8,365)	616	(13,586)

Total other income and expense	9,828	(3,720)	22,981	15,391

Earnings before income taxes and extraordinary item	19,034	79,056	16,760	215,318
Income tax expense (benefit):
Current	143	(13,740)	254	2,236
Deferred	6,835	40,617	6,003	79,618

	6,978	26,877	6,257	81,854

Net earnings before extraordinary item	12,056	52,179	10,503	133,464
Extraordinary loss on extinguishment of debt	(1,098)	(1,590)	(1,329)	(1,590)

Net earnings	$10,958	50,589	9,174	131,874

Weighted average number of common shares outstanding:
Basic	46,925	48,405	46,880	48,400
Diluted	48,485	50,236	48,293	50,388
Basic earnings per common share:
Earnings attributable to common stock before extraordinary item	$.25	1.08	.23	2.75
Extraordinary loss on extinguishment of debt	(.02)	(.03)	(.03)	(.03)

Earnings attributable to common stock	$.23	1.05	.20	2.72

Diluted earnings per common share:
Earnings attributable to common stock before extraordinary item	$.25	1.04	.22	2.65
Extraordinary loss on extinguishment of debt	(.02)	(.03)	(.03)	(.03)

Earnings attributable to common stock	$.23	1.01	.19	2.62

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
Cash flows from operating activities:
Net earnings before extraordinary item	$10,503	133,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	87,774	113,940
Amortization of deferred debt costs	1,041	862
Translation (gain) loss on subordinated debt	(2,821)	2,301
Unrealized loss (gain) on derivative instruments, net	616	(13,586)
Deferred income tax expense	6,003	79,618
Other, net	(1,772)	(61)
Decrease in accounts receivable	28,956	13,265
Decrease (increase) in other current assets	9,013	(21,995)
(Decrease) increase in accounts payable	(47,674)	25,216
Decrease in accrued interest and other current liabilities	(1,447)	(38,985)

Net cash provided by operating activities	90,192	294,039
Cash flows from investing activities:
Capital expenditures for property and equipment	(181,308)	(253,315)
Proceeds from sales of assets	1,632	22,643
Increase in other assets, net	(2,296)	(771)

Net cash used by investing activities	(181,972)	(231,443)
Cash flows from financing activities:
Proceeds from bank borrowings	177,889	444,628
Repayments of bank borrowings	(196,878)	(669,238)
Issuance of 7 3/4% senior notes, net of issuance costs	146,846	—
Issuance of 8% senior notes, net of issuance costs	—	199,500
Repurchases of 10 1/2% senior subordinated notes	(21,283)	—
Repurchases of 8 3/4% senior subordinated notes	(5,435)	(39,934)
Proceeds from exercise of options and warrants	3,573	7,938
Purchase of treasury stock	(560)	(12,567)
Increase (decrease) in other liabilities, net	(528)	257

Net cash provided (used) by financing activities	103,624	(69,416)
Effect of exchange rate changes on cash	(4)	(202)

Net increase (decrease) in cash and cash equivalents	11,840	(7,022)
Cash and cash equivalents at beginning of period	8,387	14,003

Cash and cash equivalents at end of period	$20,227	6,981

Cash paid during the period for:
Interest	$24,002	21,234
Income taxes	$1,362	10,123

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

(1)    BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest or the Company). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

        In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002(1)	2001(2)	2002(3)	2001(4)
	(In Thousands Except Per Share Amounts)
Net earnings before extraordinary item	$12,056	52,179	10,503	133,464

Weighted average common shares outstanding during the period	46,925	48,405	46,880	48,400
Add dilutive effects of employee stock options	657	854	568	1,002
Add dilutive effects of warrants	903	977	845	986

Weighted average common shares outstanding including the effects of dilutive securities	48,485	50,236	48,293	50,388

Basic earnings per share before extraordinary item	$.25	1.08	.23	2.75

Diluted earnings per share before extraordinary item	$.25	1.04	.22	2.65

(1)
At June 30, 2002, options to purchase 426,250 shares of common stock at prices ranging from $29.90 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2011.

(2)
At June 30, 2001, options to purchase 268,250 shares of common stock at prices ranging from $32.57 to $50.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 through 2011.

(3)
At June 30, 2002, options to purchase 1,630,800 shares of common stock at prices ranging from $28.33 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2011.

(4)
At June 30, 2001, options to purchase 259,750 shares of common stock at prices ranging from $32.80 to $50.00 were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2011.

  Comprehensive Earnings (Loss):

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net income. Items included in the Company's other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are foreign currency gains and losses related to the translation of the assets and liabilities of the Company's Canadian operations; unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges; and unrealized gains (losses) related to the change in fair value of securities available for sale.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Net earnings	$10,958	50,589	9,174	131,874
Other comprehensive income (loss):
Foreign currency translation gains	9,402	1,772	9,091	315
Unrealized gain (loss) on derivative instruments, net	31	23,640	(26,208)	1,138
Unrealized (loss) gain on securities available for sale	(42)	(203)	(27)	109

Total comprehensive earnings (loss)	$20,349	75,798	(7,970)	133,436

(3)    NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	June 30, 2002	December 31, 2001
	(In Thousands)
Oil and gas properties	$3,606,133	3,408,317
Buildings, transportation and other equipment	25,405	23,137

	3,631,538	3,431,454
Less accumulated depreciation, depletion and valuation allowance	(2,010,635)	(1,914,554)

	$1,620,903	1,516,900

(4)    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

	June 30, 2002	December 31, 2001
	(In Thousands)
Goodwill	$15,093	14,394
Gas marketing contracts	13,168	12,558

	28,261	26,952
Less accumulated amortization	(14,639)	(13,689)

	$13,622	13,263

        Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized but will be tested annually for impairment. Prior thereto, goodwill was amortized on a straight-line basis over 20 years. Gas marketing contracts are amortized based on estimated revenues over the life of the contracts.

        The following table reflects the effect on net earnings and earnings per common share of the adoption of SFAS No. 142 for the three and six months ended June 30, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(In Thousands)
Net earnings	$50,589	131,874
Add back: Goodwill amortization, net of tax	112	215

Adjusted net earnings	$50,701	132,089

Basic earnings per common share:
Earnings	$1.05	2.72
Add back: Goodwill amortization, net of tax	—	.01

Adjusted earnings	$1.05	2.73

Diluted earnings per common share:
Earnings	$1.01	2.62
Add back: Goodwill amortization, net of tax	—	—

Adjusted earnings	$1.01	2.62

(5)    LONG-TERM DEBT

        Components of long-term debt are as follows:

	June 30, 2002(1)	December 31, 2001
	(In Thousands)
U.S. Credit Facility	$—	19,000
8% Senior Notes Due 2008	270,933	264,366
8% Senior Notes Due 2011	163,224	160,000
7 3/4% Senior Notes Due 2014	152,015	—
10 1/2% Senior Subordinated Notes Due 2006	68,054	87,569
8 3/4% Senior Subordinated Notes Due 2007	57,944	63,243

	$712,170	594,178

(1)
Amounts shown have been increased to reflect changes in the fair market value of the underlying debt recorded in connection with unrealized gains relating to interest rate swaps accounted for as fair value hedges as follows:

June 30, 2002
(In Thousands)
8% Senior Notes Due 2008	$6,517
8% Senior Notes Due 2011	3,225
7 3/4% Senior Notes Due 2014	4,840

$14,582

        In the second quarter of 2002, the Company issued $150,000,000 principal amount of 7 3/4% Senior Notes due 2014 at 98.09% of par for proceeds of $146,846,000 (net of related issuance costs).

        The 8 3/4% Senior Subordinated Notes (the 8 3/4% Notes) were issued by Forest's wholly owned subsidiary, Canadian Forest Oil Ltd. (Canadian Forest), and are guaranteed on a senior subordinated basis by Forest. Forest is required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during the second quarter and first six months of 2002, Forest reported noncash translation (gains) losses related to the 8 3/4% Notes of approximately $(2,970,000) and $(2,821,000), respectively, compared to $(7,395,000) and $2,301,000 in the second quarter and first six months of 2001.

(6)    FINANCIAL INSTRUMENTS

        The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value is dependent upon whether or not a derivative instrument is designated and qualifies as a cash flow hedge or a fair value hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in fair value are recognized in earnings as non-operating income or expense. For fair value hedges, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the hedged item.

Interest Rate Swaps:

        The Company has entered into interest rate swaps under which the fixed rate on a specified principal amount of notes will be exchanged for a variable rate based on LIBOR plus specified basis points over the term of the note issue. At June 30, 2002, the Company had the following interest rate swaps in place:

				Variable Rate
Note Issue	Principal Amount of Notes	Principal Amount Related to Swap	Fixed Rate	LIBOR	Basis Points
8% Senior Notes due 2008	$265,000,000	$100,000,000	8%	6 month	195.00
8% Senior Notes due 2011	$160,000,000	$50,000,000	8%	6 month	181.25
7 3/4% Senior Notes due 2014	$150,000,000	$150,000,000	7 3/4%	3 month	153.00

        The interest rate swaps are fair value hedges and, accordingly, unrecognized gains (losses) related to such instruments are offset against unrecognized gains (losses) in the fair value of the related debt instruments in the statement of operations. The fair value of interest rate swaps is recorded as a derivative asset (liability) and the corresponding fair value of the related debt instruments is recorded as an increase (decrease) in the related debt balance. At June 30, 2002, with respect to the interest rate swaps, the Company had a current derivative asset of $11,055,000, a long-term derivative asset of $4,322,000, a long-term derivative liability of $795,000, and an increase in the fair value of the related notes of $14,582,000.

        For the second quarter and first six months of 2002, the Company recognized net gains of $2,703,000 and $4,260,000, respectively, under these agreements, which were recorded as reductions of interest expense.

Energy Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        All of the Company's energy swaps and collar agreements and a portion of its basis swaps in place at June 30, 2002 have been designated as cash flow hedges. At June 30, 2002 the Company had a current derivative asset of $414,000, a derivative liability of approximately $11,807,000 (of which $10,362,000 was classified as current), a deferred tax asset of $4,330,000 (of which $3,780,000 was classified as current) and accumulated other comprehensive loss of approximately $6,915,000.

        The Company's (gains) losses under these agreements were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Derivatives designated as cash flow hedges	$3,802	1,767	(8,610)	10,715
Derivatives not designated as cash flow hedges	254	(8,365)	370	(13,586)

Total (gain) loss	$4,056	(6,598)	(8,240)	(2,871)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of June 30, 2002, Forest had the following swaps in place:

	Natural Gas		Oil
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per Barrel
Third Quarter 2002	75.0	$3.37	10,000	$22.44
Fourth Quarter 2002	41.8	$3.47	10,000	$22.22
First Quarter 2003	25.0	$3.62	5,500	$23.09
Second Quarter 2003	—	—	3,500	$21.74
Third Quarter 2003	—	—	3,500	$21.67
Fourth Quarter 2003	—	—	3,000	$21.26
First Quarter 2004	—	—	2,000	$22.90

        The Company also uses basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At June 30, 2002 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 40.1 BBTUs per day for the remainder of 2002 and weighted average volumes of 6.16 BBTUs per day for 2003. At June 30, 2002 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 10.0 BBTUs per day for the remainder of 2002.

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2002, the Company had the following collars in place:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Fourth Quarter 2002	13.3	$3.25	$5.13
First Quarter 2003	20.0	$3.25	$5.13
Second Quarter 2003	20.0	$3.25	$4.08
Third Quarter 2003	20.0	$3.25	$4.08
Fourth Quarter 2003	20.0	$3.25	$4.89
First Quarter 2004	20.0	$3.25	$5.30
	Oil
	Barrels per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
First Quarter 2003	3,000	$22.00	$25.42
Second Quarter 2003	3,000	$22.00	$25.42
Third Quarter 2003	3,000	$22.00	$25.42
Fourth Quarter 2003	3,000	$22.00	$25.42
First Quarter 2004	2,000	$22.00	$24.08

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

Three Months Ended June 30, 2002

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$60,513	13,611	17,576	21,556	113,256	13,098	126,354	71,254	197,608
Expenses:
Marketing and processing	—	246	—	—	246	—	246	70,475	70,721
Oil and gas production	15,795	5,356	5,010	10,306	36,467	3,908	40,375	—	40,375
General and administrative	3,728	1,080	1,559	2,086	8,453	1,229	9,682	380	10,062
Depletion	27,790	3,735	4,572	5,649	41,746	4,781	46,527	145	46,672

Earnings from operations	$13,200	3,194	6,435	3,515	26,344	3,180	29,524	254	29,778

Capital expenditures	$28,632	4,419	12,418	45,072	90,541	4,154	94,695	—	94,695

Property and equipment, net	$489,744	291,597	224,976	283,785	1,290,102	245,044	1,535,146	—	1,535,146

        Information for reportable segments relates to the Company's June 30, 2002 consolidated totals as follows:

(In Thousands)
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments	$29,778
Administrative asset depreciation	(916)
Other income, net	24
Interest expense	(12,568)
Translation gain on subordinated debt	2,970
Realized gain on derivative instruments, net	162
Unrealized loss on derivative instruments, net	(416)

Earnings before income taxes and extraordinary item	$19,034

CAPITAL EXPENDITURES:
Reportable segments	$94,695
International interests	4,662
Administrative assets and other	1,167

Total capital expenditures	$100,524

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,535,146
International interests	79,118
Administrative assets, net and other	6,639

Total property and equipment, net	$1,620,903

Six Months Ended June 30, 2002

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$109,433	24,905	28,511	34,651	197,500	24,894	222,394	124,397	346,791
Expenses:
Marketing and processing	—	585	—	—	585	—	585	122,886	123,471
Oil and gas production	30,898	10,800	9,949	19,171	70,818	6,768	77,586	—	77,586
General and administrative	6,599	2,199	2,970	3,397	15,165	2,321	17,486	733	18,219
Depletion	51,185	7,906	8,158	8,578	75,827	9,930	85,757	288	86,045

Earnings from operations	$20,751	3,415	7,434	3,505	35,105	5,875	40,980	490	41,470

Capital expenditures	$45,548	14,301	23,711	69,399	152,959	13,156	166,115	—	166,115

Property and equipment, net	$489,744	291,597	224,976	283,785	1,290,102	245,044	1,535,146	—	1,535,146

        Information for reportable segments relates to the Company's June 30, 2002 consolidated totals as follows:

(In Thousands)
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments	$41,470
Administrative asset depreciation	(1,729)
Other expense, net	(719)
Interest expense	(24,713)
Translation gain on subordinated debt	2,821
Realized gain on derivative instruments, net	246
Unrealized loss on derivative instruments, net	(616)

Earnings before income taxes and extraordinary item	$16,760

CAPITAL EXPENDITURES:
Reportable segments	$166,115
International interests	13,079
Administrative assets and other	2,114

Total capital expenditures	$181,308

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,535,146
International interests	79,118
Administrative assets, net and other	6,639

Total property and equipment, net	$1,620,903

(7)    BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Three Months Ended June 30, 2001

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$117,622	16,011	22,781	15,168	171,582	15,819	187,401	88,198	275,599
Expenses:
Marketing and processing	—	543	—	—	543	—	543	87,127	87,670
Oil and gas production	23,470	3,726	5,992	7,409	40,597	3,607	44,204	—	44,204
General and administrative	3,106	659	1,016	1,013	5,794	943	6,737	339	7,076
Depletion	41,050	3,081	3,681	3,509	51,321	4,567	55,888	471	56,359

Earnings from operations	$49,996	8,002	12,092	3,237	73,327	6,702	80,029	261	80,290

Capital expenditures	$80,319	9,058	6,399	17,207	112,983	13,117	126,100	—	126,100

Property and equipment, net	$562,705	261,327	191,278	160,832	1,176,142	221,617	1,397,759	—	1,397,759

        Information for reportable segments relates to the Company's June 30, 2001 consolidated totals as follows:

(In Thousands)
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments	$80,290
Administrative asset depreciation	(956)
Other expense, net	(11)
Merger and seismic licensing expense	(3,998)
Interest expense	(12,029)
Translation gain on subordinated debt	7,395
Unrealized gain on derivative instruments, net	8,365

Earnings before income taxes and extraordinary item	$79,056

CAPITAL EXPENDITURES:
Reportable segments	$126,100
International interests	12,378
Administrative assets and other	1,596

Total capital expenditures	$140,074

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,397,759
International interests	65,620
Administrative assets, net and other	9,554

Total property and equipment, net	$1,472,933

Six Months Ended June 30, 2001

	Oil and Gas Operations
								Marketing and Processing Canada
	GOM Offshore	Gulf Coast Onshore	Western	Alaska	Total U.S.	Canada	Total		Total Company
	(In Thousands)
Revenue	$283,213	40,671	51,482	34,237	409,603	35,770	445,373	198,174	643,547
Expenses:
Marketing and processing	—	737	—	—	737	—	737	196,210	196,947
Oil and gas production	41,776	9,011	11,665	13,918	76,370	7,801	84,171	—	84,171
General and administrative	5,546	1,338	1,849	2,018	10,751	1,813	12,564	718	13,282
Depletion	78,588	7,891	8,312	7,319	102,110	9,062	111,172	942	112,114

Earnings from operations	$157,303	21,694	29,656	10,982	219,635	17,094	236,729	304	237,033

Capital expenditures	$134,853	12,640	10,668	34,596	192,757	31,222	223,979	—	223,979

Property and equipment, net	$562,705	261,327	191,278	160,832	1,176,142	221,617	1,397,759	—	1,397,759

        Information for reportable segments relates to the Company's June 30, 2001 consolidated totals as follows:

(In Thousands)
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM:
Earnings from operations for reportable segments	$237,033
Administrative asset depreciation	(1,826)
Other expense, net	(1,183)
Merger and seismic licensing expense	(4,498)
Interest expense	(25,493)
Translation loss on subordinated debt	(2,301)
Unrealized gain on derivative instruments, net	13,586

Earnings before income taxes and extraordinary item	$215,318

CAPITAL EXPENDITURES:
Reportable segments	$223,979
International interests	26,901
Administrative assets and other	2,435

Total capital expenditures	$253,315

PROPERTY AND EQUIPMENT, NET:
Reportable segments	$1,397,759
International interests	65,620
Administrative assets, net and other	9,554

Total property and equipment, net	$1,472,933

(8)    SUPPLEMENTAL GUARANTOR INFORMATION

        Canadian Forest is the issuer of the 8 3/4% Notes. The 8 3/4% Notes are unconditionally guaranteed on a senior subordinated basis by Forest. The indenture executed in connection with the 8 3/4% Notes does not place significant restrictions on a subsidiary's ability to make distributions to the parent.

        The Company has not presented separate financial statements and other disclosures concerning Canadian Forest or ProMark because management has determined that such information is not material to holders of the 8 3/4% Notes; however, the following condensed consolidating financial information is being provided as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001. Investments in subsidiaries are accounted for on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

Supplemental Condensed Consolidating Balance Sheets
June 30, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,698	8,360	1,169	—	20,227
Accounts receivable	78,386	7,187	21,438	—	107,011
Derivative instruments	11,469	—	—	—	11,469
Current deferred tax asset	4,257	—	—	—	4,257
Other current assets	18,058	1,055	—	(250)	18,863

Total current assets	122,868	16,602	22,607	(250)	161,827
Net property and equipment, at cost, full
cost method	1,380,566	240,334	3	—	1,620,903
Deferred income taxes	41,087	—	—	—	41,087
Goodwill and other intangible assets, net	—	—	13,622	—	13,622
Intercompany investments	249,127	25,713	—	(274,840)	—
Other assets	25,056	923	—	—	25,979

	$1,818,704	283,572	36,232	(275,090)	1,863,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137,466	6,601	21,605	(250)	165,422
Accrued interest	5,430	1,595	—	—	7,025
Derivative instruments	10,362	—	—	—	10,362
Other current liabilities	6,989	525	228	—	7,742

Total current liabilities	160,247	8,721	21,833	(250)	190,551
Long-term debt	654,226	57,944	—	—	712,170
Other liabilities	22,824	(7)	—	—	22,817
Deferred income taxes	—	29,833	(10,895)	—	18,938
Shareholders' equity:
Common stock	4,907	249,127	25,265	(274,392)	4,907
Capital surplus	1,147,917	595	—	—	1,148,512
Accumulated deficit	(95,059)	(65,019)	3,428	—	(156,650)
Accumulated other comprehensive loss	(20,270)	2,378	(3,399)	—	(21,291)
Treasury stock, at cost	(56,088)	—	—	(448)	(56,536)

Total shareholders' equity	981,407	187,081	25,294	(274,840)	918,942

	$1,818,704	283,572	36,232	(275,090)	1,863,418

(8)    SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Operations
Three months ended June 30, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$708	—	71,254	71,962
Oil and gas sales:
Gas	66,287	7,510	—	73,797
Oil, condensate and natural gas liquids	46,261	5,588	—	51,849

Total oil and gas sales	112,548	13,098	—	125,646

Total revenue	113,256	13,098	71,254	197,608
Operating expenses:
Marketing and processing	246	—	70,475	70,721
Oil and gas production	36,467	3,908	—	40,375
General and administrative	8,453	1,229	380	10,062
Depreciation and depletion	42,468	4,975	145	47,588

Total operating expenses	87,634	10,112	71,000	168,746

Earnings from operations	25,622	2,986	254	28,862
Other income and expense:
Other (income) expense, net	210	(232)	(2)	(24)
Interest expense	11,145	1,425	(2)	12,568
Translation gain on subordinated debt	—	(2,970)	—	(2,970)
Realized gain on derivative instruments, net	(162)	—	—	(162)
Unrealized loss on derivative instruments, net	416	—	—	416

Total other income and expense	11,609	(1,777)	(4)	9,828

Earnings before income taxes and extraordinary item	14,013	4,763	258	19,034
Income tax expense:
Current	—	137	6	143
Deferred	5,730	802	303	6,835

	5,730	939	309	6,978

Earnings (loss) before extraordinary item	8,283	3,824	(51)	12,056
Extraordinary loss on extinguishment of debt	(1,091)	(7)	—	(1,098)

Net earnings (loss)	$7,192	3,817	(51)	10,958

Supplemental Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$952	—	124,397	125,349
Oil and gas sales:
Gas	119,005	14,224	—	133,229
Oil, condensate and natural gas liquids	77,543	10,670	—	88,213

Total oil and gas sales	196,548	24,894	—	221,442

Total revenue	197,500	24,894	124,397	346,791
Operating expenses:
Marketing and processing	585	—	122,886	123,471
Oil and gas production	70,818	6,768	—	77,586
General and administrative	15,165	2,321	733	18,219
Depreciation and depletion	77,174	10,312	288	87,774

Total operating expenses	163,742	19,401	123,907	307,050

Earnings from operations	33,758	5,493	490	39,741
Other income and expense:
Other (income) expense, net	1,040	(320)	(1)	719
Interest expense	21,778	2,940	(5)	24,713
Translation gain on subordinated debt	—	(2,821)	—	(2,821)
Realized gain on derivative instruments, net	(246)	—	—	(246)
Unrealized loss on derivative instruments, net	616	—	—	616

Total other income and expense	23,188	(201)	(6)	22,981

Earnings before income taxes and extraordinary item	10,570	5,694	496	16,760
Income tax expense:
Current	—	240	14	254
Deferred	4,323	1,151	529	6,003

	4,323	1,391	543	6,257

Net earnings (loss) before extraordinary item	6,247	4,303	(47)	10,503
Extraordinary loss on extinguishment of debt	(1,091)	(238)	—	(1,329)

Net earnings (loss)	$5,156	4,065	(47)	9,174

(8)    SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2002

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss) before extraordinary item	$6,247	4,303	(47)	10,503
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	77,174	10,312	288	87,774
Amortization of deferred debt costs	933	108	—	1,041
Translation gain on subordinated notes	—	(2,821)	—	(2,821)
Unrealized loss on derivative instruments, net	616	—	—	616
Deferred income tax expense	4,323	1,151	529	6,003
Other, net	(1,774)	2	—	(1,772)
Decrease in accounts receivable	25,048	3,534	374	28,956
Decrease in other current assets	8,734	262	17	9,013
Decrease in accounts payable	(36,994)	(10,437)	(243)	(47,674)
Increase (decrease) in accrued interest and other current liabilities	(3,624)	2,083	94	(1,447)

Net cash provided by operating activities	80,683	8,497	1,012	90,192
Cash flows from investing activities:
Capital expenditures for property and equipment	(168,110)	(13,198)	—	(181,308)
Proceeds from sale of assets	(942)	2,574	—	1,632
(Increase) decrease in other assets, net	(2,297)	1	—	(2,296)

Net cash used by investing activities	(171,349)	(10,623)	—	(181,972)
Cash flows from financing activities:
Proceeds from bank borrowings	176,000	1,889	—	177,889
Repayments of bank borrowings	(195,000)	(1,878)	—	(196,878)
Issuance of 7 3/4% senior notes, net of issuance costs	146,846	—	—	146,846
Repurchases of 10 1/2% senior subordinated notes	(21,283)	—	—	(21,283)
Repurchases of 8 3/4% senior subordinated notes	—	(5,435)	—	(5,435)
Proceeds from exercise of options and warrants	3,573	—	—	3,573
Purchase of treasury stock	(560)	—	—	(560)
Increase (decrease) in other liabilities, net	13	(541)	—	(528)

Net cash provided (used) by financing activities	109,589	(5,965)	—	103,624
Intercompany advances, net	(16,408)	16,408	—	—
Effect of exchange rate changes on cash	54	(89)	31	(4)

Net increase in cash and cash equivalents	2,569	8,228	1,043	11,840
Cash and cash equivalents at beginning of year	8,129	132	126	8,387

Cash and cash equivalents at end of year	$10,698	8,360	1,169	20,227

Supplemental Condensed Consolidating Balance Sheets
December 31, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Eliminating Entries	Consolidated Forest Oil Corporation
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,129	132	126	—	8,387
Accounts receivable	103,436	10,103	20,551	—	134,090
Derivative instruments	31,632	—	—	—	31,632
Other current assets	26,838	1,268	—	(250)	27,856

Total current assets	170,035	11,503	20,677	(250)	201,965
Net property and equipment, at cost, full cost method	1,287,996	228,890	14	—	1,516,900
Deferred income taxes	43,930	—	—	—	43,930
Goodwill and other intangible assets, net	—	—	13,263	—	13,263
Intercompany investments	232,721	25,713	—	(258,434)	—
Other assets	19,271	1,040	—	—	20,311

	$1,753,953	267,146	33,954	(258,684)	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174,460	14,385	20,568	(250)	209,163
Accrued interest	5,748	1,616	—	—	7,364
Derivative instruments	1,548	—	—	—	1,548
Current portion of deferred income tax liability	11,154	—	—	—	11,154
Other current liabilities	10,296	649	125	(1)	11,069

Total current liabilities	203,206	16,650	20,693	(251)	240,298
Long-term debt	530,935	63,243	—	—	594,178
Other liabilities	20,991	533	—	—	21,524
Deferred income taxes	—	27,335	(10,909)	—	16,426
Shareholders' equity
Common stock	4,883	232,720	25,265	(257,985)	4,883
Capital surplus	1,144,687	595	—	—	1,145,282
Accumulated deficit	(100,214)	(69,085)	3,475	—	(165,824)
Accumulated other comprehensive gain (loss)	5,268	(4,845)	(4,570)	—	(4,147)
Treasury stock, at cost	(55,803)	—	—	(448)	(56,251)

Total shareholders' equity	998,821	159,385	24,170	(258,433)	923,943

	$1,753,953	267,146	33,954	(258,684)	1,796,369

(8)    SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$175	—	88,198	88,373
Oil and gas sales:
Gas	120,643	8,310	—	128,953
Oil, condensate and natural gas liquids	50,728	7,545	—	58,273

Total oil and gas sales	171,371	15,855	—	187,226

Total revenue	171,546	15,855	88,198	275,599
Operating expenses:
Marketing and processing	543	—	87,127	87,670
Oil and gas production	40,597	3,607	—	44,204
General and administrative	5,794	943	339	7,076
Merger and seismic licensing expense	3,998	—	—	3,998
Depreciation and depletion	51,725	5,119	471	57,315

Total operating expenses	102,657	9,669	87,937	200,263

Earnings from operations	68,889	6,186	261	75,336
Other income and expense:
Other (income) expense, net	44	(15)	(18)	11
Interest expense	7,567	4,462	—	12,029
Translation gain on subordinated debt	—	(7,395)	—	(7,395)
Realized gain on derivative instruments, net	(8,365)	—	—	(8,365)

Total other income and expense	(754)	(2,948)	(18)	(3,720)

Earnings before income taxes and extraordinary item	69,643	9,134	279	79,056
Income tax expense (benefit):
Current	(13,822)	72	10	(13,740)
Deferred	39,112	1,114	391	40,617

	25,290	1,186	401	26,877

Net earnings (loss) before extraordinary item	44,353	7,948	(122)	52,179
Extraordinary loss on extinguishment of debt	—	(1,590)	—	(1,590)

Net earnings (loss)	$44,353	6,358	(122)	50,589

Supplemental Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Revenue:
Marketing and processing	$396	—	198,174	198,570
Oil and gas sales:
Gas	296,773	18,835	—	315,608
Oil, condensate and natural gas liquids	112,419	16,950	—	129,369

Total oil and gas sales	409,192	35,785	—	444,977

Total revenue	409,588	35,785	198,174	643,547
Operating expenses:
Marketing and processing	737	—	196,210	196,947
Oil and gas production	76,370	7,801	—	84,171
General and administrative	10,751	1,813	718	13,282
Merger and seismic licensing expense	4,498	—	—	4,498
Depreciation and depletion	102,850	10,148	942	113,940

Total operating expenses	195,206	19,762	197,870	412,838

Earnings from operations	214,382	16,023	304	230,709
Other income and expense:
Other (income) expense, net	1,017	224	(58)	1,183
Interest expense	16,227	9,266	—	25,493
Translation loss on subordinated debt	—	2,301	—	2,301
Realized gain on derivative instruments, net	(13,586)	—	—	(13,586)

Total other income and expense	3,658	11,791	(58)	15,391

Earnings before income taxes and extraordinary item	210,724	4,232	362	215,318
Income tax expense:
Current	2,093	122	21	2,236
Deferred	75,785	3,152	681	79,618

	77,878	3,274	702	81,854

Net earnings (loss) before extraordinary item	132,846	958	(340)	133,464
Extraordinary loss on extinguishment of debt	—	(1,590)	—	(1,590)

Net earnings (loss)	$132,846	(632)	(340)	131,874

(8)    SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2001

	Forest Oil Corporation	Canadian Forest Oil Ltd.	Producers Marketing Ltd.	Consolidated Forest Oil Corporation
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss) before extraordinary item	$132,846	958	(340)	133,464
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	102,850	10,148	942	113,940
Amortization of deferred debt costs	633	229	—	862
Translation loss on subordinated notes	—	2,301	—	2,301
Unrealized gain on derivative instruments, net	(13,586)	—	—	(13,586)
Deferred income tax expense	75,785	3,152	681	79,618
Other, net	(48)	(11)	(2)	(61)
Decrease (increase) in accounts receivable	(6,509)	(807)	20,581	13,265
Increase in other current assets	(21,670)	(172)	(153)	(21,995)
Increase (decrease) in accounts payable	27,930	18,924	(21,638)	25,216
Increase (decrease) in accrued interest and other current liabilities	(17,408)	(21,585)	8	(38,985)

Net cash provided by operating activities	280,823	13,137	79	294,039
Cash flows from investing activities:
Capital expenditures for property and equipment	(221,879)	(31,436)	—	(253,315)
Proceeds from sale of assets	22,480	163	—	22,643
Increase in other assets, net	(769)	(2)	—	(771)

Net cash used by investing activities	(200,168)	(31,275)	—	(231,443)
Cash flows from financing activities:
Proceeds from bank borrowings	438,000	6,628	—	444,628
Repayments of bank borrowings	(635,000)	(34,238)	—	(669,238)
Issuance of 8% senior notes, net of issuance costs	199,500	—	—	199,500
Repurchases of 8 3/4% senior subordinated notes	—	(39,934)	—	(39,934)
Proceeds from exercise of options and warrants	7,938	—	—	7,938
Purchase of treasury stock	(12,567)	—	—	(12,567)
Increase (decrease) in other liabilities, net	284	(27)	—	257

Net cash used by financing activities	(1,845)	(67,571)	—	(69,416)
Intercompany advances, net	(86,588)	86,588	—	—
Effect of exchange rate changes on cash	(19)	(184)	1	(202)

Net increase (decrease) in cash and cash equivalents	(7,797)	695	80	(7,022)
Cash and cash equivalents at beginning of year	14,778	(659)	(116)	14,003

Cash and cash equivalents at end of year	$6,981	36	(36)	6,981

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, and—Critical Accounting Policies" included in Forest's 2001 Annual Report on Form 10-K.

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

Results of Operations for the Second Quarter of 2002

        Net earnings for the second quarter of 2002 were $10,958,000 compared to net earnings of $50,589,000 in the corresponding period of 2001. The decline in earnings was attributable primarily to lower sales prices for natural gas and liquids and to lower production volumes in the United States. Decreased production volumes are primarily the result of property sales in the Gulf of Mexico and normal declines caused by reduced capital expenditures allocated to that region.

        Marketing and processing revenue decreased by 19% to $71,962,000 in the second quarter of 2002 from $88,373,000 in the second quarter of 2001, and the related marketing and processing expense decreased by 19% to $70,721,000 in the second quarter of 2002 from $87,670,000 in the corresponding period of 2001. The earnings contribution for marketing and processing activities increased 77% to $1,241,000 in the second quarter of 2002 from $703,000 in the second quarter of 2001. The increase in the earnings contribution is due primarily to gas plant revenue in the United States.

        Oil and gas sales revenue decreased by 33% to $125,646,000 in the second quarter of 2002 from $187,226,000 in the second quarter of 2001, primarily as a result of lower product prices and production volumes. For the second quarter of 2002, the average gas sales price declined 30% and the average liquids sales price declined 11%, compared to average prices in the 2001 period. Volume decreases in the 2002 period were attributable primarily to the Gulf of Mexico Business Unit. The Gulf of Mexico properties were impacted significantly by the sale of 50% of Forest's interests in the South Marsh Island and Vermilion areas in the fourth quarter of 2001, and also experienced normal production declines as a result of reduced capital expenditures allocated to that region.

        Oil and gas production expense for the second quarter of 2002 decreased to $40,375,000 compared to $44,204,000 in the corresponding period in 2001, due primarily to decreases in direct operating expenses and expensed workovers.

        Production volumes and weighted average sales prices for the three months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,
	2002	2001
Natural Gas
Production (MMCF):
United States	20,067	25,848
Canada	3,468	2,891

Total	23,535	28,739

Sales price received (per MCF)	$3.15	4.36
Effects of energy swaps and collars (per MCF)(1)	(.01)	.13

Average sales price (per MCF)	$3.14	4.49
Liquids
Oil and condensate:
Production (MBBLS)	2,152	2,087
Sales price received (per BBL)	$24.27	25.44
Effects of energy swaps and collars (per BBL)(1)	(1.64)	(.35)

Average sales price (per BBL)	$22.63	25.09
Natural gas liquids:
Production (MBBLS)	256	323
Average sales price (per BBL)	$12.27	18.28
Total Liquids Production (MBBLS):
United States	2,134	2,087
Canada	274	323

Total	2,408	2,410

Average sales price (per BBL)	$21.53	24.18
Total Production
Production volumes (MMCFE)	37,983	43,199
Average sales price (per MCFE)	$3.31	4.33

(1)
Energy swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Certain of the arrangements have been designated as cash flow hedges. Hedged natural gas volumes were 9,710 MMCF and 14,701 MMCF in the second quarter of 2002 and 2001, respectively. Hedged oil and condensate volumes were 1,047 MBBLS and 1,138 MBBLS in the second quarter of 2002 and 2001, respectively. The aggregate net gains (losses) under energy swap agreements were $(3,802,000) and $2,904,000 respectively, for the three months ended June 30, 2002 and 2001 and were accounted for as increases (reductions), respectively, to oil and gas sales.

        General and administrative expense was $10,062,000 in the second quarter of 2002 compared to $7,076,000 in the second quarter of 2001. Total overhead costs (capitalized and expensed general and administrative costs) were $17,190,000 in the second quarter of 2002 compared to $11,902,000 in the second quarter of 2001. The increases in the 2002 period were attributable, in approximately equal measure, to 1) higher gross overhead costs, and 2) lower overhead recoveries for production operations and for exploration and development activities. Higher gross overhead costs are attributable primarily to increases in salaried headcount, legal expense and insurance expense. Lower overhead recoveries for production operations are primarily the result of the Gulf of Mexico property sale and the related change in operatorship of those properties. Lower overhead recoveries for exploration and development activities are the result of decreased capital spending on operated properties in the 2002 period. The percentage of overhead capitalized remained relatively constant at slightly over 40% during the 2002 and 2001 periods.

        The following table summarizes total overhead costs incurred during the periods:

	Three Months Ended June 30,
	2002	2001
	(In Thousands)
Overhead costs capitalized	$7,128	4,826
General and administrative costs expensed(1)	10,062	7,076

Total overhead costs	$17,190	11,902

(1)
Includes $380,000 and $339,000 related to marketing operations for the three months ended June 30, 2002 and 2001, respectively.

        Depreciation and depletion expense was $47,588,000 in the second quarter of 2002 compared to $57,315,000 in the second quarter of 2001. The decrease was attributable primarily to lower production volumes. On a per-unit basis, the depletion rate was $1.23 per MCFE in the second quarter of 2002 compared to $1.30 per MCFE in the corresponding prior year period. The decrease in the per-unit rate was due primarily to the addition of proved reserves over the past year at lower than historical costs.

        Other income of $24,000 in the second quarter of 2002 included interest income offset partially by franchise taxes. Other expense of $11,000 in the second quarter of 2001 represented primarily franchise taxes, offset partially by interest income and an insurance dividend.

        Interest expense in the second quarter of 2002 increased to $12,568,000 compared to $12,029,000 in the second quarter of 2001, due primarily to higher debt balances offset partially by lower interest rates on variable and fixed rate debt.

        Foreign currency translation gains were $2,970,000 in the second quarter of 2002 and $7,395,000 in the second quarter of 2001. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6584 per $1.00 U.S. at June 30, 2002 compared to $.6259 at March 31, 2002. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

        There was a realized gain on derivative instruments of $162,000 in the second quarter of 2002. This gain related to contracts covering basis differentials, which are differences between NYMEX prices and those in effect at a specific sales point. The gain was the result of realizing widening basis differentials during the period. There was a net unrealized loss on derivative instruments in the second quarter of 2002 of $416,000 compared to a net unrealized gain on derivative instruments of $8,365,000 in the corresponding period in 2001. The unrealized loss in 2002 was attributable primarily to decreases in the estimated future value of existing basis swaps due to a narrowing future basis differential curve. The unrealized gain in 2001 was due primarily to increases in the estimated future value of oil and gas collars that were in place at that time due to increases in commodity future prices. Realized and unrealized gains and losses on derivative instruments are recorded separately in non-operating income since the instruments do not qualify as hedges under the accounting rules governing hedging activities that were adopted in 2001.

        Income tax expense of $6,978,000 was recognized in the second quarter of 2002 compared to income tax expense of $26,877,000 in the first quarter of 2001. The decrease is attributable primarily to decreased pre-tax profitability. The income tax provision in the second quarter of 2001 includes an adjustment between current and deferred income tax due to a reduction in forecasted current taxable income for the year.

        The extraordinary loss on extinguishment of debt of $1,098,000 (net of tax) in the second quarter of 2002 resulted from the repurchase of $19,710,000 principal amount of 10 1/2% Senior Subordinated Notes at approximately 108% of par value and the repurchase of $150,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103.5% of par value. The extraordinary loss on extinguishment of debt of $1,590,000 (net of tax) in the second quarter of 2001 resulted from the repurchase of $38,620,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103% of par value.

Results of Operations for the Six Months Ended June 30, 2002

        Net earnings for the first six months of 2002 were $9,174,000 compared to $131,874,000 in the corresponding period of 2001. The decline in earnings is attributable primarily to lower sales prices for natural gas and liquids and to lower production volumes in the United States. Decreased production volumes are primarily the result of property sales in the Gulf of Mexico and normal declines caused by reduced capital expenditures allocated to that region.

        Marketing and processing revenue decreased by 37% to $125,349,000 in the first six months of 2002 from $198,570,000 in the first six months of 2001, and the related marketing and processing expense decreased by 37% to $123,471,000 in the first six months of 2002 from $196,947,000 in the corresponding period of 2001. The earnings contribution for marketing and processing activities increased 16% to $1,878,000 in the first six months of 2002 from $1,623,000 in the first six months of 2001. The increase in the earnings contribution is due primarily to gas plant revenue in the United States.

        Oil and gas sales revenue decreased by 50% to $221,442,000 in the first six months of 2002 from $444,977,000 in the first six months of 2001, primarily as a result of lower product prices and production volumes. For the first six months of 2002, the average gas sales price declined 48% and the average liquids sales price declined 21% compared to average prices in the corresponding 2001 period. Volume decreases in the 2002 period were attributable primarily to the Gulf of Mexico Business Unit. The Gulf of Mexico properties were impacted significantly by the sale of 50% of Forest's interests in the South Marsh Island and Vermilion areas in the fourth quarter of 2001, and also experienced normal production declines as a result of reduced capital expenditures allocated to that region.

        Oil and gas production expense for the first six months of 2002 decreased to $77,586,000 compared to $84,171,000 in the corresponding period of 2001, due primarily to decreases in direct operating and production tax expense. These decreases were offset partially by increases in expensed workovers and higher ad valorem tax expense.

        Production volumes and weighted average sales prices for the six months ended June 30, 2002 and 2001 were as follows:

	Six Months Ended June 30,
	2002	2001
Natural Gas
Production (MMCF):
United States	38,400	51,015
Canada	7,342	5,485

Total	45,742	56,500

Sales price received (per MCF)	$2.68	5.66
Effects of energy swaps and collars (per MCF)(1)	.23	(.07)

Average sales price (per MCF)	$2.91	5.59
Liquids
Oil and condensate:
Production (MBBLS)	3,781	4,434
Sales price received (per BBL)	$22.28	26.44
Effects of energy swaps and collars (per BBL)(1)	(.56)	(.30)

Average sales price (per BBL)	$21.72	26.14
Natural gas liquids:
Production (MBBLS)	565	627
Average sales price (per BBL)	$10.77	21.50
Total Liquids Production (MBBLS):
United States	3,749	4,375
Canada	597	686

Total	4,346	5,061

Average sales price (per BBL)	$20.30	25.56
Total Production
Production volumes (MMCFE)	71,818	86,866
Average sales price (per MCFE)	$3.08	5.12

(1)
Energy swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Certain of the arrangements have been designated as cash flow hedges. Hedged natural gas volumes were 17,360 MMCF and 28,932 MMCF in the first six months of 2002 and 2001, respectively. Hedged oil and condensate volumes were 2,082 MBBLS and 2,063 MBBLS in the first six months of 2002 and 2001, respectively. The aggregate net gains (losses) under energy swap agreements were $8,610,000 and $(5,334,000), respectively, for the six months ended June 30, 2002 and 2001 and were accounted for as increases (reductions), respectively, to oil and gas sales.

        General and administrative expense was $18,219,000 in the first six months of 2002 compared to $13,282,000 in the first six months of 2001. Total overhead costs (capitalized and expensed general and administrative costs) were $31,632,000 in the first six months of 2002 compared to $22,799,000 in the first six months of 2001. The increases in the 2002 period were attributable, in approximately equal measure, to 1) higher gross overhead costs, and 2) lower overhead recoveries for production operations and for exploration and development activities. Higher gross overhead costs are attributable primarily to increases in salaried headcount, legal expense and insurance expense. Lower overhead recoveries for production operations are primarily the result of the Gulf of Mexico property sale and the related change in operatorship of those properties. Lower overhead recoveries for exploration and development activities is the result of decreased capital spending on operated properties in the 2002 period. The percentage of overhead capitalized remained relatively constant at slightly over 40% during the 2002 and 2001 periods.

        The following table summarizes total overhead costs incurred during the periods:

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
Overhead costs capitalized	$13,413	9,517
General and administrative costs expensed(1)	18,219	13,282

	$31,632	22,799

(1)
Includes $733,000 and $718,000 related to marketing and processing operations for the six month periods ended June 30, 2002 and 2001, respectively.

        Depreciation and depletion expense was $87,774,000 in the first six months of 2002 compared to $113,940,000 in the first six months of 2001. The decrease was attributable primarily to lower production volumes. On a per-unit basis, the depletion rate was $1.20 per MCFE in the first six months of 2002 compared to $1.29 per MCFE in the first six months of 2001. The decrease in the per-unit rate was due primarily to the addition of proved reserves over the past year at lower than historical costs.

        Other expense of $719,000 in the first six months of 2002 and $1,183,000 in the first six months of 2001 was due primarily to franchise taxes.

        Interest expense of $24,713,000 in the first six months of 2002 decreased from $25,493,000 in the first six months of 2001, due primarily to lower interest rates on variable and fixed rate debt, offset partially by higher debt balances.

        There was a foreign currency translation gain of $2,821,000 in the first six months of 2002 and a loss of $2,301,000 in the first six months of 2001. Foreign currency translation gains and losses relate to translation of the 8 3/4% Notes issued by Canadian Forest, and are attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the period. The value of the Canadian dollar was $.6584 per $1.00 U.S. at June 30, 2002 compared to $.6279 at December 31, 2001. Forest is required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt is denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar.

        There was a realized gain on derivative instruments of $246,000 in the first six months of 2002. This gain related to contracts covering basis differentials, which are differences between NYMEX prices and those in effect at a specific sales point. The gain was the result of realizing widening basis differentials during the period. There was a net unrealized loss on derivative instruments in the first six months of 2002 of $616,000 compared to a net unrealized gain on derivative instruments of $13,586,000 in the corresponding period in 2001. The unrealized loss in 2002 was attributable primarily to decreases in the estimated future value of existing basis swaps due to a narrowing future basis differential curve. The unrealized gain in 2001 was due primarily to increases in the estimated future value of oil and gas collars that were in place at that time due to increases in commodity future prices. Realized and unrealized gains and losses on derivative instruments are recorded separately in non-operating income since the instruments do not qualify as hedges under the accounting rules governing hedging activities that were adopted in 2001.

        Current income tax expense was $254,000 in the first six months of 2002 compared to $2,236,000 in the corresponding period of 2001. The deferred income tax expense was $6,003,000 in the first six months of 2002 compared to $79,618,000 in the corresponding period of 2001. The decreases were due primarily to lower pre-tax profitability as a result of lower oil and gas revenue.

        The extraordinary loss on extinguishment of debt of $1,329,000 (net of tax) in the first six months of 2002 resulted from the repurchase of $5,300,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103.5% of par value and the repurchase of $19,710,000 principal amount of 10 1/2% Senior Subordinated Notes at approximately 108% of par value. The extraordinary loss on extinguishment of debt of $1,590,000 (net of tax) in the first six months of 2001 resulted from the repurchase of $38,620,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103% of par value.

Liquidity and Capital Resources

        Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and through the use of bank credit facilities and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on our operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

        We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

        Securities Issued.    In the second quarter of 2002, we issued $150,000,000 principal amount of 7 3/4% Senior Notes due 2014 at 98.09% of par for proceeds of $146,846,000 (net of related issuance costs). A portion of the net proceeds was used to repay all outstanding indebtedness under our U.S. credit facility and to repurchase $15,110,000 principal amount of our 10 1/2% Senior Subordinated Notes. The remaining net proceeds were used for general corporate purposes.

        Securities Repurchased.    In the first six months of 2002, we repurchased $5,300,000 principal amount of 8 3/4% Senior Subordinated Notes at 103.5% of par value; $15,110,000 principal amount of our 10 1/2% Senior Subordinated Notes at 108.0% of par value; and $4,600,000 principal amount of our 10 1/2% Senior Subordinated Notes at 107.9% of par value. We also purchased 21,894 shares of common stock at an average price of $24.68 per share pursuant to our odd-lot stock buyback program.

        Bank Credit Facilities.    We have credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank of Canada. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. As of June 30, 2002, under the most restrictive of these covenants and financial tests, our available borrowing amount under the credit facilities was estimated to be approximately $145,000,000. If the rating on our bank credit facilities is downgraded, the available borrowing amount under the credit facilities would be determined by a borrowing base subject to semi-annual re-determination. Reduction of the borrowing base could result in a substantial reduction in the available borrowing amount.

        Our U.S. credit facility is secured by a lien on, and a security interest in, a portion of our proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

        At June 30, 2002 there were no outstanding borrowings under the U.S. credit facility or the Canadian Forest credit facility. At August 1, 2002, the outstanding borrowings under the U.S. credit facility were $18,000,000 and there were no outstanding borrowings under the Canadian credit facility. At August 1, 2002, Forest had used the credit facilities for letters of credit in the amount of $4,565,133 U.S. and $3,841,953 CDN.

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

        Forest had a working capital deficit of approximately $28,724,000 at June 30, 2002 compared to a deficit of approximately $38,333,000 at December 31, 2001. The decrease in the deficit was due primarily to a decrease in accounts payable attributable to lower capital spending, offset partially by a decrease in the fair value of derivative instruments and a decrease in accounts receivable attributable to lower product prices.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $90,192,000 in the first six months of 2002 compared to $294,039,000 in the first six months of 2001. The decrease was due primarily to lower oil and gas revenue as a result of lower product prices and decreased production. Cash used for investing activities in the first six months of 2002 was $181,972,000 compared to $231,443,000 in the first six months of 2001. The decrease was due primarily to decreased exploration and development activities. Net cash provided by financing activities in the first six months of 2002 was $103,624,000 compared to cash used of $69,416,000 in the first six months of 2001. The 2002 period included net repayments of bank debt of $18,989,000, more than offset by net proceeds of $146,846,000 from the issuance of the 7 3/4% Notes. The 2001 period included net repayments of bank borrowings of $224,610,000, cash used for repurchases of the 8 3/4% Notes of $39,934,000 and net cash inflows of $199,500,000 from the issuance of the 8% Notes.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
Property acquisition costs:
Proved properties	$2,799	(550)
Undeveloped properties	—	(273)

	2,799	(823)
Exploration costs:
Direct costs	53,280	111,525
Overhead capitalized	6,490	4,266

	59,770	115,791
Development costs:
Direct costs	109,702	130,661
Overhead capitalized	6,923	5,251

	116,625	135,912

Total capital expenditures	$179,194	250,880

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

  Impact of Recently Issued Accounting Pronouncements.

        Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized but tested for impairment at least annually. Other intangible assets are to be amortized over their useful lives and reviewed for impairment. An intangible asset with an indefinite useful life will not be amortized until its useful life becomes determinable. The effective date of this statement was January 1, 2002. Adoption of this statement had no impact on our historical financial statements.

        Statement 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation and depletion for oil and gas properties without recording a separate liability for such amounts. We have not completed our assessment of the impact of SFAS No. 143 on our financial condition and results of operations, but expect that adoption of the statement will result in increases in the capitalized costs of our oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

        Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) retains the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) for recognizing and measuring impairment losses while resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 also expands the basic provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding presentation of discontinued operations in the income statement. The scope for reporting a discontinued operation has been expanded to include a "component" of an entity. A component comprises operations and cash flows that can be clearly distinguished from the rest of the entity. A component could be a segment, a reporting unit, a consolidated subsidiary, or an asset group.

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

        Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

        Statement 146, Accounting for Exit or Disposal Activities (SFAS No. 146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for Forest in January 2003. We are evaluating the impact of SFAS No. 146.

        EITF Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10, was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) additional disclosure requirements for energy trading activities. EITF Issue No. 02-03 will be effective for Forest in the third quarter of 2002. We are evaluating the impact of EITF Issue No. 02-03 and expect adoption to result in presentation of net marketing margins as a revenue line item.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada and, through ProMark, our marketing subsidiary, we market natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, Forest enters into energy swaps, collars and other financial instruments. All of our energy swaps and collar agreements and a portion of our basis swaps in place at June 30, 2002 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 42% and 50% of our consolidated production, on an equivalent basis, during the second quarter of 2002 and 2001, respectively.

        Long-Term Sales Contracts.    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool which is operated by ProMark on behalf of Canadian Forest. At June 30, 2002, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2002	2.8	$2.71 CDN
2003	5.5	$2.79 CDN
2004	5.5	$2.90 CDN
2005	5.5	$3.01 CDN
2006	5.5	$3.12 CDN
2007	5.5	$3.24 CDN
2008	5.5	$3.37 CDN
2009	3.6	$4.06 CDN
2010	1.7	$6.21 CDN
2011	0.8	$6.55 CDN

        As operator of the netback pool, ProMark aggregates gas from producers for sale to markets across North America. Currently, over 30 producers have contracted with the netback pool including Canadian Forest. The producers are paid a netback price which reflects all of the revenue from approved customers less the costs of delivery (including transportation, audit and shortfall makeup costs) and a ProMark marketing fee.

        Canadian Forest, as one of the producers in the netback pool, is obligated to supply its contract quantity. In 2001, Canadian Forest supplied 39% of the total netback pool sales quantity. In the 2002/2003 contract year, it is estimated that Canadian Forest will supply approximately 42% of the netback pool quantity. We currently expect that Canadian Forest's pro rata obligations as a gas producer will continue to change and may increase as production dedicated to the netback pool declines and producers' supply contracts and gas sales contracts expire.

        As the operator of the netback pool, ProMark is required to acquire gas in the event of a shortfall between the gas supply and market obligations. A shortfall could occur if a gas producer fails to deliver its contractual share of the supply obligations of the netback pool. The cost of purchasing gas to cover any shortfall is a cost of the netback pool. The prices paid for shortfall gas would typically be spot market prices and may differ from the market prices received from netback pool customers. Higher spot prices would reduce the average netback pool price paid to the gas producers, including Canadian Forest. Shortfalls in gas produced may occur in the future. The Company does not believe that such shortfalls will be significant.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2002	.30	$3.68 CDN
2003	.60	$3.82 CDN
2004	.60	$3.96 CDN
2005	.60	$4.11 CDN
2006	.50	$4.27 CDN

        Hedging Program.    In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2002, Forest had entered into the following swaps:

	Natural Gas		Oil
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
Third Quarter 2002	75.0	$3.37	10,000	$22.44
Fourth Quarter 2002	41.8	$3.47	10,000	$22.22
First Quarter 2003	25.0	$3.62	5,500	$23.09
Second Quarter 2003	—	—	3,500	$21.74
Third Quarter 2003	—	—	3,500	$21.67
Fourth Quarter 2003	—	—	3,000	$21.26
First Quarter 2004	—	—	2,000	$22.90

        Between July 1, 2002 and August 9, 2002, we entered into the following oil swaps:

	Oil
	Barrels Per Day	Average Hedged Price per BBL
First Quarter 2003	500	$25.28
Second Quarter 2003	500	$24.58
Third Quarter 2003	500	$24.40
Fourth Quarter 2003	1,000	$23.93
First Quarter 2004	1,000	$23.58
Second Quarter 2004	1,000	$23.33

        We also use basis swaps in connection with natural gas swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of June 30, 2002, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 40.1 BBTUs per day for the remainder of 2002. Between July 1, 2002 and August 9, 2002, we entered into additional basis swaps designated as cash flow hedges covering weighted average volumes of 20.0 BBTUs per day from November 2002 through October 2003.

        The fair value of our cash flow hedges as of June 30, 2002 was a loss of approximately $11,153,000.

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2002, Forest had entered into the following gas and oil collars:

	Natural Gas
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Fourth Quarter 2002	13.3	$3.25	$5.13
First Quarter 2003	20.0	$3.25	$5.13
Second Quarter 2003	20.0	$3.25	$4.08
Third Quarter 2003	20.0	$3.25	$4.08
Fourth Quarter 2003	20.0	$3.25	$4.89
First Quarter 2004	20.0	$3.25	$5.30
	Oil
	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
First Quarter 2003	3,000	$22.00	$25.42
Second Quarter 2003	3,000	$22.00	$25.42
Third Quarter 2003	3,000	$22.00	$25.42
Fourth Quarter 2003	3,000	$22.00	$25.42
First Quarter 2004	2,000	$22.00	$24.08

        Between July 1, 2002 and August 9, 2002, we did not enter into any new oil and gas collars.

        Trading Activities.    Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not trade natural gas to hold as a speculative or open position. All transactions represent physical volumes and are immediately offset, thereby fixing the margin and eliminating the market risk on the related agreements. At June 30, 2002, ProMark's trading operations had the following purchase and sales commitments in place for 2002 and 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
July-December, 2002	1.6	$4.82 CDN	$4.85 CDN
2003	.9	$4.96 CDN	$4.99 CDN

        As of June 30, 2002, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 10.0 BBTUs per day for the remainder of 2002. Between July 1, 2002 and August 9, 2002 we did not enter into any additional basis swaps not designated as cash flow hedges.

        The fair value of our derivative instruments not designated as cash flow hedges as of June 30, 2002 was a loss of approximately $240,000.

Foreign Currency Exchange Risk

        We conduct business in several foreign currencies and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

        Canada.    The Canadian dollar is the functional currency of Canadian Forest. As a result, Canadian Forest is exposed to foreign currency translation risk related to translation of the principal amount of the 8 3/4% Senior Subordinated Notes that it issued in late 1997 and early 1998 because these notes are denominated in U.S. dollars. The $57,944,000 principal amount of the debt is due in 2007.

        Operations outside of North America.    Expenditures incurred relative to the foreign concessions held by Forest have been primarily U.S. dollar-denominated.

Interest Rate Risk

        The following table presents principal amounts and related average fixed interest rates by year of maturity for Forest's debt obligations at June 30, 2002:

	2005	2006	2007	2008	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Long-term debt:
Fixed rate	$—	68,470	57,944	265,000	160,000	150,000	701,414	704,461
Average interest rate	—	10.5%	8.75%	8.00%	8.00%	7.75%	8.25%

        Forest has entered into interest rate swaps under which the fixed rate on a specified principal amount of notes will be exchanged for a variable rate based on LIBOR plus specified basis points over the term of the note issue. At June 30, 2002, Forest had the following interest rate swaps in place:

				Variable Rate
Note Issue	Principal Amount of Notes	Principal Amount Related to Swap	Fixed Rate	LIBOR	Basis Points
8% Senior Notes due 2008	$265,000,000	$100,000,000	8%	6 month	195.00
8% Senior Notes due 2011	$160,000,000	$50,000,000	8%	6 month	181.25
7 3/4% Senior Notes due 2014	$150,000,000	$150,000,000	7 3/4%	3 month	153.00

        As of June 30, 2002 the fair value of these interest rate swaps, which are accounted for as fair value hedges, was a gain of approximately $14,582,000.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 8, 2002, Forest held its Annual Meeting of Shareholders (the Annual Meeting) in Denver, Colorado. A total of 43,651,567 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of two proposals set forth in Forest's Proxy Statement dated March 29, 2002. The two proposals submitted to a vote of shareholders are set forth below, and each was adopted by the indicated margins.

        Proposal No. 1—Electing four (4) Class II directors.

	Shares Voted for	Shares Withheld
Cortlandt S. Dietler	35,915,452	7,736,112
Forrest E. Hoglund	42,947,325	704,239
James E. Lee	42,954,467	697,097
Craig D. Slater	42,632,955	1,018,609

        In addition to the Class II directors, the other directors of Forest whose terms did not expire at the 2002 Annual Meeting include: Philip F. Anschutz, Robert S. Boswell, William L. Britton, Dod A. Fraser, Cannon Y. Harvey, Steven A. Kaplan, and Michael B. Yanney.

        Proposal No. 2—Ratifying the appointment of KPMG LLP as the Company's independent auditors.

Shares Voted for	Shares Against	Abstentions
42,985,656	605,176	60,730

        There were no broker non-votes.

Item 5. OTHER INFORMATION

        On July 25, 2002, Forest renewed Directors and Officers Liability coverages designed to indemnify the directors and officers of Forest and its subsidiaries against certain liabilities incurred by them in the performance of their duties and also providing for reimbursement in certain cases to Forest and its subsidiaries for sums paid by them to directors and officers as indemnification for similar liability. This type of coverage was originally purchased by Forest on May 24, 1978. The 2002 renewal was for a one-year period. Primary insurance of $10,000,000 was secured with Chubb Insurance Company and excess insurance coverage of $15,000,000 was secured with The Hartford Insurance Company for a total coverage of $25,000,000. In addition, we have obtained excess insurance coverage for the officers and directors in the amount of $10,000,000. Aggregate premiums for the 12-month period ending July 2003 is $693,125. Aggregate premiums for the prior 36-month period ending July 2002 were $1,020,000. No claims have been filed and no payments have been made to Forest or its subsidiaries or to any of their directors or officers under this coverage.

        From time to time Forest is subject to legal challenges in connection with governmental regulatory permits, consents and approvals necessary to conduct its normal exploration, development and production operations. In 1999, the State of Alaska regulatory approval process used in connection with the exploration phase of our Redoubt Shoal oil and gas project in the Cook Inlet of Alaska (the Exploration Project) was challenged in a lawsuit by a non-governmental third party. In May 2002, the Supreme Court of the State of Alaska issued an injunction in this case ordering Forest to halt drilling operations at the Redoubt Unit No. 5 well and issued a decision to the effect that the State of Alaska's regulatory review and approval process for the Exploration Project did not conform with the statutory requirements. The Court remanded the matter for further review and action by the relevant State agency. As a result of legislative and state agency action after such removal, the foregoing injunction ceased to be in force and effect, and Forest subsequently resumed operations at the No. 5 well in June 2002.

        On May 1, 2002, the State of Alaska approved the development and production phase of the Company's Redoubt Shoal oil and gas project (the Production Project). On May 30, 2002, the same non-governmental third party filed a challenge to the regulatory review and approval process for the Production Project. In July 2002 Forest was granted leave to intervene to defend the State of Alaska's approval of the Production Project. In August 2002, the court entered a briefing schedule, which Forest anticipates will extend into the first quarter of 2003. While Forest intends to vigorously contest the challenge to the Production Project, the outcome of the litigation is inherently difficult to predict with any certainty. At this time, however, Forest believes that any potential delays in the Production Project resulting from this challenge will not have a material adverse impact on Forest's financial condition and results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

  4.1
  Second Amendment to Combined Credit Agreements dated as of April 3, 2002, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase Bank, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.17 to Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).

  4.2
  Third Amendment dated as of May 31, 2002 to Combined Credit Agreements, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and J.P. Morgan Bank Canada, successor to the Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.18 to Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).

  4.3
  Indenture dated as of April 25, 2002 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.6 to Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).

        (b) Reports on Form 8-K.

        The Company filed the following current reports on Form 8-K during the second quarter ending June 30, 2002.

Date of Report	Item Reported	Financial Statements Filed
April 5, 2002	Item 9	None
May 8, 2002	Item 9	None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (REGISTRANT)
Date: August 14, 2002	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)