Form 10-K
period 2002-12-31
FOREST OIL CORP
filed 2003-03-21
CIK 38079

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002 or
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates as of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $899,972,660 (based on the closing price of such stock on the New York Stock Exchange Composite Tape). As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates was $926,010,654 (based on the closing price of such stock on the New York Stock Exchange Composite Tape).

        There were 48,165,013 shares of the registrant's Common Stock, Par Value $.10 Per Share outstanding as of February 28, 2003.

        Document incorporated by reference: Portions of the registrant's definitive proxy statement for the Forest Oil Corporation annual meeting of shareholders to be held on May 8, 2003, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business
The Company
Exploration and Production Activities
Sales and Markets
Competition
Regulation
Forward-Looking Statements
Item 2.	Properties
Reserves
Production
Average Sales Prices
Productive Wells
Developed and Undeveloped Acreage
Drilling Activity
Delivery Commitments
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of Forest
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Common Stock
Warrants
Dividend Restrictions
Item 6.	Selected Financial and Operating Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Risk Factors
Critical Accounting Policies, Estimates, Judgments and Assumptions
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Foreign Currency Exchange Risk
Interest Rate Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signature Pages
Certifications of Principal Executive Officer and Principal Financial Officer

PART I

        Throughout this Form 10-K, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See Item 1, "Forward-Looking Statements" below. Historical statements made herein are accurate only as of the date of filing this Form 10-K with the Securities and Exchange Commission and may be relied upon only as of that date.

        In this report, quantities of oil or natural gas liquids are expressed in barrels (BBLS), thousands of barrels (MBBLS) or millions of barrels (MMBBLS). One barrel equals 42 U.S. gallons. Quantities of natural gas are expressed in thousands of cubic feet (MCF), millions of cubic feet (MMCF) or billions of cubic feet (BCF). Equivalent units are expressed in thousand cubic feet of gas equivalents (MCFE), million cubic feet of gas equivalents (MMCFE), or billion cubic feet of gas equivalents (BCFE). Liquids are converted to gas at one barrel of oil equaling six MCF of gas. The term liquids is used to describe oil, condensate and natural gas liquids (NGL). With respect to information relating to Forest's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by Forest's working interest therein.

        Throughout this Form 10-K we use the terms "Forest", "Company", "we", "our" and "us" to refer to Forest Oil Corporation and its subsidiaries.

Item 1. Business

The Company

        Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, production and marketing of natural gas and liquids in North America and selected international locations. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. On December 31, 2002, we had 456 employees. Our common stock, par value $.10 per share, is traded on the New York Stock Exchange under the symbol "FST."

        We operate from offices located in Anchorage, Alaska; Denver, Colorado; Lafayette and Metairie, Louisiana; and Calgary, Alberta, Canada. Our corporate headquarters is located at 1600 Broadway, Denver, Colorado, 80202, telephone 303.812.1400. Information about Forest, including the periodic and current reports that it files with the Securities and Exchange Commission, and all amendments thereto, are accessible, free of charge, on Forest's website, www.forestoil.com, within 24 hours after filing with the SEC.

        In 2002, we operated in six business units: Offshore Gulf of Mexico, Onshore Gulf Coast, Western United States, Alaska, Canada and International. We conduct exploration and development activities in each of our North American core areas and in selected international locations. Our reserves and producing properties are all located in North America. At December 31, 2002, approximately 89% of our oil and gas reserves were in the United States and approximately 11% in Canada. During 2002, we produced 144 BCFE or an average of 394 MMCFE per day. Approximately 86% of our total production in 2002 was in the United States and approximately 14% in Canada. In the first quarter of 2003 we modified our business unit structure by combining the Offshore Gulf of Mexico and Onshore Gulf Coast units for increased efficiencies.

        For information with respect to our reserves, see Item 2, Properties, of this Form 10-K. For financial information relating to our geographic and operational segments, see Note 13 of Notes to Consolidated Financial Statements of this Form 10-K.

Exploration and Production Activities

        During 2002, we drilled a total of 69 wells of which 16 were exploration and 53 were development. Our 2002 drilling program achieved a 75% success rate. At December 31, 2002, we held interests in approximately 876 net oil and gas wells in the United States and Canada. Our operations are conducted through our business units described below.

        Offshore Gulf of Mexico.    Our offshore operations are comprised of interests in the Gulf of Mexico. In 2002, the Offshore Gulf of Mexico was Forest's leading business unit for oil and gas production, contributing 46% of total production (67 BCFE, an average of 184 MMCFE per day). At December 31, 2002, this business unit accounted for 23% of our total estimated proved reserves. Forest participated in drilling 17 wells in the Offshore Gulf of Mexico during 2002, of which 14 wells were productive.

        Onshore Gulf Coast.    Our Onshore Gulf Coast business unit includes interests in properties located in the Texas and Louisiana Gulf Coast. In 2002, the Onshore Gulf Coast business unit contributed 9% of total production (14 BCFE, an average of 38 MMCFE per day). At December 31, 2002, this business unit accounted for 15% of our total estimated proved reserves. In 2002, the Onshore Gulf Coast business unit participated in drilling three wells, two of which were productive.

        Western United States.    Our Western business unit is comprised primarily of our interests in Oklahoma, Utah, Wyoming, West Texas and Southeast New Mexico. In 2002, the Western business unit contributed 16% of total production (23 BCFE, an average of approximately 63 MMCFE per day). The Western business unit accounted for 20% of our estimated proved reserves at December 31, 2002. In 2002, the Western Business unit participated in drilling 27 wells, of which 23 were productive.

        Alaska.    Our Alaska operations are located primarily in the Cook Inlet area, consisting of production from Redoubt Shoal Field, McArthur River Field, West McArthur River Unit and Trading Bay Field. In 2002, the Alaskan business unit contributed 14% of our sales volumes (20 BCFE, an average of 55 MMCFE per day). At December 31, 2002, 31% of our total estimated proved reserves were in Alaska. In 2002, Forest participated in drilling six wells in Alaska, five of which were productive. We commenced production at Redoubt Shoal in December 2002.

        Canada.    Our Canadian operations include interests in the Plains region of Alberta, the Foothills regions of Alberta and British Columbia, and the Northwest Territories. In 2002, our Canadian operations contributed 14% of total production (20 BCFE, an average of 55 MMCFE per day). At December 31, 2002, the Canadian business unit accounted for 11% of our total estimated proved reserves. During 2002, the Canadian business unit participated in drilling 16 wells, eight of which were productive.

        International.    Forest evaluates oil and gas opportunities in countries outside North America. We currently hold concessions in South Africa, Gabon, Switzerland, Germany, Albania, Italy and Romania, as well as overriding royalty interests in certain other areas. To date, Forest has not recorded any proved reserves related to its international concessions. The book value of these international interests at December 31, 2002 represents approximately 2% of our total assets.

        In connection with our activities related to the development of the Ibhubesi Gas Field, offshore South Africa, we signed a Participation Agreement on March 13, 2003 with The Petroleum Oil and Gas Corporation of South Africa (Pty) Limited (PetroSA) and Anschutz Overseas South Africa (Pty) Limited (Anschutz Overseas). Under the terms of the Participation Agreement, PetroSA has agreed to contribute US$30 million towards a drilling program starting in 2003 in order to earn an undivided 24% cost bearing interest (16.8% from Forest and 7.2% from Anschutz Overseas) in certain sub-lease agreements covering portions of Forest's South African offshore acreage, including the Ibhubesi Gas Field. PetroSA also has the option to acquire additional cost bearing interests. The Participation

Agreement will not become operative until PetroSA has satisfactorily completed additional due diligence within twenty (20) days after the effective date, various governmental approvals have been obtained and the US$30 million has been transferred to an escrow account. We have dedicated considerable resources to the exploration of properties in South Africa; however, we do not expect to record any reserves for the Ibhubesi discovery until gas sales agreements have been executed.

        During 2002, we entered into two participation agreements in connection with our exploration activities in Gabon and Germany. Pursuant to these agreements, Forest received partial cost reimbursements and will be carried for future drilling costs in exchange for a reduced interest in the concessions.

        Foreign oil and natural gas operations are subject to certain risks, such as nationalization, confiscation, terrorism, renegotiation of existing contracts and currency fluctuations. Forest monitors the political, regulatory and economic developments in any foreign countries in which we operate. We sometimes attempt to reduce the risks associated with conducting operations in foreign countries by entering into farmout arrangements where we retain a working interest. We cannot assure you that these measures will adequately address all of these risks.

Sales and Markets

        Oil and gas operations.    Forest's U.S. production of natural gas is generally sold at the wellhead in the areas where it is produced or at nearby "pooling points". Our U.S. natural gas production is generally sold on a month to month basis in the spot market using published indices. We believe that the loss of one or more of our current natural gas spot purchasers would not have a material adverse effect on Forest's business in the United States because any individual spot purchaser could be readily replaced by another spot purchaser who would pay approximately the same sales price. Sales to Reliant Energy Services, Inc., a purchaser of natural gas in the Gulf of Mexico, represented approximately 10% of our total revenue in 2002.

        Our oil and natural gas liquids are typically sold under short-term contracts at prices based upon posted field prices. Except in Alaska, our liquids production is generally sold at the wellhead. Our Alaskan oil production, which represented approximately 14% of our total 2002 production, is currently being sold to a local refiner, Tesoro Alaska Petroleum Company and its affiliate. The oil is transported to a terminal by a pipeline company that is 40% owned by Forest. Our contract with this refiner expires on December 31, 2003 and is renewed automatically from year to year thereafter until terminated by either party upon written notice 60 days prior to December 31. Sales to this purchaser represented 16% of our total revenue in 2002.

        Canadian Forest's natural gas production is sold either through the ProMark Netback Pool, which is operated by ProMark on behalf of Canadian Forest, or through Canadian Forest's direct sales contracts or under spot contracts. ProMark is a wholly owned subsidiary of Canadian Forest. Canadian Forest sold approximately 76% of its natural gas production through the ProMark Netback Pool in 2002. Canadian oil and natural gas liquids are typically sold under short-term contracts at prices based upon posted prices at Alberta pipeline and processing hubs, netted back to the field.

        We enter into energy swaps and collars to hedge the price of a portion of our spot market volumes against price fluctuations.

        Marketing and trading activities.    The ProMark Netback Pool matches major end users with providers of gas supply through firm transportation arrangements, and uses a netback pricing mechanism to establish the wellhead price paid to producers. Under this netback arrangement, producers receive the blended market price less related transportation and other direct costs. ProMark charges a marketing fee to the pool participant producers for marketing and administering the gas supply pool.

        The ProMark Netback Pool gas sales in 2002 averaged 73 MMCF per day, of which Canadian Forest supplied approximately 31 MMCF per day or 42%. Approximately 21% of the volumes sold in the ProMark Netback Pool in 2002 were sold at fixed prices. The remainder of the volumes sold were priced in a variety of ways, including prices based on published indices.

        In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for other producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-services basis. ProMark follows procedures to immediately match its gas purchase and sales commitments with offsetting gas purchase or sales, so there is not a risk from an open trading book position. We are, however, exposed to credit risk in that there exists the possibility that the counterparties to agreements will fail to perform their contractual obligations. The credit of counterparties is evaluated and letters of credit, prepayments or parent guarantees are obtained when considered necessary to minimize credit risk.

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

        Forest's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect our ability to market our oil and natural gas production. The prices of oil and natural gas realized by Forest are highly volatile. The price of oil is generally dependent on world supply and demand, while the price we receive for our natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact Forest's activities. Our financial position and resources may also adversely affect our competitive position. Lack of available funds or financing alternatives can prevent us from executing our operating strategy and from deriving the expected benefits therefrom. For further information concerning Forest's financial position, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

        ProMark also faces competition from other gas marketers, some of whom are significantly larger in size and have greater financial resources than ProMark, Canadian Forest or Forest.

Regulation

        Our oil and gas operations are subject to various U.S. federal, state and local laws and regulations and foreign laws and regulations.

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

        Commencing in 1992, the FERC issued Order No. 636 and subsequent orders (collectively, Order No. 636), which require interstate pipelines to provide transportation services separate from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. Commencing in February 2000, the FERC issued Order No. 637 and subsequent orders (collectively, Order No. 637), which imposed a number of reforms intended to further enhance competition in natural gas markets. Most major aspects of Order No. 637 were upheld in judicial review, though certain issues were remanded to FERC, have been considered on remand, and are pending rehearing at FERC.

        While any additional FERC action on these matters would affect Forest only indirectly, these changes are intended to further enhance competition in natural gas markets. We cannot predict whether and to what extent the FERC's regulations will survive rehearing and further judicial review and, if so, whether the FERC's actions will achieve the goal of increasing competition in natural gas markets in which our natural gas is sold. However, we do not believe that we will be affected materially differently than other natural gas producers and markets with which and in which we compete.

        The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. Commencing in April 2000, FERC issued Order No. 639 and subsequent orders (collectively, Order No. 639), which imposed certain reporting requirements applicable to "gas service providers" operating on the OCS concerning their prices and other terms and conditions of service. The purpose of Order No. 639 is to provide regulators and other interested parties with sufficient information to detect and to remedy discriminatory conduct by such service providers. FERC has stated that these reporting rules apply to OCS gatherers and has clarified that they may also apply to other OCS service providers including platform operators performing dehydration, compression, processing and related services for third parties. The U.S. District Court overturned the FERC's reporting rules as exceeding its authority under OCSLA. The FERC has recently appealed this decision. We cannot predict whether and to what extent these regulations might be reinstated, and what effect, if any, they may have on our financial condition or operations. The rules, if reinstated, may increase the frequency of claims of discriminatory service, may decrease competition among OCS service providers and may lessen the willingness of OCS gathering companies to provide service on a discounted basis.

        Certain operations that we conduct are on federal oil and gas leases, which are administered by the Bureau of Land Management (BLM) and the Minerals Management Service (MMS). These leases contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). Many onshore leases contain stipulations limiting activities that may be conducted on the lease. The stipulations are unique to particular geographic areas and may limit the times during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban any surface activity. For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard and the Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS, as applicable, prior to the commencement of drilling. Lessees must also comply with detailed BLM or MMS regulations, as applicable, governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of OCS wells, calculation of royalty payments and the valuation of production for this purpose and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the MMS exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. Under certain circumstances, the BLM or MMS, as applicable, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

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

        In Canada, oil and natural gas exported from Canada is subject to regulation by the National Energy Board (NEB), an independent federal regulatory agency and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB. Natural gas exports for a term of less than two years or for a term two to 20 years (in quantities of or more than 30,000 cubic meters per day), must be made pursuant to a NEB order. Oil exports may be made pursuant to export contracts with terms not exceeding one year, in the case of light crude, and not exceeding two years, in the case of heavy crude, provided that an order approving any export has been obtained from the NEB. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB, as will an oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years). The issue of such a license requires the approval of the government of Canada.

        The provincial governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

        In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee, although production from such lands is also subject to certain provincial taxes and royalties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

        The Petroleum Registry of Alberta is a new initiative of both industry and the Alberta government. Its purpose is to streamline data transfers between industry and government and industry to industry (i.e., partner to partner). The initiative makes use of technology such as the Internet to facilitate the transfer of regulatory and royalty data, reports and royalty payments.

        Concurrent with the implementation of the registry, the government of Alberta imposed a new NGL royalty system for products situated in the residue gas stream. It is the goal of this policy to maintain royalty neutrality. As such, there appears to be minimal effect on Canadian Forest's royalties.

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

        In Alberta, certain producers of oil or natural gas are entitled to a credit against the royalties to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The credit is determined by applying a specified rate to a maximum of $2 million CDN of Alberta Crown royalties payable for each producer or associated group of producers. The specified rate is a function of the Royalty Tax Credit reference price which is set quarterly by the Alberta Department of Energy and ranges from 25% to 75%, depending on oil and gas par prices for the previous calendar quarter. Canadian Forest is eligible for ARTC credits only on eligible properties acquired and wells drilled after the change of control that occurred when Canadian Forest was acquired by Forest. Production from properties acquired from corporations claiming maximum entitlement to ARTC will generally not be eligible.

        Regulation in Northwest Territories of Canada.    The provincial governments have jurisdiction over the exploration and development of oil and gas resources in the provinces of Canada and the federal government has jurisdiction over the exploration and development of oil and gas resources in the

Canadian territories. The federal regulatory regime reflects the extended timelines and increased capital expenditures inherent in working in the northern environment, providing for work commitments and work deposits coupled with the suspension and/or reimbursement of rentals and royalties at earlier developmental stages. This regime is subject to change as development in the Northwest Territories evolves toward a more conventional model. It is possible that, at some point, jurisdiction over the oil and gas resources in these territories could be transferred to the territorial governments of the Yukon, the Northwest Territories and Nunavut. If so, the territorial governments would have the authority to regulate the grant of drilling permits, the construction of pipelines and other matters affecting oil and gas exploration and development activities. We are unable to predict whether any transfer of jurisdiction to the territorial governments would affect our exploration and development activities in the Northwest Territories, although it is possible that the territorial governments would adopt policies or regulations that could delay or limit our proposed exploration and development activities, delay or prevent the construction of pipelines or result in the payment of higher royalties or taxes than would otherwise be the case under the current federal regulatory framework.

        As a result of Canadian Forest's activity in the Northwest Territories, a large royalty tax credit has been accumulated to the extent of qualified capital expenditures. This credit can be used to eliminate royalties on existing and future producing wells.

        Canadian Forest's right to produce oil and gas from its Northwest Territories properties, along with the production rights of other industry participants in these properties, is subject to conversion of certain instruments (i.e., exploration licenses or significant discovery licenses) into production licenses on those lands which contain commercial discoveries. The right to such conversion is not absolute and is subject to an application process and regulatory approval. In addition, the right to produce may be dependent on the negotiation of a pooling agreement or the imposition of a forced pooling order, if other producers have rights in the spacing unit. Until the finalization of the particulars of such agreement and, or order, it would not be possible to finally determine Canadian Forest's share of production in such lands.

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

        Environmental Matters.    Extensive U.S. federal, state and local laws, as well as law of foreign countries, govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (commonly called the EPA) issue regulations to implement and enforce such laws. Environmental laws and regulations are often difficult and costly to comply with and substantial administrative, civil and even criminal penalties can be imposed for failure to comply. These laws and regulations may, in certain circumstances, impose "strict liability" for environmental contamination, rendering an owner or lessee liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of the owner or lessee. This regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. Changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect our operations or earnings, as well as the oil and gas exploration and production industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future.

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

        The U.S. Federal Water Pollution Control Act (commonly called the Clean Water Act) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in "waters of the United States," a broadly-defined term that includes all navigable waters. Many state discharge regulations and the federal National Pollutant Discharge Elimination System generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our financial condition and operations.

        The Comprehensive Environmental Response, Compensation and Liability Act, as amended (commonly called CERCLA but also known as "Superfund") and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current owner and operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. In the ordinary course of Forest's operations, substances may be generated that fall within the definition of "hazardous substances." Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Moreover, we may own or operate properties that in the past were operated by third parties whose operations were not under our control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, and analogous state laws, and we potentially could be required to remediate such properties.

        In Canada, the oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. Compliance with such legislation can require significant expenditures. A breach of such legislation may result in the imposition of fines and penalties, the revocation of licenses and authorizations or civil liability for pollution damage.

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

        We have established guidelines to be followed to comply with U.S. and Canadian environmental laws and regulations. In addition, we have designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on Forest or Canadian Forest and to implement appropriate compliance procedures. We also employ an environmental director whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

        We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. We are committed to meeting our responsibilities to protect the environment wherever we operate and anticipate making increased expenditures as a result of increasingly stringent laws relating to the protection of the environment.

Forward-Looking Statements

        The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K, in Part II, Item 7 under the caption "—Risk Factors."

        These forward-looking statements appear in a number of places and include statements with respect to, among other things:

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

        Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by our reservoir engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

        Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

        All forward-looking statements express or implied, included in this Form 10-K and attributable to Forest are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Forest or persons acting on its behalf may issue. Forest does not undertake to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-K with the Securities and Exchange Commission, except as required by law.

Item 2. Properties

        Forest's principal proved reserves and producing properties are located in the United States in Alaska, Louisiana, Oklahoma, Texas, Utah, Wyoming and the Gulf of Mexico, and in Canada in Alberta, British Columbia and the Northwest Territories. In addition, we have acreage in various locations outside North America.

Reserves

        Information regarding Forest's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 14 of Notes to Consolidated Financial Statements. See also Part II, Item 7 "—Risk Factors—Estimates of oil and gas reserves are uncertain and inherently imprecise" for additional information regarding reserves.

        Since January 1, 2002 we have not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal or foreign governmental authority or agency, other than the Securities and Exchange Commission (SEC) and the Department of Energy (DOE). There were no differences between the reserve estimates included in the SEC report, the DOE report and those included herein, except for production and additions and deletions due to the difference in the "as of" dates of such reserve estimates.

        Forest's estimated proved reserves were 1,560 BCFE at December 31, 2002 compared to estimated proved reserves of 1,546 BCFE at December 31, 2001. Approximately 52% of our estimated proved reserves at December 31, 2002 were natural gas and our estimated proved developed reserves represented approximately 63% of total estimated proved reserves.

Production

        The following table shows our net liquids and natural gas production for the years ended December 31, 2002, 2001 and 2000:

	Net Natural Gas and Liquids Production
	2002	2001	2000
United States:
Natural Gas (MMCF)	78,543	97,400	102,320
Liquids (MBBLS)	7,477	9,239	9,891
Total (MMCFE)	123,405	152,834	161,666
Canada:
Natural Gas (MMCF)	13,525	10,994	11,522
Liquids (MBBLS)	1,180	1,361	1,536
Total (MMCFE)	20,605	19,160	20,738
Consolidated:
Natural Gas (MMCF)	92,068	108,394	113,842
Liquids (MBBLS)	8,657	10,600	11,427
Total (MMCFE)	144,010	171,994	182,404

Average Sales Prices

        The following table sets forth production volumes and average sales prices per MCF of natural gas and per barrel of liquids for the years ended December 31, 2002, 2001 and 2000:

	United States			Canada
	2002	2001	2000	2002	2001	2000
Natural Gas:
Production (MMCF)	78,543	97,400	102,320	13,525	10,994	11,522
Sales price received (per MCF)	$3.18	4.33	4.02	2.05	2.56	2.64
Effects of energy swaps (per MCF)(1)	$.14	.18	(.67)	—	—	(.44)

Average sales price (per MCF)	$3.32	4.51	3.35	2.05	2.56	2.20
Liquids:
Oil and condensate:
Production (MBBLS)	6,792	8,264	8,775	739	955	1,110
Sales price received (per BBL)	$24.30	23.92	28.74	23.37	22.96	28.54
Effects of energy swaps (per BBL)(1)	$(1.90)	.62	(5.65)	—	—	(5.60)

Average sales price (per BBL)	$22.40	24.54	23.09	23.37	22.96	22.94
Natural gas liquids:
Production (MBBLS)	685	975	1,116	441	406	426
Average sales price (per BBL)	$11.57	15.81	18.72	13.35	17.17	18.19
Total liquids production (MBBLS)	7,477	9,239	9,891	1,180	1,361	1,536
Average sales price (per BBL)	$21.40	23.62	22.59	19.63	21.23	21.62
Total Production
Production volumes (MMCFE)	123,405	152,834	161,666	20,605	19,160	20,738
Average sales price (per MCFE)(1)	$3.41	4.30	3.50	2.47	2.97	2.82

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 36,050 MMCF, 42,870 MMCF and 53,078 MMCF for the years ended December 31, 2002, 2001 and 2000, respectively. Hedged oil and condensate volumes were 3,921,500 barrels, 3,742,500 barrels and 6,953,000 barrels for 2002, 2001 and 2000, respectively. Most of these arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net gains (losses) related to our cash flow hedges were ($1,742,000), $22,781,000 and $(129,091,000), respectively, for the years ended December 31, 2002, 2001 and 2000. Those arrangements that are not designated as cash flow hedges for accounting purposes are recorded as non-operating income or expense.

Productive Wells

        The following summarizes our total gross and net productive wells at December 31, 2002:

	Productive Wells(1)
	United States	Canada
Gross(2)
Gas	639	215
Oil	1,696	332

Totals(3)	2,335	547

Net(4)
Gas	269	106
Oil	278	223

Totals	547	329

(1)
Productive wells are producing wells and wells capable of production, including injection wells, salt water disposal wells, service wells and wells that are shut-in.

(2)
The number of gross wells is the total number of wells in which a working interest is owned.

(3)
Includes 11 dual completions in the United States and eight dual completions in Canada. Dual completions are counted as one well. If either completion is an oil completion, the well is classified as an oil well.

(4)
The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed and Undeveloped Acreage

        Forest held acreage as set forth below at December 31, 2002 and 2001. A majority of the developed acreage is subject to mortgage liens securing our bank indebtedness. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross(3)	Net(4)	Gross(3)	Net(4)
United States:
Offshore	659,987	305,242	180,309	100,588
Onshore	71,522	32,524	7,888	3,542
Western	253,222	63,837	231,515	118,687
Alaska	312,606	26,708	1,457,145	1,243,753

	1,297,337	428,311	1,876,857	1,466,570
Canada	210,475	106,657	1,238,150	534,380
International:
South Africa	—	—	10,266,226	7,186,358
Gabon	—	—	2,409,276	1,072,127
Switzerland	—	—	1,850,000	925,000
Germany	—	—	830,554	456,803
Albania	—	—	855,123	320,670
Italy	—	—	1,183,682	864,608
Romania	—	—	1,242,187	1,242,187

	—	—	18,637,048	12,067,753

Total acreage at December 31, 2002	1,507,812	534,968	21,752,055	14,068,703

United States	1,256,832	432,481	581,040	428,054
Canada	262,387	126,240	1,637,479	735,448
International	—	—	18,837,280	13,978,887

Total acreage at December 31, 2001	1,519,219	558,721	21,055,799	15,142,389

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

        Approximately 10% of our net undeveloped acreage at December 31, 2002 is held under leases that have terms that will expire in 2003, if not extended by exploration or production activities, and approximately 0.5% of net undeveloped acreage will expire in 2004 if not extended by exploration or production activities.

Drilling Activity

        During the years ended December 31, 2002, 2001 and 2000, Forest drilled gross and net exploratory and development wells as set forth below. This information does not include wells drilled under farmout agreements or any other wells in which we do not have a working interest.

	United States			Canada			International
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Gross Exploratory Wells:
Dry(1)	5	8	12	6	3	6	—	2	2
Productive(2)	1	69	50	4	15	13	—	2	—

	6	77	62	10	18	19	—	4	2

Net Exploratory Wells:(3)
Dry(1)	2.3	4.9	6.3	3.5	1.4	2.0	—	1.0	1.4
Productive(2)	.7	38.3	26.5	1.9	8.9	7.6	—	1.4	—

	3.0	43.2	32.8	5.4	10.3	9.6	—	2.4	1.4

Gross Development Wells:
Dry(1)	4	2	—	2	2	—	—	—	—
Productive(2)	43	8	16	4	—	—	—	—	—

	47	10	16	6	2	—	—	—	—

Net Development Wells:(3)
Dry(1)	2.3	1.3	—	.7	—	—	—	—	—
Productive(2)	23.5	5.4	8.9	3.0	0.7	—	—	—	—

	25.8	6.7	8.9	3.7	0.7	—	—	—	—

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

        At December 31, 2002 Forest and its subsidiaries had 4 exploratory wells (2.4 net) and 3 development wells (2.4 net) that were in the process of being drilled.

Delivery Commitments

        A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool which is operated by ProMark on behalf of Canadian Forest. At December 31, 2002, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
2003	5.5	$2.78 CDN
2004	5.5	$2.88 CDN
2005	5.5	$2.99 CDN
2006	5.5	$3.11 CDN
2007	5.5	$3.23 CDN
2008	5.5	$3.36 CDN
2009	3.6	$4.06 CDN
2010	1.7	$6.23 CDN
2011	.8	$6.57 CDN

        As operator of the netback pool, ProMark aggregates gas from producers for sale to markets across North America. Currently, over 30 producers have contracted with the netback pool including Canadian Forest. These producers have dedicated reserves and lands to the pool. The producers are paid a blended netback price which reflects all of the revenue from approved customers less the costs of delivery (including transportation, audit and shortfall makeup costs) and a ProMark marketing fee.

        Canadian Forest, as one of the producers in the ProMark Netback Pool, is obligated to supply its contract quantity. In 2002 Canadian Forest supplied 42% of the total netback pool sales quantity. In the 2003/2004 contract year, it is estimated that Canadian Forest will supply approximately 42% of the netback pool quantity. We expect that Canadian Forest's pro rata obligations as a gas producer will increase in 2005 and future years. In order to satisfy their supply obligations, the ProMark Netback Pool and Canadian Forest may be required to cover their obligations in the market.

        As the operator of the netback pool, ProMark is required to acquire gas in the event of a shortfall between the gas supply and market obligations. A shortfall could occur if a gas producer fails to deliver its dedicated share of the supply obligations of the netback pool. The cost of purchasing gas to cover any shortfall is a cost of the netback pool. The prices paid for shortfall gas would typically be spot market prices and may differ from the market prices received from netback pool customers. Higher spot prices would reduce the average netback pool price paid to the gas producers, including Canadian Forest. Shortfalls in gas produced may occur in the future. The Company does not believe that such shortfalls will be significant.

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices through its direct sales contracts:

	Natural Gas
	BCF	Sales Price per MCF
2003	.6	$3.82 CDN
2004	.6	$3.96 CDN
2005	.6	$4.11 CDN
2006	.5	$4.27 CDN

        There were no long-term delivery commitments in the United States as of December 31, 2002.

Item 3. Legal Proceedings

        Forest, in the ordinary course of business, is a party to various legal actions. While we believe that the amount of any potential loss would not be material to our consolidated financial position, the ultimate outcome of these proceedings is inherently difficult to predict with any certainty. In the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flow in the reporting periods in which any such actions are resolved.

        On December 7, 2000, Forest completed a merger transaction with Forcenergy Inc, in which Forest was the surviving company. Prior to the merger with Forest, Forcenergy was a party to various claims and routine litigation arising in the normal course of its business. Prior to the merger, on March 21, 1999, Forcenergy and its wholly-owned subsidiary, Forcenergy Resources Inc., filed voluntarily under Chapter 11 of the U.S. Bankruptcy Code. Forcenergy continued to operate as a debtor-in-possession subject to the bankruptcy court's supervision and orders until its plan of reorganization (which was confirmed on January 19, 2000) became effective on February 15, 2000. Obligations of Forcenergy arising out of activities prior to March 21, 1999, the bankruptcy petition date, will be discharged in accordance with the plan of reorganization. Pursuant to the plan of reorganization, Forcenergy established a reserve of Forcenergy common stock to be distributed to claimants in the event their disputed claims are ultimately determined by the bankruptcy court to be allowed claims. The reserved shares of Forcenergy common stock became Forest common shares in accordance with the terms of the merger. If the shares in the reserve are inadequate to cover all allowed claims, then under the Forcenergy plan of reorganization Forest would be required to issue additional shares of common stock to the holders of these claims. Forest currently believes, however, that the shares in the reserve are adequate to cover all remaining disputed claims that may be subsequently allowed. We cannot give assurances, however, that this will be the case.

        On May 1, 2002, the State of Alaska approved the development and production phase of our Redoubt Shoal project (the Production Project). On May 30, 2002, Cook Inlet Keeper, a non-governmental third party, filed a challenge to the regulatory review and approval process for the Production Project. In July 2002, Forest was granted leave to intervene to defend the State of Alaska's approval of the Production Project. In August 2002, the Court entered a briefing schedule. That briefing has been completed, and the matter is now set for oral argument before the Court on April 17, 2003. Separately, Cook Inlet Keeper filed a motion in September 2002 asking the Court to stay Forest's development and production phase operations during the pendency of the briefing process and through the Court's final determination regarding the challenge. Forest filed an opposition, and the Court denied Cook Inlet Keeper's motion on December 4, 2002. Cook Inlet Keeper appealed that denial to the Alaska Supreme Court. Forest subsequently filed an opposition. On March 14, 2003, the Alaska Supreme Court remanded the matter to the trial Court for clarification of the Court's ruling, and postponed ruling on the petition for review until receipt of that clarification. While we intend to continue our vigorous opposition to Cook Inlet Keeper's challenge, the outcome of the litigation is inherently difficult to predict with any certainty. We can give no assurances as to the effect of any delays in the Production Project on Forest's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4A. Executive Officers of Forest

        The following persons were serving as executive officers of Forest as of February 28, 2003.

Name	Age	Years with Forest	Office(1)
Robert S. Boswell	53	17	Chairman of the Board since March 2000 and Chief Executive Officer since December 1995. Mr. Boswell served as our President from November 1993 to March 2000 and Chief Financial Officer from May 1991 until December 1995. Mr. Boswell has been a member of the Board of Directors since 1986 and serves as a member of the Executive Committee. Mr. Boswell is a director of C.E. Franklin Ltd.
H. Craig Clark	46	2
			President and Chief Operating Officer since September 5, 2001. Prior to joining Forest, from May 2000 to September 2001, Mr. Clark served as Executive Vice President—U.S. Operations for Apache Corporation, a publicly traded independent energy company. Mr. Clark was employed by Apache Corporation in Houston, Texas, from 1989 to 2001. He served in various management positions during this period, including Vice President—Southern Exploration & Production/North American Gas Marketing, Chairman and Chief Executive Officer—Producers Energy Marketing, LLC, an affiliate of Apache Corporation, and Vice President—North American Exploration & Production.
David H. Keyte	46	15
			Executive Vice President and Chief Financial Officer since November 1997. Mr. Keyte served as our Vice President and Chief Financial Officer from December 1995 to November 1997 and our Vice President and Chief Accounting Officer from December 1993 until December 1995.
Gary E. Carlson	56	2
			Senior Vice President—Alaska since December 2000. Mr. Carlson was Vice President—Alaska Division of Forcenergy Inc from March 1997 to December 2000 and General Manager for Health, Environment and Safety Support Worldwide of Unocal from 1995 to 1996.
Forest D. Dorn	48	25
			Senior Vice President—Corporate Services since December 2000. Mr. Dorn served as Senior Vice President—Gulf Coast Region from November 1997 to December 2000, Vice President—Gulf Coast Region from August 1996 to October 1997 and Vice President and General Business Manager from December 1993 to August 1996.

James W. Knell	52	15
			Senior Vice President—Gulf Coast Region since December 2000. Mr. Knell served as Vice President—Gulf Coast Offshore from May 1999 to December 2000, Gulf Coast Offshore Business Unit Manager from March 1998 to May 1999, Gulf Coast Region Business Unit Manager from November 1997 to March 1998 and Corporate Drilling and Production Manager from December 1991 to November 1997.
Neal A. Stanley	55	6	Senior Vice President—Western Region since November 1997. Mr. Stanley has served as our Vice President—Western Region from August 1996 to November 1997.
Newton W. Wilson III	52	2
			Senior Vice President — Legal Affairs and Corporate Secretary since December 2000. Mr. Wilson served as a consultant to Mariner Energy LLC from 1999 to December 2000 and a consultant to Sterling City Capital from 1998 to 1999. From 1996 to 1998 he was President and Chief Operations Officer of Union Texas Americas Ltd. and served as Regional Vice President-Americas at Union Texas Petroleum Holdings Inc., the parent company. He served as General Counsel, Vice President Administration and Secretary of Union Texas Petroleum Holdings Inc. from 1993 to 1996.
Joan C. Sonnen	49	13
			Vice President—Controller and Chief Accounting Officer since December 2000. Ms. Sonnen served as our Vice President—Controller and Corporate Secretary from May 1999 to December 2000 and our Corporate Secretary from March 1999 to December 2000. She has served as our Controller since December 1993.

(1)
The term of office of each officer is one year from the date of his or her election immediately following the last annual meeting of shareholders and until the officer's respective successor has been elected and qualified or until his or her earlier death, resignation or removal from office whichever occurs first. Each of the named persons has held the office indicated since the last annual meeting of Forest's shareholders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

        Forest has one class of common shares outstanding, its common stock, par value $.10 per share (Common Stock). Forest's Common Stock is traded on the New York Stock Exchange under the symbol "FST". On February 28, 2003, there were 48,165,013 outstanding shares of our Common Stock held by 710 holders of record. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

        The table below reflects the high and low intraday sales prices of the Common Stock on the New York Stock Exchange composite tape during each fiscal quarterly period of 2001 and 2002. There were no dividends declared on the Common Stock in 2001 or 2002. On February 28, 2003, the closing price of Forest Common Stock was $22.75.

		High	Low
2001:	First Quarter	$36.00	$29.00
	Second Quarter	37.29	27.96
	Third Quarter	29.65	23.45
	Fourth Quarter	28.58	24.11
2002:	First Quarter	29.95	23.50
	Second Quarter	32.44	26.95
	Third Quarter	27.75	20.69
	Fourth Quarter	29.06	22.97

Warrants

        Forest has three series of warrants outstanding, which are each quoted on the NASDAQ Bulletin Board. At February 28, 2003, Forest had outstanding 237,739 warrants expiring on February 15, 2004 (the 2004 Warrants), which were held by 421 holders of record. Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84. Forest's 2004 Warrants are quoted on the NASDAQ Bulletin Board under the symbol "FTYLW.OB." On February 28, 2003, or the last day of activity prior thereto, the closing price of the 2004 Warrants was $10.35. The table below reflects the high and low intraday sales prices of the 2004 Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2001 and 2002.

		High	Low
2001:	First Quarter	$15.00	$10.13
	Second Quarter	16.00	9.70
	Third Quarter	11.00	6.70
	Fourth Quarter	12.10	8.00
2002:	First Quarter	14.95	10.10
	Second Quarter	19.90	14.00
	Third Quarter	17.75	10.75
	Fourth Quarter	15.00	12.00

        At February 28, 2003, Forest also had outstanding 238,195 warrants expiring on February 15, 2005 (the 2005 Warrants), which were held by 422 holders of record. Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04. Forest's 2005 Warrants are quoted on the NASDAQ Bulletin Board under the symbol "FTYLZ.OB." On February 28, 2003, or the last day of activity prior thereto, the closing price of the 2005 Warrants was

$4.05. The table below reflects the high and low intraday sales prices of the 2005 Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2001 and 2002.

		High	Low
2001:	First Quarter	$13.63	$10.75
	Second Quarter	15.25	9.63
	Third Quarter	9.75	7.00
	Fourth Quarter	9.00	7.06
2002:	First Quarter	8.00	6.20
	Second Quarter	9.80	7.50
	Third Quarter	9.65	6.50
	Fourth Quarter	7.95	5.00

        At February 28, 2003, Forest also had outstanding 1,752,355 subscription warrants (the Subscription Warrants), which were held by nine holders of record. Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by Forest if, after March 20, 2004, the market price of the Common Stock has exceeded 300% of the exercise price, or $37.50 per share, for a period of 30 consecutive trading days. Forest's Subscription Warrants are quoted on the NASDAQ Bulletin Board under the symbol "FTYLL.OB". On February 28, 2003, or the last day of activity prior thereto, the closing price of the Subscription Warrants was $13.75. The table below reflects the high and low intraday sales prices of the Subscription Warrants on the NASDAQ Bulletin Board during each fiscal quarter in 2001 and 2002.

		High	Low
2001:	First Quarter	$23.50	$17.50
	Second Quarter	21.50	17.00
	Third Quarter	16.75	13.80
	Fourth Quarter	14.75	13.25
2002:	First Quarter	15.00	15.00
	Second Quarter	17.75	14.50
	Third Quarter	14.13	11.00
	Fourth Quarter	14.91	9.75

        The warrants were originally issued by Forcenergy in connection with its plan of reorganization under the Bankruptcy Code, and were converted into warrants to purchase Forest common stock pursuant to our merger with Forcenergy on December 7, 2000. The issuance of Forest common stock upon exercise of the warrants is exempt from registration under the Securities Act of 1933 pursuant to section 1145 of the Bankruptcy Code. During 2002, Forest issued 17,971 shares of common stock pursuant to the exercise of warrants.

Dividend Restrictions

        Forest's present or future ability to pay dividends is restricted by (i) the provisions of the New York Business Corporation Law, (ii) Forest's 8% Senior Notes due 2008, Forest's 8% Senior Notes due 2011 and Forest's 7 3/4% Senior Notes due 2014, and (iii) our credit facilities dated as of December 7, 2000 with JPMorgan Chase and J.P. Morgan Bank Canada. The provisions in the indentures pertaining to the 8% Senior Notes due 2008 and 2011 and the 7 3/4% Senior Notes due 2014, and the credit facilities limit our ability to make restricted payments, which include dividend payments.

        Forest has not paid dividends on its Common Stock during the past five years and does not presently anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on Forest's earnings, capital requirements, financial condition and other relevant factors. There is no assurance that Forest will pay any dividends. For further information regarding our equity securities and our ability to pay dividends on our Common Stock, see Notes 4 and 7 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial and Operating Data

        The following table sets forth selected financial and operating data of Forest as of and for each of the years in the five-year period ended December 31, 2002. This data should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

        On December 7, 2000, Forest completed its merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts on the date of the merger. Income and expense amounts reported for the combined company for 2000 include amounts attributable to the operations of both Forest and Forcenergy for the entire year. Forcenergy was merged into Forest on the date of the merger and, accordingly, all amounts attributable to periods after the merger represent the operations of the combined entities. The results of operations of Forcenergy prior to December 31, 1999, the effective date of its reorganization and fresh-start reporting, are not included in the financial statements of the combined company. In conjunction with the merger with Forcenergy, Forest effected a 1-for-2 reverse stock split. Unless otherwise indicated, all share and per share amounts included herein give retroactive effect to this reverse stock split.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands Except Per Share Amounts, Volumes and Prices)
FINANCIAL DATA
Revenue:
Oil and gas sales	$471,740	714,852	624,925	193,841	173,701
Marketing and processing, net	3,954	3,465	3,094	3,666	6,321

Total revenue	$475,694	718,317	628,019	197,507	180,022
Earnings (loss) before extraordinary items	$24,486	109,354	130,608	19,641	(197,786)
Net earnings (loss)	$21,276	103,743	130,608	19,043	(191,590)
Weighted average number of common shares outstanding	46,935	47,674	46,330	23,971	20,455
Net earnings (loss) attributable to common stock	$21,276	103,743	126,440	19,043	(191,590)
Basic earnings (loss) per share:
Earnings (loss) attributable to common stock before extraordinary items	$.52	2.30	2.73	.82	(9.67)
Extraordinary items	(.07)	(.12)	—	(.03)	.30

Earnings (loss) attributable to common stock	$0.45	2.18	2.73	.79	(9.37)
Diluted earnings (loss) per share:
Earnings (loss) attributable to common stock before extraordinary items	$.51	2.22	2.64	.81	(9.67)
Extraordinary items	(.07)	(.11)	—	(.02)	.30

Earnings (loss) attributable to common stock	$0.44	2.11	2.64	.79	(9.37)
Total assets	$1,924,681	1,796,369	1,752,378	1,474,689	759,736
Long-term debt	$767,219	594,178	622,234	686,153	505,450
Other long-term liabilities	$44,576	37,950	31,241	25,112	24,267
Shareholders' equity	$921,211	923,943	858,966	558,984	168,991

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands Except Per Share Amounts, Volumes and Prices)
OPERATING DATA
Annual production:
Gas (MMCF)	92,068	108,394	113,842	61,702	62,310
Liquids (MBBLS)	8,657	10,600	11,427	4,397	4,269
Average sales price:
Gas (per MCF)	$3.13	4.32	3.23	2.18	1.98
Liquids (per Barrel)	$21.16	23.31	22.46	13.51	11.79
Capital expenditures, net of asset sales	$352,812	416,316	372,688	104,612	461,452
Proved Reserves:
Gas (MMCF)	813,394	828,549	844,058	825,623	564,264
Liquids (MBBLS)	124,366	119,549	89,241	97,086	35,069
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$2,053,148	1,346,653	3,694,431	1,419,022	522,831
Prices used in calculating present value at end of year proved reserves:
Gas (per MCF):
United States	$4.16	2.66	9.52	2.37	2.03
Canada	$3.30	2.06	6.11	1.66	1.38
Liquids (per Barrel):
United States	$27.85	17.01	23.84	22.38	9.51
Canada	$26.63	15.05	23.59	19.98	8.91

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

        On December 7, 2000, Forest completed a merger with Forcenergy Inc (Forcenergy). The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts on the date of the merger. Income and expense amounts reported for the combined company for 2000 include amounts attributable to the operations of both Forest and Forcenergy for the entire year. Forcenergy was merged into Forest on the date of the merger and, accordingly, all amounts attributable to periods after the merger represent the operations of the combined entities.

        The following discussion and analysis should be read in conjunction with Forest's Consolidated Financial Statements and Notes thereto.

Results of Operations

        Net earnings for 2002 were $21,276,000 compared to net earnings of $103,743,000 in 2001. The decrease in earnings was the result of lower production volumes and lower average oil and gas sales prices, offset partially by lower operating expenses. Lower production volumes were primarily the result of property sales in the fourth quarter of 2001, hurricane downtime in the Gulf of Mexico and normal declines caused by reduced capital expenditures.

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

        Marketing and processing, net represents the net margin earned by ProMark as well as processing income earned in the United States. Marketing and processing, net increased 14% to $3,954,000 in 2002 from $3,465,000 in 2001. The increase was due primarily to gas plant income in the United States. Marketing and processing income increased 12% to $3,465,000 in 2001 from $3,094,000 in 2000. The increase was due primarily to an increase in volumes marketed by ProMark in 2001 as well as higher margins on arrangements where the profit was determined as a percentage of natural gas sales prices

        Oil and gas sales revenue decreased by 34% to $471,740,000 in 2002 from $714,852,000 in 2001, primarily as a result of lower product prices and production volumes. The average sales prices received for natural gas and liquids in 2002 decreased 28% and 9%, respectively, compared to the average sales prices in 2001. Production volumes decreased 16% on an MCFE basis in 2002 compared to 2001. Volume decreases were attributable primarily to the Gulf of Mexico Offshore business unit. The Gulf of Mexico properties were impacted by the sale of 50% of Forest's interests in the South Marsh Island and Vermilion areas in the fourth quarter of 2001, and also experienced hurricane downtime and normal production declines that were the result of reduced capital expenditures.

        Oil and gas sales revenue increased by 14% to $714,852,000 in 2001 from $624,925,000 in 2000 due primarily to higher oil and gas prices, offset partially by lower production volumes. The average sales prices for natural gas and liquids in 2001 increased 34% and 4%, respectively, compared to the average sales prices received in 2000. Production volumes for natural gas and liquids on an MCFE basis decreased 6% in 2001 compared to 2000. Volume decreases were attributable primarily to normal declines and property sales affecting Gulf of Mexico properties.

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of workovers that are expensed rather than capitalized because they do not extend the life of the property, product transportation costs, production taxes and ad valorem taxes. In 2002, production expense decreased 15% to $158,699,000 from $186,250,000 in 2001. The decrease was due primarily to lower direct operating expense. In 2001 production expense increased 33% to $186,250,000 from $140,218,000 in 2000. The increase in 2001 was due primarily to increased workover activity, platform refurbishment in the Gulf of Mexico, pipeline maintenance in Alaska, general service cost increases, higher transportation costs and higher ad valorem tax expense.

        Production volumes and weighted average sales prices for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Years Ended December 31,
	2002	2001	2000
Natural Gas
Production (MMCF):
United States	78,543	97,400	102,320
Canada	13,525	10,994	11,522

Total	92,068	108,394	113,842
Sales price received (per MCF)	$3.01	4.16	3.87
Effects of energy swaps and collars (per MCF)(1)	.12	.16	(.64)

Average sales price (per MCF)	$3.13	4.32	3.23
Liquids
Oil and condensate:
Production (MBBLS)	7,531	9,219	9,885
Sales price received (per BBL)	$24.21	23.82	28.72
Effects of energy swaps and collars (per BBL)(1)	(1.72)	.55	(5.65)

Average sales price (per BBL)	$22.49	24.37	23.07
Natural gas liquids:
Production (MBBLS)	1,126	1,381	1,542
Average sales price (per BBL)	$12.27	16.21	18.57
Total Liquids Production (MBBLS):
United States	7,477	9,239	9,891
Canada	1,180	1,361	1,536

Total	8,657	10,600	11,427
Average sales price (per BBL)	$21.16	23.31	22.46
Total Production
Production volumes (MMCFE)	144,010	171,994	182,404
Average sales price (per MCFE)	$3.28	4.15	3.43

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 36,050 MMCF, 42,870 MMCF and 53,078 MMCF in 2002, 2001 and 2000, respectively. Hedged oil and condensate volumes were 3,921,500 barrels, 3,742,500 barrels and 6,953,000 barrels in 2002, 2001 and 2000, respectively. Most of these arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net gains (losses) related to our cash flow hedges were $(1,742,000), $22,781,000 and $(129,091,000), respectively, for the years ended December 31, 2002, 2001 and 2000. Those arrangements that are not designated as cash flow hedges for accounting purposes are recorded as non-operating income or expense.

        General and administrative expense was $39,126,000 in 2002 compared to $30,514,000 in 2001 and $35,580,000 in 2000. Total overhead costs (capitalized and expensed general and administrative costs) were $65,127,000 in 2002 compared to $51,988,000 in 2001 and $56,666,000 in 2000. The increases in 2002 were attributable primarily to increases in employee related expenses, legal expense and insurance expense, lower fixed rate overhead cost recoveries for production operations as a result of the Gulf of Mexico property sale and the related change in operatorship of those properties, and lower fixed rate overhead cost recoveries for drilling activities due to decreased capital spending in the 2002 period. The decreases in 2001 were due to operating synergies associated with the merger with Forcenergy and higher recoveries of overhead related to production operations and drilling activities. The percentage of overhead capitalized remained relatively constant, at approximately 40% during 2002 and 41% during 2001. The percentage of overhead capitalized increased to 41% of total overhead in 2001 compared to 37% in 2000. The increase in the capitalization rate in 2001 was due primarily to an increase in the relative numbers of exploration and development personnel compared to administrative personnel following the merger with Forcenergy. The following table summarizes total overhead costs incurred during the periods:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Overhead costs capitalized	$26,001	21,474	21,086
General and administrative costs expensed(1)	39,126	30,514	35,580

Total overhead costs	$65,127	51,988	56,666

Number of salaried employees at end of year	356	352	349

(1)
Includes $1,484,000, $1,376,000 and $1,386,000 in 2002, 2001 and 2000, respectively, related to marketing operations.

        Merger and seismic licensing costs of $9,836,000 in 2001 and $31,577,000 in 2000 include banking, legal, accounting, printing and other consulting costs related to the merger; severance paid to terminated employees; expenses for office closures, employee relocation, data migration and systems integration; and costs of transferring seismic licenses from Forcenergy to Forest.

        Depreciation and depletion expense was $186,221,000 in 2002 compared to $226,033,000 in 2001. The decrease was attributable primarily to lower production volumes. On a per-unit basis, the depletion rate was $1.26 per MCFE in 2002 compared to $1.29 per MCFE in 2001. Depreciation and depletion expense increased to $226,033,000 in 2001 from $212,480,000 in 2000 due primarily to a higher per-unit rate. The depletion rate increased to $1.29 per MCFE in 2001 compared to $1.15 per MCFE in 2000, due primarily to capital spending and higher estimates for future development costs during the first nine months of 2001, offset partially by a reduction in future development costs, credits to the full cost pool for property sales and increases in estimated proved reserves in the last three months of 2001.

        At December 31, Forest had the following costs of undeveloped properties which were not subject to depletion:

	United States	Canada	International	Total
		(In Thousands)
2002	$77,863	27,240	66,533	171,636
2001	$86,460	48,577	51,577	186,614
2000	$132,807	33,524	40,432	206,763

        No impairments were recorded in 2002. In 2001, Forest recorded impairments of oil and gas properties located outside North America of $18,072,000. Of this amount, approximately $10,000,000 related to an unsuccessful well in Albania. Impairments were also recognized in other countries based on expiration of certain concessions and evaluations of the viability of projects in those countries. In 2000, Forest recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand.

        In 2001, there was an impairment of contract value of $3,239,000 related to the netback pool administered by ProMark. The unamortized portion of the contract values recorded in the 1996 acquisition of ProMark was reduced to more closely match the remaining cash flows.

        Other expense of $703,000 in 2002 consisted primarily of franchise taxes. Other expense of $9,592,000 in 2001 consisted primarily of a reserve of $8,305,000 for 100% of receivables due from Enron for physical sales of natural gas. Other income of $1,757,000 in 2000 consisted primarily of interest income earned by Forcenergy.

        Interest expense of $50,433,000 in 2002 increased $523,000 or 1% compared to 2001 due primarily to higher debt balances that were, on average, 19% higher, offset partially by lower interest rates on variable and fixed rate debt. Interest expense of $49,910,000 in 2001 decreased $10,359,000 or 17% compared to 2000 due to lower average debt balances that were, on average, 4% lower, lower rates on variable and fixed rate debt and a net gain of $1,163,000 recognized under interest rate swap agreements.

        Foreign currency translation gains (losses) were $332,000 in 2002, $(7,872,000) in 2001 and $(7,102,000) in 2000. The foreign currency translation gains and losses were the result of translation of the 8 3/4% Notes issued by Canadian Forest and were attributable to the increases and decreases in the value of the Canadian dollar relative to the U.S. dollar during the periods. Forest was required to recognize the noncash foreign currency translation gains or losses related to the 8 3/4% Notes because the debt was denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. All of the outstanding notes were redeemed on September 15, 2002.

        There was a realized loss on derivative instruments of $1,253,000 in 2002 and a realized gain on derivatives of $11,556,000 in 2001. The loss in 2002 was due primarily to a $1,823,000 net settlement of a call option related to two terminated interest rate swaps associated with our 8% Senior Notes. The gain in 2001 was due primarily to oil and natural gas prices being, in the aggregate, lower than the prices established in certain derivative contracts that did not qualify for hedge accounting. This gain was partially offset by a $2,255,000 writeoff of 100% of the asset value of energy swaps where Enron was the counterparty.

        There was a net unrealized loss on derivative instruments of $788,000 in 2002 compared to a net unrealized gain on derivative instruments of $376,000 in 2001. The loss in 2002 was attributable primarily to decreases in the estimated future value of existing commodity swaps and collars as a result of increases in commodity futures prices. The gain in 2001 represents primarily the excess of the fair value over the intrinsic value of oil and gas derivatives designated as hedges. These realized and unrealized gains on derivative instruments were recorded separately in non-operating income since the instruments do not qualify as cash flow hedges under the accounting rules governing hedging activities that were adopted in 2001.

        Forest recorded current income tax expense of $268,000 in 2002 compared to $2,365,000 in 2001 and $1,666,000 in 2000. The decrease in 2002 compared to 2001 is due primarily to decreases in pre-tax profitability and reduced state tax provisions. The increase in 2001 compared to 2000 is due primarily to increases in pre-tax profitability and higher state tax provisions.

        Deferred income tax expense was $14,049,000 in 2002, compared with $77,212,000 in 2001 and $4,400,000 in 2000. The decrease in 2002 compared to 2001 was due primarily to reduced pre-tax profitability. The increase in 2001 compared to 2000 was due primarily to increased pre-tax profitability and to the recognition in 2000 of the future income tax benefit of previously unrecognized deferred tax assets.

        The extraordinary loss on extinguishment of debt of $3,210,000 in 2002 resulted from the repurchase of $5,300,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103.5% of par value, the repurchase of $22,210,000 principal amount of 10 1/2% Senior Subordinated Notes at approximately 107.8% of par value, and the redemption of $57,948,000 outstanding principal amount of 8 3/4% Senior Subordinated Notes at 104.375% of par value. The extraordinary loss on extinguishment of debt of $5,611,000 in 2001 resulted from the redemption of $129,152,000 and $8,820,000 principal amount of 8 3/4% and 10 1/2% Senior Subordinated Notes, respectively, at 102.764% and 106% of par value, respectively.

Liquidity and Capital Resources

        Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the use of bank credit facilities and cash provided by operating activities as well as through the issuance of debt and equity securities, when market conditions permit. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

        We continually examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, preferred stock or other equity securities, the issuance of net profits interests, sales of non-strategic assets, prospects and technical information, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

        Working Capital.    Working capital is the amount by which current assets exceed current liabilities. It is normal for Forest to report working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable related to exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities.

        Forest had a working capital deficit, exclusive of the effects of derivatives, of approximately $15,159,000 at December 31, 2002 compared to a deficit of approximately $56,230,000 at December 31, 2001. The decrease in the deficit was due primarily to a decrease in accounts payable due to lower exploration and development activity, offset by a decrease in accounts receivable as a result of lower production prices and decreased production.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $190,067,000 in 2002 compared to $498,013,000 in 2001. The decrease was due primarily to lower product prices and decreased production. Cash used for investing activities in 2002 was $356,643,000 compared to $421,196,000 in 2001. The decrease was due primarily to decreased exploration and development activity in 2002, offset partially by lower property sales in 2002 compared to 2001. Net cash provided by financing activities in 2002 was $171,563,000 compared to net cash used of $81,196,000 in 2001. The 2002 period included net bank debt borrowings of $75,389,000, proceeds from the settlement of interest rate swaps of $35,630,000 and net proceeds of $146,846,000 from the issuance of the 7 3/4% Notes, offset by repurchases of the 10 1/2% Notes of $23,935,000 and repurchases and redemptions of the 8 3/4% Notes of $66,248,000. The 2001 period included net repayments of bank debt of $313,560,000, cash used for redemption of 8 3/4% Senior Subordinated Notes of $131,933,000, cash used for the purchase of treasury stock of $55,803,000, and net cash inflows of $420,550,000 from the issuance of two series of 8% Senior Notes.

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

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Property acquisition costs:
Proved properties	$3,938	31	20,213
Undeveloped properties	(13)	—	2,486

	3,925	31	22,699
Exploration costs:
Direct costs	89,117	214,194	126,367
Overhead capitalized	13,246	9,820	7,013

	102,363	224,014	133,380
Development costs:
Direct costs	235,177	328,962	217,886
Overhead capitalized	12,755	11,654	14,073

	247,932	340,616	231,959

Total capital expenditures for property acquisition, exploration and development	$354,220	564,661	388,038

        Forest's anticipated expenditures for exploration and development in 2003 are estimated to range from $300,000,000 to $350,000,000. We intend to meet our 2003 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we experience increased cash flow or access additional sources of capital.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

        Bank Credit Facilities.    We have credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank Canada. The credit facilities mature in October 2005. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. These finanical covenants will affect the amount available and our ability to borrow amounts under the credit facility. In addition, if the rating on our bank credit facilities is downgraded below BB+ by Standard & Poor's Rating Services (S&P) and Ba1 by Moody's Investors Services (Moody's), the available borrowing amount under the credit facilities would be determined by a formula based on the value of certain oil and gas properties (a borrowing base) subject to semi-annual re-determination. As a result, the available borrowing amount could be increased or reduced under the borrowing base tests.

        Under the most restrictive of the financial covenants contained in our credit facilities, the unused borrowing amount under the credit facilities at December 31, 2002 was approximately $150,000,000 in addition to amounts outstanding. At February 28, 2003, under the most restrictive of these financial covenants, our unused borrowing amount under the credit facilities was approximately $168,000,000.

        At December 31, 2002, there were outstanding borrowings of $95,000,000 under the U.S. credit facility at a weighted average interest rate of 3.24% and there were no outstanding borrowings under the Canadian credit facility. At February 28, 2003, the outstanding borrowings under the U.S. credit facility were $145,000,000 at a weighted average interest rate of 3.06%, and there were no outstanding borrowings under the Canadian credit facility. At February 28, 2003, Forest had used the credit facilities for letters of credit in the amount of $6,162,000 U.S. and $976,000 CDN.

        Our U.S. credit facility is secured by a lien on, and a security interest in, a majority of our proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

        Credit Ratings.    Our bank credit facilities and our senior notes are separately rated by two ratings agencies: Moody's and S&P. In addition, S&P has assigned Forest a general corporate credit rating. From time to time, our assigned credit ratings may change. In assigning ratings, the rating agencies evaluate a number of factors, such as our industry segment, volatility of our industry segment, the geographical mix and diversity of our asset portfolio, the allocation of properties and exploration and drilling activities among short-lived and longer-lived properties, the need and ability to replace reserves, our cost structure, our debt and capital structure, and our general financial condition and prospects.

        Our bank credit facilities include conditions that are linked to our credit rating. The fees and interest rates on our commitments and loans, as well as our collateral obligations, are affected by our credit ratings. For example, if our credit rating is downgraded from its current level, the amount of credit that is available under the credit facilities will be determined by a borrowing base. The available borrowing amount could be increased or be reduced under the borrowing base tests. If as a result of a downgrade of our credit rating a borrowing base is established at a level below our then outstanding borrowings under the credit facilities, we would be required to repay the excess of outstanding borrowings over the newly established borrowing base. If we were unable to pay such excess, it would cause an event of default.

        The agreements governing our senior notes do not include adverse triggers that are tied to our credit ratings. The terms of our senior notes include provisions that will allow us greater flexibility if the credit ratings improve to investment grade and other tests have been satisfied. In this event, we would have no further obligation to comply with certain restrictive covenants contained in the indentures governing the senior notes. Our ability to raise funds and the costs of such financing activities may be affected by our credit rating at the time any such activities are conducted.

        Dispositions of Assets.    As a part of our ongoing operations, we routinely dispose of non-strategic assets. Assets with marginal value or which are not consistent with our operating strategy are identified for sale or trade.

        During 2002, we disposed of properties with estimated proved reserves of approximately 3.4 BCF of natural gas and 738,000 barrels of oil for total proceeds of approximately $5,465,000. During 2001, we disposed of properties with estimated proved reserves of approximately 69.8 BCF of natural gas and 4,868,000 barrels of oil for total proceeds of approximately $152,872,000. Of this amount, approximately $118,000,000 related to properties located in the offshore Gulf of Mexico area in which we sold 50% of our interests to Unocal in connection with a strategic joint venture program. During 2000, Forest disposed of properties with estimated proved reserves of approximately 28.3 BCF of natural gas and 913,000 barrels of oil for total net proceeds of $17,304,000.

        Termination of Interest Rate Swaps.    During 2002, Forest terminated two interest rate swaps related to its 8% Senior Notes and one interest rate swap related to its 7 3/4% Senior Notes. We received net proceeds of approximately $35,630,000 related to those terminations, which amount was used for general corporate purposes. From inception to September 30, 2002, the effective rates on Forest's 8% Senior Notes due 2008 and 2011 were reduced to 7.18% and 7.32%, respectively, as a result of the original swaps. From October 1, 2002, to maturity, the effective rates on the 8% Senior Notes due 2008 and 2011 will be reduced to 7.24% and 7.66%, respectively, as a result of amortization of the gain related to termination of those swaps. From date of issuance to December 27, 2002, the effective rate on Forest's 7 3/4% Senior Notes was reduced to approximately 3.50% as a result of the original swap. From December 28, 2002, to maturity, the effective rate on the 7 3/4% Senior Notes will be reduced to approximately 6.87% as a result of amortization of the gain related to termination of the swap.

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

        In January 2003, we issued 7,850,000 shares of common stock at a price of $24.50 per share. Net proceeds from this offering (before any exercise of the underwriters' over-allotment option), were approximately $184,400,000 after deducting underwriting discounts and commissions and the estimated expenses of the offering. Forest used the net proceeds from the offering to repurchase, immediately following the closing of the offering, 7,850,000 shares from The Anschutz Corporation and certain of its affiliates. The shares repurchased were cancelled immediately upon repurchase. In February 2003, an additional 900,000 shares of common stock were issued pursuant to exercise of the underwriters' over-allotment option. The net proceeds of $21,168,000 were used for general corporate purposes.

        Securities Redeemed and Repurchased.    During 2002, we repurchased $5,300,000 principal amount of 8 3/4% Senior Subordinated Notes at approximately 103.5% of par value; $22,210,000 principal amount of our 10 1/2% Senior Subordinated Notes at approximately 107.8% of par value; and redeemed $57,948,000 outstanding principal amount of 8 3/4% Senior Subordinated Notes at 104.375% of par value, resulting in an aggregate loss of $3,210,000. In January 2003 we redeemed the remaining $65,970,000 outstanding principal amount of our 10 1/2% Senior Subordinated Notes at 105.25% of par value, resulting in a loss of $3,972,000 recorded in the first quarter of 2003. During 2002 we purchased 21,894 shares of our common stock at an average price of $24.68 per share pursuant to our odd-lot stock buyback program.

        Contractual Obligations.    The following table summarizes our contractual obligations as of December 31, 2002:

	2003	2004	2005	2006	2007	After 2007	Total
	(In Thousands)
Bank debt(1)	$—	—	95,000	—	—	—	95,000
Other long-term debt(2)	—	—	—	65,970	—	575,000	640,970
Operating leases(3)	4,556	4,430	3,876	1,932	1,250	1,766	17,810
Unconditional purchase obligations(4)(5)	29,517	13,209	13,049	12,912	2,629	1,438	72,754
Approved capital projects(6)	14,164	—	—	—	—	—	14,164

Total contractual obligations	$48,237	17,639	111,925	80,814	3,879	578,204	840,698

(1)
Bank debt consists of our U.S. and Canadian lines of credit. For a more detailed discussion of our long-term debt, see Item 7a, Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk and Note 4 of Notes to Consolidated Financial Statements.
(2)
Other long-term debt consists of our senior and senior subordinated notes. On January 15, 2003 Forest redeemed the outstanding $65,970,000 principal amount of our 10 1/2% Senior Subordinated Notes due 2006 using borrowings under our credit facilities. For a more detailed discussion of our long-term debt, see Item 7a, Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk and Note 4 of Notes to Consolidated Financial Statements.
(3)
Consists primarily of leases for office space and leases for well equipment rentals.
(4)
Consists primarily of firm commitments for drilling services, and for gathering, processing and pipeline capacity. Gathering, processing and pipeline capacity commitments in areas that have secondary markets may be mitigated in the future if firm capacities are no longer required. ProMark, on behalf of the ProMark Netback Pool, has firm commitments for pipeline capacity of approximately $47,515,000 through 2007. Canadian Forest, as one of the producers in the ProMark Netback Pool, supplied 42% of the gas to the ProMark Netback Pool in 2002.
(5)
Purchase commitments associated with ProMark's trading activities were excluded from the table as all purchase commitments are immediately offset by sales commitments. For a more detailed discussion of ProMark's trading activities, see Part II, Item 7a, Qualitative and Quantitative Disclosures About Market Risk—Commodity Price Risk and Note 11 of Notes to Consolidated Financial Statements.
(6)
Consists of our net share of budgeted expenditures under Authorizations for Expenditure (AFEs) that were approved by us and our joint venture partners as of December 31, 2002. Includes AFEs for which Forest is the operator as well as those operated by others.

        In addition to the above commitments, we are committed to make approximately $11,028,000 of capital expenditures over the next three years pursuant to the terms of an exploration agreement in Canada and other foreign concession arrangements. Nonperformance under these agreements could result in the loss of acreage and concession rights.

        Forest also makes delay rental payments to lessors during the primary terms of oil and gas leases to delay drilling of wells, usually for one year. Although we are not obligated to make such payments, discontinuing them would result in the loss of the oil and gas lease. Our total maximum commitment under these leases, through 2012, totaled approximately $5,683,000 as of December 31, 2002.

        Other Obligations.    We hold a 40% equity interest in an affiliate that owns and operates a petroleum pipeline system within the Cook Inlet area of Alaska. In our capacity as a shareholder, we have agreed to fund our proportionate share of the operating costs and expenses of this affiliate. We may have contingent obligations in the event the affiliate experiences cash deficiencies. In addition, we may have other contingent obligations if it is unable to meet its indemnification requirements or its obligations to the operator of the pipeline. We are unable to predict or quantify the amount of these obligations, although we have obtained insurance to mitigate the impacts of certain eventualities.

        Surety Bonds.    In the ordinary course of our business and operations, we are required to post surety bonds from time to time with third parties, including governmental agencies. As of February 28, 2003, we have obtained surety bonds from a number of insurance and bonding institutions covering certain of our operations in the United States and Canada in the aggregate amount of approximately $21,400,000. In connection with their administration of offshore leases in the Gulf of Mexico, the MMS annually evaluates each lessee's plugging and abandonment liabilities. The MMS reviews this information and applies certain financial tests including, but not limited to, current asset and net worth tests. The MMS determines whether each lessee is financially capable of paying the estimated costs of such plugging and abandonment liabilities. We annually provide the MMS with our financial information. If we do not satisfy the MMS requirements, we could be required to post supplemental bonds. In the past, Forest has not been required to post supplemental bonds; however, we cannot assure you that we will satisfy the financial tests and remain on the list of MMS lessees exempt from the supplemental bonding requirements. We cannot predict or quantify the amount of any such supplemental bonds or the annual premiums related thereto, but the amount could be substantial.

Impact of Recently Issued Accounting Pronouncements

        Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation and depletion for oil and gas properties without recording a separate liability for such amounts. Upon adoption of SFAS No. 143, we expect to record an increase to net properties and equipment between $125 million and $175 million, an asset retirement obligation liability between $125 million and $175 million, and a cumulative effect of the change in accounting principle between an after-tax charge of $5 million and an after-tax gain of $5 million.

        Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), was issued in April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. We expect adoption of this Statement to result in the reclassification of losses on extinguishment of debt for all periods from extraordinary to other income and expense.

        Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for Forest in January 2003. We expect the adoption of SFAS No. 146 to have no impact on our financial statements.

        EITF Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10, was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. Certain provisions of EITF Issue No. 02-03 relating to gross versus net presentations were effective for Forest in the third quarter of 2002 and, accordingly, we have presented our revenue and expenses from marketing and processing activities as a net revenue line item in the accompanying statements of operations. The remaining provisions effective January 1, 2003 will have no impact on our financial statements.

        Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123(SFAS No. 148), was issued in December 2002. The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. Our accounting for stock-based compensation will not change as a result of SFAS No. 148 as we intend to continue following the provisions of APB 25. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 1 of our consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002 (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. Forest is not a guarantor under any significant guarantees and thus this Interpretation is not expected to have a significant effect on our financial position or results of operations.

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, was issued in January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We do not expect the adoption of this standard to have any impact on our financial position or results of operations.

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

  •
  the price of oil and gas imports; or

  •
  general economic conditions.

        Hedging transactions may limit our potential gains.    In order to manage our exposure to price risks in the marketing of our oil and natural gas, we enter into oil and gas price hedging arrangements with respect to a portion of our expected production. Our hedges are limited in duration, usually for periods of one year or less. While intended to reduce the effects of volatile oil and gas prices, such transactions may limit our potential gains if oil and gas prices rise substantially over the price established by the arrangements. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

  •
  our production is less than expected;

  •
  there is a widening of price basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

  •
  the counterparties to our future contracts fail to perform under the contracts; or

  •
  a sudden unexpected event materially impacts oil or natural gas prices.

        We cannot assure you that our hedging transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. For further information concerning prices, market conditions and energy swap and collar agreements, see Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this Form 10-K, and Notes 9 and 11 of Notes to Consolidated Financial Statements.

        Certain parties with whom we have long-term and short-term contracts may fail to perform.    We have long-term and short-term contracts, including agreements for the sale of oil and natural gas. In 2003, we expect that our sales contracts may be concentrated among a smaller number of parties. For example, in 2003 we anticipate that we will sell our oil production in the Cook Inlet area to a single refiner, Tesoro Alaska Petroleum Company and its affiliate. These parties could fail to perform their contractual obligations as a result of circumstances that are beyond our control. Our ability to enforce these contractual obligations may be adversely affected by bankruptcy and other creditors' rights laws. We cannot guarantee that our oil and gas purchasers will not experience material changes in their financial condition that would impact our ability to collect outstanding amounts and efficiently market our oil and gas production.

        We may not be able to obtain adequate financing to execute our operating strategy.    We have historically addressed our long-term liquidity needs through the use of bank credit facilities and cash provided by operating activities as well as through the issuance of debt and equity securities when market conditions permit. We continue to examine the following alternative sources of long-term capital:

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

        We may not be able to fund our planned capital expenditures.    We spend and will continue to spend a substantial amount of capital for the development, exploration, acquisition and production of oil and natural gas reserves. Our capital expenditures for exploration and development during 2002, 2001 and 2000 totaled $354 million, $565 million and $388 million, respectively. We expect such capital expenditures in 2003 to be approximately $300 million to $350 million. If low oil and natural gas prices, drilling or production delays, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our drilling and development program.

        In addition, if availability under our credit facilities is reduced as a result of the covenants and financial tests contained in the agreements, our ability to fund our planned capital expenditures could be adversely affected. After utilizing our available sources of financing, we could be forced to raise additional debt or equity proceeds to fund such expenditures. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

        A curtailment of capital spending could adversely affect our ability to replace production and our future cash flow from operations.

        Estimates of oil and gas reserves are uncertain and inherently imprecise.    This Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

        Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth. In certain situations, hydrocarbon reservoirs underlying our properties may extend beyond the boundaries of our own acreage to adjacent acreage owned by others. In this case, our properties may also be susceptible to hydrocarbon drainage from production by the operators on those adjacent properties. Also, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenue, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used. Such variances may be material.

        At December 31, 2002, approximately 37% of our estimated proved reserves were undeveloped compared to 39% at December 31, 2001. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. In estimating our proved reserves we have assumed that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with generally accepted petroleum engineering and evaluation principles, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See Note 14 of Notes to Consolidated Financial Statements.

        You should not assume that the present value of future net cash flows referred to in this Form 10-K is the current market value of our estimated oil and gas reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from estimated proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor for Forest. The effective interest rate at various times and the risks associated with Forest or the oil and gas industry in general will affect the appropriateness of the 10% discount factor.

        The process of estimating oil and gas reserves is a complex subjective process of estimating underground accumulations of oil and natural gas and their recoverability that cannot be measured in an exact way. Such process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of such data. Therefore, these estimates are inherently imprecise and different reserve engineers may analyze the same data and determine different reserve estimates.

        For example, we engaged Ryder Scott Company, independent petroleum engineers, to review our process as well as our estimates of proved oil and gas reserves, future net cash flows and discounted future net cash flows at December 31, 2002. Upon consummation of that review, Ryder Scott provided us with their opinion indicating that, on an aggregate basis, our estimates of proved reserves and discounted future net cash flows complied with the definitions and disclosure guidelines of the Securities and Exchange Commission and were prepared in accordance with generally accepted procedures for the estimation of future reserves and that such estimates fairly reflected the estimated net reserves owned by us. As part of its review, Ryder Scott established an acceptable variance and determined that Forest's estimates were within this variance. In the aggregate, Ryder Scott's estimates of reserve quantities were lower than Forest's by approximately 10%.

        Leverage will materially affect our operations.    As of December 31, 2002, our long-term debt was approximately $767 million, including approximately $95 million outstanding under our global bank credit facilities with a syndicate of banks led by JPMorgan Chase and J.P. Morgan Bank Canada. Our long-term debt represented 45% of our total capitalization at December 31, 2002.

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

        If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, or repay such debt with the proceeds of any equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future debt or equity financing will be available to pay or refinance such debt. In addition, if our bank credit facility rating is downgraded, our ability to borrow under our credit facilities would be subject to a borrowing base that would be re-determined semi-annually. If, following such a re-determination, our outstanding borrowings exceeded the amount of the re-determined borrowing base, we would be forced to repay a portion of the outstanding borrowings in excess of the re-determined borrowing base. We cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale would have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, our credit ratings and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

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

        We may incur significant abandonment costs or be required to post substantial performance bonds in connection with the plugging and abandonment of wells, platforms and pipelines.    We are responsible for the costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and gas properties, pro rata to our working interest. Prior to January 1, 2003 we provided for expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization. We also accounted for these future liabilities by including all projected abandonment costs as a reduction in the future cash flows from our reserves in our reserve reporting. As of January 1, 2003, after adoption of SFAS No. 143, our asset retirement obligation liability is estimated to be approximately $125 million to $175 million, primarily for properties in offshore Gulf of Mexico and Alaska waters. Approximately $25 million of abandonment costs are anticipated to be incurred in 2003, all of which are expected to be funded by cash flow from operations. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, changes in abandonment techniques and technology, and changes in environmental laws and regulations.

        We may not be able to replace production with new reserves.    In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Gulf of Mexico reservoirs experience steep declines, while the declines in long-lived fields in other regions are lower. Production from Gulf of Mexico reservoirs represented approximately 46% of our total production in 2002. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful exploration and development activities. Forest's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

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

  •
  unexpected drilling conditions;

  •
  geological irregularities or pressure in formations;

  •
  equipment failures or accidents;

  •
  weather conditions;

  •
  shortages in labor; and

  •
  shortages or delays in the delivery of equipment.

  •
  failure to secure necessary regulatory approvals and permits.

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

        Our Redoubt Shoal Prospect in Alaska is an important property on which we have spent and have budgeted to spend substantial amounts.    Our discovery at Redoubt Shoal in the Cook Inlet of Alaska is an important property on which we have recorded in excess of 50 MMBBLS of estimated proved reserves and where we spent substantial amounts to commence production operations in December 2002. In order to complete the construction of our facilities and conduct ongoing operations in the Cook Inlet area, we have obtained various Federal and state governmental approvals, permits and licenses and entered into agreements with individual landowners. A third party has commenced a legal challenge to the regulatory review and approval process for the development and production phase of our Redoubt Shoal project. The outcome of this litigation is inherently difficult to predict with any certainty. The litigation could result in a court ordering a temporary halt in production. We cannot predict the effect of a curtailment of production for a significant period of time on our financial condition and results of operations. See Part I, Item 3 of this Form 10-K for additional information concerning this litigation.

        We may be restrained in our ability to market production due to the availability, proximity and capacity limits of pipelines. There currently is only one crude oil refiner, Tesoro Alaska Petroleum Company, located in the Cook Inlet area. If we are unable to sell to this refiner we would be forced to market our production through other sources with the result that we might be forced to sell our production at a lower net price.

        Once construction at our Kustatan onshore production facility is complete, all Redoubt Shoal production will flow through that single facility. The facility is a new project and we may experience problems in its start-up. Since a significant portion of our oil recovery at Redoubt Shoal will come from a secondary recovery water injection program, there is risk that ultimate recovery will vary from our estimates based on the performance of the water injection program. Also, we intend to continue to drill additional wells to develop this field. We are currently drilling and producing from a single platform. Any difficulties in production or drilling operations could adversely affect both. In addition, the area in which we operate in Alaska may experience volcanic activity, tremors and earthquakes. Depending on the severity of these types of disturbances, they could cause substantial damage to our facilities and interrupt production.

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

        Our international operations may be adversely affected by currency fluctuations and economic and political developments.    We have significant oil and gas operations in Canada. The expenses of such operations, which represented approximately 10% of consolidated cash costs of oil and gas operations, are payable in Canadian dollars. Most of the revenue from Canadian natural gas and oil sales, which represented 11% of total oil and gas revenue in 2002, is based upon U.S. dollars price indices. As a result, Canadian operations are subject to the risk of fluctuations in the relative value of the Canadian and U.S. dollars. We have also acquired additional oil and gas assets in other countries. Although there are no material operations in these countries, our foreign operations may also be adversely affected by political and economic developments, royalty and tax increases and other laws or policies in these countries, as well as U.S. policies affecting trade, taxation and investment in other countries. In South Africa we have an interest in offshore properties with the potential for gas production. No proved reserves have been assigned to these properties as commercial sales contracts have not been established. If we are unable to arrange for commercial use of these properties, we may not be able to recoup our investment and will not realize our anticipated financial and operating results for these properties.

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

        Our future acquisitions may not contain economically recoverable reserves.    Our recent growth is due in part to our merger with Forcenergy in 2000 and acquisitions of producing properties. A successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review may not reveal all existing or potential problems. In addition, the review will not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every platform or well. Even when a platform or well is inspected, structural and environmental problems are not necessarily discovered. We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

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

        The significant ownership position of Anschutz could limit Forest's ability to enter into certain transactions.    As of February 28, 2003, The Anschutz Corporation and its affiliates (Anschutz) owned approximately 15.3% of our outstanding common stock, in addition to options to purchase 10,000 shares of common stock and warrants to purchase 522,216 shares of common stock. Two of Forest's directors are officers of Anschutz. Therefore, Anschutz may substantially influence matters being considered by Forest and its board of directors.

        Because of Anschutz's stock ownership and board positions, a third party probably would not offer to pay a premium to acquire Forest without the prior agreement of Anschutz, even if the board of directors should choose to attempt to sell Forest in the future. In addition, if shareholder approval would be required by New York Stock Exchange rules, Anschutz's opposition to such a transaction could significantly reduce the likelihood of its approval.

        We do not pay dividends.    We have not declared any cash dividends on our common stock in a number of years and have no intention to do so in the near future. In addition, we are limited in the amount we can pay by our global credit agreement and the indentures pursuant to which our subordinated notes were issued.

        Our Restated Certificate of Incorporation and By-laws have provisions that discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.    Certain provisions of our Restated Certificate of Incorporation and By-Laws and provisions of the New York Business Corporation Law may have the effect of delaying or preventing a change in control. Our directors are elected to staggered terms. Also, our Restated Certificate of Incorporation authorizes our board of directors to issue preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights of those shares as the board may determine. Additional provisions include restrictions on business combinations, the availability of authorized but unissued common stock and notice requirements for shareholder proposals and director nominations. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

        Our board of directors has adopted a shareholder rights plan. The existence of the rights plan may impede a takeover of Forest not supported by the board of directors, including a proposed takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing market price of our common stock.

Critical Accounting Policies, Estimates, Judgments and Assumptions

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

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, depreciation and amortization, the amount of future net revenues used in computing the ceiling test limitations and the amount of abandonment obligations used in such calculations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties, the valuation of deferred tax assets, and the estimation of fair values for derivative instruments.

        The use of estimates, judgments and assumptions and the potential effects thereof are further described in "—Risk Factors—Estimates of oil and gas reserves are uncertain and inherently imprecise" in this Item 7 and in Notes to Consolidated Financial Statements.

        Full Cost Method of Accounting.    We use the "full cost method" of accounting for our oil and gas operations. Separate cost centers are maintained for each country in which we incur costs. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each full cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. A reserve is also provided for estimated future development costs related to proved reserves and for estimated future costs of site restoration, dismantlement and abandonment as a component of depletion expense. Changes in estimates of reserves, future development costs or future abandonment costs are accounted for prospectively in the depletion calculations. Assuming consistent production year over year, our depletion expense will be significantly higher or lower if we significantly decrease or increase our estimates of remaining proved reserves.

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

        Changes in estimates of discounted future net revenues will affect the calculation of the ceiling limitation. We did not have any writedowns related to the full cost ceiling limitation in 2002, 2001 or 2000. As of December 31, 2002, the ceiling limitation exceeded the carrying value of our oil and gas properties by approximately $692,000,000 in the U.S. and $60,000,000 (CDN) in Canada. Estimates of discounted future net cash flows at December 31, 2002 were based on average natural gas prices of approximately $4.16 per MCF in the U.S. and approximately $3.30 per MCF in Canada and on average liquids prices of approximately $27.85 per barrel in the U.S. and approximately $26.63 per barrel in Canada. A reduction in oil and gas prices and/or estimated quantities of oil and gas reserves would reduce the ceiling limitation in the U.S. and Canada and could result in a ceiling test writedown.

        In countries where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized as unproved property costs until proved reserves have been established or until exploration activities cease. If exploration activities result in the establishment of proved reserves, amounts are reclassified as proved properties and become subject to depreciation, depletion and amortization and the application of the ceiling test. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs are charged against earnings as impairments. As of December 31, 2002, costs related to these international projects of approximately $66,533,000 were not being depleted pending determination of the existence of proved reserves. In 2002 no impairments were recorded. In 2001, we recorded an impairment of $18,072,000 related to the concessions in Albania, Australia, Italy, Romania, Tunisia and Thailand. In 2000 we recorded an impairment of $5,876,000 related to unsuccessful exploratory wells drilled in Switzerland and Thailand.

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

        Fair Values of Derivative Instruments.    We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. We recognize the fair value of all derivative instruments as assets or liabilities on the balance sheet. The accounting treatment of the changes in fair value is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. For cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges to the extent the hedge is effective, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the asset or liability being hedged. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in fair value are recognized in earnings as non-operating income or expense.

        The estimation of fair values for our hedging derivatives requires substantial judgment. The fair values of our derivatives are estimated on a monthly basis using an option-pricing model. The option-pricing model uses various factors that include closing exchange prices on the NYMEX, volatility and the time value of options. The estimated future prices are compared to the prices fixed by the hedge agreements, and the resulting estimated future cash inflows (outflows) over the lives of the hedges are discounted using estimated weighted average cost of the debt. These pricing and discounting variables are sensitive to market volatility as well as to changes in future price forecasts, regional price differentials and interest rates.

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

        The entitlements method of accounting for oil and gas sales allows for recognition of revenue based on Forest's actual share of jointly owned production, and matches revenue with related operating expenses. In addition, it provides balance sheet recognition of the estimated value of product imbalances. At December 31, 2002, Forest had taken approximately 993 MMCF more than its entitled share of production. The estimated value of this imbalance of approximately $2,487,000 was recorded as a long-term liability.

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

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize its United States net deferred tax asset at December 31, 2002, the Company will need to generate future taxable income of approximately $128,968,000 prior to the expiration of the net operating loss carryforwards in 2003 to 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada and, through ProMark, our marketing subsidiary, we market natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, Forest enters into commodity swaps, collars and other financial instruments. All of our commodity swaps and collar agreements and a portion of our basis swaps in place at December 31, 2002 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 42%, 47% and 52% of our consolidated production, on an equivalent basis, during the years ended December 31, 2002, 2001 and 2000, respectively.

        Long-Term Sales Contracts.    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool which is operated by ProMark on behalf of Canadian Forest. At December 31, 2002, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

		Natural Gas
	BCF	Sales Price per MCF
2003	5.5	$2.78 CDN
2004	5.5	$2.88 CDN
2005	5.5	$2.99 CDN
2006	5.5	$3.11 CDN
2007	5.5	$3.23 CDN
2008	5.5	$3.36 CDN
2009	3.6	$4.06 CDN
2010	1.7	$6.23 CDN
2011	.8	$6.57 CDN

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

        Canadian Forest, as one of the producers in the netback pool, is obligated to supply its contract quantity. In 2002, Canadian Forest supplied 42% of the total netback pool sales quantity. In the 2003/2004 contract year, it is estimated that Canadian Forest will supply approximately 42% of the netback pool quantity. We expect that Canadian Forest's pro rata obligations as a gas producer will increase in 2005 and future years. In order to satisfy their supply obligations, the ProMark Netback Pool and Canadian Forest may be required to cover their obligations in the market.

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

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
2003	.6	$3.82 CDN
2004	.6	$3.96 CDN
2005	.6	$4.11 CDN
2006	.5	$4.27 CDN

        Hedging Program.    In a typical commodity swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of December 31, 2002, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
First Quarter 2003	41.6	$3.88	8,000	$23.62
Second Quarter 2003	80.0	$4.10	10,500	$24.54
Third Quarter 2003	60.0	$4.07	7,000	$23.21
Fourth Quarter 2003	33.5	$4.16	7,000	$23.16
First Quarter 2004	—	$—	5,000	$23.07
Second Quarter 2004	20.0	$3.90	3,000	$23.10
Third Quarter 2004	20.0	$3.90	2,000	$22.98
Fourth Quarter 2004	6.7	$3.90	2,000	$22.98

        Between January 1, 2003 and March 7, 2003, we entered into the following swaps accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Hedged Price per MMBTU
First Quarter 2003	13.1	$4.88
Second Quarter 2003	40.0	$5.08
Third Quarter 2003	40.0	$5.08
Fourth Quarter 2003	26.7	$4.98

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production if prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of December 31, 2002, Forest had entered into the following gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
First Quarter 2003	80.0	$3.44	$5.10
Second Quarter 2003	20.0	$3.25	$4.08
Third Quarter 2003	20.0	$3.25	$4.08
Fourth Quarter 2003	33.3	$3.49	$4.93
First Quarter 2004	40.0	$3.55	$5.15
	Oil (NYMEX WTI)
	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
First Quarter 2003	5,500	$23.36	$27.04
Second Quarter 2003	3,000	$22.00	$25.42
Third Quarter 2003	3,000	$22.00	$25.42
Fourth Quarter 2003	3,000	$22.00	$25.42
First Quarter 2004	2,000	$22.00	$24.08

        Between January 1, 2003 and March 7, 2003, we did not enter into any collars accounted for as cash flow hedges.

        We also use basis swaps to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of December 31, 2002, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 68.8 BBTUs per day for 2003 and weighted average volumes of 5.8 BBTUs per day for 2004. Between January 1, 2003 and March 7, 2003, we entered into basis swaps designated as cash flow hedges with weighted average volumes of 30.0 BBTU's per day for 2003.

        The fair value of our cash flow hedges based on the futures prices quoted on December 31, 2002 was a loss of approximately $27,996,000 ($17,357,000 after tax) which was recorded to other comprehensive income.

        As of December 31, 2002, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 18.3 BBTUs per day for 2003 and weighted average volumes of 2.5 BBTUs per day for 2004. Between January 1, 2003 and March 7, 2003 we did not enter into any additional basis swaps not designated as cash flow hedges.

        The fair value of our derivative instruments not designated as cash flow hedges based on the futures prices quoted on December 31, 2002 was a loss of approximately $413,000.

        Trading Activities.    Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not trade natural gas to hold as a speculative or open position. All transactions represent physical volumes and are immediately offset, thereby fixing the margin and eliminating the market risk on the related agreements. At December 31, 2002, ProMark's trading operations had the following purchase and sales commitments in place for 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
2003	1.2	$5.13 CDN	$5.17 CDN

Foreign Currency Exchange Risk

        We conduct business in several foreign currencies and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk. Expenditures incurred relative to the foreign concessions held by Forest outside of North America have been primarily U.S. dollar-denominated, as have cash proceeds related to property sales and farmout arrangements.

Interest Rate Risk

        The following table presents principal amounts and related average fixed interest rates by year of maturity for Forest's debt obligations at December 31, 2002:

	2005	2006	2008	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$95,000	—	—	—	—	95,000	95,000
Average interest rate	3.24%	—	—	—	—	3.24%
Long-term debt:
Fixed rate	$—	65,970 (1)	265,000	160,000	150,000	640,970	672,053
Coupon interest rate	—	10.5%	8.00%	8.00%	7.75%	8.20%
Effective interest rate (2)	—	10.5%	7.24%	7.66%	6.87%	7.59%

(1)
On January 15, 2003 Forest redeemed all of its outstanding 10 1/2% Senior Subordinated Notes. The redemption was funded by borrowings under the bank credit facility.

(2)
The effective interest rate on 8% Senior Notes due 2008, the 8% Senior Notes due 2011 and the 7 3/4% Senior Notes due 2014 will be reduced from the coupon rate as a result of amortization of the gain related to termination of the related interest rate swaps.

Item 8. Financial Statements and Supplementary Data

        Information concerning this Item begins on the following page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Independent Auditors' Report

The Board of Directors and Shareholders

Forest Oil Corporation:

        We have audited the accompanying consolidated balance sheets of Forest Oil Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forest Oil Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets as prescribed by Statement of Financial Accounting Standards No. 142, and effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments as prescribed by Statement of Financial Accounting Standards No. 133.

KPMG LLP

Denver, Colorado
February 12, 2003

FOREST OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,166	8,387
Accounts receivable	111,760	134,090
Derivative instruments	3,241	31,632
Current deferred tax asset	10,310	—
Other current assets	21,994	27,856

Total current assets	160,471	201,965
Net property and equipment, at cost, full cost method (Note 4)	1,687,885	1,516,900
Deferred income taxes (Note 5)	41,022	43,930
Goodwill and other intangible assets, net	12,525	13,263
Other assets	22,778	20,311

	$1,924,681	1,796,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$153,413	209,163
Accrued interest	6,857	7,364
Derivative instruments	29,120	1,548
Current portion of deferred income tax liability	—	11,154
Other current liabilities	2,285	11,069

Total current liabilities	191,675	240,298
Long-term debt (Note 4)	767,219	594,178
Other liabilities	28,199	21,524
Deferred income taxes (Note 5)	16,377	16,426
Shareholders' equity (Notes 2, 4, 6 and 7):
Common stock, 49,125,773 shares in 2002 (48,834,306 shares in 2001)	4,913	4,883
Capital surplus	1,159,269	1,145,282
Accumulated deficit	(144,548)	(165,824)
Accumulated other comprehensive loss	(41,887)	(4,147)
Treasury stock, at cost, 2,101,481 shares in 2002 (2,089,831 shares in 2001)	(56,536)	(56,251)

Total shareholders' equity	921,211	923,943

	$1,924,681	1,796,369

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$288,542	467,767	368,245
Oil, condensate and natural gas liquids	183,198	247,085	256,680

Total oil and gas sales	471,740	714,852	624,925
Marketing and processing, net (Note 3)	3,954	3,465	3,094

Total revenue	475,694	718,317	628,019
Operating expenses:
Oil and gas production	158,699	186,250	140,218
General and administrative	39,126	30,514	35,580
Merger and seismic licensing (Note 2)	—	9,836	31,577
Depreciation and depletion	186,221	226,033	212,480
Impairment of oil and gas properties	—	18,072	5,876
Impairment of contract value	—	3,239	—

Total operating expenses	384,046	473,944	425,731

Earnings from operations	91,648	244,373	202,288
Other income and expense:
Other expense (income), net	703	9,592	(1,757)
Interest expense	50,433	49,910	60,269
Translation (gain) loss on subordinated debt (Note 4)	(332)	7,872	7,102
Realized (gain) loss on derivative instruments, net (Note 9)	1,253	(11,556)	—
Unrealized (gain) loss on derivative instruments, net (Note 9)	788	(376)	—

Total other income and expense	52,845	55,442	65,614

Earnings before income taxes and extraordinary item	38,803	188,931	136,674
Income tax expense (Note 5):
Current	268	2,365	1,666
Deferred	14,049	77,212	4,400

	14,317	79,577	6,066

Net earnings before extraordinary item	24,486	109,354	130,608
Extraordinary loss on extinguishment of debt (Note 4)	(3,210)	(5,611)	—

Net earnings	$21,276	103,743	130,608

Earnings attributable to common stock	$21,276	103,743	126,440

Weighted average number of common shares outstanding:
Basic	46,935	47,674	46,330

Diluted	48,207	49,282	47,977

Basic earnings per common share:
Earnings attributable to common stock before extraordinary item	$.52	2.30	2.73
Extraordinary loss on extinguishment of debt	(.07)	(.12)	—

Earnings attributable to common stock	$.45	2.18	2.73

Diluted earnings per common share:
Earnings attributable to common stock before extraordinary item	$.51	2.22	2.64
Extraordinary loss on extinguishment of debt	(.07)	(.11)	—

Earnings attributable to common stock	$.44	2.11	2.64

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(In Thousands)
Balances at December 31, 1999	$—	4,611	962,602	(396,007)	(11,774)	(448)	558,984
Preferred Stock issued (Note 6)	38,858	—	—	—	—	—	38,858
Preferred Stock dividends paid in kind (Note 6)	4,168	—	—	(4,168)	—	—	—
Preferred Stock exchanged for Common Stock (Note 6)	(43,026)	152	42,874	—	—	—	—
Exercise of warrants to purchase 22,604 shares of Common Stock	—	2	294	—	—	—	296
Stock options exercised (Note 7)	—	69	11,849	—	—	—	11,918
Employee stock purchase plan (Note 7)	—	3	338	—	—	—	341
Common stock issued as compensation (Note 7)	—	3	595	—	—	—	598
Stock option compensation (Note 7)	—	—	3,013	—	—	—	3,013
Tax benefit of stock options exercised	—	—	2,900	—	—	—	2,900
Purchase of 152,400 shares of treasury stock	—	—	—	—	—	(2,818)	(2,818)
Fresh start tax benefits recognized (Note 5)	—	—	114,671	—	—	—	114,671
Comprehensive earnings:
Net earnings	—	—	—	130,608	—	—	130,608
Unrealized gain on market value of investment	—	—	—	—	39	—	39
Increase in unfunded pension liability (Note 8)	—	—	—	—	(2,072)	—	(2,072)
Foreign currency translation	—	—	—	—	1,630	—	1,630

Total comprehensive earnings							130,205

Balances at December 31, 2000	—	4,840	1,139,136	(269,567)	(12,177)	(3,266)	858,966
Exercise of warrants to purchase 706 shares of Common Stock	—	—	17	—	—	—	17
Stock options exercised (Note 7)	—	57	7,970	—	—	—	8,027
Tax benefit of stock options exercised	—	—	40	—	—	—	40
Employee stock purchase plan (Note 7)	—	1	433	—	—	—	434
Purchase of 2,074,300 shares of treasury stock	—	—	—	—	—	(55,803)	(55,803)
Retirement of 156,522 shares of treasury stock	—	(15)	(2,803)	—	—	2,818	—
Stock option compensation (Note 7)	—	—	595	—	—	—	595
Cash in lieu of shares exchanged	—	—	(50)	—	—	—	(50)
Shares retired in lieu of taxes on restricted stock award	—	—	(56)	—	—	—	(56)
Comprehensive earnings:
Net earnings	—	—	—	103,743	—	—	103,743
Unrealized loss on market value of investment	—	—	—	—	(426)	—	(426)
Unrealized gain on effective derivative instruments, net (Note 9)	—	—	—	—	19,293	—	19,293
Increase in unfunded pension liability (Note 8)	—	—	—	—	(4,251)	—	(4,251)
Foreign currency translation	—	—	—	—	(6,586)	—	(6,586)

Total comprehensive earnings							111,773

Balances at December 31, 2001	—	4,883	1,145,282	(165,824)	(4,147)	(56,251)	923,943
Exercise of warrants to purchase 17,971 shares of Common Stock	—	2	231	—	—	—	233
Stock options exercised (Note 7)	—	26	4,059	—	—	—	4,085
Tax benefit of stock options exercised	—	—	865	—	—	—	865
Tax benefit of additional acquired net operating losses and other tax assets	—	—	8,800	—	—	—	8,800
Employee stock purchase plan (Note 7)	—	3	457	—	—	—	460
Purchase of 21,894 shares of treasury stock	—	—	—	—	—	(560)	(560)
Retirement of 1,584 shares in lieu of taxes on restricted stock award	—	—	(43)	—	—	—	(43)
Other	—	(1)	(382)	—	—	275	(108)
Comprehensive loss:
Net earnings	—	—	—	21,276	—	—	21,276
Unrealized loss on market value of investment	—	—	—	—	(94)	—	(94)
Unrealized loss on effective derivative instruments, net (Note 9)	—	—	—	—	(36,650)	—	(36,650)
Increase in unfunded pension liability (Note 8)	—	—	—	—	(3,595)	—	(3,595)
Foreign currency translation	—	—	—	—	2,599	—	2,599

Total comprehensive loss							(16,464)

Balances at December 31, 2002	$—	4,913	1,159,269	(144,548)	(41,887)	(56,536)	921,211

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash flows from operating activities:
Net earnings before preferred dividends and extraordinary item	$24,486	109,354	130,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	186,221	226,033	212,480
Impairment of oil and gas properties	—	18,072	5,876
Impairment of contract value	—	3,239	—
Amortization of deferred gain on termination of fair value hedges	(791)	—	—
Amortization of deferred debt costs	2,233	1,793	1,517
Translation (gain) loss on subordinated debt	(332)	7,872	7,102
Unrealized loss on derivative instruments, net	788	1,353	—
Deferred income tax expense	14,049	77,212	4,400
Stock and stock option compensation	—	595	3,611
Other, net	(1,774)	(59)	(1,452)
(Increase) decrease in accounts receivable	23,196	66,358	(97,195)
(Increase) decrease in other current assets	7,929	(5,341)	2,983
(Decrease) increase in accounts payable	(59,065)	50,241	10,661
(Decrease) increase in accrued interest and other current liabilities	(6,873)	(58,709)	37,177

Net cash provided by operating activities before reorganization item	190,067	498,013	317,768
Decrease in reorganization costs payable	—	—	(11,236)

Net cash provided by operating activities after reorganization item	190,067	498,013	306,532
Cash flows from investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(354,220)	(564,661)	(388,038)
Other fixed assets	(4,057)	(4,527)	(1,954)
Proceeds from sale of assets	5,465	152,872	17,304
Increase in other assets, net	(3,831)	(4,880)	(3,373)

Net cash used by investing activities	(356,643)	(421,196)	(376,061)
Cash flows from financing activities:
Proceeds from bank borrowings	466,760	766,986	638,407
Repayments of bank borrowings	(391,371)	(1,080,546)	(690,413)
Proceeds from termination of interest rate swaps	35,630	—	—
Issuance of 7 3/4% senior notes, net of offering costs	146,846	—	—
Issuance of 8% senior notes, net of offering costs	—	420,550	—
Repurchases of 8 3/4% senior subordinated notes	(66,248)	(131,933)	(7,184)
Repurchases of 10 1/2% senior subordinated notes	(23,935)	(9,350)	(3,067)
Proceeds from issuance of preferred stock	—	—	38,800
Proceeds from the exercise of options and warrants	4,671	8,430	12,556
Purchase of treasury stock	(560)	(55,803)	(2,818)
(Decrease) increase in other liabilities, net	(230)	470	(2,453)

Net cash provided (used) by financing activities	171,563	(81,196)	(16,172)
Effect of exchange rate changes on cash	(208)	(1,237)	43

Net increase (decrease) in cash and cash equivalents	4,779	(5,616)	(85,658)
Cash and cash equivalents at beginning of year	8,387	14,003	99,661

Cash and cash equivalents at end of year	$13,166	8,387	14,003

Cash paid (refunded) during the year for:
Interest	$51,038	48,081	79,381
Income taxes	$720	4,527	(2,167)

See accompanying Notes to Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

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

        Certain amounts in prior years' financial statements have been reclassified to conform to the 2002 financial statement presentation. Most notably, marketing and processing revenue and related expenses have been netted in the accompanying financial statements. These revenues and expenses were presented separately in prior years.

        Assumptions, Judgments and Estimates—In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, depreciation and amortization, the amount of future net revenues used in computing the ceiling test limitations and the amount of future capital obligations used in such calculations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties, the valuation of deferred tax assets and the estimation of fair values of derivative instruments.

        Cash Equivalents—For purposes of the statements of cash flows, the Company considers all debt instruments with original maturities of three months or less to be cash equivalents.

        Property and Equipment—The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During 2002, 2001 and 2000, the Company's primary oil and gas operations were conducted in the United

States and in Canada. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet (MCF) of natural gas. A reserve is provided for estimated future costs of site restoration, dismantlement and abandonment activities as a component of depletion.

        Investments in unproved properties, including related capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

        As of December 31, 2002, 2001 and 2000, there were undeveloped property costs of $77,863,000, $86,460,000 and $132,807,000, respectively, which were not being depleted in the United States and $27,240,000, $48,577,000 and $33,524,000, respectively, which were not being depleted in Canada. Of the undeveloped costs in the United States not being depleted at December 31, 2002, approximately 25% were incurred in 2002, 9% in 2001, 2% in 2000, 22% in 1999, 40% in 1998, 1% in 1997 and 1% in 1996. Of the undeveloped costs in Canada not being depleted at December 31, 2002, 8% were incurred in 2002, 33% in 2001, 14% in 2000, 17% in 1999, 6% in 1998, 3% in 1997, and 19% in 1996.

        The Company holds interests in various projects located outside North America. As of December 31, 2002, 2001 and 2000, costs related to these international interests of approximately $66,533,000, $51,577,000 and $40,432,000, respectively, were not being depleted pending determination of the existence of proved reserves. In 2002, no impairments of international properties were recorded. In 2001, Forest recorded impairments of $18,072,000 related to projects in Albania, Australia, Italy, Romania, Tunisia and Thailand. In 2000, Forest recorded impairments of $5,876,000 related to projects in Switzerland and Thailand.

        Depletion per unit of production (MCFE) for each of the Company's cost centers was as follows:

	United States	Canada
2002	$1.30	1.08
2001	1.32	1.02
2000	1.18	.87

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no such provisions for impairment of oil and gas properties in 2002, 2001 or 2000. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center.

        Buildings, transportation and other equipment are depreciated on the straight-line method based upon estimated useful lives of the assets ranging from five to forty-five years.

        Net property and equipment at December 31 consists of the following:

	2002	2001
	(In Thousands)
Oil and gas properties	$3,763,080	3,408,317
Buildings, transportation and other equipment	27,230	23,137

	3,790,310	3,431,454
Less accumulated depreciation, depletion and valuation allowance	(2,102,425)	(1,914,554)

	$1,687,885	1,516,900

        Goodwill and Other Intangible Assets—Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's gas marketing subsidiary, consist of the following at December 31, 2002 and 2001:

	2002	2001
	(In Thousands)
Goodwill	$14,589	14,394
Long-term gas marketing contracts	12,728	12,558

	27,317	26,952
Less accumulated amortization	(14,792)	(13,689)

	$12,525	13,263

        Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is no longer being amortized but is tested annually for impairment. Prior thereto, goodwill was amortized on a straight-line basis over 20 years. Had SFAS No. 142 been applied as of January 1, 2000, net earnings attributable to common stock and earnings per common share for the years ended December 31, 2001 and 2000 would have been as follows:

	2001	2000
	(In Thousands Except Per Share Amounts)
Net earnings attributable to common stock	$103,743	126,440
Add back: Goodwill amortization, net of tax	416	416

Adjusted net earnings attributable to common stock	$104,159	126,856

Basic earnings per common share:
Earnings attributable to common stock	$2.18	2.73
Add back: Goodwill amortization, net of tax	.01	.01

Adjusted earnings attributable to common stock	$2.19	2.74

Diluted earnings per common share:
Earnings attributable to common stock	$2.11	2.64
Add back: Goodwill amortization, net of tax	—	—

Adjusted earnings attributable to common stock	$2.11	2.64

        Long-term gas marketing contracts are amortized based on estimated revenues over the life of the contracts. In 2001, the Company recorded an impairment of $3,239,000 of the gas marketing contracts related to the netback pool administered by ProMark. The book values of the contracts were reduced to reflect the estimated fair market value of the contracts.

        Financial Instruments—Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest also periodically enters into interest rate swap agreements in an attempt to achieve a desired mix of fixed and floating rates in its debt portfolio. Interest rate swap agreements are generally designated as fair value hedges. Periodic settlements under the swap agreements are accounted for as adjustments to interest expense.

        The Company recognizes the fair values of its derivative instruments as assets or liabilities on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. Changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in fair value are recognized in earnings as non-operating income or expense.

        Prior to January 1, 2001, gains and losses from all derivative financial instruments were recorded as revenue in the periods covered by the derivative financial instrument.

        Oil and Gas Sales—The Company accounts for oil and gas sales using the entitlements method. Under the entitlements method, revenue is recorded based upon the Company's share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced. The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue. As of December 31, 2002 and 2001, the Company had produced approximately 993 MMCF and 758 MMCF, respectively, more than its entitled share of production. The estimated values of these imbalances at December 31, 2002 and 2001 of approximately $2,487,000 and $1,752,000, respectively, are included in the accompanying consolidated balance sheets as long-term liabilities.

        In 2002, sales to two purchasers were approximately 16% and 10% of total revenue. In 2001, sales to two purchasers were approximately 12% and 10% of total revenue and in 2000, sales to two purchasers were approximately 13% and 12% of total revenue. The percentages above were calculated for all years on revenue amounts based on the current year presentation of revenues, which presents net marketing and processing revenue.

        Gas Marketing and Processing—The Company's operations include gas marketing through its subsidiary, ProMark. ProMark's gas marketing operations consist of the marketing of gas production in Canada, the purchase and direct sale of third parties' natural gas, the handling of transportation and operations of third party gas and spot purchasing and selling of natural gas. ProMark does not buy, sell or trade gas to hold as a speculative position. All transactions are immediately offset, establishing the margin to be earned. Revenue from the sale of the gas is recorded, net of marketing expense, as marketing revenue. ProMark also provides natural gas marketing aggregation services for third parties. Fees earned for such services are recorded as marketing revenue as the services are performed. Processing income consists of fees earned, net of expenses, attributable to volumes processed on behalf of third parties.

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

        Foreign Currency Translation—The functional currency of Canadian Forest Oil Ltd. (Canadian Forest), the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Assets and liabilities related to the Company's Canadian operations are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive income or loss. Statement of operations accounts are translated at the average exchange rates during the period.

        The Company was also required to recognize foreign currency translation gains or losses related to the 8 3/4% Senior Subordinated Notes due 2007 (the 8 3/4% Notes) because the debt was denominated in U.S.

dollars. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar, the Company reported noncash translation (gains) losses of approximately $(332,000), $7,872,000 and $7,102,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Following the redemption of the 8 3/4% Notes during 2002, Forest has no debt issued in a currency other than the functional currency of the issuer.

        Earnings (Loss) per Share—Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Net earnings attributable to common stock represents net earnings less preferred stock dividends of $4,168,000 in 2000. The preferred stock dividends related to Forcenergy's Preferred Stock that was exchanged for Forest's Common Stock in conjunction with the merger with Forcenergy.

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

        The following sets forth the calculation of basic and diluted earnings per share for the years ended December 31:

	2002	2001	2000
	(In Thousands Except Per Share Amounts)
Net earnings before extraordinary item	$24,486	109,354	130,608
Less: Preferred stock dividends	—	—	(4,168)

Net earnings before extraordinary item available to common stock	$24,486	109,354	126,440

Weighted average common shares outstanding during the period	46,935	47,674	46,330
Add dilutive effects of stock options (1)	476	709	1,178
Add dilutive effects of warrants	796	899	469

Weighted average common shares outstanding including the effects of dilutive securities	48,207	49,282	47,977

Basic earnings per share before extraordinary item	$.52	2.30	2.73

Diluted earnings per share before extraordinary item	$.51	2.22	2.64

(1)
At December 31, 2002, 2001 and 2000, options to purchase 1,909,050 shares, 1,594,750 shares and 1,867,400 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options expire at various dates from 2002 to 2012.

        Stock Based Compensation—The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the Common Stock. Compensation cost is recognized over the vesting period of options granted at a price less than the fair market value of the Common Stock at the date of the grant. No compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a noncompensatory plan. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net earnings and earnings per common share would be as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands Except Per Share Amounts)
Net earnings:
As reported	$21,276	103,743	130,608

Pro forma	$8,997	92,187	113,986

Basic earnings per share:
As reported	$0.45	2.18	2.73

Pro forma	$0.19	1.93	2.37

Diluted earnings per share:
As reported	$0.44	2.11	2.64

Pro forma	$0.19	1.87	2.29

        Comprehensive Earnings (Loss)—Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in the Company's other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are foreign currency gains (losses) related to the translation of the assets and liabilities of the Company's Canadian operations; changes in the unfunded pension liability; unrealized gains (losses) related to the change in fair value of securities available for sale; and unrealized gains (losses) related to the changes in fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Foreign Currency Translation	Unfunded Pension Liability	Unrealized gain (loss) on securities available for sale	Unrealized gain on derivative instruments, net	Accumulated Other Comprehensive Income (Loss)	Net Earnings	Total Comprehensive Earnings (Loss)
	(In Thousands)
Balance at December 31, 1999	$(8,241)	(3,533)	—	—	(11,774)	(396,007)	(407,781)
2000 activity (1)	1,630	(2,072)	39	—	(403)	126,440	126,037

Balance at December 31, 2000	(6,611)	(5,605)	39	—	(12,177)	(269,567)	(281,744)
2001 activity	(6,586)	(4,251)	(426)	19,293	8,030	103,743	111,773

Balance at December 31, 2001	(13,197)	(9,856)	(387)	19,293	(4,147)	(165,824)	(169,971)
2002 activity	2,599	(3,595)	(94)	(36,650)	(37,740)	21,276	(16,464)

Balance at December 31, 2002	$(10,598)	(13,451)	(481)	(17,357)	(41,887)	(144,548)	(186,435)

(1)
2000 net earnings reflect earnings attributable to common stock after preferred stock dividends paid in kind of $4,168,000.

        Impact of Recently Issued Accounting Pronouncements—Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We will be required to adopt SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation and depletion for oil and gas properties without recording a separate liability for such amounts. Upon adoption of SFAS No. 143, we expect to record an increase to net properties and equipment between $125 million and $175 million, an asset retirement obligation liability between $125 million and $175 million, and a cumulative effect of the change in accounting principle between an after-tax charge of $5 million and an after-tax gain of $5 million.

        Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), was issued in April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. We expect adoption of this Statement to result in the reclassification of losses on extinguishment of debt for all periods from extraordinary to other income and expense.

        Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS

No. 146 will be effective for Forest in January 2003. We expect the adoption of SFAS No. 146 to have no impact on our financial statements.

        EITF Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10, was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. Certain provisions of EITF Issue No. 02-03 relating to gross versus net presentations were effective for Forest in the third quarter of 2002 and, accordingly, we have presented our revenues and expenses from marketing and processing activities as a net line item in the accompanying statements of operations. The remaining provisions effective January 1, 2003 will have no impact on our financial statements.

        Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS No. 148), was issued in December 2002. The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. Our accounting for stock-based compensation will not change as a result of SFAS No. 148 as we intend to continue following the provisions of APB 25. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 1 of our consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. Forest is not a guarantor under any significant guarantees and thus this Interpretation is not expected to have a significant effect on our financial position or results of operations.

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51 (FIN 46), was issued in January 2003. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We do not expect the adoption of this standard to have any impact on our financial position or results of operations.

(2) MERGER WITH FORCENERGY INC:

        On December 7, 2000 Forest completed its merger with Forcenergy. Pursuant to the terms of the merger agreement, and after giving effect to the reverse split of Forest common shares, Forcenergy stockholders received 0.8 of a Forest common share for each share of Forcenergy common stock they owned and 34.307 Forest common shares for each $1,000 stated value amount of Forcenergy preferred stock. In addition, each warrant to purchase the equivalent of one share of Forcenergy common stock was exchanged for the right to purchase 0.8 share of Forest common stock. The merger was accounted for as a pooling of interests for accounting and financial reporting purposes. Under this method of accounting, the recorded assets and liabilities of Forest and Forcenergy were carried forward to the combined company at their recorded amounts on the date of the merger. Income and expense amounts reported for the combined company for 2000 include amounts attributable to the operations of both Forest and Forcenergy for the entire year. Forcenergy was merged into Forest on the date of the merger and, accordingly, all amounts attributable to periods after the merger represent the operations of the combined entities.

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

(3) MARKETING AND PROCESSING OPERATIONS:

        The Company's gas marketing subsidiary, ProMark, operates the ProMark Netback Pool. The ProMark Netback Pool matches major end users with providers of gas supply through arranged transportation channels, and uses a netback pricing mechanism to establish the wellhead price paid to producers. Under this netback arrangement, producers receive the blended market price less related transportation and other direct costs. ProMark charges a marketing fee to the pool participant producers for marketing and administering the gas supply pool.

        In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for other producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-service basis.

        Processing income consists of fees earned, net of expenses, attributable to volumes processed on behalf of third parties.

        Components of marketing and processing, net for the years ended December 31 are as follows:

	2002	2001	2000
	(In Thousands)
Marketing and processing revenue	$250,907	303,527	288,133
Marketing and processing expense	246,953	300,062	285,039

Marketing and processing, net	$3,954	3,465	3,094

(4) LONG-TERM DEBT:

        Components of long-term debt are as follows:

	December 31, 2002
	Principal	Unamortized Discount	Other	Total	December 31, 2001
	(In Thousands)
U.S. Credit Facility	$95,000	—	—	95,000	19,000
8% Senior Notes Due 2008	265,000	(536)	12,558(1)	277,022	264,366
8% Senior Notes Due 2011	160,000	—	7,509(1)	167,509	160,000
7 3/4% Senior Notes Due 2014	150,000	(2,706)	14,772(1)	162,066	—
10 1/2% Senior Subordinated Notes Due 2006	65,970	(348)	—	65,622	87,569
8 3/4% Senior Subordinated Notes Due 2007	—	—	—	—	63,243

	$735,970	(3,590)	34,839	767,219	594,178

(1)
Represents the unamortized portion of gains realized upon termination of three interest rate swaps that were accounted for as fair value hedges. The gains will be amortized as a reduction of interest expense over the terms of the note issues.

Bank Credit Facilities:

        The Company has credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank Canada. The credit facilities mature in October 2005. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. The financial covenants will affect the amount available and our ability to borrow amounts under the credit facility. In addition, if the rating on Forest's bank credit facilities is downgraded below BB+ by Standard & Poor's Rating Service and Ba1 by Moody's Investor Services, the available borrowing amount under the credit facilities would be determined by a formula based on the value of certain oil and gas properties (a borrowing base), subject to semi-annual re-determination. As a result, the available borrowing amount could be increased or reduced under the borrowing base tests. If, following such a re-determination, the Company's outstanding borrowings exceeded the amount of the re-determined borrowing base, Forest would be forced to repay a portion of the outstanding borrowings in excess of the re-determined borrowing base.

        The U.S. credit facility is secured by a lien on, and a security interest in, a majority of the Company's proved oil and gas properties and related assets in the United States and Canada, a pledge of 65% of the capital stock of Canadian Forest and its parent, 3189503 Canada Ltd., and a pledge of 100% of the capital stock of Forest Pipeline Company. Under certain circumstances, Forest could be obligated to pledge additional assets as collateral.

        At December 31, 2002, there were outstanding borrowings of $95,000,000 under the U.S. credit facility at a weighted average interest rate of 3.24% and there were no outstanding borrowings under the Canadian credit facility. At December 31, 2002, Forest had used the credit facilities for letters of credit in the amount of $4,548,000 U.S. and $1,286,000 (CDN).

8% Senior Notes Due 2008:

        In June 2001, the Company issued $200,000,000 principal amount of 8% Senior Notes Due 2008 (the 8% Notes Due 2008) at par for proceeds of $199,500,000 (net of related offering costs). In October 2001, the Company issued an additional $65,000,000 principal amount of 8% Notes Due 2008 at 99% of par for proceeds of $63,550,000 (net of related offering costs).

8% Senior Notes Due 2011:

        In December 2001, the Company issued $160,000,000 principal amount of 8% Senior Notes Due 2011 (the 8% Notes Due 2011) at par for proceeds of $157,500,000 (net of related offering costs).

7 3/4% Senior Notes Due 2014:

        In 2002, the Company issued $150,000,000 principal amount of 7 3/4% Senior Notes due 2014 (the 7 3/4% Notes) at 98.09% of par for proceeds of $146,846,000 (net of related offering costs).

10 1/2% Senior Subordinated Notes Due 2006:

        In February 1999, Forest issued $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the 10 1/2% Notes) at 98.8% of par.

        In 2002, the Company repurchased $22,210,000 principal amount of 10 1/2% Notes at approximately 107.8% of par value. In December 2001, the Company repurchased $8,820,000 principal amount of 10 1/2% Notes at 106.0% of par value. In December 2000, the Company repurchased $3,000,000 principal amount of 10 1/2% Notes at 102.3% of par value. As a result of these repurchases, Forest recorded losses of $1,198,000, $621,000 and $110,000 in 2002, 2001 and 2000, respectively.

        In January 2003, the Company redeemed the remaining $65,970,000 outstanding principal amount of 10 1/2% Notes at 105.25% of par value. As a result of this redemption, Forest will record a loss of approximately $3,972,000 in the first quarter of 2003.

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

        The Company was required to recognize foreign currency translation gains or losses related to the 8 3/4% Notes because the debt was denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. As a result of the change in the value of the Canadian dollar relative to the U.S. dollar during 2002, 2001 and 2000, the Company reported noncash translation gains (losses) of approximately $332,000, $(7,872,000) and $(7,102,000), respectively, in those years.

        In 2002, the Company repurchased $5,300,000 principal amount of 8 3/4% Notes at approximately 103.5% of par value, and redeemed $57,948,000 outstanding principal amount of 8 3/4% Notes at 104.375% of par value. In 2001, the Company repurchased $129,152,000 principal amount of 8 3/4% Notes at an average price of 102.8% of par value. In 2000, the Company repurchased $7,600,000 principal amount of 8 3/4% Notes at an average price of 94.0% of par value. As a result of these repurchases, Forest recorded gains (losses) of $(2,012,000), $(4,990,000) and $239,000 in 2002, 2001 and 2000, respectively.

(5) INCOME TAXES:

        The income tax expense was different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2002	2001	2000
	(In Thousands)
Federal income tax at 35% of income before income taxes and extraordinary item	$13,581	66,126	47,836
State income taxes, net of Federal income tax benefit	985	5,668	4,100
Adjustment for additional acquired net operating losses and other tax assets	—	(31,670)	—
Change in the valuation allowance for deferred tax assets, including an increase in the valuation allowance in 2001 for additional acquired net operating losses and other tax assets of $31,670,000	(1,751)	35,160	(55,833)
Effect of higher effective rate on Canadian income (loss)	446	(440)	404
Canadian Crown payments (net of Alberta Royalty Tax Credit)	3,326	5,727	6,079
Canadian resource allowance	(3,189)	(4,359)	(6,781)
Canadian non-deductible depletion and amortization	392	856	945
Canadian large corporation tax	582	562	513
Expiration of tax carryforwards	—	73	523
Nondeductible (nontaxable) foreign exchange (gains) losses	(101)	339	2,100
Nondeductible merger costs	—	—	4,318
Adjustment to deferred tax assets for filed returns and other	46	1,535	1,862

Total income tax expense	$14,317	79,577	6,066

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

        The components of the net deferred tax liability by geographical segment at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	United States	Canada	Total
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$5,329	—	5,329
Investment in subsidiaries	2,140	—	2,140
Accrual for medical and retirement benefits	2,771	—	2,771
Unamortized proceeds from interest rate swap settlements	13,239	—	13,239
Unrealized losses on derivative contracts, net	10,795	—	10,795
Net operating loss carryforwards	210,156	—	210,156
Capital loss carryforward	—	4,354	4,354
Depletion carryforward	7,554	—	7,554
Alternative minimum tax credit carryforward	2,324	—	2,324
Other	2,769	1,421	4,190

Total gross deferred tax assets	257,077	5,775	262,852
Less valuation allowance	(121,913)	(4,354)	(126,267)

Net deferred tax assets	135,164	1,421	136,585
Deferred tax liabilities:
Property and equipment	(83,832)	(16,417)	(100,249)
Deferred income on long term contracts	—	(869)	(869)
Other	—	(512)	(512)

Total gross deferred tax liabilities	(83,832)	(17,798)	(101,630)

Net deferred tax assets (liabilities)	$51,332	(16,377)	34,955

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$4,364	—	4,364
Investment in subsidiaries	2,151	—	2,151
Accrual for medical and retirement benefits	2,968	227	3,195
Unrealized foreign exchange losses	—	2,459	2,459
Net operating loss carryforwards	164,614	627	165,241
Capital loss carryforward	—	3,646	3,646
Depletion carryforward	7,554	—	7,554
Alternative minimum tax credit carryforward	3,222	—	3,222
Other	1,634	—	1,634

Total gross deferred tax assets	186,507	6,959	193,466
Less valuation allowance	(121,913)	(6,105)	(128,018)

Net deferred tax assets	64,594	854	65,448
Deferred tax liabilities:
Property and equipment	(19,691)	(15,184)	(34,875)
Unrealized gains on derivative contracts, net	(12,127)	—	(12,127)
Deferred income on long term contracts	—	(1,302)	(1,302)
Other	—	(794)	(794)

Total gross deferred tax liabilities	(31,818)	(17,280)	(49,098)

Net deferred tax assets (liabilities)	$32,776	(16,426)	16,350

        The net deferred tax assets are reflected in the accompanying balance sheets as follows:

	December 31, 2002
	United States	Canada	Total
	(In Thousands)
Non-current deferred tax assets	$41,022	—	41,022
Current deferred tax assets	10,310	—	10,310
Non-current deferred tax liabilities	—	(16,377)	(16,377)

Net deferred tax assets (liabilities)	$51,332	(16,377)	34,955

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Non-current deferred tax assets	$43,930	—	43,930
Current deferred tax liabilities	(11,154)	—	(11,154)
Non-current deferred tax liabilities	—	(16,426)	(16,426)

Net deferred tax assets (liabilities)	$32,776	(16,426)	16,350

        The net changes in the valuation allowance for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(In Thousands)
Increase (decrease) in the valuation allowance for deferred tax assets, including an increase in the valuation allowance in 2001 for additional acquired net operating losses and other tax assets of $31,670,000	$(1,751)	35,160	(55,833)
Decrease in the valuation allowance attributable to fresh start deferred tax assets recognized	—	—	(114,671)

Net increase (decrease) in the valuation allowance	$(1,751)	35,160	(170,504)

        The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $2,324,000 at December 31, 2002. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 2002 were approximately $553,024,000 and $370,907,000, respectively, and will expire in the years indicated below:

	Regular	AMT
	(In Thousands)
2003	$7,821	—
2004	79,412	60,466
2005	59,296	43,918
2006	26,370	14,996
2007	21,684	7,992
2008	64,024	8,394
2009	32,212	41,591
2010	45,737	54,523
2011	3,260	1,794
2012	206	2,158
2017	69,110	67,599
2018	39,143	40,587
2019	1,310	1,310
2022	103,439	25,579

	$553,024	370,907

        AMT net operating loss carryforwards can be used to offset 100% of AMT income in future years.

        Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $160,006,000 ($271,268,000 CDN) at December 31, 2002. These tax pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. Other Canadian tax pools and loss carryforwards available to reduce future Canadian Federal income taxes were approximately $13,873,000 ($23,520,000 CDN) at December 31, 2002. The amounts may be carried forward indefinitely.

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

        "Ownership changes" occurred in Forcenergy in 2000 following its emergence from bankruptcy and in 1995 as a result of an Initial Public Offering and merger with Ashlawn group. Portions of Forcenergy's net operating loss carryforwards and other tax attributes are further limited due to "ownership changes" that occurred with respect to businesses acquired by Forcenergy in 1997.

        Approximately $102,000,000 of Forest's net operating loss carryforwards will be subject to an annual limitation of approximately $5,800,000. In addition, the Company's ability to utilize substantially all of Forcenergy's built-in losses and net operating loss carryforwards will be subject to an overall annual limitation of approximately $22,000,000. Additional limitations affect the Company's ability to utilize certain portions of Forcenergy's built-in losses and net operating loss carryforwards generated prior to 1997. The Company has provided a valuation allowance for its estimate of amounts that will not ultimately be realized due to limitations imposed by Section 382.

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

(7) COMMON STOCK:

Common Stock:

        At December 31, 2002 the Company had 200,000,000 shares of Common Stock, par value $.10 per share, authorized.

        In January 2003, the Company issued 7,850,000 shares of common stock at a price of $24.50 per share. Net proceeds from this offering (before any exercise of the underwriters' over-allotment option) were approximately $184,400,000 after deducting underwriting discounts and commissions and estimated offering expenses. Forest used the net proceeds from the offering, before deduction of estimated offering expenses, to repurchase, immediately following the closing of the offering, 7,850,000 shares from The Anschutz Corporation and certain of its affiliates (Anschutz). The shares repurchased by Forest were purchased at a price of $23.52 per share and were cancelled immediately upon repurchase. In February 2003, an additional 900,000 shares of common stock were issued, also at a price of $24.50 per share, pursuant to exercise of the underwriters' over-allotment option for net proceeds of $21,168,000 after deducting underwriters discounts and commissions.

Rights Agreement:

        In October 1993, the Board of Directors adopted a shareholders' rights plan (the Plan) and entered into the Rights Agreement. The Company distributed one Preferred Share Purchase Right (the Rights) for each outstanding share of the Company's Common Stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. Each Right initially entitles each shareholder to buy 1/100th of a share of a new series of Preferred Stock at an exercise price of $60.00, subject to adjustment upon certain occurrences. Each 1/100th of a share of such new Preferred Stock that can be purchased upon exercise of a Right has economic terms designed to approximate the value of one share of Common Stock. The Rights will expire on October 29, 2003, unless extended or terminated earlier. The Company has amended the Rights Agreement to exempt from the provisions of the Rights Agreement certain shares of Common Stock held by The Anschutz Corporation and related entities.

Warrants:

        At December 31, 2002 the Company had outstanding 237,799 warrants to purchase shares of its Common Stock (the 2004 Warrants). Each 2004 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $16.67, or an equivalent per share price of $20.84. The 2004 Warrants expire on February 15, 2004.

        At December 31, 2002 the Company had outstanding 238,204 warrants to purchase shares of its Common Stock (the 2005 Warrants). Each 2005 Warrant entitles the holder to purchase 0.8 shares of Common Stock for $20.83, or an equivalent per share price of $26.04. The 2005 Warrants expire on February 15, 2005.

        At December 31, 2002 the Company had outstanding 1,752,355 warrants to purchase shares of its Common Stock (Subscription Warrants). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscription Warrants are detachable and expire on March 20, 2010 or earlier upon notice of expiration by the Company if, after March 20, 2004, the market price of the Common Stock has exceeded 300% of the exercise price of the Subscription Warrants, or $37.50 per share, for a period of 30 consecutive trading days.

Restricted Stock Awards:

        During 2000, the Company issued 32,486 shares of restricted Common Stock to officers and employees as a portion of the bonuses earned pursuant to the Business Unit Annual Incentive Plan for the year ended December 31, 1999. All of the shares issued vested immediately upon issuance, but were subject to a two-year restriction on transfer. In 1999, the Company entered into restricted stock agreements with two executives covering 20,168 shares of Common Stock. The shares carry restrictions as to forfeiture, transfer and encumbrance. The restrictions lapse 20% annually beginning January 1, 2000.

        During 2000 and 1999, the Company issued 4,393 and 5,497 shares of restricted common stock, respectively, to members of its board of directors as payment of a portion of their annual retainer. All of the shares issued vested immediately upon issuance, but were subject to a two-year restriction on transfer.

Stock Options:

        In 2001, the Company adopted the Forest Oil Corporation 2001 Stock Incentive Plan (the 2001 Plan) under which stock options, restricted stock and other awards may be granted to employees, consultants and non-employee directors. The aggregate number of shares of Common Stock which the Company may issue under the 2001 Plan may not exceed 1,800,000 shares. The exercise price of an option shall not be less than the fair market value of one share of Common Stock on the date of grant. Options under the 2001 Plan generally vest in increments of 25% on each of the first four anniversary dates of the date of grant.

        The Company had a Stock Incentive Plan (the 1996 Plan) that expired on March 5, 2002 under which non-qualified stock options and restricted stock were granted to employees and director stock awards were granted to non-employee directors. Under the 1996 Plan the exercise price of an option could not be less than 85% of the fair market value of one share of Common Stock on the date of grant. Options granted under the 1996 Plan generally vested in increments of 20% on the date of grant and on each of the first four anniversary dates of the date of the grant.

        On February 15, 2000, Forcenergy adopted the Forcenergy 1999 Stock Plan. On December 7, 2000, in connection with the merger, the Company assumed the obligations of the plan and all options outstanding on that date became fully vested. The Forcenergy 1999 Stock Plan was subsequently terminated.

        The following table summarizes the activity in the Company's stock-based compensation plans for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable
Outstanding at December 31, 1999	1,814,230	$22.63	782,590
Granted at fair value	2,422,011	22.05
Granted below fair value	252,500	14.06
Exercised	(686,004)	17.06
Cancelled	(68,964)	22.38

Outstanding at December 31, 2000	3,733,773	22.70	2,033,573
Granted at fair value	929,650	26.63
Exercised	(573,805)	13.99
Cancelled	(127,276)	28.04

Outstanding at December 31, 2001	3,962,342	$24.71	2,072,342
Granted at fair value	105,300	29.62
Exercised	(265,164)	15.42
Cancelled	(186,934)	29.90

Outstanding at December 31, 2002	3,615,544	$25.26	2,374,436

        The fair value of each option granted in 2002, 2001 and 2000 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

	2002	2001	2000
Expected life of options	5 years	5 years	5 years
Risk free interest rates	2.76%-4.64%	3.52%-4.91%	5.14%-6.68%
Estimated volatility	57.80%	60.61%	60.64%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair market value of options granted during the year	$15.90	$14.79	$12.95

        The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding as of 12/31/2002		Weighted Average Exercise Price	Number Exercisable as of 12/31/2002	Weighted Average Exercise Price
$12.50-14.88	615,994	6.64	$13.89	524,944	$13.72
16.75-22.50	479,350	6.11	20.43	404,600	20.49
23.30-25.00	541,250	8.93	24.96	146,042	24.94
25.16-28.00	479,250	6.62	27.21	312,050	27.48
28.33-29.56	50,750	7.01	29.11	29,750	29.13
29.75	1,050,400	7.92	29.75	636,900	29.75
29.88-35.50	354,550	7.07	32.97	284,150	33.27
36.20	10,000	8.42	36.20	4,000	36.20
36.88	5,000	7.99	36.88	3,000	36.88
50.00	29,000	0.79	50.00	29,000	50.00

	3,615,544	7.29	$25.26	2,374,436	$24.72

Stock Purchase Plan:

        Under the 1999 Employee Stock Purchase Plan (the ESPP), the Company is authorized to issue up to 125,000 shares of Common Stock. Employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year may participate in the ESPP. Under the terms of the plan, employees can choose each quarter to have up to 15% of their annual base earnings withheld to purchase Common Stock, up to a limit of $25,000 of Common Stock per calendar year. The purchase price of the Common Stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. The employee is restricted from selling the shares of Common Stock purchased under the ESPP for a period of six months after purchase. Under the ESPP, the Company sold 20,160 shares, 19,140 shares and 6,735 shares of Common Stock to employees in 2002, 2001 and 2000, respectively.

        The fair value of each stock purchase right granted during 2002, 2001 and 2000 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of purchase rights granted:

	2002	2001	2000
Expected option life	3 months	3 months	3 months
Risk free interest rates	1.59%-1.79%	1.72%-4.28%	5.83%-6.50%
Estimated volatility	57.80%	60.61%	60.64%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair market value of purchase rights granted	$8.89	$9.60	$7.00

        On February 15, 2000, Forcenergy adopted the Forcenergy 1999 Employee Stock Purchase Plan, under which Forcenergy was authorized to issue up to 384,000 shares of common stock to qualifying employees at a purchase price of 85% of the lower of the market price at the beginning or end of each semi-annual period. On December 7, 2000, in connection with the merger, the Company assumed the outstanding obligations of the plan through December 31, 2000, and the plan was terminated. Under this plan, 26,377 shares of common stock were sold to employees in 2000.

        The fair value of each stock purchase right granted during 2000 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of the purchase rights granted:

2000
Expected option life	6 months
Risk free interest rates	6.12%-6.50%
Estimated volatility	60.64%
Dividend yield	0.0%
Weighted average fair market value of purchase rights granted	$5.08

(8) EMPLOYEE BENEFITS:

United States Pension Plan and Postretirement Benefits:

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

        In addition to the defined benefit pension plans described above, the Company also accrues expected costs of providing postretirement benefits to employees in the United States, their beneficiaries and covered dependents in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). These amounts, which consist primarily of medical benefits payable on behalf of retirees in the United States, are presented in the "Postretirement Benefits" column below.

        The following tables set forth the plans' benefit obligations, fair value of plan assets and funded status at December 31, 2002 and 2001:

	Pension Benefits		Postretirement Benefits
Benefit Obligations:	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Projected benefit obligation at the beginning of the year	$28,019	26,689	6,902	7,176
Service cost	—	—	576	482
Interest cost	1,728	1,944	467	431
Actuarial (gain) loss	1,350	1,695	763	(804)
Benefits paid	(2,323)	(2,309)	(677)	(452)
Retiree contributions	—	—	58	69

Projected benefit obligation at the end of the year	$28,774	28,019	8,089	6,902

	Pension Benefits		Postretirement Benefits
Fair Value of Plan Assets:	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Fair value of plan assets at beginning of the year	$21,615	22,208	—	—
Actual return on plan assets	(288)	392	—	—
Plan participants' contribution	—	—	58	69
Employer contribution	832	1,324	619	383
Benefits paid	(2,323)	(2,309)	(677)	(452)

Fair value of plan assets at the end of the year	$19,836	21,615	—	—

	Pension Benefits		Postretirement Benefits
Funded Status:	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Excess of projected benefit obligation over plan assets	$(8,938)	(6,405)	(8,089)	(6,902)
Unrecognized actuarial (gain) loss	11,408	8,588	552	(211)

Net amount recognized	$2,470	2,183	(7,537)	(7,113)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$2,872	2,593	—	—
Accrued benefit liability	(8,938)	(6,405)	(7,537)	(7,113)
Accumulated other comprehensive income	8,536	5,995	—	—

Net amount recognized	$2,470	2,183	(7,537)	(7,113)

        The following tables set forth the components of the net periodic cost of the plans and the underlying weighted average actuarial assumptions for the years ended December 31, 2002, 2001 and 2000:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(In Thousands)			(In Thousands)
Service cost	$—	—	—	576	482	219
Interest cost	1,728	1,944	1,974	467	431	507
Expected return on plan assets	(1,452)	(1,921)	(2,032)	—	—	—
Recognized actuarial (gain) loss	268	240	34	—	(1)	—

Total net periodic expense (benefit)	$544	263	(24)	1,043	912	726

Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%

Expected return on plan assets	7.00%	9.00%	9.00%	n/a	n/a	n/a

        Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2002:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In Thousands)
Effect on service and interest cost components	$290	$(108)
Effect on postretirement benefit obligation	$1,311	$(925)

        For measurement purposes, a 6.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease .8% to 5.5% in 2003 and to remain at that level thereafter.

        As a result of suspension of benefit accruals under the Pension Plan and the Supplemental Executive Retirement Plan, the Company records as a liability the unfunded pension liabilities attributable to these plans. The following changes in the minimum unfunded pension liability were recorded as adjustments to other comprehensive income (in thousands):

2002	$(3,595)
2001	$(4,251)
2000	$(2,072)

Canadian Pension Plan and Postretirement Benefits:

        Canadian Forest has a non-contributory defined benefit pension plan (the Canadian Defined Benefit Plan). Benefits under the Canadian Defined Benefit Plan are based on years of service, the employee's average annual compensation during the highest consecutive sixty month period of pensionable service and the employee's age at retirement. On April 1, 2000, a defined contribution plan (the Canadian Defined Contribution Plan) was introduced and many of Canadian Forest's employees elected to be covered under the new plan. All new employees are covered by the Canadian Defined Contribution Plan. The Company recorded a curtailment gain of $323,000 in the year ended December 31, 2000 for the decrease in the projected benefit obligation related to those employees no longer covered by the Canadian Defined Benefit Plan.

        In addition to the defined benefit pension plan described above, Canadian Forest also accrues expected costs of providing postretirement benefits to certain of its Canadian employees, their beneficiaries and covered dependents in accordance with SFAS No. 106. These amounts, which consist primarily of medical and dental benefits payable on behalf of retirees in Canada, are presented in the "Postretirement Benefits" column below. The postretirement benefit is closed to new participants.

        The following tables set forth the estimated benefit obligations, fair value of plan assets and funded status of the Canadian Defined Benefit Plan and Canadian postretirement benefits at December 31, 2002 and 2001:

	Pension Benefits		Postretirement Benefits
Benefit Obligations:	2002	2001	2002
	(In Thousands of Canadian Dollars)
Projected benefit obligation at the beginning of the year	$5,260	4,959	—
Service cost	404	379	723
Interest cost	376	336	—
Actuarial loss	614	186	—
Benefits paid	(585)	(600)	(23)

Projected benefit obligation at the end of the year	$6,069	5,260	700

	Pension Benefits		Postretirement Benefits
Fair Value of Plan Assets:	2002	2001	2002
	(In Thousands of Canadian Dollars)
Fair value of plan assets at beginning of year	$6,900	7,189	—
Actual return on plan assets	776	246	—
Employer contributions	54	65	23
Benefits paid	(585)	(600)	(23)

Fair value of plan assets at the end of the year	$7,145	6,900	—

	Pension Benefits		Postretirement Benefits
Funded Status:	2002	2001	2002
	(In Thousands of Canadian Dollars)
Excess of assets over projected benefit obligation	$1,076	1,640	(700)
Unamortized transitional obligation asset	(1,819)	(2,046)	—
Unamortized net actuarial loss	925	615	—

Net amount recognized	$182	209	(700)

        The following table sets forth the components of net periodic pension cost and the underlying weighted average actuarial assumptions for the years ended December 31, 2002, 2001 and 2000. The amounts shown include costs of both of the Canadian plans because the surplus attributable to the defined benefits plan is being used to meet the obligations of both plans:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002
	(In Thousands of Canadian Dollars)
Service cost	$404	379	326	723
Interest cost	376	336	362	—
Expected return on plan assets	(484)	(509)	(525)	—
Amortization of transition asset	(227)	(227)	(246)	—
Recognized actuarial gains	13	—	—	—
Settlement gain	—	—	(323)	—

Total net periodic pension expense (benefit)	$82	(21)	(406)	723

Discount rate	6.50%	6.70%	7.25%	7.00%

Expected return on plan assets	7.00%	7.00%	7.00%	n/a

United States Retirement Savings Plans:

        The Company sponsors a qualified tax-deferred savings plan for its employees in the United States in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2002, employees may defer up to 80% of their compensation, subject to certain limitations. Prior thereto, employees could defer up to 15% of their compensation, subject to certain limitations. In 2002, 2001 and 2000 the Company matched employee contributions up to 5% of eligible employee compensation. Effective January 1, 2003, the Company matching percentage increased to 6% of eligible employee compensation. The expense associated with the Company's contributions was $1,184,000 in 2002, $882,000 in 2001 and $578,000 in 2000. In each of these years, the Company matched employee contributions in cash.

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

Canadian Savings Plan:

        Canadian Forest also provides a savings plan which is available to all of its employees. Employees may contribute up to 4% of their salary, subject to certain limitations, with Canadian Forest matching the employee contribution in full. The expense associated with Canadian Forest's contributions to the plan was $169,000 in 2002, $160,000 in 2001 and $153,000 in 2000.

Deferred Compensation Plans:

        The Company has an Executive Deferred Compensation Plan (the Executive Plan) pursuant to which certain executives may defer a portion of their compensation after contributing the maximum allowable amount to the 401(k) Plan. The deferred compensation plan is not funded, but the Company records a liability for matching contributions and accrues interest on each executive's account balance at the rate of 1% per month. The expense associated with the Company's matching contributions and interest was $187,000 in 2002, $122,000 in 2001 and $80,000 in 2000 and the liability was approximately $1,090,000 and $697,000 at December 31, 2002 and 2001, respectively.

        The Company adopted a Salary Deferred Compensation Plan (the Salary Deferred Compensation Plan) and Change of Control Deferred Compensation Plan (the Change of Control Plan) in the fourth quarter of 2002. Eligibility to participate in these plans is limited to a select group of officers of the Company. Under the terms of the Salary Deferred Compensation Plan, a participant may defer a percentage of his or her base salary, bonuses and possibly certain equity awards, while the Change of Control Plan will allow participants to make one-time deferrals of compensation that they would otherwise receive upon a change in control of the Company. Under both plans, the Company will deposit the deferred amounts in a trust (a so-called "rabbi trust"). Assets of the trusts will be available to creditors of the Company in the event of the Company's insolvency or bankruptcy. Amounts were deferred under the Salary Deferred Compensation Plan in the first quarter of 2003. Deferrals will not occur under the Change of Control Plan until a change of control event. The taxable income and losses of the trusts will be included in the Company's taxable income, and the Company's deductions for tax purposes for any compensation deferred under these plans will be delayed until the funds held in the trusts are distributed to the participant.

Split Dollar Life Insurance:

        The Company provides life insurance benefits for certain retirees under split dollar life insurance plans. Under the life insurance plans, the Company is assigned a portion of the benefits which is designed to recover the premiums paid. Until August 2002, the Company also provided life insurance benefits to two officers under split dollar life insurance plans. The Company has suspended this benefit pending clarification under the Sarbanes-Oxley Act of 2002.

(9) FINANCIAL INSTRUMENTS:

        The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. Changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in fair value are recognized in earnings as non-operating income or expense.

Interest Rate Swaps:

        In 2002 and 2001 the Company entered into two interest rate swaps intended to exchange the fixed interest rate on a specified principal amount of the 8% Notes due 2011 and the 8% Notes due 2008 for a variable rate based on LIBOR plus specified basis points over the term of the notes. The interest rate swaps were treated as fair value hedges for accounting purposes. In August 2002, the Company sold a call option on these two interest rate swaps. The call option was not designated as a hedge. On September 30, 2002 the Company terminated the two interest rate swaps and settled the call option. The Company received approximately $20,858,000 (net of accrued settlements of approximately $1,779,000) in connection with termination of the interest rate swaps. Those aggregate gains were deferred and added to the carrying value of the related debt, and will be amortized as reductions of interest expense over the remaining terms of the note issues. The Company recorded approximately $1,823,000 as a realized loss on derivative instruments as a result of settlement of the call option.

        In 2002, the Company entered into an interest rate swap intended to exchange the fixed interest rate on a specified principal amount of the 7 3/4% Notes for a variable rate based on LIBOR plus specified basis points over the term of the notes. On December 27, 2002 the Company terminated this interest rate swap. The Company received approximately $14,772,000 (net of accrued settlements of approximately $1,128,000) in connection with termination of the interest rate swap. The gain was deferred and added to the carrying value of the related debt, and will be amortized as reductions of interest expense over the remaining term of the note issue.

        During the years ended December 31, 2002 and 2001, the Company recognized net gains of $9,802,000 and $1,163,000, respectively, under the terminated interest rate swaps, which were recorded as reductions of interest expense.

Commodity Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        All of the Company's commodity swaps and collar agreements and a portion of its basis swaps in place at December 31, 2002 have been designated as cash flow hedges. At December 31, 2002 the Company had a derivative asset of $4,440,000 (of which $3,241,000 was classified as current), a derivative liability of $32,849,000 (of which $29,120,000 was classified as current), a deferred tax asset of $10,795,000 (of which

$9,834,000 was classified as current) and accumulated other comprehensive loss of approximately $17,357,000.

        The Company's gains (losses) under these agreements were:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Derivatives designated as cash flow hedges	$(1,742)	22,781	(129,091)
Derivatives not designated as cash flow hedges	(2,041)	11,932	—

Total gain (loss)	$(3,783)	34,713	(129,091)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of December 31, 2002, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per Barrel
First Quarter 2003	41.6	$3.88	8,000	$23.62
Second Quarter 2003	80.0	$4.10	10,500	$24.54
Third Quarter 2003	60.0	$4.07	7,000	$23.21
Fourth Quarter 2003	33.5	$4.16	7,000	$23.16
First Quarter 2004	—	$—	5,000	$23.07
Second Quarter 2004	20.0	$3.90	3,000	$23.10
ThirdQuarter 2004	20.0	$3.90	2,000	$22.98
Fourth Quarter 2004	6.7	$3.90	2,000	$22.98

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production if prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of December 31, 2002, the Company had entered into the following gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
First Quarter 2003	80.0	$3.44	$5.10
Second Quarter 2003	20.0	$3.25	$4.08
Third Quarter 2003	20.0	$3.25	$4.08
Fourth Quarter 2003	33.3	$3.49	$4.93
First Quarter 2004	40.0	$3.55	$5.15
	Oil (NYMEX WTI)
	Barrels per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
First Quarter 2003	5,500	$23.36	$27.04
Second Quarter 2003	3,000	$22.00	$25.42
Third Quarter 2003	3,000	$22.00	$25.42
Fourth Quarter 2003	3,000	$22.00	$25.42
First Quarter 2004	2,000	$22.00	$24.08

        The Company also uses basis swaps from time to time in connection with natural gas swaps, in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At December 31, 2002 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 68.8 BBTUs per day for 2003 and weighted average volumes of 5.8 BBTUs per day for 2004. At December 31, 2002 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 18.3 BBTUs per day for 2003 and weighted average volumes of 2.5 BBTUs per day for 2004.

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        Set forth below is the estimated fair value of certain financial instruments, along with the methods and assumptions used to estimate such fair values as of December 31, 2002:

Cash and cash equivalents, accounts receivable and accounts payable:

        The carrying amount of these instruments approximates fair value due to their short maturity.

Senior Subordinated Notes:

        The fair value of the Company's 10 1/2% Notes was approximately $69,928,000, based upon quoted market prices of the notes. In January 2003, the Company redeemed the outstanding principal amount of its 10 1/2% Notes.

Senior Notes:

        The fair value of the Company's 8% Notes Due 2008 was approximately $279,575,000 based upon quoted market prices for the notes. The fair value of the Company's 8% Notes Due 2011 was approximately $168,800,000, based upon quoted market prices for the notes. The fair value of the Company's 7 3/4% Notes due 2014 was approximately $153,750,000 based upon quoted market prices for the notes.

Energy swap agreements:

        The fair value of the Company's energy swap agreements was a loss of approximately $20,226,000, based upon the discounted intrinsic value of the derivatives.

Energy collar agreements:

        The fair value of the Company's energy collar agreements was a loss of approximately $9,053,000, based upon the discounted intrinsic value and option value of the derivatives.

Basis swap agreements:

        The fair value of the Company's basis swap agreements was a gain of approximately $870,000, based upon the discounted intrinsic value of the derivatives.

(10) RELATED PARTY TRANSACTIONS:

        Beginning in 1995, the Company consummated certain transactions with The Anschutz Corporation and related entities (Anschutz) pursuant to which Anschutz acquired a significant ownership position in the Company. As of December 31, 2002 Anschutz owned 32.4% of Forest's outstanding common shares and, in addition, held options to purchase 10,000 shares of common stock and warrants to purchase 522,216 shares of common stock.

        In January 2003, Forest issued 7,850,000 shares of stock at a gross price of $24.50 per share. Forest used the net proceeds from the offering to repurchase 7,850,000 shares of common stock from Anschutz and certain of its affiliates at a price of $23.52 per share. The shares were cancelled immediately upon repurchase. Subsequent to the share issuance, the repurchase of shares from Anschutz, and the issuance of an additional 900,000 shares in February 2003 in connection with an over-allotment option, Anschutz owned 15.3% of Forest's outstanding common shares.

        In 1998, the Company purchased certain oil and gas assets from Anschutz for $67,565,000. Forest and Anschutz subsequently agreed to acquire additional concessions in South Africa. Effective October 1, 1999, Forest and Anschutz entered into an agreement under which Anschutz repurchased 30% of the original South Africa blocks sold to Forest and Forest purchased 20% of a new South Africa concession from Anschutz. Consideration was based on the original purchase price paid to Anschutz by Forest and based on actual costs incurred by the respective parties in obtaining the new concessions. As a result of these agreements, Forest has a 70% interest in the two South African concessions. Forest is the operator of the South Africa concession blocks and is reimbursed by Anschutz for general, technical and administrative overhead.

        In connection with Forest's activities related to the development of the Ibhubesi Gas Field, offshore South Africa, a Participation Agreement was signed March 13, 2003 with The Petroleum Oil and Gas Corporation of South Africa (Pty) Limited (PetroSA) and Anschutz Overseas South Africa (Pty) Limited (Anschutz Overseas). Under the terms of the Participation Agreement PetroSA has agreed to contribute US$30 million towards a drilling program starting in 2003 in order to earn an undivided 24% cost bearing interest (16.8% from Forest and 7.2% from Anschutz Overseas) in certain sub-lease agreements covering portions of Forest's South African offshore acreage, including the Ibhubesi Gas Field. PetroSA also has the option to acquire additional cost bearing interests. The Participation Agreement will not become operative until PetroSA has satisfactorily completed additional due diligence within twenty (20) days after the effective date, various governmental approvals have been obtained and the US$30 million has been transferred to an escrow account. The Company has dedicated considerable resources to the exploration of properties in South Africa; however, the Company does not expect to record any reserves for the Ibhubesi discovery until gas sales agreements have been executed.

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

(11) COMMITMENTS AND CONTINGENCIES:

        Future rental payments for office facilities and equipment and well equipment under the remaining terms of noncancelable operating leases are $4,556,000, $4,430,000, $3,876,000, $1,932,000 and $1,250,000 for the years ending December 31, 2003 through 2007, respectively.

        Net rental payments applicable to exploration and development activities and capitalized in the oil and gas property accounts aggregated $4,109,000 in 2002, $6,343,000 in 2001 and $4,021,000 in 2000. Net rental payments charged to expense amounted to $7,546,000 in 2002, $8,241,000 in 2001 and $7,011,000 in 2000. Rental payments include the short-term lease of vehicles. There are no leases which are accounted for as capital leases.

        A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool, which is operated by ProMark on behalf of Canadian Forest. At December 31, 2002, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
2003	5.5	$2.78 CDN
2004	5.5	$2.88 CDN
2005	5.5	$2.99 CDN
2006	5.5	$3.11 CDN
2007	5.5	$3.23 CDN
2008	5.5	$3.36 CDN
2009	3.6	$4.06 CDN
2010	1.7	$6.23 CDN
2011	.8	$6.57 CDN

        Canadian Forest, as one of the producers in the netback pool, is obligated to supply its contract quantity. In 2002 Canadian Forest supplied 42% of the total netback pool sales quantity. In the 2003/2004 contract year, it is estimated that Canadian Forest will supply approximately 42% of the netback pool quantity. The Company currently expects that Canadian Forest's pro rata obligations as a gas producer will continue to change and may increase as production dedicated to the netback pool declines and producers' supply contracts expire, or may decrease as gas sales contracts expire.

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

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest has contracts to sell approximately .6 BCF of natural gas annually from 2003 through 2006 at prices increasing ratably from $3.82 CDN per MCF in 2003 to $4.27 CDN per MCF in 2006.

        As part of ProMark's gas marketing activities, ProMark has entered into fixed price contracts to purchase and to resell natural gas. At December 31, 2002, ProMark's trading operations had the following purchase and sales commitments in place for 2003:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
2003	1.2	$5.13 CDN	$5.17 CDN

        The Company could be exposed to loss in the event that a counterparty to these agreements failed to perform in accordance with the terms of the agreements.

        Forest, in the ordinary course of business, is a party to various legal actions. While we believe that the amount of any potential loss would not be material to our consolidated financial position, the ultimate outcome of these proceedings is inherently difficult to predict with any certainty. In the event of an unfavorable outcome, the potential loss could have an adverse effect on Forest's results of operations and cash flow in the reporting periods in which any such actions are resolved.

        On May 1, 2002, the State of Alaska approved the development and production phase of our Redoubt Shoal project (the Production Project). On May 30, 2002, Cook Inlet Keeper, a non-governmental third party, filed a challenge to the regulatory review and approval process for the Production Project. In July 2002, Forest was granted leave to intervene to defend the State of Alaska's approval of the Projection Project. In August 2002, the Court entered a briefing schedule. That briefing has been completed, and the matter is now set for oral argument before the Court on April 17, 2003. Separately, Cook Inlet Keeper filed a motion in September 2002 asking the Court to stay Forest's development and production phase operations during the pendency of the briefing process and through the Court's final determination regarding the challenge. Forest filed an opposition, and the Court denied Cook Inlet Keeper's motion on December 4, 2002. Cook Inlet Keeper appealed that denial to the Alaska Supreme Court. Forest subsequently filed an opposition. On March 14, 2003, the Alaska Supreme Court remanded the matter back to the trial Court for clarification of the Court's ruling, and postponed ruling on the petition for review until receipt of that clarification. While we intend to continue our vigorous opposition to Cook Inlet Keeper's challenge, the outcome of the litigation is inherently difficult to predict with any certainty. We can give no assurances as to the effect of any delays in the Production Project on Forest's financial condition and results of operations.

(12) SELECTED QUARTERLY FINANCIAL DATA (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands Except Per Share Amounts)
2002
Revenue(1)	$96,433	126,887	124,781	127,593

Earnings from operations	$10,879	28,862	24,395	27,512

Net earnings (loss) before extraordinary item	$(1,553)	12,056	4,683	9,300

Net earnings (loss)	$(1,784)	10,958	2,909	9,193

Basic earnings (loss) per share before extraordinary item	$(.03)	0.25	0.10	0.20
Basic earnings (loss) per share	$(.04)	0.23	0.06	0.20
Diluted earnings (loss) per share before extraordinary item	$(.03)	0.25	0.10	0.19
Diluted earnings (loss) per share	$(.04)	0.23	0.06	0.19
2001(2)
Revenue(1)	$258,671	187,929	146,619	125,098

Earnings (loss) from operations	$155,373	75,336	22,291	(8,627)

Earning (loss)before extraordinary item	$81,285	52,179	2,367	(26,477)

Net earnings (loss)	$81,285	50,589	1,540	(29,671)

Basic earnings (loss) per share before extraordinary item	$1.68	1.08	.05	(.56)
Basic earnings (loss) per share	$1.68	1.05	.03	(.63)
Diluted earnings (loss) per share before extraordinary item	$1.60	1.04	.05	(.56)
Diluted earnings (loss) per share	$1.60	1.01	.03	(.63)

(1)
In the third quarter of 2002 the Company began presenting revenue and expenses from marketing and processing activities as a net revenue line item in the statement of operations. Revenue for all quarters in 2001 and the first two quarters of 2002 has been restated to reflect the net presentation of the Company's marketing and processing activities.

(2)
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

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS:

        Segment information has been prepared in accordance with Statement 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). In 2002, 2001 and 2000, Forest had seven reportable segments consisting of oil and gas operations in six business units (Gulf of Mexico Offshore Region, Gulf Coast Onshore Region, Western United States, Alaska, Canada and International), and marketing and processing operations conducted by ProMark in Canada. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the consolidated financial statements.

Year ended December 31, 2002

	Oil and Gas Operations
	Gulf of Mexico Offshore	Gulf Coast Onshore	Western	Alaska	Total United States	Canada	Total	Marketing and Processing	Inter- national	Total Company
					(In Thousands)
Revenue	$244,298	48,049	63,054	65,475	420,876	50,864	471,740	3,954	—	475,694
Expenses:
Oil and gas production	66,106	16,225	21,572	40,988	144,891	13,808	158,699	—	—	158,699
General and administrative	15,003	4,290	6,041	7,570	32,904	4,738	37,642	1,484	—	39,126
Depletion	109,845	13,564	17,614	18,818	159,841	21,326	181,167	933	—	182,100

Earnings from operations	$53,344	13,970	17,827	(1,901)	83,240	10,992	94,232	1,537	—	95,769

Capital expenditures	$90,819	24,437	37,578	163,836	316,670	21,286	337,956	—	16,264	354,220

Property and equipment, net	$486,067	298,957	231,507	368,223	1,384,754	229,773	1,614,527	—	66,533	1,681,060

        Information for reportable segments relates to the Company's 2002 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$95,769
Administrative asset depreciation	(4,121)
Other expense, net	(703)
Interest expense	(50,433)
Translation gain on subordinated debt	332
Realized loss on derivative instruments, net	(1,253)
Unrealized loss on derivative instruments, net	(788)

Earnings before income taxes and extraordinary item	$38,803

Year ended December 31, 2001

	Oil and Gas Operations
	Gulf of Mexico Offshore	Gulf Coast Onshore	Western	Alaska	Total United States	Canada	Total	Marketing and Processing	Inter- national	Total Company
					(In Thousands)
Revenue	$435,370	61,325	78,356	82,655	657,706	57,146	714,852	3,465	—	718,317
Expenses:
Oil and gas production	88,492	20,176	23,766	38,021	170,455	15,795	186,250	—	—	186,250
General and administrative	11,966	3,094	4,135	4,932	24,127	5,011	29,138	1,376	—	30,514
Depletion	153,041	14,680	16,282	18,117	202,120	17,664	219,784	1,857	—	221,641
Impairment of oil and gas properties	—	—	—	—	—	—	—	—	18,072	18,072
Impairment of contract value	—	—	—	—	—	—	—	3,239	—	3,239

Earnings from operations	$181,871	23,375	34,173	21,585	261,004	18,676	279,680	(3,007)	(18,072)	258,601

Capital expenditures	$265,328	51,208	45,333	106,260	468,129	63,193	531,322	—	33,339	564,661

Property and equipment, net	$501,640	289,119	211,905	223,099	1,225,763	233,578	1,459,341	—	51,612	1,510,953

        Information for reportable segments relates to the Company's 2001 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$258,601
Administrative asset depreciation	(4,392)
Other expense, net	(9,592)
Merger and seismic licensing expense	(9,836)
Interest expense	(49,910)
Translation loss on subordinated debt	(7,872)
Realized gain on derivative instruments, net	11,556
Unrealized gain on derivative instruments, net	376

Earnings before income taxes and extraordinary item	$188,931

Year ended December 31, 2000

	Oil and Gas Operations
	Gulf of Mexico Offshore	Gulf Coast Onshore	Western	Alaska	Total United States	Canada	Total	Marketing and Processing	Inter- national	Total Company
					(In Thousands)
Revenue	$359,718	48,313	95,442	62,882	566,355	58,570	624,925	3,094	—	628,019
Expenses:
Oil and gas production	64,862	11,885	26,807	23,877	127,431	12,787	140,218	—	—	140,218
General and administrative	16,272	4,559	6,083	3,220	30,134	4,060	34,194	1,386	—	35,580
Depletion	123,020	20,576	27,158	20,148	190,902	18,056	208,958	2,227	—	211,185
Impairment of oil and gas properties	—	—	—	—	—	—	—	—	5,876	5,876

Earnings (loss) from operations	$155,564	11,293	35,394	15,637	217,888	23,667	241,555	(519)	(5,876)	235,160

Capital expenditures	$218,540	10,083	25,504	58,085	312,212	50,802	363,014	—	25,024	388,038

Property and equipment, net	$515,973	257,336	199,456	135,528	1,108,293	202,941	1,311,234	—	40,432	1,351,666

        Information for reportable segments relates to the Company's 2000 consolidated totals as follows:

(In Thousands)
Earnings before income taxes and extraordinary item:
Earnings from operations for reportable segments	$235,160
Administrative asset depreciation	(1,295)
Other income, net	1,757
Merger and seismic licensing expense	(31,577)
Interest expense	(60,269)
Translation loss on subordinated debt	(7,102)

Earnings before income taxes and extraordinary item	$136,674

(14) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited):

        The following information is presented in accordance with Statement 69, Disclosure about Oil and Gas Producing Activities, (Statement No. 69).

        (A) Costs Incurred in Oil and Gas Exploration and Development Activities.    The following costs were incurred in oil and gas exploration and development activities during the years ended December 31, 2002, 2001 and 2000:

	United States	Canada	International	Total
	(In Thousands)
2002
Property acquisition costs (undeveloped leases and proved properties)	$3,925	—	—	3,925
Exploration costs	72,698	13,401	16,264	102,363
Development costs	240,047	7,885	—	247,932

Total	$316,670	21,286	16,264	354,220

2001
Property acquisition costs (undeveloped leases and proved properties)	$(207)	238	—	31
Exploration costs	145,882	44,793	33,339	224,014
Development costs	322,454	18,162	—	340,616

Total	$468,129	63,193	33,339	564,661

2000
Property acquisition costs (undeveloped leases and proved properties)	$22,754	1	(56)	22,699
Exploration costs	87,051	21,249	25,080	133,380
Development costs	202,407	29,552	—	231,959

Total	$312,212	50,802	25,024	388,038

        (B) Aggregate Capitalized Costs.    The aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated were as follows:

	2002	2001	2000
	(In Thousands)
Costs related to proved properties	$3,588,128	3,208,348	2,807,033
Costs related to unproved properties:
Costs subject to depletion	3,316	13,355	6,982
Costs not subject to depletion	171,636	186,614	206,763

	3,763,080	3,408,317	3,020,778
Less accumulated depletion and valuation allowance	(2,082,020)	(1,897,400)	(1,669,112)

	$1,681,060	1,510,917	1,351,666

        (C) Results of Operations from Producing Activities.    Results of operations from producing activities for the years ended December 31, 2002, 2001 and 2000 are presented below. Income taxes are different from income taxes shown in the Consolidated Statements of Operations because this table excludes general and administrative and interest expense.

	United States	Canada	Total
	(In Thousands)
2002
Oil and gas sales	$420,876	50,864	471,740
Production expense	144,891	13,808	158,699
Depletion expense	159,841	21,326	181,167
Income tax expense	44,135	5,576	49,711

	348,867	40,710	389,577

Results of operations from producing activities	$72,009	10,154	82,163

2001
Oil and gas sales	$657,856	56,996	714,852
Production expense	170,455	15,795	186,250
Depletion expense	202,120	17,664	219,784
Income tax expense	108,407	8,013	116,420

	480,982	41,472	522,454

Results of operations from producing activities	$176,874	15,524	192,398

2000
Oil and gas sales	$555,582	69,343	624,925
Production expense	127,431	12,787	140,218
Depletion expense	190,902	18,056	208,958
Income tax expense	83,041	16,551	99,592

	401,374	47,394	448,768

Results of operations from producing activities	$154,208	21,949	176,157

        The Company recorded impairments of its international oil and gas properties of $18,072,000 in 2001 and $5,876,000 in 2000.

        (D) Estimated Proved Oil and Gas Reserves.    The Company's estimate of its net proved and proved developed oil and gas reserves and changes for 2002, 2001 and 2000 follows. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made.

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

	Liquids			Gas
	(MBBLS)			(MMCF)
	United States	Canada	Total	United States	Canada	Total
Balance at December 31, 1999	86,308	10,778	97,086	694,696	130,927	825,623
Revisions of previous estimates	(1,710)	(641)	(2,351)	2,680	(19,647)	(16,967)
Extensions and discoveries	5,780	529	6,309	116,911	23,206	140,117
Production	(9,891)	(1,536)	(11,427)	(102,320)	(11,522)	(113,842)
Sales of reserves in place	(904)	(9)	(913)	(26,084)	(2,172)	(28,256)
Purchases of reserves in place	537	—	537	37,383	—	37,383

Balance at December 31, 2000	80,120	9,121	89,241	723,266	120,792	844,058
Revisions of previous estimates	878	680	1,558	(22,137)	3,789	(18,348)
Extensions and discoveries	44,000	135	44,135	133,933	46,221	180,154
Production	(9,239)	(1,361)	(10,600)	(97,400)	(10,994)	(108,394)
Sales of reserves in place	(4,833)	(35)	(4,868)	(68,979)	(867)	(69,846)
Purchases of reserves in place	69	14	83	56	869	925

Balance at December 31, 2001	110,995	8,554	119,549	668,739	159,810	828,549
Revisions of previous estimates	3,419	170	3,589	1,002	(18,565)	(17,563)
Extensions and discoveries	10,544	11	10,555	85,460	10,205	95,665
Production	(7,477)	(1,180)	(8,657)	(78,543)	(13,525)	(92,068)
Sales of reserves in place	(97)	(641)	(738)	(324)	(3,059)	(3,383)
Purchases of reserves in place	68	—	68	2,076	118	2,194

Balance at December 31, 2002	117,452	6,914	124,366	678,410	134,984	813,394

Proved developed reserves at:
December 31, 1999	57,746	10,715	68,461	539,802	124,201	664,003
December 31, 2000	53,385	9,121	62,506	546,789	83,824	630,613
December 31, 2001	45,909	8,554	54,463	491,757	123,168	614,925
December 31, 2002	61,398	6,914	68,312	496,056	79,777	575,833

        (E) Standardized Measure of Discounted Future Net Cash Flows.    Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, in which case, the applicable contract prices, including fixed and determinable escalations, were used for the duration of the contract. Thereafter, the current spot price was used. All cash flow amounts, including income taxes, are discounted at 10%.

        Future income tax expenses are estimated using an estimated combined federal and state income tax rate of 38% in the United States and a combined Federal and Provincial rate of 42.12% in Canada. Estimates for future general and administrative and interest expense have not been considered.

        Changes in the demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company's proved reserves. Management does not rely upon the information that follows in making investment decisions.

	December 31, 2002
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$6,191,349	628,996	6,820,345
Future production costs	(1,486,637)	(120,133)	(1,606,770)
Future development costs	(465,081)	(31,826)	(496,907)
Future abandonment costs	(157,309)	(2,665)	(159,974)
Future income taxes	(988,477)	(126,994)	(1,115,471)

Future net cash flows	3,093,845	347,378	3,441,223
10% annual discount for estimated timing of cash flows	(1,250,048)	(138,027)	(1,388,075)

Standardized measure of discounted future net cash flows	$1,843,797	209,351	2,053,148

        Present value of future net cash flows before income taxes was $2,323,870,000 in the United States and $262,257,000 in Canada at December 31, 2002.

	December 31, 2001
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$3,679,113	462,773	4,141,886
Future production costs	(957,645)	(126,656)	(1,084,301)
Future development costs	(346,695)	(6,035)	(352,730)
Future abandonment costs	(150,675)	(2,822)	(153,497)
Future income taxes	(331,912)	(69,341)	(401,253)

Future net cash flows	1,892,186	257,919	2,150,105
10% annual discount for estimated timing of cash flows	(715,546)	(87,906)	(803,452)

Standardized measure of discounted future net cash flows	$1,176,640	170,013	1,346,653

        Present value of future net cash flows before income taxes was $1,345,743,000 in the United States and $197,025,000 in Canada at December 31, 2001.

	December 31, 2000
	United States	Canada	Total
	(In Thousands)
Future oil and gas sales	$8,805,617	958,776	9,764,393
Future production costs	(1,284,255)	(111,954)	(1,396,209)
Future development costs	(359,152)	(13,910)	(373,062)
Future abandonment costs	(174,197)	(4,091)	(178,288)
Future income taxes	(1,913,585)	(293,654)	(2,207,239)

Future net cash flows	5,074,428	535,167	5,609,595
10% annual discount for estimated timing of cash flows	(1,702,274)	(212,890)	(1,915,164)

Standardized measure of discounted future net cash flows	$3,372,154	322,277	3,694,431

        Present value of future net cash flows before income taxes was $4,605,767,000 in the United States and $471,536,000 in Canada at December 31, 2000.

        Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves    An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows:

	December 31, 2002
	United States	Canada	Total
	(In Thousands)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at beginning of year	$1,176,640	170,013	1,346,653
Changes resulting from:
Sales of oil and gas, net of production costs	(277,113)	(37,056)	(314,169)
Net changes in prices and future production costs	821,159	119,484	940,643
Net changes in future development costs	(160,173)	(18,174)	(178,347)
Extensions, discoveries and improved recovery	138,241	10,414	148,655
Previously estimated development costs incurred during the period	227,980	7,197	235,177
Revisions of previous quantity estimates	89,629	(27,670)	61,959
Sales of reserves in place	(454)	(8,702)	(9,156)
Purchases of reserves in place	4,284	36	4,320
Accretion of discount on reserves at beginning of year before income taxes	134,574	19,703	154,277
Net change in income taxes	(310,970)	(25,894)	(336,864)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves, at end of year	$1,843,797	209,351	2,053,148

        The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002 was based on average natural gas prices of approximately $4.16 per MCF in the U.S. and approximately $3.30 per MCF in Canada and on average liquids prices of approximately $27.85 per barrel in the U.S. and approximately $26.63 per barrel in Canada.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information concerning Forest's directors required by this Item is incorporated by reference to the information under the captions "Proposal No. 1—Election of Directors" in the definitive Proxy Statement concerning its Annual Meeting of Shareholders to be held on May 8, 2003 (the "2003 Proxy Statement").

        The information concerning Forest's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of Forest" included in Part I, Item 4A of this Form 10-K.

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the information under the captions "Executive Compensation" and "Stock Performance Graph" in the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

        The information required by this Item is incorporated by reference to the information under the captions "Principal Holders of Securities" and "Security Ownership of Management" in the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Party Transactions" in the 2003 Proxy Statement.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report or are incorporated by reference:

(1)
Financial Statements:

1.
Independent Auditors' Report

2.
Consolidated Balance Sheets—December 31, 2002 and 2001

3.
Consolidated Statements of Operations—Years ended December 31, 2002, 2001 and 2000

4.
Consolidated Statements of Shareholders' Equity—Years ended December 31, 2002, 2001 and 2000

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001 and 2000

6.
Notes to Consolidated Financial Statements—Years ended December 31, 2002, 2001 and 2000

(2)
Financial Statement Schedules:

  All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

  (3)
  Exhibits: See the Index of Exhibits listed in Item 15(c) hereof for a list of those exhibits filed as part of this Form 10-K.

(b)
Reports on Form 8-K:

  On November 14, 2002, Forest filed a Current Report on Form 8-K dated November 13, 2002, pursuant to Items 7 and 9, announcing its 2002 Fourth Quarter Guidance.

  On November 14, 2002, Forest filed a Current Report on Form 8-K dated November 14, 2002, pursuant to Item 9. Pursuant to 18U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Chief Executive and the Chief Financial Officer accompanied the Form 10-Q.

  On December 18, 2002, Forest filed a Current Report on Form 8-K dated December 16, 2002, pursuant to Items 7 and 9, announcing the initial production from Redoubt Shoal.

(c)
Index of Exhibits:

Exhibit Number	Exhibits
3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.3	Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.4	Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation's Registration Statement on Form S-2 (File No. 33-64949).
3.5	Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
3.6	Restated Bylaws of Forest Oil Corporation dated as of February 14, 2001, incorporated herein by reference to Exhibit 3(ii) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
3.7	[Amendment No. 1, dated as of February 25, 2003, to the Restated By-laws of Forest Oil Corporation dated as of February 14, 2001, incorporated by reference to Exhibit 99.1 to Forest Oil Corporation's Current Report on Form 8-K dated February 25, 2003 (File No. 001-13515).]
4.1	Indenture dated as of September 29, 1997 among Canadian Forest Oil Ltd., Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Registration Statement on Form S-4 dated October 31, 1997 (File No. 333-39255).
4.2	Supplemental Indenture dated December 1, 1999 among Forest Oil Corporation, Canadian Forest Oil Ltd., Producers Marketing Ltd., and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
4.3	Indenture dated as of February 5, 1999 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.16 to Forest Oil Corporation's Registration Statement on Form S-3 dated November 14, 1996, as amended (File No. 333-16125).
4.4	Indenture dated as of June 21, 2001 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
4.5	Indenture dated as of December 7, 2001 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.5 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
4.6	Indenture dated as of April 25, 2002 between Forest Oil Corporation and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.6 to Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).

4.7	Rights Agreement between Forest Oil Corporation and Mellon Securities Trust Company, as Rights Agent dated as of October 14, 1993, incorporated herein by reference to Exhibit 4.3 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
4.8	Amendment No. 1 dated as of July 27, 1995 to Rights Agreement dated as of October 14, 1993 between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 99.5 of Form 8-K for Forest Oil Corporation dated October 11, 1995 (File No. 0-4597).
4.9	Amendment No. 2, dated as of June 25, 1998 to Rights Agreement, dated as of October 14, 1993, between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 99.1 to Form 8-K for Forest Oil Corporation, dated June 25, 1998 (File No. 001-13515).
4.10	Amendment No. 3, dated as of September 1, 1998 to Rights Agreement, dated as of October 14, 1993, between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 4.13 to Forest Oil Corporation Registration Statement on Form S-4, dated November 6, 2000 (File No. 333-49376).
4.11	Amendment No. 4, dated as of July 10, 2000, to Rights Agreement, dated as of October 14, 1993, between Forest Oil Corporation and Mellon Securities Trust Company, incorporated herein by reference to Exhibit 4.14 to Forest Oil Corporation Registration Statement on Form S-4, dated November 6, 2000 (File No. 333-49376).
4.12	Registration Rights Agreement, dated as of July 10, 2000, by and between Forest Oil Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 4.15 to Forest Oil Corporation Registration Statement on Form S-4, dated November 6, 2000 (File No. 333-49376).
4.13	Credit Agreement, dated as of October 10, 2000, among Forest Oil Corporation, the lenders party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, and The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
4.14	Canadian Credit Agreement, dated as of October 10, 2000, among Canadian Forest Oil Ltd., the subsidiary borrowers from time to time parties thereto, the lenders party thereto, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, and The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.14 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
4.15	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing from Forest Oil Corporation to Robert C. Mertensotto, trustee, and Gregory P. Williams, trustee (Utah), and The Chase Manhattan Bank, as Global Administrative Agent, dated as of December 7, 2000, incorporated herein by reference to Exhibit 4.13 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).

4.16	First Amendment to Combined Credit Agreement dated as of May 24, 2001, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
4.17	Second Amendment to Combined Credit Agreements dated as of April 3, 2002, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and J.P. Morgan Chase, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.17 to Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).
4.18	Third Amendment to Combined Credit Agreements dated as of May 31, 2002, by and between Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.18 Forest Oil Corporation's Registration Statement on Form S-4 dated June 11, 2002 (File No. 333-90220).
4.19	Fourth Amendment to Combined Credit Agreement dated as of October 8, 2002, among Forest Oil Corporation, Canadian Forest Oil Ltd., and the subsidiary borrowers from time to time parties thereto, each of the lenders that is party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase Bank, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.1 to Forest Oil Corporation's Current Report on Form 8-K, dated as of January 15, 2003 (File No. 1-13515).
4.20	Fifth Amendment to Combined Credit Agreements, dated as of January 7, 2003, among Forest Oil Corporation, Canadian Forest Oil Ltd., and the subsidiary borrowers from time to time parties thereto, each of the lenders that is a party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase Bank, successor to The Chase Manhattan Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to Forest Oil Corporation's Current Report on Form 8-K, dated as of January 15, 2003 (File No. 1-13515).
4.21†	Registration Rights Agreement between Forest Oil Corporation and The Anschutz Corporation dated as of May 19, 1995.

10.1*	Description of Executive Life Insurance Plan, incorporated herein by reference to Exhibit 10.2 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1991 (File No. 0-4597).
10.2*	Form of non-qualified Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990 (File No. 0-4597).
10.3*	Form of Executive Retirement Agreement, incorporated herein by reference to Exhibit 10.5 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1990 (File No. 0-4597).
10.4*	Forest Oil Corporation 1996 Stock Incentive Plan and Option Agreement, incorporated herein by reference to Exhibit 4.1 to Form S-8 for Forest Oil Corporation dated June 7, 1996 (File No. 0-4597).
10.5*	First Amendment to Forest Oil Corporation 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.6*	Second Amendment to Forest Oil Corporation 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.7*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.9 to Form 10-K for Forest Oil Corporation for the year ended December 31, 1993 (File No. 0-4597).
10.8*	Form of First Amendment to Severance Agreement, incorporated herein by reference to Exhibit 10.4 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.9*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2001 (File No. 001-13515).
10.10*	Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10.10 to Forest Oil Corporation's Registration Statement on Form S-4 dated February 6, 2002 (File No. 333-82254).
10.11*	Employment Agreement, dated as of February 15, 2000, between Forcenergy Inc and Gary E. Carlson, incorporated herein by reference to Exhibit 10.8 to Form 8-K for Forcenergy Inc filed on February 16, 2000 (File No. 0-26444).
10.12*	Forest Oil Corporation 2001 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
10.13*	Form of Employee Stock Option Agreement, incorporated herein by reference to Exhibit 4.2 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
10.14*	Form of Non-Employee Director Stock Option Agreement, incorporated herein by reference to Exhibit 4.2 to Form S-8 for Forest Oil Corporation dated June 6, 2001 (File No. 333-62408).
10.15*	Forest Oil Corporation Pension Trust Agreement dated as of January 1, 2002 by and between Forest Oil Corporation and the trustees named therein or their successors, incorporated by reference to Exhibit 10.1 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 2002 (File No. 1-13515).
10.16*	First Amendment to Retirement Savings Plan of Forest Oil Corporation dated April 12, 2002, incorporated by reference to Exhibit 10.2 to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 2002 (File No. 1-13515).

10.17*†	Forest Oil Corporation Salary Deferral Deferred Compensation Plan.
10.18*†	Forest Oil Corporation Change of Control Deferred Compensation Plan.
10.19*†	Second Amendment to Retirement Savings Plan of Forest Oil Corporation dated November 13, 2002.
10.20*†	First Amendment to Forest Oil Corporation Executive Deferred Compensation Plan dated November 13, 2002.
10.21*†	Second Amendment to Forest Oil Corporation Executive Deferred Compensation Plan dated February 3, 2003.
10.22*†	Form of Stock Option Agreement between Forest Oil Corporation and Robert S. Boswell.
10.23*†	Form of Restricted Stock Agreement between Forest Oil Corporation and Robert S. Boswell.
21.1†	List of Subsidiaries of Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of Ryder Scott Company.
24.1†	Powers of Attorney (included on the signature pages hereof).

*
Contract or compensatory plan or arrangement in which directors and/or officers participate.

†
Indicates exhibits filed with this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
Date: March 21, 2003	By:	/s/ ROBERT S. BOSWELL Robert S. Boswell Chairman of the Board and Chief Executive Officer

Power of Attorney

        The officers and directors of Forest Oil Corporation, whose signatures appear below, hereby constitute and appoint Robert S. Boswell, Joan C. Sonnen and Newton W. Wilson III, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this Form 10-K Annual Report for the year ended December 31, 2002, and any instrument or document filed as part of, as an exhibit to or in connection with any amendment, and each of the undersigned does hereby ratify and confirm as his own act and deed all that said attorneys shall do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT S. BOSWELL (Robert S. Boswell)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2003
/s/ DAVID H. KEYTE David H. Keyte	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2003
/s/ JOAN C. SONNEN Joan C. Sonnen	Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)	March 21, 2003

/s/ WILLIAM L. BRITTON William L. Britton	Director	March 21, 2003
/s/ CORTLANDT S. DIETLER Cortlandt S. Dietler	Director	March 21, 2003
/s/ DOD. A. FRASER Dod. A. Fraser	Director	March 21, 2003
/s/ CANNON Y. HARVEY Cannon Y. Harvey	Director	March 21, 2003
/s/ FORREST E. HOGLUND Forrest E. Hoglund	Director	March 21, 2003
/s/ JAMES H. LEE James H. Lee	Director	March 21, 2003
/s/ CRAIG D. SLATER Craig D. Slater	Director	March 21, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert S. Boswell, certify that:

1.
I have reviewed this annual report on Form 10-K of Forest Oil Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing fulfilling the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ ROBERT S. BOSWELL Robert S. Boswell Chairman of the Board and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, David H. Keyte, certify that:

1.
I have reviewed this annual report on Form 10-K of Forest Oil Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer

Index
of Exhibits filed with this Form 10-K:

Exhibit Number	Exhibits
4.21	Registration Rights Agreement between Forest Oil Corporation and The Anschutz Corporation dated as of May 19, 1995.
10.17	Forest Oil Corporation Salary Deferral Deferred Compensation Plan.
10.18	Forest Oil Corporation Change of Control Deferred Compensation Plan.
10.19	Second Amendment to Retirement Savings Plan of Forest Oil Corporation dated November 13, 2002.
10.20	First Amendment to Forest Oil Corporation Executive Deferred Compensation Plan dated November 13, 2002.
10.21	Second Amendment to Forest Oil Corporation Executive Deferred Compensation Plan dated February 3, 2003.
10.22	Form of Stock Option Agreement between Forest Oil Corporation and Robert S. Boswell.
10.23	Form of Restricted Stock Agreement between Forest Oil Corporation and Robert S. Boswell.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
23.2	Consent of Ryder Scott Company.
24.1	Powers of Attorney (included on the signature pages hereof).