Form 10-Q
period 2003-03-31
FOREST OIL CORP
filed 2003-05-15
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File Number 1-13515

FOREST OIL CORPORATION
(Exact name of registrant as specified in its charter)

New York	25-0484900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Title of Class of Common Stock	Number of Shares Outstanding April 30, 2003
Common Stock, Par Value $.10 Per Share	48,174,766

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION CONDENSED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,260	13,166
Accounts receivable	179,140	111,760
Derivative instruments	4,501	3,241
Current deferred tax asset	19,879	10,310
Other current assets	22,245	21,994

Total current assets	239,025	160,471
Net property and equipment	1,894,288	1,687,885
Deferred income taxes	13,373	41,022
Goodwill and other intangible assets, net	13,075	12,525
Other assets	22,215	22,778

	$2,181,976	1,924,681

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177,519	153,413
Accrued interest	15,093	6,857
Derivative instruments	40,780	29,120
Asset retirement obligation	14,917	—
Other current liabilities	1,875	2,285

Total current liabilities	250,184	191,675
Long-term debt	745,586	767,219
Asset retirement obligation	143,037	—
Other liabilities	27,166	28,199
Deferred income taxes	21,700	16,377
Shareholders' equity:
Common stock	5,027	4,913
Capital surplus	1,183,343	1,159,269
Accumulated deficit	(105,677)	(144,548)
Accumulated other comprehensive loss	(31,854)	(41,887)
Treasury stock, at cost	(56,536)	(56,536)

Total shareholders' equity	994,303	921,211

	$2,181,976	1,924,681

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands Except Sales Volumes and Per Share Amounts)
SALES VOLUMES
Natural gas (mmcf)	23,070	22,207

Oil, condensate and natural gas liquids (thousands of barrels)	2,075	1,938

STATEMENTS OF CONSOLIDATED OPERATIONS
Revenue:
Oil and gas sales:
Natural gas	$113,958	59,432
Oil, condensate and natural gas liquids	54,242	36,364

Total oil and gas sales	168,200	95,796
Marketing and processing, net	543	637

Total revenue	168,743	96,433
Operating expenses:
Oil and gas production	35,200	37,211
General and administrative	8,892	8,157
Depreciation and depletion	48,630	40,186
Accretion of asset retirement obligation	3,120	—

Total operating expenses	95,842	85,554

Earnings from operations	72,901	10,879
Other income and expense:
Other expense, net	3,921	974
Interest expense	12,960	12,145
Translation loss on subordinated debt	—	149
Realized gain on derivative instruments, net	(43)	(84)
Unrealized loss on derivative instruments, net	5	200

Total other income and expense	16,843	13,384

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	56,058	(2,505)
Income tax expense (benefit):
Current	57	111
Deferred	22,984	(832)

	23,041	(721)

Earnings (loss) before cumulative effect of change in accounting principle	33,017	(1,784)
Cumulative effect of change in accounting principle for recording asset retirement obligation, net of taxes	5,854	—

Net earnings (loss)	$38,871	(1,784)

Weighted average number of common shares outstanding:
Basic	47,857	46,835

Diluted	48,733	46,835

Basic earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$.69	(.04)
Cumulative effect of change in accounting principle	.12	—

Basic earnings (loss) per common share	$.81	(.04)

Diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$.68	(.04)
Cumulative effect of change in accounting principle	.12	—

Diluted earnings (loss) per common share	$.80	(.04)

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss) before cumulative effect of change in accounting principle	$33,017	(1,784)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	48,630	40,186
Accretion of asset retirement obligation	3,120	—
Amortization of deferred hedge gain	(1,095)	—
Amortization of deferred debt costs	559	493
Translation loss on subordinated debt	—	149
Unrealized loss (gain) on derivative instruments, net	5	(1,530)
Deferred income tax expense (benefit)	22,984	(832)
Loss on extinguishment of debt	3,975	231
Other, net	(225)	(43)
(Increase) decrease in accounts receivable	(65,019)	10,039
Decrease in other current assets	722	72
Increase (decrease) in accounts payable	21,917	(39,362)
Increase in accrued interest and other current liabilities	5,621	2,676

Net cash provided by operating activities	74,211	10,295
Cash flows from investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(72,751)	(79,834)
Other fixed assets	(278)	(948)
Proceeds from sales of assets	15	518
Increase in other assets, net	(1,142)	(503)

Net cash used by investing activities	(74,156)	(80,767)
Cash flows from financing activities:
Proceeds from bank borrowings	185,000	141,889
Repayments of bank borrowings	(140,000)	(73,878)
Repurchases of 8 3/4% senior subordinated notes	—	(5,279)
Repurchases of 10 1/2% senior subordinated notes	(69,441)	—
Proceeds of common stock offering, net of offering costs	20,968	—
Proceeds from the exercise of options and warrants	3,468	1,499
Purchase of treasury stock	—	(540)
Decrease in other liabilities, net	(334)	(767)

Net cash provided (used) by financing activities	(339)	62,924
Effect of exchange rate changes on cash	378	(92)

Net increase (decrease) in cash and cash equivalents	94	(7,640)
Cash and cash equivalents at beginning of period	13,166	8,387

Cash and cash equivalents at end of period	$13,260	747

Cash paid during the period for:
Interest	$5,553	8,299
Income taxes	$1,030	1,282

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(1) BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest or the Company). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

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

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, depreciation and amortization, the amount of future net revenues used in computing the ceiling test limitations and the amount of future capital obligations used in such calculations, and the estimated amounts of future asset retirement obligations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties and the valuation of deferred tax assets and the estimation of fair values of derivative instruments.

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2003 financial statement presentation. Losses related to the extinguishment of debt in 2002 were reclassified to other expense and the extraordinary item caption was deleted in response to Statement of Financial Accounting Standards No. 145. In addition, marketing and processing revenue and related expenses have been netted in the accompanying condensed financial statements to reflect the change made in the third quarter of 2002 in response to EITF Issue No. 02-03.

        For a more complete understanding of Forest's operations, financial position and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

(2) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

  Earnings (Loss) per Share:

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months ended March 31,
	2003(1)	2002(2)
	(In Thousands Except Per Share Amounts)
Earnings (loss) before cumulative effect of change in accounting principle	$33,017	(1,784)
Cumulative effect of change in accounting principle	5,854	—

Net earnings (loss)	$38,871	(1,784)

Weighted average common shares outstanding during the period	47,857	46,835
Add dilutive effects of stock options	213	—
Add dilutive effects of warrants	663	—

Weighted average common shares outstanding including the effects of dilutive securities	48,733	46,835

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$.69	(.04)

Basic earnings (loss) per share	$.81	(.04)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$.68	(.04)

Diluted earnings (loss) per share	$.80	(.04)

(1)
At March 31, 2003, options to purchase 3,035,851 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

(2)
At March 31, 2002, options to purchase 3,845,323 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options expire at various dates from 2003 through 2012.

  Comprehensive Earnings (Loss):

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in the Company's other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are foreign currency gains (losses) related to the translation of the assets and liabilities of the Company's Canadian operations; unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges; and unrealized gains (losses) related to the change in fair value of securities available for sale.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Net earnings (loss)	$38,871	(1,784)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	16,425	(311)
Unrealized loss on derivative instruments, net	(6,827)	(26,239)
Unrealized gain on securities available for sale and other	435	15

Total comprehensive earnings (loss)	$48,904	(28,319)

(3) STOCK BASED COMPENSATION

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

	Three Months Ended March 31,
	2003	2002
	(In Thousands Except Per Share Amounts)
Net earnings (loss):
As reported	$38,871	(1,784)

Pro forma	$35,863	(4,650)

Basic earnings (loss) per share:
As reported	$.81	(.04)

Pro forma	$.75	(.10)

Diluted earnings (loss) per share:
As reported	$.80	(.04)

Pro forma	$.74	(.10)

(4) NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	March 31, 2003	December 31, 2002
	(In Thousands)
Oil and gas properties	$3,981,747	3,763,080
Buildings, transportation and other equipment	27,745	27,230

	4,009,492	3,790,310
Less accumulated depreciation, depletion and valuation allowance	(2,115,204)	(2,102,425)

	$1,894,288	1,687,885

(5) ASSET RETIREMENT OBLIGATIONS

        Effective January 1, 2003 the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. The Company previously recorded estimated costs of future abandonment liabilities, net of estimated salvage values, as part of its provision for depreciation and depletion for oil and gas properties without recording a separate liability for such amounts. The Company's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        Upon adoption of SFAS No. 143, using a cumulative effect approach, the Company recorded an increase to net properties and equipment of $165,370,000, an asset retirement obligation liability of $155,972,000 and an after tax credit of $5,854,000 for the cumulative effect of the change in accounting principle related to the depreciation and accretion amounts that would have been reported had the asset retirement obligations been recorded when incurred. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method.

        The following table summarizes the activity for the Company's asset retirement obligation for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
(In Thousands)
Asset retirement obligation at beginning of period	$—
Liability recognized in transition	155,972
Accretion expense	3,120
Liabilities incurred	719
Liabilities settled	(1,857)

Asset retirement obligation at end of period	157,954
Less: current asset retirement obligation	(14,917)

Long-term asset retirement obligation	$143,037

        The following sets forth the pro forma effect on net earnings and earnings per share for the three months ended March 31, 2002 as if SFAS No. 143 had been adopted on January 1, 2002:

Three Months Ended March 31, 2002
(In Thousands)
Net loss:
As reported	$(1,784)

Pro forma	$(2,271)

Basic and diluted earnings per share:
As reported	$(.04)

Pro forma	$(.05)

If SFAS No. 143 had been adopted as of January 1, 2002, the pro forma asset retirement obligation at that date would have been $141,864,000.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets recorded in the acquisition of Producers Marketing Ltd. (ProMark), the Company's Canadian gas marketing subsidiary, consist of the following:

	March 31, 2003	December 31, 2002
	(In Thousands)
Goodwill	$15,630	14,589
Long-term gas marketing contracts	13,636	12,728

	29,266	27,317
Less accumulated amortization	(16,191)	(14,792)

	$13,075	12,525

        Goodwill is tested annually for impairment. Long-term gas marketing contracts are amortized based on estimated revenues over the life of the contracts.

(7) LONG-TERM DEBT

        Components of long-term debt are as follows:

	March 31, 2003					December 31, 2002
	Principal	Unamortized Discount	Other		Total	Principal	Unamortized Discount	Other		Total
	(In Thousands)
U.S. Credit Facility	$140,000	—	—		140,000	95,000	—	—		95,000
8% Senior Notes Due 2008	265,000	(512)	11,991	(1)	276,479	265,000	(536)	12,558	(1)	277,022
8% Senior Notes Due 2011	160,000	—	7,303	(1)	167,303	160,000	—	7,509	(1)	167,509
7 3/4% Senior Notes Due 2014	150,000	(2,646)	14,450	(1)	161,804	150,000	(2,706)	14,772	(1)	162,066
10 1/2% Senior Subordinated Notes Due 2006	—	—	—		—	65,970	(348)	—		65,622

	$715,000	(3,158)	33,744		745,586	735,970	(3,590)	34,839		767,219

(1)
Represents the unamortized portion of gains realized upon termination of three interest rate swaps that were accounted for as fair value hedges. The gain will be amortized as a reduction of interest expense over the terms of the note issues.

        In the first quarter of 2003, the Company redeemed the remaining $65,970,000 outstanding principal amount of its 10 1/2% Senior Subordinated Notes at 105.25% of par value, resulting in a loss of $3,975,000.

(8) FINANCIAL INSTRUMENTS

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

Interest Rate Swaps:

        In 2002 and 2001 the Company entered into interest rate swaps intended to exchange the fixed interest rate on a specified principal amount of the 8% Notes due 2011 and the 8% Notes due 2008 for a variable rate based on LIBOR plus specified basis points over the term of the notes. The interest rate swaps were treated as fair value hedges for accounting purposes. In August 2002, the Company sold a call option on these two interest rate swaps. The call option was not designated as a hedge. On September 30, 2002 the Company terminated the two interest rate swaps and settled the call option. The Company received approximately $20,858,000 (net of accrued settlements of approximately $1,779,000) in connection with termination of the interest rate swaps. Those aggregate gains were deferred and added to the carrying value of the related debt, and will be amortized as reductions of interest expense over the remaining terms of the note issues. The Company recorded approximately $1,823,000 as a realized loss on derivative instruments as a result of settlement of the call option.

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

        During the first quarter of 2003 and 2002, respectively, the Company recognized net gains of $1,095,000 and $1,557,000, respectively, under the terminated interest rate swaps, which were recorded as reductions of interest expense.

Commodity Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        All of the Company's commodity swaps and collar agreements and a portion of its basis swaps in place at March 31, 2003 have been designated as cash flow hedges. At March 31, 2003 the Company had a derivative asset of $4,529,000 (of which $4,501,000 was classified as current), a derivative liability of $43,952,000 (of which $40,780,000 was classified as current), a deferred tax asset of $14,981,000 (of which $13,786,000 was classified as current) and accumulated other comprehensive loss of approximately $24,184,000.

        The Company's gains (losses) under these agreements were:

	Three Months Ended
	2003	March 31, 2002
	(In Thousands)
Derivatives designated as cash flow hedges	$(35,357)	12,412
Derivatives not designated as cash flow hedges	38	(116)

Total gain (loss)	$(35,319)	12,296

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon, published third-party index when the index price is lower. When the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of March 31, 2003, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per Barrel
Second Quarter 2003	120.0	$4.42	10,500	$24.54
Third Quarter 2003	100.0	$4.47	7,500	$23.40
Fourth Quarter 2003	60.2	$4.52	7,000	$23.16
First Quarter 2004	—	—	6,000	$23.23
Second Quarter 2004	20.0	$3.90	4,000	$23.33
Third Quarter 2004	20.0	$3.90	3,000	$23.33
Fourth Quarter 2004	6.7	$3.90	3,000	$23.33

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only when the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2003, the Company had entered into the following gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Second Quarter 2003	20.0	$3.25	$4.08
Third Quarter 2003	20.0	$3,25	$4.08
Fourth Quarter 2003	33.3	$3.49	$4.93
First Quarter 2004	40.0	$3.55	$5.15
	Oil (NYMEX WTI)
	Barrels per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
Second Quarter 2003	3,000	$22.00	$25.42
Third Quarter 2003	3,000	$22.00	$25.42
Fourth Quarter 2003	3,000	$22.00	$25.42
First Quarter 2004	2,000	$22.00	$24.08

        The Company also uses basis swaps in connection with natural gas swaps, in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 31, 2003 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 93.3 BBTUs per day for the remainder of 2003 and weighted average volumes of 8.3 BBTUs per day for 2004. At March 31, 2003 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 17.8 BBTUs per day for the remainder of 2003.

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

(9) LEGAL PROCEEDINGS

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

        On May 1, 2002, the State of Alaska approved the development and production phase of our Redoubt Shoal project (the Production Project). On May 30, 2002, Cook Inlet Keeper, a non-governmental third party, filed a challenge to the regulatory review and approval process for the Production Project. In July 2002, Forest was granted leave to intervene to defend the State of Alaska's approval of the Production Project. In August 2002, the Court entered a briefing schedule. That briefing has been completed, and oral argument before the Court occurred on April 17, 2003. The Court has taken the matter under advisement and has not indicated how quickly it might rule. Separately, Cook Inlet Keeper filed a motion in September 2002 asking the Court to stay Forest's development and production phase operations during the pendency of the briefing process and through the Court's final determination regarding the challenge. Forest filed an opposition, and the Court denied Cook Inlet Keeper's motion on December 4, 2002. Cook Inlet Keeper appealed that denial to the Alaska Supreme Court. Forest subsequently filed an opposition. On March 14, 2003, the Alaska Supreme Court remanded the matter to the trial Court for clarification of the Court's ruling, and postponed ruling on the petition for review until receipt of that clarification. The trial Court provided that clarification on April 23, 2003. While we intend to continue our vigorous opposition to Cook Inlet Keeper's challenge, the outcome of the litigation is inherently difficult to predict with any certainty. We can give no assurances as to the effect of any delays in the Production Project on Forest's financial condition and results of operations.

(10) MARKETING AND PROCESSING OPERATIONS

        The Company's gas marketing subsidiary, ProMark, operates the ProMark Netback Pool. The ProMark Netback Pool matches major end users with providers of gas supply through arranged transportation channels, and uses a netback pricing mechanism to establish the wellhead price paid to all producers within the pool. Under this netback arrangement, producers receive the blended price less related transportation and other direct costs. ProMark charges a marketing fee to the pool participant producers for marketing and administering the gas supply pool.

        In addition to operating the ProMark Netback Pool, ProMark provides other marketing services for other producers and consumers of natural gas. ProMark manages long-term gas supply contracts for industrial customers and provides full-service purchasing, accounting and gas nomination services for both producers and customers on a fee-for-service basis.

        Processing income consists of fees earned, net of expenses, attributable to volumes processed on behalf of third parties.

        Components of marketing and processing, net are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Marketing and processing revenue	$100,302	53,387
Marketing and processing expense	99,759	52,750

Marketing and processing, net	$543	637

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). Forest has six reportable segments consisting of oil and gas operations in five business units (Gulf Region, Western United States, Alaska, Canada and International), and marketing and processing operations conducted by ProMark in Canada. In the first quarter of 2003 the Company modified its business unit structure by combining the Gulf of Mexico Offshore Region and the Gulf Coast Onshore Region into the Gulf Region for increased efficiencies. Therefore, segment information for the first quarter of 2002 has been restated to give effect to this combination. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the consolidated financial statements.

Three Months Ended March 31, 2003

	Oil and Gas Operations
	Gulf	Western	Alaska	Total United States	Canada	Total	Marketing and Processing	International	Total Company
	(In Thousands)
Revenue	$107,195	28,227	14,949	150,371	17,829	168,200	543	—	168,743
Expenses:
Oil and gas production	15,063	6,062	10,975	32,100	3,100	35,200	—	—	35,200
General and administrative	5,061	713	1,459	7,233	1,293	8,526	366	—	8,892
Depletion	31,120	4,331	5,975	41,426	5,755	47,181	338	—	47,519

Earnings from operations	$55,951	17,121	(3,460)	69,612	7,681	77,293	(161)	—	77,132

Capital expenditures	$29,200	6,909	28,301	64,410	7,943	72,353	—	398	72,751

Property and equipment, net	$902,036	251,016	413,627	1,566,679	253,827	1,820,506	—	67,374	1,887,880

        Information for reportable segments relates to the Company's March 31, 2003 consolidated totals as follows:

(In Thousands)
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle:
Earnings from operations for reportable segments	$77,132
Administrative asset depreciation	(1,111)
Accretion of asset retirement obligation	(3,120)
Other expense, net	(3,921)
Interest expense	(12,960)
Realized gain on derivative instruments, net	43
Unrealized loss on derivative instruments, net	(5)

Earnings before income taxes and cumulative effect of accounting change	$56,058

Three Months Ended March 31, 2002

	Oil and Gas Operations
	Gulf	Western	Alaska	Total United States	Canada	Total	Marketing and Processing	International	Total Company
	(In Thousands)
Revenue	$59,970	10,935	13,095	84,000	11,796	95,796	637	—	96,433
Expenses:
Oil and gas production	20,547	4,939	8,865	34,351	2,860	37,211	—	—	37,211
General and administrative	3,990	1,411	1,311	6,712	1,092	7,804	353	—	8,157
Depletion	27,566	3,586	2,929	34,081	5,149	39,230	143	—	39,373

Earnings from operations	7,867	999	(10)	8,856	2,695	11,551	141	—	11,692

Capital expenditures	$26,796	11,293	24,327	62,416	9,001	71,417		8,417	79,834

Property and equipment, net	$791,484	219,868	243,916	1,255,268	234,222	1,489,490	—	60,240	1,549,730

        Information for reportable segments relates to the Company's March 31, 2002 consolidated totals as follows:

(In Thousands)
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle:
Earnings from operations for reportable segments	$11,692
Administrative asset depreciation	(813)
Other expense, net	(974)
Interest expense	(12,145)
Translation loss on subordinated debt	(149)
Realized gain on derivative instruments, net	84
Unrealized loss on derivative instruments, net	(200)

Loss before income taxes and cumulative effect of change in accounting principle	$(2,505)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, and—Critical Accounting Policies, Estimates, Judgements and Assumptions" included in Forest's 2002 Annual Report on Form 10-K.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. Forest cautions that these forward-looking statements, including without limitation those relating to estimates of our future natural gas and liquids production, including estimates of any increases in oil and gas production, our outlook on oil and gas prices, estimates of our oil and gas reserves, estimates of asset retirement obligations, planned capital expenditures and availability of capital resources to fund capital expenditures, the impact of political and regulatory developments, our future financial condition or results of operations and our future revenues and expenses, and our business strategy and other plans and objections for future operations, are subject to all of the risks and uncertainties normally incident to the exploration for and development, production and sale of oil and gas, many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and the timing of development expenditures and other risks as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Forest's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The financial results of our foreign operations are also subject to currency exchange rate risks. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, Forest's actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements express or implied attributable to Forest are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Forest or persons acting on its behalf may issue. Forest does not undertake to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-Q with the Securities and Exchange Commission, except as required by law.

Results of Operations for the First Quarter of 2003

        Net earnings for the first quarter of 2003 were $38,871,000 compared to a net loss of $1,784,000 in the corresponding period of 2002. The first quarter of 2003 included a charge of approximately $3,975,000 for early extinguishment of debt related to the redemption of Forest's remaining 10 1/2% Senior Subordinated Notes. The first quarter of 2003 also included a credit of $5,854,000 (net of taxes) related to the adoption of Statement No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003.

        Higher earnings for the quarter ended March 31, 2003 compared to the corresponding period of 2002 were primarily the result of higher sales volumes, higher average oil and gas sales prices and lower oil and gas production expense.

        Marketing and processing, net represents the net margin earned by ProMark as well as processing income earned in the United States. Marketing and processing, net decreased 15% to $543,000 in the first quarter of 2003 from $637,000 in the first quarter of 2002. The decrease is due primarily to a decline in the volumes marketed by ProMark.

        Oil and gas sales revenue increased by 76% to $168,200,000 in the first quarter of 2003 from $95,796,000 in the first quarter of 2002, primarily as a result of higher product prices and sales volumes. The average gas sales price increased 84% for the first quarter of 2003 compared to the same period of 2002. The average liquids sales price increased 39% compared to the average price in the 2002 period.

        For the first quarter of 2003, Forest reported sales volumes of 35,520 MMCFE, a 5% increase compared to the reported sales volumes of 33,835 MMCFE for the same period of 2002. In the United States, oil and gas sales volumes increased 12% and 10%, respectively, or a total increase of approximately 11% in the first quarter of 2003 compared to the corresponding prior year period. The increase was attributable primarily to new gas production in the Gulf of Mexico and new oil production in Alaska. In Canada, sales volumes decreased 22% primarily as a result of higher royalty volumes in the current higher price environment and the effects of property divestitures made in 2002. In both periods, total sales volumes were negatively impacted by delayed tanker liftings in the Cook Inlet. The effect of the delays, which caused reported sales volumes to be lower than production volumes, amounted to 6 MMCFE per day in the three months ended March 31, 2003.

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of workovers that are expensed rather than capitalized because they do not extend the life of the property, product transportation costs, production taxes and ad valorem taxes. Oil and gas production expense for the first quarter of 2003 decreased 5% to $35,200,000 compared to $37,211,000 in the corresponding period in 2002. On a per-unit basis, production expense decreased 10% to $.99 per MCFE in the first quarter of 2003 compared to $1.10 per MCFE in the first quarter of 2002. The decrease was due primarily to lower lease operating and workover expense in the first quarter of 2003 in the Gulf of Mexico, offset partially by higher production taxes and by additional lease operating costs in Alaska in conjunction with the new production at the Redoubt Shoal Field.

        Sales volumes, weighted average sales prices and oil and gas production expense per MCFE for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
Natural Gas
Sales volumes (MMCF):
United States	20,165	18,333
Canada	2,905	3,874

Total	23,070	22,207
Sales price received (per MCF)	$6.01	2.18
Effects of energy swaps and collars (per MCF)(1)	(1.07)	.50

Average sales price (per MCF)	$4.94	2.68
Liquids
Oil and condensate:
Sales volumes (MBBLS)	1,835	1,629
Sales price received (per BBL)	$32.51	19.65
Effects of energy swaps and collars (per BBL)(1)	(5.82)	.87

Average sales price (per BBL)	$26.69	20.52
Natural gas liquids:
Sales volumes (MBBLS)	240	309
Average sales price (per BBL)	$21.98	9.52
Total liquids sales volumes (MBBLS):
United States	1,807	1,615
Canada	268	323

Total	2,075	1,938
Average sales price (per BBL)	$26.14	18.76
Total sales volumes
Sales volumes (MMCFE):
United States	31,007	28,023
Canada	4,513	5,812

Total	35,520	33,835
Average sales price (per MCFE)	$4.74	2.83
Oil and gas production expense (per MCFE):	$.99	1.10

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 12,120 MMCF and 7,650 MMCF in the first quarter of 2003 and 2002, respectively. Hedged oil and condensate volumes were 1,215,000 barrels and 1,035,000 barrels in the first quarter of 2003 and 2002, respectively. Most of these arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net (losses) gains related to our cash flow hedges were $(35,357,000) and $12,412,000 for the three months ended March 31, 2003 and 2002, respectively. Those arrangements that are not designated as cash flow hedges for accounting purposes are recorded as non-operating income or expense.

        General and administrative expense was $8,892,000 in the first quarter of 2003 compared to $8,157,000 in the first quarter of 2002. The increase was attributable primarily to a lower percentage of capitalized costs compared to the prior year. Total overhead costs (capitalized and expensed general and administrative costs) decreased 3% to $13,989,000 in the first quarter of 2003 compared to $14,442,000 in the first quarter of 2002.

        The following table summarizes total overhead costs incurred during the periods:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Overhead costs capitalized	$5,097	6,285
General and administrative costs expensed(1)	8,892	8,157

Total overhead costs	$13,989	14,442

(1)
Includes $329,000 and $353,000 related to marketing operations for the three months ended March 31, 2003 and 2002, respectively.

        Depreciation and depletion expense was $48,630,000 in the first quarter of 2003 compared to $40,186,000 in the first quarter of 2002. The increase was attributable to higher sales volumes and a higher per-unit rate. On a per-unit basis, the depletion rate was $1.34 per MCFE for the quarter ended March 31, 2003, compared to $1.16 per MCFE in the corresponding prior year period. The higher rate in the first quarter of 2003 was due primarily to higher finding costs in the last nine months of 2002.

        Accretion expense of $3,120,000 in the first quarter of 2003 is related to the accretion of our asset retirement obligation pursuant to Statement No. 143, Accounting for Asset Retirement Obligations, adopted January 1, 2003.

        Other expense of $3,921,000 in the first quarter of 2003 includes a loss on early extinguishment of debt of approximately $3,975,000 related to the redemption in January 2003 of the remaining $65,970,000 outstanding principal amount of our 10 1/2% Notes at 105.25% of par value. Other expense of $974,000 in the first quarter of 2002 was due primarily to franchise taxes, our share of the net loss recorded by an equity method investee and the loss on extinguishment of debt from redemption of $5,150,000 principal amount of 8 3/4% Senior Subordinated Notes at 103.5% of par value.

        Interest expense in the first quarter of 2003 increased to $12,960,000 compared to $12,145,000 in the first quarter of 2002, due primarily to higher debt balances, offset partially by lower average interest rates on variable and fixed rate debt.

        There was a foreign currency translation loss of $149,000 in the first quarter of 2002 which was the result of translation of the 8 3/4% Notes issued by Canadian Forest and was attributable to a decrease in the value of the Canadian dollar relative to the U.S. dollar during the period. Forest was required to recognize the noncash foreign currency translation loss related to the 8 3/4% Notes because the debt was denominated in U.S. dollars and the functional currency of Canadian Forest is the Canadian dollar. All of the outstanding notes were redeemed on September 15, 2002.

        There was a realized gain on derivative instruments of $43,000 in the first quarter of 2003 compared to a realized gain on derivative instruments of $84,000 in the first quarter of 2002. The realized gains were due primarily to settlement of basis differential swaps at prices that were, in the aggregate, lower than the pricing established in the related derivative contracts. There was a net unrealized loss on derivative instruments in the first quarter of 2003 of $5,000 compared to a net unrealized loss on derivative instruments of $200,000 in the corresponding period in 2002. The loss in 2003 was attributable primarily to decreases in the estimated future value of existing commodity swaps as a result of increases in commodity futures prices. The loss in the first quarter of 2002 was due to a decrease in the intrinsic value of basis swaps. Realized and unrealized gains and losses on derivative instruments are recorded separately in non-operating income since the instruments do not qualify as hedges under the accounting rules governing hedging activities that were adopted in 2001.

        Forest recorded current income tax expense of $57,000 in 2003 compared to $111,000 in 2002. The decrease in 2003 is due primarily to lower corporate tax attributable to Forest's Canadian subsidiary.

        Deferred income tax expense was $22,984,000 in the first quarter of 2003 compared to an income tax benefit of $832,000 in the first quarter of 2002. The increase in deferred tax expense is attributable primarily to increased pre-tax profitability, which did not create a current tax liability due to the Company's net operating loss carryforward.

        Effective January 1, 2003, Forest adopted Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, Forest recorded an increase to net properties and equipment of $165,370,000, an asset retirement obligation liability of $155,972,000 and an after tax credit of $5,854,000 for the cumulative effect of the change in accounting principle.

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

        Working Capital.    Working capital is the amount by which current assets exceed current liabilities. It is not unusual for Forest to report working capital deficits at the end of a period. Such working capital deficits are principally the result of accounts payable related to exploration and development costs. Settlement of these payables is funded by cash flow from operations or, if necessary, by drawdowns on long-term bank credit facilities.

        Forest had working capital exclusive of the effects of derivatives, of approximately $26,493,000 at March 31, 2003 compared to a working capital deficit of approximately $15,159,000 at December 31, 2002. The increase in working capital was due primarily to an increase in accounts receivable attributable primarily to higher oil and gas prices, offset partially by an increase in accounts payable attributable to higher product prices, an increase in accrued interest payable and the addition of current asset retirement obligations in the first quarter of 2003.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities was $74,211,000 in the first quarter of 2003 compared to $10,295,000 in the same period in 2002. The increase was due primarily to higher sales volumes and higher average oil and gas sales prices. Cash used for investing activities in the first quarter of 2003 was $74,156,000 compared to $80,767,000 in the same period in 2002. The decrease was due primarily to decreased exploration and development activities. Net cash used by financing activities in first quarter of 2003 was $339,000 compared to cash provided of $62,924,000 in the same period in 2002. The 2003 period included cash used for the repurchases of the 10 1/2% Senior Subordinated Notes of $69,441,000 offset by net bank debt borrowings of $45,000,000 and net proceeds from the issuance of common stock and the exercise of options and warrants of approximately $24,436,000. The 2002 period included net bank debt borrowings of $68,011,000, offset by cash used for the repurchases of the 8 3/4% Senior Subordinated Notes of $5,279,000.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Property acquisition costs:
Proved properties	$51	2,767
Undeveloped properties	16	—

	67	2,767
Exploration costs:
Direct costs	16,616	34,115
Overhead capitalized	2,758	3,071

	19,374	37,186
Development costs:
Direct costs	50,971	36,667
Overhead capitalized	2,339	3,214

	53,310	39,881

Total capital expenditures for property acquisition, exploration and development(1)	$72,751	79,834

(1)
Does not include estimated discounted future abandonment costs of $719,000 related to assets placed in service during the quarter.

        Forest's anticipated expenditures for exploration and development in 2003 are estimated to range from $350,000,000 to $400,000,000. We intend to meet our 2003 capital expenditure financing requirements using cash flows generated by operations, sales of non-strategic assets and, if necessary, borrowings under existing lines of credit. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we experience increased cash flow or access additional sources of capital.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

        Bank Credit Facilities.    We have credit facilities totalling $600,000,000, consisting of a $500,000,000 U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $100,000,000 Canadian credit facility through a syndicate of banks led by J.P. Morgan Bank of Canada. The credit facilities mature in October 2005. Under the credit facilities, Forest, Canadian Forest and certain of their subsidiaries are subject to certain covenants and financial tests, including restrictions or requirements with respect to dividends, additional debt, liens, asset sales, investments, hedging activities, mergers and reporting responsibilities. These financial covenants will affect the amount available and our ability to borrow amounts under the credit facility. In addition, if the rating on our bank credit facilities is downgraded below BB+ by Standard & Poor's Rating Services (S&P) and Ba1 by Moody's Investors Services (Moody's), the available borrowing amount under the credit facilities would be determined by a formula based on the value of certain oil and gas properties (a borrowing base) subject to semi-annual re-determination. As a result, the available borrowing amount could be increased or reduced under the borrowing base tests.

        Under the most restrictive of the financial covenants contained in our credit facilities, the unused borrowing amount under the credit facilities at March 31, 2003 was approximately $100,000,000 in addition to amounts outstanding. At April 30, 2003, under the most restrictive of these financial covenants, our unused borrowing amount under the credit facilities was approximately $120,000,000.

        At March 31, 2003, there were outstanding borrowings of $140,000,000 under the U.S. credit facility at a weighted average interest rate of 3.0% and there were no outstanding borrowings under the Canadian credit facility. At April 30, 2003, the outstanding borrowings under the U.S. credit facility were $120,000,000 at a weighted average interest rate of 3.0% and there were no outstanding borrowings under the Canadian credit facility. At April 30, 2003, we had used the credit facilities for letters of credit in the amount of $4,551,293 U.S. and $1,076,068 CDN.

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

        Securities Issued.    In January 2003, we issued 7,850,000 shares of common stock at a price of $24.50 per share. Net proceeds from this offering (before any exercise of the underwriters' over-allotment option), were approximately $184,400,000 after deducting underwriting discounts and commissions and the estimated expenses of the offering. Forest used the net proceeds from the offering to repurchase, immediately following the closing of the offering, 7,850,000 shares from The Anschutz Corporation and certain of its affiliates. The shares repurchased were cancelled immediately upon repurchase. In February 2003, an additional 900,000 shares of common stock were issued pursuant to exercise of the underwriters' over-allotment option. The net proceeds of $21,168,000 were used for general corporate purposes.

        Securities Redeemed.    In the first quarter of 2003 we redeemed the remaining $65,970,000 outstanding principal amount of our 10 1/2% Senior Subordinated Notes at 105.25% of par value.

Impact of Recently Issued Accounting Pronouncements.

        Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. We adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We previously recorded estimated costs of dismantlement, removal, site reclamation, and similar activities as part of our provision for depreciation and depletion for oil and gas properties without recording a separate liability for such amounts. Upon adoption of SFAS No. 143 on January 1, 2003, we recorded an increase to net properties and equipment of $165,370,000, an asset retirement obligation liability of $155,972,000, and an after-tax credit of $5,854,000 for the cumulative effect of the change in accounting principle.

        Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. Adoption of this statement resulted in the reclassification of losses on extinguishment of debt for all periods from extraordinary to other income and expense.

        Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 was effective for Forest in January 2003. Adoption of SFAS No. 146 had no impact on our financial statements.

        EITF Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10, was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. Certain provisions of EITF Issue No. 02-03 relating to gross versus net presentations were effective for Forest in the third quarter of 2002 and, accordingly, we have presented our revenue and expenses from marketing and processing activities as a net revenue line item in the accompanying statements of operations. The remaining provisions effective January 1, 2003 had no impact on our financial statements.

        Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148), was issued in December 2002. The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of APB 25,

Accounting for Stock Issued to Employees. Our accounting for stock-based compensation will not change as a result of SFAS No. 148 as we intend to continue following the provisions of APB 25. SFAS No. 148 does require certain new disclosures in both annual and interim financial statements. The new interim disclosure provisions effective in the first quarter of 2003 have been included in the Notes to Condensed Consolidated Financial Statements.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002 (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. Forest is not a guarantor under any significant guarantees and thus this Interpretation did not have a significant effect on our financial position or results of operations.

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

        Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149) was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management believes the adoption of SFAS No. 149 will not have a significant effect on the Company's financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada and, through ProMark, our marketing subsidiary, we market natural gas for third parties in Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, Forest enters into commodity swaps, collars and other financial instruments. All of our commodity swaps and collar agreements and a portion of our basis swaps in place at March 31, 2003 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 55% and 41% of our consolidated production, on an equivalent basis, during the first quarter of 2003 and 2002, respectively.

        Long-Term Sales Contracts.    A significant portion of Canadian Forest's natural gas production is sold through the ProMark Netback Pool which is operated by ProMark on behalf of Canadian Forest. At March 31, 2003, the ProMark Netback Pool had entered into fixed price contracts to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2003	4.2	$2.72 CDN
2004	5.5	$2.82 CDN
2005	5.5	$2.93 CDN
2006	5.5	$3.04 CDN
2007	5.5	$3.16 CDN
2008	5.5	$3.28 CDN
2009	3.6	$3.94 CDN
2010	1.7	$5.96 CDN
2011	.8	$6.29 CDN

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

        Canadian Forest, as one of the producers in the netback pool, is obligated to supply its contract quantity. In 2002, Canadian Forest supplied 42% of the total netback pool sales quantity. For 2003 it is estimated that Canadian Forest will supply approximately 44% of the netback pool quantity. We expect that Canadian Forest's pro rata obligations as a gas producer will increase in 2005 and future years. In order to satisfy their supply obligations, the ProMark Netback Pool and Canadian Forest may be required to cover their obligations in the market.

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

        In addition to its commitments to the ProMark Netback Pool, Canadian Forest is committed to sell natural gas at the following quantities and weighted average prices:

	Natural Gas
	BCF	Sales Price per MCF
Remainder of 2003	.5	$3.82 CDN
2004	.6	$3.96 CDN
2005	.6	$4.11 CDN
2006	.5	$4.27 CDN

        Hedging Program.    In a typical commodity swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index when the index price is lower. When the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2003, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs per Day	Average Hedged Price per MMBTU	Barrels per Day	Average Hedged Price per BBL
Second Quarter 2003	120.0	$4.42	10,500	$24.54
Third Quarter 2003	100.0	$4.47	7,500	$23.40
Fourth Quarter 2003	60.2	$4.52	7,000	$23.16
First Quarter 2004	—	—	6,000	$23.23
Second Quarter 2004	20.0	$3.90	4,000	$23.33
Third Quarter 2004	20.0	$3.90	3,000	$23.33
Fourth Quarter 2004	6.7	$3.90	3,000	$23.33

        Between April 1, 2003 and May 9, 2003, we did not enter into any swaps accounted for as cash flow hedges.

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only when the index price is below the floor price, and we pay the difference between the ceiling price and the index price only when the index price is above the ceiling price. Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production when prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2003, Forest had entered into the following gas and oil collars accounted for as cash flow hedges:

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

        Between April 1, 2003 and May 9, 2003, we did not enter into any collars accounted for as cash flow hedges.

        We also use basis swaps in connection with natural gas swaps, in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 31, 2003, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 93.3 BBTUs per day for the remainder of 2003 and weighted average volumes of 8.3 BBTUs per day for 2004. Between April 1, 2003 and May 9, 2003, we did not enter into any basis swaps designated as cash flow hedges.

        The fair value of our cash flow hedges based on the futures prices quoted on March 31, 2003 was a loss of approximately $39,006,000 ($24,184,000 after tax) which was recorded as a component of other comprehensive income.

        At March 31, 2003, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 17.8 BBTUs per day for the remainder of 2003. Between April 1, 2003 and May 9, 2003 we did not enter into any additional basis swaps not designated as cash flow hedges.

        The fair value of our derivative instruments not designated as cash flow hedges based on the futures prices quoted on March 31, 2003 was a loss of approximately $417,000.

        Trading Activities.    Profits or losses generated by the purchase and sale of third parties' gas are based on the spread between the prices of natural gas purchased and sold. ProMark does not trade natural gas to hold as a speculative or open position. All transactions represent physical volumes and are immediately offset, thereby fixing the margin and eliminating the market risk on the related agreements. At March 31, 2003, ProMark's trading operations had the following purchase and sales commitments in place for 2003 and 2004:

	Natural Gas
	BCF	Purchase Price per MCF	Sales Price per MCF
April-December, 2003	.8	$5.22 CDN	$5.28 CDN

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations at March 31, 2003:

	2005	2008	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$140,000	—	—	—	140,000	140,000
Average interest rate	3.01%	—	—	—	3.01%
Long-term debt:
Fixed rate	$—	265,000	160,000	150,000	575,000	593,813
Coupon interest rate	—	8.00%	8.00%	7.75%	7.93%
Effective interest rate(1)	—	7.13%	7.48%	6.88%	7.16%

(1)
The effective interest rate on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011 and the 7 3/4% Senior Notes due 2014 will be reduced from the coupon rate as a result of amortization of the gain related to termination of the related interest rate swaps.

Item 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures. As of a date within 90 days before the filing of this Report, Robert S. Boswell, our Chief Executive Officer, and David H. Keyte, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, they believe that:

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

        (b)   Changes in internal controls. There have been no significant changes in our internal controls or, to the knowledge of our Chief Executive Officer or Chief Financial Officer, in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

        On May 1, 2002, the State of Alaska approved the development and production phase of our Redoubt Shoal project (the Production Project). On May 30, 2002, Cook Inlet Keeper, a non-governmental third party, filed a challenge to the regulatory review and approval process for the Production Project. In July 2002, Forest was granted leave to intervene to defend the State of Alaska's approval of the Production Project. In August 2002, the Court entered a briefing schedule. That briefing has been completed, and oral argument before the Court occurred on April 17, 2003. The Court has taken the matter under advisement and has not indicated how quickly it might rule. Separately, Cook Inlet Keeper filed a motion in September 2002 asking the Court to stay Forest's development and production phase operations during the pendency of the briefing process and through the Court's final determination regarding the challenge. Forest filed an opposition, and the Court denied Cook Inlet Keeper's motion on December 4, 2002. Cook Inlet Keeper appealed that denial to the Alaska Supreme Court. Forest subsequently filed an opposition. On March 14, 2003, the Alaska Supreme Court remanded the matter to the trial Court for clarification of the Court's ruling, and postponed ruling on the petition for review until receipt of that clarification. The trial Court provided that clarification on April 23, 2003. While we intend to continue our vigorous opposition to Cook Inlet Keeper's challenge, the outcome of the litigation is inherently difficult to predict with any certainty. We can give no assurances as to the effect of any delays in the Production Project on Forest's financial condition and results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

  10.1
  Sixth Amendment to Combined Credit Agreement dated March 19, 2003, among Forest Oil Corporation, Canadian Forest Oil Ltd., and the subsidiary borrowers from time to time parties thereto, each of the lenders that is party thereto, Bank of America, N.A., as U.S. Syndication Agent, Citibank, N.A., as U.S. Documentation Agent, J.P. Morgan Bank Canada, successor to The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Bank of Montreal, as Canadian Syndication Agent, The Toronto-Dominion Bank, as Canadian Documentation Agent, and JPMorgan Chase Bank, successor to The Chase Manhattan Bank, as Global Administrative Agent.

  (b)
  Reports on Form 8-K.

  The Company filed the following current reports on Form 8-K during the first quarter ending March 31, 2003.

Date of Report	Item Reported	Financial Statements Filed
January 7, 2003	Item 9 and Item 7*	None
January 7, 2003	Item 5 and Item 7	None
January 7, 2003	Item 5 and Item 7	None
January 15, 2003	Item 5 and Item 7	None
February 13, 2003	Item 9 and Item 7*	None
February 25, 2003	Item 5 and Item 7	None
February 26, 2003	Item 5	None

*
The information in the Forms 8-K furnished pursuant to Item 9 is not considered to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forest Oil Corporation (Registrant)
May 15, 2003	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

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

May 15, 2003	/s/ ROBERT S. BOSWELL Robert S. Boswell Chairman of the Board and Chief Executive Officer

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

May 15, 2003	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer