Form 10-Q
period 2004-03-31
FOREST OIL CORP
filed 2004-05-10
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
Or
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

        As of April 30, 2004 there were 53,754,843 shares of common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,149	11,509
Accounts receivable	119,266	158,954
Derivative instruments	2,720	4,130
Current deferred tax asset	35,707	23,302
Other current assets	30,158	17,465

Total current assets	213,000	215,360
Net property and equipment	2,406,970	2,433,966
Assets held for sale related to discontinued operations	—	8,589
Other assets	26,591	25,633

	$2,646,561	2,683,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,176	192,001
Accrued interest	15,083	3,869
Derivative instruments	76,644	49,838
Asset retirement obligation	24,017	23,243
Other current liabilities	4,415	4,158

Total current liabilities	253,335	273,109
Long-term debt	886,287	929,971
Asset retirement obligation	197,414	188,189
Other liabilities	43,027	33,758
Deferred income taxes	83,707	72,723
Shareholders' equity:
Common stock	5,582	5,563
Capital surplus	1,306,029	1,302,340
Accumulated deficit	(37,433)	(56,495)
Accumulated other comprehensive loss	(35,502)	(9,740)
Treasury stock, at cost	(55,885)	(55,870)

Total shareholders' equity	1,182,791	1,185,798

	$2,646,561	2,683,548

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands Except Sales Volumes and Per Share Amounts)
SALES VOLUMES
Natural gas (MMCF)	24,411	23,070

Oil, condensate and natural gas liquids (thousands of barrels)	2,445	2,075

STATEMENTS OF CONSOLIDATED OPERATIONS
Revenue:
Oil and gas sales:
Natural gas	$124,062	113,958
Oil, condensate and natural gas liquids	69,775	54,242

Total oil and gas sales	193,837	168,200
Processing income (loss), net	416	(128)

Total revenue	194,253	168,072
Operating expenses:
Oil and gas production	59,329	35,200
General and administrative	6,360	8,562
Depreciation and depletion	79,628	48,290
Accretion of asset retirement obligation	4,275	3,120

Total operating expenses	149,592	95,172

Earnings from operations	44,661	72,900
Other income and expense:
Other (income) expense, net	(424)	3,885
Interest expense	12,947	12,960

Total other income and expense	12,523	16,845
Earnings before income taxes, discontinued operations, and cumulative effect of change in accounting principle	32,138	56,055
Income tax expense:
Current	711	52
Deferred	11,790	21,747

	12,501	21,799

Earnings from continuing operations	19,637	34,256
Loss from discontinued operations (net of tax)	(575)	(1,239)
Cumulative effect of change in accounting principle for recording asset retirement obligation (net of tax)	—	5,854

Net earnings	$19,062	38,871

Weighted average number of common shares outstanding:
Basic	53,684	47,857

Diluted	54,749	48,733

Basic earnings per common share:
Earnings from continuing operations	$.37	.72
Loss from discontinued operations (net of tax)	(.01)	(.03)

Cumulative effect of change in accounting principle (net of tax)	—	.12

Net earnings per common share	$.36	.81

Diluted earnings per common share:
Earnings from continuing operations	$.36	.71
Loss from discontinued operations (net of tax)	(.01)	(.03)

Cumulative effect of change in accounting principle (net of tax)	—	.12

Net earnings per common share	$.35	.80

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net earnings before cumulative effect of change in accounting principle	$19,062	33,017
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and depletion	79,628	48,630
Accretion of asset retirement obligation	4,275	3,120
Amortization of deferred hedge gain	(1,226)	(1,095)
Amortization of deferred debt costs	702	559
Unrealized loss on derivative instruments, net	1,031	5
Deferred income tax expense	12,511	22,984
Loss on extinguishment of debt	—	3,975
Earnings in equity method investee	(309)	(113)
Other, net	6	(225)
Decrease (increase) in accounts receivable	39,110	(65,019)
Decrease (increase) in other current assets	(10,989)	722
Increase (decrease) in accounts payable	(58,428)	21,917
Increase in accrued interest and other current liabilities	12,404	5,621

Net cash provided by operating activities	97,777	74,098
Cash flows from investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(59,417)	(72,751)
Other fixed assets	(639)	(278)
Proceeds from sales of assets	7,365	15
Sale of goodwill and contract value	8,493	—
Decrease (increase) in other assets, net	(1,002)	(1,029)

Net cash used by investing activities	(45,200)	(74,043)
Cash flows from financing activities:
Proceeds from bank borrowings	241,490	185,000
Repayments of bank borrowings	(284,000)	(140,000)
Redemption and purchases of 10 1/2% senior subordinated notes	—	(69,441)
Proceeds of common stock offering, net of offering costs	—	205,600
Repurchase and retirement of common stock	—	(184,632)
Proceeds from the exercise of options and warrants	3,707	3,468
Decrease in other liabilities, net	(67)	(334)

Net cash used by financing activities	(38,870)	(339)
Effect of exchange rate changes on cash	(67)	378

Net increase in cash and cash equivalents	13,640	94
Cash and cash equivalents at beginning of period	11,509	13,166

Cash and cash equivalents at end of period	$25,149	13,260

Cash paid during the period for:
Interest	$1,945	5,553
Income taxes	$777	1,030

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(1) BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest or the Company). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 financial statement presentation. As a result of the Company's fourth quarter 2003 decision to sell the gas marketing business of its Canadian marketing subsidiary, Producers Marketing Ltd. (ProMark), ProMark's results of operations have been presented as discontinued operations in the accompanying statements of operations. In prior years' financial statements, ProMark's marketing revenue, net of related expenses, was reported in processing income, net.

        For a more complete understanding of Forest's operations, financial position and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

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

        The Emerging Issues Task Force is currently considering two reporting issues regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issues are whether SFAS No. 141 and SFAS No. 142 require registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that oil and gas companies are required to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $41 million to $51 million at March 31, 2004 and approximately $40 million to $50 million at December 31, 2003, out of oil and gas properties and into a separate intangible assets line item. Forest's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on its compliance with covenants under its debt agreements.

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004(1)		2003(2)
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations		$19,637	34,256

Weighted average common shares outstanding during the period		53,684	47,857
Add dilutive effects of stock options		317	213
Add dilutive effects of warrants		748	663

Weighted average common shares outstanding including the effects of dilutive securities		54,749	48,733

Basic earnings per share from continuing operations	$	..37	..72

Diluted earnings per share from continuing operations	$	..36	..71

(1)
For the three months ended March 31, 2004, options to purchase 1,590,400 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2006 to 2014.

(2)
For the three months ended March 31, 2003, options to purchase 3,035,851 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

Comprehensive Earnings (Loss):

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in the Company's other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are foreign currency gains (losses) related to the translation of the assets and liabilities of the Company's Canadian operations and unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive (loss) earnings are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Net earnings	$19,062	38,871
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(3,042)	16,425
Unrealized loss on derivative instruments, net	(22,726)	(6,827)
Unrealized gain on securities available for sale and other	6	435

Total comprehensive (loss) earnings	$(6,700)	48,904

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

	Three Months Ended March 31,
	2004	2003
	(In Thousands Except Per Share Amounts)
Net earnings:
As reported	$19,062	38,871

Pro forma	$16,406	35,863

Basic earnings per share:
As reported	$.36	.81

Pro forma	$.31	.75

Diluted earnings per share:
As reported	$.35	.80

Pro forma	$.30	.74

(4) NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	March 31, 2004	December 31, 2003
	(In Thousands)
Oil and gas properties	$4,798,748	4,748,477
Furniture and fixtures, computer hardware and software	33,803	32,640

	4,832,551	4,781,117
Less accumulated depreciation, depletion and valuation allowance	(2,425,581)	(2,347,151)

	$2,406,970	2,433,966

(5) ASSET RETIREMENT OBLIGATIONS

        The Company records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The Company's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for the Company's asset retirement obligation for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In Thousands)
Asset retirement obligation at beginning of period	$211,432	—
Liability recognized in transition	—	155,972
Accretion expense	4,275	3,120
Liabilities incurred	4,411	719
Liabilities settled	(1,013)	(1,857)
Revisions in estimated liabilities	2,412	—
Impact of foreign currency exchange	(86)	—

Asset retirement obligation at end of period	221,431	157,954
Less: current asset retirement obligation	(24,017)	(14,917)

Long-term asset retirement obligation	$197,414	143,037

(6) PROMARK SALE

        On March 1, 2004, the assets and business operations of the Company's Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. (Cinergy) for approximately $11,200,000 CDN. Under the terms of the purchase and sale agreement, Cinergy will market natural gas on behalf of the Company's Canadian exploration and production subsidiary, Canadian Forest Oil Ltd., for five years, unless subject to prior contractual commitments, and will also administer the netback pool formerly administered by ProMark. Forest could receive additional contingent payments over the next five years if Cinergy meets certain earnings goals with respect to the acquired business.

        As a result of the sale, ProMark's results of operations have been reported as discontinued operations in the accompanying financial statements. The components of assets held for sale related to discontinued operations at December 31, 2003 are as follows:

December 31, 2003
(In Thousands)
Goodwill	$17,680
Long-term gas marketing contracts	15,425

33,105
Less accumulated depreciation, depletion and valuation allowance	(24,516)

$8,589

        The components of loss from discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In Thousands)
Marketing revenue, net	$597	671
General and administrative expense	(280)	(330)
Interest expense	(2)	—
Other (expense) income	(166)	2
Depreciation	—	(340)
Current income tax expense	(2)	(5)
Deferred income tax expense	(722)	(1,237)

Loss from discontinued operations	$(575)	(1,239)

(7) LONG-TERM DEBT

        Components of long-term debt are as follows:

	March 31, 2004					December 31, 2003
	Principal	Unamortized Discount	Other		Total	Principal	Unamortized Discount	Other		Total
	(In Thousands)
U.S. Credit Facility	$280,000	—	—		280,000	291,000	—	—		291,000
Canadian Credit Facility	—	—	—		—	1,542	—	—		1,542
Bank debt assumed in acquisition(2)	—	—	—		—	30,000	—	—		30,000
8% Senior Notes Due 2008	265,000	(414)	9,685	(1)	274,271	265,000	(439)	10,258	(1)	274,819
8% Senior Notes Due 2011	160,000	—	6,462	(1)	166,462	160,000	—	6,671	(1)	166,671
7 3/4% Senior Notes Due 2014	150,000	(2,408)	17,962	(1)	165,554	150,000	(2,467)	18,406	(1)	165,939

	$855,000	(2,822)	34,109		886,287	897,542	(2,906)	35,335		929,971

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the note issues.

(2)
Paid on January 2, 2004 with borrowings under the Company's U.S. credit facility.

(8) EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of the Company's defined benefit pension plans and post retirement benefits in the United States for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Service cost	$—	—	158	133
Interest cost	431	454	138	131
Expected return on plan assets	(381)	(341)	—	—
Recognized actuarial loss	173	182	12	—

Total net periodic expense	$223	295	308	264

(9) FINANCIAL INSTRUMENTS

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

        During the first quarters of 2004 and 2003, the Company recognized reductions of interest expense of $1,226,000 and $1,095,000, respectively, under the terminated interest rate swaps.

Commodity Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap, basis swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        All of the Company's commodity swaps and collar agreements and a portion of its basis swaps in place at March 31, 2004 have been designated as cash flow hedges. At March 31, 2004, the Company had a derivative asset of $3,398,000 (of which $2,720,000 was classified as current), a derivative liability of $95,669,000 (of which $76,644,000 was classified as current), a deferred tax asset of $35,063,000 (of which $28,091,000 was classified as current) and accumulated other comprehensive loss of approximately $92,192,000 ($57,159,000 net of tax).

        The gains (losses) under these agreements recognized in the Company's statements of operations were:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In Thousands)
Derivatives designated as cash flow hedges	$(19,451)	(35,357)
Derivatives not designated as cash flow hedges	517	38

Total loss	$(18,934)	(35,319)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon, published third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of March 31, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

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

        Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2004, the Company had entered into the following gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Second Quarter 2004	6.7	$5.50	$6.25
Third Quarter 2004	10.0	$5.50	$6.25
Fourth Quarter 2004	16.6	$5.30	$6.76
First Quarter 2005	20.0	$5.25	$6.89

        In addition, Forest has entered into three-way gas and oil collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, the Company receives the index price plus the difference between the two floors. If the index price is between the two floors, the Company receives the higher of the two floors. If the index price is between the higher floor and the ceiling, the Company does not receive or pay any amount. If the index price is above the ceiling, the Company pays the excess over the ceiling price.

        As of March 31, 2004, Forest had entered into the following 3-way gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs Per Day	Average Lower Floor Price Per MMBTU	Average Upper Floor Price Per MMBTU	Average Ceiling Price Per MMBTU
Second Quarter 2004	25.0	$3.50	$4.75	$5.80
Third Quarter 2004	25.0	$3.50	$4.75	$5.80
Fourth Quarter 2004	11.7	$3.50	$4.75	$6.14
	Oil (NYMEX WTI)
	Barrels Per Day	Average Lower Floor Price Per Barrel	Average Upper Floor Price Per Barrel	Average Ceiling Price Per Barrel
First Quarter 2005	1,500	$24.00	$28.00	$32.00
Second Quarter 2005	1,500	$24.00	$28.00	$32.00
Third Quarter 2005	1,500	$24.00	$28.00	$32.00
Fourth Quarter 2005	1,500	$24.00	$28.00	$32.00

        The Company also uses basis swaps in connection with natural gas swaps in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At March 31, 2004 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 33.4 BBTUs per day for the remainder of 2004. At March 31, 2004 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 92.8 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005.

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2004, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western United States, Alaska, Canada and International). On March 1, 2004, the assets and business operations of the Company's gas marketing subsidiary, ProMark, were sold to Cinergy, as discussed in Note 6. Accordingly, in conjunction with the Company's fourth quarter 2003 decision to sell the gas marketing business of ProMark, ProMark's results of operations have been reported as discontinued operations and the segment reporting for 2003 has been restated to exclude the marketing activities of ProMark. The Company's remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the consolidated financial statements.

Three Months Ended March 31, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$124,220	35,212	16,959	176,391	17,446	—	193,837
Expenses:
Oil and gas production	32,562	9,041	14,217	55,820	3,509	—	59,329
General and administrative	1,647	361	849	2,857	810	—	3,667
Depletion	47,800	7,272	15,904	70,976	7,782	—	78,758
Accretion of asset retirement obligation	3,526	292	358	4,176	99	—	4,275

Earnings from operations	$38,685	18,246	(14,369)	42,562	5,246	—	47,808

Capital expenditures(1)	$38,985	8,307	2,392	49,684	8,212	1,521	59,417

Property and equipment, net	$1,225,322	410,378	404,307	2,040,007	301,184	57,525	2,398,716

(1)
Does not include estimated discounted asset retirement obligations of $4.4 million related to assets placed in service during the three months ended March 31, 2004.

        Information for reportable segments relates to the Company's March 31, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$47,808
Processing income, net	416
Corporate general and administrative expense	(2,693)
Administrative asset depreciation	(870)
Other income, net	424
Interest expense	(12,947)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$32,138

Three Months Ended March 31, 2003

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$107,618	28,227	14,949	150,794	17,406	—	168,200
Expenses:
Oil and gas production	15,063	6,062	10,975	32,100	3,100	—	35,200
General and administrative	2,665	714	1,466	4,845	1,319	—	6,164
Depletion	31,120	4,331	5,975	41,426	6,093	—	47,519
Accretion of asset retirement obligation	2,249	220	536	3,005	115	—	3,120

Earnings from operations	$56,521	16,900	(4,003)	69,418	6,779	—	76,197

Capital expenditures(1)	$29,019	6,938	28,418	64,375	7,976	400	72,751

Property and equipment, net	$902,036	251,016	413,627	1,566,679	253,827	67,374	1,887,880

(1)
Does not include estimated discounted asset retirement obligations of $.7 million related to assets placed in service during the three months ended March 31, 2003.

        Information for reportable segments relates to the Company's March 31, 2003 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$76,197
Processing income, net	(128)
Corporate general and administrative expense	(2,398)
Administrative asset depreciation	(771)
Other expense, net	(3,885)
Interest expense	(12,960)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$56,055

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, and—Critical Accounting Policies, Estimates, Judgments and Assumptions" included in Forest's 2003 Annual Report on Form 10-K. Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to "Forest," "Company," "we," "ours," "us" or like terms refer to Forest Oil Corporation and its subsidiaries.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. Forest cautions that these forward-looking statements, including without limitation those relating to estimates of our future natural gas and liquids production, including estimates of any increases in oil and gas production, our outlook on oil and gas prices, estimates of our oil and gas reserves, estimates of asset retirement obligations, planned capital expenditures and availability of capital resources to fund capital expenditures, the impact of political and regulatory developments, our future financial condition or results of operations and our future revenues and expenses, and our business strategy and other plans and objectives for future operations, are subject to all of the risks and uncertainties normally incident to the exploration for and development, production and sale of oil and gas, many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and the timing of development expenditures and other risks as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Forest's 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The financial results of our foreign operations are also subject to currency exchange rate risks. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, Forest's actual results and plans could differ materially from those expressed in any forward- looking statements. All forward-looking statements express or implied attributable to Forest are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Forest or persons acting on its behalf may issue. Forest does not undertake to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-Q with the Securities and Exchange Commission, except as required by law.

First Quarter 2004 Overview

        Highlights of the first quarter of 2004 included better production performance of 39 BCFE versus 36 BCFE in the first quarter of 2003 and significantly higher revenue, primarily as a result of higher sales volumes and higher oil and gas prices. We reported drilling success in the Gulf Coast Region, Western United States and in Canada, and decreased our overhead costs and general and administrative expense as a result of cost reduction measures and higher overhead recoveries.

        Our first quarter 2004 results, however, reflect a 69% increase in oil and gas production expense compared to the first quarter of 2003. The increase was attributable primarily to properties acquired in the fourth quarter of 2003. We also experienced a 65% increase in depreciation and depletion expense in the first quarter of 2004 compared to the first quarter of 2003, due primarily to the downward revision in our estimated proved reserves in the fourth quarter of 2003.

        During the quarter, net debt (long-term debt minus cash) decreased $57 million to $861 million at March 31, 2004 compared to $918 million at December 31, 2003.

Results of Operations

        Net earnings for the first quarter of 2004 were $19.1 million compared to net earnings of $38.9 million in the first quarter of 2003. The decrease in earnings was due primarily to increases in depreciation and depletion expense, offset partially by higher oil and gas revenue.

Oil and Gas Sales

        Sales volumes, weighted average sales prices and oil and gas sales revenue for the first quarter of 2004 and 2003 were as follows:

	Three Months Ended March 31
	2004	2003	% Change
Natural Gas
Sales volumes (MMCF):
United States	21,274	20,165
Canada	3,137	2,905

Total	24,411	23,070	6%
Sales price received (per MCF)	$5.38	6.01
Effects of energy swaps and collars (per MCF)(1)	(.30)	(1.07)

Average sales price (per MCF)	$5.08	4.94	3%
Liquids
Oil and condensate:
Sales volumes (MBBLS)	2,260	1,835
Sales price received (per BBL)	$33.98	32.51
Effects of energy swaps and collars (per BBL)(1)	(5.37)	(5.82)

Average sales price (per BBL)	$28.61	26.69
Natural gas liquids:
Sales volumes (MBBLS)	185	240
Average sales price (per BBL)	$27.65	21.98
Total liquids sales volumes (MBBLS):
United States	2,218	1,807
Canada	227	268

Total	2,445	2,075	18%
Average sales price (per BBL)	$28.54	26.14	9%

Total Sales Volumes (MMCFE)
United States	34,582	31,007
Canada	4,499	4,513

Total	39,081	35,520	10%
Average sales price (per MCFE)(1)	$4.96	4.74	5%

Total Oil and Gas Sales (in thousands)
Natural gas	$124,062	113,958
Oil, condensate and natural gas liquids	69,775	54,242

Total	$193,837	168,200	15%

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 16,895 MMCF and 12,120 MMCF in the first quarter of 2004 and 2003, respectively. Hedged oil volumes were 1,260,350 barrels and 1,215,000 barrels in the first quarter of 2004 and 2003, respectively. These arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the effective portion of the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net losses related to our cash flow hedges were $19,451,000 and $35,357,000 in the first quarter of 2004 and 2003, respectively. Those arrangements that are not designated as cash flow hedges for accounting purposes are recorded as non-operating income or expense. Average sales prices have been adjusted to reflect effects of energy swaps and collars.

        The increase in oil and gas sales revenue in the first quarter of 2004 compared to the first quarter of 2003 was the result of increased price realizations for both oil and gas combined with higher sales volumes. The increase in our sales volumes was due primarily to acquisitions of producing properties made in the fourth quarter of 2003.

Oil and Gas Production Expense

        Oil and gas production expense increased in the quarter ended March 31, 2004 compared to the corresponding 2003 period. The increase was attributable primarily to properties acquired in the fourth quarter of 2003. The components of oil and gas production expense were as follows:

	Quarter Ended March 31,
	2004	Per Mcfe	2003	Per Mcfe	% Change in cost
	(In Thousands Except Per Mcfe Amounts)
Direct operating expense	$42,649	1.09	27,064	0.76	58%
Workovers	6,300	0.16	1,173	0.03	437%
Product transportation	3,645	0.09	2,868	0.08	27%
Production and ad valorem taxes	6,735	0.18	4,095	0.12	64%

Total oil and gas production expense	$59,329	1.52	35,200	0.99	69%

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of expensed workovers, product transportation costs from the wellhead to the sales point and production and ad valorem taxes. Direct operating expense for the first three months of 2004 was adversely affected by non-recurring costs of approximately $5.2 million related to assuming operatorship of acquired properties in the Gulf Coast Region, including charges associated with service provider contracts subsequently terminated by Forest. In addition, ongoing direct operating expenses were higher due to the acquisition of properties with higher lease operating expense than our base properties. Workovers included approximately $3.6 million for repairs on wells in Alaska and approximately $2.2 million for workover costs on acquired properties in the Gulf Coast Region.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended March 31,
	2004	2003	% Change
	(In Thousands)
Overhead costs capitalized	$5,849	5,097	15%
General and administrative costs expensed	6,360	8,562	(26)%

Total overhead costs	$12,209	13,659	(11)%

        The decrease in total overhead costs and general and administrative expense in the first quarter of 2004 resulted primarily from cost reduction measures in corporate areas and from higher overhead recoveries.

Depreciation and Depletion

        Depreciation and depletion expense for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003	% Change
	(In Thousands)
Depreciation and depletion expense	$79,628	48,290	65%

Depletion expense per MCFE	$2.02	1.34	51%

        The increases in depletion expense and in the per-unit depletion rate in the three months ended March 31, 2004 compared to the same period of 2003 were due primarily to downward revisions in estimated proved reserves in the fourth quarter of 2003.

Accretion of Asset Retirement Obligation

        Accretion expense of approximately $4.3 million and $3.1 million in the first quarter of 2004 and 2003, respectively, was related to the accretion of Forest's asset retirement obligation pursuant to Statement of Financial Accounting Standards No. 143 (SFAS No. 143), adopted January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, in the first quarter of 2003 Forest recorded an increase to net property and equipment of approximately $102.3 million (net of tax), an asset retirement obligation liability of approximately $96.5 million (net of tax) and an after tax credit of approximately $5.9 million for the cumulative effect of the change in accounting principle.

Other Expense, Net

        Income of $.4 million reported in the 2004 period included a gain of approximately $1.0 million related to collection of accounts receivable previously written off and proceeds of a litigation settlement related to our former properties in Australia, partially offset by realized and unrealized net losses on derivative instruments. In the three months ended March 31, 2003, the expense of $3.9 million consisted primarily of a loss on extinguishment of debt recorded in conjunction with redemptions of our 10 1/2% Senior Subordinated Notes for amounts in excess of par value.

Interest Expense

        Interest expense of $12.9 million in the three months ended March 31, 2004 remained flat as compared to the same period of 2003. Higher average debt balances were more than offset by lower average interest rates on variable and fixed rate debt and by amortization of gains recognized on termination of interest rate swaps.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $711,000 in the three months ended March 31, 2004 compared to $52,000 in the comparable period of 2003. The increase was due primarily to the exhaustion of certain state net operating losses and reductions in net favorable temporary differences.

        Deferred income tax expense was $11.8 million in the three months ended March 31, 2004 compared to $21.7 million in the comparable period of 2003. The decrease was attributable to decreased pre-tax profitability and reductions in net favorable temporary differences.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, Producers Marketing Inc. (ProMark), were sold to Cinergy Canada, Inc. (Cinergy) for $11.2 million CDN. As a result of Forest's fourth quarter 2003 decision to sell our gas marketing operations, ProMark's results of operations have been reported as discontinued operations in the consolidated statements of operations for all periods presented. The components of loss from discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Marketing revenue, net	$597	671
General and administrative expense	(280)	(330)
Interest expense	(2)	—
Other (expense) income	(166)	2
Depreciation	—	(340)
Current income tax expense	(2)	(5)
Deferred income tax expense	(722)	(1,237)

Loss from discontinued operations	$(575)	(1,239)

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

        Forest had a working capital surplus, exclusive of the after-tax effects of derivatives and abandonment liabilities, of approximately $30 million at March 31, 2004 compared to a corresponding deficit of approximately $11.8 million at December 31, 2003. The change was due primarily to decreases in accounts payable as a result of lower spending on exploration and development activities in the first quarter and an increase in cash on hand at the end of the quarter as a result of cash provided by operations. These changes were partially offset by additional accrued interest due to timing of interest payments.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004	2003	% Change
	(In Thousands)
Net cash provided by operating activities	$97,777	74,098	32%
Net cash used by investing activities	$(45,200)	(74,043)	(39)%
Net cash used by financing activities	$(38,870)	(339)	11,366%

        The increase in net cash provided by operating activities in the three months ended March 31, 2004 compared to the comparable period of 2003 was due primarily to higher realized oil and gas prices as well as increased production. The decrease in cash used by investing activities in the three months ended March 31, 2004 was due primarily to reduced capital spending. Further, Forest received $15.9 million from the sale of the gas marketing operations of ProMark and other assets in the first quarter of 2004. Net cash used by financing activities in the three months ended March 31, 2004 included net bank repayments of $42.5 million and $3.7 million in proceeds from the exercise of options and warrants. The 2003 period included cash used for the repurchases of the 10 1/2% Senior Subordinated Notes of $69.4 million offset by net bank debt borrowings of $45.0 million and net proceeds from the issuance of common stock and the exercise of options and warrants of approximately $24.4 million.

        At March 31, 2004, net debt (long-term debt minus cash) decreased $57 million to $861 million compared to $918 million at December 31, 2003. The decrease was due to cash flow in excess of capital expenditures.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Property acquisition costs:
Proved properties	$10,117	51
Undeveloped properties	—	16

	10,117	67
Exploration costs:
Direct costs	26,905	16,616
Overhead capitalized	3,040	2,758

	29,945	19,374
Development costs:
Direct costs	16,546	50,971
Overhead capitalized	2,809	2,339

	19,355	53,310

Total capital expenditures for property development, acquisition and exploration(1)	$59,417	72,751

(1)
Does not include estimated discounted asset retirement obligations of $4.4 million and $719,000 related to assets placed in service during the three months ended March 31, 2004 and 2003, respectively.

        Forest's anticipated expenditures for exploration and development in 2004 are estimated to range from $275 million to $310 million. We intend to meet our 2004 capital expenditure financing requirements using cash flows generated by operations, sales of assets and, if necessary, borrowings under bank credit facilities. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we experience increased cash flow or access additional sources of capital.

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

        Currently, the amount available under the credit facilities is governed by a borrowing base (Global Borrowing Base). In March 2004, in conjunction with the significant downward revisions to our estimated proved oil and gas reserves, we redetermined the Global Borrowing Base. Effective March 4, 2004, the Global Borrowing Base was set at $480 million, with $460 million allocated to the U.S. credit facility and $20 million allocated to the Canadian credit facility. Under the terms of the credit facility, the Global Borrowing Base will next be redetermined in the second quarter of 2004 and the amount of available borrowing could be adjusted at that time.

        At March 31, 2004, the unused borrowing amount under the Global Borrowing Base was approximately $200 million in addition to amounts outstanding. On April 30, 2004, our unused borrowing amount was approximately $220 million in addition to amounts outstanding.

        At March 31, 2004, there were outstanding borrowings of $280 million under the U.S. credit facility at a weighted average interest rate of 2.26% and there were no borrowings under the Canadian credit facility. At April 30, 2004, there were outstanding borrowings of $260 million under the U.S. credit facility at a weighted average interest rate of 2.25%, and there were no borrowings under the Canadian credit facility. At March 31, 2004, we had used the credit facilities for letters of credit in the amount of $5.6 million. At April 30, 2004, we had used the credit facilities for letters of credit in the amount of $5.5 million.

        Credit Ratings.    Our bank credit facilities and our senior notes are separately rated by two ratings agencies: Moody's and S&P. In addition, Moody's and S&P have assigned Forest a general corporate credit rating. As a result of the significant downward reserve revisions to our estimated proved reserves in 2003, the rating agencies may downgrade our credit rating. In late January 2004, following the announcement of our downward revisions to our estimates of proved oil and gas reserves, Forest was placed on "credit watch" by both ratings agencies.

        Our bank credit facilities include conditions that are linked to our credit rating. The fees and interest rates on our commitments and loans, as well as our collateral obligations, are affected by our credit ratings. If our bank credit facilities or our senior notes are downgraded by either rating agency, the only effect on us will be an increase in the cost of our debt. Our ability to raise funds and the costs of such financing activities may be affected by our credit rating at the time any such activities are conducted.

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

        The Emerging Issues Task Force is currently considering two reporting issues regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issues are whether SFAS No. 141 and SFAS No. 142 require registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that oil and gas companies are required to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $41 million to $51 million at March 31, 2004 and approximately $40 million to $50 million at December 31, 2003, out of oil and gas properties and into a separate intangible assets line item. Forest's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on its compliance with covenants under its debt agreements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars and other financial instruments. All of our commodity swaps and collar agreements and a portion of our basis swaps in place at March 31, 2004 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 63% and 55% of our consolidated production, on an equivalent basis, during the three months ended March 31, 2004 and 2003, respectively.

        In a typical commodity swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index when the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Second Quarter 2004	112.3	$4.72	12,850	$25.70
Third Quarter 2004	112.3	$4.72	10,850	$25.60
Fourth Quarter 2004	85.7	$4.78	6,850	$25.90
First Quarter 2005	70.0	$4.63	2,500	$25.45
Second Quarter 2005	70.0	$4.63	2,500	$25.45
Third Quarter 2005	70.0	$4.63	2,500	$25.45
Fourth Quarter 2005	70.0	$4.63	2,500	$25.45

        Between April 1, 2004 and May 5, 2004, we entered into the following swaps accounted for as cash flow hedges:

	Natural Gas
	BBTUs Per Day	Average Hedged Price Per MMBTU
Second Quarter 2004	10.0	$6.01
Third Quarter 2004	20.0	$6.09
Fourth Quarter 2004	6.7	$6.09

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price.

        Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars we effectively provide a floor for the price that we will receive for the hedged production; however, the collar also establishes a maximum price that we will receive for the hedged production when prices increase above the ceiling price. We enter into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of March 31, 2004, Forest had entered into the following natural gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs Per Day	Average Floor Price Per MMBTU	Average Ceiling Price Per MMBTU
Second Quarter 2004	6.7	$5.50	$6.25
Third Quarter 2004	10.0	$5.50	$6.25
Fourth Quarter 2004	16.6	$5.30	$6.76
First Quarter 2005	20.0	$5.25	$6.89

        Between April 1, 2004 and May 5, 2004, we did not enter into any collars accounted for as cash flow hedges.

        In addition, Forest has entered into three way gas and oil collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, we receive the index price plus the difference between the two floors. If the index price is between the two floors, we receive the higher of the two floors. If the index price is between the higher floor and the ceiling, we do not receive or pay any amounts. If the index price is above the ceiling, we pay the excess over the ceiling.

        As of March 31, 2004, Forest had entered into the following 3-way natural gas collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs Per Day	Average Lower Floor Price Per MMBTU	Average Upper Floor Price Per MMBTU	Average Ceiling Price Per MMBTU
Second Quarter 2004	25.0	$3.50	$4.75	$5.80
Third Quarter 2004	25.0	$3.50	$4.75	$5.80
Fourth Quarter 2004	11.7	$3.50	$4.75	$6.14
	Oil (NYMEX WTI)
	Barrels Per Day	Average Lower Floor Price Per Barrel	Average Upper Floor Price Per Barrel	Average Ceiling Price Per Barrel
First Quarter 2005	1,500	$24.00	$28.00	$32.00
Second Quarter 2005	1,500	$24.00	$28.00	$32.00
Third Quarter 2005	1,500	$24.00	$28.00	$32.00
Fourth Quarter 2005	1,500	$24.00	$28.00	$32.00

        Between April 1, 2004 and May 5, 2004, we did not enter into any 3-way collars accounted for as cash flow hedges.

        We also use basis swaps in connection with natural gas swaps, in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of March 31, 2004, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 33.4 BBTUs per day for the remainder of 2004. Between April 1, 2004 and May 5, 2004, we did not enter into any basis swaps designated as cash flow hedges.

        The fair value of our cash flow hedges based on the futures prices quoted on March 31, 2004 was a loss of approximately $91,279,000 ($56,593,000 after tax) which was recorded as a component of other comprehensive income.

        As of March 31, 2004, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 92.8 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005. Between April 1, 2004 and May 5, 2004 we did not enter into any additional basis swaps not designated as cash flow hedges.

        The fair value of our derivative instruments not designated as cash flow hedges based on the futures prices quoted on March 31, 2004 was a loss of approximately $992,000.

Foreign Currency Exchange Risk

        We conduct business in several foreign countries and thus are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. In the past, we have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk. Expenditures incurred relative to the foreign concessions held by Forest outside of North America have been primarily U.S. dollar-denominated, as have cash proceeds related to property sales and farmout arrangements.

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations at March 31, 2004:

	2005	2008	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$280,000	—	—	—	280,000	280,000
Average interest rate	2.26%	—	—	—	2.26%
Long-term debt:
Fixed rate	$—	265,000	160,000	150,000	575,000	632,100
Coupon interest rate	—	8.00%	8.00%	7.75%	7.93%
Effective interest rate(1)	—	7.13%	7.48%	6.56%	7.08%

(1)
The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011 and the 7 3/4% Senior Notes due 2014 will be reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps.

Item 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        H. Craig Clark, our Chief Executive Officer, and David H. Keyte, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2004. Based on the evaluation, they believe that:

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

  Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

10.1*	Amendment No. 2 to Forest Oil Corporation 2001 Stock Incentive Plan dated April 22, 2004.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(b)
Reports on Form 8-K.

        The Company filed the following current reports on Form 8-K during the first quarter ending March 31, 2004.

Date of Report	Item Reported	Financial Statements Filed
January 26, 2004	Items 7 and 9*	None
February 10, 2004	Items 7, 9 and 12*	None
February 25, 2004	Item 5	None
March 15, 2004	Items 7, 9 and 12*	None

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

FOREST OIL CORPORATION (Registrant)
May 10, 2004	By:	/s/ DAVID H. KEYTE
David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Amendment No. 2 to Forest Oil Corporation 2001 Stock Incentive Plan dated April 22, 2004
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350