Form 10-Q
period 2004-06-30
FOREST OIL CORP
filed 2004-08-09
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q June 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
Or
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

        As of July 31, 2004 there were 58,930,591 shares of common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,188	11,509
Accounts receivable	157,723	158,954
Derivative instruments	4,300	4,130
Current deferred tax asset	38,407	23,302
Other current assets	25,038	17,465

Total current assets	277,656	215,360
Net property and equipment	2,778,591	2,433,966
Assets held for sale related to discontinued operations	—	8,589
Goodwill	64,357	—
Other assets	27,319	25,633

	$3,147,923	2,683,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200,460	192,001
Accrued interest	5,102	3,869
Derivative instruments	88,112	49,838
Asset retirement obligation	24,746	23,243
Other current liabilities	6,042	4,158

Total current liabilities	324,462	273,109
Long-term debt	1,084,469	929,971
Asset retirement obligation	215,908	188,189
Other liabilities	51,195	33,758
Deferred income taxes	150,910	72,723
Shareholders' equity:
Common stock	6,089	5,563
Capital surplus	1,423,234	1,302,340
Accumulated deficit	(9,336)	(56,495)
Accumulated other comprehensive loss	(43,661)	(9,740)
Treasury stock, at cost	(55,347)	(55,870)

Total shareholders' equity	1,320,979	1,185,798

	$3,147,923	2,683,548

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF PRODUCTION AND OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
SALES VOLUMES
Natural gas (MMCF)	25,235	22,769	49,646	45,839

Oil, condensate and natural gas liquids (thousands of barrels)	2,558	2,260	5,003	4,335

STATEMENTS OF CONSOLIDATED OPERATIONS
Revenue:
Oil and gas sales:
Natural gas	$131,153	99,870	255,215	213,828
Oil, condensate and natural gas liquids	76,735	53,705	146,510	107,947

Total oil and gas sales	207,888	153,575	401,725	321,775
Processing income, net	590	670	1,006	542

Total revenue	208,478	154,245	402,731	322,317
Operating expenses:
Oil and gas production	54,691	35,512	114,020	70,712
General and administrative	8,169	9,745	14,529	18,307
Depreciation and depletion	83,474	51,211	163,102	99,502
Accretion of asset retirement obligation	4,153	3,147	8,428	6,267
Impairment of oil and gas properties	1,690	135	1,690	135

Total operating expenses	152,177	99,750	301,769	194,923

Earnings from operations	56,301	54,495	100,962	127,394

Other income and expense:
Other (income) expense, net	(1,133)	2,779	(1,557)	6,664
Interest expense	13,084	12,490	26,031	25,450

Total other income and expense	11,951	15,269	24,474	32,114

Earnings before income taxes, discontinued operations, and cumulative effect of change in accounting principle	44,350	39,226	76,488	95,280
Income tax expense:
Current	157	361	868	414
Deferred	16,063	15,328	27,853	37,073

	16,220	15,689	28,721	37,487

Earnings from continuing operations	28,130	23,537	47,767	57,793
Loss from discontinued operations (net of tax)	—	(125)	(575)	(1,364)
Cumulative effect of change in accounting principle for recording asset retirement obligation (net of tax)	—	—	—	5,854

Net earnings	$28,130	23,412	47,192	62,283

Weighted average number of common shares outstanding:
Basic	55,437	48,188	54,560	48,024

Diluted	56,437	49,068	55,594	48,901

Basic earnings per common share:
Earnings from continuing operations	$0.51	0.49	0.88	1.20
Loss from discontinued operations (net of tax)	—	—	(0.01)	(0.02)
Cumulative effect of change in accounting principle (net of tax)	—	—	—	0.12

Net earnings per common share	$0.51	0.49	0.87	1.30

Diluted earnings per common share:
Earnings from continuing operations	$0.50	0.48	0.86	1.18
Loss from discontinued operations (net of tax)	—	—	(0.01)	(0.03)
Cumulative effect of change in accounting principle (net of tax)	—	—	—	0.12

Net earnings per common share	$0.50	0.48	0.85	1.27

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net earnings before cumulative effect of change in accounting principle	$47,192	56,429
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and depletion	163,102	100,206
Accretion of asset retirement obligation	8,428	6,267
Impairment of oil and gas properties	1,690	135
Amortization of deferred hedge gain	(2,453)	(2,202)
Amortization of deferred debt costs	1,404	1,121
Unrealized loss on derivative instruments, net	(217)	127
Deferred income tax expense	28,574	38,243
Loss on extinguishment of debt	—	3,975
Loss (earnings) in equity method investee	(1,310)	1,580
Other, net	—	(174)
(Increase) decrease in accounts receivable	24,251	(22,720)
(Increase) decrease in other current assets	(5,046)	624
Decrease in accounts payable	(23,318)	(9,867)
Increase (decrease) in accrued interest and other current liabilities	898	(10,897)

Net cash provided by operating activities	243,195	162,847
Cash flows from investing activities:
Acquisition of subsidiary	(167,968)	—
Capital expenditures for property and equipment:
Exploration, development and other acquisition costs	(163,603)	(166,102)
Other fixed assets	(1,229)	(1,202)
Proceeds from sales of assets	8,510	65
Sale of goodwill and contract value	8,493	—
Decrease (increase) in other assets, net	1,168	(1,112)

Net cash used by investing activities	(314,629)	(168,351)
Cash flows from financing activities:
Proceeds from bank borrowings	493,490	321,000
Repayments of bank borrowings	(500,000)	(275,000)
Repurchases of 10 1/2% senior subordinated notes	—	(69,441)
Proceeds of common stock offering, net of offering costs	117,143	20,968
Proceeds from the exercise of options and warrants	4,541	4,152
Purchase of treasury stock	42	—
(Increase) decrease in other liabilities, net	(2,608)	126

Net cash provided by financing activities	112,608	1,805
Effect of exchange rate changes on cash	(495)	754

Net increase (decrease) in cash and cash equivalents	40,679	(2,945)
Cash and cash equivalents at beginning of period	11,509	13,166

Cash and cash equivalents at end of period	$52,188	10,221

Cash paid during the period for:
Interest	$26,703	29,877
Income taxes	$2,993	1,562

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(1) BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest or the Company). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS

        On June 25, 2004, Forest completed its tender offer for all of the common stock of The Wiser Oil Company (Wiser) with oil and gas assets located in the Company's Canadian, Western and Gulf Coast business units (the Wiser Acquisition). The acquisition also included working capital and certain other financial assets and liabilities of Wiser. The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on the fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Forest since the date of acquisition.

        The cash consideration paid for Wiser was allocated as follows:

(In Thousands)
Current assets	$25,969
Proved properties	301,210
Other plant and equipment assets	2,450
Undeveloped leasehold costs	45,803
Goodwill	64,357
Current liabilities	(35,858)
Derivative liability—short-term	(8,028)
Long-term debt	(163,325)
Asset retirement obligation	(7,997)
Other liabilities	(3,061)
Deferred taxes	(53,552)

Net cash consideration	$167,968

        Goodwill of $64,357,000 has been recognized to the extent that cost exceeded the fair value of net assets acquired. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill are as follows:

•
addition of significant reserves and producing assets in Forest's core areas, primarily the Canadian and Western U.S. business units.

•
opportunities for cost savings through administrative and operational synergies.

•
addition of significant Gulf Coast and Canadian exploration acreage.

The allocation of the purchase price is preliminary because certain items such as the determination of the final tax basis and the fair value of certain assets and liabilities as of the acquisition date have not been finalized.

        The following unaudited pro forma consolidated statements of operations information assumes that the Wiser Acquisition occurred as of January 1 of each year. These pro forma results of operations are not necessarily indicative of the results of operations that would have actually been attained if the transaction had occurred as of these dates.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Total revenue	$243,311	230,137	465,961	477,044
Net earnings from continuing operations	30,604	28,379	46,691	85,518
Net earnings	30,604	28,254	46,116	90,008
Basic earnings per share	.55	.48	.85	1.55
Diluted earnings per share	.54	.48	.83	1.52

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004(1)	2003(2)	2004(3)	2003(4)
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations	$28,130	23,537	47,767	57,793

Weighted average common shares outstanding during the period	55,437	48,188	54,560	48,024
Add dilutive effects of stock options	281	208	301	210
Add dilutive effects of warrants	719	672	733	667

Weighted average common shares outstanding including the effects of dilutive securities	56,437	49,068	55,594	48,901

Basic earnings per share from continuing operations	$0.51	0.49	0.88	1.20

Diluted earnings per share from continuing operations	$0.50	0.48	0.86	1.18

(1)
For the three months ended June 30, 2004, options to purchase 1,545,450 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2006 to 2014.

(2)
For the three months ended June 30, 2003, options to purchase 2,428,075 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

(3)
For the six months ended June 30, 2004, options to purchase 1,539,950 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2006 to 2014.

(4)
For the six months ended June 30, 2003, options to purchase 2,949,275 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

Comprehensive Earnings (Loss):

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in the Company's other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 are foreign currency gains (losses) related to the translation of the assets and liabilities of the Company's Canadian operations; unrealized gains (losses) related to the change in fair value of securities available for sale; and unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive (loss) earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Net earnings	$28,130	23,412	47,192	62,283
Other comprehensive income (loss)
Foreign currency translation (losses) gains	(4,327)	21,507	(7,369)	37,932
Unrealized loss on derivative instruments, net	(4,707)	(1,492)	(27,433)	(8,319)
Unrealized gain on securities available for sale	875	346	881	781

Total comprehensive earnings	$19,971	43,773	13,271	92,677

(4) STOCK-BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Net earnings:
As reported	$28,130	23,412	47,192	62,283

Pro forma	$25,171	19,643	41,577	55,506

Basic earnings per share:
As reported	$0.51	0.49	0.87	1.30

Pro forma	$0.45	0.41	0.76	1.16

Diluted earnings per share:
As reported	$0.50	0.48	0.85	1.27

Pro forma	$0.45	0.40	0.75	1.14

(5) NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	June 30, 2004	December 31, 2003
	(In Thousands)
Oil and gas properties	$5,248,925	4,748,477
Furniture and fixtures, computer hardware and software	34,774	32,640

	5,283,699	4,781,117
Less accumulated depreciation, depletion and valuation allowance	(2,505,108)	(2,347,151)

	$2,778,591	2,433,966

(6) ASSET RETIREMENT OBLIGATIONS

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

        The following table summarizes the activity for the Company's asset retirement obligation for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30, 2004	June 30, 2003
	(In Thousands)
Asset retirement obligation at beginning of period	$211,432	—
Liability recognized in transition	—	155,972
Accretion	8,428	6,267
Liabilities incurred	10,025	2,893
Liabilities assumed	7,997	—
Liabilities settled	(913)	(5,798)
Revisions in estimated liabilities	3,898	—
Impact of foreign currency exchange	(213)	985

Asset retirement obligation at end of period	240,654	160,319
Less: current asset retirement obligation at end of period	(24,746)	(14,357)

Long-term asset retirement obligation at end of period	$215,908	145,962

(7) PROMARK SALE

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

        As a result of the sale, ProMark's results of operations have been reported as discontinued operations in the accompanying financial statements. The components of assets held for sale related to discontinued operations at December 31, 2003 are as follows:

December 31, 2003
(In Thousands)
Goodwill	$17,680
Long-term gas marketing contracts	15,425

33,105
Less accumulated amortization and valuation allowance	(24,516)

$8,589

        The components of loss from discontinued operations for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2004	2003
	(In Thousands)
Marketing revenue, net	$604	597	1,276
General and administrative expense	(429)	(280)	(758)
Interest expense	(1)	(2)	(1)
Other (expense) income	5	(166)	5
Depreciation	(365)	—	(704)
Current income tax expense	(7)	(2)	(12)
Deferred income tax benefit (expense)	68	(722)	(1,170)

Loss from discontinued operations	$(125)	(575)	(1,364)

(8) LONG-TERM DEBT

        Components of long-term debt are as follows:

	June 30, 2004					December 31, 2003
	Principal	Unamortized Discount	Other		Total	Principal		Unamortized Discount	Other		Total
	(In Thousands)
U.S. Credit Facility	$316,000	—	—		316,000	291,000		—	—		291,000
Canadian Credit Facility	—	—	—		—	1,542		—	—		1,542
Bank debt assumed in acquisition	36,354(3)	—	—		36,354	30,000	(2)	—	—		30,000
8% Senior Notes Due 2008	265,000	(390)	9,111	(1)	273,721	265,000		(439)	10,258	(1)	274,819
8% Senior Notes Due 2011	160,000	—	6,253	(1)	166,253	160,000		—	6,671	(1)	166,671
7 3/4% Senior Notes Due 2014	150,000	(2,348)	17,518	(1)	165,170	150,000		(2,467)	18,406	(1)	165,939
9 1/2% Senior Subordinated Notes assumed in acquisition(4).	125,000	—	1,971	(5)	126,971	—		—	—		—

	$1,052,354	(2,738)	34,853		1,084,469	897,542		(2,906)	35,335		929,971

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the note issues.

(2)
Paid in January 2004 with borrowings under the Company's U.S. credit facility.

(3)
Paid in July 2004 with borrowings under the Company's U.S. credit facility.

(4)
Redeemed in July 2004 with borrowings under the Company's U.S. credit facility.

(5)
Represents the premium paid upon redemption. The premium was recorded through purchase accounting in connection with the Wiser Acquisition.

        In July 2004, Forest issued $125,000,000 principal amount of 8% Senior Notes due 2011 at 107.75% of par for proceeds of $133,313,000 (net of related offering costs). Net proceeds from this offering were used to reduce the balance outstanding under Forest's U.S. credit facility.

(9) EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of the Company's defined benefit pension plans and post retirement benefits in the United States for the three and six months ended June 30, 2004 and 2003:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(In Thousands)		(In Thousands)		(In Thousands)		(In Thousands)
Service cost	$—	—	158	133	$—	—	316	266
Interest cost	431	454	138	131	832	908	276	262
Expected return on plan assets	(381)	(341)	—	—	(762)	(682)	—	—
Recognized actuarial loss	173	182	12	—	346	364	24	—

Total net periodic expense	$223	295	308	264	$416	590	616	528

(10) FINANCIAL INSTRUMENTS

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

Interest Rate Swaps:

        In prior years, the Company entered into interest rate swaps as fair value hedges of fixed rate debt. The swaps were intended to exchange the fixed interest rates on the notes for variable rates over the terms of the notes. The Company terminated these interest rate swaps. The aggregate gains were deferred and added to the carrying value of the related debt, and are being amortized as a reduction of interest expense over the remaining terms of the notes. During the three months ended June 30, 2004 and 2003, the Company recognized reductions of interest expense of $1,226,878 and $1,107,069, respectively, related to the terminated interest rate swaps. During the six months ended June 30, 2004 and 2003, the reductions of interest expense were $2,453,756 and $2,214,138, respectively.

Commodity Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap, basis swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        With the exception of certain derivative instruments related to the Wiser Acquisition, all of the Company's commodity swaps and collar agreements and a portion of its basis swaps in place at June 30, 2004 have been designated as cash flow hedges. At June 30, 2004, the Company had a derivative asset of $6,219,000 (of which $4,300,000 was classified as current), a derivative liability of $114,910,000 (of which $88,112,000 was classified as current), a deferred tax asset of $38,579,000 (of which $29,126,000 was classified as current) and accumulated other comprehensive loss of $99,782,000 ($62,569,000 net of tax).

        The gains (losses) under these agreements recognized in the Company's statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Derivatives designated as cash flow hedges	$(30,211)	(18,089)	(49,662)	(53,446)
Derivatives not designated as cash flow hedges	1,716	(127)	1,201	(89)

Total loss	$(28,495)	(18,216)	(48,461)	(53,535)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon, published third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of June 30, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Third Quarter 2004	157.3	$5.19	13,850	$28.30
Fourth Quarter 2004	117.5	$5.24	9,850	$29.60
First Quarter 2005	100.0	$5.04	6,500	$30.93
Second Quarter 2005	100.0	$5.04	6,500	$30.93
Third Quarter 2005	100.0	$5.04	6,500	$30.93
Fourth Quarter 2005	100.0	$5.04	6,500	$30.93
First Quarter 2006	30.0	$5.47	4,000	$31.58

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

        Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2004, the Company had entered into the following natural gas collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor MMBTU Price per	Average Ceiling Price per MMBTU
Third Quarter 2004	10.0	$5.50	$6.25
Fourth Quarter 2004	16.6	$5.30	$6.76
First Quarter 2005	20.0	$5.25	$6.89

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

        As of June 30, 2004, Forest had entered into the following 3-way gas and oil collars accounted for as cash flow hedges:

	Natural Gas
	BBTU's Per Day	Average Lower Floor Price Per MBTU	Average Upper Floor Price Per MMBTU	Average Ceiling Price Per MMBTU
Third Quarter 2004	25.0	$3.50	$4.75	$5.80
Fourth Quarter 2004	11.7	$3.50	$4.75	$6.14
	Oil (NYMEX WTI)
	Barrels Per Day	Average Lower Floor Price Per Barrel	Average Upper Floor Price Per Barrel	Average Ceiling Price Per Barrel
First Quarter 2005	1,500	$24.00	$28.00	$32.00
Second Quarter 2005	1,500	$24.00	$28.00	$32.00
Third Quarter 2005	1,500	$24.00	$28.00	$32.00
Fourth Quarter 2005	1,500	$24.00	$28.00	$32.00

The Company also uses basis swaps in connection with natural gas swaps in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At June 30, 2004 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 29.0 BBTUs per day for the remainder of 2004. At June 30, 2004 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 91.7 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005.

        Forest has the following swap agreements as a result of the Wiser Acquisition. These swap agreements were not designated as cash flow hedges by Wiser but were designated as cash flow hedges by Forest on July 15, 2004.

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Third Quarter 2004	10.0	$4.85	2,000	$28.23
Fourth Quarter 2004	10.0	$4.85	1,000	$29.60

        Forest also has the following collar agreements as a result of the Wiser Acquisition. These collar agreements cannot be designated as cash flow hedges by Forest under generally accepted accounting principles because the collars had unrealized losses at the date of the Wiser Acquisition.

	Natural Gas			Oil (NYMEX WTI)
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
Third Quarter 2004	15.0	$4.35	$5.48	—	—	—
Fourth Quarter 2004	5.0	$5.50	$7.40	—	—	—
First Quarter 2005	5.0	$5.50	$8.00	1,000	$32.00	$35.30

        In addition, Forest has call derivative instruments as a result of the Wiser Acquisition. Call derivative instruments require the Company to pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount. Calls are speculative arrangements and are not cash flow hedges under generally accepted accounting principles. The Company has the following oil calls as a result of the Wiser Acquisition.

	Oil (NYMEX WTI)
	Barrels Per Day	Average Hedged Price Per Barrel
Third Quarter 2004	1,000	$31.25
Fourth Quarter 2004	1,000	$33.00

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

(11) COMMON STOCK OFFERING

        In June 2004, Forest issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.4 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

(12) BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At June 30, 2004, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western United States, Alaska, Canada and International). On March 1, 2004, the assets and business operations of the Company's gas marketing subsidiary, ProMark, were sold to Cinergy, as discussed in Note 7. Accordingly, in conjunction with the Company's fourth quarter 2003 decision to sell the gas marketing business of ProMark, ProMark's results of operations have been reported as discontinued operations and the segment reporting for 2003 has been restated to exclude the marketing activities of ProMark. The Company's remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and geographical location of each. The segment data presented below was prepared on the same basis as the consolidated financial statements.

Three Months Ended June 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$137,222	33,977	17,069	188,268	19,620	—	207,888
Expenses:
Oil and gas production	30,484	9,521	11,425	51,430	3,261	—	54,691
General and administrative	2,202	584	929	3,715	674	—	4,389
Depletion	52,369	6,569	15,322	74,260	8,327	—	82,587
Accretion of asset retirement obligation	3,340	298	367	4,005	148	—	4,153
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690

Earnings from operations	$48,827	17,005	(10,974)	54,858	7,210	(1,690)	60,378

Capital expenditures:
Acquisitions	$80,148	163,513	—	243,661	109,791	—	353,452
Exploration costs	21,740	979	852	23,571	2,711	1,004	27,286
Development costs	47,421	12,674	1,641	61,736	2,726	—	64,462

Total capital expenditures(1)	$149,309	177,166	2,493	328,968	115,228	1,004	445,200

Property and equipment, net	$1,347,039	578,819	379,436	2,305,294	408,387	56,516	2,770,197

Goodwill(2)	$16,102	35,472	—	51,574	12,783	—	64,357

(1)
Does not include estimated discounted asset retirement obligations of $15.1 million related to assets placed in service during the three months ended June 30, 2004.

(2)
Represents a preliminary allocation of goodwill to business units.

        Information for reportable segments relates to the Company's June 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$60,378
Processing income, net	590
Corporate general and administrative expense	(3,780)
Administrative asset depreciation	(887)
Other income, net	1,133
Interest expense	(13,084)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$44,350

Six Months Ended June 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$261,442	69,189	34,028	364,659	37,066	—	401,725
Expenses:
Oil and gas production	63,046	18,562	25,642	107,250	6,770	—	114,020
General and administrative	3,849	945	1,778	6,572	1,484	—	8,056
Depletion	100,169	13,841	31,226	145,236	16,109	—	161,345
Accretion of asset retirement obligation	6,866	590	725	8,181	247	—	8,428
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690

Earnings from operations	$87,512	35,251	(25,343)	97,420	12,456	(1,690)	108,186

Capital expenditures:
Acquisitions	$89,072	164,706	—	253,778	109,791	—	363,569
Exploration costs	44,823	1,840	1,382	48,045	6,842	2,525	57,412
Development costs	54,399	18,927	3,503	76,829	6,807	—	83,636

Total capital expenditures(1)	$188,294	185,473	4,885	378,652	123,440	2,525	504,617

Property and equipment, net	$1,347,039	578,819	379,436	2,305,294	408,387	56,516	2,770,197

Goodwill(2)	$16,102	35,472	—	51,574	12,783	—	64,357

(1)
Does not include estimated discounted asset retirement obligations of $21.9 million related to assets placed in service during the six months ended June 30, 2004.

(2)
Represents a preliminary allocation of goodwill to business units.

        Information for reportable segments relates to the Company's June 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$108,186
Processing income, net	1,006
Corporate general and administrative expense	(6,473)
Administrative asset depreciation	(1,757)
Other expense, net	1,557
Interest expense	(26,031)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$76,488

Three Months Ended June 30, 2003

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$94,888	22,936	21,488	139,312	14,263	—	153,575
Expenses:
Oil and gas production	17,178	5,559	9,680	32,417	3,095	—	35,512
General and administrative	2,812	732	1,251	4,795	1,348	—	6,143
Depletion	31,778	4,092	7,594	43,464	6,913	—	50,377
Accretion of asset retirement obligation	2,250	220	536	3,006	141	—	3,147
Impairment of oil and gas properties	—	—	—	—	—	135	135

Earnings from operations	$40,870	12,333	2,427	55,630	2,766	(135)	58,261

Capital expenditures:
Acquisitions	$18,403	3,620	—	22,023	—	—	22,023
Exploration costs	7,951	727	1,016	9,694	10,585	1,738	22,017
Development costs	30,112	7,112	11,182	48,406	905	—	49,311

Total capital expenditures(1)	$56,466	11,459	12,198	80,123	11,490	1,738	93,351

Property and equipment, net	$928,600	258,247	418,998	1,605,845	281,383	69,741	1,956,969

(1)
Does not include estimated discounted asset retirement obligations of $2.0 million related to assets placed in service during the three months ended June 30, 2003.

        Information for reportable segments relates to the Company's June 30, 2003 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$58,261
Processing income, net	670
Corporate general and administrative expense	(3,602)
Administrative asset depreciation	(834)
Other expense, net	(2,779)
Interest expense	(12,490)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$39,226

Six Months Ended June 30, 2003

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$202,506	51,163	36,437	290,106	31,669	—	321,775
Expenses:
Oil and gas production	32,241	11,621	20,655	64,517	6,195	—	70,712
General and administrative	5,477	1,446	2,710	9,633	2,667	—	12,300
Depletion	62,898	8,423	13,569	84,890	13,006	—	97,896
Accretion of asset retirement obligation	4,499	440	1,072	6,011	256	—	6,267
Impairment of oil and gas properties	—	—	—	—	—	135	135

Earnings from operations	$97,391	29,233	(1,569)	125,055	9,545	(135)	134,465

Capital expenditures:
Acquisitions	$18,470	3,620	—	22,090	—	—	22,090
Exploration costs	21,173	1,235	2,405	24,813	14,442	2,136	41,391
Development costs	46,023	13,513	38,094	97,630	4,991	—	102,621

Total capital expenditures(1)	$85,666	18,368	40,499	144,533	19,433	2,136	166,102

Property and equipment, net	$928,600	258,247	418,998	1,605,845	281,383	69,741	1,956,969

(1)
Does not include estimated discounted asset retirement obligations of $2.9 million related to assets placed in service during the six months ended June 30, 2003.

        Information for reportable segments relates to the Company's June 30, 2003 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$134,465
Processing income, net	542
Corporate general and administrative expense	(6,007)
Administrative asset depreciation	(1,606)
Other expense, net	(6,664)
Interest expense	(25,450)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$95,280

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

Second Quarter 2004 Overview

        Highlights of the second quarter of 2004 included better production performance of approximately 41 BCFE versus approximately 36 BCFE in the second quarter of 2003 and 39 BCFE in the first quarter of 2004, led by strong results from the Gulf Coast drilling program. Our revenue was significantly higher, primarily as a result of higher sales volumes and higher oil and gas prices. General and administrative expense in the second quarter of 2004 decreased 16% to approximately $8.2 million compared to $9.7 million in the corresponding 2003 period primarily as a result of corporate-wide cost reduction measures.

        Our second quarter 2004 results reflect decreased oil and gas production expense on both an absolute and per-unit basis when compared to the first quarter of 2004. For the second quarter of 2004 total oil and gas production expense was approximately $55 million or $1.34 per MCFE compared to approximately $59 million or $1.52 per MCFE in the first quarter of 2004.

        On June 25, 2004, Forest completed its tender offer for all of the common stock of The Wiser Oil Company (Wiser), acquiring oil and gas assets located in our Canadian, Western and Gulf Coast business units (the Wiser Acquisition). The acquisition also included working capital and certain other financial assets and liabilities of Wiser. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Forest since the date of acquisition.

Results of Operations for the Three Months Ended June 30, 2004

        Net earnings for the second quarter of 2004 were $28.1 million compared to net earnings of $23.4 million in the second quarter of 2003. The increase in earnings was due primarily to increases in production and product prices, offset partially by higher depreciation and depletion expense.

Oil and Gas Sales

        Sales volumes, weighted average sales prices and oil and gas sales revenue for the second quarter of 2004 and 2003 were as follows:

	Three Months Ended June 30
	2004	2003	% Change
Natural Gas
Sales volumes (MMCF):
United States	21,975	19,821
Canada	3,260	2,948

Total	25,235	22,769	11%
Sales price received (per MCF)	$5.81	4.96
Effects of energy swaps and collars (per MCF)(1)	(.61)	(0.57)

Average sales price (per MCF)	$5.20	4.39	18%
Liquids
Oil and condensate:
Sales volumes (MBBLS)	2,315	2,034
Sales price received (per BBL)	$37.23	26.81
Effects of energy swaps and collars (per BBL)(1)	(6.39)	(2.52)

Average sales price (per BBL)	$30.84	24.29
Natural gas liquids:
Sales volumes (MBBLS)	243	226
Average sales price (per BBL)	$21.96	19.07
Total liquids sales volumes (MBBLS):
United States	2,323	2,000
Canada	235	260

Total	2,558	2,260	13%
Average sales price (per BBL)	$30.00	23.76	26%
Total Sales Volumes (MMCFE)
United States	35,913	31,821
Canada	4,670	4,508

Total	40,583	36,329	12%
Average sales price (per MCFE)(1)	$5.12	4.23	21%
Total Oil and Gas Sales (in thousands)
Natural gas	$131,153	99,870
Oil, condensate and natural gas liquids	76,735	53,705

Total	$207,888	153,575	35%

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 14,009 MMCF and 12,740 MMCF in the second quarter of 2004 and 2003, respectively. Hedged oil volumes were 1,169,350 barrels and 1,228,500 barrels in the second quarter of 2004 and 2003, respectively. These arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the effective portion of the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net losses related to our cash flow hedges were $30,211,000 and $18,089,000 in the second quarter of 2004 and 2003, respectively. Average sales prices have been adjusted to reflect effects of energy swaps and collars. Derivative instruments that are not designated as cash flow hedges for accounting purposes are recorded as other income or expense.

        The increase in oil and gas sales revenue in the second quarter of 2004 compared to the second quarter of 2003 was the result of increased price realizations for both oil and gas combined with higher sales volumes. The increase in our sales volumes was due primarily to acquisitions of producing properties made in the fourth quarter of 2003.

Oil and Gas Production Expense

        Oil and gas production expense increased in the quarter ended June 30, 2004 compared to the corresponding 2003 period. The increase was attributable primarily to properties acquired in the fourth quarter of 2003. The components of oil and gas production expense were as follows:

	Three Months Ended June 30,
	2004	Per Mcfe	2003	Per Mcfe	% Change in cost
	(In Thousands Except Per Mcfe Amounts)
Direct operating expense	$39,511	0.97	27,634	0.77	43%
Workovers	4,807	0.11	—	—	—
Product transportation	3,458	0.09	2,648	0.07	31%
Production and ad valorem taxes	6,915	0.17	5,230	0.14	32%

Total oil and gas production expense	$54,691	1.34	35,512	0.98	54%

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of expensed workovers, product transportation costs from the wellhead to the sales point and production and ad valorem taxes. Direct operating expenses were higher in the three months ended June 30, 2004 than in the corresponding prior year period due to the acquisition of properties with higher lease operating expense than our base properties. Workovers included approximately $4 million for well repairs on acquired properties in the Gulf Coast.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended June 30,
	2004	2003	% Change
	(In Thousands)
Overhead costs capitalized	$5,984	5,832	3%
General and administrative costs expensed	8,169	9,745	(16)%

Total overhead costs	$14,153	15,577	(9)%

        The decrease in total overhead costs and general and administrative expense in the second quarter of 2004 resulted primarily from cost reduction measures in corporate areas.

Depreciation and Depletion

        Depreciation and depletion expense for the three months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,
	2004	2003	% Change
	(In Thousands)
Depreciation and depletion expense	$83,474	51,211	63%

Depletion expense per MCFE	$2.04	1.39	47%

        The increases in depletion expense and in the per-unit depletion rate in the three months ended June 30, 2004 compared to the same period of 2003 were due primarily to downward revisions in estimated proved reserves in the fourth quarter of 2003.

Accretion of Asset Retirement Obligation

        Accretion expense of approximately $4.2 million and $3.1 million in the second quarter of 2004 and 2003, respectively, was related to the accretion of Forest's asset retirement obligation pursuant to Statement of Financial Accounting Standards No. 143 (SFAS No. 143), adopted January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, in the first quarter of 2003 Forest recorded an increase to net property and equipment of approximately $102.3 million (net of tax), an asset retirement obligation liability of approximately $96.5 million (net of tax) and an after tax credit of approximately $5.9 million for the cumulative effect of the change in accounting principle.

Other Income and Expense

        Other income of $1.1 million reported in the second quarter of 2004 consisted primarily of franchise taxes, offset by Forest's share of the net income recorded by Cook Inlet Pipeline Company (an equity method investee in which Forest owns a 40% interest) and realized and unrealized gains on derivative instruments. In the three months ended June 30, 2003, other expense of $2.8 million consisted primarily of Forest's share of the net loss recorded by Cook Inlet Pipeline Company.

Interest Expense

        Interest expense of $13.1 million in the three months ended June 30, 2004 increased slightly compared to the same period of 2003. Higher average debt balances were partially offset by lower average interest rates on variable and fixed rate debt and by amortization of gains recognized on termination of interest rate swaps.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $157,000 in the three months ended June 30, 2004 compared to $361,000 in the comparable period of 2003.

        Deferred income tax expense was $16.1 million in the three months ended June 30, 2004 compared to $15.3 million in the comparable period of 2003. The increase was primarily attributable to higher pre-tax profitability.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, Producers Marketing Inc. (ProMark), were sold to Cinergy Canada, Inc. (Cinergy) for $11.2 million CDN. As a result of Forest's fourth quarter 2003 decision to sell its gas marketing operations, ProMark's results of operations have been reported as discontinued operations in the consolidated statements of operations for all periods prior to March 1, 2004. The components of loss from discontinued operations for the three months ended June 30, 2003 are as follows:

Three Months Ended June 30, 2003
(In Thousands)
Marketing revenue, net	$604
General and administrative expense	(429)
Interest expense	(1)
Other (expense) income	5
Depreciation	(365)
Current income tax expense	(7)
Deferred income tax expense	68

Loss from discontinued operations	$(125)

Results of Operations for the Six Months Ended June 30, 2004

        Net earnings for the first six months of 2004 were approximately $47.2 million compared to net earnings of approximately $62.3 million in the first six months of 2003. The decrease in earnings was due primarily to increases in depreciation and depletion expense caused primarily by downward revisions in estimated proved reserves in the fourth quarter of 2003.

Oil and Gas Sales

        Sales volumes, weighted average sales prices and oil and gas sales revenue for the first six months of 2004 and 2003 were as follows:

	Six Months Ended June 30
	2004	2003	% Change
Natural Gas
Sales volumes (MMCF):
United States	43,249	39,986
Canada	6,397	5,853

Total	49,646	45,839	8%
Sales price received (per MCF)	$5.60	5.48
Effects of energy swaps and collars (per MCF)(1)	(.46)	(0.82)

Average sales price (per MCF)	$5.14	4.66	10%
Liquids
Oil and condensate:
Sales volumes (MBBLS)	4,575	3,869
Sales price received (per BBL)	$35.62	29.50
Effects of energy swaps and collars (per BBL)(1)	(5.88)	(4.08)

Average sales price (per BBL)	$29.74	25.42
Natural gas liquids:
Sales volumes (MBBLS)	428	466
Average sales price (per BBL)	$24.42	20.57
Total liquids sales volumes (MBBLS):
United States	4,541	3,807
Canada	462	528

Total	5,003	4,335	15%
Average sales price (per BBL)	$29.28	24.90	18%
Total Sales Volumes (MMCFE)
United States	70,495	62,828
Canada	9,169	9,021

Total	79,664	71,849	11%
Average sales price (per MCFE)(1)	$5.04	4.48	13%
Total Oil and Gas Sales (in thousands)
Natural gas	$255,215	213,828
Oil, condensate and natural gas liquids	146,510	107,947

Total	$401,725	321,775	25%

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 30,905 MMCF and 24,860 MMCF in the first six months of 2004 and 2003, respectively. Hedged oil volumes were 2,429,700 barrels and 2,443,500 barrels in the first six months of 2004 and 2003, respectively. These arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the effective portion of the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net losses related to our cash flow hedges were $49,662,000 and $53,446,000 in the first six months of 2004 and 2003, respectively. Average sales prices have been adjusted to reflect effects of energy swaps and collars. Derivative instruments that are not designated as cash flow hedges for accounting purposes are recorded as other income or expense.

        The increase in oil and gas sales revenue in the first six months of 2004 compared to the first six months of 2003 was the result of increased price realizations for both oil and gas combined with higher sales volumes. The increase in our sales volumes was due primarily to acquisitions of producing properties made in the fourth quarter of 2003.

Oil and Gas Production Expense

        Oil and gas production expense increased in the first six months of June 30, 2004 compared to the corresponding 2003 period. The increase was attributable primarily to properties acquired in the fourth quarter of 2003. The components of oil and gas production expense were as follows:

	Six Months Ended June 30,
	2004	Per Mcfe	2003	Per Mcfe	% Change in cost
	(In Thousands Except Per Mcfe Amounts)
Direct operating expense	$82,159	1.03	54,914	0.76	50%
Workovers	11,107.14		957	0.01	1,061%
Product transportation	7,103.09		5,132	0.07	38%
Production and ad valorem taxes	13,651.17		9,709	0.14	41%

Total oil and gas production expense	$114,020	1.43	70,712	0.98	61%

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of expensed workovers, product transportation costs from the wellhead to the sales point and production and ad valorem taxes. Direct operating expenses were higher in the six months ended June 30, 2004 compared to the corresponding prior year period due to the acquisition of properties with higher lease operating expense than our base properties. Workovers included repairs on wells in Alaska and the Gulf Coast.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Six Months Ended June 30,
	2004	2003	% Change
	(In Thousands)
Overhead costs capitalized	$11,831	10,929	8%
General and administrative costs expensed	14,529	18,307	(21)%

Total overhead costs	$26,360	29,236	(10)%

        The decrease in total overhead costs and general and administrative expense in the first six months of 2004 resulted primarily from cost reduction measures in corporate areas.

Depreciation and Depletion

        Depreciation and depletion expense for the six months ended June 30, 2004 and 2003 was as follows:

	Six Months Ended June 30,
	2004	2003	% Change
	(In Thousands)
Depreciation and depletion expense	$163,102	99,502	64%

Depletion expense per MCFE	$2.03	1.36	49%

        The increases in depletion expense and in the per-unit depletion rate in the six months ended June 30, 2004 compared to the same period of 2003 were due primarily to downward revisions in estimated proved reserves in the fourth quarter of 2003.

Accretion of Asset Retirement Obligation

        Accretion expense of approximately $8.4 million and $6.3 million in the first six months of 2004 and 2003, respectively, was related to the accretion of Forest's asset retirement obligation pursuant to Statement of Financial Accounting Standards No. 143 (SFAS No. 143), adopted January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, in the first quarter of 2003 Forest recorded an increase to net property and equipment of approximately $102.3 million (net of tax), an asset retirement obligation liability of approximately $96.5 million (net of tax) and an after tax credit of approximately $5.9 million for the cumulative effect of the change in accounting principle.

Other Income and Expense

        Other income of $1.6 million reported in the second quarter of 2004 primarily consisted of Forest's share of the net income recorded by the Cook Inlet Pipeline Company, realized and unrealized gains on derivative instruments, and collection of accounts receivable previously written off and proceeds of a litigation settlement related to our former properties in Australia, offset partially by franchise tax expense. In the six months ended June 30, 2003, other expense of $6.7 million consisted primarily of a loss on early extinguishment of debt of approximately $4 million related to Forest's redemption in January 2003 of its remaining 10 1/2% Senior Subordinated Notes at 105.25% of par value, and Forest's share of the net loss recorded by the Cook Inlet Pipeline Company.

Interest Expense

        Interest expense of $26.0 million in the six months ended June 30, 2004 increased slightly compared to the same period of 2003. Higher average debt balances were partially offset by lower average interest rates on variable and fixed rate debt and by amortization of gains recognized on termination of interest rate swaps.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $868,000 in the six months ended June 30, 2004 compared to $414,000 in the comparable period of 2003.

        Deferred income tax expense was $27.9 million in the six months ended June 30, 2004 compared to $37.1 million in the comparable period of 2003. The decrease was attributable primarily to lower pre-tax profitability.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, Producers Marketing Inc. (ProMark), were sold to Cinergy Canada, Inc. (Cinergy) for $11.2 million CDN. As a result of Forest's fourth quarter 2003 decision to sell its gas marketing operations, ProMark's results of operations have been reported as discontinued operations in the consolidated statements of operations for all periods prior to March 1, 2004. The components of loss from discontinued operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Marketing revenue, net	$597	1,276
General and administrative expense	(280)	(758)
Interest expense	(2)	(1)
Other (expense) income	(166)	5
Depreciation	—	(704)
Current income tax expense	(2)	(12)
Deferred income tax expense	(722)	(1,170)

Loss from discontinued operations	$(575)	(1,364)

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

        Forest had a working capital surplus, exclusive of the after-tax effects of derivatives and abandonment liabilities, of approximately $28.5 million at June 30, 2004 compared to a deficit of approximately $11.8 million at December 31, 2003. The change was due primarily to an increase in cash on hand at the end of the quarter as a result of cash borrowed under our credit facility to be used to fund repayments of Wiser's bank debt.

        Cash Flow.    Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,
	2004	2003	% Change
	(In Thousands)
Net cash provided by operating activities	$243,195	162,847	49%
Net cash used by investing activities	$(314,629)	(168,351)	87%
Net cash provided by financing activities	$112,608	1,805	6,139%

        The increase in net cash provided by operating activities in the six months ended June 30, 2004 compared to the comparable period of 2003 was due primarily to higher realized oil and gas prices as well as increased production. The increase in cash used by investing activities in the six months ended June 30, 2004 was due primarily to the Wiser Acquisition on June 25, 2004, partially offset by slightly lower capital spending and the sale of the gas marketing operations of ProMark and other assets. Net cash provided by financing activities in the six months ended June 30, 2004 included net proceeds from the issuance of common stock of $117.1 million and $4.5 million in proceeds from the exercise of options and warrants, partially offset by net bank repayments of $6.5 million. The 2003 period included cash used for the repurchases of the 10 1/2% Senior Subordinated Notes of $69.4 million offset by net bank debt borrowings of $46.0 million and net proceeds from the issuance of common stock and the exercise of options and warrants of approximately $25.1 million.

        At June 30, 2004, net debt (long-term debt minus cash) increased $112 million to $1.03 billion compared to $918 million at December 31, 2003. The increase was primarily due to cash paid and debt assumed in the acquisition of Wiser, offset partially by cash flow in excess of capital expenditures for the quarter and proceeds from an equity offering in June 2004.

        Capital Expenditures.    Expenditures for property acquisition, exploration and development were as follows:

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Property acquisition costs:
Proved properties	$317,523	22,090
Undeveloped properties	46,046	—

	363,569	22,090
Exploration costs:
Direct costs	51,317	34,942
Overhead capitalized	6,095	6,449

	57,412	41,391
Development costs:
Direct costs	77,900	98,141
Overhead capitalized	5,736	4,480

	83,636	102,621

Total capital expenditures for property development, acquisition and exploration(1)	$504,617	166,102

(1)
Does not include estimated discounted asset retirement obligations of $21.9 million and $2.9 million related to assets placed in service during the six months ended June 30, 2004 and 2003, respectively.

        Forest's anticipated expenditures for exploration and development in 2004 are estimated to range from $310 million to $330 million. We intend to meet our 2004 capital expenditure financing requirements using cash flows generated by operations, sales of assets and, if necessary, borrowings under bank credit facilities. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we have increased cash flow or experience exploration success.

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

        Currently, the amount available under the credit facilities is governed by a borrowing base (Global Borrowing Base). Effective July 30, 2004, the Global Borrowing Base was set at $500 million, with $480 million allocated to the U.S. credit facility and $20 million allocated to the Canadian credit facility. Under the terms of the credit facility, the Global Borrowing Base will next be redetermined in the fourth quarter of 2004 and the amount of available borrowing could be adjusted at that time.

        At June 30, 2004, the unused borrowing amount under the Global Borrowing Base was approximately $158 million in addition to amounts outstanding. On July 31, 2004, our unused borrowing amount was approximately $179 million in addition to amounts outstanding.

        At June 30, 2004, there were outstanding borrowings of $316 million under Forest's U.S. credit facility at a weighted average interest rate of 2.59% and there were no borrowings under our Canadian credit facility. In addition to outstanding borrowings under Forest's credit facilities, there were outstanding borrowings of Wiser in the amount of $19 million under a U.S. credit facility and $17.4 million under a Canadian credit facility. On July 6, 2004 Wiser's U.S. and Canadian facilities were repaid using additional borrowings under Forest's U.S. credit facility and cash on hand. The Wiser credit facilities were terminated July 30, 2004. At July 31, 2004, there were outstanding borrowings of $314 million under Forest's U.S. credit facility at a weighted average interest rate of 2.77%, and there were no borrowings under the Canadian credit facility. At June 30, 2004, Forest had used the credit facilities for letters of credit in the amount of $5.9 million. At July 31, 2004, we had used the credit facilities for letters of credit in the amount of $6.3 million.

        Credit Ratings.    Our bank credit facilities and our senior notes are separately rated by two ratings agencies: Moody's and S&P. In addition, Moody's and S&P have assigned Forest a general corporate credit rating. On May 28, 2004, S&P announced that it lowered the corporate and senior unsecured debt rating on Forest to BB- from BB. S&P also lowered its senior secured bank loan rating on our credit facility to BB from BB+. S&P's ratings outlook is stable. On June 2, 2004, Moody's announced that it lowered Forest's senior implied rating to Ba3 from Ba2, but confirmed our Ba3 senior unsecured note rating with a negative outlook. Moody's also lowered its rating on our credit facility from Ba1 to Ba2.

        Our bank credit facilities include conditions that are linked to our credit rating. The fees and interest rates on our commitments and loans, as well as our collateral obligations, are affected by our credit ratings. If the ratings on our bank credit facilities or our senior notes are changed by either rating agency, the primary effect on us will be a change in the cost of our debt. Our ability to raise funds and the costs of such financing activities may be affected by our credit rating at the time any such activities are conducted.

        Common Stock Offering.    In June 2004, we issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

        Debt Offering.    In July 2004, we issued $125 million principal amount of 8% Senior Notes due 2011 at 107.75% of par for proceeds of $133.3 million (net of related offering costs). The net proceeds were used to reduce outstanding borrowings under our U.S. credit facility.

        Note Redemptions.    On July 30, 2004, we redeemed, at 101.583% of par value, $125 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 that were issued by Wiser. The note redemption was funded using borrowings under our U.S. credit facility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars and other financial instruments. With the exception of certain derivative instruments acquired in the Wiser Acquisition, all of our commodity swaps and collar agreements and a portion of our basis swaps in place at June 30, 2004 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 52% and 55% of our consolidated production, on an equivalent basis, during the six months ended June 30, 2004 and 2003, respectively.

        In a typical commodity swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index when the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Third Quarter 2004	157.3	$5.19	13,850	$28.30
Fourth Quarter 2004	117.5	$5.24	9,850	$29.60
First Quarter 2005	100.0	$5.04	6,500	$30.93
Second Quarter 2005	100.0	$5.04	6,500	$30.93
Third Quarter 2005	100.0	$5.04	6,500	$30.93
Fourth Quarter 2005	100.0	$5.04	6,500	$30.93
First Quarter 2006	30.0	$5.47	4,000	$31.58

        Between July 1, 2004 and August 5, 2004, we did not enter into any swaps accounted for as cash flow hedges.

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

        Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of June 30, 2004, the Company had entered into the following natural gas collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor MMBTU Price per	Average Ceiling Price per MMBTU
Third Quarter 2004	10.0	$5.50	$6.25
Fourth Quarter 2004	16.6	$5.30	$6.76
First Quarter 2005	20.0	$5.25	$6.89

        Between July 1, 2004 and August 5, 2004, we did not enter into any collars accounted for as cash flow hedges.

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

        As of June 30, 2004, Forest had entered into the following 3-way natural gas collars accounted for as cash flow hedges:

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

        Between July 1, 2004 and August 5, 2004, we did not enter into any 3-way collars accounted for as cash flow hedges.

        We also use basis swaps in connection with natural gas swaps, in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of June 30, 2004, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 29.0 BBTUs per day for the remainder of 2004. Between July 1, 2004 and August 5, 2004, we did not enter into any basis swaps designated as cash flow hedges.

        The fair value of our cash flow hedges based on the futures prices quoted on June 30, 2004 was a loss of approximately $100,918,000 ($62,569,000 after tax) which was recorded as a component of other comprehensive income.

        As of June 30, 2004, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 91.7 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005. Between July 1, 2004 and August 5, 2004 we did not enter into any additional basis swaps not designated as cash flow hedges.

        Forest has the following swap agreements as a result of the Wiser Acquisition. These swap agreements were not designated as cash flow hedges by Wiser but were designated as cash flow hedges by Forest on July 15, 2004.

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Third Quarter 2004	10.0	$4.85	2,000	$28.23
Fourth Quarter 2004	10.0	$4.85	1,000	$29.60

        Forest also has the following collar agreements as a result of the Wiser Acquisition. These collar agreements cannot be designated as cash flow hedges by Forest under generally accepted accounting principles because the collars had unrealized losses at the date of the Wiser Acquisition.

	Natural Gas			Oil (NYMEX WTI)
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
Third Quarter 2004	15.0	$4.35	$5.48	—	—	—
Fourth Quarter 2004	5.0	$5.50	$7.40	—	—	—
First Quarter 2005	5.0	$5.50	$8.00	1,000	$32.00	$35.30

        In addition, we have call derivative instruments as a result of the Wiser Acquisition. Call derivative instruments require Forest to pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, we do not pay or receive any settlement amount. Calls are speculative arrangements and are not cash flow hedges under generally accepted accounting principles. We have the following oil calls as a result of the Wiser Acquisition.

	Oil (NYMEX WTI)
	Barrels Per Day	Average Hedged Price Per Barrel
Third Quarter 2004	1,000	$31.25
Fourth Quarter 2004	1,000	$33.00

        The Company is exposed to risks associated with swap, collar and call agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the agreements.

        The fair value of our derivative instruments not designated as cash flow hedges based on the futures prices quoted on June 30, 2004 was a loss of approximately $7.5 million.

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations at June 30, 2004:

	2005	2007	2008	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate(1)	$352,354		—	—	—	352,354	352,354
Average interest rate	2.80%		—	—	—	2.80%
Long-term debt:
Fixed rate(2)	$—	125,000	265,000	160,000	150,000	700,000	731,825
Coupon interest rate	—	9.50%	8.00%	8.00%	7.75%	7.93%
Effective interest rate(3)	—	9.50%	6.56%	7.48%	7.91%	7.81%

(1)
Includes debt of $36 million assumed in the Wiser Acquisition with an average interest rate of 4.55% at June 30, 2004, which was repaid in July 2004 using funds from our U.S. credit facility. The average interest rate without this debt would have been 2.59%.

(2)
Includes $125 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 issued by Wiser, which were redeemed in July 2004.

(3)
The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011 and the 7 3/4% Senior Notes due 2014 will be reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps.

Item 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        H. Craig Clark, our Chief Executive Officer, and David H. Keyte, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2004. Based on the evaluation, they believe that:

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

  Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Part II—Other Information

Item 1. Legal Proceedings.

        Environmental Matters.    In April 2004 the environmental proceeding commenced by the U.S. Coast Guard concerning the King Salmon platform in the Cook Inlet in Alaska, in which Forest owns a non-operating interest, was resolved. The operator of the platform entered into a consent order under which it agreed to pay a civil penalty of $137,500. As a joint working interest owner in the platform, Forest is responsible for 46.8 percent of the penalty. The parties have not resolved any separate action that the State of Alaska Department of Environmental Conservation might initiate.

Item 4. Submission Of Matters To A Vote Of Security Holders.

        On May 13, 2004, Forest held its Annual Meeting of Shareholders (Annual Meeting) in Denver, Colorado. A total of 50,371,025 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of two proposals set forth in Forest's Proxy Statement dated April 12, 2004. The two proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

Proposal No. 1—Election of three (3) Class I directors.

	Shares Voted for	Shares Withheld
Cortlandt S. Dietler	49,445,532	925,493
Dod A. Fraser	49,382,804	988,221
Patrick R. McDonald	49,387,225	983,800

        In addition to the three Class I directors noted above, the other directors of Forest whose terms did not expire at the 2004 Annual Meeting include: William L. Britton, H. Craig Clark, Forrest E. Hoglund and James H. Lee.

Proposal No. 2—Ratification of the appointment of KPMG as independent accountants.

Shares Voted for	Shares Against	Abstentions
50,102,812	212,959	55,254

        There were no broker non-votes.

Item 6. Exhibits And Reports On Form 8-K

  (a)
  Exhibits.

  4.1*
  Registration Rights Agreement dated July 14, 2004 among Forest Oil Corporation and the initial purchasers named therein

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

  (b)
  Reports on Form 8-K.

        The Company filed the following current reports on Form 8-K during the second quarter ending June 30, 2004.

Date of Report	Item Reported	Financial Statements Filed
May 6, 2004	Items 7, 9 and 12*	None
May 24, 2004	Items 7 and 9*	None
May 24, 2004	Items 7 and 9*	None
May 24, 2004	Items 5 and 7*	None
May 27, 2004	Items 7 and 9*	None
May 27, 2004	Items 5 and 7	None
June 2, 2004	Item 5	None
June 2, 2004	Items 5 and 7	None
June 3, 2004	Item 5	None

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

FOREST OIL CORPORATION (Registrant)
August 9, 2004	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.1	Registration Rights Agreement dated July 14, 2004 among Forest Oil Corporation and the initial purchasers named therein
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350