Form 10-Q
period 2004-09-30
FOREST OIL CORP
filed 2004-11-09
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q September 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of October 31, 2004 there were 59,295,659 shares of common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,573	11,509
Accounts receivable	153,568	158,954
Derivative instruments	2,371	4,130
Current deferred tax asset	55,398	23,302
Other current assets	24,944	17,465

Total current assets	261,854	215,360
Net property and equipment	2,760,284	2,433,966
Assets held for sale related to discontinued operations	—	8,589
Goodwill	63,978	—
Other assets	34,226	25,633

	$3,120,342	2,683,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,713	192,001
Accrued interest	17,838	3,869
Derivative instruments	127,706	49,838
Asset retirement obligation	20,911	23,243
Other current liabilities	6,863	4,158

Total current liabilities	317,031	273,109
Long-term debt	1,009,353	929,971
Asset retirement obligation	212,368	188,189
Derivative instruments	42,141	9,696
Other liabilities	30,425	24,062
Deferred income taxes	162,012	72,723
Shareholders' equity:
Common stock	6,123	5,563
Capital surplus	1,431,143	1,302,340
Accumulated earnings (deficit)	22,439	(56,495)
Accumulated other comprehensive loss	(57,346)	(9,740)
Treasury stock, at cost	(55,347)	(55,870)

Total shareholders' equity	1,347,012	1,185,798

	$3,120,342	2,683,548

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$157,424	108,220	$412,639	322,048
Oil, condensate and natural gas liquids	87,569	52,719	234,079	160,666

Total oil and gas sales	244,993	160,939	646,718	482,714
Processing income, net	400	390	1,406	932

Total revenue	245,393	161,329	648,124	483,646
Operating expenses:
Oil and gas production	65,043	40,180	179,063	110,892
General and administrative	7,975	11,118	22,504	29,425
Depreciation and depletion	94,583	53,303	257,685	152,805
Accretion of asset retirement obligation	4,472	3,456	12,900	9,723
Impairment of oil and gas properties	—	—	1,690	135

Total operating expenses	172,073	108,057	473,842	302,980

Earnings from operations	73,320	53,272	174,282	180,666
Other income and expense:
Other (income) expense, net	990	(170)	(350)	6,367
Unrealized loss (gain) on derivative instruments	3,584	(33)	3,367	94
Interest expense	16,604	11,529	42,635	36,979

Total other income and expense	21,178	11,326	45,652	43,440

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	52,142	41,946	128,630	137,226
Income tax expense (benefit):
Current	461	(144)	1,329	270
Deferred	19,906	15,770	47,759	52,843

	20,367	15,626	49,088	53,113

Earnings from continuing operations	31,775	26,320	79,542	84,113
Gain (loss) from discontinued operations (net of tax)	—	20	(575)	(1,344)
Cumulative effect of change in accounting principle for recording asset retirement obligation (net of tax)	—	—	—	5,854

Net earnings	$31,775	26,340	78,967	88,623

Weighted average number of common shares outstanding:
Basic	59,019	48,244	56,058	48,098

Diluted	60,157	49,071	57,126	48,958

Basic earnings per common share:
Earnings from continuing operations	$0.54	0.55	1.42	1.75
Loss from discontinued operations (net of tax)	—	—	(.01)	(.03)
Cumulative effect of change in accounting principle (net of tax)	—	—	—	0.12

Net earnings per common share	$0.54	0.55	1.41	1.84

Diluted earnings per common share:
Earnings from continuing operations	$0.53	0.54	1.39	1.72
Loss from discontinued operations (net of tax)	—	—	(.01)	(.03)
Cumulative effect of change in accounting principle (net of tax)	—	—	—	0.12

Net earnings per common share	$0.53	0.54	1.38	1.81

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net earnings before cumulative effect of change in accounting principle	$78,967	$82,769
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and depletion	257,685	153,874
Accretion of asset retirement obligation	12,900	9,723
Impairment of oil and gas properties	1,690	135
Amortization of deferred hedge gain	(3,692)	(3,321)
Amortization of deferred debt costs	1,838	1,691
Unrealized loss on derivative instruments, net	3,367	94
Deferred income tax expense	48,481	54,004
Loss on extinguishment of debt	—	3,975
Loss (earnings) in equity method investee	(1,386)	1,775
Other, net	(2)	986
Decrease (increase) in accounts receivable	29,629	(26,292)
Increase in other current assets	(4,676)	(11,851)
Decrease in accounts payable	(82,210)	(1,625)
Increase (decrease) in accrued interest and other current liabilities	21,030	(1,913)

Net cash provided by operating activities	363,621	264,024
Cash flows from investing activities:
Acquisition of subsidiary	(169,821)	—
Capital expenditures for property and equipment:
Exploration, development and other acquisition costs	(235,259)	(287,006)
Other fixed assets	(1,938)	(1,589)
Proceeds from sales of assets	17,676	12,059
Proceeds from sale of goodwill and contract value	8,493	—
Increase in other assets, net	(5,693)	(901)

Net cash used by investing activities	(386,542)	(277,437)
Cash flows from financing activities:
Proceeds from bank borrowings	1,321,074	470,000
Repayments of bank borrowings	(1,409,000)	(420,000)
Issuance of 8% senior notes, net of issuance costs	133,313	—
Redemption of 9 1/2% senior notes	(126,971)	—
Repurchases of 10 1/2% senior subordinated notes	—	(69,441)
Proceeds of common stock offering, net of offering costs	117,143	20,968
Proceeds from the exercise of options and warrants	11,666	6,211
Deferred compensation	98	—
Purchase of treasury stock	(15)	—
Settlements of acquired derivative instruments	(5,582)	—
Decrease in other liabilities, net	(3,307)	(1,705)

Net cash provided by financing activities	38,419	6,033
Effect of exchange rate changes on cash	(1,434)	(398)

Net increase (decrease) in cash and cash equivalents	14,064	(7,778)
Cash and cash equivalents at beginning of period	11,509	13,166

Cash and cash equivalents at end of period	$25,573	5,388

Cash paid during the period for:
Interest	$34,792	31,588
Income taxes	$3,067	1,660

See accompanying notes to condensed consolidated financial statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(1) BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein are unaudited. The consolidated financial statements include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, Forest or the Company). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate and natural gas liquids) and natural gas and other factors.

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

        The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations and the amount of future capital costs used in such calculations. Assumptions, judgments and estimates are also required in determining future abandonment obligations, impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments.

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

(2) ACQUISITIONS

        In June 2004, Forest completed its acquisition of the common stock of The Wiser Oil Company (Wiser) with oil and gas assets located in the Company's Canadian, Western U.S. and Gulf Coast business units (the Wiser Acquisition). The acquisition also included working capital and certain other financial assets and liabilities of Wiser. The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on the fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Forest since the date of acquisition.

        The allocation of the purchase price is preliminary because certain items such as the determination of the final tax basis and the fair value of certain assets and liabilities as of the acquisition date have not been finalized. As of September 30, 2004, the cash consideration paid for Wiser was allocated as follows:

(In Thousands)
Current assets	$25,969
Proved properties	301,210
Other plant and equipment assets	2,450
Undeveloped leasehold costs	45,803
Goodwill	63,243
Current liabilities	(35,858)
Derivative liability—short-term	(8,028)
Long-term debt	(163,325)
Asset retirement obligation	(7,997)
Other liabilities	(3,061)
Deferred taxes	(50,585)

Net cash consideration	$169,821

        Goodwill of $63,978,000 ($63,243,000 before effects of foreign currency exchange) has been recognized to the extent that cost exceeded the fair value of net assets acquired. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill are as follows:

•
addition of significant estimated proved reserves, producing assets and undeveloped acreage in Forest's core areas; and

•
opportunities for cost savings through administrative and operational synergies.

        The following unaudited pro forma consolidated statements of operations information assumes that the Wiser Acquisition occurred as of January 1 of each year. These pro forma results of operations are not necessarily indicative of the results of operations that would have actually been attained if the transaction had occurred as of these dates.

	Pro Forma
	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Total revenue	$234,957	711,354	712,001
Net earnings from continuing operations	$34,202	78,466	100,320
Net earnings	$34,222	77,891	104,830
Basic earnings per share	$0.59	1.39	1.80
Diluted earnings per share	$0.58	1.36	1.77

(3) GOODWILL

        The change in the carrying amount of goodwill for the three months ended September 30, 2004 is as follows:

	Gulf Coast	Western	Total U.S.	Canada	Total Company
	(In Thousands)
Balance at June 30, 2004	$16,102	35,472	51,574	12,783	64,357
Adjustments to purchase price	299	608	907	(2,021)	(1,114)
Impact of foreign currency exchange	—	—	—	735	735

Balance at September 30, 2004	$16,401	36,080	52,481	11,497	63,978

(4) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS

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

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004(1)	2003(2)	2004(3)	2003(4)
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations	$31,775	26,320	79,542	84,113

Weighted average common shares outstanding during the period	59,019	48,244	56,058	48,098
Add dilutive effects of stock options	370	178	324	199
Add dilutive effects of warrants	768	649	744	661

Weighted average common shares outstanding including the effects of dilutive securities	60,157	49,071	57,126	48,958

Basic earnings per share from continuing operations	$0.54	0.55	1.42	1.75

Diluted earnings per share from continuing operations	$0.53	0.54	1.39	1.72

(1)
For the three months ended September 30, 2004, options to purchase 1,228,400 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2006 to 2014.

(2)
For the three months ended September 30, 2003, options to purchase 2,822,300 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

(3)
For the nine months ended September 30, 2004, options to purchase 1,433,900 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2006 to 2014.

(4)
For the nine months ended September 30, 2003, options to purchase 2,822,300 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period. These options expire at various dates from 2003 to 2013.

Comprehensive Earnings:

        Comprehensive earnings is a term used to refer to net earnings plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in the Company's other comprehensive income for the three and nine months ended September 30, 2004 and 2003 are foreign currency gains (losses) related to the translation of the assets and liabilities of the Company's Canadian operations; unrealized gains related to the change in fair value of securities available for sale; and unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Net earnings	$31,775	26,340	78,967	88,623
Other comprehensive income (loss):
Foreign currency translation gain (loss)	20,348	(2,388)	12,979	35,544
Unrealized gain (loss) on derivative instruments, net	(34,806)	16,373	(62,239)	8,054
Unrealized gain on securities available for sale	773	699	1,654	1,480

Total comprehensive earnings	$18,090	41,024	31,361	133,701

(5) STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands Except Per Share Amounts)
Net earnings:
As reported	$31,775	26,340	78,967	88,623

Pro forma	$29,227	21,039	70,805	76,545

Basic earnings per share:
As reported	$0.54	0.55	1.41	1.84

Pro forma	$0.50	0.44	1.26	1.59

Diluted earnings per share:
As reported	$0.53	0.54	1.38	1.81

Pro forma	$0.49	0.43	1.24	1.56

(6) NET PROPERTY AND EQUIPMENT

        Components of net property and equipment are as follows:

	September 30, 2004	December 31, 2003
	(In Thousands)
Oil and gas properties	$5,340,279	4,748,477
Furniture and fixtures, computer hardware and software	35,724	32,640

	5,376,003	4,781,117
Less accumulated depreciation, depletion and valuation allowance	(2,615,719)	(2,347,151)

Net property and equipment	$2,760,284	2,433,966

(7) ASSET RETIREMENT OBLIGATIONS

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

        In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, effective in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. Forest has accounted for its asset retirement obligations in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 will have no effect on the Company's financial statements or its ceiling test computation.

        The following table summarizes the activity for the Company's asset retirement obligation for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(In Thousands)
Asset retirement obligation at beginning of period	$211,432	—
Liability recognized in transition	—	155,972
Accretion	12,900	9,723
Liabilities incurred	17,173	3,571
Liabilities assumed	7,997	—
Liabilities settled	(5,075)	(12,267)
Revisions in estimated liabilities	(11,682)	—
Impact of foreign currency exchange	534	947

Asset retirement obligation at end of period	233,279	157,946
Less: current asset retirement obligation at end of period	(20,911)	(15,264)

Long-term asset retirement obligation at end of period	$212,368	142,682

(8) PROMARK SALE

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

        As a result of the sale, ProMark's results of operations have been reported as discontinued operations in the accompanying financial statements. The components of assets held for sale related to discontinued operations at December 31, 2003 are as follows:

December 31, 2003
(In Thousands)
Goodwill	$17,680
Long-term gas marketing contracts	15,425

33,105
Less accumulated amortization and valuation allowance	(24,516)

Assets held for sale related to discontinued operations	$8,589

        The components of gain (loss) from discontinued operations for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(In Thousands)
Marketing revenue, net	$620	597	1,896
General and administrative expense	(849)	(280)	(1,607)
Interest expense	(59)	(2)	(60)
Other income (expense)	619	(166)	624
Depreciation	(365)	—	(1,069)
Current income tax benefit (expense)	45	(2)	33
Deferred income tax benefit (expense)	9	(722)	(1,161)

Gain (loss) from discontinued operations	$20	(575)	(1,344)

(9) LONG-TERM DEBT

        Components of long-term debt are as follows:

	September 30, 2004					December 31, 2003
	Principal	Unamortized Premium (Discount)	Other		Total	Principal		Unamortized Discount	Other		Total
	(In Thousands)
U.S. Credit Facility(1)	$271,000	—	—		271,000	291,000		—	—		291,000
Canadian Credit Facility(1)	—	—	—		—	1,542		—	—		1,542
Bank debt assumed in acquisition	—	—	—		—	30,000	(2)	—	—		30,000
8% Senior Notes Due 2008	265,000	(365)	8,531	(4)	273,166	265,000		(439)	10,258	(4)	274,819
8% Senior Notes Due 2011(3)	285,000	9,365	6,041	(4)	300,406	160,000		—	6,671	(4)	166,671
7 3/4% Senior Notes Due 2014	150,000	(2,288)	17,069	(4)	164,781	150,000		(2,467)	18,406	(4)	165,939
		—				—		—	—		—

	$971,000	6,712	31,641		1,009,353	897,542		(2,906)	35,335		929,971

(1)
In September 2004, Forest entered into amended and restated credit facilities totaling $600,000,000, consisting of a $550,000,000 United States credit facility and a $50,000,000 Canadian credit facility. The credit facilities mature in September 2009. Subject to the agreement of Forest and the applicable lenders, the size of the credit facilities may be increased by $200,000,000 in the aggregate.

(2)
Repaid in January 2004 with borrowings under the Company's U.S. credit facility.

(3)
In July 2004, Forest issued $125,000,000 principal amount of 8% Senior Notes due 2011 at 107.75% of par for proceeds of $133,313,000 (net of related offering costs). Net proceeds from this offering were used to reduce the balance outstanding under Forest's U.S. credit facility.

(4)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the note issues.

(10) EMPLOYEE BENEFITS

      The following table sets forth the components of the net periodic cost of the Company's defined benefit pension plans and postretirement benefits in the United States for the three and nine months ended September 30, 2004 and 2003 (In Thousands):

			Postretirement Benefits
							Postretirement Benefits
	Pension Benefits				Pension Benefits
			Three Months Ended September 30,
	Three Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$—	—	158	133	—	—	474	399
Interest cost	431	454	138	131	1,293	1,362	414	393
Expected return on plan assets	(381)	(341)	—	—	(1,143)	(1,023)	—	—
Recognized actuarial loss	173	182	12	—	519	546	36	—

Total net periodic cost	$223	295	308	264	669	885	924	792

(11) FINANCIAL INSTRUMENTS

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

Interest Rate Swaps:

        In prior years, the Company entered into interest rate swaps as fair value hedges of fixed rate debt. The swaps were intended to exchange the fixed interest rates on the notes for variable rates over the terms of the notes. The Company terminated these interest rate swaps. The aggregate gains were deferred and added to the carrying value of the related debt, and are being amortized as a reduction of interest expense over the remaining terms of the notes. During the three months ended September 30, 2004 and 2003, the Company recognized reductions of interest expense of $1,239,550 and $1,119,000, respectively, related to the terminated interest rate swaps. During the nine months ended September 30, 2004 and 2003, the reductions of interest expense were $3,692,530 and $3,321,000, respectively.

Commodity Swaps, Collars and Basis Swaps:

        Forest periodically hedges a portion of its oil and gas production through swap, basis swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        Substantially all of the Company's commodity swaps and collar agreements and a portion of its basis swaps in place at September 30, 2004 have been designated as cash flow hedges. In addition, the Company has basis swaps that are not designated as cash flow hedges and also had certain collar agreements that could not be designated as cash flow hedges under generally accepted accounting principles because these collars had unrealized losses at the date they were obtained by Forest in the Wiser Acquisition.

        At September 30, 2004, the Company had a derivative asset of $2,409,000 (of which $2,371,000 was classified as current), a derivative liability of $169,847,000 (of which $127,706,000 was classified as current), a deferred tax asset of $63,506,000 (of which $47,507,000 was classified as current) and accumulated other comprehensive loss of $155,926,000 ($96,674,000 net of tax).

        The gains (losses) under these agreements recognized in the Company's statements of operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In Thousands)
Derivatives designated as cash flow hedges	$(30,447)	(12,268)	(80,109)	(65,713)
Derivatives not designated as cash flow hedges:
Realized gains (losses)	(675)	11	310	49
Unrealized gains (losses)	(3,584)	33	(3,367)	(94)

Total loss	$(34,706)	(12,224)	(83,166)	(65,758)

        In a typical swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon, published third-party index if the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements the Company effectively fixes the price that it will receive in the future for the hedged production. Forest's current swaps are settled in cash on a monthly basis. As of September 30, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Fourth Quarter 2004	127.5	$5.21	10,850	$29.60
First Quarter 2005	100.0	$5.04	6,500	$30.93
Second Quarter 2005	100.0	$5.04	6,500	$30.93
Third Quarter 2005	100.0	$5.04	6,500	$30.93
Fourth Quarter 2005	100.0	$5.04	6,500	$30.93
First Quarter 2006	30.0	$5.47	4,000	$31.58
Second Quarter 2006	30.0	$5.47	4,000	$31.58
Third Quarter 2006	30.0	$5.47	4,000	$31.58
Fourth Quarter 2006	30.0	$5.47	4,000	$31.58

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

        By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of September 30, 2004, the Company had entered into the following natural gas collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Fourth Quarter 2004	23.3	$5.71	$7.20
First Quarter 2005	30.0	$5.75	$7.36

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

        As of September 30, 2004, Forest had entered into the following three-way gas and oil collars accounted for as cash flow hedges:

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

        The Company also uses basis swaps in connection with natural gas swaps in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. At September 30, 2004 there were basis swaps designated as cash flow hedges in place with weighted average volumes of 15.9 BBTUs per day for the remainder of 2004. At September 30, 2004 there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 89.3 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005.

        Forest also obtained the following collar agreements in the Wiser Acquisition. These collar agreements could not be designated as cash flow hedges by Forest under generally accepted accounting principles because the collars had unrealized losses at the date of the Wiser Acquisition.

	Natural Gas			Oil (NYMEX WTI)
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
Fourth Quarter 2004	5.0	$5.50	$7.40	—	—	—
First Quarter 2005	5.0	$5.50	$8.00	1,000	$32.00	$35.30

        In addition, Forest obtained call derivative instruments in the Wiser Acquisition. Call derivative instruments require the Company to pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, the Company does not pay or receive any settlement amount. Calls are speculative arrangements and are not cash flow hedges under generally accepted accounting principles. The Company obtained the following oil calls in the Wiser Acquisition.

	Oil (NYMEX WTI)
	Barrels Per Day	Average Hedged Price per BBL
Fourth Quarter 2004	1,000	$33.00

        The Company is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

(12) COMMON STOCK OFFERING

        In June 2004, Forest issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

(13) BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At September 30, 2004, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western United States, Alaska, Canada and International). On March 1, 2004, the assets and business operations of the Company's gas marketing subsidiary, ProMark, were sold to Cinergy, as discussed in Note 8. Accordingly, in conjunction with the Company's fourth quarter 2003 decision to sell the gas marketing business of ProMark, ProMark's results of operations have been reported as discontinued operations and the segment reporting for 2003 has been restated to exclude the marketing activities of ProMark. The Company's remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and geographical location of each. The segment data presented below was prepared on the same basis as the consolidated financial statements.

Three Months Ended September 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$148,533	48,221	12,371	209,125	35,868	—	244,993
Expenses:
Oil and gas production	32,379	14,115	10,687	57,181	7,862	—	65,043
General and administrative	2,157	920	770	3,847	1,128	—	4,975
Depletion	57,014	9,792	12,341	79,147	14,422	—	93,569
Accretion of asset retirement obligation	3,534	303	373	4,210	262	—	4,472
Impairment of oil and gas properties	—	—	—	—	—	—	—

Earnings (loss) from operations	$53,449	23,091	(11,800)	64,740	12,194	—	76,934

Capital expenditures:
Acquisitions	$19,193	(72)	11	19,132	(579)	—	18,553
Exploration costs	8,923	983	605	10,511	6,027	1,375	17,913
Development costs	11,632	14,383	3,547	29,562	5,630	—	35,192

Total capital expenditures(1)	$39,748	15,294	4,163	59,205	11,078	1,375	71,658

Property and equipment, net	$1,296,060	584,907	385,509	2,266,476	428,071	57,589	2,752,136

Goodwill(2)	$16,401	36,080	—	52,481	11,497	—	63,978

(1)
Does not include estimated discounted asset retirement obligations of $(8.4) million related to assets placed in service during the three months ended September 30, 2004.

(2)
Represents a preliminary allocation of goodwill to business units.

        Information for reportable segments relates to the Company's September 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$76,934
Processing income, net	400
Corporate general and administrative expense	(3,000)
Administrative asset depreciation	(1,014)
Other expense, net	(990)
Unrealized loss on derivative instruments	(3,584)
Interest expense	(16,604)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$52,142

Nine Months Ended September 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$409,975	117,410	46,399	573,784	72,934	—	646,718
Expenses:
Oil and gas production	95,425	32,677	36,329	164,431	14,632	—	179,063
General and administrative	6,006	1,865	2,548	10,419	2,612	—	13,031
Depletion	157,183	23,633	43,567	224,383	30,551	—	254,934
Accretion of asset retirement obligation	10,400	893	1,098	12,391	509	—	12,900
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690

Earnings (loss) from operations	$140,961	58,342	(37,143)	162,160	24,630	(1,690)	185,100

Capital expenditures:
Acquisitions	$108,265	164,634	11	272,910	109,212	—	382,122
Exploration costs	53,746	2,823	1,987	58,556	12,869	3,900	75,325
Development costs	66,031	33,310	7,050	106,391	12,437	—	118,828

Total capital expenditures(1)	$228,042	200,767	9,048	437,857	134,518	3,900	576,275

Property and equipment, net	$1,296,060	584,907	385,509	2,266,476	428,071	57,589	2,752,136

Goodwill(2)	$16,401	36,080	—	52,481	11,497	—	63,978

(1)
Does not include estimated discounted asset retirement obligations of $13.5 million related to assets placed in service during the nine months ended September 30, 2004.

(2)
Represents a preliminary allocation of goodwill to business units.

        Information for reportable segments relates to the Company's September 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$185,100
Processing income, net	1,406
Corporate general and administrative expense	(9,473)
Administrative asset depreciation	(2,751)
Other income, net	350
Unrealized loss on derivative instruments	(3,367)
Interest expense	(42,635)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$128,630

Three Months Ended September 30, 2003

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$96,509	25,275	22,216	144,000	16,939	—	160,939
Expenses:
Oil and gas production	19,624	5,748	10,530	35,902	4,278	—	40,180
General and administrative	3,040	859	1,090	4,989	838	—	5,827
Depletion	33,720	4,274	6,683	44,677	7,467	—	52,144
Accretion of asset retirement obligation	2,485	235	602	3,322	134	—	3,456
Impairment of oil and gas properties	—	—	—	—	—	—	—

Earnings from operations	$37,640	14,159	3,311	55,110	4,222	—	59,332

Capital expenditures:
Acquisitions	$1,410	34,870	—	36,280	—	22	36,302
Exploration costs	20,470	571	967	22,008	12,691	1,991	36,690
Development costs	26,975	5,551	11,010	43,536	4,376	—	47,912

Total capital expenditures(1)	$48,855	40,992	11,977	101,824	17,067	2,013	120,904

Property and equipment, net	$943,181	283,002	424,758	1,650,941	290,384	71,756	2,013,081

(1)
Does not include estimated discounted asset retirement obligations of $0.7 million related to assets placed in service during the three months ended September 30, 2003.

        Information for reportable segments relates to the Company's September 30, 2003 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$59,332
Processing income, net	390
Corporate general and administrative expense	(5,291)
Administrative asset depreciation	(1,159)
Other income, net	170
Unrealized gain on derivative instruments	33
Interest expense	(11,529)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$41,946

Nine Months Ended September 30, 2003

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	Int'l	Total Company
	(In Thousands)
Revenue	$298,581	76,438	58,653	433,672	49,042	—	482,714
Expenses:
Oil and gas production	51,865	17,369	31,185	100,419	10,473	—	110,892
General and administrative	8,517	2,305	3,800	14,622	3,505	—	18,127
Depletion	96,618	12,697	20,252	129,567	20,473	—	150,040
Accretion of asset retirement obligation	6,984	675	1,674	9,333	390	—	9,723
Impairment of oil and gas properties	—	—	—	—	—	135	135

Earnings from operations	$134,597	43,392	1,742	179,731	14,201	(135)	193,797

Capital expenditures:
Acquisitions	19,880	38,490	—	58,370	—	22	58,392
Exploration costs	41,642	1,806	3,372	46,820	27,133	4,127	78,080
Development costs	72,999	19,064	49,104	141,167	9,367	—	150,534

Total capital expenditures(1)	$134,521	59,360	52,476	246,357	36,500	4,149	287,006

Property and equipment, net	$943,181	283,002	424,758	1,650,941	290,384	71,756	2,013,081

(1)
Does not include estimated discounted asset retirement obligations of $3.6 million related to assets placed in service during the nine months ended September 30, 2003.

        Information for reportable segments relates to the Company's September 30, 2003 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$193,797
Processing income, net	932
Corporate general and administrative expense	(11,298)
Administrative asset depreciation	(2,765)
Other expense, net	(6,367)
Unrealized loss on derivative instruments	(94)
Interest expense	(36,979)

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	$137,226

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

Third Quarter 2004 Overview

        Highlights of the third quarter of 2004 included better production performance of approximately 46.5 BCFE or 506 MMCFE, an increase of 26% compared to the third quarter of 2003 and 13% compared to the second quarter of 2004. This higher production level was achieved despite the impact of Hurricane Ivan, which decreased third quarter 2004 production 13 MMCFE/d.

        Net earnings for the third quarter of 2004 of $32 million increased 21% compared to $26 million in the third quarter of 2003 due to increased production, higher per-unit netbacks and reduced general and administrative expense, offset partially by higher depletion expense. Total netbacks (oil and gas sales revenue less production expense) of approximately $180 million ($3.87 per MCFE) for the third quarter of 2004 were approximately $59 million greater than those reported in the third quarter of 2003. General and administrative expense in the third quarter of 2004 was approximately $8 million, a 28% decrease compared to the third quarter of 2003.

Results of Operations for the Three Months Ended September 30, 2004

Oil and Gas Sales

        Sales volumes, weighted average sales prices and oil and gas sales revenue for the third quarter of 2004 and 2003 were as follows:

	Three Months Ended September 30
	2004	2003	% Change
Natural Gas
Sales volumes (MMCF):
United States	25,094	20,677
Canada	4,888	3,382

Total	29,982	24,059	25%
Sales price received (per MCF)	$5.57	4.76
Effects of energy swaps and collars (per MCF)(1)	(0.32)	(0.26)

Average sales price (per MCF)	$5.25	4.50	17%
Liquids
Oil and condensate:
Sales volumes (MBBLS)	2,463	1,923
Sales price received (per BBL)	$40.70	28.58
Effects of energy swaps and collars (per BBL)(1)	(8.51)	(3.14)

Average sales price (per BBL)	$32.19	25.44
Natural gas liquids:
Sales volumes (MBBLS)	295	206
Average sales price (per BBL)	$28.10	18.47
Total liquids sales volumes (MBBLS):
United States	2,328	1,887
Canada	430	242

Total	2,758	2,129	30%
Average sales price (per BBL)	$31.75	24.76	28%
Total Sales Volumes (MMCFE)
United States	39,062	31,999
Canada	7,468	4,834

Total	46,530	36,833	26%
Average sales price (per MCFE)(1)	$5.27	4.37	21%
Total Oil and Gas Sales (in thousands)
Natural gas	$157,424	108,220
Oil, condensate and natural gas liquids	87,569	52,719

Total	$244,993	160,939	52%

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 19,987 MMCF and 11,040 MMCF in the third quarter of 2004 and 2003, respectively. Hedged oil volumes were 1,550,200 barrels and 966,000 barrels in the third quarter of 2004 and 2003, respectively. These arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the effective portion of the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net losses related to our cash flow hedges were $30,447,000 and $12,268,000 in the third quarter of 2004 and 2003, respectively. Average sales prices have been adjusted to reflect effects of energy swaps and collars. Derivative instruments that are not designated as cash flow hedges for accounting purposes are recorded as other income or expense.

        The increase in oil and gas sales revenue in the third quarter of 2004 compared to the third quarter of 2003 was the result of improved price realizations for both oil and gas combined with higher sales volumes. The increase in our sales volumes was due primarily to acquisitions of producing properties made in the fourth quarter of 2003 and second quarter of 2004.

Oil and Gas Production Expense

        Oil and gas production expense increased in the quarter ended September 30, 2004 compared to the corresponding 2003 period. The increase was attributable primarily to the acquisition of Wiser. The components of oil and gas production expense were as follows:

	Three Months Ended September 30,
	2004	Per MCFE	2003	Per MCFE	% Change in cost
	(In Thousands Except Per MCFE Amounts)
Direct operating expense	$50,390	1.08	30,748.83		64%
Workovers	3,646.08		2,128.06		71%
Product transportation	3,093.07		2,389.06		29%
Production and ad valorem taxes	7,914.17		4,915.14		61%

Total oil and gas production expense	$65,043	1.40	40,180	1.09	62%

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of expensed workovers, product transportation costs from the wellhead to the sales point and production and ad valorem taxes. Direct operating expenses were higher in the three months ended September 30, 2004 than in the corresponding prior year period due to the acquisition of properties with higher lease operating expense than our base properties. Workover expense increased due to exploitation activity in the newly acquired fields.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended September 30,
	2004	2003	% Change
	(In Thousands)
Overhead costs capitalized	$5,491	7,135	(23%)
General and administrative expense	7,975	11,118	(28%)

Total overhead costs	$13,466	18,253	(26%)

        The significant decrease in total overhead costs and general and administrative expense in the third quarter of 2004 resulted primarily from cost reduction measures in corporate areas. On a per-unit basis, general and administrative expense decreased by 43% to $.17 per MCFE compared to $.30 per MCFE in the corresponding period of 2003.

Depreciation and Depletion

        Depreciation and depletion expense for the three months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,
	2004	2003	% Change
	(In Thousands)
Depreciation and depletion expense	$94,583	53,303	77%

Depletion expense per MCFE	$2.01	1.42	42%

        The increases in depletion expense and in the per-unit depletion rate in the three months ended September 30, 2004 compared to the same period of 2003 were due primarily to downward revisions in estimated proved reserves in the fourth quarter of 2003 and increased production.

Accretion of Asset Retirement Obligation

        Accretion expense of approximately $4.5 million and $3.5 million in the third quarter of 2004 and 2003, respectively, was related to the accretion of Forest's asset retirement obligation pursuant to Statement of Financial Accounting Standards No. 143 (SFAS No. 143), adopted January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, in the first quarter of 2003 Forest recorded an increase to net property and equipment of approximately $102.3 million (net of tax), an asset retirement obligation liability of approximately $96.5 million (net of tax) and an after tax credit of approximately $5.9 million for the cumulative effect of the change in accounting principle.

Other Income and Expense

        Other expense was $990,000 in the third quarter of 2004 and consisted primarily of realized losses on derivative instruments. In the three months ended September 30, 2003 other income was $170,000 primarily consisting of collection of funds under a bankruptcy claim that was written off in a prior year.

Unrealized Loss (Gain) on Derivative Instruments

        Forest recorded a loss of $3.6 million in the third quarter of 2004 and a gain of $33,000 in the third quarter of 2003 related to the unrealized effects of ineffective basis swaps, collar agreements and call instruments. The more significant impacts in the 2004 period related primarily to the effect of certain collar agreements obtained by Forest in the Wiser Acquisition that could not be designated as cash flow hedges under generally accepted accounting principles because these collars had unrealized losses at the date of the acquisition.

Interest Expense

        Interest expense of $16.6 million in the three months ended September 30, 2004 increased compared to the same period of 2003 due to higher average debt balances.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $461,000 in the three months ended September 30, 2004 compared to a current income tax benefit of $144,000 in the comparable period of 2003. The benefit in 2003 resulted from a decrease in the accrued alternative minimum tax for the year.

        Deferred income tax expense was $19.9 million in the three months ended September 30, 2004 compared to $15.8 million in the comparable period of 2003. The increase was primarily attributable to higher pre-tax profitability.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, Producers Marketing Ltd. (ProMark), were sold to Cinergy Canada, Inc. (Cinergy) for $11.2 million CDN. As a result of Forest's fourth quarter 2003 decision to sell its gas marketing operations, ProMark's results of operations have been reported as discontinued operations in the consolidated statements of operations for all periods prior to March 1, 2004. The components of loss from discontinued operations for the three months ended September 30, 2003 are as follows:

Three Months Ended September 30, 2003
(In Thousands)
Marketing revenue, net	$620
General and administrative expense	(849)
Interest expense	(59)
Other income	619
Depreciation	(365)
Current income tax benefit	45
Deferred income tax benefit	9

Gain from discontinued operations	$20

Results of Operations for the Nine Months Ended September 30, 2004

        Net earnings for the first nine months of 2004 were approximately $79 million compared to net earnings of approximately $89 million in the first nine months of 2003. The decrease in earnings was due primarily to increases in depreciation and depletion expense caused by downward revisions in estimated proved reserves in the fourth quarter of 2003 and increased oil and gas production expense primarily attributable to the acquisition of Wiser, offset partially by increased production, higher per-unit netbacks and reduced general and administrative expense.

Oil and Gas Sales

        Sales volumes, weighted average sales prices and oil and gas sales revenue for the first nine months of 2004 and 2003 were as follows:

	Nine Months Ended September 30,
	2004	2003	% Change
Natural Gas
Sales volumes (MMCF):
United States	68,343	60,663
Canada	11,285	9,235

Total	79,628	69,898	14%
Sales price received (per MCF)	$5.58	5.24
Effects of energy swaps and collars (per MCF)(1)	(0.40)	(0.63)

Average sales price (per MCF)	$5.18	4.61	12%
Liquids
Oil and condensate:
Sales volumes (MBBLS)	7,038	5,792
Sales price received (per BBL)	$37.40	29.20
Effects of energy swaps and collars (per BBL)(1)	(6.80)	(3.77)

Average sales price (per BBL)	$30.60	25.43
Natural gas liquids:
Sales volumes (MBBLS)	723	672
Average sales price (per BBL)	$25.92	19.92
Total liquids sales volumes (MBBLS):
United States	6,869	5,694
Canada	892	770

Total	7,761	6,464	20%
Average sales price (per BBL)	$30.16	24.86	21%
Total Sales Volumes (MMCFE)
United States	109,557	94,827
Canada	16,637	13,855

Total	126,194	108,682	16%
Average sales price (per MCFE)(1)	$5.12	4.44	15%
Total Oil and Gas Sales (in thousands)
Natural gas	$412,639	322,048
Oil, condensate and natural gas liquids	234,079	160,666

Total	$646,718	482,714	34%

(1)
Commodity swaps and collars were transacted to hedge the price of spot market volumes against price fluctuations. Hedged natural gas volumes were 50,892 MMCF and 35,900 MMCF in the first nine months of 2004 and 2003, respectively. Hedged oil volumes were 3,979,900 barrels and 3,409,500 barrels in the first nine months of 2004 and 2003, respectively. These arrangements have been designated as cash flow hedges for accounting purposes and, as a result, the effective portion of the net gains and losses were accounted for as increases and decreases of oil and gas sales. The aggregate net losses related to our cash flow hedges were $80,109,000 and $65,713,000 in the first nine months of 2004 and 2003, respectively. Average sales prices have been adjusted to reflect effects of energy swaps and collars. Derivative instruments that are not designated as cash flow hedges for accounting purposes are recorded as other income or expense.

        The increase in oil and gas sales revenue in the first nine months of 2004 compared to the first nine months of 2003 was the result of increased price realizations for both oil and gas combined with higher sales volumes. The increase in our sales volumes was due primarily to acquisitions of producing properties made in the fourth quarter of 2003 and in the second quarter of 2004.

Oil and Gas Production Expense

        Oil and gas production expense increased in the first nine months of September 30, 2004 compared to the corresponding 2003 period. The increase was attributable primarily to the acquisition of Wiser. The components of oil and gas production expense were as follows:

	Nine Months Ended September 30,
	2004	Per MCFE	2003	Per MCFE	% Change in cost
	(In Thousands Except Per MCFE Amounts)
Direct operating expense	$132,549	1.05	85,662.79		55%
Workovers	14,753.12		3,085.03		378%
Product transportation	10,196.08		7,521.07		36%
Production and ad valorem taxes	21,565.17		14,624.13		47%

Total oil and gas production expense	$179,063	1.42	110,892	1.02	61%

        Oil and gas production expense includes direct costs incurred to operate and maintain wells and related equipment and facilities, costs of expensed workovers, product transportation costs from the wellhead to the sales point and production and ad valorem taxes. Direct operating expenses were higher in the nine months ended September 30, 2004 compared to the corresponding prior year period due to the acquisition of properties with higher lease operating expense than our base properties. Workovers included activity on newly-acquired fields as well as repairs on wells in Alaska and the Gulf Coast.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Nine Months Ended September 30,
	2004	2003	% Change
	(In Thousands)
Overhead costs capitalized	$17,322	18,064	(4%	)
General and administrative expense	22,504	29,425	(24%	)

Total overhead costs	$39,826	47,489	(16%	)

        The decrease in total overhead costs and general and administrative expense in the first nine months of 2004 resulted primarily from cost reduction measures in corporate areas.

Depreciation and Depletion

        Depreciation and depletion expense for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended September 30,
	2004	2003	% Change
	(In Thousands)
Depreciation and depletion expense	$257,685	$152,805	69%

Depletion expense per MCFE	$2.02	$1.38	46%

        The increases in depletion expense and in the per-unit depletion rate in the nine months ended September 30, 2004 compared to the same period of 2003 were due primarily to downward revisions in estimated proved reserves in the fourth quarter of 2003 and increased production.

Accretion of Asset Retirement Obligation

        Accretion expense of approximately $12.9 million and $9.7 million in the first nine months of 2004 and 2003, respectively, was related to the accretion of Forest's asset retirement obligation pursuant to Statement of Financial Accounting Standards No. 143 (SFAS No. 143), adopted January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Using a cumulative effect approach, in the first quarter of 2003 Forest recorded an increase to net property and equipment of approximately $102.3 million (net of tax), an asset retirement obligation liability of approximately $96.5 million (net of tax) and an after tax credit of approximately $5.9 million for the cumulative effect of the change in accounting principle.

Other Income and Expense

        Other income in the nine months ended September 30, 2004 was $350,000. In the nine months ended September 30, 2003, other expense of $6.4 million consisted primarily of a loss on early extinguishment of debt of approximately $4 million related to Forest's redemption in January 2003 of its remaining 10 1/2% Senior Subordinated Notes at 105.25% of par value, and Forest's share of the net loss recorded by the Cook Inlet Pipeline Company.

Unrealized Loss (Gain) on Derivative Instruments

        Forest recorded a loss of $3.4 million in the nine months ended September 30, 2004 and $94,000 in the nine months ended 2003 related to the unrealized gains and losses in connection with the ineffective portions of our basis swaps, collar agreements and call instruments.

Interest Expense

        Interest expense of $43 million in the nine months ended September 30, 2004 increased compared to the same period of 2003 due to higher average debt balances. Higher average debt balances were partially offset by lower average interest rates on variable and fixed rate debt and by amortization of gains recognized on termination of interest rate swaps.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $1.3 million in the nine months ended September 30, 2004 compared to $270,000 in the comparable period of 2003.

        Deferred income tax expense was $48 million in the nine months ended September 30, 2004 compared to $53 million in the comparable period of 2003. The decrease was attributable primarily to lower pre-tax profitability.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, Producers Marketing Ltd. (ProMark), were sold to Cinergy Canada, Inc. (Cinergy) for $11.2 million CDN. As a result of Forest's fourth quarter 2003 decision to sell its gas marketing operations, ProMark's results of operations have been reported as discontinued operations in the consolidated statements of operations for all periods prior to March 1, 2004. The components of loss from discontinued operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Marketing revenue, net	$597	1,896
General and administrative expense	(280)	(1,607)
Interest expense	(2)	(60)
Other income (expense)	(166)	624
Depreciation	—	(1,069)
Current income tax benefit (expense)	(2)	33
Deferred income tax expense	(722)	(1,161)

Loss from discontinued operations	$(575)	(1,344)

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

Working Capital

        Working capital is the amount by which current assets exceed current liabilities. Forest had a working capital surplus, exclusive of the after-tax effects of derivatives and abandonment liabilities, of approximately $43.6 million at September 30, 2004 compared to a deficit of approximately $11.8 million at December 31, 2003. The change was due primarily to an increase in cash on hand at the end of the quarter and a decrease in accounts payable partially offset by a decrease in accounts receivable. The decrease in accounts payable was caused by reduced exploration and development costs.

Cash Flow

        Historically, one of our primary sources of capital has been net cash provided by operating activities. Net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,
	2004	2003	% Change
	(In Thousands)
Net cash provided by operating activities	$363,621	264,024	38%
Net cash used by investing activities	(386,542)	(277,437)	39%
Net cash provided by financing activities	38,419	6,033	537%

        The increase in net cash provided by operating activities in the nine months ended September 30, 2004 compared to the comparable period of 2003 was due primarily to higher realized oil and gas prices as well as increased production. The increase in cash used by investing activities in the nine months ended September 30, 2004 was due primarily to the Wiser Acquisition on June 25, 2004, partially offset by slightly lower capital spending and the sale of the gas marketing operations of ProMark and other assets. Net cash provided by financing activities in the nine months ended September 30, 2004 included net proceeds from the issuance of our 8% senior notes of $133.3 million, net proceeds from the issuance of common stock of $117.1 million and proceeds of $11.7 million from the exercise of options and warrants, partially offset by $127.0 million for the redemption of the 9 1/2% senior notes and net bank repayments of $88 million. The 2003 period included cash used for the repurchases of the 10 1/2% Senior Subordinated Notes of $69.4 million offset by net bank debt borrowings of $50 million and net proceeds from the issuance of common stock and the exercise of options and warrants of approximately $27.2 million.

Capital Expenditures

        Expenditures for property acquisition, exploration and development were as follows:

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Property acquisition costs:
Proved properties	$328,119	56,692
Undeveloped properties	54,003	1,700

	382,122	58,392
Exploration costs:
Direct costs	66,254	67,823
Overhead capitalized	9,071	10,257

	75,325	78,080
Development costs:
Direct costs	110,577	142,727
Overhead capitalized	8,251	7,807

	118,828	150,534

Total capital expenditures for property development, acquisition and exploration(1)	$576,275	287,006

(1)
Does not include estimated discounted asset retirement obligations of $13.5 million and $3.6 million related to assets placed in service during the nine months ended September 30, 2004 and 2003, respectively.

        Forest's anticipated expenditures for exploration and development in 2004 are estimated to range from $260 million to $280 million. We intend to meet our 2004 capital expenditure financing requirements using cash flows generated by operations, sales of assets and, if necessary, borrowings under bank credit facilities. There can be no assurance, however, that we will have access to sufficient capital to meet these capital requirements. The planned levels of capital expenditures could be reduced if we experience lower than anticipated net cash provided by operations or develop other needs for liquidity, or could be increased if we have increased cash flow or experience exploration success.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

Bank Credit Facilities

        On September 28, 2004, Forest entered into amended and restated credit facilities totaling $600,000,000, consisting of a $550,000,000 United States credit facility through a syndicate of banks led by JPMorgan Chase and a $50,000,000 Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, Toronto Branch. The credit facilities mature in September 2009. Subject to the agreement of Forest and the applicable lenders, the size of the credit facilities may be increased by $200,000,000 in the aggregate.

        Availability under the credit facilities will be based either on certain financial covenants included in the credit facilities or the loan value assigned to Forest's oil and gas properties. If Forest's corporate credit rating by Moody's is "Ba1" or higher and "BB+" or higher by S&P, the credit facilities will be governed by certain financial covenants. Alternatively, if Forest's corporate credit rating is "Ba2" or lower by Moody's or "BB" or lower by S&P, availability under the credit facilities will be governed by a borrowing base (Global Borrowing Base). Currently, availability under the credit facilities is governed by the Global Borrowing Base, which currently is set at $500,000,000, with $480,000,000 allocated to the United States credit facility and $20,000,000 allocated to the Canadian credit facility.

        The determination of the Global Borrowing Base is made by the lenders taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. This process involves reviewing Forest's estimated proved reserves and their valuation. While the Global Borrowing Base is in effect, it is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. A revision to Forest's reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Global Borrowing Base and availability under the credit facilities. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Global Borrowing Base, Forest would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

        At September 30, 2004, the unused borrowing amount under the Global Borrowing Base was approximately $222 million in addition to amounts outstanding. On October 31, 2004, our unused borrowing amount was approximately $268 million in addition to amounts outstanding.

        At September 30, 2004, there were outstanding borrowings of $271 million under the United States credit facility at a weighted average interest rate of 3.09% and there were no borrowings under the Canadian credit facility. At October 31, 2004, there were outstanding borrowings of $225 million under the United States credit facility at a weighted average interest rate of 3.21% and there were no borrowings under the Canadian credit facility. At September 30, 2004 and October 31, 2004, we had used the credit facilities for letters of credit in the amount of $6.4 million and $6.5 million, respectively.

        The credit facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and include a number of financial covenants. Availability, interest rates, security requirements and other terms of borrowing under the credit facilities will vary based on Forest's credit ratings and financial condition, as governed by certain financial tests. In particular, any time that availability is not governed by the Global Borrowing Base, the amount available and Forest's ability to borrow under the credit facilities is determined by certain financial covenants. Also, even when availability is governed by the Global Borrowing Base, certain financial covenants can still affect the amount available and Forest's ability to borrow amounts under the credit facilities.

        The credit facilities are collateralized by a portion of Forest's assets. Forest is required to mortgage, and grant a security interest in 75% of the present value of the proved oil and gas properties of the Company and its subsidiaries. This 75% must also be equal to a multiple of the portion of the Global Borrowing Base allocated to the United States and Canada, respectively. Forest has also pledged the stock of several subsidiaries to the lenders to secure the credit facilities. Under certain circumstances, Forest could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings by Moody's and S&P meet pre-established levels, the collateral requirements would not apply and, at Forest's request, the banks would release their liens and security interests on Forest's properties.

Credit Ratings

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

        Our bank credit facilities include conditions that are linked to our credit rating. The fees and interest rates on our commitments and loans, as well as our collateral obligations, are affected by our credit ratings. If the ratings on our senior notes are changed by either rating agency, the primary effect on us will be a change in the cost of our debt. Our ability to raise funds and the costs of such financing activities may be affected by our credit rating at the time any such activities are conducted.

Common Stock Offering

        In June 2004, we issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

Debt Offering

        In July 2004, we issued $125 million principal amount of 8% Senior Notes due 2011 at 107.75% of par for proceeds of $133.3 million (net of related offering costs). The net proceeds were used to reduce outstanding borrowings under our U.S. credit facility.

Note Redemptions

        In July 2004, we redeemed, at 101.583% of par value, $125 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 that were issued by Wiser. The note redemption was funded using borrowings under our U.S. credit facility.

Impact of Recently Issued Accounting Pronouncements

        In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, effective in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. Forest has accounted for its asset retirement obligations in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 will have no effect on the Company's financial statements or its ceiling test computation.

Forward-Looking Statements

        Certain information included in this quarterly report on Form 10-Q and other materials that we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements that we make include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, financial condition and the oil and gas industry. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.

        These forward-looking statements appear in a number of places and include statements with respect to, among other things, estimates of our oil and gas reserves; estimates of our future natural gas and liquids production, including estimates of any increases in oil and gas production; planned capital expenditures and availability of capital resources to fund capital expenditures; cash flow; our outlook on oil and gas prices; drilling activities and drilling locations; acquisition and development activities and the funding thereof; hedging activities and the results thereof; liquidity; operating costs; operating margins; political and regulatory developments; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.

        We caution you that these forward-looking statements are not guarantees of future performance and are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. In particular, the risk factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, plans, or assumptions expressed in, forecasted in, or implied in such forward-looking statement. Among the factors that could cause actual results to differ materially are:

  •
  commodity price volatility,
  •
  inflation,
  •
  lack of availability of goods and services,
  •
  environmental risks,
  •
  drilling and other operating risks,
  •
  regulatory changes,
  •
  the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production,
  •
  timing of development expenditures, and
  •
  interest rates.

        The financial results of our foreign operations are also subject to currency exchange rate risks.

        Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

        All forward-looking statements, expressed or implied, included in this Form 10-Q and attributable to Forest are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Forest or persons acting on its behalf may issue. Forest does not undertake to update any forward-looking statements to reflect events or circumstances after the date of filing this Form 10-Q with the Securities and Exchange Commission, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in prices, we enter into long-term contracts for a portion of our production and use a hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars and other financial instruments. All of our commodity swaps and collar agreements and a portion of its basis swaps in place at September 30, 2004 have been designated as cash flow hedges. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. We periodically assess the estimated portion of our anticipated production that is subject to hedging arrangements, and we adjust this percentage based on our assessment of market conditions and the availability of hedging arrangements that meet our criteria. Hedging arrangements covered 59% and 52% of our consolidated production, on an equivalent basis, during the nine months ended September 30, 2004 and 2003, respectively.

        In a typical commodity swap agreement, Forest receives the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index when the index price is lower. If the index price is higher, Forest pays the difference. By entering into swap agreements we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of November 3, 2004, Forest had entered into the following swaps accounted for as cash flow hedges:

	Natural Gas		Oil (NYMEX WTI)
	BBTUs Per Day	Average Hedged Price Per MMBTU	Barrels Per Day	Average Hedged Price Per BBL
Fourth Quarter 2004	127.5	$5.21	10,850	$29.60
First Quarter 2005	100.0	$5.04	7,500	$33.47
Second Quarter 2005	100.0	$5.04	7,500	$33.47
Third Quarter 2005	100.0	$5.04	6,500	$30.93
Fourth Quarter 2005	100.0	$5.04	6,500	$30.93
First Quarter 2006	30.0	$5.47	4,000	$31.58
Second Quarter 2006	30.0	$5.47	4,000	$31.58
Third Quarter 2006	30.0	$5.47	4,000	$31.58
Fourth Quarter 2006	30.0	$5.47	4,000	$31.58

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price.

        Collars are also settled in cash, either on a monthly basis or at the end of their terms. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production. As of November 3, 2004, the Company had entered into the following natural gas collars accounted for as cash flow hedges:

	Natural Gas
	BBTUs per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU
Fourth Quarter 2004	30.0	$6.17	$7.60
First Quarter 2005	40.0	$6.25	$7.77
Second Quarter 2005	10.0	$6.35	$7.27
Third Quarter 2005	10.0	$6.35	$7.27
Fourth Quarter 2005	3.4	$6.35	$7.27
	Oil (NYMEX WTI)
	Barrels Per Day	Average Floor Price Per BBL	Average Ceiling Price per BBl
First Quarter 2005	2,500	$43.80	$50.57
Second Quarter 2005	2,500	$43.80	$50.57
Third Quarter 2005	1,000	$42.00	$47.30
Fourth Quarter 2005	1,000	$42.00	$47.30
First Quarter 2006	1,000	$42.00	$47.30
Second Quarter 2006	1,000	$42.00	$47.30
Third Quarter 2006	1,000	$42.00	$47.30
Fourth Quarter 2006	1,000	$42.00	$47.30

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

        As of November 3, 2004, Forest had entered into the following three-way natural gas collars accounted for as cash flow hedges:

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

        We also use basis swaps in connection with natural gas swaps, in order to fix the differential price between the NYMEX price and the index price at which the hedged gas is sold. As of September 30, 2004, Forest had entered into basis swaps designated as cash flow hedges with weighted average volumes of 15.9 BBTUs per day for the remainder of 2004. Between October 1, 2004 and November 3, 2004, we did not enter into any basis swaps designated as cash flow hedges.

        The fair value of our cash flow hedges based on the futures prices quoted on September 30, 2004 was a loss of approximately $163 million ($100.9 million after tax) which was recorded as a component of other comprehensive income.

        As of September 30, 2004, Forest had entered into basis swaps that were not designated as cash flow hedges with weighted average volumes of 89.3 BBTUs per day for the remainder of 2004 and weighted average volumes of 72.5 BBTUs per day for 2005. Between October 1, 2004 and November 3, 2004, we did not enter into any additional basis swaps not designated as cash flow hedges.

        Forest also obtained the following collar agreements in the Wiser Acquisition. These collar agreements could not be designated as cash flow hedges by Forest under generally accepted accounting principles because the collars had unrealized losses at the date of the Wiser Acquisition.

	Natural Gas			Oil (NYMEX WTI)
	BBTUs Per Day	Average Floor Price per MMBTU	Average Ceiling Price per MMBTU	Barrels Per Day	Average Floor Price per BBL	Average Ceiling Price per BBL
Fourth Quarter 2004	5.0	$5.50	$7.40	—	—	—
First Quarter 2005	5.0	$5.50	$8.00	1,000	$32.00	$35.30

        In addition, we obtained call derivative instruments in the Wiser Acquisition. Call derivative instruments require Forest to pay the difference between the actual market price and the call price only if the actual market price is above the call price. If the actual market price is equal to or below the call price, we do not pay or receive any settlement amount. Calls are speculative arrangements and are not cash flow hedges under generally accepted accounting principles. We obtained the following oil calls in the Wiser Acquisition.

	Oil (NYMEX WTI)
	Barrels Per Day	Average Hedged Price Per Barrel
Fourth Quarter 2004	1,000	$33.00

        The Company is exposed to risks associated with swap, collar and call agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the agreements.

        The fair value of our derivative instruments not designated as cash flow hedges based on the futures prices quoted on September 30, 2004 was a loss of approximately $4.3 million.

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations at September 30, 2004:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	271,000	—	—	271,000	271,000
Average interest rate	—	3.09%	—	—	3.09%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	775,863
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(1)	7.13%	—	7.71%	6.56%	7.24%

(1)
The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011 and the 7 3/4% Senior Notes due 2014 will be reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps.

Item 4. CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        H. Craig Clark, our Chief Executive Officer, and David H. Keyte, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2004. Based on the evaluation, they believe that:

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

  Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

    3.1*
    Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments Nos. 1, 2 and 3.

    10.1*
    Amended and Restated U.S. Credit Agreement dated as of September 28, 2004, by and between Forest Oil Corporation, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, and JPMorgan Chase Bank, as Global Administrative Agent.

    10.2*
    Amended and Restated Canadian Credit Agreement dated as of September 28, 2004, by and between Canadian Forest Oil, Ltd., and the subsidiary borrowers from time to time parties hereto, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, Bank of Montreal and The Toronto-Dominion Bank, as Co-Canadian Documentation Agents, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, as Global Administrative Agent.

    10.3*
    Form of Senior Vice President Severance Agreement.

    10.4*
    Form of Senior Vice President Severance Agreement.

    10.5*
    Form of Vice President Severance Agreement.

    10.6*
    Form of Restricted Stock Agreement.

    31.1*
    Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

    31.2*
    Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

    32.1+
    Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

    32.2+
    Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and not deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent registrant specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
November 9, 2004	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ JOAN C. SONNEN Joan C. Sonnen Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments Nos. 1, 2 and 3.
10.1
Amended and Restated U.S. Credit Agreement dated as of September 28, 2004, by and between Forest Oil Corporation, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, and JP Morgan.
10.2
Amended and Restated Canadian Credit Agreement dated as of September 28, 2004, by and between Canadian Forest Oil, Ltd., and the subsidiary borrowers from tim to time parties hereto, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, Bank of Montreal and The Toronto-Dominion Bank, as Co-Canadian Documentation Agents, JP Morgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JP Morgan Chase Bank, as Global Administrative Agent.
10.3	Form of Senior Vice President Severance Agreement.
10.4	Form of Senior Vice President Severance Agreement.
10.5	Form of Vice President Severance Agreement.
10.6	Form of Restricted Stock Agreement.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.