Form 10-Q
period 2005-03-31
FOREST OIL CORP
filed 2005-05-09
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13515

FOREST OIL CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	25-0484900 (I.R.S. Employer Identification No.)
1600 Broadway, Suite 2200, Denver, Colorado 80202 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (303) 812-1400

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

        As of April 30, 2005 there were 60,640,740 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2005

i

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,808	55,251
Accounts receivable	158,540	151,927
Current deferred tax asset	74,685	38,321
Other current assets	29,894	37,969

Total current assets	268,927	283,468
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,795,147 and $2,701,402	2,484,611	2,495,894
Unproved	222,930	213,870

Net oil and gas properties	2,707,541	2,709,764
Other property and equipment, net of accumulated depreciation and amortization of $29,683 and $28,797	11,128	11,354

Net property and equipment	2,718,669	2,721,118
Goodwill	67,546	68,560
Other assets	50,233	49,359

	$3,105,375	3,122,505

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$194,594	217,640
Derivative instruments	170,754	80,523
Asset retirement obligations	29,229	25,452

Total current liabilities	394,577	323,615
Long-term debt	774,423	888,819
Asset retirement obligations	190,067	184,724
Derivative instruments	43,741	20,890
Other liabilities	37,529	35,785
Deferred income taxes	197,387	196,525

Total liabilities	1,637,724	1,650,358
Shareholders' equity:
Preferred stock, none issued	—	—
Common stock, 62,529,534 and 61,595,024 shares issued and outstanding	6,253	6,159
Capital surplus	1,479,261	1,444,367
Retained earnings	104,843	66,007
Accumulated other comprehensive (loss) income	(71,757)	6,780
Treasury stock, at cost, 1,892,707 and 1,901,807 shares held	(50,949)	(51,166)

Total shareholders' equity	1,467,651	1,472,147

	$3,105,375	3,122,505

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$154,526	124,062
Oil, condensate and natural gas liquids	104,344	69,775

Total oil and gas sales	258,870	193,837
Processing income, net	1,421	416

Total revenue	260,291	194,253
Operating expenses:
Lease operating expenses	47,860	48,189
Production and property taxes	9,897	7,448
Transportation costs	5,172	3,692
General and administrative	10,756	6,360
Depreciation and depletion	96,276	79,628
Impairment of oil and gas properties	2,924	—
Accretion of asset retirement obligations	4,277	4,275

Total operating expenses	177,162	149,592

Earnings from operations	83,129	44,661
Other income and expense:
Interest expense	14,499	12,947
Unrealized loss on derivative instruments	6,580	1,031
Other expense (income), net	1,933	(1,455)

Total other income and expense	23,012	12,523

Earnings before income taxes and discontinued operations	60,117	32,138
Income tax expense:
Current	1,557	711
Deferred	19,689	11,790

Total income tax expense	21,246	12,501

Earnings from continuing operations	38,871	19,637
Loss from discontinued operations, net of tax	—	(575)

Net earnings	$38,871	19,062

Basic earnings per common share:
Earnings from continuing operations	$.65	.37
Loss from discontinued operations, net of tax	—	(.01)

Net earnings per common share	$.65	.36

Diluted earnings per common share:
Earnings from continuing operations	$.63	.36
Loss from discontinued operations, net of tax	—	(.01)

Net earnings per common share	$.63	.35

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Operating activities:
Net earnings	$38,871	19,062
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	96,276	79,628
Impairment of oil and gas properties	2,924	—
Accretion of asset retirement obligations	4,277	4,275
Unrealized loss on derivative instruments	6,580	1,031
Deferred income tax expense	19,689	12,511
Other, net	(1,134)	(827)
Changes in operating assets and liabilities:
Accounts receivable	(6,243)	39,110
Other current assets	(1,599)	(10,989)
Accounts payable and accrued expenses	(23,558)	(46,024)

Net cash provided by operating activities	136,083	97,777
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(96,603)	(59,417)
Other fixed assets	(693)	(639)
Proceeds from sales of assets	6,867	7,365
Sale of goodwill and contract value	—	8,493
Other, net	(6,217)	(1,002)

Net cash used by investing activities	(96,646)	(45,200)
Financing activities:
Proceeds from bank borrowings	363,953	241,490
Repayments of bank borrowings	(477,000)	(284,000)
Proceeds from the exercise of options and warrants	24,383	3,707
Other, net	1,079	(67)

Net cash used by financing activities	(87,585)	(38,870)
Effect of exchange rate changes on cash	(1,295)	(67)

Net (decrease) increase in cash and cash equivalents	(49,443)	13,640
Cash and cash equivalents at beginning of period	55,251	11,509

Cash and cash equivalents at end of period	$5,808	25,149

Cash paid during the period for:
Interest	$1,583	1,945
Income taxes	2,473	777

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

        In the course of preparing the Condensed Consolidated Financial Statements, management makes various assumptions, judgments, and estimates to determine the reported amount of assets, liabilities, revenue, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 financial statement presentation.

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's annual report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

(2)    ACQUISITIONS AND DIVESTITURES

Acquisitions

Recent Acquisition

        On April 1, 2005, Forest purchased a private company whose primary assets are located in the Buffalo Wallow Field in Texas and includes approximately 33,000 gross acres located primarily in Hemphill and Wheeler Counties, Texas. Forest paid $200 million in cash for the stock and assumed approximately $35 million of debt (net of working capital).

Acquisition of The Wiser Oil Company

        In June 2004, Forest completed its acquisition of the common stock of The Wiser Oil Company ("Wiser"), which held oil and gas assets located in the geographic areas of Forest's Gulf Coast, Western, and Canada business units ("the Wiser Acquisition").

        The following unaudited pro forma consolidated statements of operations information assumes that the Wiser Acquisition occurred as of January 1, 2004. The pro forma results of operations is not necessarily indicative of the results of operations that would have actually been attained if the transaction had occurred as of January 1, 2004.

Three Months Ended March 31, 2004
(In Thousands)
Total revenue	$222,651
Net earnings from continuing operations	18,288
Net earnings	17,713
Basic earnings per share	.30
Diluted earnings per share	.30

Divestitures

        On March 1, 2004, the assets and business operations of Forest's Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. ("Cinergy") for $11.2 million CDN. Under the terms of the purchase and sale agreement, Cinergy will market natural gas (not already subject to prior contractual commitments) on behalf of Forest's Canadian exploration and production subsidiary, Canadian Forest Oil Ltd., for five years. Cinergy will also administer the netback pool formerly administered by ProMark. Forest could receive additional contingent payments over the next five years if Cinergy meets certain earnings goals with respect to the acquired business.

        As a result of the sale, ProMark's results of operations have been reported as discontinued operations in the accompanying financial statements. The components of loss from discontinued operations for the three months ended March 31, 2004 are as follows:

Three Months Ended March 31, 2004
(In Thousands)
Marketing revenue, net	$597
General and administrative expense	(280)
Interest expense	(2)
Other expense	(166)
Current income tax expense	(2)
Deferred income tax expense	(722)

Loss from discontinued operations, net of tax	$(575)

(3)    EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings per Share

        Basic earnings per share is computed by dividing net earnings from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

        Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options, unvested restricted stock grants, and warrants.

        The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations	$38,871	19,637

Weighted average common shares outstanding during the period	60,209	53,684
Add dilutive effects of stock options and unvested restricted stock grants(1)	947	317
Add dilutive effects of warrants(2)	932	748

Weighted average common shares outstanding including the effects of dilutive securities	62,088	54,749

Basic earnings per share from continuing operations	$.65	.37

Diluted earnings per share from continuing operations	$.63	.36

(1)
For the three months ended March 31, 2005 and 2004, options to purchase 30,000 and 1,590,400 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during the period.

(2)
At March 31, 2005, Forest had outstanding 1,751,855 subscription warrants ("Subscription Warrants"). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscriptions Warrants were originally scheduled to expire on March 20, 2010 or earlier upon notice of expiration. On April 8, 2005, Forest gave notice that it was accelerating the expiration of the Subscription Warrants to May 9, 2005.

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations, changes in the unfunded pension liability, and unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Net earnings	$38,871	19,062
Other comprehensive loss:
Foreign currency translation losses	(2,879)	(3,042)
Unfunded pension liability, net of tax	(149)	6
Unrealized loss on derivative instruments, net of tax	(75,509)	(22,726)

Total comprehensive loss	$(39,666)	(6,700)

(4)    STOCK-BASED COMPENSATION

      Forest applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the common stock. Compensation cost is recognized over the vesting period of options granted at a price less than the fair market value of the common stock at the date of the grant. No compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a non-compensatory plan. Had compensation cost for Forest's stock option grants and stock purchase rights been determined using the fair value of the options at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Forest's pro forma net earnings and earnings per common share would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands Except Per Share Amounts)
Net earnings attributable to common stockholders, as reported	$38,871	$19,062
Add: Stock-based employee compensation included in reported net earnings, net of tax	132	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,284)	(2,656)

Pro forma net earnings	$37,719	$16,406

Earnings per share:
Basic earnings per common share:
As reported	$.65	$.36

Pro forma	$.63	$.31

Diluted earnings per common share:
As reported	$.63	$.35

Pro forma	$.61	$.30

(5)    LONG-TERM DEBT

      Components of long-term debt are as follows:

	March 31, 2005				December 31, 2004
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$39,000	—	—	39,000	152,000	—	—	152,000
Canadian Credit Facility	—	—	—	—	—	—	—	—
8% Senior Notes Due 2008	265,000	(317)	7,385	272,068	265,000	(341)	7,952	272,611
8% Senior Notes Due 2011	285,000	8,719	5,623	299,342	285,000	9,042	5,829	299,871
7 3/4% Senior Notes Due 2014	150,000	(2,169)	16,182	164,013	150,000	(2,228)	16,565	164,337

	$739,000	6,233	29,190	774,423	852,000	6,473	30,346	888,819

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the note issues.

(6)    PROPERTY AND EQUIPMENT

      Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. For the three months ended March 31, 2005 and 2004, Forest capitalized $6.2 million and $5.8 million, respectively, of general and administrative costs related to exploration and development activity. Costs associated with production and general corporate activities are expensed in the period incurred.

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

        Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus

(2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no such provisions for impairment of oil and gas properties in the periods presented, although our Canadian full cost pool, in particular, could be adversely impacted by moderate declines in commodity prices. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center.

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

(7)    ASSET RETIREMENT OBLIGATIONS

        Forest records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Forest's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(In Thousands)
Asset retirement obligations at beginning of period	$210,176	211,432
Accretion expense	4,277	4,275
Liabilities incurred	2,146	4,411
Liabilities settled	(1,462)	(1,013)
Revisions of estimated liabilities	4,240	2,412
Impact of foreign currency exchange rate	(81)	(86)

Asset retirement obligations at end of period	219,296	221,431
Less: current asset retirement obligations	(29,229)	(24,017)

Long-term asset retirement obligations	$190,067	197,414

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)    EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefits(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(In Thousands)
Service cost	$—	—	167	158
Interest cost	581	431	113	138
Expected return on plan assets	(586)	(381)	—	—
Recognized actuarial loss	188	173	—	12

Total net periodic expense	$183	223	280	308

(1)
Forest has recently concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). As a result of the Act's subsidy, Forest's projected benefit obligation was reduced by approximately $.5 million.

(9)    DERIVATIVE INSTRUMENTS

        Forest recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. Changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges and ineffective portions of hedges designated as cash flow hedges, changes in fair value are recognized in earnings as other income or expense. Unless otherwise noted, all of Forest's derivative instruments in place at March 31, 2005 have been designated as cash flow hedges.

Commodity Hedges

        Forest periodically hedges a portion of its oil and gas production through swap, basis swap, and collar agreements. The purpose of the hedges is to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

        The tables below set forth, as of March 31, 2005, the quantity of oil and gas hedged under commodity swaps and collars.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Second Quarter 2005	110.0	$5.18	9,500	$36.95
Third Quarter 2005	110.0	5.18	8,500	35.42
Fourth Quarter 2005	103.4	5.09	8,500	35.42
First Quarter 2006	50.0	6.02	4,000	31.58
Second Quarter 2006	50.0	6.02	4,000	31.58
Third Quarter 2006	50.0	6.02	4,000	31.58
Fourth Quarter 2006	50.0	6.02	4,000	31.58

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Second Quarter 2005	30.0	$6.45/7.39	2,500	$43.80/50.57
Third Quarter 2005	30.0	6.45/7.39	1,000	42.00/47.30
Fourth Quarter 2005	23.4	6.48/7.42	1,000	42.00/47.30
First Quarter 2006	—	—	1,000	42.00/47.30
Second Quarter 2006	—	—	1,000	42.00/47.30
Third Quarter 2006	—	—	1,000	42.00/47.30
Fourth Quarter 2006	—	—	1,000	42.00/47.30

	Three-way Collars
	Oil (NYMEX WTI)
	Barrels per Day	Weighted Average Hedged Lower Floor Price per Bbl	Weighted Average Hedged Upper Floor Price per Bbl	Weighted Average Hedged Ceiling Price per Bbl
Second Quarter 2005	1,500	$24.00	$28.00	$32.00
Third Quarter 2005	1,500	24.00	28.00	32.00
Fourth Quarter 2005	1,500	24.00	28.00	32.00

        In connection with the acquisition of a private company on April 1, 2005, as discussed in Note 2 to these Condensed Consolidated Financial Statements, Forest assumed various costless collar agreements. Together, these agreements cover 20.0 Bbtu of natural gas production per day with weighted average floor and ceiling prices of $5.13 and $6.86, respectively. The agreements expire at the end of December 2005.

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At

March 31, 2005, there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 40.0 Bbtu per day for the remainder of 2005.

        The table below sets forth realized and unrealized losses Forest incurred related to its hedging activities by the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)(3)	$20,809	19,451
Realized losses (gains) on derivatives not designated as cash flow hedges(2)(4)	532	(517)
Unrealized losses on derivatives not designated as cash flow hedges and ineffective portion of hedges designated as cash flow hedges(3)	6,580	1,031

Total loss recognized	$27,921	19,965

(1)
Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)
Included in other expense (income), net in the Condensed Consolidated Statements of Operations.

(3)
Included in net cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

(4)
Included in net cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

        At March 31, 2005, the net fair value of Forest's commodity derivative contracts was a net liability of $213.1 million. The net $213.1 million includes a derivative asset of $1.4 million (of which $.9 million was classified as current) and a derivative liability of $214.5 million (of which $170.8 million was classified as current). Based on the estimated fair values of the derivative contracts at March 31, 2005, Forest would reclassify net losses of $169.9 million into earnings related to the derivative contracts during the next 12 months; however, actual gains or losses recognized may differ materially. Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

Interest Rate Swaps

        In prior years, Forest entered into interest rate swaps designated as fair value hedges of fixed rate debt. The swaps were intended to exchange the fixed interest rates on the notes for variable rates over the terms of the notes. Forest terminated these interest rate swaps in 2002 and 2003. The aggregate gains of $40.7 million were deferred and added to the carrying value of the related debt, and are being amortized as a reduction of interest expense over the remaining terms of the notes. During the three months ended March 31, 2005 and 2004, Forest recognized a portion of the gains by reducing interest expense by $1.2 million in each period.

(10)    BUSINESS AND GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2005, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western, Alaska, Canada, and International). Forest's remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

Three Months Ended March 31, 2005

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$148,028	51,407	26,402	225,837	33,033	—	258,870
Expenses:
Lease operating expenses	20,062	8,351	14,225	42,638	5,222	—	47,860
Production and property taxes	3,562	4,596	563	8,721	1,176	—	9,897
Transportation costs	949	459	1,837	3,245	1,927	—	5,172
General and administrative	3,189	1,329	826	5,344	1,488	264	7,096
Depletion	59,313	9,519	11,957	80,789	14,656	—	95,445
Impairment of oil and gas properties	—	—	—	—	—	2,924	2,924
Accretion of asset retirement obligations	3,389	293	359	4,041	236	—	4,277

Earnings (loss) from operations	$57,564	26,860	(3,365)	81,059	8,328	(3,188)	86,199

Capital expenditures	$37,165	23,519	1,723	62,407	33,929	267	96,603

Net oil and gas properties	$1,262,369	611,243	376,154	2,249,766	404,212	53,563	2,707,541

Goodwill	$16,772	37,331	—	54,103	13,443	—	67,546

        Information for reportable segments relates to Forest's March 31, 2005 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$86,199
Processing income, net	1,421
Corporate general and administrative expense	(3,660)
Administrative asset depreciation	(831)
Interest expense	(14,499)
Unrealized loss on derivative instruments	(6,580)
Other expense, net	(1,933)

Earnings before income taxes and discontinued operations	$60,117

Three Months Ended March 31, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$124,220	35,212	16,959	176,391	17,446	—	193,837
Expenses:
Lease operating expenses	28,726	5,787	10,927	45,440	2,749	—	48,189
Production and property taxes	2,886	3,094	755	6,735	713	—	7,448
Transportation costs	950	160	2,535	3,645	47	—	3,692
General and administrative	1,647	361	849	2,857	810	—	3,667
Depletion	47,800	7,272	15,904	70,976	7,782	—	78,758
Accretion of asset retirement obligations	3,526	292	358	4,176	99	—	4,275

Earnings (loss) from operations	$38,685	18,246	(14,369)	42,562	5,246	—	47,808

Capital expenditures	$38,985	8,307	2,392	49,684	8,212	1,521	59,417

Net oil and gas properties	$1,225,322	410,378	404,307	2,040,007	301,184	57,525	2,398,716

        Information for reportable segments relates to Forest's March 31, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$47,808
Processing income, net	416
Corporate general and administrative expense	(2,693)
Administrative asset depreciation	(870)
Interest expense	(12,947)
Unrealized loss on derivative instruments	(1,031)
Other income, net	1,455

Earnings before income taxes and discontinued operations	$32,138

(11)    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may serve to reduce Forest's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

        We are required to adopt SFAS 123(R) in the first quarter of 2006. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R); the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123(R), and we expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

        Forest has an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to purchase annually Forest's common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on Forest's financial position, future results of operations, or liquidity. Historically, the ESPP compensatory amounts that would have been recorded under SFAS 123(R) have been nominal.

        On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, which expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. Forest will evaluate the requirements of SAB 107 in connection with Forest's future adoption of SFAS 123(R).

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

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included in Forest's 2004 Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, and—Critical Accounting Policies, Estimates, Judgments, and Assumptions." Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to "Forest," "we," "ours," "us," or like terms refer to Forest Oil Corporation and its subsidiaries.

First Quarter 2005 Overview

        Our reported earnings of $38.9 million for the first quarter of 2005, or $0.63 per diluted share, was 104% higher than net income of $19.1 million, or $0.35 per diluted share, for the same period in 2004. The quarter-over-quarter net income gains were primarily driven by the following factors:

  •
  Sales volumes increased 15% to 44.9 Bcfe in the first quarter of 2005 from 39.1 Bcfe in 2004.

  •
  Average realized prices increased 16% to $5.77 per Mcfe in 2005 from $4.96 per Mcfe in 2004.

  •
  Increased sales volumes and higher realized prices resulted in oil and natural gas revenues increasing 34% to $258.9 million in the first quarter of 2005 from $193.8 million in the corresponding period in 2004.

  •
  Lease operating expense declined 13% from $1.23 per Mcfe for the three months ended March 31, 2004 to $1.07 per Mcfe for the three months ended March 31, 2005.

        Other notable events occurring during the quarter include:

  •
  On February 28, 2005, we announced the planned acquisition of all of the stock of a private company whose primary assets are located in the Buffalo Wallow Field in Texas and include approximately 33,000 gross acres located primarily in Hemphill and Wheeler Counties, Texas. At the time the acquisition was announced, the Buffalo Wallow Field had estimated proved reserves of 120 Bcfe. The acquisition closed on April 1, 2005.

  •
  We reduced the principal amount of debt outstanding from $852 million at December 31, 2004 to $739 million at March 31, 2005 by using net cash flow from operations, proceeds from the exercise of stock options and warrants, and cash on hand at December 31, 2004.

Results of Operations

Oil and Gas Sales

        Sales volumes, oil and gas sales revenue, and average sales prices for the first quarter of 2005 and 2004 were as follows:

	March 31, 2005				March 31, 2004
	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	23,283	2,078	449	38,445	21,274	2,118	100	34,582
Canada	4,407	219	114	6,405	3,137	142	85	4,499

Total	27,690	2,297	563	44,850	24,411	2,260	185	39,081

Revenues (in thousands)(1):
United States	$133,077	80,850	11,910	225,837	113,351	60,103	2,937	176,391
Canada	21,449	7,961	3,623	33,033	10,711	4,556	2,179	17,446

Total	$154,526	88,811	15,533	258,870	124,062	64,659	5,116	193,837

Average sales price:
United States(1)	$5.72	38.91	26.53	5.87	5.33	28.38	29.37	5.10
Canada(1)	4.87	36.35	31.78	5.16	3.41	32.08	25.64	3.88
Total
Sales price received	$5.82	44.81	27.59	6.23	5.38	33.98	27.65	5.46
Hedging effects	(.24)	(6.15)	—	(.46)	(.30)	(5.37)	—	(.50)

Net sales price received	$5.58	38.66	27.59	5.77	5.08	28.61	27.65	4.96

(1)
Includes the effects of hedging. See Note 9 to the Condensed Consolidated Financial Statements for further details regarding hedging activities.

        The increase in oil and gas sales revenue in the first quarter of 2005 compared to the first quarter of 2004 was the result of increased price realizations for both oil and gas combined with higher sales volumes, which were due primarily to increased production resulting from the acquisition of Wiser in June 2004. The average sales prices for the periods presented include realized hedging losses of $20.8 million and $19.5 million for the three months ended March 31, 2005 and 2004, respectively.

Lease Operating Expenses

        Lease operating expenses ("LOE"), the primary component of oil and gas production expense, decreased to $47.9 million for the quarter ended March 31, 2005 from $48.2 million for the corresponding 2004 period. On a per-unit-of-production basis, LOE decreased 13% from $1.23 per Mcfe in the first quarter of 2004 to $1.07 per Mcfe in the first quarter of 2005. The 13% decrease in LOE on an equivalent Mcfe basis is primarily a result of cost control efforts as announced in the third quarter of 2004. The majority of the decrease was attributable to our Gulf Coast business unit, including the assumption as operator on several higher-cost previously outside operated properties.

Production and Property Taxes

        Production and property taxes increased by 33% or $2.4 million during the first quarter 2005 as compared to the prior year's first quarter. The increase of 33% is in line with the corresponding increase in oil and gas revenues. Forest pays production taxes on the value of its oil and natural gas physically sold. Excluding hedging losses (on which production taxes are not computed) of $20.8 million and $19.5 million for the three months ended March 31, 2005 and 2004, respectively, production and property taxes were 3.5% of oil and gas sales for each period.

Transportation Costs

        Transportation costs increased to $5.2 million in the three months ended March 31, 2005 from $3.7 million for the corresponding 2004 period as a result of increases in production as well as increases in commodity prices. Transportation costs on a per-Mcfe basis were $.12 per Mcfe and $.09 per Mcfe, for the quarters ended March 31, 2005 and 2004, respectively.

General and Administrative Expense; Overhead

        The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended March 31,
	2005	2004	% Change
	(In Thousands)
Total overhead costs	$16,978	12,209	39%
Overhead costs capitalized	6,222	5,849	6%

Total overhead costs expensed	$10,756	6,360	69%

        The increase in total overhead costs as well as overhead costs expensed was primarily related to an increase in salaries and related burdens caused by our hiring additional employees in conjunction with our corporate growth. Additionally, overhead costs capitalized as a percentage of our total overhead costs decreased from the first quarter of 2004 to the first quarter of 2005.

Depreciation and Depletion

        Depreciation and depletion expense for the three months ended March 31, 2005 was $96.3 million compared to $79.6 million for the same period in 2004. On an equivalent Mcfe basis, depreciation and depletion expense was $2.15 per Mcfe for the three months ended March 31, 2005 compared to $2.04 per Mcfe for the same period in the prior year. The increase of $.11 per Mcfe for the three months ended March 31, 2005 as compared to the corresponding period in the prior year was due to the full effect of marginal Canadian properties sold in the later part of the fourth quarter of 2004. The sales price received per Mcfe was less than the Canadian cost pool's depletion rate, resulting in an increase in the depletion rate on the remaining reserves.

Impairment of Oil and Gas Properties

        During the three months ended March 31, 2005, Forest recorded an impairment of $2.9 million related to certain international properties, principally related to its leaseholds in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalize our international assets to concentrate on fewer areas.

Interest Expense

        Interest expense increased by $1.6 million from $12.9 million for the three months ended March 31, 2004, to $14.5 million for the three months ended March 31, 2005. The $1.6 million increase was due primarily to higher average interest rates for the first quarter of 2005 compared to the same period in 2004; offset by lower average debt balances outstanding in the first quarter of 2005 compared to the first quarter of 2004. Interest expense on a per-Mcfe basis remained relatively consistent at $.32 per Mcfe and $.33 per Mcfe for the three months ended March 31, 2005 and 2004, respectively.

Unrealized Loss on Derivative Instruments

        Unrealized losses on derivative instruments of $6.6 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively, are a result of the recognition of ineffective portions of derivative instruments which qualify for cash flow hedge accounting, as well as the changes in fair value of derivative instruments that do not qualify for cash flow hedge accounting.

Current and Deferred Income Tax Expense

        Forest recorded current income tax expense of $1.6 million in the three months ended March 31, 2005 compared to $.7 million in the comparable period of 2004. The increase was due primarily to increased federal alternative minimum tax and state income taxes.

        Deferred income tax expense was $19.7 million in the three months ended March 31, 2005 compared to $11.8 million in the comparable period of 2004. The increase was attributable to higher U.S. earnings before income taxes and discontinued operations partially offset by a decreased effective income tax rate on our Canadian operations. The decrease in the Canadian effective income tax rate was due primarily to the reversal of valuation allowances on capital loss carryforwards.

Results of Discontinued Operations

        On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. for $11.2 million CDN. See Note 2 to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

        In 2005, as in 2004, we expect our cash flow from operations to provide our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available for acquisitions, debt repayment, or other corporate purposes.

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While price declines in 2005 would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to mitigate that risk. As of March 31, 2005, Forest had hedged approximately 56.8 Bcfe of its remaining 2005 production primarily to protect the economics of recent acquisitions of oil and gas properties. This level of hedging provides greater certainty of the cash flow we will receive for our 2005 production. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2005 and 2006 hedging contracts, see Note 9 to the Condensed Consolidated Financial Statements.

        Another source of liquidity is our $600 million revolving bank credit facilities, as explained below, under the caption "Bank Credit Facilities." We use the credit facilities to fund daily operating activities and acquisitions in the United States and Canada as needed.

        The public capital markets have been our principal source of permanent financing. We have issued debt and equity in both public and private offerings in the past, and we expect that these sources of capital should continue to be available to us in the future. Nevertheless, ready access to capital on reasonable terms are subject to many uncertainties, as explained in Forest's 2004 Annual Report on Form 10-K under the heading, "Managements Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

Bank Credit Facilities

        We have credit facilities totaling $600 million, consisting of a $550 million U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $50 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, Toronto Branch. The credit facilities mature in September 2009. Subject to the agreement of Forest and the applicable lenders, the size of the credit facilities may be increased by $200 million in the aggregate. The credit facilities are collateralized by a portion of Forest's assets.

        Currently, the amount available under the credit facilities is governed by a borrowing base (the "Global Borrowing Base"). The Global Borrowing Base is currently set at $500 million, with $480 allocated to the U.S. credit facility and $20 million allocated to the Canadian credit facility. At March 31, 2005, there were outstanding borrowings of $39 million under the U.S. credit facility at a weighted average interest rate of 4.13%, and there were no outstanding borrowings under the Canadian credit facility. We also had used the credit facilities for approximately $6 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $455 million at March 31, 2005. Forest expects the lenders to approve an increase in the Global Borrowing Base during the second quarter of 2005.

        On April 30, 2005, amounts outstanding under the U.S. facility were $253 million at a weighted average interest rate of 4.2%, and there were no amounts outstanding under the Canadian facility. The increase in borrowings from March 31, 2005 is the result of borrowings to acquire a private company on April 1, 2005. As a result of increased amounts outstanding, and $7 million in letters of credit, the unused borrowing amount on April 30, 2005 was approximately $240 million.

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

Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash used by financing activities for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004	% Change
	(In Thousands)
Net cash provided by operating activities	$136,083	97,777	39%
Net cash used by investing activities	(96,646)	(45,200)	114%
Net cash used by financing activities	(87,585)	(38,870)	125%

        The increase in net cash provided by operating activities in the three months ended March 31, 2005 compared to the same period of 2004 was due primarily to higher oil and gas revenues. The increase in cash used by investing activities in the three months ended March 31, 2005 was due primarily to increased capital spending. Net cash used by financing activities in the three months ended March 31, 2005 included net bank repayments of $113.0 million offset in part by proceeds from the exercise of options and warrants of $24.4 million. The 2004 period included net bank debt repayments of $42.5 million and proceeds from the exercise of options and warrants of approximately $3.7 million.

Warrants

        At March 31, 2005, Forest had outstanding 1,751,855 subscription warrants ("Subscription Warrants"). Each Subscription Warrant entitles the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share price of $12.50. The Subscriptions Warrants were originally scheduled to expire on March 20, 2010 or earlier upon notice of expiration. On April 8, 2005, Forest gave notice that it was accelerating the expiration of the Subscription Warrants to May 9, 2005.

Capital Expenditures

        Expenditures for property acquisition, exploration, and development were as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Property acquisition costs:
Proved properties	$7,637	10,117
Unproved properties	125	—

	7,762	10,117
Exploration costs:
Direct costs	35,343	26,905
Overhead capitalized	3,392	3,040

	38,735	29,945
Development costs:
Direct costs	47,276	16,546
Overhead capitalized	2,830	2,809

	50,106	19,355

Total capital expenditures for property acquisition, exploration, and development(1)	$96,603	59,417

(1)
Does not include estimated discounted asset retirement obligations of $6.4 million and $6.8 million related to assets placed in service during the three months ended March 31, 2005 and 2004, respectively.

        Forest's anticipated expenditures for exploration and development in 2005 are estimated to range from $425 million to $475 million. Some of the factors impacting the level of capital expenditures in 2005 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of the oil field services, and weather disruptions.

        In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may serve to reduce Forest's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

        We are required to adopt SFAS 123(R) in the first quarter of 2006. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R); the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123(R), and we expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

        Forest has an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to purchase annually Forest's common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on Forest's financial position, future results of operations, or liquidity. Historically, the ESPP compensatory amounts that would have been recorded under SFAS 123(R) have been nominal.

        On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, which expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. Forest will evaluate the requirements of SAB 107 in connection with Forest's future adoption of SFAS 123(R).

Forward-Looking Statements

        Certain information included in this quarterly report on Form 10-Q and other materials that we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements that we make include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, financial condition, and the oil and gas industry. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.

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

        In order to reduce the impact of fluctuations in prices, or to protect the economics of property acquisitions, we make use of an oil and gas hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, and other financial instruments with counterparties who, in general, are participants in our credit facilities. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. Hedging arrangements covered 45% and 63% of our consolidated production, on an equivalent basis, during the three months ended March 31, 2005 and 2004, respectively. We do not enter into derivative instruments for trading purposes.

        See Note 9 to the Condensed Consolidated Financial Statements for information regarding the terms of the Forest's derivative instruments that are sensitive to changes in both current and forward oil and gas prices.

        The following table reconciles the changes that occurred in the fair values of Forest's open derivative contracts during the three months ended March 31, 2005, beginning with the fair value of our commodity contracts on December 31, 2004, less the decrease in fair value during the period, plus the contract losses settled, or recognized, during the period.

Fair Value of Derivative Contracts
(In Thousands)
Unrealized losses on contracts as of December 31, 2004	$(90,249)
Net decrease in fair value	(150,819)
Net contract losses recognized	27,921

Unrealized losses on contracts of as March 31, 2005	$(213,147)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of debt obligations at March 31, 2005:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	39,000	—	—	39,000	39,000
Average interest rate(1)	—	4.13%	—	—	4.13%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	749,625
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(2)	7.13%	—	7.71%	6.56%	7.24%

(1)
As of March 31, 2005.

(2)
The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011, and the 7 3/4% Senior Notes due 2014 are reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps.

Item 4.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the Officers who certify Forest's financial reports and the Board of Directors. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2005. Based on the evaluation, they believe that:

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

  Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In the first quarter of 2005, 158,533 warrants to purchase 102,536 shares of Forest common stock were exercised in cash and cashless exercises. The exercise activity includes certain warrants that expired on February 15, 2005. The warrants were originally issued by Forcenergy Inc in connection with its reorganization under the federal bankruptcy code. Upon the merger of Forcenergy Inc and Forest, the warrants became warrants to acquire shares of Forest common stock. The issuance of the warrants and shares of common stock upon exercise were exempt from registration under the Securities Act of 1933 pursuant to section 1145 of the federal bankruptcy code.

Item 6.    EXHIBITS

(a)	Exhibits.
	31.1*	Certification of Principal Executive Officer of Forest Oil Corporation, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
	31.2*	Certification of Principal Financial Officer of Forest Oil Corporation, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
	32.1+	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350
	32.2+	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)

May 9, 2005	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350