Form 10-Q
period 2005-06-30
FOREST OIL CORP
filed 2005-08-09
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or
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

Registrant’s telephone number, including area code: (303) 812-1400

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

As of July 31, 2005 there were 62,012,491 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2005

i

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,048	55,251
Accounts receivable	146,138	151,927
Deferred tax asset	66,457	38,321
Other current assets	30,019	37,969
Total current assets	256,662	283,468
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,887,890 and $2,701,402	2,728,035	2,495,894
Unproved	279,603	213,870
Net oil and gas properties	3,007,638	2,709,764
Other property and equipment, net of accumulated depreciation and amortization of $30,913 and $28,797	20,997	11,354
Net property and equipment	3,028,635	2,721,118
Goodwill	99,897	68,560
Other assets	43,531	49,359
	$3,428,725	3,122,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$203,122	217,640
Derivative instruments	136,193	80,523
Asset retirement obligations	36,772	25,452
Total current liabilities	376,087	323,615
Long-term debt	917,958	888,819
Asset retirement obligations	180,217	184,724
Derivative instruments	41,259	20,890
Other liabilities	37,492	35,785
Deferred income taxes	317,928	196,525
Total liabilities	1,870,941	1,650,358
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 63,864 and 61,595 shares issued and outstanding	6,386	6,159
Capital surplus	1,493,753	1,444,367
Retained earnings	157,066	66,007
Accumulated other comprehensive (loss) income	(48,518)	6,780
Treasury stock, at cost, 1,891 and 1,902 shares held	(50,903)	(51,166)
Total shareholders’ equity	1,557,784	1,472,147
	$3,428,725	3,122,505

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$160,115	131,153	314,641	255,215
Oil, condensate and natural gas liquids	109,240	76,735	213,584	146,510
Total oil and gas sales	269,355	207,888	528,225	401,725
Processing and marketing income, net	1,700	590	3,121	1,006
Total revenue	271,055	208,478	531,346	402,731
Operating expenses:
Lease operating expenses	45,783	43,868	93,643	92,057
Production and property taxes	10,547	7,095	20,444	14,543
Transportation costs	4,583	3,728	9,755	7,420
General and administrative	11,091	8,169	21,847	14,529
Depreciation and depletion	97,249	83,474	193,525	163,102
Accretion of asset retirement obligation	4,322	4,153	8,599	8,428
Impairment of oil and gas properties	—	1,690	2,924	1,690
Total operating expenses	173,575	152,177	350,737	301,769
Earnings from operations	97,480	56,301	180,609	100,962
Other income and expense:
Interest expense	16,061	13,084	30,560	26,031
Unrealized (gain) loss on derivative instruments	(4,310)	(1,248)	2,270	(217)
Other expense (income), net	1,659	115	3,592	(1,340)
Total other income and expense	13,410	11,951	36,422	24,474
Earnings before income taxes and discontinued operations	84,070	44,350	144,187	76,488
Income tax expense:
Current	617	157	2,174	868
Deferred	31,252	16,063	50,941	27,853
Total income tax expense	31,869	16,220	53,115	28,721
Earnings from continuing operations	52,201	28,130	91,072	47,767
Loss from discontinued operations, net of tax	—	—	—	(575)
Net earnings	$52,201	28,130	91,072	47,192
Basic earnings per common share:
Earnings from continuing operations	$.85	.51	1.50	.88
Loss from discontinued operations, net of tax	—	—	—	(.01)
Net earnings per common share	$.85	.51	1.50	.87
Diluted earnings per common share:
Earnings from continuing operations	$.83	.50	1.46	.86
Loss from discontinued operations, net of tax	—	—	—	(.01)
Net earnings per common share	$.83	.50	1.46	.85

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In Thousands)
Balances at January 1, 2005	61,595	$6,159	1,444,367	66,007	6,780	(51,166)	1,472,147
Exercise of warrants to purchase shares of common stock	1,358	136	14,248	—	—	—	14,384
Stock options exercised	901	90	23,696	—	—	—	23,786
Tax benefit of stock options exercised	—	—	3,241	—	—	—	3,241
Employee stock purchase plan	10	1	282	—	—	—	283
Effect of issuance of treasury stock for stock options exercised	—	—	(28)	(13)	—	272	231
Restricted stock granted, net of forfeitures	—	—	9	—	—	(9)	—
Amortization of deferred stock compensation, net of forfeitures and other	—	—	443	—	—	—	443
Tax benefit of acquired net operating losses	—	—	7,495	—	—	—	7,495
Comprehensive earnings:
Net earnings	—	—	—	91,072	—	—	91,072
Unrealized loss on effective derivative instruments, net of tax	—	—	—	—	(48,259)	—	(48,259)
Increase in unfunded pension liability, net of tax	—	—	—	—	(149)	—	(149)
Foreign currency translation	—	—	—	—	(6,890)	—	(6,890)
Total comprehensive earnings							35,774
Balances at June 30, 2005	63,864	$6,386	1,493,753	157,066	(48,518)	(50,903)	1,557,784

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Operating activities:
Net earnings	$91,072	47,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	193,525	163,102
Accretion of asset retirement obligations	8,599	8,428
Impairment of oil and gas properties	2,924	1,690
Unrealized loss (gain) on derivative instruments	2,270	(217)
Deferred income tax expense	50,941	28,574
Other, net	(222)	(2,359)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,745	24,251
Other current assets	1,324	(5,046)
Accounts payable and accrued expenses	(45,755)	(22,420)
Net cash provided by operating activities	325,423	243,195
Investing activities:
Acquisition of subsidiaries	(196,631)	(167,968)
Capital expenditures for property and equipment:
Exploration, development and other acquisition costs	(201,577)	(163,603)
Other fixed assets	(4,853)	(1,229)
Proceeds from sales of assets	6,437	8,510
Sale of goodwill and contract value	—	8,493
Other, net	(5,047)	1,168
Net cash used by investing activities	(401,671)	(314,629)
Financing activities:
Proceeds from bank borrowings	1,157,953	493,490
Repayments of bank borrowings	(1,126,000)	(470,000)
Repayments of bank debt assumed in acquisitions	(35,000)	(30,000)
Proceeds of common stock offering, net of offering costs	—	117,143
Proceeds from the exercise of options and warrants and employee stock purchases	38,453	4,541
Other, net	322	(2,566)
Net cash provided by financing activities	35,728	112,608
Effect of exchange rate changes on cash	(683)	(495)
Net (decrease) increase in cash and cash equivalents	(41,203)	40,679
Cash and cash equivalents at beginning of period	55,251	11,509
Cash and cash equivalents at end of period	$14,048	52,188
Cash paid during the period for:
Interest	$32,283	26,703
Income taxes	5,141	2,993

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, “Forest” or the “Company”). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest’s annual report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Buffalo Wallow Acquisition

On April 1, 2005, Forest purchased a private company whose primary assets are located in the Buffalo Wallow field in Texas and include approximately 33,000 gross acres located primarily in Hemphill and Wheeler Counties, Texas (“the Buffalo Wallow Acquisition”). The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on the fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Forest since the date of acquisition.

(2) ACQUISITIONS AND DIVESTITURES (Continued)

The net cash consideration paid for the private company was allocated as follows:

(In Thousands)
Current assets	$9,286
Oil and gas properties	305,005
Goodwill	38,081
Other assets	68
Current liabilities	(25,039)
Derivative liability—current	(6,373)
Long-term debt	(35,000)
Asset retirement obligation	(705)
Deferred taxes	(88,692)
Net cash consideration	$196,631

Goodwill of $38.1 million has been recognized to the extent that cost exceeded the fair value of net assets acquired. Goodwill is not expected to be deductible for tax purposes. The goodwill was assigned to Forest’s Western business unit. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in one of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies.

The allocation of the purchase price is preliminary because certain items such as the determination of the final tax basis and the fair value of certain assets and liabilities as of the acquisition date have not been finalized.

Acquisition of The Wiser Oil Company

In June 2004, Forest completed its acquisition of the common stock of The Wiser Oil Company (“Wiser”), which held oil and gas assets located in the geographic areas of Forest’s Gulf Coast, Western, and Canada business units (“the Wiser Acquisition”).

The following unaudited pro forma consolidated statements of operations information assumes that the Wiser Acquisition occurred as of January 1, 2004. The pro forma results of operations is not necessarily indicative of the results of operations that would have actually been attained if the transaction had occurred as of January 1, 2004.

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
	(In Thousands Except
	Per Share Amounts)
Total revenue	$243,311	465,961
Earnings from continuing operations	30,604	46,691
Net earnings	30,604	46,116
Basic earnings per share	.55	.85
Diluted earnings per share	.54	.83

(2) ACQUISITIONS AND DIVESTITURES (Continued)

Divestitures

On March 1, 2004, the assets and business operations of Forest’s Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. Under the terms of the purchase and sale agreement, Cinergy will market natural gas (not already subject to prior contractual commitments) on behalf of Forest’s Canadian exploration and production subsidiary, Canadian Forest Oil Ltd., for five years. Cinergy will also administer the netback pool formerly administered by ProMark. Forest could receive additional contingent payments over the next five years if Cinergy meets certain earnings goals with respect to the acquired business.

As a result of the sale, ProMark’s results of operations have been reported as discontinued operations in the accompanying financial statements. The components of loss from discontinued operations for the six months ended June 30, 2004 are as follows:

Six Months Ended
June 30, 2004
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

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options, unvested restricted stock grants, and warrants. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations	$52,201	28,130	91,072	47,767
Weighted average common shares outstanding during the period	61,419	55,437	60,817	54,560
Add dilutive effects of stock options and unvested restricted stock grants	990	281	984	301
Add dilutive effects of warrants	318	719	632	733
Weighted average common shares outstanding including the effects of dilutive securities	62,727	56,437	62,433	55,594
Basic earnings per share from continuing operations	$.85	.51	1.50	.88
Diluted earnings per share from continuing operations	$.83	.50	1.46	.86

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

For the three months ended June 30, 2005 and 2004, options to purchase 30,500 and 1,545,450 shares of common stock, respectively, were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the common stock during the period. For the six months ended June 30, 2005 and 2004, options to purchase 27,500 and 1,539,950 shares of common stock, respectively, were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the common stock during the period.

As of June 30, 2005, Forest has no outstanding Subscription Warrants. Forest had Subscription Warrants which entitled the holder to purchase 0.8 shares of Common Stock for $10.00, or an equivalent per share of $12.50 per share, and which were originally scheduled to expire on March 20, 2010 or earlier upon notice of expiration (the “Subscription Warrants”). On April 8, 2005, Forest gave notice that it was accelerating the expiration of the Subscription Warrants to May 9, 2005.

Comprehensive Earnings (Loss):

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings (loss). Items included in Forest’s other comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest’s Canadian operations, changes in the unfunded pension liability, unrealized gains (losses) related to the change in fair value of derivative instruments designated as cash flow hedges, and unrealized gains (losses) related to the change in fair value of securities held for sale.

The components of comprehensive earnings (loss) are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Net earnings	$52,201	28,130	91,072	47,192
Other comprehensive income (loss):
Foreign currency translation losses	(4,011)	(4,327)	(6,890)	(7,369)
Unfunded pension liability, net of tax	—	—	(149)	6
Unrealized gain (loss) on derivative instruments, net of tax	27,250	(4,707)	(48,259)	(27,433)
Unrealized gain on securities available for sale, net of tax	—	875	—	875
Total comprehensive earnings	$75,440	19,971	35,774	13,271

(4) STOCK-BASED COMPENSATION

Forest applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the common stock. Compensation cost is recognized over the vesting period of options granted at a price less than the fair market value of the common stock at the date of the grant. No compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a non-compensatory plan. Had compensation cost for Forest’s stock option grants and stock purchase rights been determined using the fair value of the options at the grant date as prescribed by Statement of Financial Accounting

(4) STOCK-BASED COMPENSATION (Continued)

Standards No. 123, Accounting for Stock-Based Compensation, Forest’s pro forma net earnings and earnings per common share would have been as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Net earnings attributable to common stockholders, as reported	$52,201	28,130	91,072	47,192
Add: Stock-based employee compensation included in reported net earnings, net of tax	125	—	257	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,710)	(2,959)	(2,994)	(5,615)
Pro forma net earnings	$50,616	25,171	88,335	41,577
Earnings per share:
Basic earnings per common share:
As reported	$.85	.51	1.50	.87
Pro forma	$.82	.45	1.45	.76
Diluted earnings per common share:
As reported	$.83	.50	1.46	.85
Pro forma	$.81	.45	1.41	.75

(5) LONG-TERM DEBT

Components of long-term debt are as follows:

	June 30, 2005				December 31, 2004
		Unamortized				Unamortized
		Premium				Premium
	Principal	(Discount)	Other(1)	Total	Principal	(Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$184,000	—	—	184,000	152,000	—	—	152,000
Canadian Credit Facility	—	—	—	—	—	—	—	—
8% Senior Notes Due 2008	265,000	(292)	6,811	271,519	265,000	(341)	7,952	272,611
8% Senior Notes Due 2011	285,000	8,396	5,414	298,810	285,000	9,042	5,829	299,871
7 3/4% Senior Notes Due 2014	150,000	(2,109)	15,738	163,629	150,000	(2,228)	16,565	164,337
	$884,000	5,995	27,963	917,958	852,000	6,473	30,346	888,819

(1)                 Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the note issues.

(6) PROPERTY AND EQUIPMENT

Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest’s primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities

(6) PROPERTY AND EQUIPMENT (Continued)

are capitalized. For the six months ended June 30, 2005 and 2004, Forest capitalized $12.6 million and $11.8 million, respectively, of general and administrative costs related to exploration and development activity. Costs associated with production and general corporate activities are expensed in the period incurred.

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

(7) ASSET RETIREMENT OBLIGATIONS

Forest records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Forest’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

(7) ASSET RETIREMENT OBLIGATIONS (Continued)

The following table summarizes the activity for Forest’s asset retirement obligations for the six months ended June 30, 2005 and 2004:

	Six Months
	Ended June 30,
	2005	2004
	(In Thousands)
Asset retirement obligations at beginning of period	$210,176	211,432
Accretion expense	8,599	8,428
Liabilities incurred	3,433	10,025
Liabilities assumed	705	7,997
Liabilities settled	(9,266)	(913)
Revisions of estimated liabilities	3,561	3,898
Impact of foreign currency exchange rate	(219)	(213)
Asset retirement obligations at end of period	216,989	240,654
Less: current asset retirement obligations	(36,772)	(24,746)
Long-term asset retirement obligations	$180,217	215,908

(8) EMPLOYEE BENEFITS

The following table sets forth the components of the net periodic cost of the Company’s defined benefit pension plans and post retirement benefits in the United States for the three and six months ended June 30, 2005 and 2004:

			Postretirement				Postretirement
	Pension Benefits		Benefits(1)		Pension Benefits		Benefits(1)
	Three Months		Three Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(In Thousands)
Service cost	$—	—	167	158	—	—	334	316
Interest cost	581	431	113	138	1,162	832	226	276
Expected return on plan assets	(586)	(381)	—	—	(1,172)	(762)	—	—
Recognized actuarial loss	188	173	—	12	376	346	—	24
Total net periodic expense	$183	223	280	308	366	416	560	616

(1)                 Forest has recently concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As a result of the Act’s subsidy, Forest’s projected benefit obligation was reduced by approximately $.5 million in 2005.

(9) FINANCIAL INSTRUMENTS

Forest recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. Changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective, there is no effect on the statement of operations because changes in fair value of the derivative offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges and ineffective portions of hedges designated as cash flow hedges, changes in fair value are recognized in earnings as other income or expense. Unless otherwise noted, all of Forest’s derivative instruments in place at June 30, 2005 have been designated as cash flow hedges.

(9) FINANCIAL INSTRUMENTS (Continued)

Commodity Hedges

Forest periodically hedges a portion of its oil and gas production through swap, basis swap, and collar agreements. The purpose of the hedges is to provide a measure of stability to Forest’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

The tables below set forth, as of June 30, 2005, the quantity of oil and gas hedged under commodity swaps and collars.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
		Weighted Average		Weighted Average
	Bbtu	Hedged Price	Barrels	Hedged Price
	Per Day	per MMBtu	Per Day	per Bbl
Third Quarter 2005	110.0	$5.18	8,500	$35.42
Fourth Quarter 2005	103.4	5.09	8,500	35.42
First Quarter 2006	50.0	6.02	4,000	31.58
Second Quarter 2006	50.0	6.02	4,000	31.58
Third Quarter 2006	50.0	6.02	4,000	31.58
Fourth Quarter 2006	50.0	6.02	4,000	31.58

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
		Weighted Average		Weighted Average
		Hedged Floor and		Hedged Floor and
	Bbtu	Ceiling Price	Barrels	Ceiling Price
	Per Day	per MMBtu	Per Day	per Bbl
Third Quarter 2005	30.0	$6.45/7.39	1,000	$42.00/47.30
Fourth Quarter 2005	23.4	6.48/7.42	1,000	42.00/47.30
First Quarter 2006	20.0	6.32/11.00	5,500	46.73/65.87
Second Quarter 2006	20.0	6.32/11.00	5,500	46.73/65.87
Third Quarter 2006	20.0	6.32/11.00	5,500	46.73/65.87
Fourth Quarter 2006	20.0	6.32/11.00	5,500	46.73/65.87

	Three-way Collars
	Oil (NYMEX WTI)
		Weighted	Weighted	Weighted
		Average Hedged	Average Hedged	Average Hedged
	Barrels	Lower Floor Price	Upper Floor Price	Ceiling Price
	per Day	per Bbl	per Bbl	per Bbl
Third Quarter 2005	1,500	$24.00	$28.00	$32.00
Fourth Quarter 2005	1,500	24.00	28.00	32.00

Forest also obtained the following collar agreements in the Buffalo Wallow Acquisition. These collar agreements could not be designated as cash flow hedges by Forest under generally accepted accounting principles, because the collars had unrealized losses at the date of the Buffalo Wallow Acquisition.

	Natural Gas (NYMEX HH)
		Weighted Average	Weighted Average
	Bbtu	Hedged Floor Price	Hedged Ceiling Price
	per Day	per MMBtu	per MMBtu
Third Quarter 2005	20.0	$5.13	$6.86
Fourth Quarter 2005	20.0	5.13	6.86

(9) FINANCIAL INSTRUMENTS (Continued)

Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At June 30, 2005, there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 40.0 Bbtu per day for the remainder of 2005.

The table below sets forth realized and unrealized losses Forest incurred related to its hedging activities for the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1) (3)	$33,541	30,211	54,350	49,662
Realized gains on derivatives not designated as cash flow hedges(2) (4)	(850)	(468)	(318)	(984)
Unrealized (gains) losses on derivatives not designated as cash flow hedges and ineffective portion of hedges designated as cash flow hedges(3)	(4,310)	(1,248)	2,270	(217)
Total loss recognized	$28,381	28,495	56,302	48,461

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

At June 30, 2005, the net fair value of Forest’s commodity derivative contracts was a net liability of $171.2 million. The net $171.2 million includes a derivative asset of $6.3 million (of which $3.0 million was classified as current) and a derivative liability of $177.5 million (of which $136.2 million was classified as current). Based on the estimated fair values of the derivative contracts at June 30, 2005, Forest would reclassify net losses of $133.2 million into earnings related to the derivative contracts during the next 12 months; however, actual gains or losses recognized may differ materially. Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

Interest Rate Swaps

In prior years, Forest entered into interest rate swaps designated as fair value hedges of fixed rate debt. The swaps were intended to exchange the fixed interest rates on the notes for variable rates over the terms of the notes. Forest terminated these interest rate swaps in 2002 and 2003. The aggregate gains of $40.7 million were deferred and added to the carrying value of the related debt, and are being amortized as a reduction of interest expense over the remaining terms of the notes. During the three months ended June 30, 2005 and 2004, Forest recognized a portion of the gains by reducing interest expense by $1.2 million in each period. During the six months ended June 30, 2005 and 2004, Forest recognized a portion of the gains by reducing interest expense by $2.4 million and $2.5 million, respectively.

(10) COMMON STOCK OFFERING

In June 2004, Forest issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At June 30, 2005, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western, Alaska, Canada, and International). Forest’s remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2005

	Oil and Gas Operations
							Total
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Company
	(In Thousands)
Revenue	$136,050	70,132	27,004	233,186	36,169	—	269,355
Expenses:
Lease operating expenses	22,034	9,232	10,016	41,282	4,501	—	45,783
Production and property taxes	3,431	6,288	559	10,278	269	—	10,547
Transportation costs	1,112	447	1,827	3,386	1,197	—	4,583
General and administrative	2,562	1,356	909	4,827	1,283	304	6,414
Depletion	49,123	25,160	7,762	82,045	14,349	—	96,394
Accretion of asset retirement obligation	3,503	215	391	4,109	203	10	4,322
Earnings (loss) from operations	$54,285	27,434	5,540	87,259	14,367	(314)	101,312
Capital expenditures	$67,335	323,512	5,514	396,361	11,926	987	409,274
Net oil and gas properties	$1,246,978	937,697	372,810	2,557,485	395,424	54,729	3,007,638
Goodwill	$14,602	70,583	—	85,185	14,712	—	99,897

Information for reportable segments relates to Forest’s June 30, 2005 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$101,312
Processing and marketing income, net	1,700
Corporate general and administrative expense	(4,677)
Administrative asset depreciation	(855)
Interest expense	(16,061)
Unrealized gain on derivative instruments	4,310
Other expense, net	(1,659)
Earnings before income taxes and discontinued operations	$84,070

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Six Months Ended June 30, 2005

	Oil and Gas Operations
							Total
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Company
	(In Thousands)
Revenue	$284,078	121,539	53,406	459,023	69,202	—	528,225
Expenses:
Lease operating expenses	42,096	17,583	24,241	83,920	9,723	—	93,643
Production and property taxes	6,993	10,884	1,122	18,999	1,445	—	20,444
Transportation costs	2,061	906	3,664	6,631	3,124	—	9,755
General and administrative	5,751	2,685	1,735	10,171	2,771	568	13,510
Depletion	108,436	34,679	19,719	162,834	29,005	—	191,839
Accretion of asset retirement obligation	6,892	508	750	8,150	439	10	8,599
Impairment of oil and gas properties	—	—	—	—	—	2,924	2,924
Earnings (loss) from operations	$111,849	54,294	2,175	168,318	22,695	(3,502)	187,511
Capital expenditures	$104,500	347,031	7,237	458,768	45,855	1,254	505,877
Net oil and gas properties	$1,246,978	937,697	372,810	2,557,485	395,424	54,729	3,007,638
Goodwill	$14,602	70,583	—	85,185	14,712	—	99,897

Information for reportable segments relates to Forest’s June 30, 2005 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$187,511
Processing and marketing income, net	3,121
Corporate general and administrative expense	(8,337)
Administrative asset depreciation	(1,686)
Interest expense	(30,560)
Unrealized loss on derivative instruments	(2,270)
Other expense, net	(3,592)
Earnings before income taxes and discontinued operations	$144,187

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Three Months Ended June 30, 2004

	Oil and Gas Operations
							Total
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Company
	(In Thousands)
Revenue	$137,222	33,977	17,069	188,268	19,620	—	207,888
Expenses:
Lease operating expenses	26,848	6,048	8,160	41,056	2,812	—	43,868
Production and property taxes	2,874	3,252	790	6,916	179	—	7,095
Transportation costs	762	221	2,475	3,458	270	—	3,728
General and administrative	2,202	584	929	3,715	674	—	4,389
Depletion	52,369	6,569	15,322	74,260	8,327	—	82,587
Accretion of asset retirement obligation	3,340	298	367	4,005	148	—	4,153
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690
Earnings (loss) from operations	$48,827	17,005	(10,974)	54,858	7,210	(1,690)	60,378
Capital expenditures	$149,309	177,166	2,493	328,968	115,228	1,004	445,200
Net oil and gas properties	$1,347,039	578,819	379,436	2,305,294	408,387	56,516	2,770,197
Goodwill	$16,102	35,472	—	51,574	12,783	—	64,357

Information for reportable segments relates to Forest’s June 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$60,378
Processing and marketing income, net	590
Corporate general and administrative expense	(3,780)
Administrative asset depreciation	(887)
Interest expense	(13,084)
Unrealized gain on derivative instruments	1,248
Other expense, net	(115)
Earnings before income taxes and discontinued operations	$44,350

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Six Months Ended June 30, 2004

	Oil and Gas Operations
							Total
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Company
	(In Thousands)
Revenue	$261,442	69,189	34,028	364,659	37,066	—	401,725
Expenses:
Lease operating expenses	55,574	11,835	19,087	86,496	5,561	—	92,057
Production and property taxes	5,760	6,346	1,545	13,651	892	—	14,543
Transportation costs	1,712	381	5,010	7,103	317	—	7,420
General and administrative	3,849	945	1,778	6,572	1,484	—	8,056
Depletion	100,169	13,841	31,226	145,236	16,109	—	161,345
Accretion of asset retirement obligation	6,866	590	725	8,181	247	—	8,428
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690
Earnings (loss) from operations	$87,512	35,251	(25,343)	97,420	12,456	(1,690)	108,186
Capital expenditures	$188,294	185,473	4,885	378,652	123,440	2,525	504,617
Net oil and gas properties	$1,347,039	578,819	379,436	2,305,294	408,387	56,516	2,770,197
Goodwill	$16,102	35,472	—	51,574	12,783	—	64,357

Information for reportable segments relates to Forest’s June 30, 2004 consolidated totals as follows:

(In Thousands)
Earnings from operations for reportable segments	$108,186
Processing and marketing income, net	1,006
Corporate general and administrative expense	(6,473)
Administrative asset depreciation	(1,757)
Interest expense	(26,031)
Unrealized gain on derivative instruments	217
Other income, net	1,340
Earnings before income taxes and discontinued operations	$76,488

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may serve to reduce Forest’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Forest has an Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to purchase annually Forest’s common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on Forest’s financial position, future results of operations, or liquidity. Historically, the ESPP compensatory amounts that would have been recorded under SFAS 123(R) have been nominal.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. Forest will evaluate the requirements of SAB 107 in connection with Forest’s future adoption of SFAS 123(R).

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of natural gas and liquids in North America and selected international locations. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969.

The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and Notes thereto, the information under the heading “Forward-Looking Statements” below, and the information included in Forest’s 2004 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors, and—Critical Accounting Policies, Estimates, Judgments, and Assumptions.” Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to “Forest,”  “we,” “ours,” “us,” or like terms refer to Forest Oil Corporation and its subsidiaries.

Second Quarter 2005 Overview

Our reported earnings of $52.2 million for the second quarter of 2005, or $.83 per diluted share, was 86% higher than net income of $28.1 million, or $.50 per diluted share, for the same period in 2004. The quarter-over-quarter net income gains were primarily driven by the following factors:

•       Sales volumes increased 10% to 44.8 Bcfe in the second quarter of 2005 from 40.6 Bcfe in 2004.

•       Average realized prices increased 18% to $6.02 per Mcfe in 2005 from $5.12 per Mcfe in 2004.

•       Oil and natural gas revenues increasing 30% to $269.4 million in the second quarter of 2005 from $207.9 million in the corresponding period in 2004 due to increased sales volumes and higher realized prices.

•       Lease operating expense declined 6% from $1.08 per Mcfe for the three months ended June 30, 2004 to $1.02 per Mcfe for the three months ended June 30, 2005.

Other notable events occurring during the quarter include:

•       On April 1, 2005, we acquired all of the stock of a private company whose primary assets are located in the Buffalo Wallow field in Texas and include approximately 33,000 gross acres located primarily in Hemphill and Wheeler Counties, Texas (“the Buffalo Wallow Acquisition”). At the time the acquisition was announced, the Buffalo Wallow field had estimated proved reserves of 120 Bcfe.

•  Despite the Buffalo Wallow Acquisition on April 1, 2005, the principal amount of debt outstanding increased only $145 million from $739 million at March 31, 2005 to $884 million at June 30, 2005.

Results of Operations

Oil and Gas Sales

Sales volumes, oil and gas sales revenue, and average sales prices for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005				2004
			Natural				Natural
	Natural	Oil and	Gas		Natural	Oil and	Gas
	Gas	Condensate	Liquids	Total	Gas	Condensate	Liquids	Total
Sales volumes:	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
United States	23,133	1,981	564	38,403	21,975	2,168	155	35,913
Canada	4,448	216	101	6,350	3,260	147	88	4,670
Total	27,581	2,197	665	44,753	25,235	2,315	243	40,583
Revenues (in thousands)(1):
United States	$135,389	82,631	15,166	233,186	118,623	66,353	3,292	188,268
Canada	24,726	8,244	3,199	36,169	12,530	5,046	2,044	19,620
Total	$160,115	90,875	18,365	269,355	131,153	71,399	5,336	207,888
Average sales price:
United States(1)	$5.85	41.71	26.89	6.07	5.40	30.61	21.24	5.24
Canada(1)	5.56	38.17	31.67	5.70	3.84	34.33	23.23	4.20
Total:
Sales price received	$6.39	49.37	27.62	6.77	5.81	37.23	21.96	5.86
Hedging effects	(.58)	(8.01)	—	(.75)	(.61)	(6.39)	—	(.74)
Net sales price received	$5.81	41.36	27.62	6.02	5.20	30.84	21.96	5.12

(1)                 Includes the effects of hedging. See Note 9 to the Condensed Consolidated Financial Statements for further details regarding hedging activities.

	Six Months Ended June 30,
	2005				2004
			Natural				Natural
	Natural	Oil and	Gas		Natural	Oil and	Gas
	Gas	Condensate	Liquids	Total	Gas	Condensate	Liquids	Total
Sales volumes:	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
United States	46,416	4,059	1,013	76,848	43,249	4,286	255	70,495
Canada	8,855	435	215	12,755	6,397	289	173	9,169
Total	55,271	4,494	1,228	89,603	49,646	4,575	428	79,664
Revenues (in thousands)(1):
United States	$268,466	163,481	27,076	459,023	231,974	126,456	6,229	364,659
Canada	46,175	16,205	6,822	69,202	23,241	9,602	4,223	37,066
Total	$314,641	179,686	33,898	528,225	255,215	136,058	10,452	401,725
Average sales price:
United States(1)	$5.78	40.28	26.73	5.97	5.36	29.50	24.43	5.17
Canada(1)	5.21	37.25	31.73	5.43	3.63	33.23	24.41	4.04
Total:
Sales price received	$6.10	47.04	27.60	6.51	5.60	35.62	24.42	5.66
Hedging effects	(.41)	(7.06)	—	(.61)	(.46)	(5.88)	—	(.62)
Net sales price received	$5.69	39.98	27.60	5.90	5.14	29.74	24.42	5.04

(1)                 Includes the effects of hedging. See Note 9 to the Condensed Consolidated Financial Statements for further details regarding hedging activities.

Net oil and gas production in the second quarter of 2005 increased to 44.8 Bcfe or an average of 491.8 MMcfe per day, from 40.6 Bcfe or an average of 445.9 MMcfe per day in the second quarter of 2004. Net oil and gas production in the first six months of 2005 increased to 89.6 Bcfe or an average of 495.1 MMcfe per day, from 79.7 Bcfe or an average of 437.8 MMcfe per day in the first half of 2004.

Oil and natural gas revenues were $269.4 million and $528.2 million during the three and six months ended June 30, 2005, as compared to $207.9 million and $401.7 million for the same periods in the prior year. The increase in oil and natural gas revenues for the three month period was primarily due to a 10% increase in oil and gas production as well as a 18% increase in the average realized sales price per Mcfe from $5.12 in 2004 to $6.02 in 2005. Likewise, the increase in oil and natural gas revenues for the six month period was primarily due to a 12% increase in oil and gas production as well as a 17% increase in the average realized sales price per Mcfe.

The average realized sales prices for the periods presented include hedging losses recognized on the Company’s derivative instruments. For the three and six months ended June 30, 2005, Forest recognized hedging losses of $33.5 million and $54.4 million, respectively, compared to hedging losses of $30.2 million and $49.7 million during the same periods in the prior year.

Lease Operating Expenses

Lease operating expenses (“LOE”), the primary component of oil and gas production expense, increased to $45.8 million for the quarter ended June 30, 2005 from $43.9 million for the corresponding 2004 period. On a per-unit-of-production basis, LOE decreased 6% from $1.08 per Mcfe in the first quarter of 2004 to $1.02 per Mcfe in the first quarter of 2005. For the six months ended June 30, 2005, LOE was $93.6 million, or $1.05 per Mcfe compared to $92.1 million, or $1.16 per Mcfe for the six months ended June 30, 2004. The 6% and 9% decrease in LOE on an equivalent Mcfe basis for the three and six months ended June 30, 2005, respectively, is primarily a result of cost control efforts as announced in the third quarter of 2004.

Production and Property Taxes

Production and property taxes increased by 49% or $3.5 million during the second quarter 2005 as compared to the prior year’s second quarter. Production and property taxes increased by 41% or $5.9 million during the six months ended June 30, 2005 as compared to the corresponding period in 2004. The increases in each period are primarily a result of the higher realized oil and gas revenues before hedging losses, higher assessed property valuations, and a change in our production mix with a higher percentage of onshore production, which is generally subject to production taxes, versus offshore production which is generally not subject to production taxes.

Transportation Costs

Transportation costs increased to $4.6 million in the three months ended June 30, 2005 from $3.7 million for the corresponding 2004 period as a result of increases in production as well as increases in commodity prices. Transportation costs on a per-Mcfe basis were $.10 per Mcfe and $.09 per Mcfe, for the quarters ended June 30, 2005 and 2004, respectively. Transportation costs increased to $9.8 million in the six months ended June 30, 2005 from $7.4 million for the corresponding 2004 period as a result of increases in production as well as increases in commodity prices. Transportation costs on a per-Mcfe basis were $.11 per Mcfe and $.09 per Mcfe, for the six months ended June 30, 2005 and 2004, respectively.

General and Administrative Expense; Overhead

The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Total overhead costs	$17,457	14,153	34,435	26,360
Overhead costs capitalized	(6,366)	(5,984)	(12,588)	(11,831)
Overhead costs expensed	$11,091	8,169	21,847	14,529
Overhead costs expensed per Mcfe	$.25	.20	.24	.18

The increase in total overhead costs as well as overhead costs expensed was primarily related to an increase in salaries and related burdens caused by our hiring additional employees in conjunction with our recent acquisitions.

Depreciation and Depletion

Depreciation, depletion and amortization expense for the three months ended June 30, 2005 was $97.2 million compared to $83.5 million for the same period in 2004. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $2.17 per Mcfe for three months ended June 30, 2005 compared to $2.06 per Mcfe for the same period in the prior year. During the six months ended June 30, 2005, depreciation, depletion and amortization expense was $193.5 million or $2.16 per Mcfe as compared to $163.1 million or $2.05 per Mcfe for the same period in the prior year. The increase of $.11 per Mcfe for the three and six months ended June 30, 2005 as compared to the corresponding periods in the prior year are primarily due to the full effect of marginal Canadian properties that were sold in the later part of the fourth quarter of 2004. The sales price received per Mcfe was less than the Canadian cost pool’s depletion rate, resulting in an increase in the depletion rate on the remaining reserves.

Impairment of Oil and Gas Properties

During the six months ended June 30, 2005, Forest recorded an impairment of $2.9 million related to certain international properties, principally related to its leaseholds in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalize our international assets to concentrate on fewer areas.

Interest Expense

Interest expense in the second quarter of 2005 totaled $16.1 million compared to $13.1 million in the second quarter of 2004. Interest expense for the first six months of 2005 was $30.6 million compared to $26.0 million in the first half of 2004. The increase in interest expense is due primarily to higher average debt balances during each period in 2005 compared to the corresponding periods in 2004 as well as higher average interest rates. Interest expense on a per-Mcfe basis was $.36 per Mcfe and $.34 per Mcfe for the three and six months ended June 30, 2005, respectively, compared with $.32 per Mcfe and $.33 per Mcfe for the three and six months ended June 30, 2004, respectively.

Other expense (income)

Other expense for the three and six months ended June 30, 2005 includes a charge of $2.2 million representing our 40% share of a valuation allowance that our equity method investee recorded in June 2005 against a portion of its deferred tax assets.

Current and Deferred Income Tax Expense

Forest recorded current income tax expense of $.6 million and $2.2 million in the three and six months ended June 30, 2005, compared to $.2 million and $.9 million in the comparable periods of 2004. The increases in each period were due primarily to increased federal alternative minimum tax and state income taxes due to increased taxable income in each period.

Deferred income tax expense was $31.3 million and $50.9 million in the three and six months ended June 30, 2005, compared to $16.1 million and $27.9 million in the comparable periods of 2004. The increase in the three month period was attributable to higher earnings before income taxes. The increase in the six month period was due to higher earnings before income taxes and discontinued operations partially offset by a decreased effective income tax rate on our Canadian operations. The decrease in the Canadian effective income tax rate was due primarily to the reversal of valuation allowances on capital loss carryforwards.

Results of Discontinued Operations

On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. for $11.2 million CDN. See Note 2 to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

In 2005, as in 2004, we expect our cash flow from operations to provide our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available to fund acquisitions, in whole or in part, or other corporate purposes.

The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While price declines in 2005 would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to mitigate the risks associated with volatile oil and gas prices. As of June 30, 2005, Forest had hedged approximately 40.4 Bcfe of its remaining 2005 production primarily to protect the economics of recent acquisitions of oil and gas properties. This level of hedging provides greater certainty of the cash flow we will receive for our 2005 production. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2005 and 2006 hedging contracts, see Note 9 to the Condensed Consolidated Financial Statements.

Another source of liquidity is our $600 million revolving bank credit facilities, as explained below, under the caption “Bank Credit Facilities.” We use the credit facilities to fund daily operating activities and acquisitions in the United States and Canada as needed.

The public capital markets have been our principal source of permanent financing. We have issued debt and equity in both public and private offerings in the past, and we expect that these sources of capital should continue to be available to us in the future. Nevertheless, ready access to capital on reasonable terms are subject to many uncertainties, as explained in Forest’s 2004 Annual Report on Form 10-K under the heading, “Managements Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Bank Credit Facilities

We have credit facilities totaling $600 million, consisting of a $550 million U.S. credit facility through a syndicate of banks led by JPMorgan Chase and a $50 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, Toronto Branch. The credit facilities mature in September 2009. Subject to the agreement of Forest and the applicable lenders, the size of the credit facilities may be increased by $200 million in the aggregate. The credit facilities are collateralized by a portion of Forest’s assets.

Currently, the amount available under the credit facilities is determined by a borrowing base (the “Global Borrowing Base”). Effective May 16, 2005 the Global Borrowing Base was increased to $700 million, however, our borrowing capacity is limited to $600 million, the current commitment level. At June 30, 2005, there were outstanding borrowings of $184 million under the U.S. credit facility at a weighted average interest rate of 4.5%, and there were no outstanding borrowings under the Canadian credit facility. We also had used the credit facilities for approximately $8 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $408 million at June 30, 2005.

On July 31, 2005, amounts outstanding under the U.S. facility were $171 million at a weighted average interest rate of 4.6%, and there were no amounts outstanding under the Canadian facility. As a result of decreased amounts outstanding, and $8 million in letters of credit, the unused borrowing amount on July 31, 2005 was approximately $421 million.

The credit facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. The credit facilities also include several financial covenants. Availability, interest rates, security requirements, and other terms of borrowing under the credit facilities will vary based on Forest’s credit ratings and financial condition, as determined by certain financial tests. In particular, any time that availability is not determined by the Global Borrowing Base, the amount available and Forest’s ability to borrow under the credit facilities is determined by certain financial covenants. Also, even when availability is determined by the Global Borrowing Base, certain financial covenants can still affect the amount available and Forest’s ability to borrow amounts under the credit facilities.

Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004	% Change
	(In Thousands)
Net cash provided by operating activities	$325,423	243,195	34%
Net cash used by investing activities	(401,671)	(314,629)	28%
Net cash provided by financing activities	35,728	112,608	(68)%

The increase in net cash provided by operating activities in the six months ended June 30, 2005 compared to the same period of 2004 was due primarily to higher oil and gas revenues. The increase in cash used by investing activities in the six months ended June 30, 2005 was due primarily to increased capital spending. Net cash provided by financing activities in the six months ended June 30, 2005 included net bank repayments of $3.0 million offset by proceeds from the exercise of stock options and warrants of $23.8 million and $14.4 million, respectively. As of June 30, 2005, Forest has no outstanding stock purchase warrants. The 2004 period included net bank debt repayments of $6.5 million offset by proceeds from the issuance of common stock of $117.1 million and proceeds from the exercise of stock options and warrants of approximately $4.5 million.

Capital Expenditures

Expenditures for property acquisition, exploration, and development were as follows:

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Property acquisition costs(1):
Proved properties	$242,970	317,523
Unproved properties	69,405	46,046
	312,375	363,569
Exploration costs:
Direct costs	65,614	51,317
Overhead capitalized	6,569	6,095
	72,183	57,412
Development costs:
Direct costs	115,300	77,900
Overhead capitalized	6,019	5,736
	121,319	83,636
Total capital expenditures for property acquisition, exploration, and development(1) (2)	$505,877	504,617

(1)                 Total capital expenditures include both cash expenditures and accrued expenditures. In addition, the property acquisitions include a gross up for deferred taxes of approximately $88.7 million in 2005 and $53.6 million in 2004.

(2)                 Does not include estimated discounted asset retirement obligations of $7.7 million and $21.9 million related to assets placed in service during the six months ended June 30, 2005 and 2004, respectively.

Forest’s anticipated expenditures for exploration and development in 2005 are estimated to range from $425 million to $475 million. Some of the factors impacting the level of capital expenditures in 2005 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of the oil field services, and weather disruptions.

In addition, while we intend to continue a strategy of acquiring reserves that meet our investment criteria, no assurance can be given that we can locate or finance any property acquisitions.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may serve to reduce Forest’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

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

Forest has an Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to purchase annually Forest’s common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on Forest’s financial position, future results of operations, or liquidity. Historically, the ESPP compensatory amounts that would have been recorded under SFAS 123(R) have been nominal.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. Forest will evaluate the requirements of SAB 107 in connection with Forest’s future adoption of SFAS 123(R).

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q and other materials that we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements that we make, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, financial condition, and the oil and gas industry. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are not guarantees of future performance and are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. In particular, the risk factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, plans, or assumptions expressed in, forecasted in, or implied in such forward-looking statement. Among the factors that could cause actual results to differ materially are:

•       commodity price volatility,

•       inflation,

•       lack of availability of oil field personnel, equipment, and services,

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

In order to reduce the impact of fluctuations in prices, or to protect the economics of property acquisitions, we make use of an oil and gas hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, and other financial instruments with counterparties who, in general, are participants in our credit facilities. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. Hedging arrangements covered 49% and 47%, of our consolidated production, on an equivalent basis, during the three months ended June 30, 2005 and 2004, respectively, and 52% and 57% during the six months ended June 30, 2005 and 2004, respectively. We do not enter into derivative instruments for trading purposes.

See Note 9 to the Condensed Consolidated Financial Statements for information regarding the terms of the Forest’s derivative instruments that are sensitive to changes in both current and forward oil and gas prices.

The following table reconciles the changes that occurred in the fair values of Forest’s open derivative contracts during the six months ended June 30, 2005, beginning with the fair value of our commodity contracts on December 31, 2004, less the decrease in fair value during the period, less the fair value of commodity contracts acquired in connection with the acquisition of oil and gas companies, and plus the contract losses settled, or recognized, during the period.

Fair Value of
Derivative
Contracts
(In Thousands)
Unrealized losses on contracts as of December 31, 2004	$(90,249)
Net decrease in fair value	(130,849)
Unrealized losses on acquired contracts	(6,373)
Net contract losses recognized	56,302
Unrealized losses on contracts of as June 30, 2005	$(171,169)

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

Interest Rate Risk

The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest’s debt obligations and the fair value of debt obligations at June 30, 2005:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	184,000	—	—	184,000	184,000
Average interest rate(1)	—	4.50%	—	—	4.50%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	764,021
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(2)	7.13%	—	7.71%	6.56%	7.24%

(1)                 As of June 30, 2005.

(2)                 The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011, and the 7 3/4% Senior Notes due 2014 are reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the Officers who certify Forest’s financial reports and the Board of Directors. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2005. Based on the evaluation, they believe that:

•       our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and

•       our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2005, 1,748,800 warrants to purchase 1,255,815 shares of Forest common stock were exercised in cash and cashless exercises. The exercise activity was related to certain warrants that expired on May 9, 2005. The warrants were originally issued by Forcenergy Inc. in connection with its reorganization under the federal bankruptcy code. Upon the merger of Forcenergy Inc. and Forest, the warrants became warrants to acquire shares of Forest common stock. The issuance of the warrants and shares of common stock upon exercise were exempt from registration under the Securities Act of 1933 pursuant to section 1145 of the federal bankruptcy code.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2005, Forest held its Annual Meeting of Shareholders (“Annual Meeting”) in Denver, Colorado. A total of 50,951,666 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of three proposals set forth in Forest’s Proxy Statement dated April 1, 2005. The three proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

Proposal No. 1:   Election of two (2) Class II directors.

	Shares	Shares
	Voted for	Withheld
Forrest E. Hoglund	48,564,956	2,386,709
James H. Lee	49,100,883	1,850,782

In addition to the two Class II directors noted above, the other directors of Forest whose terms did not expire at the 2005 Annual Meeting include: William L. Britton, H. Craig Clark, Cortlandt S. Dietler, Dod A. Fraser, James D. Lightner, and Patrick R. McDonald.

Proposal No. 2:   Approval of an additional 175,000 shares for the Company’s 1999 Employee Stock Purchase Plan.

Shares	Shares
Voted for	Against	Abstentions
44,256,159	949,694	18,545

Proposal No. 3:   Ratification of the appointment of KPMG as independent accountants.

Shares	Shares
Voted for	Against	Abstentions
50,611,932	323,456	16,278

There were no broker non-votes.

Item 6.   EXHIBITS

(a)   Exhibits.

10.1*	First Amendment to Forest Oil Corporation Pension Trust Agreement as Amended and Restated January 1, 2002.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*                    Filed herewith.

†                      Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION
(Registrant)
August 9, 2005	By:	/s/ DAVID H. KEYTE
David H. Keyte
Executive Vice President and
Chief Financial Officer
(on behalf of the Registrant and as Principal
Financial Officer)
	By:	/s/ VICTOR A. WIND
Victor A. Wind
Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	First Amendment to Forest Oil Corporation Pension Trust Agreement as Amended and Restated January 1, 2002.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.