Form 10-Q
period 2005-09-30
FOREST OIL CORP
filed 2005-11-10
CIK 38079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13515

FOREST OIL CORPORATION

(Exact name of registrant as specified in its charter)

New York	25-0484900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 17th Street, Suite 3600 Denver, Colorado 80202

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 812-1400

Former name, former address and former fiscal year, if changed from last report.

Former address:  1600 Broadway, Suite 2200 Denver, Colorado 80202

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of October 31, 2005 there were 62,100,684 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2005

i

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,589	55,251
Accounts receivable	161,372	151,927
Deferred tax asset	125,298	38,321
Other current assets	32,601	37,969
Total current assets	325,860	283,468
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,997,500 and $2,701,402	2,781,577	2,495,894
Unproved	299,050	213,870
Net oil and gas properties	3,080,627	2,709,764
Other property and equipment, net of accumulated depreciation and amortization of $32,226 and $28,797	24,774	11,354
Net property and equipment	3,105,401	2,721,118
Goodwill	101,590	68,560
Other assets	39,845	49,359
	$3,572,696	3,122,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$263,007	217,640
Derivative instruments	290,413	80,523
Asset retirement obligations	34,733	25,452
Total current liabilities	588,153	323,615
Long-term debt	851,480	888,819
Asset retirement obligations	177,116	184,724
Derivative instruments	42,832	20,890
Other liabilities	41,299	35,785
Deferred income taxes	344,514	196,525
Total liabilities	2,045,394	1,650,358
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 63,981 and 61,595 shares issued and outstanding	6,398	6,159
Capital surplus	1,498,191	1,444,367
Retained earnings	160,331	66,007
Accumulated other comprehensive (loss) income	(86,715)	6,780
Treasury stock, at cost, 1,891 and 1,902 shares held	(50,903)	(51,166)
Total shareholders’ equity	1,527,302	1,472,147
	$3,572,696	3,122,505

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$156,070	157,424	470,711	412,639
Oil, condensate and natural gas liquids	110,080	87,569	323,664	234,079
Total oil and gas sales	266,150	244,993	794,375	646,718
Processing and marketing income, net	2,086	400	5,207	1,406
Total revenue	268,236	245,393	799,582	648,124
Operating expenses:
Lease operating expenses	51,576	52,401	145,219	144,458
Production and property taxes	10,914	8,274	31,358	22,817
Transportation costs	4,597	4,368	14,352	11,788
General and administrative	9,847	7,975	31,694	22,504
Depreciation and depletion	91,029	94,583	284,554	257,685
Accretion of asset retirement obligation	4,352	4,472	12,951	12,900
Retrospective insurance costs and impairment of oil and gas properties	4,002	—	6,926	1,690
Total operating expenses	176,317	172,073	527,054	473,842
Earnings from operations	91,919	73,320	272,528	174,282
Other income and expense:
Interest expense	15,664	16,604	46,224	42,635
Unrealized losses on derivative instruments	72,095	3,584	74,365	3,367
Other expense (income), net	379	990	3,971	(350)
Total other income and expense	88,138	21,178	124,560	45,652
Earnings before income taxes and discontinued operations	3,781	52,142	147,968	128,630
Income tax expense:
Current	(203)	461	1,971	1,329
Deferred	719	19,906	51,660	47,759
Total income tax expense	516	20,367	53,631	49,088
Earnings from continuing operations	3,265	31,775	94,337	79,542
Loss from discontinued operations, net of tax	—	—	—	(575)
Net earnings	3,265	31,775	94,337	78,967
Basic earnings per common share:
Earnings from continuing operations	$.05	.54	1.54	1.42
Loss from discontinued operations, net of tax	—	—	—	(.01)
Net earnings per common share	$.05	.54	1.54	1.41
Diluted earnings per common share:
Earnings from continuing operations	$.05	.53	1.50	1.39
Loss from discontinued operations, net of tax	—	—	—	(.01)
Net earnings per common share	$.05	.53	1.50	1.38

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(In Thousands)
Balances at January 1, 2005	61,595	$6,159	1,444,367	66,007	6,780	(51,166)	1,472,147
Exercise of warrants to purchase shares of common stock	1,358	136	14,248	—	—	—	14,384
Stock options exercised	1,014	102	26,862	—	—	—	26,964
Tax benefit of stock options exercised	—	—	4,084	—	—	—	4,084
Employee stock purchase plan	14	1	457	—	—	—	458
Effect of issuance of treasury stock for stock options exercised	—	—	—	(42)	—	272	230
Restricted stock granted, net of forfeitures	—	—	(20)	29	—	(9)	—
Amortization of deferred stock compensation, net of forfeitures	—	—	698	—	—	—	698
Tax benefit of acquired net operating losses	—	—	7,495	—	—	—	7,495
Comprehensive earnings:
Net earnings	—	—	—	94,337	—	—	94,337
Unrealized loss on effective derivative instruments, net of tax	—	—	—	—	(104,713)	—	(104,713)
Unfunded pension liability, net of tax	—	—	—	—	(149)	—	(149)
Foreign currency translation	—	—	—	—	11,367	—	11,367
Total comprehensive earnings							842
Balances at September 30, 2005	63,981	$6,398	1,498,191	160,331	(86,715)	(50,903)	1,527,302

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Operating activities:
Net earnings	$94,337	78,967
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	284,554	257,685
Accretion of asset retirement obligation	12,951	12,900
Impairment of oil and gas properties	2,924	1,690
Unrealized losses on derivative instruments	74,365	3,367
Deferred income tax expense	51,660	48,481
Other, net	2,309	(3,242)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(645)	29,629
Other current assets	(3,956)	(4,676)
Accounts payable and accrued expenses	(67)	(61,180)
Net cash provided by operating activities	518,432	363,621
Investing activities:
Acquisition of subsidiaries	(196,645)	(169,821)
Capital expenditures for property and equipment:
Exploration, development and other acquisition costs	(351,488)	(235,259)
Other fixed assets	(9,659)	(1,938)
Proceeds from sales of assets	23,668	17,676
Sale of goodwill and contract value	—	8,493
Other, net	(4,273)	(5,693)
Net cash used by investing activities	(538,397)	(386,542)
Financing activities:
Proceeds from bank borrowings	1,630,000	1,321,074
Repayments of bank borrowings	(1,663,000)	(1,342,646)
Repayments of bank debt assumed in acquisitions	(35,000)	(66,354)
Issuance of 8% senior notes, net of issuance costs	—	133,313
Redemption of 9 1/2 % senior notes	—	(126,971)
Proceeds of common stock offering, net of offering costs	—	117,143
Proceeds from the exercise of options and warrants	41,806	11,666
Other, net	(1,723)	(8,806)
Net cash (used) provided by financing activities	(27,917)	38,419
Effect of exchange rate changes on cash	(780)	(1,434)
Net (decrease) increase in cash and cash equivalents	(48,662)	14,064
Cash and cash equivalents at beginning of period	55,251	11,509
Cash and cash equivalents at end of period	$6,589	25,573
Cash paid during the period for:
Interest	$35,235	34,792
Income taxes	5,128	3,067

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, “Forest” or the “Company”). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

On April 1, 2005, Forest purchased a private company whose primary assets are located in the Buffalo Wallow field in Texas and include approximately 33,000 gross acres located primarily in Hemphill and Wheeler Counties, Texas (“the Buffalo Wallow Acquisition”). The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on the fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Forest since the date of acquisition. The allocation of the purchase price is preliminary because certain items, such as the determination of the final tax basis and the fair value of certain assets and liabilities as of the acquisition date, have not been finalized.

(2) ACQUISITIONS AND DIVESTITURES (Continued)

The net cash consideration paid for the Buffalo Wallow Acquisition was allocated as of September 30, 2005, as follows:

(In Thousands)
Current assets	$9,172
Oil and gas properties	305,005
Goodwill	38,977
Other assets	68
Current liabilities	(25,807)
Derivative liability - current	(6,373)
Long-term debt	(35,000)
Asset retirement obligation	(705)
Deferred taxes	(88,692)
Net cash consideration	$196,645

Goodwill of $39.0 million has been recognized to the extent that cost exceeded the fair value of net assets acquired. Goodwill is not expected to be deductible for tax purposes. The goodwill was assigned to Forest’s Western business unit. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in one of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies.

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

Nine Months Ended September 30, 2004
(In Thousands Except Per Share Amounts)
Total revenue	$711,354
Earnings from continuing operations	78,466
Net earnings	77,891
Basic earnings per share	1.39
Diluted earnings per share	1.36

Divestitures

Spin-off and Merger of Offshore Gulf of Mexico Operations

Forest announced on September 12, 2005 that it intends to spin-off to Forest shareholders its offshore Gulf of Mexico operations, and that the Gulf of Mexico operations would immediately thereafter be acquired in a merger transaction by Mariner Energy, Inc. (“Mariner”). After the spin-off and merger,

(2) ACQUISITIONS AND DIVESTITURES (Continued)

Mariner will be a separately traded public company that will own and operate the combined businesses of Mariner and Forest’s Gulf of Mexico operations. The transaction is expected to be non-taxable to the stockholders of both companies.

Under the terms of the transaction, Forest will incorporate a separate entity (“Spinco”) and contribute all of its offshore Gulf of Mexico operations and certain derivative instruments into Spinco. Forest will distribute to its shareholders all of the common stock of Spinco, which will then merge with a wholly-owned subsidiary of Mariner in a stock-for-stock transaction. As a result of the transaction, in addition to retaining all of their shares of Forest Oil common stock, Forest shareholders will receive approximately 0.8 shares of Mariner common stock for each Forest share owned as of the record date of the transaction. Forest shareholders will receive approximately 58 percent of the common stock of Mariner on a diluted basis. In connection with the spin-off, Spinco will pay Forest $200 million of cash (subject to certain adjustments to reflect an economic effective date for the transaction of July 1, 2005), which Forest plans to use to pay down debt. Mariner has applied to list its shares on the New York Stock Exchange.

The transaction is subject to the approval of Mariner’s stockholders. The boards of directors of both companies have unanimously approved the merger. Completion of the transaction is expected in the first quarter of 2006.

Sale of Marketing Subsidiary

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

As a result of the sale, ProMark’s results of operations have been reported as discontinued operations in the accompanying financial statements. The components of loss from discontinued operations for the nine months ended September 30, 2004 are as follows:

Nine Months Ended
September 30, 2004
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

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, stock options, unvested restricted stock grants, and warrants. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Earnings from continuing operations	$3,265	31,775	94,337	79,542
Weighted average common shares outstanding during the period	61,946	59,019	61,198	56,058
Add dilutive effects of stock options and unvested restricted stock grants	1,194	370	1,077	324
Add dilutive effects of warrants	—	768	432	744
Weighted average common shares outstanding, including the effects of dilutive securities	63,140	60,157	62,707	57,126
Basic earnings per share from continuing operations	$.05	.54	1.54	1.42
Diluted earnings per share from continuing operations	$.05	.53	1.50	1.39

For the three months ended September 30, 2005 and 2004, options to purchase 4,200 and 1,228,400 shares of common stock, respectively, were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the common stock during the period. For the nine months ended September 30, 2005 and 2004, options to purchase 42,700 and 1,433,900 shares of common stock, respectively, were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the common stock during the period.

Forest had subscription warrants which entitled the holder to purchase 0.8 shares of common stock for $10.00, or an equivalent of $12.50 per share, and which were originally scheduled to expire on March 20, 2010 or earlier upon notice of expiration (the “Subscription Warrants”). On April 8, 2005, Forest gave notice that it was accelerating the expiration of the Subscription Warrants to May 9, 2005. During the nine months ended September 30, 2005, approximately 1.4 million common shares were issued in connection with the exercise of warrants. As of September 30, 2005, Forest had no outstanding warrants.

Comprehensive Earnings (Loss):

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings (loss). Items included in Forest’s other comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are foreign currency gains related to the translation of the assets and liabilities of Forest’s Canadian operations, changes in the unfunded pension liability, unrealized losses related to the change in fair value of derivative instruments designated as cash flow hedges, and unrealized losses related to the change in fair value of securities held for sale.

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Net earnings	$3,265	31,775	94,337	78,967
Other comprehensive income (loss):
Foreign currency translation gains	18,257	20,348	11,367	12,979
Unfunded pension liability, net of tax	—	—	(149)	—
Unrealized loss on effective derivative instruments, net of tax	(56,454)	(34,806)	(104,713)	(62,239)
Unrealized gain on securities available for sale, net of tax	—	773	—	1,654
Total comprehensive earnings (loss)	$(34,932)	18,090	842	31,361

(4) STOCK-BASED COMPENSATION

Forest applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the common stock. Compensation cost is recognized over the vesting period of options granted at a price less than the fair market value of the common stock at the date of the grant. No compensation cost is recognized for stock purchase rights that qualify under Section 423 of the Internal Revenue Code as a non-compensatory plan. Had compensation cost for Forest’s stock option grants and stock purchase rights been determined using the fair value of the options and purchase rights at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Forest’s pro forma net earnings and earnings per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Amounts)
Net earnings attributable to common stockholders, as reported	$3,265	31,775	94,337	78,967
Add: Stock-based employee compensation included in reported net earnings, net of tax	176	26	433	61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,388)	(2,574)	(4,382)	(8,223)
Pro forma net earnings	$2,053	29,227	90,388	70,805
Earnings per share:
Basic earnings per common share:
As reported	$.05	.54	1.54	1.41
Pro forma	$.03	.50	1.48	1.26
Diluted earnings per common share:
As reported	$.05	.53	1.50	1.38
Pro forma	$.03	.49	1.44	1.24

(5) LONG-TERM DEBT

Components of long-term debt are as follows:

	September 30, 2005				December 31, 2004
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$119,000	—	—	119,000	152,000	—	—	152,000
Canadian Credit Facility	—	—	—	—	—	—	—	—
8% Senior Notes Due 2008	265,000	(268)	6,232	270,964	265,000	(341)	7,952	272,611
8% Senior Notes Due 2011	285,000	8,073	5,203	298,276	285,000	9,042	5,829	299,871
7 3/4% Senior Notes Due 2014	150,000	(2,049)	15,289	163,240	150,000	(2,228)	16,565	164,337
	$819,000	5,756	26,724	851,480	852,000	6,473	30,346	888,819

(1)      Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

(6) PROPERTY AND EQUIPMENT

Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest’s primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. For the nine months ended September 30, 2005 and 2004, Forest capitalized $19.7 million and $17.3 million, respectively, of general and administrative costs related to exploration and development activity. Costs associated with production and general corporate activities are expensed in the period incurred.

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

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no such provisions for impairment of oil and gas properties in the periods presented, although our Canadian full cost pool, in

(6) PROPERTY AND EQUIPMENT (Continued)

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

The following table summarizes the activity for Forest’s asset retirement obligations for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Asset retirement obligations at beginning of period	$210,176	211,432
Accretion expense	12,951	12,900
Liabilities incurred	4,181	17,173
Liabilities assumed	705	7,997
Liabilities settled	(19,599)	(5,075)
Revisions of estimated liabilities	3,002	(11,682)
Impact of foreign currency exchange rate	433	534
Asset retirement obligations at end of period	211,849	233,279
Less: current asset retirement obligations	(34,733)	(20,911)
Long-term asset retirement obligations	$177,116	212,368

(8) EMPLOYEE BENEFITS

The following table sets forth the components of the net periodic cost of Forest’s defined benefit pension plans and postretirement benefits in the United States for the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits		Postretirement Benefits(1)		Pension Benefits		Postretirement Benefits(1)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(In Thousands)
Service cost	$—	—	167	158	—	—	501	474
Interest cost	581	431	113	138	1,743	1,293	339	414
Expected return on plan assets	(586)	(381)	—	—	(1,758)	(1,143)	—	—
Recognized actuarial loss	188	173	—	12	564	519	—	36
Total net periodic expense	$183	223	280	308	549	669	840	924

(1)                 Forest has concluded that the benefits provided by its plans are actuarially equivalent to Medicare Part D under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). As a result of the Act’s subsidy, Forest’s projected benefit obligation was reduced by approximately $.5 million in 2005.

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

Commodity Hedges

Forest periodically hedges a portion of its oil and gas production through swap, basis swap, and collar agreements. The purpose of the hedges is to provide a measure of stability to Forest’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest’s commodity hedges are generally designated as cash flow hedges; however, from time to time certain commodity hedges do not qualify for cash flow hedge accounting either at the inception of the hedge or during the term of the hedge, even though the instruments are expected to serve as effective economic hedges of Forest’s commodity price exposure.

As a result of production deferrals experienced in the Gulf of Mexico related to Hurricanes Katrina and Rita, Forest was required to discontinue cash flow hedge accounting on various of the Company’s natural gas and oil cash flow hedges during the third quarter of 2005. Accordingly, unrealized hedging losses of $42.8 million were recorded in the current period rather than being deferred as other comprehensive income until the hedged item is recognized in earnings. Additionally, the Company recorded approximately $23.0 million and $26.1 million of unrealized losses during the three and nine

(9) FINANCIAL INSTRUMENTS (Continued)

months ended September 30, 2005, respectively, related to several collar agreements that did not qualify for cash flow hedge accounting.

The Company is also required to measure ineffectiveness on hedges that qualify for cash flow hedge accounting but do not qualify as “perfect” hedges. Ineffectiveness occurs when the change in the fair value of the hedged item (i.e., oil and natural gas) is not equally offset by the change in the fair value of the hedge instrument.

The table below summarizes the realized and unrealized losses Forest incurred related to its hedging activities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$(64,313)	(30,447)	(118,663)	(80,109)
Realized (losses) gains on derivatives not designated as cash flow hedges(2)	(38)	(675)	280	310
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	(6,296)	79	(5,504)	101
Unrealized losses on derivatives not designated as cash flow hedges (2)	(65,799)	(3,663)	(68,861)	(3,468)
Total realized and unrealized losses recorded	$(136,446)	(34,706)	(192,748)	(83,166)

(1)                 Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)                 Included in other expense (income), net in the Condensed Consolidated Statements of Operations.

The tables below set forth, as of September 30, 2005, the quantity of oil and gas hedged under commodity swaps and collars. The table includes all the Company’s commodity swaps and collars, including those instruments that do not qualify for cash flow hedge accounting.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Fourth Quarter 2005	103.4	$5.09	8,500	$35.42
First Quarter 2006	50.0	6.02	4,000	31.58
Second Quarter 2006	50.0	6.02	4,000	31.58
Third Quarter 2006	50.0	6.02	4,000	31.58
Fourth Quarter 2006	50.0	6.02	4,000	31.58

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fourth Quarter 2005	43.4	$5.85/7.17	1,000	$42.00/47.30
First Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Second Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Third Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Fourth Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87

(9) FINANCIAL INSTRUMENTS (Continued)

	Three-way Collars
	Oil (NYMEX WTI)
	Barrels per Day	Weighted Average Hedged Lower Floor Price per Bbl	Weighted Average Hedged Upper Floor Price per Bbl	Weighted Average Hedged Ceiling Price per Bbl
Fourth Quarter 2005	1,500	$24.00	$28.00	$32.00

Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At September 30, 2005, there were basis swaps not designated as cash flow hedges in place with weighted average volumes of 40.0 Bbtu per day for the remainder of 2005.

At September 30, 2005, the net fair value of Forest’s commodity derivative contracts was a liability of $333.2 million (of which $290.4 million was classified as current). Based on the estimated fair values of the derivative contracts at September 30, 2005, Forest would reclassify net losses of $214.2 million into earnings related to the derivative contracts during the next 12 months; however, actual gains or losses recognized may differ materially. Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

Interest Rate Swaps

In prior years, Forest entered into interest rate swaps designated as fair value hedges of fixed rate debt. The swaps were intended to exchange the fixed interest rates on the notes for variable rates over the terms of the notes. Forest terminated these interest rate swaps in 2002 and 2003. The aggregate gains of $40.7 million were deferred and added to the carrying value of the related debt, and are being amortized as a reduction of interest expense over the remaining terms of the notes. During the three months ended September 30, 2005 and 2004, Forest recognized a portion of the gains by reducing interest expense by $1.2 million in each period. During the nine months ended September 30, 2005 and 2004, Forest recognized a portion of the gains by reducing interest expense by $3.6 million and $3.7 million, respectively.

(10) COMMON STOCK OFFERING

In June 2004, Forest issued 5.0 million shares of common stock at a price of $24.40 per share. Net proceeds from this offering were approximately $117.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering were used to fund a portion of the Wiser Acquisition.

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At September 30, 2005, Forest had five reportable segments consisting of oil and gas operations in five business units (Gulf Coast, Western, Alaska, Canada, and International). Forest’s remaining processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Three Months Ended September 30, 2005

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$118,492	66,404	33,296	218,192	47,958	—	266,150
Expenses:
Lease operating expenses	25,117	10,282	11,368	46,767	4,809	—	51,576
Production and property taxes	3,612	6,697	46	10,355	559	—	10,914
Transportation costs	761	633	1,858	3,252	1,345	—	4,597
General and administrative	1,526	1,460	368	3,354	1,056	113	4,523
Depletion	46,870	15,816	10,962	73,648	16,349	—	89,997
Accretion of asset retirement obligation	3,474	232	399	4,105	236	11	4,352
Retrospective insurance costs	4,002	—	—	4,002	—	—	4,002
Earnings (loss) from operations	$33,130	31,284	8,295	72,709	23,604	(124)	96,189
Capital expenditures	$51,017	60,106	5,969	117,092	31,684	1,135	149,911
Net oil and gas properties	$1,250,046	973,405	368,068	2,591,519	433,298	55,810	3,080,627
Goodwill	$14,602	71,479	—	86,081	15,509	—	101,590

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$96,189
Processing and marketing income, net	2,086
Corporate general and administrative expense	(5,324)
Administrative asset depreciation	(1,032)
Interest expense	(15,664)
Unrealized losses on derivative instruments	(72,095)
Other expense, net	(379)
Earnings before income taxes and discontinued operations	$3,781

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Nine Months Ended September 30, 2005

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$402,570	187,943	86,702	677,215	117,160	—	794,375
Expenses:
Lease operating expenses	67,213	27,865	35,609	130,687	14,532	—	145,219
Production and property taxes	10,605	17,581	1,168	29,354	2,004	—	31,358
Transportation costs	2,822	1,539	5,522	9,883	4,469	—	14,352
General and administrative	7,277	4,145	2,103	13,525	3,827	681	18,033
Depletion	155,306	50,495	30,681	236,482	45,354	—	281,836
Accretion of asset retirement obligation	10,366	740	1,149	12,255	675	21	12,951
Retrospective insurance costs and impairment of oil and gas properties	4,002	—	—	4,002	—	2,924	6,926
Earnings (loss) from operations	$144,979	85,578	10,470	241,027	46,299	(3,626)	283,700
Capital expenditures	$155,517	407,137	13,206	575,860	77,539	2,389	655,788
Net oil and gas properties	$1,250,046	973,405	368,068	2,591,519	433,298	55,810	3,080,627
Goodwill	$14,602	71,479	—	86,081	15,509	—	101,590

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$283,700
Processing and marketing income, net	5,207
Corporate general and administrative expense	(13,661)
Administrative asset depreciation	(2,718)
Interest expense	(46,224)
Unrealized losses on derivative instruments	(74,365)
Other expense, net	(3,971)
Earnings before income taxes and discontinued operations	$147,968

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Three Months Ended September 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$148,533	48,221	12,371	209,125	35,868	—	244,993
Expenses:
Lease operating expenses	28,673	9,549	7,952	46,174	6,227	—	52,401
Production and property taxes	2,859	4,379	676	7,914	360	—	8,274
Transportation costs	847	187	2,059	3,093	1,275	—	4,368
General and administrative	2,157	920	770	3,847	1,128	—	4,975
Depletion	57,014	9,792	12,341	79,147	14,422	—	93,569
Accretion of asset retirement obligation	3,534	303	373	4,210	262	—	4,472
Earnings (loss) from operations	$53,449	23,091	(11,800)	64,740	12,194	—	76,934
Capital expenditures	$39,748	15,294	4,163	59,205	11,078	1,375	71,658
Net oil and gas properties	$1,296,060	584,907	385,509	2,266,476	428,071	57,589	2,752,136
Goodwill	$16,401	36,080	—	52,481	11,497	—	63,978

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$76,934
Processing and marketing income, net	400
Corporate general and administrative expense	(3,000)
Administrative asset depreciation	(1,014)
Interest expense	(16,604)
Unrealized losses on derivative instruments	(3,584)
Other expense, net	(990)
Earnings before income taxes and discontinued operations	$52,142

(11) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Nine Months Ended September 30, 2004

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$409,975	117,410	46,399	573,784	72,934	—	646,718
Expenses:
Lease operating expenses	84,247	21,384	27,039	132,670	11,788	—	144,458
Production and property taxes	8,619	10,725	2,221	21,565	1,252	—	22,817
Transportation costs	2,559	568	7,069	10,196	1,592	—	11,788
General and administrative	6,006	1,865	2,548	10,419	2,612	—	13,031
Depletion	157,183	23,633	43,567	224,383	30,551	—	254,934
Accretion of asset retirement obligation	10,400	893	1,098	12,391	509	—	12,900
Impairment of oil and gas properties	—	—	—	—	—	1,690	1,690
Earnings (loss) from operations	$140,961	58,342	(37,143)	162,160	24,630	(1,690)	185,100
Capital expenditures	$228,042	200,767	9,048	437,857	134,518	3,900	576,275
Net oil and gas properties	$1,296,060	584,907	385,509	2,266,476	428,071	57,589	2,752,136
Goodwill	$16,401	36,080	—	52,481	11,497	—	63,978

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$185,100
Processing and marketing income, net	1,406
Corporate general and administrative expense	(9,473)
Administrative asset depreciation	(2,751)
Interest expense	(42,635)
Unrealized losses on derivative instruments	(3,367)
Other income, net	350
Earnings before income taxes and discontinued operations	$128,630

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Forest has an Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to quarterly purchase Forest’s common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on Forest’s financial position, future results of operations, or liquidity. Historically, the ESPP compensatory amounts that would have been recorded under SFAS 123(R) have been nominal.

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

Recent Developments

Spin-off and Merger of Offshore Gulf of Mexico Operations

Forest announced on September 12, 2005 that it intends to spin-off to Forest shareholders its offshore Gulf of Mexico operations, and that the Gulf of Mexico operations would immediately thereafter be acquired in a merger transaction by Mariner Energy, Inc. (“Mariner”). After the spin-off and merger, Mariner will be a separately traded public company that will own and operate the combined businesses of Mariner and Forest’s Gulf of Mexico operations. The transaction is expected to be non-taxable to the stockholders of both companies.

Under the terms of the transaction, Forest will incorporate a separate entity (“Spinco”) and contribute all of its offshore Gulf of Mexico operations and certain derivative instruments into Spinco. Forest will distribute to its shareholders all of the common stock of Spinco, which will then merge with a wholly-owned subsidiary of Mariner in a stock-for-stock transaction. As a result of the transaction, in addition to retaining all of their shares of Forest Oil common stock, Forest shareholders will receive approximately 0.8 shares of Mariner common stock for each Forest share owned as of the record date of the transaction. Forest shareholders will receive approximately 58 percent of the common stock of Mariner on a diluted basis. Spinco will borrow from a third party and pay to Forest $200 million of cash (subject to certain adjustments to reflect an economic effective date for the transaction of July 1, 2005), which Forest plans to use to pay down debt. Mariner has applied to list its shares on the New York Stock Exchange.

The transaction is subject to the approval of Mariner’s stockholders. The boards of directors of both companies have unanimously approved the merger. Completion of the transaction is expected in the first quarter of 2006. As of December 31, 2004, Forest’s offshore Gulf of Mexico operations were estimated to contain approximately 340 billion cubic feet equivalent of proved reserves, 79% of which were natural gas. As of December 31, 2004, the net acreage associated with Forest’s Gulf of Mexico operations was approximately 664,000 acres.

Hurricane Impact

Our operations were adversely affected by one of the most active hurricane seasons in recorded history, primarily with respect to our Gulf of Mexico operations. During the third quarter of 2005, we estimate that 6 Bcfe of total available production was shut-in and deferred until later dates as a result of Hurricanes Katrina and Rita. As of October 31, 2005, approximately 100 to 110 MMcfe per day remained shut in. Accordingly, our fourth quarter production will be negatively impacted as well. We estimate that 10 Bcfe of total available production will remain shut-in and deferred in the fourth quarter of 2005.

We carry property and casualty insurance to insure against property damages such as those caused by hurricanes. The insurance has a $5 million deductible for each occurrence. Our estimated uninsured liability for the repair of our facilities damaged by hurricanes in the third quarter of 2005 will be $10 million, the majority of which will be incurred in the fourth quarter of 2005 as the related repairs are made. Our insurance does not insure against losses or deferrals of production caused by shut-in production.

Overview of Third Quarter 2005 Results

Our reported earnings of $3.3 million for the third quarter of 2005, or $.05 per diluted share, was 90% lower than net income of $31.8 million, or $.53 per diluted share, for the same period in 2004. The quarter-over-quarter net income change was primarily caused by the following factors:

•       Unrealized losses recorded on commodity hedges increased approximately $68.5 million over the prior year’s third quarter due to several hedges that no longer qualified for cash flow hedge accounting as a result of Hurricanes Katrina and Rita and due to an increase in the ineffectiveness measured and recorded on other commodity hedges. See Note 9 to the Condensed Consolidated Financial Statements for more information.

•       Sales volumes decreased 14% to 40.1 Bcfe in the third quarter of 2005 from 46.5 Bcfe in 2004. The decrease in production volumes was primarily attributable to approximately 6 Bcfe of production shut-in during the third quarter of 2005 due to hurricanes in the Gulf of Mexico and anticipated declines in production rates in other areas offset by additional production from the Buffalo Wallow Acquisition in April 2005 and the continued drilling and development of these and other properties.

•       Oil and natural gas revenues increased 9% to $266.2 million in the third quarter of 2005 from $245.0 million in the corresponding period in 2004 due to higher realized prices.

•       Average realized prices increased 26% to $6.64 per Mcfe in 2005 from $5.27 per Mcfe in 2004.

Results of Operations

Oil and Gas Sales

Net oil and gas production in the third quarter of 2005 decreased to 40.1 Bcfe or an average of 435.8 MMcfe per day, from 46.5 Bcfe or an average of 505.8 MMcfe per day in the third quarter of 2004. The decrease in production was due primarily to shut-in production in the Gulf of Mexico region due to Hurricanes Katrina and Rita. Net oil and gas production in the first nine months of 2005 increased to 129.7 Bcfe or an average of 475.1 MMcfe per day, from 126.2 Bcfe or an average of 460.5 MMcfe per day in the first nine months of 2004. The increase of 3.5 Bcfe was due primarily to the Buffalo Wallow Acquisition in April 2005, the drilling and development of the these and other properties, offset by approximately 6 Bcfe of production shut-in and deferred due to the hurricane activity in the third quarter of 2005.

Oil and natural gas revenues were $266.2 million and $794.4 million during the three and nine months ended September 30, 2005, as compared to $245.0 million and $646.7 million for the same periods in the prior year. The increase in oil and natural gas revenues for the three month period was primarily due to a 26% increase in the average realized sales price per Mcfe from $5.27 in 2004 to $6.64 in 2005, partially offset by a net 14% decrease in oil and gas production as discussed above. Likewise, the increase in oil and natural gas revenues for the nine month period was primarily due to a 20% increase in the average realized sales price per Mcfe and a 3% increase in oil and gas production.

The average realized sales prices for the periods presented include hedging losses that we recognized on our derivative instruments. For the three and nine months ended September 30, 2005, Forest recognized hedging losses of $64.3 million and $118.7 million, respectively, compared to hedging losses of $30.4 million and $80.1 million during the same periods in the prior year.

Sales volumes, oil and gas sales revenue, and average sales prices for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	2005				2004
	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	19,848	1,833	431	33,432	25,094	2,140	188	39,062
Canada	4,821	203	103	6,657	4,888	323	107	7,468
Total	24,669	2,036	534	40,089	29,982	2,463	295	46,530
Revenues (in thousands)(1):
United States	$122,512	82,130	13,550	218,192	136,591	67,379	5,155	209,125
Canada	33,558	10,359	4,041	47,958	20,833	11,901	3,134	35,868
Total	$156,070	92,489	17,591	266,150	157,424	79,280	8,289	244,993
Average sales price:
United States(1)	$6.17	44.81	31.44	6.53	5.44	31.49	27.42	5.35
Canada(1)	6.96	51.03	39.23	7.20	4.26	36.85	29.29	4.80
Total sales price received	$7.82	58.92	32.94	8.24	5.57	40.70	28.10	5.92
Hedging effects	(1.49)	(13.49)	—	(1.60)	(.32)	(8.51)	—	(.65)
Net sales price received	$6.33	45.43	32.94	6.64	5.25	32.19	28.10	5.27

(1)                 Includes the effects of hedging. See Note 9 to the Condensed Consolidated Financial Statements for further details regarding hedging activities.

	Nine Months Ended September 30,
	2005				2004
	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total	Natural Gas	Oil and Condensate	Natural Gas Liquids	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	66,264	5,892	1,444	110,280	68,343	6,426	443	109,557
Canada	13,676	638	318	19,412	11,285	612	280	16,637
Total	79,940	6,530	1,762	129,692	79,628	7,038	723	126,194
Revenues (in thousands)(1):
United States	$390,978	245,611	40,626	677,215	368,566	193,834	11,384	573,784
Canada	79,733	26,564	10,863	117,160	44,073	21,504	7,357	72,934
Total	$470,711	272,175	51,489	794,375	412,639	215,338	18,741	646,718
Average sales price:
United States(1)	$5.90	41.69	28.13	6.14	5.39	30.16	25.70	5.24
Canada(1)	5.83	41.64	34.16	6.04	3.91	35.14	26.28	4.38
Total sales price received	$6.63	50.74	29.22	7.04	5.58	37.40	25.92	5.75
Hedging effects	(.74)	(9.06)	—	(.91)	(0.40)	(6.80)	—	(.63)
Net sales price received	$5.89	41.68	29.22	6.13	5.18	30.60	25.92	5.12

(1)                 Includes the effects of hedging. See Note 9 to the Condensed Consolidated Financial Statements for further details regarding hedging activities.

Lease Operating Expenses

The table below sets forth the detail of lease operating expenses (“LOE”), the primary component of oil and gas production expense, for the three and nine months ended September 30, 2005;

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Mcfe Amounts)
Direct operating expense and overhead	$43,727	48,366	122,817	128,785
Workover expense	6,930	4,035	21,426	15,673
Hurricane repairs	919	—	976	—
Total LOE	$51,576	52,401	145,219	144,458
LOE per Mcfe	$1.29	1.13	1.12	1.14

As reflected above, direct operating expenses and overhead declined in 2005 compared to 2004 in each of the respective periods due to cost control efforts focused primarily on our Gulf Coast business unit implemented in late 2004 but were offset primarily by higher workover costs. On a per-unit basis, total LOE increased 14% to $1.29 per Mcfe in the third quarter of 2005 from $1.13 per Mcfe in the third quarter of 2004 due primarily to hurricane activity in the third quarter of 2005 that deferred Gulf of Mexico production.

Production and Property Taxes

Production and property taxes increased by 32% or $2.6 million during the third quarter 2005 as compared to the prior year’s third quarter. Production and property taxes increased by 37% or $8.5 million during the nine months ended September 30, 2005 as compared to the corresponding period in 2004. The increases in each period are primarily a result of the higher realized oil and gas revenues, higher assessed property valuations, and a change in our production mix with a higher percentage of onshore production, which is generally subject to production taxes, versus offshore production which is generally not subject to production taxes.

Transportation Costs

Transportation costs increased to $4.6 million in the three months ended September 30, 2005 from $4.4 million for the corresponding 2004 period. Transportation costs on a per-Mcfe basis were $.11 per Mcfe and $.09 per Mcfe, for the quarters ended September 30, 2005 and 2004, respectively. Transportation costs increased to $14.4 million in the nine months ended September 30, 2005 from $11.8 million for the corresponding 2004 period as a result of increases in production as well as increases in commodity prices. Transportation costs on a per-Mcfe basis were $.11 per Mcfe and $.09 per Mcfe, for the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative Expense; Overhead

The following table summarizes the components of total overhead costs incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands Except Per Mcfe Amounts)
Total overhead costs	$16,912	13,466	51,347	39,826
Overhead costs capitalized	(7,065)	(5,491)	(19,653)	(17,322)
Overhead costs expensed	$9,847	7,975	31,694	22,504
Overhead costs expensed per Mcfe	$.25	.17	.24	.18

The increase in total overhead costs and overhead costs expensed in the three and nine month periods was primarily related to an increase in salaries and related burdens caused by our hiring additional employees in conjunction with our recent acquisitions, general increases in salaries due to an increasingly competitive market for experienced oil and gas professionals, and increases in health insurance costs.

Depreciation and Depletion

Depreciation, depletion and amortization expense for the three months ended September 30, 2005 was $91.0 million compared to $94.6 million for the same period in 2004. On an equivalent Mcf basis, depreciation, depletion and amortization expense was $2.27 per Mcfe for the three months ended September 30, 2005 compared to $2.03 per Mcfe for the same period in the prior year. During the nine months ended September 30, 2005, depreciation, depletion and amortization expense was $284.6 million or $2.19 per Mcfe as compared to $257.7 million or $2.04 per Mcfe for the same period in the prior year. The increases of $.24 per Mcfe and $.15 per Mcfe for the three and nine months ended September 30, 2005 as compared to the corresponding periods in the prior year, respectively, are primarily due to higher finding and development costs as well as higher anticipated drilling and completion costs on future development activities.

Retrospective Insurance Costs and Impairment of Oil and Gas Properties

During the three and nine months ended September 30, 2004, we accrued $.2 million and $.7 million, respectively, of retrospective insurance costs, which are representative of the additional amounts that we estimate would be payable to the mutual insurance company with whom we carry a portion of our insurance if we elected to withdraw our membership. In addition, at the end of the third quarter, the mutual insurance company increased its incurred but not reported loss reserve (“IBNR reserve”) as a result of damage from Hurricane Katrina.  Due to the significance of the increase in the IBNR reserve, Forest’s estimated portion of the loss was billed in the third quarter of 2005, resulting in an additional premium payable by Forest in 2005 of $3.3 million. To date, we have accrued approximately $9.1 million in retrospective insurance costs, of which $5.8 million is payable only if we elect to withdraw from the mutual insurance company at the end of 2005. Forest has made no such election in 2005.

During the nine months ended September 30, 2005, Forest recorded an impairment of $2.9 million related to certain international properties, principally related to its leaseholds in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalize our international assets to concentrate on fewer areas.

Interest Expense

Interest expense in the third quarter of 2005 totaled $15.7 million compared to $16.6 million in the third quarter of 2004. The decrease in interest expense for the third quarter of 2005 compared to the third quarter of 2004 was due primarily to lower average debt balances partially offset by higher average interest rates. Interest expense for the first nine months of 2005 was $46.2 million compared to $42.6 million in the first nine of 2004. The increase in interest expense during the nine months ended September 30, 2005 as compared to the same period in 2004 was due primarily to higher average interest rates partially offset by lower average debt balances.

Unrealized Losses on Derivative Instruments

Unrealized losses on derivative instruments for the three and nine months ended September 30, 2005 of $72.1 million and $74.4 million, respectively, includes $65.8 million and $68.9 million, respectively, of mark-to-market adjustments on the derivative instruments that do not qualify for cash flow hedge accounting as well as $6.3 million and $5.5 million, respectively, of hedging ineffectiveness.

As a result of production deferrals experienced in the Gulf of Mexico related to Hurricanes Katrina and Rita, we were required to discontinue cash flow hedge accounting on various of our natural gas and oil cash flow hedges during the third quarter of 2005. Accordingly, unrealized hedging losses of $42.8 million were recorded in the current period rather than being deferred as other comprehensive income until the hedged item is recognized in earnings. Additionally, we recorded approximately $23.0 million and $26.1 million of unrealized losses during the three and nine months ended September 30, 2005, respectively, related to several collar agreements that did not qualify for cash flow hedge accounting since the acquisition or execution of the instruments. Hedge ineffectiveness of $6.3 million and $5.5 million recorded in the three and nine months ended September 30, 2005, respectively, is related to a widened basis differential between the indexes that our hedges are based and the indexes that our actual production is sold.

Current and Deferred Income Tax Expense

Forest recorded income tax expense of $.5 million and $53.6 million in the three and nine months ended September 30, 2005, compared to $20.4 million and $49.1 million in the comparable periods of 2004. The decrease in income tax expense for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 was attributable to the decrease in earnings before income taxes. Conversely, the increase in income tax expense in the corresponding nine month periods was due to an increase in earnings before income taxes.

Discontinued Operations

On March 1, 2004, the assets and business operations of our Canadian marketing subsidiary, ProMark, were sold to Cinergy Canada, Inc. for $11.2 million CDN. See Note 2 to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

In 2005, as in 2004, we expect our cash flow from operations to provide our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available to fund acquisitions, in whole or in part, or for other corporate purposes. During the nine months ended September 30, 2005, our operating cash flow has exceeded capital expenditures excluding acquisitions of subsidiaries by $157.3 million compared to $126.4 million in the corresponding period in 2004.

The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While price declines could adversely affect the amount of cash flow generated from operations, we utilize a hedging program to mitigate the risks associated with volatile oil and gas prices. As of September 30, 2005, Forest had hedged approximately 19.6 Bcfe of its remaining 2005 production primarily to protect the economics of recent acquisitions of oil and gas properties. This level of hedging provides greater certainty of the cash flow we will receive for our 2005 production. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2005 and 2006 hedging contracts, see Note 9 to the Condensed Consolidated Financial Statements.

Another source of liquidity is our $600 million revolving bank credit facilities, as explained below, under the caption “Bank Credit Facilities.”  We use the credit facilities to fund daily operating activities and acquisitions in the United States and Canada as needed. As of September 30, 2005, we had $473.5 million available under the credit facilities.

The public capital markets have been our principal source of permanent financing. We have issued debt and equity in both public and private offerings in the past, and we expect that these sources of capital should continue to be available to us in the future. Nevertheless, ready access to capital on reasonable terms are subject to many uncertainties, as explained in Forest’s 2004 Annual Report on Form 10-K under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

We recently announced our intention to spin-off to Forest shareholders our offshore Gulf of Mexico operations. These operations accounted for approximately 39% and 43% of our total oil and gas production for the three and nine months ended September 30, 2005, respectively, and 35% and 41% of our consolidated oil and gas revenues for the same periods, respectively. As a result of the spin-off, we expect future cash flows from operations to be appreciably lower than had we retained these properties, however, we also expect a significant decrease in capital expenditures. In connection with the spin-off, we expect to receive approximately $200 million (subject to certain adjustments to reflect an economic effective date for the transaction of July 1, 2005), which we plan to use to pay down debt.

We do not believe the spin-off will have a material impact on our liquidity or capital resources. We have amended our credit facilities to allow for the spin-off and, as described below, our global borrowing base will be adjusted to $600 million upon completion of the spin-off.

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

Currently, the amount available under the credit facilities is determined by a borrowing base (the “Global Borrowing Base”). Effective October 19, 2005, the Global Borrowing Base was increased to $900 million. Concurrent with the spin-off of the offshore Gulf of Mexico operations, the Global Borrowing Base will be reduced to $600 million. However, our borrowing capacity is limited to $600 million, the current commitment level. At September 30, 2005, there were outstanding borrowings of $119 million under the U.S. credit facility at a weighted average interest rate of 5.1%, and there were no outstanding borrowings under the Canadian credit facility. We also had used the credit facilities for approximately $7.5 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $473.5 million at September 30, 2005.

On October 31, 2005, amounts outstanding under the U.S. facility were $132 million at a weighted average interest rate of 5.3%, and there were no amounts outstanding under the Canadian facility. As a result of increased amounts outstanding, and $7.5 million in letters of credit outstanding, the unused borrowing amount on October 31, 2005 was approximately $460.5 million.

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

Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash (used) provided by financing activities for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004	% Change
	(Dollar Amounts In Thousands)
Net cash provided by operating activities	$518,432	363,621	43%
Net cash used by investing activities	(538,397)	(386,542)	39%
Net cash (used) provided by financing activities	(27,917)	38,419	(173)%

The increase in net cash provided by operating activities in the nine months ended September 30, 2005 compared to the same period of 2004 was due primarily to higher oil and gas revenues. The increase in cash used by investing activities in the nine months ended September 30, 2005 was due primarily to increased capital spending. Net cash used by financing activities in the nine months ended September 30, 2005 included net bank repayments of $68.0 million offset by proceeds from the exercise of stock options and warrants of $14.4 million and $27.0 million, respectively. The 2004 period included net bank debt repayments of $87.9 million offset by proceeds from the issuance of common stock of $117.1 million and proceeds from the exercise of stock options and warrants of approximately $11.7 million.

Capital Expenditures

Expenditures for property acquisition, exploration, and development were as follows:

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Property acquisition costs(1):
Proved properties	$242,997	328,119
Unproved properties	69,350	54,003
	312,347	382,122
Exploration costs:
Direct costs	96,690	66,254
Overhead capitalized	9,710	9,071
	106,400	75,325
Development costs:
Direct costs	227,098	110,577
Overhead capitalized	9,943	8,251
	237,041	118,828
Total capital expenditures for property acquisition, exploration, and development(1)(2)	$655,788	576,275

(1)                 Total capital expenditures include both cash expenditures and accrued expenditures. In addition, property acquisitions include a gross up for deferred taxes of approximately $88.7 million in 2005 and $50.6 million in 2004.

(2)                 Does not include estimated discounted asset retirement obligations of $7.9 million and $13.5 million related to assets placed in service during the nine months ended September 30, 2005 and 2004, respectively.

Forest’s anticipated expenditures for exploration and development in 2005 are estimated to range from $475 million to $500 million. Some of the factors impacting the level of capital expenditures in 2005 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of the oil field services, and weather disruptions.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be materially impacted by this Interpretation.

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

In order to reduce the impact of fluctuations in prices, or to protect the economics of property acquisitions, we make use of an oil and gas hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, and other financial instruments with counterparties who, in general, are participants in our credit facilities. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons. Hedging arrangements covered 52% and 63%, of our consolidated production, on an equivalent basis, during the three months ended September 30, 2005 and 2004, respectively, and 48% and 59% during the nine months ended September 30, 2005 and 2004, respectively. We do not enter into derivative instruments for trading purposes.

See Note 9 to the Condensed Consolidated Financial Statements for information regarding the terms of the Forest’s derivative instruments that are sensitive to changes in both current and forward oil and gas prices.

The following table reconciles the changes that occurred in the fair values of Forest’s open derivative contracts during the nine months ended September 30, 2005, beginning with the fair value of our commodity contracts on December 31, 2004, plus the change in fair value during the period, plus the fair value of commodity contracts acquired in connection with the acquisition of oil and gas companies, and plus the contract losses settled, or recognized, during the period.

Fair Value of
Derivative Contracts
(In Thousands)
Unrealized losses on contracts as of December 31, 2004	$(90,249)
Net decrease in fair value	(355,006)
Unrealized losses on acquired contracts	(6,373)
Net contract losses realized	118,383
Unrealized losses on contracts of as September 30, 2005	$(333,245)

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

Interest Rate Risk

The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest’s debt obligations and the fair value of debt obligations at September 30, 2005:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	119,000	—	—	119,000	119,000
Average interest rate(1)	—	5.1%	—	—	5.1%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	754,725
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(2)	7.13%	—	7.71%	6.56%	7.24%

(1)                 As of September 30, 2005.

(2)                 The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011, and the 7 3/4% Senior Notes due 2014 are reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps, and unamortized premiums and discounts.

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

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2005. Based on the evaluation, they believe that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. EXHIBITS

(a)  Exhibits.

4.1*

First Amendment to U.S. Amended and Restated Credit Agreement, dated effective as of October 19, 2005, among Forest Oil Corporation, each of the lenders that is a party thereto, Bank of American, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, Bank of Montreal and The Toronto-Dominion Bank, as Co-Canadian Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and JPMorgan Chase Bank, N.A., as Global Administrative Agent.

10.1*	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation; Mariner Energy, Inc. and MEI Sub, Inc.
10.2*	Tax Sharing Agreement between Forest Oil Corporation, SML Wellhead Corporation and Mariner Energy, Inc. dated as of September 9, 2005.
10.3*	Transition Services Agreement, dated as of September 9, 2005, between Forest Oil Corporation and SML Wellhead Corporation.
10.4*	Employee Benefits Agreement dated as of September 9, 2005 between Forest Oil Corporation and SML Wellhead Corporation.
10.5*	Distribution Agreement dated as of September 9, 2005 between Forest Oil Corporation and SML Wellhead Corporation.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*                    Filed herewith.

+                Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forest Oil Corporation (Registrant)
November 9, 2005	By:	/s/ DAVID H. KEYTE
David H. Keyte
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND
Victor A. Wind
Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.1

First Amendment to U.S. Amended and Restated Credit Agreement, dated effective as of October 19, 2005, among Forest Oil Corporation, each of the lenders that is a party thereto, Bank of American, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, Bank of Montreal and The Toronto-Dominion Bank, as Co-Canadian Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and JPMorgan Chase Bank, N.A., as Global Administrative Agent.

10.1	Agreement and Plan of Merger dated as of September 9, 2005 among Forest Oil Corporation, SML Wellhead Corporation; Mariner Energy, Inc. and MEI Sub, Inc.
10.2	Tax Sharing Agreement between Forest Oil Corporation, SML Wellhead Corporation and Mariner Energy, Inc. dated as of September 9, 2005.
10.3	Transition Services Agreement, dated as of September 9, 2005, between Forest Oil Corporation and SML Wellhead Corporation.
10.4	Employee Benefits Agreement dated as of September 9, 2005 between Forest Oil Corporation and SML Wellhead Corporation.
10.5	Distribution Agreement dated as of September 9, 2005 between Forest Oil Corporation and SML Wellhead Corporation.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.