Form 10-Q
period 2006-03-31
FOREST OIL CORP
filed 2006-05-10
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 30, 2006 there were 62,799,154 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March  31, 2006

i

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,310	7,231
Accounts receivable	159,459	178,124
Derivative instruments	7,286	941
Deferred tax assets	21,533	77,346
Other current assets	39,803	52,283
Total current assets	234,391	315,925
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,078,900 and $3,059,031	2,205,335	2,898,774
Unproved	255,909	275,684
Net oil and gas properties	2,461,244	3,174,458
Other property and equipment, net of accumulated depreciation and amortization of $28,803 and $32,527	26,873	25,560
Net property and equipment	2,488,117	3,200,018
Derivative instruments	1,410	—
Goodwill	86,984	87,072
Other assets	30,987	42,531
	$2,841,889	3,645,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,716	312,076
Accrued interest	18,016	4,260
Derivative instruments	58,858	151,678
Asset retirement obligations	1,497	33,329
Other current liabilities	19,883	21,573
Total current liabilities	315,970	522,916
Long-term debt	1,056,363	884,807
Asset retirement obligations	59,502	178,225
Other liabilities	44,596	45,691
Deferred income taxes	146,444	329,385
Total liabilities	1,622,875	1,961,024
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 64,645,608 and 64,548,229 shares issued and outstanding	6,465	6,455
Capital surplus	1,225,109	1,529,102
(Accumulated deficit) retained earnings	(27,035)	217,293
Accumulated other comprehensive income (loss)	64,556	(18,220)
Treasury stock, at cost, 1,860,143 and 1,861,143 shares held	(50,081)	(50,108)
Total shareholders’ equity	1,219,014	1,684,522
	$2,841,889	3,654,546

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$127,053	154,526
Oil, condensate, and natural gas liquids	92,043	104,344
Total oil and gas sales	219,096	258,870
Marketing, processing, and other	2,350	1,421
Total revenue	221,446	260,291
Operating expenses:
Lease operating expenses	45,331	47,860
Production and property taxes	10,728	9,897
Transportation costs	4,729	5,172
General and administrative (including stock-based compensation of $7,854 and $128 in 2006 and 2005, respectively)	17,136	10,756
Depreciation and depletion	77,668	96,276
Accretion of asset retirement obligations	3,352	4,277
Impairments	—	2,924
Spin-off and merger costs	5,416	—
Total operating expenses	164,360	177,162
Earnings from operations	57,086	83,129
Other income and expense:
Interest expense	15,151	14,499
Unrealized losses on derivative instruments, net	24,114	6,580
Realized losses on derivative instruments, net	3,915	532
Other expense, net	860	1,401
Total other income and expense	44,040	23,012
Earnings before income taxes and discontinued operations	13,046	60,117
Income tax expense:
Current	1,002	1,557
Deferred	10,795	19,689
Total income tax expense	11,797	21,246
Earnings from continuing operations	1,249	38,871
Income from discontinued operations, net of tax	2,422	—
Net earnings	$3,671	38,871
Basic earnings per common share:
Earnings from continuing operations	$.02	.65
Income from discontinued operations, net of tax	.04	—
Net earnings per common share	$.06	.65
Diluted earnings per common share:
Earnings from continuing operations	$.02	.63
Income from discontinued operations, net of tax	.04	—
Net earnings per common share	$.06	.63

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	CommonStock		Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	(In Thousands)
Balances at January 1, 2006	64,548	$6,455	1,529,102	217,293	(18,220)	(50,108)	1,684,522
Exercise of stock options	80	8	2,050	(8)	—	27	2,077
Tax benefit of stock options exercised	—	—	12	—	—	—	12
Employee stock purchase plan	6	1	173	—	—	—	174
Restricted stock issued, net of forfeitures	12	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	11,440	—	—	—	11,440
Pro rata distribution of FERI common stock to shareholders (Note 2)	—	—	(317,667)	(247,991)	7,549	—	(558,109)
Comprehensive earnings:
Net earnings	—	—	—	3,671	—	—	3,671
Unrealized gain on effective derivative instruments, net of tax	—	—	—	—	77,074	—	77,074
Decrease in unfunded pension liability, net of tax	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	(1,930)	—	(1,930)
Total comprehensive earnings							78,898
Balances at March 31, 2006	64,646	$6,465	1,225,109	(27,035)	64,556	(50,081)	1,219,014

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Operating activities:
Net earnings	$3,671	38,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	77,668	96,276
Accretion of asset retirement obligations	3,352	4,277
Stock-based compensation	7,315	128
Impairment of oil and gas properties	—	2,924
Unrealized losses on derivative instruments, net	24,114	6,580
Amortization of deferred derivative losses	15,204	—
Deferred income tax expense	12,022	19,689
Other, net	886	(1,262)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(13,988)	(6,243)
Other current assets	(20,716)	(1,599)
Accounts payable	(6,499)	(35,543)
Accrued interest and other current liabilities	11,506	11,985
Net cash provided by operating activities	114,535	136,083
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(465,175)	(96,603)
Other fixed assets	(2,643)	(693)
Proceeds from sales of assets	1,018	6,867
Other, net	106	(6,217)
Net cash used by investing activities	(466,694)	(96,646)
Financing activities:
Proceeds from bank borrowings	876,818	363,953
Repayments of bank borrowings	(527,415)	(477,000)
Proceeds from the exercise of options and warrants and employee stock purchases	2,250	24,383
Other, net	(24)	1,079
Net cash provided (used) by financing activities	351,629	(87,585)
Effect of exchange rate changes on cash	(391)	(1,295)
Net decrease in cash and cash equivalents	(921)	(49,443)
Cash and cash equivalents at beginning of period	7,231	55,251
Cash and cash equivalents at end of period	$6,310	5,808
Cash paid during the period for:
Interest	$3,080	1,583
Income taxes	1,969	2,473

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, “Forest” or the “Company”). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 financial statement presentation.

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest’s annual report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

On March 31, 2006, Forest completed the acquisition of oil and gas properties located primarily in the Cotton Valley trend in East Texas. Forest paid approximately $255 million, as adjusted to reflect an economic effective date of February 1, 2006, for properties with an estimated 110 Bcfe of estimated proved reserves at the time the acquisition was announced and production that averaged 13 MMcfe per day in January 2006. Forest acquired approximately 26,000 net acres in the fields, of which approximately 14,000 net acres are undeveloped. Forest funded this acquisition utilizing its bank credit facilities.

Divestitures

Spin-off and Merger of Offshore Gulf of Mexico Operations

On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a special dividend, which consisted of a pro rata spin-off (the “Spin-off”) of all outstanding shares of Forest Energy Resources, Inc. (“FERI”), a total of 50,637,010 shares of common stock, to holders of

(2) ACQUISITIONS AND DIVESTITURES (Continued)

record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, FERI was merged with a subsidiary of Mariner in a stock for stock transaction (the “Merger”). Mariner’s common stock commenced trading on the New York Stock Exchange on March 3, 2006.

The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, FERI paid Forest approximately $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by FERI immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. Subsequent to March 31, 2006, Forest received an additional $21.7 million from FERI for total proceeds of $197.8 million. The cash amount is subject to further potential adjustment to reflect an economic effective date of July 1, 2005.

The table below sets forth the effect of the Spin-off on the Company’s balance sheet at the time of the Spin-off:

Change in Balance Sheet Accounts
(In Thousands)
Assets (Increase/(Decrease))
Cash	$(10)
Accounts receivable—Due from FERI	21,525
Accounts receivable—third parties	(54,078)
Other current assets	(44,837)
Proved oil and gas properties, net of accumulated depletion	(1,065,992)
Unproved oil and gas properties	(38,523)
Other assets	(7,919)
Liabilities and Shareholders’ Equity ((Increase)/Decrease)
Current liabilities	96,142
Derivative instruments	17,087
FERI credit facility	176,102
Asset retirement obligations	150,182
Deferred income taxes	192,212
Accumulated other comprehensive income	(7,549)
Net decrease to capital surplus and retained earnings	$(565,658)

The following table presents the revenues and direct operating expenses of the offshore Gulf of Mexico operations reported in the Condensed Consolidated Statements of Operations. The 2006 period includes only two months of the offshore Gulf of Mexico operations, through February 28, 2006, whereas the 2005 period includes all three months of activity.

	Period Ended March 31,
	2006	2005
	(In Thousands)
Oil and gas revenues	$46,289	120,843
Oil and gas production expense:
Lease operating expenses	18,296	16,622
Transportation costs	344	842
Production and property taxes	151	593
Oil and gas revenues in excess of direct operating expenses	$27,498	102,786

(2) ACQUISITIONS AND DIVESTITURES (Continued)

Sale of ProMark—Discontinued Operations

On March 1, 2004, the Company sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the quarter ended March 31, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax), which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings per Share

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, unvested phantom stock units, and warrants. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$1,249	38,871
Income from discontinued operations, net of tax	2,422	—
Net earnings	$3,671	38,871
Weighted average common shares outstanding during the period	62,115	60,209
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,055	947
Add dilutive effects of warrants	—	932
Weighted average common shares outstanding, including the effects of dilutive securities	63,170	62,088
Basic earnings per share:
From continuing operations	$.02	.65
From discontinued operations	.04	—
Basic earnings per share	$.06	.65
Diluted earnings per share:
From continuing operations	$.02	.63
From discontinued operations	.04	—
Diluted earnings per share	$.06	.63

Comprehensive Earnings (Loss):

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

equity instead of net earnings (loss). Items included in Forest’s other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are foreign currency gains related to the translation of the assets and liabilities of Forest’s Canadian operations, changes in the unfunded pension liability, and changes in hedging losses related to the change in fair value of derivative instruments eligible for cash flow hedge accounting.

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net earnings	$3,671	38,871
Other comprehensive income (loss):
Foreign currency translation losses	(1,930)	(2,879)
Unfunded pension liability, net of tax	83	(149)
Unrealized gain (loss) on derivative instruments, net of tax	77,074	(75,509)
Total comprehensive earnings (loss)	$78,898	(39,666)

(4) STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees if the grant price equaled or was above the market price on the date of the option grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options, restricted stock, and phantom stock units beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

In accordance with the provisions of SFAS 123(R), total stock-based compensation cost in the amount of $12.9 million was recorded in the three months ended March 31, 2006. Of this amount, $7.9 million was recorded as compensation expense and $5.0 million was capitalized to oil and gas properties in accordance with the full cost method of accounting. As discussed in more detail below, approximately $9.7 million of the $12.9 million of total stock-based compensation for the quarter ended March 31, 2006 was attributable to a partial settlement of the Company’s restricted stock awards and phantom stock unit awards in connection with the Spin-off. SFAS 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment to include estimated forfeitures in the calculation was less than $.1 million. This amount was recorded as a reduction in general and administrative expense and capitalized oil and gas properties in 2006 and was not presented separately in the Condensed Consolidated Statement of Operations. The impact of adopting SFAS 123(R) as of January 1, 2006 resulted in a decrease to net income of approximately $.5 million, or $.01 per basic and diluted share.

(4)                               STOCK-BASED COMPENSATION (Continued)

Equity Incentive Plans

In 2001, the Company adopted the Forest Oil Corporation 2001 Stock Incentive Plan (the “2001 Plan”) under which non-qualified stock options, incentive stock options, restricted stock, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors. In 2003, the Company amended the 2001 Plan to increase the number of shares reserved for issuance. The aggregate number of shares of Common Stock that the Company may issue under the 2001 Plan may not exceed 5,012,074 million shares, which amount reflects an adjustment to the amount of shares available for grant to reflect the Spin-off. Options are granted at a price equal to the fair market value of one share of Common Stock on the date of grant. Options granted to employees under the 2001 Plan generally vest in increments of 25% on each of the first four anniversary dates of the date of grant and have a term of ten years. Options granted to non-employee directors vest immediately and have a term of ten years. In connection with the Spin-off, the shares available for grant and outstanding stock options under the 2001 Plan were adjusted to reflect the economic effect of the Spin-off by reducing the exercise price and increasing the number of underlying shares. As of March 31, 2006, the Company had 620,339 shares available for issuance under the 2001 Plan.

The Company also had a Stock Incentive Plan (the “1996 Plan”) that expired on March 5, 2002 under which non-qualified stock options and restricted stock were granted to employees and director stock awards were granted to non-employee directors. Options granted under the 1996 Plan generally vested in increments of 20% commencing on the date of grant and on each of the first four anniversaries of the date of the grant and generally had a term of ten years.

The Company has historically issued new shares of common stock or treasury stock to settle its equity based awards.

Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the quarter ended March 31, 2006. The number of shares and the exercise price of the outstanding stock options were adjusted so that the fair value of each award was the same immediately before and after the Spin-off, in accordance with the anti-dilution provisions in the 2001 Plan and 1996 Plan.

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2006	2,578,235	$27.78	$45,889	1,348,599
Granted	—	—
Exercised	(58,337)	28.71	1,255
Cancelled	(98,587)	30.91
Outstanding at March 2, 2006	2,421,311	27.63	55,723
Adjustment to give effect to Spin-off	1,176,804	—
Granted	—	—
Exercised	(21,742)	18.35	370
Cancelled	(2,878)	25.44
Outstanding at March 31, 2006	3,573,495	18.59	65,620	2,177,224

(1)                 The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

(4)          STOCK-BASED COMPENSATION (Continued)

Stock options are granted at the fair market value of one share of Common Stock on the date of grant. Options granted to non-employee directors vest immediately and options granted to officers and other employees vest ratably over four years and have a term of ten years. No stock options were granted during the first quarter ended March 31, 2006.

The fair value of stock options granted in the first quarter of 2005 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of stock options granted in the first quarter of 2005:

Three Months Ended March 31, 2005
Expected life of options	5 years
Risk free interest rates	3.64% - 4.20%
Estimated volatility	35%
Dividend yield	0.0%
Weighted average fair market value of options granted during the year	$13.05

The expected life of the options is based, in part, on historical exercise patterns of the holders of options with similar terms with consideration given to how historical patterns may differ from future exercise patterns based on current or expected market conditions and employee turnover. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company’s stock for the past five years.

As of March 31, 2006, there was $10 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 1.7 years.

The following table summarizes information about options outstanding at March 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
$8.41 - 16.75	750,543	6.55	$14.93	$16,527	533,531	$14.78	$11,828
16.82 - 16.85	812,905	7.32	16.84	16,346	506,446	16.84	10,186
16.88 - 20.02	768,604	5.09	18.91	13,864	712,886	19.00	12,798
20.19 - 20.47	34,550	8.14	20.31	575	10,589	20.37	176
20.60 - 35.23	1,206,893	8.41	21.78	18,308	413,772	21.63	6,341
$8.41 - 35.23	3,573,495	7.06	18.59	$65,620	2,177,224	17.97	$41,329

(4)          STOCK-BASED COMPENSATION (Continued)

Restricted Stock and Phantom Stock Units

The following summarizes restricted stock and phantom stock unit activity during the first quarter of 2006. The grant date fair value of the restricted common stock and phantom stock units was determined by reference to the average of the high and low stock price as published by the NYSE on the date of grant.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at January 1, 2006	634,000	$43.72	72,350	$46.07
Granted	16,200	48.54	1,500	46.72
Vested	(100)	46.07	—
Forfeited	(4,300)	46.07	—
Unvested at March 31, 2006	645,800	$43.83	73,850	$46.08

(1)                 These per-share fair values represent the actual grant date fair value and have not been adjusted to give effect to the Spin-off.

The restricted stock and phantom stock units generally vest on the third anniversary of the date of the award, but may vest earlier upon a qualifying disability, death, retirement, or a change in control of the Company in accordance with the terms of the underlying agreement. The phantom stock units may be settled in cash, shares of Common Stock, or a combination of both, at the Company’s discretion.

Concurrent with the special dividend on March 2, 2006, employees who held unvested restricted stock awards received .8093 unrestricted shares of FERI for each share of restricted stock. Accordingly, compensation cost of approximately $8.4 million was recognized during the first quarter of 2006 for the partial settlement of the outstanding restricted stock awards. In addition, cash bonuses totaling $1.2 million were paid to Canadian employees who held phantom stock units on that date, representing the per-share value of the FERI shares received by each holder of restricted stock.

The Company recorded amortization of deferred stock-based compensation for restricted stock and phantom stock unit awards of $2.0 million and $.2 million during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 there was $14.9 million of total unrecognized compensation cost related to restricted stock and phantom stock unit awards which is expected to be recognized over a weighted-average period of approximately 2.6 years. As of March 31, 2006, approximately $.2 million of compensation was accrued related to the phantom stock units.

Employee Stock Purchase Plan

The Company has a 1999 Employee Stock Purchase Plan (the “ESPP”), under which it is authorized to issue up to 300,000 shares of Common Stock. Employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year may participate in the ESPP. Under the terms of the ESPP, employees may elect each quarter to have up to 15% of their annual base earnings withheld to purchase shares of Common Stock, up to a limit of $25,000 of Common Stock per calendar year. The ESPP currently provides for four offering periods during the year which coincide with the calendar quarters. The purchase price of the Common Stock purchased under the ESPP is equal to 85% of the lower of the beginning-of-quarter or end-of-quarter market price. ESPP participants are restricted from selling the shares of Common Stock purchased under the ESPP for a period of six months after purchase. As of March 31, 2006, the Company had 182,864 shares available for issuance under the ESPP.

(4)          STOCK-BASED COMPENSATION (Continued)

The fair value of each stock purchase right granted under the ESPP during the quarters ended March 31, 2006 and 2005 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of purchase rights granted during the periods presented:

	Three Months Ended March 31,
	2006	2005
Expected option life	3 months	3 months
Risk free interest rates	4.16%	2.32%
Estimated volatility	36%	23%
Dividend yield	0.0%	0.0%
Weighted average fair market value of purchase rights granted	$9.50	$8.65

The risk free rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was the term of the quarterly look-back option. The expected volatility was based on the historical volatility of the Company’s Common Stock for the quarter. For purposes of the ESPP offering that closed on March 31, 2006, the beginning stock price was adjusted to reflect the economic effect of the Spin-off. Compensation cost of $.1 million was recorded under the provisions of SFAS 123(R) related to purchase rights granted under the ESPP plan for the quarter ended March 31, 2006. Pro forma compensation cost associated with the purchase rights granted under the ESPP for the quarter ended March 31, 2005 was $.1 million.

Pro Forma Effects

Had Forest recognized compensation expense for all stock-based awards based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148 and SFAS 123(R), its pro forma net earnings and earnings per common share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended March 31, 2005
(In Thousands)
Net earnings, as reported	$38,871
Add: Stock-based employee compensation included in reported net income, net of tax	75
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(736)
Pro forma net earnings	$38,210
Basic earnings per common share:
As reported	$.65
Pro forma	$.63
Diluted earnings per common share:
As reported	$.63
Pro forma	$.62

(5)                               LONG-TERM DEBT

Components of long-term debt are as follows:

	March 31, 2006				December 31, 2005
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$259,000	—	—	259,000	97,000	—	—	97,000
Canadian Credit Facility	67,813	—	—	67,813	56,806	—	—	56,806
8% Senior Notes Due 2008	265,000	(219)	5,085	269,866	265,000	(244)	5,652	270,408
8% Senior Notes Due 2011	285,000	7,427	4,785	297,212	285,000	7,750	4,992	297,742
7 3/4% Senior Notes Due 2014	150,000	(1,930)	14,402	162,472	150,000	(1,990)	14,841	162,851
	$1,026,813	5,278	24,272	1,056,363	853,806	5,516	25,485	884,807

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

Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. There were no such provisions for impairment of oil and gas properties in the periods presented. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center.

(6)          PROPERTY AND EQUIPMENT (Continued)

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

The following table summarizes the activity for Forest’s asset retirement obligations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Asset retirement obligations at beginning of period	$211,554	210,176
Accretion expense	3,352	4,277
Liabilities incurred	202	2,146
Liabilities assumed	1,009	—
Liabilities included in the Spin-off	(150,182)	—
Liabilities settled	(4,379)	(1,462)
Revisions of estimated liabilities	(484)	4,240
Impact of foreign currency exchange rate	(73)	(81)
Asset retirement obligations at end of period	60,999	219,296
Less: current asset retirement obligations	(1,497)	(29,229)
Long-term asset retirement obligations	$59,502	190,067

(8)                               EMPLOYEE BENEFITS

The following table sets forth the components of the net periodic cost of Forest’s defined benefit pension plans and postretirement benefits in the United States for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(In Thousands)
Service cost	$—	—	169	167
Interest cost	548	581	118	113
Curtailment gain(1)	—	—	(1,851)	—
Expected return on plan assets	(608)	(586)	—	—
Recognized actuarial loss	227	188	—	—
Total net periodic expense	$167	183	(1,564)	280

(1)                 Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for the three months ended March 31, 2006.

(9)                               FINANCIAL INSTRUMENTS

Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order provide a measure of stability to Forest’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, various circumstances can cause commodity hedges to not qualify for cash flow hedge accounting either at the inception of the hedge or during the term of the hedge. When the criteria for cash flow hedge accounting are not met, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

Discontinuance of Hedge Accounting

As a result of production deferrals experienced in the Gulf of Mexico related to hurricanes Katrina and Rita, Forest was required to discontinue cash flow hedge accounting on many of the Company’s natural gas and oil hedges during the third and fourth quarters of 2005. Additionally, as a result of the Spin-off on March 2, 2006, additional commodity swaps and collars formerly designated as cash flow hedges of offshore Gulf of Mexico production also no longer qualified for hedge accounting.

Because a significant portion of the Company’s derivatives no longer qualified for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for all of its remaining commodity derivatives beginning in March 2006. This change in reporting will have no impact on the Company’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices. The Company will recognize all prospective mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity.

(9)          FINANCIAL INSTRUMENTS (Continued)

The net mark-to-market loss on the Company’s remaining swaps and collars that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting are deferred in accumulated other comprehensive income and will be amortized into oil and gas revenues as the original forecasted hedged oil and gas production occurs in 2006. Amortization of the net deferred losses will be recorded in 2006 as follows:

(In Thousands)
Second Quarter 2006	$1,677
Third Quarter 2006	2,250
Fourth Quarter 2006	3,207
$7,134

The table below summarizes the realized and unrealized losses Forest incurred related to its derivative instruments for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$36,680	20,809
Realized losses on derivatives not designated as cash flow hedges(2)	3,915	532
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	(5,573)	1,389
Unrealized losses on derivatives not designated as cash flow hedges(2)	29,687	5,191
Total realized and unrealized losses recorded	$64,709	27,921

(1)                 Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)                 Included in other income and expense in the Condensed Consolidated Statements of Operations.

The tables below set forth Forest’s outstanding commodity swaps and collars as of March 31, 2006:

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Second Quarter 2006	10.0	$5.51	4,000	$31.58
Third Quarter 2006	10.0	5.51	4,000	31.58
Fourth Quarter 2006	10.0	5.51	4,000	31.58

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Second Quarter 2006	50.0	$7.43/11.88	5,500	$46.73/65.87
Third Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Fourth Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Fiscal 2007	10.0	9.60/10.25	—	—

(9) FINANCIAL INSTRUMENTS (Continued)

At March 31, 2006, the fair value of Forest’s commodity derivative contracts was a current liability of $58.9 million and a derivative asset of $8.7 million (of which $7.3 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

In April 2006, the Company entered into additional costless collar agreements. The table below sets forth the weighted average terms of these costless collar agreements.

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fiscal 2007	5.0	$9.60/12.05	1,000	$65.00/85.00

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2006, Forest had five reportable segments consisting of oil and gas operations in five business units (Southern (formerly Gulf Coast), Western, Alaska, Canada, and International). Forest’s remaining marketing and processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements. Effective in the first quarter of 2006, general and administrative expenses are no longer allocated to the Company’s business units to correspond with the Company’s decision to monitor and evaluate general and administrative expenses at the corporate level. Additionally, the Company modified the method utilized in allocating depletion expense between its business units effective in the first quarter of 2006 such that the depletion rate per Mcfe is consistent among those business units within the U.S. cost center. Segment information previously reported has been modified to conform with the current presentation.

Three Months Ended March 31, 2006

	Oil and Gas Operations
	Southern	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$70,845	80,224	23,521	174,590	44,506	—	219,096
Expenses:
Lease operating expenses	22,491	9,763	6,765	39,019	6,312	—	45,331
Production and property taxes	2,209	7,207	600	10,016	712	—	10,728
Transportation costs	660	593	1,603	2,856	1,873	—	4,729
Depletion	26,077	25,192	6,648	57,917	18,939	—	76,856
Accretion of asset retirement obligations	2,454	222	416	3,092	249	11	3,352
Earnings (loss) from operations	$16,954	37,247	7,489	61,690	16,421	(11)	78,100
Capital expenditures	$331,543	82,988	9,302	423,833	49,687	874	474,394
Goodwill	$15,003	56,374	—	71,377	15,607	—	86,984

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$78,100
Marketing, processing, and other	2,350
General and administrative expense (including stock-based compensation)	(17,136)
Administrative asset depreciation	(812)
Spin-off and merger costs	(5,416)
Interest expense	(15,151)
Unrealized losses on derivative instruments, net	(24,114)
Realized losses on derivative instruments, net	(3,915)
Other expense, net	(860)
Earnings before income taxes and discontinued operations	$13,046

Three Months Ended March 31, 2005

	Oil and Gas Operations
	Gulf Coast	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$148,028	51,407	26,402	225,837	33,033	—	258,870
Expenses:
Lease operating expenses	20,062	8,351	14,225	42,638	5,222	—	47,860
Production and property taxes	3,562	4,596	563	8,721	1,176	—	9,897
Transportation costs	949	459	1,837	3,245	1,927	—	5,172
Depletion	55,062	18,716	7,011	80,789	14,656	—	95,445
Impairment	—	—	—	—	—	2,924	2,924
Accretion of asset retirement obligations	3,389	293	359	4,041	236	—	4,277
Earnings (loss) from operations	$65,004	18,992	2,407	86,403	9,816	(2,924)	93,295
Capital expenditures	$37,165	23,519	1,723	62,407	33,929	267	96,603
Goodwill	$16,772	37,331	—	54,103	13,443	—	67,546

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$93,295
Marketing, processing, and other	1,421
General and administrative expense (including stock-based compensation)	(10,756)
Administrative asset depreciation	(831)
Interest expense	(14,499)
Unrealized losses on derivative instruments, net	(6,580)
Realized losses on derivative instruments, net	(532)
Other expense, net	(1,401)
Earnings before income taxes and discontinued operations	$60,117

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

The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and Notes thereto, the information under the heading “Forward-Looking Statements” below, and the information included in Forest’s 2005 Annual Report on Form 10-K under the heading “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions.”  Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to “Forest,”  “we,” “ours,” “us,” or like terms refer to Forest Oil Corporation and its subsidiaries.

Overview of First Quarter 2006

Spin-off of Offshore Gulf of Mexico Operations

On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a stock dividend, which consisted of a pro rata spin-off (the “Spin-off”) of all outstanding shares of Forest Energy Resources, Inc. (“FERI”), a total of 50,637,010 shares of common stock, to holders of record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, FERI was merged with a subsidiary of Mariner Energy, Inc. (“Mariner”) in a stock for stock transaction (the “Merger”). Mariner’s common stock commenced trading on the New York Stock Exchange on March 3, 2006.

The Spin-off was completed without the payment of consideration by Forest shareholders and consisted of a special dividend of 0.8093 shares of FERI for each outstanding share of Forest common stock. The Merger was accomplished by the exchange of all issued and outstanding shares of FERI for shares of common stock of Mariner, with each whole share of FERI exchanged for one share of Mariner common stock. The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, FERI paid Forest an initial cash amount equal to approximately $176.1 million and subsequent to March 31, 2006, Forest received an additional $21.7 million for total proceeds of $197.8 million. The cash amount is subject to further potential adjustment to reflect an economic effective date for the transaction of July 1, 2005.

Cotton Valley Acquisition

On March 31, 2006, Forest completed the acquisition of oil and gas properties located primarily in the Cotton Valley trend in East Texas. Forest paid approximately $255 million, as adjusted to reflect an economic effective date of February 1, 2006, for properties with an estimated 110 Bcfe of estimated proved reserves at the time the acquisition was announced and production that averaged 13 MMcfe per day in January 2006. Forest obtained approximately 26,000 net acres in the fields, of which approximately 14,000 net acres are undeveloped. This acquisition is expected to provide another core area of growth and add significant onshore activity to the Southern business unit. Forest funded this acquisition utilizing its bank credit facilities.

Results of Operations

The results of operations for the three months ended March 31, 2006 only include the revenues and expenses of the oil and gas properties included in the Spin-off through February 28, 2006. As a result, the operational results for the first quarter of 2006 are not comparable to the first quarter of 2005. In the following discussion, revenues and expenses associated with the properties included in the Spin-off (the “Spin-off Properties”) and those retained (the “Retained Properties”) are discussed separately.

Our reported earnings of $3.7 million for the first quarter of 2006, or $.06 per diluted share, were $35.2 million lower than net income of $38.9 million, or $.63 per diluted share, for the same period in 2005. The quarter-over-quarter net income change was primarily caused by lower oil and gas production volumes from the Spin-off Properties as a result of the shut-in production volumes in the first quarter of 2006 due to hurricanes Katrina and Rita as well as the fact that the first quarter of 2006 reflects only two months of the Spin-off Properties’ operations. Unrealized losses on derivative instruments of $24.1 million in the first quarter of 2006 compared to $6.6 million in the corresponding period in the prior year also contributed to the reduction in net income compared to the first quarter of 2005. In addition, we incurred approximately $5.4 million of  costs in connection with the Spin-off and Merger in 2006 and we incurred $7.7 million of additional stock-based compensation in 2006 compared to the same period in 2005.

Oil and Gas Production and Sales

Sales volumes, oil and gas sales revenue, and average sales prices for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006				2005
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	9,291	1,143	336	18,165	7,610	1,391	181	17,042
Canada	5,729	191	97	7,457	4,407	219	114	6,405
Total Retained Properties	15,020	1,334	433	25,622	12,017	1,610	295	23,447
Spin-off Properties	6,378	193	82	8,028	15,673	687	268	21,403
Totals	21,398	1,527	515	33,650	27,690	2,297	563	44,850
Revenues (in thousands):
Retained Properties:
United States	$65,379	67,481	9,801	142,661	41,897	62,667	4,436	109,000
United States hedging losses	(7,707)	(6,653)	—	(14,360)	(1,143)	(2,863)	—	(4,006)
Canada	32,332	8,077	4,097	44,506	21,449	7,961	3,623	33,033
Total Retained Properties	90,004	68,905	13,898	172,807	62,203	67,765	8,059	138,027
Spin-off Properties	53,975	11,614	3,020	68,609	97,857	32,315	7,474	137,646
Spin-off Properties hedging losses	(16,926)	(5,394)	—	(22,320)	(5,534)	(11,269)	—	(16,803)
Total Spin-off Properties	37,049	6,220	3,020	46,289	92,323	21,046	7,474	120,843
Totals	$127,053	75,125	16,918	219,096	154,526	88,811	15,533	258,870
Average sales price:
Retained Properties:
United States	$7.04	59.04	29.17	7.85	5.51	45.05	24.51	6.40
United States hedging losses	(0.83)	(5.82)	—	(0.79)	(0.15)	(2.06)	—	(.24)
Canada	5.64	42.29	42.24	5.97	4.87	36.35	31.78	5.16
Total Retained Properties	$5.99	51.65	32.10	6.74	5.18	42.09	27.32	5.89
Spin-off Properties	$8.46	60.18	36.83	8.55	6.24	47.04	27.89	6.43
Spin-off Properties hedging losses	(2.65)	(27.95)	—	(2.78)	(0.35)	(16.40)	—	(.79)
Total Spin-off Properties	$5.81	32.23	36.83	5.77	5.89	30.64	27.89	5.64
Totals	$5.94	49.20	32.85	6.51	5.58	38.66	27.59	5.77

Net oil and gas production from the Retained Properties in the first quarter of 2006 increased to 25.6 Bcfe or an average of 284.7 MMcfe per day, a 9% increase from 23.4 Bcfe or an average of 260.5 MMcfe per day in the first quarter of 2005. In addition, due to inclement weather and mechanical problems, the scheduled tanker shipment of Forest’s Alaska oil production at the end of March 2006 was delayed until

April 2, 2006. The effect of this delay caused reported oil sales volumes to be lower than production volumes by approximately 123,000 barrels or 8 MMcfe per day for the three months ended March 31, 2006. Oil and natural gas revenues from the Retained Properties were $172.8 million during the three months ended March 31, 2006, a 25% increase as compared to $138.0 million for the same period in the prior year. The increase in oil and natural gas revenues for the three month period was primarily due to a 9% increase in production as well as a 14% increase in the average realized sales price per Mcfe from $5.89 in 2005 to $6.74 in 2006.

Net oil and gas production from the Spin-off Properties in the first quarter of 2006 decreased to 8.0 Bcfe or an average of 89.2 MMcfe per day, from 21.4 Bcfe or an average of 237.8 MMcfe per day in the first quarter of 2005. The decrease in average daily production was primarily due to properties that remain shut-in due to hurricanes Katrina and Rita, and the fact that the first quarter of 2006 only includes two months of production compared to 2005’s full quarter of production. Oil and natural gas revenues from the Spin-off Properties were $46.3 million during the three months ended March 31, 2006, as compared to $120.8 million for the same period in the prior year. The decrease in oil and natural gas revenues for the three month period was primarily due to the 62% decrease in production as discussed above.

The average realized sales prices for the periods presented include losses that we recognized on our derivative instruments designated as cash flow hedges. For the three months ended March 31, 2006, Forest recognized hedging losses of $36.7 million compared to hedging losses of $20.8 million during the same period in the prior year. The recognized losses in the first quarter of 2006 include $15.2 million in hedge losses settled in the fourth quarter of 2005 but recognized in the first quarter of 2006 to correspond with the timing of the production that was deferred by hurricanes Katrina and Rita. See Realized and Unrealized Losses on Derivative Instruments below for information on losses recognized on derivative instruments not designated as cash flow hedges.

Oil and Gas Production Expense

The table below sets forth the detail of lease operating expenses (“LOE”), the primary component of oil and gas production expense, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses (“LOE”):
Direct operating expense and overhead	$24,919	9,535	34,454	26,053	14,758	40,811
Workover expense	2,116	8,761	10,877	5,185	1,864	7,049
Total LOE	$27,035	18,296	45,331	31,238	16,622	47,860
LOE per Mcfe	$1.06	2.28	1.35	1.33	0.78	1.07
Production and property taxes	$10,577	151	10,728	9,304	593	9,897
Production and property taxes per Mcfe	$0.41	.02	.32	.40	.03	.22
Transportation costs	$4,385	344	4,729	4,330	842	5,172
Transportation costs per Mcfe	$.17	.04	.14	.18	.04	.12

Lease Operating Expenses

Lease operating expenses for the Retained Properties decreased 13%, or $4.2 million, to $27.0 million in the first quarter of 2006 from $31.2 million in the first quarter of 2005. On a per-Mcfe basis, LOE decreased 20% to $1.06 per Mcfe in 2006 from $1.33 per Mcfe in 2005. The decrease on a per-unit basis is primarily attributable to cost reduction initiatives and a higher percentage of production derived from newly developed gas properties which have lower operating costs.

Lease operating expenses for the Spin-off Properties increased $1.7 million to $18.3 million in the first quarter of 2006 from $16.6 million in the first quarter of 2005. On a per-Mcfe basis, LOE increased $1.50 per Mcfe in 2006 to $2.28 per Mcfe in the first quarter of 2006 from $.78 per Mcfe in 2005. The primary reason for increase in LOE for the Spin-off Properties was due to a significant increase in workover expense due primarily to repair water channeling in a highly productive well. Direct operating expenses on the Spin-off Properties declined 35% principally due to the fact that the 2006 quarter only includes two months of activity.

Production and Property Taxes

Production and property taxes on the Retained Properties increased by 14% or $1.3 million during the first quarter of 2006 as compared to the prior year’s first quarter. The increase was a result of the higher realized oil and gas revenues and higher assessed property valuations offset by severance tax incentives. Production and property taxes on the Spin-off Properties decreased by 75% or $.4 million during the first quarter of 2006 as compared to the prior year’s first quarter. The decrease in the Spin-off Properties’ production and property taxes was due to lower daily production volumes after the hurricanes and due to the fact that the 2006 quarter includes two months of activity.

Transportation Costs

Transportation costs for the Retained Properties increased slightly to $4.4 million in the three months ended March 31, 2006 from $4.3 million for the corresponding 2005 period. Transportation costs for the Retained Properties on a per-Mcfe basis were $.17 per Mcfe and $.18 per Mcfe, for the quarters ended March 31, 2006 and 2005, respectively.  Transportation costs for the Spin-off Properties on a per-Mcfe basis were $.04 per Mcfe for each of the quarters ended March 31, 2006 and 2005.

General and Administrative Expense; Equity Compensation

The following table summarizes the components of total overhead costs incurred during the periods presented:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Mcfe Amounts)
Total general and administrative costs	$15,344	16,765
General and administrative costs capitalized	(6,062)	(6,137)
General and administrative expense	$9,282	10,628
General and administrative expense per Mcfe	$.28	.24
Total stock-based compensation costs	$12,853	213
Stock-based compensation costs capitalized	(4,999)	(85)
Stock-based compensation expense	$7,854	128
Stock-based compensation expense per Mcfe	$.23	—
Total general administrative expense including stock-based compensation	$17,136	10,756

General and Administrative Expenses

The decrease in total overhead costs and overhead costs expensed in the three month period was primarily related to a $1.9 million reduction in our post-retiree medical benefit liability caused by a curtailment in the post retiree medical benefit plan as a result of the Spin-off. We also realized additional salary and benefit savings related to 107 employees that terminated their employment with Forest and joined Mariner after the Spin-off. These decreases were offset by increases in other post-retirement benefit costs.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of the option grant. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options, restricted stock, and phantom stock units beginning in the period of adoption and prior financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized over the requisite service period (usually the vesting period).

In accordance with the provisions of SFAS 123(R), total stock-based compensation cost in the amount of $12.9 million was recorded in the three months ended March 31, 2006. Of this amount, $7.9 million was recorded as compensation expense and $5.0 million was capitalized to oil and gas properties in accordance with the full cost method of accounting. As discussed in Note 4 to the Condensed Consolidated Financial Statements, approximately $9.7 million of the $12.9 million of total stock-based compensation for the quarter ended March 31, 2006 was attributable to a partial settlement of our restricted stock awards and phantom stock unit awards in connection with the Spin-off.

Depreciation and Depletion

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended March 31, 2006 was $77.7 million compared to $96.3 million for the same period in 2005. On an equivalent Mcf basis, DD&A expense was $2.31 per Mcfe for the three months ended March 31, 2006 compared to $2.15 per Mcfe for the same period in the prior year. The increase of $.16 per Mcfe for the three months ended March 31, 2006, as compared to the corresponding period in the prior year, is primarily due to a higher proportion of Canadian production, which has higher per-unit depletion rates, to total consolidated production. DD&A of $2.31 per Mcfe in the first quarter of 2006 includes two months of depletion expense associated with the offshore Gulf of Mexico properties included in the Spin-off. Subsequent to the Spin-off, after the $1.1 billion adjustment to our net oil and gas properties, depletion expense was reduced to approximately $2.17 per Mcfe at March 31, 2006.

Impairments

During the three months ended March 31, 2005, Forest recorded an impairment of $2.9 million related to certain international properties, principally related to its leaseholds in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalized our international assets to concentrate on fewer areas.

Interest Expense

Interest expense in the first quarter of 2006 totaled $15.2 million compared to $14.5 million in the first quarter of 2005. The increase in interest expense for the first quarter of 2006 compared to the first quarter of 2005 was due primarily to a combination of higher interest rates and increased average debt balances.

Realized and Unrealized Losses on Derivative Instruments

Realized and unrealized gains and losses on derivative instruments are primarily related to various derivatives that did not qualify for cash flow hedge accounting either at their inception or where hedge accounting was discontinued during their term. When the criteria for cash flow hedge accounting are not met, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

The table below sets forth realized and unrealized losses recognized under “Other income and expense” in our Condensed Consolidated Statements of Operations principally related to our derivatives that did not qualify for hedge accounting for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Realized losses	$(3,915)	(532)
Unrealized losses	(24,114)	(6,580)

The significant increases in realized and unrealized losses on derivative instruments in 2006 are primarily related to the discontinuance of hedge accounting on many of our commodity derivatives due to hurricanes Rita and Katrina in 2005 and due to the Spin-off in March 2006.

For comparative purposes, the following table sets forth, for the periods indicated, realized losses on derivative instruments that met the criteria for hedge accounting, which were recorded as reductions of oil and gas revenues.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Realized losses included in oil and gas revenue	$(36,680)	(20,809)

Discontinuance of Hedge Accounting

Because a significant portion of our derivatives no longer qualified for hedge accounting and to increase clarity in our financial statements, we elected to discontinue hedge accounting prospectively for all of our commodity derivatives beginning in March 2006. Consequently, from that date forward, we will recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity. The net mark-to-market losses on our outstanding derivatives at the time we discontinued hedge accounting are deferred in accumulated other comprehensive income, and are amortized to earnings as the original hedged transactions occur in 2006. This change in reporting will have no impact on our reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices.

Current and Deferred Income Tax Expense

Forest recorded income tax expense of $11.8 million in the three months ended March 31, 2006, compared to $21.2 million in the comparable period of 2005. The decrease in income tax expense for the three month period ended March 31, 2006 was attributable to a decrease in earnings before income taxes. Our effective tax rates for the three months ended March 31, 2006 and 2005 were 90.4% and 35.3%, respectively. The significant increase in the effective tax rate was due to non-deductible spin-off and merger costs and an increase in our estimated combined state income tax rates related to the Spin-off. Together, these costs and rate adjustments added approximately $6.9 million to our total tax expense during the first quarter of 2006.  The table below sets forth the components of our income tax provision for the first quarter ended March 31, 2006:

(In Thousands)
Federal, state and provincial tax at statutory rates	$4,558
Effect of increased estimated combined state income rates on accumulated deferred income tax liability	4,794
Non-deductible spin-off and merger costs	2,090
Other, net	355
Total income tax expense	$11,797

Discontinued Operations

On March 1, 2004, Forest sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the quarter ended March 31, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax) due under the agreement, which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

In 2006, as in 2005, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available for acquisitions, in whole or in part, or other corporate purposes, including the repayment of indebtedness.

The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines in 2006 would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of May 1, 2006, Forest has hedged approximately 43 Bcfe of its estimated 2006 onshore North American and offshore Alaskan production. This level of hedging provides certainty of the cash flow we will receive for a large portion of our expected 2006 production. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2006 hedging contracts, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk,” below.

Our $600 million revolving bank credit facilities, which we entered into in September 2004, provide another source of liquidity. These credit facilities, which mature in September 2009, are used to fund daily operating activities and acquisitions in the United States and Canada as needed. We used our credit facilities to fund our recent $255 million Cotton Valley acquisition on March 31, 2006. At April 30, 2006, we had approximately $307 million of outstanding borrowings and letters of credit under the bank credit facilities, and an unused borrowing base of $293 million.

On March 2, 2006, we completed the Spin-off of our offshore Gulf of Mexico operations. These operations accounted for approximately 24% of our total oil and gas production in the first quarter of 2006 and 21% of our consolidated oil and gas revenues for the three months ended March 31, 2006. As a result of the Spin-off, we expect future cash flows from operations to be significantly lower; however, we also expect a significant decrease in capital expenditures and payments for asset retirement obligations. Prior to the Merger, as part of the Spin-off, we received approximately $176.1 million from FERI, which we used to pay down our credit facilities. FERI obtained these funds from a bank credit facility it established immediately prior to the Spin-off. Subsequent to March 31, 2006, we received an additional $21.7 million from FERI for total proceeds of $197.8 million. The total cash received is subject to further potential adjustment to reflect the economic effective date of July 1, 2005. We do not believe the Spin-off will have a material effect on our liquidity and capital resources nor do we believe it will materially adversely affect our ability to access the capital markets.

The public capital markets have been our principal source of funds to finance large acquisitions. We have sold debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. In July 2004, we filed a shelf registration statement that allows Forest to issue equity and debt securities of up to $600 million, all of which is still available. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, and other risks as explained in Part 1, Item 1A—“Risk Factors” of our 2005 Annual Report on Form 10-K.

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

Availability under the credit facilities will be based either on certain financial covenants included in the credit facilities or on the loan value assigned to Forest’s oil and gas properties. If Forest’s corporate credit rating by Moody’s is “Ba1” or higher and “BB+” or higher by S&P, the credit facilities may be governed by certain financial covenants. Alternatively, if Forest’s corporate credit rating is “Ba2” or lower by Moody’s or “BB” or lower by S&P, availability under the credit facilities will be governed by a borrowing base (“Global Borrowing Base”). Currently, the amount available under the credit facilities is determined by the Global Borrowing Base. Effective October 19, 2005, the credit facilities were amended to permit Forest to complete the Spin-off and the Global Borrowing Base was increased to $900 million. On March 2, 2006, concurrent with the completion of the Spin-off, the Global Borrowing Base was reduced to $600 million, with $500 million allocated to the U.S. credit facility and $100 million allocated to the Canadian facility. We expect that the Global Borrowing Base will be increased to $850 million in the second quarter; however, we do not plan to seek an increase in the size of the commitments and, as a result, the allocations would remain unchanged with $500 million allocated to the U.S. credit facility and $100 million allocated to the Canadian facility.

At March 31, 2006, there were outstanding borrowings of $259.0 million under the U.S. credit facility at a weighted average interest rate of 6.2%, and there were outstanding borrowings of $67.8 million under the Canadian credit facility at a weighted average interest rate of 5.2%. We also had used the credit facilities for approximately $6.9 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $266.3 million at March 31, 2006.

The determination of the Global Borrowing Base is made by the lenders taking into consideration the estimated value of Forest’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. This process involves reviewing Forest’s estimated proved reserves and their valuation. While the Global Borrowing Base is in effect, it is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. A revision to Forest’s reserves may prompt such a request on the part of the lenders, which could possibly result in a reduction in the Global Borrowing Base and availability under the credit facilities. As described above, in connection with the Spin-off, the Global Borrowing Base was reduced to $600 million. If outstanding borrowings under either of the credit facilities exceed the applicable portion of the Global Borrowing Base, Forest would be required to repay the excess amount within a prescribed period. If we are unable to pay the excess amount, it would cause an event of default.

The credit facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. The credit facilities also include several financial covenants. Availability, interest rates, security requirements, and other terms of borrowing under the credit facilities will vary based on Forest’s credit ratings and financial condition, as determined by certain financial tests. In particular, any time that availability is not determined by the Global Borrowing Base, the amount available and our ability to borrow under the credit facilities is determined by certain financial covenants. Also, even when availability is determined by the Global Borrowing Base, certain financial covenants may affect the amount available and Forest’s ability to borrow amounts under the credit facilities.

The credit facilities are collateralized by a portion of our assets. We are required to mortgage, and grant a security interest in, 75% of the present value of our consolidated proved oil and gas properties. We have also pledged the stock of several subsidiaries to the lenders to secure the credit facilities. Under certain circumstances, we could be obligated to pledge additional assets as collateral. If our corporate credit ratings by Moody’s and S&P improve and meet pre-established levels, the collateral requirements would not apply and, at our request, the banks would release their liens and security interests on our properties.

Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided (used) by financing activities for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net cash provided by operating activities	$114,535	136,083
Net cash used by investing activities	(466,694)	(96,646)
Net cash provided (used) by financing activities	351,629	(87,585)

The decrease in net cash provided by operating activities in the three months ended March 31, 2006 compared to the same period of 2005 was due primarily to lower oil and gas revenues. The increase in cash used by investing activities in the three months ended March 31, 2006 was due primarily to the acquisition of oil and gas assets in the Cotton Valley trend in East Texas for approximately $255 million as well as higher capital expenditures for exploration and development in the first quarter of 2006 compared to the same period in 2005. Net cash used by financing activities in the three months ended March 31, 2006 included net bank proceeds of $349.4 million and proceeds from the exercise of stock options and employee stock purchases of $2.3 million. Of the $349.4 million in net bank proceeds in the first quarter of 2006, $176.1 million was drawn on a newly created bank credit facility established by FERI immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. The 2005 period included net bank debt repayments of $113.0 million offset by proceeds from the exercise of stock options and warrants and employee stock purchases of approximately $24.4 million.

Capital Expenditures

Expenditures for property acquisition, exploration, and development were as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Property acquisition costs(1):
Proved properties	$233,886	7,637
Unproved properties	51,400	125
	285,286	7,762
Exploration costs:
Direct costs	74,145	35,343
Overhead capitalized	4,548	3,392
	78,693	38,735
Development costs:
Direct costs	103,902	47,276
Overhead capitalized	6,513	2,830
	110,415	50,106
Total capital expenditures for property acquisition, exploration, and development(1)(2)	$474,394	96,603

(1)                 Total capital expenditures include both cash expenditures and accrued expenditures.

(2)                 Does not include estimated discounted asset retirement obligations of $.7 million and $6.4 million related to assets placed in service during the three months ended March 31, 2006 and 2005, respectively.

Forest anticipates expenditures for exploration and development activities in 2006 will range from $450 million to $500 million. Some of the factors impacting the level of capital expenditures in 2006 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part I of our 2005 Annual Report on Form 10-K

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described in the Form 10-K under the caption “Risk Factors.” The financial results of our foreign operations are also subject to currency exchange rate risks.

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2006, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels Per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Second Quarter 2006	10.0	$5.51	$(1,610)	4,000	$31.58	$(13,141)
Third Quarter 2006	10.0	5.51	(2,035)	4,000	31.58	(13,598)
Fourth Quarter 2006	10.0	5.51	(3,186)	4,000	31.58	(13,539)

Collars

Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2006, we had entered into the following collars:

	Collars
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Second Quarter 2006	50.0	$7.43/11.88	$3,206	5,500	$46.73/65.87	$(2,531)
Third Quarter 2006	50.0	7.43/11.88	3,219	5,500	46.73/65.87	(3,661)
Fourth Quarter 2006	50.0	7.43/11.88	89	5,500	46.73/65.87	(4,124)
Fiscal 2007	10.0	9.60/10.25	749	—	—	—

The fair value of our derivative instruments based on the futures prices quoted on March 31, 2006 was a net liability of approximately $50.2 million.

In April 2006, we entered into additional costless collar agreements. The table below sets forth the terms of these costless collar agreements.

	Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fiscal 2007	5.0	$9.60/12.05	1,000	$65.00/85.00

The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the first quarter of 2006, beginning with the fair value of our commodity contracts on December 31, 2005:

Fair Value of Derivative Contracts
(In Thousands)
Unrealized losses on derivative contracts as of December 31, 2005	$(150,737)
Net increase in fair value	42,893
Fair value of derivatives transferred in Spin-off	17,087
Net contract losses recognized	40,595
Unrealized losses on derivative contracts of as March 31, 2006	$(50,162)

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

Interest Rate Risk

The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest’s debt obligations and the fair value of our debt obligations at March 31, 2006:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	326,813	—	—	326,813	326,813
Average interest rate(1)	—	6.03%	—	—	6.03%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	736,188
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(2)	7.13%	—	7.71%	6.56%	7.24%

(1)                 As of March 31, 2006.

(2)                 The effective interest rates on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011, and the 7 3/4% Senior Notes due 2014 are reduced from the coupon rate as a result of amortization of the gains related to termination of the related interest rate swaps, and amortization of premiums and discounts.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the Officers who certify Forest’s financial reports and the Board of Directors.

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended March 31, 2006 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FOREST OIL CORPORATION
(Registrant)
May 10, 2006	By:
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