Form 10-Q
period 2006-06-30
FOREST OIL CORP
filed 2006-08-09
CIK 38079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006 there were 62,866,871 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2006

ii

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,456	7,231
Accounts receivable	139,673	178,124
Derivative instruments	10,870	941
Deferred tax assets	16,816	77,346
Other current assets	35,054	52,283
Total current assets	207,869	315,925
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,159,630 and $3,059,031	2,298,209	2,898,774
Unproved	264,218	275,684
Net oil and gas properties	2,562,427	3,174,458
Other property and equipment, net of accumulated depreciation and amortization of $30,152 and $32,527	28,550	25,560
Net property and equipment	2,590,977	3,200,018
Derivative instruments	3,747	—
Goodwill	87,725	87,072
Other assets	35,583	42,531
	$2,925,901	3,645,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,266	312,076
Accrued interest	4,752	4,260
Derivative instruments	49,203	151,678
Asset retirement obligations	1,741	33,329
Other current liabilities	15,172	21,573
Total current liabilities	280,134	522,916
Long-term debt	1,086,924	884,807
Asset retirement obligations	61,023	178,225
Derivative instruments	1,197	—
Other liabilities	46,970	45,691
Deferred income taxes	152,593	329,385
Total liabilities	1,628,841	1,961,024
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 62,854,397 and 64,548,229 shares issued and outstanding	6,286	6,455
Capital surplus	1,179,987	1,529,102
Retained earnings	30,013	217,293
Accumulated other comprehensive income (loss)	80,774	(18,220)
Treasury stock, at cost, 1,861,143 shares held in 2005	—	(50,108)
Total shareholders’ equity	1,297,060	1,684,522
	$2,925,901	3,645,546

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$94,753	160,115	221,806	314,641
Oil, condensate, and natural gas liquids	115,470	109,240	207,513	213,584
Total oil and gas sales	210,223	269,355	429,319	528,225
Marketing, processing, and other	1,630	1,700	3,980	3,121
Total revenue	211,853	271,055	433,299	531,346
Operating expenses:
Lease operating expenses	35,529	45,783	80,860	93,643
Production and property taxes	10,997	10,547	21,725	20,444
Transportation costs	5,642	4,583	10,371	9,755
General and administrative (including stock-based compensation)	11,071	11,091	28,207	21,847
Depreciation and depletion	63,253	97,249	140,921	193,525
Accretion of asset retirement obligations	1,301	4,322	4,653	8,599
Impairments	2,078	—	2,078	2,924
Spin-off and merger costs	—	—	5,416	—
Total operating expenses	129,871	173,575	294,231	350,737
Earnings from operations	81,982	97,480	139,068	180,609
Other income and expense:
Interest expense	17,340	16,061	32,491	30,560
Unrealized (gains) losses on derivative instruments, net	(14,378)	(4,310)	9,736	2,270
Realized losses (gains) on derivative instruments, net	13,698	(850)	17,613	(318)
Other (income) expense, net	(110)	2,509	750	3,910
Total other income and expense	16,550	13,410	60,590	36,422
Earnings before income taxes and discontinued operations	65,432	84,070	78,478	144,187
Income tax expense:
Current	1,819	617	2,821	2,174
Deferred	6,565	31,252	17,360	50,941
Total income tax expense	8,384	31,869	20,181	53,115
Earnings from continuing operations	57,048	52,201	58,297	91,072
Income from discontinued operations, net of tax	—	—	2,422	—
Net earnings	$57,048	52,201	60,719	91,072
Basic earnings per common share:
Earnings from continuing operations	$.92	.85	.94	1.50
Income from discontinued operations, net of tax	—	—	.04	—
Net earnings per common share	$.92	.85	.98	1.50
Diluted earnings per common share:
Earnings from continuing operations	$.90	.83	.92	1.46
Income from discontinued operations, net of tax	—	—	.04	—
Net earnings per common share	$.90	.83	.96	1.46

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
	(In Thousands)
Balances at January 1, 2006	64,548	$6,455	1,529,102	217,293	(18,220)	(50,108)	1,684,522
Exercise of stock options	152	15	3,376	(8)	—	27	3,410
Tax benefit of stock options exercised	—	—	23	—	—	—	23
Employee stock purchase plan	13	2	364	—	—	—	366
Restricted stock issued, net of forfeitures	1	—	—	—	—	—	—
Retirement of treasury stock	(1,860)	(186)	(49,895)	—	—	50,081	—
Amortization of stock-based compensation	—	—	14,684	—	—	—	14,684
Pro rata distribution of FERI common stock to shareholders (Note 2)	—	—	(317,667)	(247,991)	7,549	—	(558,109)
Comprehensive earnings:
Net earnings	—	—	—	60,719	—	—	60,719
Unrealized gain on effective derivative instruments, net of tax	—	—	—	—	77,074	—	77,074
Amortization of deferred hedging loss, net of tax	—	—	—	—	1,030	—	1,030
Decrease in unfunded pension liability, net of tax	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	13,258	—	13,258
Total comprehensive earnings							152,164
Balances at June 30, 2006	62,854	$6,286	1,179,987	30,013	80,774	—	1,297,060

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Operating activities:
Net earnings	$60,719	91,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	140,921	193,525
Accretion of asset retirement obligations	4,653	8,599
Stock-based compensation	9,812	282
Impairments	2,078	2,924
Unrealized losses on derivative instruments, net	9,736	2,270
Amortization of deferred derivative losses	15,204	—
Deferred income tax expense	18,587	50,941
Other, net	46	(504)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(13,938)	20,745
Other current assets	(19,197)	1,324
Accounts payable	(19,232)	(41,753)
Accrued interest and other current liabilities	(12,237)	(4,002)
Net cash provided by operating activities	197,152	325,423
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(610,151)	(398,208)
Other fixed assets	(5,330)	(4,853)
Proceeds from sales of assets	1,355	6,437
Other, net	(35)	(5,047)
Net cash used by investing activities	(614,161)	(401,671)
Financing activities:
Proceeds from bank borrowings	1,623,943	1,157,953
Repayments of bank borrowings	(1,245,614)	(1,126,000)
Repayments of bank debt assumed in acquisition	—	(35,000)
Proceeds from Spin-off (Note 2)	21,670	—
Proceeds from the exercise of options and warrants and employee stock purchases	3,775	38,453
Net increase in bank overdrafts	11,582	—
Other, net	(54)	322
Net cash provided by financing activities	415,302	35,728
Effect of exchange rate changes on cash	(68)	(683)
Net decrease in cash and cash equivalents	(1,775)	(41,203)
Cash and cash equivalents at beginning of period	7,231	55,251
Cash and cash equivalents at end of period	$5,456	14,048
Cash paid during the period for:
Interest	$38,087	32,283
Income taxes	4,618	5,141

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, “Forest” or the “Company”). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2006, the results of its operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

On March 31, 2006, Forest completed the acquisition of oil and gas properties located primarily in the Cotton Valley trend in East Texas. Forest paid approximately $255 million, as adjusted to reflect an economic effective date of February 1, 2006, for properties with an estimated 110 Bcfe of estimated proved reserves at the time the acquisition was announced in February 2006 and production that averaged 13 MMcfe per day in January 2006. Forest acquired approximately 26,000 net acres in the fields, of which approximately 14,000 net acres were undeveloped. Forest funded this acquisition utilizing its bank credit facilities.

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

(2) ACQUISITIONS AND DIVESTITURES (Continued)

The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, FERI paid Forest approximately $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by FERI immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. Subsequent to March 31, 2006, Forest received an additional $21.7 million from FERI for total cash proceeds of $197.8 million. The cash amount is subject to further potential adjustment to reflect an economic effective date of July 1, 2005.

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

The following table presents the revenues and direct operating expenses of the offshore Gulf of Mexico operations reported in the Condensed Consolidated Statements of Operations. The six months ended June 30, 2006 includes only two months of the offshore Gulf of Mexico operations, through February 28, 2006, whereas the 2005 period includes all six months of activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Oil and gas revenues	$—	113,489	46,289	234,332
Oil and gas production expense:
Lease operating expenses	—	19,202	18,296	35,824
Transportation costs	—	1,019	344	1,861
Production and property taxes	—	690	151	1,283
Oil and gas revenues in excess of direct operating expenses	$—	92,578	27,498	195,364

Sale of ProMark—Discontinued Operations

On March 1, 2004, the Company sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the six months ended June 30, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax), which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

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

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, unvested phantom stock units, and warrants. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$57,048	52,201	58,297	91,072
Income from discontinued operations, net of tax	—	—	2,422	—
Net earnings	$57,048	52,201	60,719	91,072
Weighted average common shares outstanding during the period	62,195	61,419	62,155	60,817
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,294	990	1,184	984
Add dilutive effects of warrants	—	318	—	632
Weighted average common shares outstanding, including the effects of dilutive securities	63,489	62,727	63,339	62,433
Basic earnings per share:
From continuing operations	$.92	.85	.94	1.50
From discontinued operations	—	—	.04	—
Basic earnings per share	$.92	.85	.98	1.50
Diluted earnings per share:
From continuing operations	$.90	.83	.92	1.46
From discontinued operations	—	—	.04	—
Diluted earnings per share	$.90	.83	.96	1.46

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings (loss). Items included in Forest’s other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest’s Canadian operations, changes in the unfunded pension liability, and net hedging losses deferred in other comprehensive income.

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Net earnings	$57,048	52,201	60,719	91,072
Other comprehensive income (loss):
Foreign currency translation gains (losses)	15,188	(4,011)	13,258	(6,890)
Unfunded pension liability, net of tax	—	—	83	(149)
Unrealized gain (loss) on derivative instruments, net of tax	1,030	27,250	78,104	(48,259)
Total comprehensive earnings	$73,266	75,440	152,164	35,774

(4) STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees if the grant price equaled or was above the market price on the date of the option grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options, restricted stock, and phantom stock units beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2006 under the provisions of SFAS 123(R) and the remaining unamortized amounts as of June 30, 2006. Approximately $9.7 million of the $16.2 million of total stock-based compensation for the six months ended June 30, 2006 was attributable to a partial settlement of the Company’s restricted stock awards and phantom stock unit awards in connection with the Spin-off.

	Stock Options	Restricted Stock	Phantom Stock Units	Total (1)
	(In Thousands)
Three months ended June 30, 2006:
Total stock-based compensation costs	$1,896	1,275	107	3,278
Less: stock-based compensation costs capitalized	(279)	(505)	(61)	(845)
Stock-based compensation costs expensed	$1,617	770	46	2,433
Six months ended June 30, 2006:
Total stock-based compensation costs	$3,022	11,522	1,520	16,064
Less: stock-based compensation costs capitalized	(710)	(4,286)	(848)	(5,844)
Stock-based compensation costs expensed	$2,312	7,236	672	10,220
Unamortized stock-based compensation costs as of June 30, 2006	$8,109	13,316	2,176 (2)	23,601
Weighted average amortization period remaining	1.5 years	2.3 years	2.5 years	2.0 years

(1)                The Company also maintains an employee stock purchase plan (which is not included in the table above) under which $.1 million of compensation cost was recognized for both the three and six months ended June 30, 2006 under the provisions of SFAS 123(R).

(2)                Based on the closing price of the Company’s common stock on June 30, 2006.

SFAS 123(R) required the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing forfeitures and the corresponding reduction in expense as the forfeitures occur. The cumulative adjustment recorded related to this change of approximately $.1 million was recorded as a reduction in general and administrative expense and capitalized oil and gas properties in the first quarter of 2006 and was not presented separately

(4) STOCK-BASED COMPENSATION (Continued)

in the Condensed Consolidated Statement of Operations. The impact of adopting SFAS 123(R) as of January 1, 2006 resulted in a decrease to net income of approximately $.5 million, or $.01 per basic and diluted share.

Equity Incentive Plans

In 2001, the Company adopted the Forest Oil Corporation 2001 Stock Incentive Plan (the “2001 Plan”) under which non-qualified stock options, incentive stock options, restricted stock, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors. In 2003, the Company amended the 2001 Plan to increase the number of shares of the Company’s common stock, at par value $.10 per share (“Common Stock”), reserved for issuance. The aggregate number of shares of Common Stock that the Company may issue under the 2001 Plan may not exceed 5,012,074 shares. Options have historically been granted at an exercise price equal to the fair market value of one share of Common Stock on the date of grant. Options granted to employees under the 2001 Plan generally vest in increments of 25% on each of the first four anniversary dates of the date of grant and have a term of ten years. Options granted to non-employee directors vest immediately and have a term of ten years. In connection with the Spin-off, the shares available for grant and outstanding stock options under the 2001 Plan were adjusted to reflect the economic effect of the Spin-off by reducing the exercise price and increasing the number of underlying shares. As of June 30, 2006, the Company had 625,784 shares available for issuance under the 2001 Plan.

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

The Company has historically issued new shares of Common Stock or treasury stock to settle its equity based awards. In May 2006, Forest retired the Company’s treasury stock. As a result of the retirement, settlements on equity based awards subsequent to May 2006 will be from issuances of new shares of Common Stock.

Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the six months ended June 30, 2006. The number of shares and the exercise price of the outstanding stock options were adjusted so that the fair value of each award was the same immediately before and after the Spin-off, in accordance with the anti-dilution provisions in the 2001 Plan and 1996 Plan.

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2006	2,578,235	$27.78	$45,889	1,348,599
Granted	—	—
Exercised	(58,337)	28.71	1,255
Cancelled	(98,587)	30.91
Outstanding at March 2, 2006	2,421,311	27.63	55,723
Adjustment to give effect to Spin-off	1,176,804	—
Granted	50,000	36.95
Exercised	(94,516)	18.34	1,662
Cancelled	(49,835)	20.06
Outstanding at June 30, 2006	3,503,764	18.84	49,349	2,199,687

(1)                The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Stock options are granted at the fair market value of one share of Common Stock on the date of grant. Options granted to non-employee directors vest immediately and options granted to officers and other employees vest ratably over four years. All outstanding options had a term of ten years at the date of grant.

(4) STOCK-BASED COMPENSATION (Continued)

The fair value of stock options granted in the second quarter of 2006 was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used to compute the fair market value of stock options granted in the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Expected life of options	10 years	5 years
Risk free interest rates	5.13%	3.64% to 4.20%
Estimated volatility	45%	33% to 35%
Dividend yield	0.0%	0.0%
Weighted average fair market value of options granted during the period	$23.60	$9.17

The expected life of the options is based, in part, on historical exercise patterns of the holders of options with similar terms, with consideration given to how historical patterns may differ from future exercise patterns based on current or expected market conditions and employee turnover. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company’s stock.

The following table summarizes information about options outstanding at June 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
$ 8.41 - 16.75	727,226	6.28	$14.93	$13,086	519,613	$14.79	$9,391
16.82 - 16.85	778,726	7.05	16.84	12,524	485,641	16.84	7,784
16.88 - 20.02	761,345	4.84	18.91	10,673	716,772	18.97	9,961
20.19 - 20.47	33,436	7.88	20.30	422	11,704	20.35	146
20.60 - 36.95	1,203,031	8.22	22.41	12,644	465,957	23.44	4,392
$ 8.41 - 36.95	3,503,764	6.82	18.84	$49,349	2,199,687	18.47	$31,674

Restricted Stock and Phantom Stock Units

The following summarizes restricted stock and phantom stock unit activity during the six months ended June 30, 2006. The grant date fair value of the restricted common stock and phantom stock units was determined by reference to the average of the high and low stock price of a share of Common Stock as published by the NYSE on the date of grant.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at January 1, 2006	634,000	$43.72	72,350	$46.07
Granted	22,600	43.85	9,500	38.77
Vested	(100)	46.07	—	—
Forfeited	(21,350)	46.07	(6,000)	46.07
Unvested at June 30, 2006	635,150	43.65	75,850	45.16

(1)                These per-share fair values represent the actual grant date fair value and have not been adjusted to give effect to the Spin-off. In connection with the Spin-off, holders of restricted stock awards received .8093 unrestricted shares of FERI for each share of restricted stock. Accordingly, compensation cost of approximately $8.4 million was recorded in the first quarter of 2006 as a partial settlement of the restricted stock award, or approximately $13.00 per share. In addition, cash bonuses totaling $1.2 million were paid to Canadian employees in the first quarter of 2006 who held phantom stock units on that date representing the per-share value of the FERI shares received by each holder of restricted stock.

(4) STOCK-BASED COMPENSATION (Continued)

The restricted stock and phantom stock units generally vest on the third anniversary of the date of the award, but may vest earlier upon a qualifying disability, death, retirement, or a change in control of the Company in accordance with the term of the underlying agreement. The phantom stock units may be settled in cash, shares of Common Stock, or a combination of both, at the Company’s discretion.

Employee Stock Purchase Plan

The Company has a 1999 Employee Stock Purchase Plan (the “ESPP”), under which it is authorized to issue up to 300,000 shares of Common Stock. Employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year may participate in the ESPP. Under the terms of the ESPP, employees may elect each quarter to have up to 15% of their annual base earnings withheld to purchase shares of Common Stock, up to a limit of $25,000 of Common Stock per calendar year. The ESPP currently provides for four offering periods during the year which coincide with the calendar quarters. The purchase price of a share of Common Stock purchased under the ESPP is equal to 85% of the lower of the beginning-of-quarter or end-of-quarter market price. ESPP participants are restricted from selling the shares of Common Stock purchased under the ESPP for a period of six months after purchase. As of June 30, 2006, the Company had 176,056 shares available for issuance under the ESPP.

Pro Forma Effects

Had Forest recognized compensation expense for all stock-based awards based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148 and SFAS 123(R), its pro forma net earnings and earnings per common share for the three and six month periods ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In Thousands)
Net earnings, as reported	$52,201	91,072
Add: Stock-based employee compensation included in reported net income, net of tax	99	174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(722)	(1,458)
Pro forma net earnings	$51,578	89,788
Basic earnings per common share:
As reported	$.85	1.50
Pro forma	$.84	1.48
Diluted earnings per common share:
As reported	$.83	1.46
Pro forma	$.82	1.44

(5) LONG-TERM DEBT

Components of long-term debt are as follows:

	June 30, 2006				December 31, 2005
	Principal	Unamortized Premium (Discount)	Other (1)	Total	Principal	Unamortized Premium (Discount)	Other (1)	Total
	(In Thousands)
U.S. Credit Facility	$280,000	—	—	280,000	97,000	—	—	97,000
Canadian Credit Facility	78,839	—	—	78,839	56,806	—	—	56,806
8% Senior Notes Due 2008	265,000	(195)	4,512	269,317	265,000	(244)	5,652	270,408
8% Senior Notes Due 2011	285,000	7,104	4,576	296,680	285,000	7,750	4,992	297,742
7 3/4% Senior Notes Due 2014	150,000	(1,870)	13,958	162,088	150,000	(1,990)	14,841	162,851
	$1,058,839	5,039	23,046	1,086,924	853,806	5,516	25,485	884,807

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

The following table summarizes the activity for Forest’s asset retirement obligations for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Asset retirement obligations at beginning of period	$211,554	210,176
Accretion expense	4,653	8,599
Liabilities incurred	488	3,433
Liabilities assumed	1,009	705
Liabilities included in the Spin-off	(150,182)	—
Liabilities settled	(5,604)	(9,266)
Revisions of estimated liabilities	340	3,561
Impact of foreign currency exchange rate	506	(219)
Asset retirement obligations at end of period	62,764	216,989
Less: Current asset retirement obligations	(1,741)	(36,772)
Long-term asset retirement obligations	$61,023	180,217

(8) EMPLOYEE BENEFITS

The following table sets forth the components of the net periodic cost of Forest’s defined benefit pension plans and postretirement benefits in the United States for the three and six months ended June 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In Thousands)
Service cost	$—	—	137	167	—	—	306	334
Interest cost	548	581	101	113	1,096	1,162	219	226
Curtailment gain (1)	—	—	—	—	—	—	(1,851)	—
Expected return on plan assets	(607)	(586)	—	—	(1,215)	(1,172)	—	—
Recognized actuarial loss	228	188	—	—	455	376	—	—
Total net periodic expense	$169	183	238	280	336	366	(1,326)	560

(1)                Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for the six months ended June 30, 2006.

(9) FINANCIAL INSTRUMENTS

Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, various circumstances can cause commodity hedges to not qualify for cash flow hedge accounting either at the inception of the hedge or during the term of the hedge. When the criteria for cash flow hedge accounting are not met or when cash flow hedging is not elected, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

(9) FINANCIAL INSTRUMENTS (Continued)

Discontinuance of Hedge Accounting

As a result of production deferrals experienced in the Gulf of Mexico related to hurricanes Katrina and Rita, Forest was required to discontinue cash flow hedge accounting on some of its natural gas and oil hedges during the third and fourth quarters of 2005. Additionally, as a result of the Spin-off on March 2, 2006, additional commodity swaps and collars formerly designated as cash flow hedges of offshore Gulf of Mexico production also no longer qualified for hedge accounting.

Because a significant portion of the Company’s derivatives no longer qualified for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for all of its remaining commodity derivatives beginning in March 2006. This change in reporting will have no impact on the Company’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices. Subsequent to March 2006, the Company has recognized all mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity.

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

(In Thousands)
Third Quarter 2006	$2,250
Fourth Quarter 2006	3,207
$5,457

The table below summarizes the realized and unrealized losses (gains) Forest incurred related to its derivative instruments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$1,677	33,541	38,357	54,350
Realized losses (gains) on derivatives not designated as cash flow hedges(2)	13,698	(850)	17,613	(318)
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	—	(2,181)	(5,573)	(792)
Unrealized (gains) losses on derivatives not designated as cash flow hedges(2)	(14,378)	(2,129)	15,309	3,062
Total realized and unrealized losses recorded	$997	28,381	65,706	56,302

(1)                Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)                Included in other income and expense in the Condensed Consolidated Statements of Operations.

(9) FINANCIAL INSTRUMENTS (Continued)

The tables below set forth Forest’s outstanding commodity swaps and collars as of June 30, 2006:

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Third Quarter 2006	10.0	$5.51	7,500	$51.18
Fourth Quarter 2006	10.0	5.51	7,500	51.18
Fiscal 2007	—	—	3,500	73.16
Fiscal 2008	—	—	3,000	73.02
Fiscal 2009	—	—	2,500	73.02
Fiscal 2010	—	—	2,000	73.15

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Third Quarter 2006	50.0	$7.43/11.88	5,500	$46.73/65.87
Fourth Quarter 2006	50.0	7.43/11.88	5,500	46.73/65.87
Fiscal 2007	15.0	9.60/10.85	2,000	65.13/85.25

At June 30, 2006, the fair value of Forest’s commodity derivative contracts was a liability of $50.4 million (of which $49.2 million was classified as current) and a derivative asset of $14.6 million (of which $10.9 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

In July 2006, the Company entered into additional costless collar agreements. The table below sets forth the weighted average terms of these agreements.

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fiscal 2007	20.0	$8.13/12.34	2,000	$66.50/89.10

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At June 30, 2006, Forest had five reportable segments consisting of oil and gas operations in five business units Southern (formerly Gulf Coast), Western, Alaska, Canada, and International. Forest’s remaining marketing and processing activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business unit and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements. Effective in the first quarter of 2006, the Company ceased allocating general and administrative expenses to the business units to correspond with the Company’s decision to monitor and evaluate general and administrative expenses at the corporate level. Additionally, the Company modified the method utilized in allocating depletion expense between its business units effective in the first quarter of 2006 such that the depletion rate per Mcfe is consistent among those business units within the U.S. cost center. Segment information previously reported has been modified to conform with the current presentation.

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Three Months Ended June 30, 2006

	Oil and Gas Operations
	Southern	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$40,940	83,013	42,192	166,145	44,078	—	210,223
Expenses:
Lease operating expenses	4,800	9,799	13,565	28,164	7,365	—	35,529
Production and property taxes	2,799	6,880	577	10,256	741	—	10,997
Transportation costs	151	532	2,745	3,428	2,214	—	5,642
Depletion	10,128	24,098	8,623	42,849	19,548	—	62,397
Accretion of asset retirement obligations	378	224	424	1,026	264	11	1,301
Impairments	—	—	—	—	—	2,078	2,078
Earnings (loss) from operations	$22,684	41,480	16,258	80,422	13,946	(2,089)	92,279
Capital expenditures	$24,187	74,689	10,129	109,005	25,128	4,689	138,822
Goodwill	$15,009	56,367	—	71,376	16,349	—	87,725

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$92,279
Marketing, processing, and other	1,630
General and administrative expense (including stock-based compensation)	(11,071)
Administrative asset depreciation	(856)
Interest expense	(17,340)
Unrealized gains on derivative instruments, net	14,378
Realized losses on derivative instruments, net	(13,698)
Other income, net	110
Earnings before income taxes and discontinued operations	$65,432

Six Months Ended June 30, 2006

	Oil and Gas Operations
	Southern	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$111,785	163,237	65,713	340,735	88,584	—	429,319
Expenses:
Lease operating expenses	27,291	19,562	20,330	67,183	13,677	—	80,860
Production and property taxes	5,008	14,087	1,177	20,272	1,453	—	21,725
Transportation costs	811	1,125	4,348	6,284	4,087	—	10,371
Depletion	36,205	49,290	15,271	100,766	38,487	—	139,253
Accretion of asset retirement obligations	2,832	446	840	4,118	513	22	4,653
Impairments	—	—	—	—	—	2,078	2,078
Earnings (loss) from operations	$39,638	78,727	23,747	142,112	30,367	(2,100)	170,379
Capital expenditures	$355,730	157,677	19,431	532,838	74,815	5,563	613,216
Goodwill	$15,009	56,367	—	71,376	16,349	—	87,725

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$170,379
Marketing, processing, and other	3,980
General and administrative expense (including stock-based compensation)	(28,207)
Administrative asset depreciation	(1,668)
Spin-off and merger costs	(5,416)
Interest expense	(32,491)
Unrealized losses on derivative instruments, net	(9,736)
Realized losses on derivative instruments, net	(17,613)
Other expense, net	(750)
Earnings before income taxes and discontinued operations	$78,478

Three Months Ended June 30, 2005

	Oil and Gas Operations
	Southern	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$136,050	70,132	27,004	233,186	36,169	—	269,355
Expenses:
Lease operating expenses	22,034	9,232	10,016	41,282	4,501	—	45,783
Production and property taxes	3,431	6,288	559	10,278	269	—	10,547
Transportation costs	1,112	447	1,827	3,386	1,197	—	4,583
Depletion	50,673	23,579	7,793	82,045	14,349	—	96,394
Accretion of asset retirement obligations	3,503	215	391	4,109	203	10	4,322
Earnings (loss) from operations	$55,297	30,371	6,418	92,086	15,650	(10)	107,726
Capital expenditures	$67,335	323,512	5,514	396,361	11,926	987	409,274
Goodwill	$14,602	70,583	—	85,185	14,712	—	99,897

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$107,726
Marketing, processing, and other	1,700
General and administrative expense (including stock-based compensation)	(11,091)
Administrative asset depreciation	(855)
Interest expense	(16,061)
Unrealized gains on derivative instruments, net	4,310
Realized gains on derivative instruments, net	850
Other expense, net	(2,509)
Earnings before income taxes and discontinued operations	$84,070

(10) BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

Six Months Ended June 30, 2005

	Oil and Gas Operations
	Southern	Western	Alaska	Total U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$284,078	121,539	53,406	459,023	69,202	—	528,225
Expenses:
Lease operating expenses	42,096	17,583	24,241	83,920	9,723	—	93,643
Production and property taxes	6,993	10,884	1,122	18,999	1,445	—	20,444
Transportation costs	2,061	906	3,664	6,631	3,124	—	9,755
Depletion	105,735	42,295	14,804	162,834	29,005	—	191,839
Accretion of asset retirement obligations	6,892	508	750	8,150	439	10	8,599
Impairments	—	—	—	—	—	2,924	2,924
Earnings (loss) from operations	$120,301	49,363	8,825	178,489	25,466	(2,934)	201,021
Capital expenditures	$104,500	347,031	7,237	458,768	45,855	1,254	505,877
Goodwill	$14,602	70,583	—	85,185	14,712	—	99,897

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

(In Thousands)
Earnings from operations for reportable segments	$201,021
Marketing, processing, and other	3,121
General and administrative expense (including stock-based compensation)	(21,847)
Administrative asset depreciation	(1,686)
Interest expense	(30,560)
Unrealized losses on derivative instruments, net	(2,270)
Realized gains on derivative instruments, net	318
Other expense, net	(3,910)
Earnings before income taxes and discontinued operations	$144,187

(11) RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 48  (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, was issued in July 2006 and will be effective for the Company on January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company has not yet determined the impact this Interpretation will have on its financial position, results of operations or cash flows.

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

2006 OVERVIEW

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

Cotton Valley Acquisition

On March 31, 2006, Forest completed the acquisition of oil and gas properties located primarily in the Cotton Valley trend in East Texas. Forest paid approximately $255 million, as adjusted to reflect an economic effective date of February 1, 2006, for properties with an estimated 110 Bcfe of estimated proved reserves at the time the acquisition was announced in February 2006 and production that averaged 13 MMcfe per day in January 2006. Forest obtained approximately 26,000 net acres in the fields, of which approximately 14,000 net acres were undeveloped. This acquisition is expected to provide another core area of growth and add significant onshore activity to the Southern business unit. Forest funded this acquisition utilizing its bank credit facilities.

Production Increase

Production from the Retained Properties (see definition below) increased 17% during the three months ended June 30, 2006 from the corresponding period in 2005 and increased 13% during the six months ended June 30, 2006 from the same period in 2005. The production increase is discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Katy Field

Effective August 1, 2006, Forest took over as operator of the Katy field. The field has 33,000 gross acres, and Forest has 6 to 10 drilling projects planned for 2006 along with facilities modifications. The capital activity in this field is expected to increase as 31 development locations have been identified. Forest plans to undertake a field study including all 131 existing wellbores with a goal to propose a recompletion and drilling program in 2007.

Barnett Shale

In July 2006, Forest entered into a joint exploration agreement with a third party which increases its gross acreage position in the Barnett Shale to approximately 20,000 acres. The joint exploration agreement involved approximately 14,000 acres in Hill County, Texas. Each party will participate with approximately 50% working interest in this joint area. The first horizontal well commenced drilling in the third quarter of 2006.

RESULTS OF OPERATIONS

As a result of the Spin-off discussed above, the revenues and expenses associated with our offshore Gulf of Mexico operations are only included in our consolidated results of operations through February 28, 2006. As a result, the operational results for the three and six month periods of 2006 presented are not comparable to the corresponding periods in 2005. In the following discussions, revenues and expenses directly attributable with the properties included in the Spin-off (the “Spin-off Properties”) and those retained (the “Retained Properties”) are discussed separately.

Our reported earnings of $57.0 million for the second quarter of 2006, or $.90 per diluted share, were $4.8 million higher than net earnings of $52.2 million, or $.83 per diluted share, for the same period in 2005. The increase in net income was primarily attributable to higher commodity prices offset by lower oil and gas production as a result of the Spin-off transaction discussed above. Reported earnings for the six months ended June 30, 2006 of $60.7 million, or $.96 per diluted share, were $30.4 million lower than net income of $91.1 million, or $1.46 per diluted share, for the same period in 2005. The period over period change in net income was primarily due to the fact that the six months ended June 30, 2006 include only two months of the Spin-off Properties’ operations.

Oil and Gas Production and Revenues

Production volumes, oil and gas sales revenue, and average sales prices for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006				2005
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	11,503	1,379	349	21,871	8,808	1,348	354	19,020
Canada	5,964	181	107	7,692	4,448	216	101	6,350
Total Retained Properties	17,467	1,560	456	29,563	13,256	1,564	455	25,370
Spin-off Properties	—	—	—	—	14,325	633	210	19,383
Totals	17,467	1,560	456	29,563	27,581	2,197	665	44,753
Revenues (in thousands):
Retained Properties:
United States	$63,896	92,159	11,767	167,822	52,484	67,785	9,073	129,342
United States hedging gains (losses)	2,713	(4,390)	—	(1,677)	(2,726)	(6,919)	—	(9,645)
Canada	28,144	10,699	5,235	44,078	24,726	8,244	3,199	36,169
Total Retained Properties	94,753	98,468	17,002	210,223	74,484	69,110	12,272	155,866
Spin-off Properties	—	—	—	—	98,856	32,436	6,093	137,385
Spin-off Properties hedging losses	—	—	—	—	(13,225)	(10,671)	—	(23,896)
Total Spin-off Properties	—	—	—	—	85,631	21,765	6,093	113,489
Totals	$94,753	98,468	17,002	210,223	160,115	90,875	18,365	269,355
Average sales price:
Retained Properties:
United States	$5.55	66.83	33.72	7.67	5.96	50.29	25.63	6.80
United States hedging gains (losses)	.24	(3.18)	—	(.08)	(.31)	(5.13)	—	(.51)
Canada	4.72	59.11	48.93	5.73	5.56	38.17	31.67	5.70
Total Retained Properties	5.42	63.12	37.29	7.11	5.62	44.19	26.97	6.14
Spin-off Properties	—	—	—	—	6.90	51.24	29.01	7.09
Spin-off Properties hedging losses	—	—	—	—	(.92)	(16.86)	—	(1.23)
Total Spin-off Properties	—	—	—	—	5.98	34.38	29.01	5.86
Totals	$5.42	63.12	37.29	7.11	5.81	41.36	27.62	6.02

Production volumes, oil and gas sales revenue, and average sales prices for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006				2005
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	20,794	2,522	685	40,036	16,418	2,739	535	36,062
Canada	11,693	372	204	15,149	8,855	435	215	12,755
Total Retained Properties	32,487	2,894	889	55,185	25,273	3,174	750	48,817
Spin-off Properties	6,378	193	82	8,028	29,998	1,320	478	40,786
Totals	38,865	3,087	971	63,213	55,271	4,494	1,228	89,603
Revenues (in thousands):
Retained Properties:
United States	$129,275	159,640	21,568	310,483	94,381	130,452	13,509	238,342
United States hedging losses	(4,994)	(11,043)	—	(16,037)	(3,869)	(9,782)	—	(13,651)
Canada	60,476	18,776	9,332	88,584	46,175	16,205	6,822	69,202
Total Retained Properties	184,757	167,373	30,900	383,030	136,687	136,875	20,331	293,893
Spin-off Properties	53,975	11,614	3,020	68,609	196,713	64,751	13,567	275,031
Spin-off Properties hedging losses	(16,926)	(5,394)	—	(22,320)	(18,759)	(21,940)	—	(40,699)
Total Spin-off Properties	37,049	6,220	3,020	46,289	177,954	42,811	13,567	234,332
Totals	$221,806	173,593	33,920	429,319	314,641	179,686	33,898	528,225
Average sales price:
Retained Properties:
United States	$6.22	63.30	31.49	7.76	5.75	47.63	25.25	6.61
United States hedging losses	(.24)	(4.38)	—	(.40)	(.24)	(3.57)	—	(.38)
Canada	5.17	50.47	45.75	5.85	5.21	37.25	31.73	5.43
Total Retained Properties	5.69	57.83	34.76	6.94	5.41	43.12	27.11	6.02
Spin-off Properties	8.46	60.18	36.83	8.55	6.56	49.05	28.38	6.74
Spin-off Properties hedging losses	(2.65)	(27.95)	—	(2.78)	(.63)	(16.62)	—	(1.00)
Total Spin-off Properties	5.81	32.23	36.83	5.77	5.93	32.43	28.38	5.74
Totals	$5.71	56.23	34.93	6.79	5.69	39.98	27.60	5.90

Net oil and gas production from the Retained Properties in the second quarter of 2006 was 29.6 Bcfe or an average of 324.9 MMcfe per day, a 17% increase from 25.4 Bcfe or an average of 278.8 MMcfe per day in the second quarter of 2005. Net oil and gas production from the Retained Properties in the first six months of 2006 was 55.2 Bcfe or an average of 304.9 MMcfe per day, a 13% increase from 48.8 Bcfe or an average of 269.7 MMcfe per day in the same period of 2005. The net increase in oil and gas production in each period was primarily attributable to success in in-fill drilling programs as well as exploration success in West Texas throughout 2005 and 2006.

Oil and natural gas revenues from the Retained Properties were $210.2 million during the three months ended June 30, 2006, a 35% increase as compared to $155.9 million for the same period in the prior year. The increase in oil and natural gas revenues for the three month period was due to a 17% increase in production as well as a 16% increase in the average realized sales price per Mcfe from $6.14 in 2005 to $7.11 in 2006. Oil and natural gas revenues from the Retained Properties were $383.0 million during the six months ended June 30, 2006, a 30% increase as compared to $293.9 million for the same period in the prior year. The increase in oil and natural gas revenues for the six month period was due to a 15% increase in the average realized sales price per Mcfe from $6.02 in 2005 to $6.94 in 2006 as well as a 13% increase in production.

No oil and gas production or revenue was recognized in the second quarter of 2006 related to the Spin-off Properties as a result of the completion of the Spin-off transaction on March 2, 2006. Oil and gas production from the Spin-off Properties during the second quarter of 2005 was 19.4 Bcfe or an average of 213.0 MMcfe per day. Net oil and gas production from the Spin-off Properties in the first six month period of 2006 was 8.0 Bcfe compared to 40.8 Bcfe in the same period in 2005. The decrease in total production was primarily due the fact that the six month period of 2006 only includes two months of offshore production. During the quarter ended June 30, 2005 oil and gas revenues from the Spin-off Properties totaled $113.5 million resulting in an average price per Mcfe of $5.86. Oil and natural gas revenues from the Spin-off Properties totaled $46.3 million, or $5.77 per Mcfe, during the six months ended June 30, 2006, as compared to $234.3 million, or $5.74 per Mcfe, for the same period in the prior year. The decrease in total oil and gas revenues was due to the fact that the six month period of 2006 includes only two months of offshore production.

The average realized sales prices for the periods presented include losses that we recognized on our derivative instruments designated as cash flow hedges. For the three months ended June 30, 2006, Forest recognized hedging losses of $1.7 million compared to hedging losses of $33.5 million during the same period in the prior year. For the six months ended June 30, 2006, Forest recognized hedging losses of $38.4 million compared to hedging losses of $54.4 million during the same period in the prior year. The recognized losses in the first six months of 2006 include $15.2 million in hedge losses settled in the fourth quarter of 2005 but recognized in the first quarter of 2006 to correspond with the timing of the production that was deferred by hurricanes Katrina and Rita. See Realized and Unrealized Gains and Losses on Derivative Instruments below for information on gains and losses recognized on derivative instruments not designated as cash flow hedges during the three and six months ended June 30, 2006 and 2005.

Oil and Gas Production Expense

The tables below set forth the detail of oil and gas production expense, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses (“LOE”):
Direct operating expense and overhead	$32,840	—	32,840	23,850	14,486	38,336
Workover expense	2,689	—	2,689	2,731	4,716	7,447
Total LOE	$35,529	—	35,529	26,581	19,202	45,783
LOE per Mcfe	$1.20	—	1.20	1.05	.99	1.02
Production and property taxes	$10,997	—	10,997	9,857	690	10,547
Production and property taxes per Mcfe	$.37	—	.37	.39	.04	.24
Transportation costs	$5,642	—	5,642	3,564	1,019	4,583
Transportation costs per Mcfe	$.19	—	.19	.14	.05	.10

	Six Months Ended June 30,
	2006			2005
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses (“LOE”):
Direct operating expense and overhead	$57,759	9,535	67,294	49,903	29,244	79,147
Workover expense	4,805	8,761	13,566	7,916	6,580	14,496
Total LOE	$62,564	18,296	80,860	57,819	35,824	93,643
LOE per Mcfe	$1.13	2.28	1.28	1.18	.88	1.05
Production and property taxes	$21,574	151	21,725	19,161	1,283	20,444
Production and property taxes per Mcfe	$.39	.02	.34	.39	.03	.23
Transportation costs	$10,027	344	10,371	7,894	1,861	9,755
Transportation costs per Mcfe	$.18	.04	.16	.16	.05	.11

Lease Operating Expenses

Lease operating expenses in the second quarter of 2006 for the Retained Properties increased 34%, or $8.9 million, to $35.5 million from $26.6 million in the second quarter of 2005. On a per-Mcfe basis, LOE increased by 14% to $1.20 per Mcfe in the second quarter of 2006 from $1.05 per Mcfe in the second quarter of 2005. The 14% increase on a per-unit basis was primarily attributable to increases in LOE on non-operated properties, increases in fuel costs and higher Canadian exchange rates. Lease operating expenses in the first six months of 2006 attributable to the Retained Properties increased 8%, or $4.7 million, to $62.6 million from $57.8 million during the same period in 2005. On a per-Mcfe basis, LOE decreased 4% to $1.13 per Mcfe in first six months of 2006 from $1.18 per Mcfe in the corresponding period in 2005. The decrease is attributable to a higher percentage of production derived from newly developed gas properties, cost reduction initiatives, and decreases in workover expenses offset by the increases in LOE during the second quarter of 2006 as discussed above.

Lease operating expenses for the Spin-off Properties during in the three months ended June 30, 2005 were $19.2 million, or $.99 per Mcfe. Lease operating expenses for the Spin-off Properties during the six month period ended June 30, 2006 were $18.3 million compared to $35.8 million in 2005. On a per-Mcfe basis, LOE increased $1.40 per Mcfe in 2006 to $2.28 per Mcfe from $.88 per Mcfe in 2005. The primary reason for the increase in LOE for the Spin-off Properties was due to an increase in workover expenses.

Production and Property Taxes

Production and property taxes on the Retained Properties increased by 12% or $1.1 million during the second quarter of 2006 as compared to the prior year’s second quarter. Production and property taxes on the Retained Properties increased by 13% or $2.4 million during the six month period ending June 30, 2006 as compared to the corresponding period in the prior year. The increase in each of the respective periods was a result of the higher realized oil and gas revenues and higher assessed property valuations offset by severance tax incentives in Texas.

Production and property taxes for the Spin-off Properties were $.7 million during the second quarter of 2005.  Production and property taxes incurred on the Spin-off Properties were $.2 million during the first six months of 2006 as compared to $1.3 million during the same period of the prior year. The decrease in the Spin-off Properties’ production and property taxes was due to the fact that the first six months of 2006 includes only two months of activity.

Transportation Costs

Transportation costs for the Retained Properties increased to $5.6 million or $.19 per Mcfe in the three months ended June 30, 2006 from $3.6 million or $.14 per Mcfe for the corresponding 2005 period. Transportation costs for the Retained Properties increased $2.1 million to $10.0 million in the six months ended June 30, 2006 from $7.9 million for the corresponding 2005 period. Transportation costs for the Retained Properties on a per-Mcfe basis were $.18 per Mcfe and $.16 per Mcfe for the six month periods ended June 30, 2006 and 2005, respectively. The increase in transportation costs in each period was primarily due to higher transportation and processing costs in Canada and Alaska.

Transportation costs for the Spin-off Properties on a per-Mcfe basis were $.05 per Mcfe for the quarter ended June 30, 2005. Transportation costs for the Spin-off Properties on a per-Mcfe basis were $.04 per Mcfe and $.05 per Mcfe for the six month periods ended June 30, 2006 and 2005, respectively.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the three and six month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except per Mcfe Data)
Total general and administrative costs	$14,095	17,200	29,439	33,965
General and administrative costs capitalized	(5,522)	(6,263)	(11,584)	(12,400)
General and administrative expense	$8,573	10,937	17,855	21,565
General and administrative expense per Mcfe	$.29	.24	.28	.24
Total stock-based compensation costs	$3,343	257	16,196	470
Stock-based compensation costs capitalized	(845)	(103)	(5,844)	(188)
Stock-based compensation expense	$2,498	154	10,352	282
Stock-based compensation expense per Mcfe	$.08	—	.16	—
Total general administrative expense including stock-based compensation	$11,071	11,091	28,207	21,847

General and Administrative Expenses

The decrease in total general and administrative costs and general and administrative costs expensed from 2005 to 2006 in both the three and six month periods was primarily related to salary and benefit savings related to employees that terminated their employment with Forest and joined Mariner after the Spin-off. The decrease in total general and administrative costs and general and administrative costs expensed in the six month period was also due to a $1.9 million reduction in our post-retiree medical benefit liability caused by a curtailment in the post retiree medical benefit plan as a result of the Spin-off.

Stock-Based Compensation Expense

The significant increase in stock-based compensation in 2006 is due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Under this method of accounting, compensation cost is recorded for all unvested stock options, restricted stock, and phantom stock units beginning in the period of adoption and prior financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized over the requisite service period (usually the vesting period). Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of the option grant.

In accordance with the provisions of SFAS 123(R), stock-based compensation cost in the amount of $3.3 million was recorded in the three months ended June 30, 2006. Of this amount, $2.5 million was recorded as compensation expense and $.8 million was capitalized to oil and gas properties in accordance with the full cost method of accounting. Stock-based compensation cost in the amount of $16.2 million was recorded in the six months ended June 30, 2006 of which approximately $9.7 million is attributed to a partial settlement of Forest’s restricted stock awards and phantom stock unit awards in connection with the Spin-off. Of this amount, $10.4 million was recorded as compensation expense and $5.8 million was capitalized to oil and gas properties in accordance with the full cost method of accounting.

Depreciation and Depletion

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended June 30, 2006 was $63.3 million compared to $97.2 million for the same period in 2005. On an equivalent Mcf basis, DD&A expense was $2.14 per Mcfe for the three months ended June 30, 2006 compared to $2.17 per Mcfe for the same period in the prior year. DD&A for the six months ended June 30, 2006 was $140.9 million compared to $193.5 million for the same period in 2005. On an equivalent Mcf basis, DD&A expense was $2.23 per Mcfe for the six months ended June 30, 2006 compared to $2.16 per Mcfe for the same period in the prior year.

Interest Expense

Interest expense in the second quarter of 2006 totaled $17.3 million compared to $16.1 million in the second quarter of 2005. Interest expense during the first six months of 2006 totaled $32.5 million compared to $30.6 million in the same period of 2005. The increase in interest expense during each period in 2006 compared to the corresponding periods in 2005 was due primarily to a combination of higher interest rates and increased average debt balances.

Realized and Unrealized Gains and Losses on Derivative Instruments

Realized and unrealized gains and losses on derivative instruments are primarily related to derivatives which did not qualify for cash flow hedge accounting either at their inception or where hedge accounting was discontinued during their term. When the criteria for cash flow hedge accounting is not met or when cash flow hedge accounting is not elected, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues, while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

The table below sets forth realized and unrealized gains and losses recognized under “Other income and expense” in our Condensed Consolidated Statements of Operations principally related to our derivatives where cash flow hedge accounting was not employed for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Unrealized (gains) losses	$(14,378)	(4,310)	9,736	2,270
Realized losses (gains)	13,698	(850)	17,613	(318)

For comparative purposes, the following table sets forth, for the periods indicated, realized losses on derivative instruments that met the criteria for hedge accounting, which were recorded as reductions of oil and gas revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Realized losses included in oil and gas revenue	$1,677	33,541	38,357	54,350

Discontinuance of Hedge Accounting

Because a significant portion of our derivatives no longer qualified for hedge accounting and to increase clarity in our financial statements, Forest elected to discontinue hedge accounting for all of its remaining commodity derivatives beginning in March 2006. Subsequent to March 2006, Forest will recognize mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity. The net mark-to-market losses on our outstanding derivatives at the time Forest discontinued hedge accounting are deferred in accumulated other comprehensive income, and are amortized to earnings as the original hedged transactions occur in 2006. This change in reporting will have no impact on Forest’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices.

Current and Deferred Income Tax Expense

Forest recorded income tax expense of $8.4 million in the three months ended June 30, 2006, compared to $31.9 million in the comparable period of 2005. Our effective tax rates for the three months ended June 30, 2006 and 2005 were 12.8% and 37.9%, respectively. The quarter-over-quarter decrease in the effective tax rate was primarily attributable to statutory rate reductions enacted in Canada as well as changes in the tax regulations in Texas. Together, these adjustments reduced our income tax provision in the second quarter 2006 by approximately $16.2 million. Forest recorded income tax expense of $20.2 million and $53.1 million in the six months ended June 30, 2006 and 2005, respectively. Our effective tax rates for the six months ended June 30, 2006 and 2005 were 25.7% and 36.8%, respectively. The decrease in the effective tax rate was due to statutory rate reductions enacted in Canada and changes in the Texas income tax law partially offset by non-deductible spin-off and merger costs and an increase in our estimated combined state income tax rates resulting from the Spin-off. Together, these adjustments decreased our total tax expense during the six months of 2006 by approximately $9.2 million. The table below sets forth the components of our income tax provision for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In Thousands)
Federal, state and provincial tax at statutory rates	$25,698	30,256
Statutory rate reductions in Canada	(10,810)	(10,810)
Changes in Texas income tax law	(5,430)	(5,430)
Increased state income tax rates from the Spin-off	—	5,015
Non-deductible spin-off and merger costs	—	2,067
Other, net	(1,074)	(917)
Total income tax expense	$8,384	20,181

Discontinued Operations

On March 1, 2004, Forest sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration payments over a period of five years through February 2009. During the six months ended June 30, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax) due under the agreement, which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

Impairments

During the second quarter of 2006, Forest recorded an impairment of $2.1 million related to certain properties located in Gabon. The Gabon impairment was related to historical costs impaired to reflect a recently drilled dry hole. During the six months ended June 30, 2005, Forest recorded an impairment of $2.9 million related to various international properties, principally related to its properties in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalized our international assets to concentrate on fewer areas.

Liquidity and Capital Resources

In 2006, as in 2005, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available for acquisitions, in whole or in part, or other corporate purposes, including the repayment of indebtedness.

The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines in 2006 would adversely affect the amount of cash flow generated from operations, we utilize a remaining hedging program to partially mitigate that risk. As of July 1, 2006, Forest has hedged approximately 25.4 Bcfe of its remaining production for 2006. This level of hedging provides a measure of certainty of the cash flow we will receive for a large portion of our expected remaining 2006 production. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2006 hedging contracts, see Item 3—“Quantitative and Qualitative

Disclosures about Market Risk—Commodity Price Risk,” below.

Our $600 million revolving bank credit facilities, which we entered into in September 2004, provide another source of liquidity. These credit facilities, which mature in September 2009, are used to fund daily operating activities and acquisitions in the United States and Canada as needed. See “Bank Credit Facilities” below.

On March 2, 2006, we completed the Spin-off of our offshore Gulf of Mexico operations. As a result of the Spin-off, we expect future cash flows from operations to be significantly lower; however, we also expect a significant decrease in offshore capital expenditures and payments for asset retirement obligations. Prior to the Merger, as part of the Spin-off, we received approximately $176.1 million from FERI, which we used to pay down our credit facilities. FERI obtained these funds from a bank credit facility it established immediately prior to the Spin-off. Subsequent to March 31, 2006, we received an additional $21.7 million from FERI for total proceeds of $197.8 million. The total cash received is subject to further potential adjustment to reflect the economic effective date of July 1, 2005. We do not believe the Spin-off will have a material effect on our liquidity and capital resources nor do we believe it will materially adversely affect our ability to access the capital markets.

The public capital markets have been our principal source of funds to finance large acquisitions. We have issued debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. In July 2004, we filed a shelf registration statement that allows Forest to issue equity and debt securities of up to $600 million, all of which is still available. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, and other risks as explained in Part 1, Item 1A—“Risk Factors” of our 2005 Annual Report on Form 10-K.

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

Availability under the credit facilities will be based either on certain financial covenants included in the credit facilities or on the loan value assigned to Forest’s oil and gas properties. If Forest’s corporate credit rating by Moody’s is “Ba1” or higher and “BB+” or higher by S&P, the credit facilities may be governed by certain financial covenants. Alternatively, if Forest’s corporate credit rating is “Ba2” or lower by Moody’s or “BB” or lower by S&P, availability under the credit facilities will be governed by a borrowing base (“Global Borrowing Base”). Currently, the amount available under the credit facilities is determined by the Global Borrowing Base. On March 2, 2006, concurrent with the completion of the Spin-off, the Global Borrowing Base was reduced from $900 million to $600 million. On May 10, 2006 the Global Borrowing Base was increased to $850 million; however, the size of the commitments remained unchanged with $500 million allocated to the U.S. credit facility and $100 million allocated to the Canadian facility.

At July 31, 2006, there were outstanding borrowings of $246.0 million under the U.S. credit facility at a weighted average interest rate of 6.9%, and there were outstanding borrowings of $75.1 million under the Canadian credit facility at a weighted average interest rate of 5.9%. We also had used the credit facilities for approximately $2.7 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $276.2 million at July 31, 2006.

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

Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Net cash provided by operating activities	$197,152	325,423
Net cash used by investing activities	(614,161)	(401,671)
Net cash provided by financing activities	415,302	35,728

The decrease in net cash provided by operating activities in the six months ended June 30, 2006 compared to the same period of 2005 was due primarily to lower oil and gas revenues due to the Spin-off. The increase in cash used by investing activities in the six months ended June 30, 2006 was due primarily to increased capital expenditures for exploration and development in the six months ended June 30, 2006 compared to the same period in 2005. Net cash provided by financing activities in the six months ended June 30, 2006 included net bank proceeds of $378.3 million and proceeds from the exercise of stock options and employee stock purchases of $3.8 million. Of the $378.3 million in net bank proceeds for the six month period of 2006, $176.1 million was drawn on a bank credit facility established by FERI in March 2006, immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. The 2005 period included proceeds from the exercise of stock options and warrants and employee stock purchases of approximately $38.5 million offset by net bank debt repayments of $3.0 million.

Capital Expenditures

Expenditures for property acquisition, exploration, and development were as follows:

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Property acquisition costs(1):
Proved properties	$242,995	242,970
Unproved properties	46,517	69,405
	289,512	312,375
Exploration costs:
Direct costs	111,081	65,614
Overhead capitalized	7,361	6,569
	118,442	72,183
Development costs:
Direct costs	195,195	115,300
Overhead capitalized	10,067	6,019
	205,262	121,319
Total capital expenditures for property acquisition, exploration, and development (1) (2)	$613,216	505,877

(1)                Total capital expenditures include both cash expenditures and accrued expenditures.

(2)                Does not include estimated discounted asset retirement obligations of $1.8 million and $7.7 million related to assets placed in service during the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, expenditures for exploration and development activities totaled $324 million ($288 million attributable to the Retained Properties and $36 million attributable to the Spin-off Properties), exclusive of costs for property acquisitions. Forest anticipates expenditures for exploration and development activities in 2006 will approximate $500 million for the Retained Properties. However, due to drilling success at Greater Vermejo/Haley and other areas, Forest is considering an increase in the 2006 capital budget later in the third quarter of 2006. Some of the factors impacting the level of capital expenditures in 2006 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors, and other cautionary statements described under the heading “Risk Factors” included in Part I of our 2005 Annual Report on Form 10-K

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2006, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Third Quarter 2006	10.0	$5.51	$(555)	7,500	$51.18	$(16,227)
Fourth Quarter 2006	10.0	5.51	(2,414)	7,500	51.18	(16,834)
Fiscal 2007	—	—	—	3,500	73.16	(3,415)
Fiscal 2008	—	—	—	3,000	73.02	(753)
Fiscal 2009	—	—	—	2,500	73.02	966
Fiscal 2010	—	—	—	2,000	73.15	1,694

Collars

Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2006, we had entered into the following collars:

	Collars
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Third Quarter 2006	50.0	$7.43/11.88	$6,894	5,500	$46.73/65.87	$(4,872)
Fourth Quarter 2006	50.0	7.43/11.88	2,376	5,500	46.73/65.87	(6,031)
Fiscal 2007	15.0	9.60/10.85	3,883	2,000	65.13/85.25	(495)

The fair value of our derivative instruments based on the futures prices quoted on June 30, 2006 was a net liability of approximately $35.8 million.

In July 2006, we entered into additional costless collar agreements. The table below sets forth the terms of these costless collar agreements.

	Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fiscal 2007	20.0	$8.13/12.34	2,000	$66.50/89.10

The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2006, beginning with the fair value of our commodity contracts on December 31, 2005:

Fair Value of Derivative Contracts
(In Thousands)
Unrealized losses on derivative contracts as of December 31, 2005	$(150,737)
Net increase in fair value	41,897
Fair value of derivatives transferred in Spin-off	17,087
Net contract losses recognized	55,970
Unrealized losses on derivative contracts as of June 30, 2006	$(35,783)

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

Interest Rate Risk

The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest’s debt obligations and the fair value of our debt obligations at June 30, 2006:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	358,839	—	—	358,839	358,839
Average interest rate (1)	—	6.63%	—	—	6.63%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	712,419
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate (2)	7.13%	—	7.71%	6.56%	7.24%

(1)                As of June 30, 2006.

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

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2006 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2006, Forest held its Annual Meeting of Shareholders (“Annual Meeting”) in Denver, Colorado. A total of 56,911,229 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of two proposals set forth in Forest’s Proxy Statement dated April 4, 2006. The two proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

Proposal No. 1:   Election of three Class III directors.

	Shares Voted for Election as Director	Shares Withheld Authority to Vote for Election
H. Craig Clark	56,477,260	433,969
William L. Britton	56,016,571	894,658
James D. Lightner	56,478,891	432,338

In addition to the three Class III directors noted above, the other directors of Forest whose terms did not expire at the 2006 Annual Meeting are: Forrest E. Hoglund, Cortlandt S. Dietler, Dod A. Fraser, James H. Lee and Patrick R. McDonald.

Proposal No. 2:   Ratification of the appointment of KPMG as independent accountants.

Shares Voted for	Shares Against	Abstentions
56,766,733	115,859	28,636

There were no broker non-votes.

Item 6.  EXHIBITS

(a)            Exhibits.

10.1*	Second Amendment to Forest Oil Corporation Pension Trust Agreement as Amended and Restated January 1, 2002.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

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

FOREST OIL CORPORATION (Registrant)

August 9, 2006	By:	/s/ DAVID H. KEYTE
David H. Keyte
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND
Victor A. Wind
Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1 *	Second Amendment to Forest Oil Corporation Pension Trust Agreement as Amended and Restated January 1, 2002.
31.1 *	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 +	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2 +	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.

*                    Filed herewith.

+                    Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.