Form 10-Q
period 2006-09-30
FOREST OIL CORP
filed 2006-11-09
CIK 38079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 62,931,547 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2006

ii

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,402	7,231
Accounts receivable	119,918	178,124
Derivative instruments	37,499	941
Deferred tax assets	—	77,346
Other current assets	34,588	52,283
Total current assets	203,407	315,925
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,220,480 and $3,059,031	2,435,869	2,898,774
Unproved	259,842	275,684
Net oil and gas properties	2,695,711	3,174,458
Other property and equipment, net of accumulated depreciation and amortization of $31,329 and $32,527	31,850	25,560
Net property and equipment	2,727,561	3,200,018
Derivative instruments	19,413	—
Goodwill	86,880	87,072
Other assets	34,108	42,531
	$3,071,369	3,645,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,150	312,076
Accrued interest	18,242	4,260
Derivative instruments	14,781	151,678
Asset retirement obligations	1,800	33,329
Deferred income taxes	4,183	—
Other current liabilities	14,745	21,573
Total current liabilities	284,901	522,916
Long-term debt	1,096,076	884,807
Asset retirement obligations	58,948	178,225
Other liabilities	43,436	45,691
Deferred income taxes	180,800	329,385
Total liabilities	1,664,161	1,961,024
Shareholders’ equity:
Preferred stock, none issued	—	—
Common stock, 62,927,258 and 64,548,229 shares issued and outstanding	6,293	6,455
Capital surplus	1,211,519	1,529,102
Retained earnings	106,947	217,293
Accumulated other comprehensive income (loss)	82,449	(18,220)
Treasury stock, at cost, 1,861,143 shares held in 2005	—	(50,108)
Total shareholders’ equity	1,407,208	1,684,522
	$3,071,369	3,645,546

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$90,296	156,070	312,102	470,711
Oil, condensate, and natural gas liquids	110,624	110,080	318,137	323,664
Total oil and gas sales	200,920	266,150	630,239	794,375
Marketing, processing, and other	1,919	2,086	5,899	5,207
Total revenue	202,839	268,236	636,138	799,582
Operating expenses:
Lease operating expenses	34,963	51,576	115,823	145,219
Production and property taxes	8,974	10,914	30,699	31,358
Transportation costs	5,494	4,597	15,865	14,352
General and administrative (including stock-based compensation)	10,548	9,847	38,755	31,694
Depreciation and depletion	62,505	91,029	203,426	284,554
Accretion of asset retirement obligations	1,226	4,352	5,879	12,951
Impairments and other	—	4,002	2,078	6,926
Spin-off and merger costs	—	—	5,416	—
Total operating expenses	123,710	176,317	417,941	527,054
Earnings from operations	79,129	91,919	218,197	272,528
Other income and expense:
Interest expense	19,122	15,664	51,613	46,224
Unrealized (gains) losses on derivative instruments, net	(77,914)	72,095	(68,178)	74,365
Realized losses (gains) on derivative instruments, net	12,883	38	30,496	(280)
Unrealized foreign currency exchange loss	766	—	766	—
Other (income) expense, net	(950)	341	(200)	4,251
Total other income and expense	(46,093)	88,138	14,497	124,560
Earnings before income taxes and discontinued operations	125,222	3,781	203,700	147,968
Income tax expense:
Current	(743)	(203)	2,078	1,971
Deferred	49,031	719	66,391	51,660
Total income tax expense	48,288	516	68,469	53,631
Earnings from continuing operations	76,934	3,265	135,231	94,337
Income from discontinued operations, net of tax	—	—	2,422	—
Net earnings	$76,934	3,265	137,653	94,337
Basic earnings per common share:
Earnings from continuing operations	$1.24	.05	2.17	1.54
Income from discontinued operations, net of tax	—	—	.04	—
Net earnings per common share	$1.24	.05	2.21	1.54
Diluted earnings per common share:
Earnings from continuing operations	$1.21	.05	2.13	1.50
Income from discontinued operations, net of tax	—	—	.04	—
Net earnings per common share	$1.21	.05	2.17	1.50

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
	(In Thousands)
Balances at January 1, 2006	64,548	$6,455	1,529,102	217,293	(18,220)	(50,108)	1,684,522
Exercise of stock options	218	22	4,649	(8)	—	27	4,690
Tax benefit of stock options exercised	—	—	40	—	—	—	40
Employee stock purchase plan	20	2	553	—	—	—	555
Restricted stock issued, net of forfeitures	1	—	—	—	—	—	—
Retirement of treasury stock	(1,860)	(186)	(49,895)	—	—	50,081	—
Amortization of stock-based compensation	—	—	17,017	—	—	—	17,017
Tax benefit of acquired net operating losses	—	—	8,405	—	—	—	8,405
Pro rata distribution of MERI common stock to shareholders (Note 2)	—	—	(298,352)	(247,991)	7,549	—	(538,794)
Comprehensive earnings:
Net earnings	—	—	—	137,653	—	—	137,653
Unrealized gain on effective derivative instruments, net of tax	—	—	—	—	77,074	—	77,074
Amortization of deferred hedging loss, net of tax	—	—	—	—	2,411	—	2,411
Decrease in unfunded pension liability, net of tax	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	13,552	—	13,552
Total comprehensive earnings							230,773
Balances at September 30, 2006	62,927	$6,293	1,211,519	106,947	82,449	—	1,407,208

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Operating activities:
Net earnings	$137,653	94,337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	203,426	284,554
Accretion of asset retirement obligations	5,879	12,951
Stock-based compensation	11,384	426
Impairments	2,078	2,924
Unrealized (gains) losses on derivative instruments, net	(68,178)	74,365
Amortization of deferred derivative losses	15,204	—
Unrealized foreign currency exchange loss	766	—
Deferred income tax expense	67,617	51,660
Other, net	(2,565)	1,883
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	966	(645)
Other current assets	(23,330)	(3,956)
Accounts payable	(1,131)	(6,859)
Accrued interest and other current liabilities	(3,153)	6,792
Net cash provided by operating activities	346,616	518,432
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(741,495)	(548,133)
Other fixed assets	(9,718)	(9,659)
Proceeds from sales of assets	1,367	23,668
Other, net	120	(4,273)
Net cash used by investing activities	(749,726)	(538,397)
Financing activities:
Proceeds from bank borrowings	2,444,963	1,630,000
Repayments of bank borrowings	(2,055,924)	(1,663,000)
Repayments of bank debt assumed in acquisition	—	(35,000)
Proceeds from Spin-off (Note 2)	21,670	—
Proceeds from the exercise of options and warrants and employee stock purchases	5,246	41,806
Other, net	(8,599)	(1,723)
Net cash provided (used) by financing activities	407,356	(27,917)
Effect of exchange rate changes on cash	(75)	(780)
Net increase (decrease) in cash and cash equivalents	4,171	(48,662)
Cash and cash equivalents at beginning of period	7,231	55,251
Cash and cash equivalents at end of period	$11,402	6,589
Cash paid during the period for:
Interest	$42,819	35,235
Income taxes	5,243	5,128

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)                               BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, “Forest” or the “Company”). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

Divestitures

Spin-off and Merger of Offshore Gulf of Mexico Operations

On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a special dividend, which consisted of a pro rata spin-off (the “Spin-off”) of all outstanding shares of Forest Energy Resources, Inc. (hereinafter known as Mariner Energy Resources, Inc. or “MERI”), a total

(2)          ACQUISITIONS AND DIVESTITURES (Continued)

of 50,637,010 shares of common stock, to holders of record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, MERI was merged with a subsidiary of Mariner Energy, Inc. (“Mariner”) in a stock for stock transaction (the “Merger”). Mariner’s common stock commenced trading on the New York Stock Exchange on March 3, 2006.

The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, MERI paid Forest approximately $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by MERI immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. As of October 31, 2006, in accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest has determined it owes MERI approximately $5.8 million, which is subject to further adjustment.

The table below sets forth the effect of the Spin-off on the Company’s balance sheet:

Change in Balance Sheet Accounts
(In Thousands)
Assets (Increase/(Decrease))
Cash	$(10)
Accounts receivable—Due from MERI	15,953
Accounts receivable—third parties	(54,078)
Other current assets	(44,837)
Proved oil and gas properties, net of accumulated depletion	(1,033,289)
Unproved oil and gas properties	(38,523)
Other assets	(7,919)
Liabilities and Shareholders’ Equity ((Increase)/Decrease)
Current liabilities	96,142
Derivative instruments	17,087
MERI credit facility	176,102
Asset retirement obligations	150,182
Deferred income taxes	184,396
Accumulated other comprehensive income	(7,549)
Net decrease to capital surplus and retained earnings	$(546,343)

Sale of ProMark—Discontinued Operations

On March 1, 2004, the Company sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the nine months ended September 30, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax), which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

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

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, unvested phantom stock units, and warrants. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$76,934	3,265	135,231	94,337
Income from discontinued operations, net of tax	—	—	2,422	—
Net earnings	$76,934	3,265	137,653	94,337
Weighted average common shares outstanding during the period	62,250	61,946	62,187	61,198
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,234	1,194	1,194	1,077
Add dilutive effects of warrants	—	—	—	432
Weighted average common shares outstanding, including the effects of dilutive securities	63,484	63,140	63,381	62,707
Basic earnings per share:
From continuing operations	$1.24	.05	2.17	1.54
From discontinued operations	—	—	.04	—
Basic earnings per share	$1.24	.05	2.21	1.54
Diluted earnings per share:
From continuing operations	$1.21	.05	2.13	1.50
From discontinued operations	—	—	.04	—
Diluted earnings per share	$1.21	.05	2.17	1.50

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings. Items included in Forest’s other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are foreign currency gains related to the translation of the assets and liabilities of Forest’s Canadian operations, changes in the unfunded pension liability, and net hedging losses.

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Net earnings	$76,934	3,265	137,653	94,337
Other comprehensive income (loss):
Foreign currency translation gains	294	18,257	13,552	11,367
Unfunded pension liability, net of tax	—	—	83	(149)
Unrealized gain (loss) on derivative instruments, net of tax	1,381	(56,454)	79,485	(104,713)
Total comprehensive earnings (loss)	$78,609	(34,932)	230,773	842

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

The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2006 under the provisions of SFAS 123(R), the remaining unamortized amounts and the weighted average amortization period remaining as of September 30, 2006. Approximately $9.7 million of the $18.7 million of total stock-based compensation for the nine months ended September 30, 2006 was attributable to a partial settlement of the Company’s restricted stock awards and phantom stock unit awards in connection with the Spin-off.

	Stock Options	Restricted Stock	Phantom Stock Units	Total (1)
	(In Thousands)
Three months ended September 30, 2006:
Total stock-based compensation costs	$961	1,305	162	2,428
Less: stock-based compensation costs capitalized	(425)	(398)	(96)	(919)
Stock-based compensation costs expensed	$536	907	66	1,509
Nine months ended September 30, 2006:
Total stock-based compensation costs	$3,983	12,827	1,682	18,492
Less: stock-based compensation costs capitalized	(1,135)	(4,684)	(944)	(6,763)
Stock-based compensation costs expensed	$2,848	8,143	738	11,729
Unamortized stock-based compensation costs as of September 30, 2006	$7,021	13,680	2,456 (2)	23,157
Weighted average amortization period remaining	1.1 years	2.1 years	2.3 years	1.8 years

(1)        The Company also maintains an employee stock purchase plan (which is not included in the table above) under which $.1 million and $.2 million of compensation cost was recognized for the three and nine months ended September 30, 2006, respectively under the provisions of SFAS 123(R).

(2)        Based on the closing price of the Company’s common stock on September 30, 2006.

SFAS 123(R) required the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing forfeitures and the corresponding reduction in expense as the forfeitures occur. The cumulative adjustment recorded related to this change of approximately $.1 million was recorded as a reduction in general and administrative expense and capitalized oil and gas properties in the first quarter of 2006 and was not presented separately in the Condensed Consolidated Statement of Operations. The impact of adopting SFAS 123(R) as of January 1, 2006 resulted in a decrease to net income of approximately $1.9 million, or $.03 per basic and diluted share for the nine month period ending September 30, 2006.

(4)          STOCK-BASED COMPENSATION (Continued)

Equity Incentive Plans

In 2001, the Company adopted the Forest Oil Corporation 2001 Stock Incentive Plan (the “2001 Plan”) under which non-qualified stock options, incentive stock options, restricted stock, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors. In 2003, the Company amended the 2001 Plan to increase the number of shares of the Company’s common stock, at par value $.10 per share (“Common Stock”), reserved for issuance. The aggregate number of shares of Common Stock that the Company may issue under the 2001 Plan may not exceed 5,012,074 shares. Options have historically been granted at an exercise price equal to the fair market value of one share of Common Stock on the date of grant. Options granted to employees under the 2001 Plan generally vest in increments of 25% on each of the first four anniversary dates of the date of grant and have a term of ten years. Options granted to non-employee directors vest immediately and have a term of ten years. In connection with the Spin-off, the shares available for grant and outstanding stock options under the 2001 Plan were adjusted to reflect the economic effect of the Spin-off by reducing the exercise price and increasing the number of underlying shares. As of September 30, 2006, the Company had 649,728 shares available for issuance under the 2001 Plan.

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

The Company has historically issued new shares of Common Stock or treasury stock to settle its equity-based awards. In May 2006, Forest retired the Company’s treasury stock. As a result of the retirement, settlements on equity-based awards subsequent to May 2006 will be from issuances of new shares of Common Stock.

(4)          STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the nine months ended September 30, 2006. The number of shares and the exercise price of the outstanding stock options were adjusted so that the fair value of each award was the same immediately before and after the Spin-off, in accordance with the anti-dilution provisions in the 2001 Plan and 1996 Plan.

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2006	2,578,235	$27.78	$45,889	1,348,599
Granted	—	—
Exercised	(58,337)	28.71	1,255
Cancelled	(98,587)	30.91
Outstanding at March 2, 2006	2,421,311	27.63	55,723
Adjustment to give effect to Spin-off	1,176,804	—
Granted	50,000	36.95
Exercised	(160,837)	18.75	2,536
Cancelled	(74,979)	20.87
Outstanding at September 30, 2006	3,412,299	18.80	43,771	2,205,889

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

The fair value of stock options granted during 2006 was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used to compute the fair market value of stock options granted in the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Expected life of options	10 years	5 years
Risk free interest rates	5.13%	3.64% to 4.28%
Estimated volatility	45%	31% to 35%
Dividend yield	0.0%	0.0%
Weighted average fair market value of options granted during the period	$23.60	$9.34

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

(4)                               STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about options outstanding at September 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
$8.41 – 16.55	685,952	5.95	$14.82	$11,547	536,330	$14.66	$9,056
16.74 – 16.85	815,318	6.83	16.84	12,072	524,833	16.83	7,726
16.88 – 20.02	709,335	4.92	18.91	9,022	671,450	18.98	8,444
20.19 – 20.47	28,606	7.52	20.32	323	12,261	20.35	137
20.60 – 36.95	1,173,088	7.96	22.40	10,807	461,015	23.60	3,666
$8.41 – 36.95	3,412,299	6.65	18.80	$43,771	2,205,889	18.39	$29,029

Restricted Stock and Phantom Stock Units

The following table summarizes the restricted stock and phantom stock unit activity during the nine months ended September 30, 2006. The grant date fair value of the restricted stock and phantom stock units was determined by reference to the average of the high and low stock price of a share of Common Stock as published by the NYSE on the date of grant.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at January 1, 2006	634,000	$43.72	72,350	$46.07
Granted	32,500	40.45	13,700	46.72
Vested	(200)	46.07	—	—
Forfeited	(31,950)	46.03	(8,300)	46.07
Unvested at September 30, 2006	634,350	43.44	77,750	46.18

(1)                 These per-share fair values represent the actual grant date fair value and have not been adjusted to give effect to the Spin-off. In connection with the Spin-off, holders of restricted stock awards received .8093 unrestricted shares of MERI for each share of restricted stock. Accordingly, compensation cost of approximately $8.4 million was recorded in the first quarter of 2006 as a partial settlement of the restricted stock award, or approximately $13.00 per share. In addition, cash bonuses totaling $1.2 million were paid to Canadian employees in the first quarter of 2006 who held phantom stock units on that date representing the per-share value of the MERI shares received by each holder of restricted stock.

During the year ended 2005, Forest granted 72,350 phantom stock units valued at $3.3 million as compensation exclusively to Canadian employees. The phantom stock units can be settled in cash, shares of Common Stock, or a combination of both. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. As of September 30, 2006, the Company’s fair value liability for the phantom stock units totaled $2.5 million.

The restricted stock and phantom stock units generally vest on the third anniversary of the date of the award, but may vest earlier upon a qualifying disability, death, retirement, or a change in control of the Company in accordance with the term of the underlying agreement.

(4)          STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

The Company has a 1999 Employee Stock Purchase Plan (the “ESPP”), under which it is authorized to issue up to 300,000 shares of Common Stock. Employees who are regularly scheduled to work more than 20 hours per week and more than five months in any calendar year may participate in the ESPP. Under the terms of the ESPP, employees may elect each quarter to have up to 15% of their annual base earnings withheld to purchase shares of Common Stock, up to a limit of $25,000 of Common Stock per calendar year. The ESPP currently provides for four offering periods during the year which coincide with the calendar quarters. The purchase price of a share of Common Stock purchased under the ESPP is equal to 85% of the lower of the beginning-of-quarter or end-of-quarter market price. ESPP participants are restricted from selling the shares of Common Stock purchased under the ESPP for a period of six months after purchase. As of September 30, 2006, the Company had 168,816 shares available for issuance under the ESPP.

Pro Forma Effects

Had Forest recognized compensation expense for all stock-based awards based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148 and SFAS 123(R), its pro forma net earnings and earnings per common share for the three and nine month periods ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In Thousands, Except Per Share Amounts)
Net earnings, as reported	$3,265	94,337
Add: Stock-based compensation included in reported net income, net of tax	78	252
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(637)	(2,095)
Pro forma net earnings	$2,706	92,494
Basic earnings per common share:
As reported	$.05	1.54
Pro forma	$.04	1.51
Diluted earnings per common share:
As reported	$.05	1.50
Pro forma	$.04	1.48

(5)                               LONG-TERM DEBT

Components of long-term debt are as follows:

	September 30, 2006				December 31, 2005
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$280,000	—	—	280,000	97,000	—	—	97,000
Canadian Credit Facility	89,470	—	—	89,470	56,806	—	—	56,806
8% Senior Notes Due 2008	265,000	(171)	3,932	268,761	265,000	(244)	5,652	270,408
8% Senior Notes Due 2011	285,000	6,781	4,365	296,146	285,000	7,750	4,992	297,742
7 3/4% Senior Notes Due 2014	150,000	(1,810)	13,509	161,699	150,000	(1,990)	14,841	162,851
	$1,069,470	4,800	21,806	1,096,076	853,806	5,516	25,485	884,807

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

Investments in unproved properties, including related capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. During the second quarter of 2006, the Company recorded an impairment of $2.1 million related to Gabon. The Gabon impairment was related to historical costs impaired to reflect a drilled dry hole. In the first quarter of 2005, the Company recorded an impairment of $2.9 million related to various international properties, principally related to its properties in Romania.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. There were no ceiling test impairments of oil and gas properties in 2006 or 2005, although the Company’s Canadian full cost pool, in particular, could be adversely impacted by moderate declines in commodity prices.

At September 30, 2006, the spot price that Forest used for its Canadian natural gas in computing its cost center ceiling was temporarily depressed to a level at which Forest’s capitalized costs in its Canadian cost center would have exceeded the cost center ceiling, as described above, by approximately $66.9 million. Subsequent to September 30, 2006 and before the release of these quarterly financial statements, the spot price of Canadian natural gas increased to levels such that Forest’s Canadian cost center ceiling exceeded its capitalized costs. As such, no impairment adjustment to the Canadian cost center was necessary as of September 30, 2006.

Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. Furniture and fixtures, computer hardware and software, and

(6)          PROPERTY AND EQUIPMENT (Continued)

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

The following table summarizes the activity for Forest’s asset retirement obligations for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Asset retirement obligations at beginning of period	$211,554	210,176
Accretion expense	5,879	12,951
Liabilities incurred	1,231	4,181
Liabilities assumed	1,009	705
Liabilities included in the Spin-off	(150,182)	—
Liabilities settled	(6,647)	(19,599)
Revisions of estimated liabilities	(2,585)	3,002
Impact of foreign currency exchange rate	489	433
Asset retirement obligations at end of period	60,748	211,849
Less: Current asset retirement obligations	(1,800)	(34,733)
Long-term asset retirement obligations	$58,948	177,116

(8)                               EMPLOYEE BENEFITS

The following table sets forth the components of the net periodic cost of Forest’s defined benefit pension plans and postretirement benefits in the United States for the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In Thousands)
Service cost	$—	—	137	167	—	—	443	501
Interest cost	548	581	101	113	1,644	1,743	320	339
Curtailment gain(1)	—	—	—	—	—	—	(1,851)	—
Expected return on plan assets	(607)	(586)	—	—	(1,823)	(1,758)	—	—
Recognized actuarial loss	227	188	—	—	682	564	—	—
Total net periodic expense	$168	183	238	280	503	549	(1,088)	840

(1)                 Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for the nine months ended September 30, 2006.

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

Because a significant portion of the Company’s derivatives no longer qualified for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for all of its remaining commodity derivatives beginning in March 2006. This change in reporting has not impacted the Company’s reported cash flows, although the results of operations have been affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices. Subsequent to March 2006, the Company has recognized all mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity.

The net mark-to-market loss on the Company’s remaining swaps and collars that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting were deferred in accumulated other comprehensive income and were amortized into oil and gas revenues as the original forecasted hedged oil and gas production occurred in 2006. Amortization of the remaining $3.2 million of net deferred losses will be recorded in the fourth quarter of 2006.

(9)          FINANCIAL INSTRUMENTS (Continued)

The table below summarizes the realized and unrealized losses (gains) Forest incurred related to its derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$2,250	64,313	40,607	118,663
Realized losses (gains) on derivatives not designated as cash flow hedges(2)	12,883	38	30,496	(280)
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	—	6,296	(5,573)	5,504
Unrealized (gains) losses on derivatives not designated as cash flow hedges(2)	(77,914)	65,799	(62,605)	68,861
Total realized and unrealized (gains) losses recorded	$(62,781)	136,446	2,925	192,748

(1)                 Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)                 Included in other income and expense in the Condensed Consolidated Statements of Operations.

The tables below set forth Forest’s outstanding commodity swaps and collars as of September 30, 2006:

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Fourth Quarter 2006	10.0	$5.51	7,500	$51.18
Fiscal 2007	—	—	3,500	73.16
Fiscal 2008	—	—	3,000	73.02
Fiscal 2009	—	—	2,500	73.02
Fiscal 2010	—	—	2,000	73.15

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fourth Quarter 2006	50.0	$7.43/11.88	5,500	$46.73/65.87
Fiscal 2007	35.0	8.76/11.70	4,000	65.81/87.18

The Company also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. At September 30, 2006, there was a basis swap in place covering 15.0 Bbtu per day in 2007.

(9)          FINANCIAL INSTRUMENTS (Continued)

At September 30, 2006, the fair value of Forest’s commodity derivative contracts was a current liability of $14.8 million and a derivative asset of $56.9 million (of which $37.5 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

In October 2006, the Company entered into two additional swap agreements. The table below sets forth the weighted average terms of the agreements.

	Swaps
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu
Fiscal 2007	20.0	$8.10

In October 2006, the Company entered into an additional basis swap agreement covering 10.0 Bbtu per day for 2007.

(10)                        BUSINESS AND GEOGRAPHICAL SEGMENTS

Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At September 30, 2006, Forest conducts operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments:  United States, Canada and International. Forest’s remaining activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the type of operations in each business segment and the geographical location of each. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements. Effective in the first quarter of 2006, Forest ceased allocating general and administrative expenses to the business segments to correspond with its decision to monitor and evaluate general and administrative expenses at the corporate level. Effective in the third quarter of 2006, Forest decreased the number of reportable segments from five to three to correspond to the same number of cost centers under the full cost accounting rules. Segment information previously reported has been modified to conform to the current presentation.

	Oil and Gas Operations
	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	U.S.	Canada	International	Total Company	U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$157,452	43,468	—	200,920	498,187	132,052	—	630,239
Expenses:
Lease operating expenses	27,237	7,726	—	34,963	94,420	21,403	—	115,823
Production and property taxes	8,248	726	—	8,974	28,520	2,179	—	30,699
Transportation costs	2,624	2,870	—	5,494	8,908	6,957	—	15,865
Depletion	43,884	17,750	—	61,634	144,650	56,237	—	200,887
Accretion of asset retirement obligations	951	263	12	1,226	5,069	776	34	5,879
Impairments and other	—	—	—	—	—	—	2,078	2,078
Earnings (loss) from operations	$74,508	14,133	(12)	88,629	216,620	44,500	(2,112)	259,008
Capital expenditures	$143,194	43,471	774	187,439	676,032	118,286	6,337	800,655
Goodwill	$71,377	15,503	—	86,880	71,377	15,503	—	86,880

(10)     BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In Thousands)
Earnings from operations for reportable segments	$88,629	259,008
Marketing, processing, and other	1,919	5,899
General and administrative expense (including stock-based compensation)	(10,548)	(38,755)
Administrative asset depreciation	(871)	(2,539)
Spin-off and merger costs	—	(5,416)
Interest expense	(19,122)	(51,613)
Unrealized gains on derivative instruments, net	77,914	68,178
Realized losses on derivative instruments, net	(12,883)	(30,496)
Unrealized foreign currency exchange loss	(766)	(766)
Other income, net	950	200
Earnings before income taxes and discontinued operations	$125,222	203,700

	Oil and Gas Operations
	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	U.S.	Canada	International	Total Company	U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$218,192	47,958	—	266,150	677,215	117,160	—	794,375
Expenses:
Lease operating expenses	46,767	4,809	—	51,576	130,687	14,532	—	145,219
Production and property taxes	10,355	559	—	10,914	29,354	2,004	—	31,358
Transportation costs	3,252	1,345	—	4,597	9,883	4,469	—	14,352
Depletion	73,648	16,349	—	89,997	236,482	45,354	—	281,836
Accretion of asset retirement obligations	4,105	236	11	4,352	12,255	675	21	12,951
Impairments and other	4,002	—	—	4,002	4,002	—	2,924	6,926
Earnings (loss) from operations	$76,063	24,660	(11)	100,712	254,552	50,126	(2,945)	301,733
Capital expenditures	$117,092	31,684	1,135	149,911	575,860	77,539	2,389	655,788
Goodwill	$86,081	15,509	—	101,590	86,081	15,509	—	101,590

(10)     BUSINESS AND GEOGRAPHICAL SEGMENTS (Continued)

A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In Thousands)
Earnings from operations for reportable segments	$100,712	301,733
Marketing, processing, and other	2,086	5,207
General and administrative expense (including stock-based compensation)	(9,847)	(31,694)
Administrative asset depreciation	(1,032)	(2,718)
Interest expense	(15,664)	(46,224)
Unrealized losses on derivative instruments, net	(72,095)	(74,365)
Realized (losses) gains on derivative instruments, net	(38)	280
Other expense, net	(341)	(4,251)
Earnings before income taxes and discontinued operations	$3,781	147,968

(11)     RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 48  (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, was issued in July 2006 and will be effective for the Company on January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company has not yet determined the impact this Interpretation will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the FASB adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

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

2006 OVERVIEW

Spin-off of Offshore Gulf of Mexico Operations

On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a stock dividend, which consisted of a pro rata spin-off (the “Spin-off”) of all outstanding shares of Forest Energy Resources, Inc. (hereinafter known as Mariner Energy Resources, Inc. or “MERI”), a total of 50,637,010 shares of common stock, to holders of record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, MERI was merged with a subsidiary of Mariner Energy, Inc. (“Mariner”) in a stock for stock transaction (the “Merger”). Mariner’s common stock commenced trading on the New York Stock Exchange on March 3, 2006.

The Spin-off was completed without the payment of consideration by Forest shareholders and consisted of a special dividend of .8093 shares of MERI for each outstanding share of Forest common stock. The Merger was accomplished by the exchange of all issued and outstanding shares of MERI for shares of common stock of Mariner, with each whole share of MERI exchanged for one share of Mariner common stock. The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, MERI paid Forest an initial cash amount equal to approximately $176.1 million. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. As of October 31, 2006, in accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest has determined it owes MERI approximately $5.8 million, which is subject to further adjustment.

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

Katy Field

Effective August 1, 2006, Forest took over as operator of the Katy field. Gross field production increased 31% to 17 MMcfe per day during the third quarter of 2006 from 13 MMcfe per day achieved through the first six months of the year. The field has 33,000 gross acres and a six well shallow Frio drilling program is planned for the fourth quarter along with two deeper Wilcox tests. The capital activity in this field is expected to increase as 31 development locations have been identified. Forest is undertaking a field study including all 131 existing wellbores with a goal to propose a recompletion, workover and drilling program in 2007.

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

Production Increase

Production from the Retained Properties (see definition below) increased 17% during the three months ended September 30, 2006 from the corresponding period in 2005 and increased 14% during the nine months ended September 30, 2006 from the same period in 2005. The production increase is discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Formation of New Subsidiary and Plans for Related Financing

As of October 31, 2006, Forest transferred the majority of the assets associated with its Alaska business unit to a new subsidiary, Forest Alaska Operating LLC (“Alaska”). Alaska holds the oil and gas interests of Forest in the Cook Inlet region of the State of Alaska and it will enter into a service agreement with Forest for the operation of those assets. The activities of Alaska are intended to focus on the exploitation of its assets and participation in the proposed development program in the McArthur River Field over the next several years.

The new subsidiary intends to attempt to obtain $375 million of term loan financing to fund a $350 million distribution to Forest and provide initial working capital for Alaska’s operations. Forest indirectly owns 100% of the interests in the new subsidiary, and the term loans will be secured by the subsidiary’s assets and will be non-recourse to Forest.

RESULTS OF OPERATIONS

As a result of the Spin-off discussed above, the revenues and expenses associated with our offshore Gulf of Mexico operations are only included in our consolidated results of operations through February 28, 2006. As a result, the operational results for the three and nine month periods of 2006 presented are not comparable to the corresponding periods in 2005.

Our reported earnings of $76.9 million for the third quarter of 2006, or $1.21 per diluted share, were $73.7 million higher than net earnings of $3.3 million, or $.05 per diluted share, for the same period in 2005. Reported earnings for the nine months ended September 30, 2006 of $137.7 million, or $2.17 per diluted share, were $43.3 million higher than net earnings of $94.3 million, or $1.50 per diluted share, for the same period in 2005. The three and nine month period increases in net earnings were primarily attributable to changes in the mark-to-market value of our derivatives offset by decreased oil and gas sales as a result of the Spin-off transaction discussed above.

In the following discussions, revenues and expenses directly attributable with the properties included in the Spin-off (the “Spin-off Properties”) and those retained (the “Retained Properties”) are discussed separately.

Oil and Gas Production and Revenues

Production volumes, oil and gas sales revenue, and average sales prices for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006				2005
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	10,838	1,264	431	21,008	8,404	1,308	281	17,938
Canada	6,075	185	100	7,785	4,821	203	103	6,657
Total Retained Properties	16,913	1,449	531	28,793	13,225	1,511	384	24,595
Spin-off Properties	—	—	—	—	11,444	525	150	15,494
Totals	16,913	1,449	531	28,793	24,669	2,036	534	40,089
Revenues (in thousands):
Retained Properties:
United States	$59,721	85,067	14,914	159,702	59,955	78,451	8,566	146,972
United States hedging gains (losses)	2,445	(4,695)	—	(2,250)	(8,587)	(12,583)	—	(21,170)
Canada	28,130	10,785	4,553	43,468	33,558	10,359	4,041	47,958
Total Retained Properties	90,296	91,157	19,467	200,920	84,926	76,227	12,607	173,760
Spin-off Properties	—	—	—	—	99,411	31,136	4,986	135,533
Spin-off Properties hedging losses	—	—	—	—	(28,267)	(14,876)	—	(43,143)
Total Spin-off Properties	—	—	—	—	71,144	16,260	4,986	92,390
Totals	$90,296	91,157	19,467	200,920	156,070	92,487	17,593	266,150
Average sales price:
Retained Properties:
United States	$5.51	67.30	34.60	7.60	7.13	59.98	30.48	8.19
United States hedging gains (losses)	.23	(3.71)	—	(.11)	(1.02)	(9.62)	—	(1.18)
Canada	4.63	58.30	45.53	5.58	6.96	51.03	39.23	7.20
Total Retained Properties	5.34	62.91	36.66	6.98	6.42	50.45	32.83	7.06
Spin-off Properties	—	—	—	—	8.69	59.31	33.24	8.75
Spin-off Properties hedging losses	—	—	—	—	(2.47)	(28.34)	—	(2.78)
Total Spin-off Properties	—	—	—	—	6.22	30.97	33.24	5.97
Totals	$5.34	62.91	36.66	6.98	6.33	45.43	32.95	6.64

Production volumes, oil and gas sales revenue, and average sales prices for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006				2005
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	31,632	3,786	1,116	61,044	24,822	4,047	816	54,000
Canada	17,768	557	304	22,934	13,676	638	318	19,412
Total Retained Properties	49,400	4,343	1,420	83,978	38,498	4,685	1,134	73,412
Spin-off Properties	6,378	193	82	8,028	41,442	1,845	628	56,280
Totals	55,778	4,536	1,502	92,006	79,940	6,530	1,762	129,692
Revenues (in thousands):
Retained Properties:
United States	$188,996	244,707	36,482	470,185	154,336	208,903	22,075	385,314
United States hedging losses	(2,549)	(15,738)	—	(18,287)	(12,456)	(22,365)	—	(34,821)
Canada	88,606	29,561	13,885	132,052	79,733	26,564	10,863	117,160
Total Retained Properties	275,053	258,530	50,367	583,950	221,613	213,102	32,938	467,653
Spin-off Properties	53,975	11,614	3,020	68,609	296,124	95,887	18,553	410,564
Spin-off Properties hedging losses	(16,926)	(5,394)	—	(22,320)	(47,026)	(36,816)	—	(83,842)
Total Spin-off Properties	37,049	6,220	3,020	46,289	249,098	59,071	18,553	326,722
Totals	$312,102	264,750	53,387	630,239	470,711	272,173	51,491	794,375
Average sales price:
Retained Properties:
United States	$5.97	64.63	32.69	7.70	6.22	51.62	27.05	7.14
United States hedging losses	(.08)	(4.16)	—	(.30)	(.50)	(5.53)	—	(.64)
Canada	4.99	53.07	45.67	5.76	5.83	41.64	34.16	6.04
Total Retained Properties	5.57	59.53	35.47	6.95	5.76	45.49	29.05	6.37
Spin-off Properties	8.46	60.18	36.83	8.55	7.15	51.97	29.54	7.30
Spin-off Properties hedging losses	(2.65)	(27.95)	—	(2.78)	(1.13)	(19.95)	—	(1.49)
Total Spin-off Properties	5.81	32.23	36.83	5.77	6.02	32.02	29.54	5.81
Totals	$5.60	58.37	35.54	6.85	5.89	41.68	29.22	6.13

Net oil and gas production from the Retained Properties in the third quarter of 2006 was 28.8 Bcfe or an average of 313 MMcfe per day, a 17% increase from 24.6 Bcfe or an average of 267 MMcfe per day in the third quarter of 2005. Net oil and gas production from the Retained Properties in the first nine months of 2006 was 84.0 Bcfe or an average of 308 MMcfe per day, a 14% increase from 73.4 Bcfe or an average of 269 MMcfe per day in the same period of 2005. The net increase in oil and gas production in each period was primarily attributable to increases at the Buffalo Wallow field and the recently acquired East Texas properties in the United States and the Wild River field in Canada.

Oil and natural gas revenues from the Retained Properties were $200.9 million during the three months ended September 30, 2006, a 16% increase as compared to $173.8 million for the same period in the prior year. The increase in oil and natural gas revenues for the three month period was due to a 17% increase in production offset by a 1% decrease in the average realized sales price per Mcfe from $7.06 in 2005 to $6.98 in 2006. Oil and natural gas revenues from the Retained Properties were $584.0 million during the nine months ended September 30, 2006, a 25% increase as compared to $467.7 million for the same period in the prior year. The increase in oil and natural gas revenues for the nine month period was due to a 14% increase in production as well as a 9% increase in the average realized sales price per Mcfe to $6.95 in 2006 from $6.37 in 2005.

No oil and gas production or revenue was recognized in the third quarter of 2006 related to the Spin-off Properties as a result of the completion of the Spin-off transaction on March 2, 2006. Oil and gas production from the Spin-off Properties during the third quarter of 2005 was 15.5 Bcfe or an average of 168.4 MMcfe per day. Net oil and gas production from the Spin-off Properties in the nine month period of 2006 was 8.0 Bcfe compared to 56.3 Bcfe in the same period in 2005. The decrease in total production was primarily due the fact that the nine month period of 2006 only includes two months of offshore production from the Spin-off properties. During the quarter ended September 30, 2005 oil and gas revenues from the Spin-off Properties totaled $92.4 million resulting in an average price per Mcfe of $5.97. Oil and natural gas revenues from the Spin-off Properties totaled $46.3 million, or $5.77 per Mcfe, during the nine months ended September 30, 2006, as compared to $326.7 million, or $5.81 per Mcfe, for the same period in the prior year. The decrease in total oil and gas revenues was due to the fact that the nine month period of 2006 includes only two months of offshore production from the Spin-off properties.

The average realized sales prices for the periods presented include losses that we recognized on our derivative instruments designated as cash flow hedges. For the three months ended September 30, 2006, Forest recognized hedging losses of $2.3 million compared to hedging losses of $64.3 million during the same period in the prior year. For the nine months ended September 30, 2006, Forest recognized hedging losses of $40.6 million compared to hedging losses of $118.7 million during the same period in the prior year. The recognized losses in the first nine months of 2006 include $15.2 million in hedge losses settled in the fourth quarter of 2005 but recognized in the first quarter of 2006 to correspond with the timing of the production that was deferred by hurricanes Katrina and Rita. See Realized and Unrealized Gains and Losses on Derivative Instruments below for information on gains and losses recognized on derivative instruments not designated as cash flow hedges during the three and nine months ended September 30, 2006 and 2005.

Oil and Gas Production Expense

The tables below set forth the detail of oil and gas production expense, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses (“LOE”):
Direct operating expense and overhead	$31,382	—	31,382	26,578	17,149	43,727
Workover expense	3,581	—	3,581	3,391	3,539	6,930
Hurricane repairs	—	—	—	—	919	919
Total LOE	$34,963	—	34,963	29,969	21,607	51,576
LOE per Mcfe	$1.21	—	1.21	1.22	1.39	1.29
Production and property taxes	$8,974	—	8,974	10,249	665	10,914
Production and property taxes per Mcfe	$.31	—	.31	.42	.04	.27
Transportation costs	$5,494	—	5,494	3,974	623	4,597
Transportation costs per Mcfe	$.19	—	.19	.16	.04	.11

	Nine Months Ended September 30,
	2006			2005
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses (“LOE”):
Direct operating expense and overhead	$89,123	9,377	98,500	76,481	46,336	122,817
Workover expense	8,386	8,761	17,147	11,307	10,119	21,426
Hurricane repairs	18	158	176	—	976	976
Total LOE	$97,527	18,296	115,823	87,788	57,431	145,219
LOE per Mcfe	$1.16	2.28	1.26	1.20	1.02	1.12
Production and property taxes	$30,548	151	30,699	29,410	1,948	31,358
Production and property taxes per Mcfe	$.36	.02	.33	.40	.03	.24
Transportation costs	$15,521	344	15,865	11,868	2,484	14,352
Transportation costs per Mcfe	$.18	.04	.17	.16	.04	.11

Lease Operating Expenses

Lease operating expenses in the third quarter of 2006 for the Retained Properties increased 17%, or $5.0 million, to $35.0 million from $30.0 million in the third quarter of 2005. On a per-Mcfe basis, LOE decreased 1% to $1.21 per Mcfe in the third quarter of 2006 from $1.22 per Mcfe in the third quarter of 2005. Lease operating expenses in the first nine months of 2006 attributable to the Retained Properties increased 11%, or $9.7 million, to $97.5 million from $87.8 million during the same period in 2005. On a per-Mcfe basis, LOE decreased 3% to $1.16 per Mcfe in first nine months of 2006 from $1.20 per Mcfe in the corresponding period in 2005.

Lease operating expenses for the Spin-off Properties during the nine month period ended September 30, 2006 were $18.3 million compared to $57.4 million in 2005. On a per-Mcfe basis, LOE increased $1.26 per Mcfe in 2006 to $2.28 per Mcfe from $1.02 per Mcfe in 2005. The primary reason for the $1.26 increase in LOE on a per-Mcfe basis for the Spin-off Properties was due to an increase in workover expenses.

Production and Property Taxes

Production and property taxes on the Retained Properties decreased by 12% or $1.3 million during the third quarter of 2006 as compared to the prior year’s third quarter. The decrease from the prior year is primarily attributed to severance tax incentives provided in Texas. Production and property taxes on the Retained Properties increased by 4% or $1.1 million during the nine month period ending September 30, 2006 as compared to the corresponding period in the prior year. The increase during the comparable nine month periods is a result of the higher realized oil and gas revenues and higher assessed property valuations offset by severance tax incentives provided in Texas.

Production and property taxes incurred on the Spin-off Properties were $.2 million during the first nine months of 2006 as compared to $1.9 million during the same period of the prior year. The decrease in the Spin-off Properties’ production and property taxes was due to the fact that the first nine months of 2006 includes only two months of activity.

Transportation Costs

Transportation costs for the Retained Properties increased to $5.5 million or $.19 per Mcfe in the three months ended September 30, 2006 from $4.0 million or $.16 per Mcfe for the corresponding 2005 period. Transportation costs for the Retained Properties increased $3.7 million to $15.5 million in the nine months ended September 30, 2006 from $11.9 million for the corresponding 2005 period. Transportation costs for the Retained Properties on a per-Mcfe basis were $.18 per Mcfe and $.16 per Mcfe for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in transportation costs in each period was primarily due to higher transportation and processing costs in Canada and Alaska.

Transportation costs for the Spin-off Properties on a per-Mcfe basis were $.04 per Mcfe for the quarter ended September 30, 2005. Transportation costs for the Spin-off Properties on a per-Mcfe basis were $.04 per Mcfe for each of the nine month periods ended September 30, 2006 and 2005.

General and Administrative Expense

The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the three and nine month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except per Mcfe Data)
Total general and administrative costs	$14,688	16,672	44,127	50,637
General and administrative costs capitalized	(5,713)	(6,969)	(17,297)	(19,369)
General and administrative expense	$8,975	9,703	26,830	31,268
General and administrative expense per Mcfe	$.31	.24	.29	.24
Total stock-based compensation costs	$2,492	240	18,688	710
Stock-based compensation costs capitalized	(919)	(96)	(6,763)	(284)
Stock-based compensation expense	$1,573	144	11,925	426
Stock-based compensation expense per Mcfe	$.05	—	.13	—
Total general administrative expense including stock-based compensation	$10,548	9,847	38,755	31,694

General and Administrative Expenses

The decrease in general and administrative costs from 2005 to 2006 in both the three and nine month periods was primarily related to salary and benefit savings related to employees that were terminated subsequent to the Spin-off. The decrease in total general and administrative costs and general and administrative costs expensed in the nine month period was also due to a $1.9 million reduction in our post-retiree medical benefit liability caused by a curtailment in the post-retiree medical benefit plan as a result of the Spin-off.

Stock-Based Compensation Expense

The significant increase in stock-based compensation in 2006 is due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Under this method of accounting, compensation cost is recorded for all unvested stock options, restricted stock, and phantom stock units beginning in the period of adoption and prior financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized over the requisite service period (usually the vesting period). Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of the option grant.

In accordance with the provisions of SFAS 123(R), stock-based compensation cost in the amount of $2.5 million was recorded in the three months ended September 30, 2006. Of this amount, $1.6 million was recorded as compensation expense and $.9 million was capitalized to oil and gas properties in accordance with the full cost method of accounting. Stock-based compensation cost in the amount of $18.7 million was recorded in the nine months ended September 30, 2006 of which approximately $9.7 million is attributed to a partial settlement of Forest’s restricted stock awards and phantom stock unit awards in connection with the Spin-off. Of this amount, $11.9 million was recorded as compensation expense and $6.8 million was capitalized to oil and gas properties in accordance with the full cost method of accounting.

Depreciation and Depletion

Depreciation, depletion and amortization expense (“DD&A”) for the three months ended September 30, 2006 was $62.5 million compared to $91.0 million for the same period in 2005. On an equivalent Mcf basis, DD&A expense was $2.17 per Mcfe for the three months ended September 30, 2006 compared to $2.27 per Mcfe for the same period in the prior year. DD&A for the nine months ended September 30, 2006 was $203.4 million compared to $284.6 million for the same period in 2005. On an equivalent Mcf basis, DD&A expense was $2.21 per Mcfe for the nine months ended September 30, 2006 compared to $2.19 per Mcfe for the same period in the prior year.

Interest Expense

Interest expense in the third quarter of 2006 totaled $19.1 million compared to $15.7 million in the third quarter of 2005. Interest expense during the first nine months of 2006 totaled $51.6 million compared to $46.2 million in the same period of 2005. The increase in interest expense during each period in 2006 compared to the corresponding periods in 2005 was due to a combination of higher interest rates and increased average debt balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Unrealized (gains) losses	$(77,914)	72,095	(68,178)	74,365
Realized losses (gains)	12,883	38	30,496	(280)

For comparative purposes, the following table sets forth, for the periods indicated, realized losses on derivative instruments that met the criteria for hedge accounting, which were recorded as reductions of oil and gas revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Realized losses included in oil and gas revenue	$2,250	64,313	40,607	118,663

Discontinuance of Hedge Accounting

Because a significant portion of our derivatives no longer qualified for hedge accounting and to increase clarity in our financial statements, Forest elected to discontinue hedge accounting for all of its remaining commodity derivatives beginning in March 2006. Subsequent to March 2006, Forest has recognized mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders’ equity. The net mark-to-market losses on our outstanding derivatives at the time Forest discontinued hedge accounting are deferred in accumulated other comprehensive income, and are amortized to earnings as the original hedged transactions occur in 2006. This change in reporting has had no impact on Forest’s reported cash flows, although results of operations have been affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices.

Current and Deferred Income Tax Expense

Forest recorded income tax expense of $48.3 million in the three months ended September 30, 2006, compared to $.5 million in the comparable period of 2005.  The increase in tax expense was primarily due to an increase in net income before tax.

Forest recorded income tax expense of $68.5 million in the nine months ended September 30, 2006 compared to $53.6 million in the comparable period of 2005. The increase in tax expense was primarily due to an increase in net income before tax. However, tax expense recorded for the nine month period ended September 30, 2006 also reflects a net decrease of approximately $10.0 million related to statutory rate reductions enacted in Canada and changes in the Texas income tax law, net of tax increases due to the effects of the Spin-off (which include tax effects of non-deductible spin-off costs and an increase in Forest’s combined state income tax rates following the Spin-off).

Discontinued Operations

On March 1, 2004, Forest sold the assets and business operations of Producers Marketing, Ltd. (“ProMark”) to Cinergy Canada, Inc. (“Cinergy”) for $11.2 million CDN. As a result of the sale, ProMark’s results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration payments over a period of five years through February 2009. During the nine months ended September 30, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax) due under the agreement, which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations.

Impairments

During the nine month period ended September 30, 2006, Forest recorded an impairment of $2.1 million in the second quarter of 2006 related to Gabon. The Gabon impairment was related to historical costs impaired to reflect a drilled dry hole. During the nine months ended September 30, 2005, Forest recorded an impairment of $2.9 million related to various international properties, principally related to its properties in Romania. The Romania impairment was recorded in the first quarter of 2005 in connection with our decision to exit the country as we rationalized our international assets to concentrate on fewer areas.

Liquidity and Capital Resources

In 2006, as in 2005, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available for acquisitions, in whole or in part, or other corporate purposes, including the repayment of indebtedness.

The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines in 2006 would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of November 1, 2006, Forest has hedged approximately 12.7 Bcfe of its fourth quarter production for 2006 and 36.5 Bcfe of its 2007 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a large portion of our production through 2007. Depending on changes in oil and gas futures markets and management’s view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our 2006 and 2007 hedging contracts, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk,” below.

Our $600 million revolving bank credit facilities, which we entered into in September 2004, provide another source of liquidity. These credit facilities, which mature in September 2009, are used to fund daily operating activities and acquisitions in the United States and Canada as needed. On November 2, 2006, Forest announced that it had formed a new subsidiary, Forest Alaska Operating LLC, and the subsidiary intends to attempt to obtain $375 million of secured term loan financing. See “Bank Credit Facilities” below for details.

On March 2, 2006, we completed the Spin-off of our offshore Gulf of Mexico operations. As a result of the Spin-off, we expect future cash flows from operations to be significantly lower; however, we also expect a significant decrease in offshore capital expenditures and payments for asset retirement obligations. Prior to the Merger, as part of the Spin-off, we received approximately $176.1 million from

MERI, which we used to pay down our credit facilities. MERI obtained these funds from a bank credit facility it established immediately prior to the Spin-off. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. As of October 31, 2006, in accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest has determined it owes MERI approximately $5.8 million, which is subject to further adjustment. We do not believe the Spin-off will have a material effect on our liquidity and capital resources nor do we believe it will materially adversely affect our ability to access the capital markets.

The public capital markets have been our principal source of funds to finance large acquisitions. We have issued debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. In July 2004, we filed a shelf registration statement that allows Forest to issue equity and debt securities of up to $600 million, all of which is still available. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, and other risks as explained in Part 1, Item 1A—”Risk Factors” of our 2005 Annual Report on Form 10-K.

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

Availability under the credit facilities will be based either on certain financial covenants included in the credit facilities or on the loan value assigned to Forest’s oil and gas properties. If Forest’s corporate credit rating by Moody’s is “Ba1” or higher and “BB+” or higher by S&P, the credit facilities may be governed by certain financial covenants. Alternatively, if Forest’s corporate credit rating is “Ba2” or lower by Moody’s or “BB” or lower by S&P, availability under the credit facilities will be governed by a borrowing base (“Global Borrowing Base”). Currently, the amount available under the credit facilities is determined by the Global Borrowing Base. On September 29, 2006 the Global Borrowing Base was increased from $850 million to $900 million; however, the size of the commitments remained unchanged with $500 million allocated to the U.S. credit facility and $100 million allocated to the Canadian facility.

At October 31, 2006, there were outstanding borrowings of $311.0 million under the U.S. credit facility at a weighted average interest rate of 6.9%, and there were outstanding borrowings of $81.9 million under the Canadian credit facility at a weighted average interest rate of 5.9%. We also had used the credit facilities for approximately $2.8 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $204.3 million at October 31, 2006.

Effective October 31, 2006, Forest and the lenders under the credit facilities entered into a third amendment to the credit facilities.  The amendment allowed Forest to transfer the majority of the assets associated with its Alaska business unit to a newly formed subsidiary, Forest Alaska Operating LLC, and release the liens filed against the Alaska properties.  On November 2, 2006, Forest announced that the new subsidiary intends to attempt to obtain $375 million of term loan financing to fund a $350 million distribution to Forest and to provide working capital for the new subsidiary.  The term loans will be secured by the subsidiary’s assets and will be non-recourse to Forest. Forest intends to use the funds to be distributed upon closing the term loans to reduce its borrowings under its U.S. credit facility.   In connection with the third amendment, no changes were made to the Global Borrowing Base.

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

Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided (used) by financing activities for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Net cash provided by operating activities	$346,616	518,432
Net cash used by investing activities	(749,726)	(538,397)
Net cash provided (used) by financing activities	407,356	(27,917)

The decrease in net cash provided by operating activities in the nine months ended September 30, 2006 compared to the same period of 2005 was due primarily to lower oil and gas revenues due to the Spin-off. The increase in cash used by investing activities in the nine months ended September 30, 2006 was due primarily to increased capital expenditures for exploration and development in the nine months ended

September 30, 2006 compared to the same period in 2005. Net cash provided by financing activities in the nine months ended September 30, 2006 included net bank proceeds of $389.0 million and proceeds from the exercise of stock options and employee stock purchases of $5.2 million. Of the $389.0 million in net bank proceeds for the nine month period of 2006, $176.1 million was drawn on a bank credit facility established by MERI in March 2006, immediately prior to the Spin-off. This credit facility and associated liability was included in the Spin-off. The 2005 period included proceeds from the exercise of stock options and warrants and employee stock purchases of approximately $41.8 million offset by net bank debt repayments of $68.0 million.

Capital Expenditures

Expenditures for property acquisition, exploration, and development were as follows:

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Property acquisition costs(1):
Proved properties	$260,029	242,997
Unproved properties	51,700	69,350
	311,729	312,347
Exploration costs:
Direct costs	151,125	96,690
Overhead capitalized	9,933	9,710
	161,058	106,400
Development costs:
Direct costs	313,742	227,098
Overhead capitalized	14,126	9,943
	327,868	237,041
Total capital expenditures for property acquisition, exploration, and development(1)(2)	$800,655	655,788

(1)             Total capital expenditures include both cash expenditures and accrued expenditures.

(2)             Does not include the effect of estimated additional asset retirement obligations.

For the nine months ended September 30, 2006, expenditures for exploration and development activities totaled $489 million ($453 million attributable to the Retained Properties and $36 million attributable to the Spin-off Properties), exclusive of costs for property acquisitions. Forest anticipates expenditures for exploration and development activities in 2006 will approximate $580 million. Some of the factors impacting the level of capital expenditures in 2006 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors, and other cautionary statements described under the heading “Risk Factors” included in Part I of our 2005 Annual Report on Form 10-K.

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2006, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Fourth Quarter 2006	10.0	$5.51	$(191)	7,500	$51.18	$(9,008)
Fiscal 2007	—	—	—	3,500	73.16	6,267
Fiscal 2008	—	—	—	3,000	73.02	4,220
Fiscal 2009	—	—	—	2,500	73.02	4,483
Fiscal 2010	—	—	—	2,000	73.15	4,541

Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At September 30, 2006, there was a basis swap in place covering 15.0 Bbtu per day in 2007 with a fair market value of $(.4) million.

Collars

Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2006, we had entered into the following collars:

	Collars
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Fourth Quarter 2006	50.0	$7.43/11.88	$9,392	5,500	$46.73/65.87	$(1,825)
Fiscal 2007	35.0	8.76/11.70	19,775	4,000	65.81/87.18	4,887

The fair value of our derivative instruments based on the futures prices quoted on September 30, 2006 was a net asset of approximately $42.1 million.

In October 2006, we entered into two additional swap agreements. The table below sets forth the weighted average terms of the agreements.

	Swaps
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu
Fiscal 2007	20.0	$8.10

In October 2006, we also entered into an additional basis swap agreement covering 10.0 Bbtu per day for 2007.

The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2006, beginning with the fair value of our commodity contracts on December 31, 2005:

Fair Value of Derivative Contracts
(In Thousands)
Unrealized losses on derivative contracts as of December 31, 2005	$(150,737)
Net increase in fair value	104,678
Fair value of derivatives transferred in Spin-off	17,087
Net contract losses recognized	71,103
Unrealized gains on derivative contracts as of September 30, 2006	$42,131

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

Interest Rate Risk

The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest’s debt obligations and the fair value of our debt obligations at September 30, 2006:

	2008	2009	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	369,470	—	—	369,470	369,470
Average interest rate(1)	—	6.72%	—	—	6.72%
Long-term debt:
Fixed rate	$265,000	—	285,000	150,000	700,000	718,431
Coupon interest rate	8.00%	—	8.00%	7.75%	7.95%
Effective interest rate(2)	7.13%	—	7.71%	6.56%	7.24%

(1)             As of September 30, 2006.

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

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2006 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

On September 12, 2006 Forest paid an aggregate of $813,000 in civil penalties to the U.S. Environmental Protection Agency to settle enforcement proceedings related to past wastewater discharge violations at a platform owned and operated by Forest located in federal waters of the Cook Inlet off the coast of Alaska. The wastewater problems stemmed from ineffective treatment systems that Forest purchased for the platform.

Item 6.                        EXHIBITS

(a)           Exhibits.

10.1*

Third Amendment to the Amended and Restated combined Credit Agreements, dated effective as of October 31, 2006, among Forest Oil Corporation, Canada Forest Oil, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank N.A., as Co-Global Syndication Agents, BNP Paribus and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, and Bank of Montreal and the Toronto-Dominion Banks, as Co-Canadian Documentation Agents, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and JP Morgan Chase Bank, N.A., as Global Administrative Agent.

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

FOREST OIL CORPORATION
(Registrant)
November 9, 2006	By:	/s/DAVID H. KEYTE
David H. Keyte
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND
Victor A. Wind
Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1*

Third Amendment to the Amended and Restated combined Credit Agreements, dated effective as of October 31, 2006, among Forest Oil Corporation, Canada Forest Oil, each of the lenders that is a party thereto, Bank of America, N.A. and Citibank N.A., as Co-Global Syndication Agents, BNP Paribus and Harris Nesbitt Financing, Inc., as Co-U.S. Documentation Agents, and Bank of Montreal and the Toronto-Dominion Banks, as Co-Canadian Documentation Agents, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and JP Morgan Chase Bank, N.A., as Global Administrative Agent.

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