Form 10-Q
period 2007-03-31
FOREST OIL CORP
filed 2007-05-10
CIK 38079

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

        As of April 30, 2007 there were 63,053,239 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2007

i

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In Thousands, Except Share Data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,086	33,164
Accounts receivable	141,821	125,446
Derivative instruments	17,508	53,205
Deferred tax asset	365	—
Other current assets	65,926	49,185

Total current assets	242,706	261,000
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,331,625 and $2,265,018	2,601,815	2,486,153
Unproved	244,228	261,259

Net oil and gas properties	2,846,043	2,747,412
Other property and equipment, net of accumulated depreciation and amortization of $34,157 and $32,504	48,445	42,514

Net property and equipment	2,894,488	2,789,926
Derivative instruments	6,804	15,019
Goodwill	86,385	86,246
Other assets	38,902	36,881

	$3,269,285	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$216,856	224,933
Accrued interest	20,419	6,235
Derivative instruments	10,774	1,294
Current portion of long-term debt	2,500	2,500
Asset retirement obligations	3,055	2,694
Deferred income taxes	—	14,907
Other current liabilities	10,877	11,378

Total current liabilities	264,481	263,941
Long-term debt	1,245,810	1,204,709
Asset retirement obligations	62,758	61,408
Derivative instruments	5,256	811
Deferred income taxes	211,127	191,957
Other liabilities	34,116	32,240

Total liabilities	1,823,548	1,755,066
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 63,039,391 and 62,998,155 shares issued and outstanding	6,304	6,300
Capital surplus	1,218,814	1,215,660
Retained earnings	143,647	137,796
Accumulated other comprehensive income	76,972	74,250

Total shareholders' equity	1,445,737	1,434,006

	$3,269,285	3,189,072

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$97,297	127,053
Oil, condensate, and natural gas liquids	85,259	92,043

Total oil and gas sales	182,556	219,096
Marketing, processing, and other	53	2,350

Total revenue	182,609	221,446
Operating expenses:
Lease operating expenses	36,040	45,331
Production and property taxes	7,910	10,728
Transportation and processing costs	4,194	4,729
General and administrative (including stock-based compensation)	12,971	17,136
Depreciation and depletion	60,459	77,668
Accretion of asset retirement obligations	1,275	3,352
Spin-off and merger costs	—	5,416

Total operating expenses	122,849	164,360

Earnings from operations	59,760	57,086
Other income and expense:
Interest expense	24,353	15,151
Unrealized losses on derivative instruments, net	57,838	24,114
Realized (gains) losses on derivative instruments, net	(25,134)	3,915
Unrealized foreign currency exchange gain	(49)	—
Gain on sale of assets	(7,176)	—
Other (income) expense, net	(888)	860

Total other income and expense	48,944	44,040

Earnings before income taxes and discontinued operations	10,816	13,046
Income tax expense:
Current	878	1,002
Deferred	3,047	10,795

Total income tax expense	3,925	11,797

Earnings from continuing operations	6,891	1,249
Income from discontinued operations, net of tax	—	2,422

Net earnings	$6,891	3,671

Basic earnings per common share:
Earnings from continuing operations	$.11	.02
Income from discontinued operations, net of tax	—	.04

Basic earnings per common share	$.11	.06

Diluted earnings per common share:
Earnings from continuing operations	$.11	.02
Income from discontinued operations, net of tax	—	.04

Diluted earnings per common share	$.11	.06

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2006	62,998	$6,300	1,215,660	137,796	74,250	1,434,006
Exercise of stock options	40	4	776	—	—	780
Employee stock purchase plan	8	1	217	—	—	218
Restricted stock issued, net of cancellations	(7)	(1)	(278)	—	—	(279)
Amortization of stock-based compensation	—	—	2,439	—	—	2,439
Adoption of FIN 48	—	—	—	(1,040)	—	(1,040)
Comprehensive earnings:
Net earnings	—	—	—	6,891	—	6,891
Increase in unfunded postretirement benefits, net of tax	—	—	—	—	(104)	(104)
Foreign currency translation	—	—	—	—	2,826	2,826

Total comprehensive earnings						9,613

Balances at March 31, 2007	63,039	$6,304	1,218,814	143,647	76,972	1,445,737

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Operating activities:
Net earnings	$6,891	3,671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	60,459	77,668
Accretion of asset retirement obligations	1,275	3,352
Stock-based compensation	1,796	7,315
Unrealized losses on derivative instruments, net	57,838	24,114
Amortization of deferred derivative losses	—	15,204
Gain on sale of assets	(7,176)	—
Deferred income tax expense	3,047	12,022
Other, net	(1,129)	886
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(9,392)	(13,988)
Other current assets	(14,562)	(20,716)
Accounts payable	(41,148)	(6,499)
Accrued interest and other current liabilities	16,939	11,506

Net cash provided by operating activities	74,838	114,535
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(135,486)	(465,175)
Other fixed assets	(7,510)	(2,643)
Proceeds from sales of assets	1,661	1,018
Other, net	—	106

Net cash used by investing activities	(141,335)	(466,694)
Financing activities:
Proceeds from bank borrowings	182,027	674,818
Repayments of bank borrowings	(139,759)	(325,415)
Repayments of term loans	(625)	—
Proceeds from the exercise of options and from employee stock purchase plan	997	2,250
Other, net	8,463	(24)

Net cash provided by financing activities	51,103	351,629
Effect of exchange rate changes on cash	(684)	(391)

Net decrease in cash and cash equivalents	(16,078)	(921)
Cash and cash equivalents at beginning of period	33,164	7,231

Cash and cash equivalents at end of period	$17,086	6,310

Cash paid during the period for:
Interest	$11,600	3,080
Income taxes	574	1,969

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2007 financial statement presentation.

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Pending Acquisition of Houston Exploration

        On January 7, 2007, Forest announced it had entered into a definitive agreement and plan of merger pursuant to which The Houston Exploration Company ("Houston Exploration") will merge with and into Forest in a stock and cash transaction totaling approximately $1.5 billion plus the assumption of debt. Houston Exploration is an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America with operations in the following four producing areas in the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The boards of directors of Forest and Houston Exploration have each unanimously approved the transaction. The transaction is subject to customary conditions, including both Forest shareholder and Houston Exploration stockholder approvals. Forest management and its board of directors will continue in their current positions with Forest following the completion of the merger. The merger is expected to close in early June 2007, as soon as practicable following Forest shareholder approval and Houston Exploration stockholder approval and satisfaction of the closing conditions.

        Under the terms of the merger agreement, Houston Exploration stockholders are to receive total consideration equal to 0.84 shares of Forest common stock and $26.25 in cash for each share of Houston Exploration common stock outstanding. This represents estimated merger consideration of 23.8 million shares of Forest common stock and cash of approximately $740 million, or $52.47 per share, to be received by the Houston Exploration stockholders (based on the closing price of Forest's common stock on January 5, 2007 and the number of shares of Houston Exploration common stock outstanding on April 30, 2007 and subject to increase in the event that any additional shares of Houston Exploration common stock are issued prior to the merger closing date in connection with the exercise of outstanding stock options pursuant to the terms of the merger agreement). The actual amount of total cash and stock consideration to be received by each Houston Exploration stockholder will be determined by elections, an equalization formula, and a proration procedure. It is anticipated that the transaction will be tax free to Houston Exploration and the stock portion of the consideration will be received tax free by its stockholders. The cash component of the acquisition is expected to be financed under an amended and restated revolving credit facility of up to $1.4 billion for which JPMorgan Chase Bank, N.A. has provided us a commitment letter. In connection with the pending acquisition of Houston Exploration, Forest may elect to access the debt capital markets to finance a portion of the cash component of the merger consideration and the related transactions or to refinance borrowings under its bank credit facilities.

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

Divestitures

Spin-off and Merger of Offshore Gulf of Mexico Operations

        On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a special dividend, which consisted of a pro rata spin-off (the "Spin-off") of all outstanding shares of Forest Energy Resources, Inc. (hereinafter known as Mariner Energy Resources, Inc. or "MERI"), a total of 50,637,010 shares of common stock, to holders of record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, MERI was merged with a subsidiary of Mariner Energy, Inc. ("Mariner") (the "Merger"). Mariner's common stock commenced trading on the New York Stock Exchange on March 3, 2006.

        The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, MERI paid Forest approximately $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by MERI immediately prior to the Spin-off. This credit facility and associated liability were included in the Spin-off. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. As of April 30, 2007, in accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest paid MERI approximately $5.8 million, which is subject to further adjustment.

        The table below sets forth the assets and liabilities included in the Spin-off (in thousands):

Working capital	$(12,383)
Proved oil and gas properties, net of accumulated depletion	1,033,289
Unproved oil and gas properties	38,523
Other assets	7,919
Derivative instruments	(17,087)
MERI credit facility	(176,102)
Asset retirement obligations	(150,182)
Deferred income taxes	(184,483)
Other liabilities	(225)
Accumulated other comprehensive income	7,549

Net decrease to capital surplus and retained earnings	$546,818

        The following table presents the revenues and direct operating expenses of the offshore Gulf of Mexico operations reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006. As the spin-off of the offshore Gulf of Mexico operations were concluded in 2006, the Company did not have operating activity from offshore Gulf of Mexico operations during the comparative period in 2007.

Period Ended March 31, 2006
(In Thousands)
Oil and gas revenues	$46,289
Oil and gas production expense:
Lease operating expenses	18,296
Transportation and processing costs	344
Production and property taxes	151

Oil and gas revenues in excess of direct operating expenses	$27,498

Sale of ProMark—Discontinued Operations

        On March 1, 2004, the Company sold the assets and business operations of Producers Marketing, Ltd. ("ProMark") to Cinergy Canada, Inc. ("Cinergy") for $11.2 million CDN. As a result of the sale, ProMark's results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the three months ended March 31, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax), which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations. No contingent payments are expected in 2007.

Other Disposition

        In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million which resulted in a gain on the sale of $7.2 million ($4.5 million net of tax). As of March 31, 2007, Forest had received an initial payment of $.7 million and received the remaining proceeds in April and May 2007.

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings per Share

        Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

        Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$6,891	1,249
Income from discontinued operations, net of tax	—	2,422

Net earnings	$6,891	3,671

Weighted average common shares outstanding during the period	62,393	62,115
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,341	1,055

Weighted average common shares outstanding, including the effects of dilutive securities	63,734	63,170

Basic earnings per share:
From continuing operations	$.11	.02
From discontinued operations	—	.04

Basic earnings per share	$.11	.06

Diluted earnings per share:
From continuing operations	$.11	.02
From discontinued operations	—	.04

Diluted earnings per share	$.11	.06

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in Forest's other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations, changes in the unfunded postretirement benefits, and unrealized gains (losses) related to the changes in the fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Net earnings	$6,891	3,671
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,826	(1,930)
Unfunded postretirement benefits, net of tax	(104)	83
Unrealized gain on derivative instruments, net of tax	—	77,074

Total comprehensive earnings	$9,613	78,898

(4) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three months ended March 31, 2007 under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123(R)") the remaining unamortized amounts and the weighted average amortization period remaining as of March 31, 2007.

	Stock Options	Restricted Stock	Phantom Stock Units		Total(1)
	(In Thousands)
Three Months Ended March 31, 2007:
Total stock-based compensation costs	$933	1,433	224		2,590
Less: stock-based compensation costs capitalized	(309)	(420)	(138)		(867)

Stock-based compensation costs expensed	$624	1,013	86		1,723

Unamortized stock-based compensation costs as of March 31, 2007	$5,034	9,541	1,839	(2)	16,414
Weighted average amortization period remaining	1.5 years	1.6 years	1.8 years		1.6 years

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table above) under which $.1 million of compensation cost was recognized for the three months ended March 31, 2007 under the provisions of SFAS 123(R).

(2)
Based on the closing price of the Company's common stock on March 31, 2007.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the quarter ended March 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2007	3,328,279	$18.80	$46,279	2,338,751
Granted at fair value	—	—
Exercised	(39,826)	19.54	536
Cancelled	(3,043)	20.60

Outstanding at March 31, 2007	3,285,410	18.79	49,128	2,541,824

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity for the quarter ended March 31, 2007.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	627,450	$43.15	77,950	$44.32
Awarded	2,500	32.01	3,500	30.88
Vested	(20,200)	25.25	—	—
Forfeited	(800)	46.07	(100)	46.07

Unvested at March 31, 2007	608,950	43.70	81,350	43.74

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

(5) DEBT

        Components of debt are as follows:

	March 31, 2007				December 31, 2006
	Principal	Unamortized Premium (Discount)	Other(2)	Total	Principal	Unamortized Premium (Discount)	Other(2)	Total
	(In Thousands)
U.S. Credit Facility	$55,000	—	—	55,000	23,000	—	—	23,000
Canadian Credit Facility	95,271	—	—	95,271	84,094	—	—	84,094
Term Loan Agreements(1)	374,375	—	—	374,375	375,000	—	—	375,000
8% Senior Notes due 2008	265,000	(122)	2,780	267,658	265,000	(146)	3,346	268,200
8% Senior Notes due 2011	285,000	6,135	3,945	295,080	285,000	6,458	4,152	295,610
7 3/4% Senior Notes due 2014	150,000	(1,691)	12,617	160,926	150,000	(1,751)	13,056	161,305

Total debt	1,224,646	4,322	19,342	1,248,310	1,182,094	4,561	20,554	1,207,209
Less: current portion of long-term debt	2,500	—	—	2,500	2,500	—	—	2,500

Long-term debt	$1,222,146	4,322	19,342	1,245,810	1,179,594	4,561	20,554	1,204,709

(1)
In December 2006, two of Forest's wholly-owned subsidiaries, Forest Alaska Operating LLC and Forest Alaska Holding LLC, entered into term loan financing arrangements in the aggregate principal amount of $375 million. The financing is comprised of two term loan agreements, including a $250 million first lien credit agreement and a $125 million second lien credit agreement. The term loans mature in December 2010 and December 2011, respectively, and are non-recourse to Forest.

(2)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

Term Loan Agreements

        On December 8, 2006, Forest, through its wholly-owned subsidiaries Forest Alaska Operating LLC and Forest Alaska Holding LLC (together "Forest Alaska"), issued, on a non-recourse basis to Forest, term loan financing facilities in the aggregate principal amount of $375 million. The issuance was comprised of two term loan facilities, including a $250 million first lien credit agreement and a $125 million second lien credit agreement (together the "Credit Agreements"). The loan proceeds were used to fund a $350 million distribution to Forest, which Forest used to pay down its U.S. credit facility, and to provide Forest Alaska working capital for its operations and pay transaction fees and expenses. Interest on the loans are based on an adjusted LIBO rate ("LIBOR") (LIBOR plus 3.50% under the first lien credit agreement and LIBOR plus 6.50% under the second lien credit agreement) or on a rate based on the federal funds rate (federal funds rate plus 3.0% under the first lien credit agreement and federal funds rate plus 6.0% under the second lien credit agreement), at the election of Forest Alaska. The loans under the first lien agreement will become due on December 8, 2010 and the loans under the second lien agreement will become due on December 8, 2011. The Credit Agreements are secured by substantially all of Forest Alaska's assets.

        Partial repayments on the loans outstanding under the first lien agreement are due at the end of each calendar quarter, while the loans under the second lien agreement are scheduled for repayment on the maturity date. In addition, Forest Alaska is obligated to make mandatory prepayments annually using its excess cash flow and the proceeds associated with certain equity issuances, asset sales, and incurrence of additional indebtedness. Under certain circumstances involving a change in control involving Forest Alaska, the Credit Agreements also require Forest Alaska to offer to repurchase outstanding loans and purchase loans put to it by the lenders and, depending on the date of any such repurchase, the repurchase price may include a premium. Upon an event of default, a majority of the lenders under each of the Credit Agreements may request the agent to declare the loans immediately payable. Under certain circumstances involving insolvency, the loans will automatically become immediately due and payable.

        The Credit Agreements include terms and covenants that place limitations on certain types of activities that may be conducted by Forest Alaska. The terms include restrictions or requirements with respect to additional debt, liens, investments, hedging activities, acquisitions, dividends, mergers, sales of assets, transactions with affiliates, and capital expenditures. In addition, the Credit Agreements include financial covenants addressing limitations on present value to total debt and first lien debt, interest coverage and leverage ratios. In the event Forest Alaska should not meet the prescribed financial or non-financial covenants and enter into a default position, the creditor may take action to terminate the committed term loan facilities and declare amounts outstanding to be immediately due and payable in whole or in part including accrued interest.

        The Credit Agreements contain a covenant requiring that, for rolling time periods equal to four consecutive fiscal quarters, Forest Alaska may not have a "Leverage Ratio" greater than a defined amount. The Leverage Ratio is the ratio of (i) the total debt outstanding under the Credit Agreements at the end of the applicable four quarters to (ii) Forest Alaska's net income plus interest expense, depreciation, depletion expense, amortization expense, incomes taxes, exploration expense, and other non-cash charges and expenses, subject to certain adjustments (defined in the Credit Agreements as "Consolidated EBITDAX"), for the applicable four quarters. In addition, the first lien credit agreement (but not the second lien credit agreement) contains a covenant requiring that, for the same rolling time periods, Forest Alaska may not have an "Interest Coverage Ratio" less than a defined amount. The Interest Coverage Ratio is the ratio of (i) Forest Alaska's Consolidated EBITDAX for the applicable four quarters to (ii) the total interest expense under the two credit agreements, subject to certain adjustments, for the same time period.

        In April 2007, based on a preliminary assessment of Forest Alaska's results of operations through March 31, 2007, Forest Alaska believed that it would likely fail to meet the Leverage Ratio and Interest Coverage Ratio requirements for the four-quarter period that ended on March 31, 2007. Unless waived by the lenders of more than 50 percent of the outstanding debt under the Forest Alaska Credit Agreements, a failure to meet the Leverage Ratio and the Interest Coverage ratio constitutes an event of default, entitling the lenders to declare the Credit Agreements terminated and demand immediate payment by Forest Alaska of all outstanding borrowings at par (approximately $374 million as of March 31, 2007), accrued interest, and unpaid accrued fees. On April 26, 2007, Forest Alaska entered into amendments to the first lien credit agreement and second lien credit agreement, which amended certain definitions in the Credit Agreements and added a new provision to Article VII of the first lien credit agreement. Forest Alaska believes that the amendments to the Credit Agreements will prevent any default with respect to the four quarters ended March 31, 2007.

(6) PROPERTY AND EQUIPMENT

        Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Forest capitalized $8.2 million and $11.1 million of general and administrative costs (including stock-based compensation) during the three months ended March 31, 2007 and 2006, respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2007 and 2006, the Company capitalized approximately $.8 million and $.7 million, respectively, of interest expense attributed to unproved properties.

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

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. There were no ceiling test impairments of oil and gas properties in 2007 or 2006, although the Company's Canadian full cost pool, in particular, could be adversely impacted by moderate declines in commodity prices.

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

(7) ASSET RETIREMENT OBLIGATIONS

        Forest records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Forest's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Asset retirement obligations at beginning of period	$64,102	211,554
Accretion expense	1,275	3,352
Liabilities incurred	693	202
Liabilities assumed	—	1,009
Liabilities included in the Spin-off	—	(150,182)
Liabilities settled	(563)	(4,379)
Revisions of estimated liabilities	175	(484)
Impact of foreign currency exchange rate	131	(73)

Asset retirement obligations at end of period	65,813	60,999
Less: current asset retirement obligations	3,055	1,497

Long-term asset retirement obligations	$62,758	59,502

(8) EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
	(In Thousands)
Service cost	$—	—	103	169
Interest cost	553	548	94	118
Curtailment gain(1)	—	—	—	(1,851)
Expected return on plan assets	(641)	(608)	—	—
Recognized actuarial loss	195	227	(22)	—

Total net periodic expense	$107	167	175	(1,564)

(1)
Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for the three months ended March 31, 2006.

(9) DERIVATIVE INSTRUMENTS

      Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, various circumstances can cause commodity hedges to not qualify for cash flow hedge accounting either at the inception of the hedge or during the term of the hedge. When the criteria for cash flow hedge accounting are not met or when cash flow hedging is not elected, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

        As a result of production deferrals experienced in the Gulf of Mexico related to hurricanes Katrina and Rita, Forest was required to discontinue cash flow hedge accounting on some of its natural gas and oil hedges during the third and fourth quarters of 2005. Additionally, as a result of the Spin-off on March 2, 2006, additional commodity swaps and collars formerly designated as cash flow hedges of offshore Gulf of Mexico production also no longer qualified for cash flow hedge accounting. Because a significant portion of the Company's derivatives no longer qualified for cash flow hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue cash flow hedge accounting prospectively for all of its remaining commodity derivatives beginning in March 2006. This change in reporting has not impacted the Company's reported cash flows, although the results of operations have been affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices. Subsequent to March 2006, the Company has recognized all mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity.

        The table below summarizes the realized and unrealized losses (gains) Forest incurred related to its oil and gas derivative instruments for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$—	36,680
Realized (gains) losses on derivatives not designated as cash flow hedges(2)	(25,134)	3,915
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	—	(5,573)
Unrealized losses on derivatives not designated as cash flow hedges(2)	57,888	29,687

Total realized and unrealized losses recorded	$32,754	64,709

(1)
Included in oil and gas sales in the Condensed Consolidated Statements of Operations.

(2)
Included in other income and expense in the Condensed Consolidated Statements of Operations.

        The tables below set forth Forest's outstanding commodity swaps and collars as of March 31, 2007:

	Swaps
	Natural Gas (NYMEX HH)
			Oil (NYMEX WTI)
		Weighted Average Hedged Price per MMBtu
	Bbtu per Day		Barrels per Day	Weighted Average Hedged Price per Bbl
Second Quarter 2007	60	$7.88	7,000	$70.03
Third Quarter 2007	60	7.88	7,000	70.03
Fourth Quarter 2007	60	7.88	7,000	70.03
Calendar 2008	—	—	6,500	69.72
Calendar 2009	—	—	4,500	69.01
Calendar 2010	—	—	1,500	72.95

	Costless Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Second Quarter 2007	35	$8.76/11.70	4,000	$65.81/87.18
Third Quarter 2007	35	8.76/11.70	4,000	65.81/87.18
Fourth Quarter 2007	35	8.76/11.70	4,000	65.81/87.18
Calendar 2008	10	7.75/9.57	—	—
	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
Calendar 2008	20	$6.00/8.00/10.00

        The Company also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. At March 31, 2007, there were three basis swaps in place covering 35.0 Bbtu per day for the remainder of 2007.

        At March 31, 2007, the fair values of Forest's commodity derivative contracts is presented on the Condensed Consolidated Balance Sheet as liabilities of $16.0 million (of which $10.8 million was classified as current) and assets of $24.3 million (of which $17.5 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        In April 2007, the Company entered into an additional collar agreement. The table below sets forth the weighted average terms of the agreement.

	Costless Collar
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu
Calendar 2008	10	$8.00/10.50

Interest Rate Swaps

        The Company may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. Unrealized gains, losses, or any settlements are recorded in other income and expense in the Consolidated Statement of Operations.

        In fulfillment of requirements under Forest Alaska's Credit Agreements, Forest Alaska entered into two floating to fixed interest rate swaps. In March 2007, Forest Alaska entered into a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80%. At March 31, 2007, the fair value of Forest's interest rate derivative contract was an asset of $.1 million. In April 2007, Forest Alaska entered into a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%. For the three months ended March 31, 2007, the Company recorded an unrealized gain related to the interest rate swap of $.1 million.

(10) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2007, Forest conducts operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements. Effective in the third quarter of 2006, Forest decreased the number of reportable segments from five to three to correspond to the same number of cost centers under the full cost accounting rules. Segment information previously reported has been modified to conform to the current presentation.

	Oil and Gas Operations
	Three Months Ended March 31, 2007
	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$137,424	45,132	—	182,556
Expenses:
Lease operating expenses	28,635	7,405	—	36,040
Production and property taxes	7,220	690	—	7,910
Transportation and processing costs	1,713	2,481	—	4,194
Depletion	41,232	18,431	—	59,663
Accretion of asset retirement obligations	1,002	261	12	1,275

Earnings (loss) from operations	$57,622	15,864	(12)	73,474

Capital expenditures	$98,538	56,262	629	155,429

Goodwill	$71,377	15,008	—	86,385

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

Three Months Ended March 31, 2007
(In Thousands)
Earnings from operations for reportable segments	$73,474
Marketing, processing, and other	53
General and administrative expense (including stock-based compensation)	(12,971)
Administrative asset depreciation	(796)
Interest expense	(24,353)
Unrealized losses on derivative instruments, net	(57,838)
Realized gains on derivative instruments, net	25,134
Unrealized foreign currency exchange gain	49
Gain on sale of assets	7,176
Other income, net	888

Earnings before income taxes and discontinued operations	$10,816

	Oil and Gas Operations
	Three Months Ended March 31, 2006
	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$174,590	44,506	—	219,096
Expenses:
Lease operating expenses	39,019	6,312	—	45,331
Production and property taxes	10,016	712	—	10,728
Transportation and processing costs	2,856	1,873	—	4,729
Depletion	57,917	18,939	—	76,856
Accretion of asset retirement obligations	3,092	249	11	3,352

Earnings (loss) from operations	$61,690	16,421	(11)	78,100

Capital expenditures	$423,833	49,687	874	474,394

Goodwill	$71,377	15,607	—	86,984

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

Three Months Ended March 31, 2006
(In Thousands)
Earnings from operations for reportable segments	$78,100
Marketing, processing, and other	2,350
General and administrative expense (including stock-based compensation)	(17,136)
Administrative asset depreciation	(812)
Spin-off and merger costs	(5,416)
Interest expense	(15,151)
Unrealized losses on derivative instruments, net	(24,114)
Realized losses on derivative instruments, net	(3,915)
Other expense, net	(860)

Earnings before income taxes and discontinued operations	$13,046

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% Senior Notes due 2008, 8% Senior Notes due 2011, and 7 3/4% Senior Notes due 2014 have been fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2007					December 31, 2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,079	237	15,770	—	17,086	771	126	32,267	—	33,164
Accounts receivable	47,022	7,656	93,751	(6,608)	141,821	48,010	9,428	69,709	(1,701)	125,446
Other current assets	51,781	7,031	24,987	—	83,799	82,227	2,380	17,783	—	102,390

Total current assets	99,882	14,924	134,508	(6,608)	242,706	131,008	11,934	119,759	(1,701)	261,000
Property and equipment, at cost	2,883,213	241,430	2,135,627	—	5,260,270	2,819,163	236,143	2,032,142	—	5,087,448
Less accumulated depreciation, depletion and amortization	1,629,371	67,740	668,671	—	2,365,782	1,605,072	63,624	628,826	—	2,297,522

Net property and equipment	1,253,842	173,690	1,466,956	—	2,894,488	1,214,091	172,519	1,403,316	—	2,789,926
Investment in subsidiaries	658,292	—	—	(658,292)	—	648,250	—	—	(648,250)	—
Note receivable from subsidiary	68,840	—	—	(68,840)	—	59,497	—	—	(59,497)	—
Due to (from) parent and subsidiaries	241,935	(10,482)	(231,453)	—	—	236,075	(16,276)	(219,799)	—	—
Other assets	82,877	1	49,213	—	132,091	91,673	1	46,472	—	138,146

	$2,405,668	178,133	1,419,224	(733,740)	3,269,285	2,380,594	168,178	1,349,748	(709,448)	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,327	8,913	91,224	(6,608)	216,856	147,397	8,394	70,843	(1,701)	224,933
Current portion of long-term debt	—	—	2,500	—	2,500	—	—	2,500	—	2,500
Other current liabilities	37,617	130	7,378	—	45,125	33,978	(2,111)	4,641	—	36,508

Total current liabilities	160,944	9,043	101,102	(6,608)	264,481	181,375	6,283	77,984	(1,701)	263,941
Long-term debt	778,664	—	467,146	—	1,245,810	748,115	—	456,594	—	1,204,709
Notes payable to parent	—	—	68,840	(68,840)	—	—	—	59,497	(59,497)	—
Other liabilities	61,239	1,882	39,009	—	102,130	57,496	1,831	35,132	—	94,459
Deferred income taxes	(40,916)	41,048	210,995	—	211,127	(40,398)	40,949	191,406	—	191,957

Total liabilities	959,931	51,973	887,092	(75,448)	1,823,548	946,588	49,063	820,613	(61,198)	1,755,066
Shareholders' equity	1,445,737	126,160	532,132	(658,292)	1,445,737	1,434,006	119,115	529,135	(648,250)	1,434,006

	$2,405,668	178,133	1,419,224	(733,740)	3,269,285	2,380,594	168,178	1,349,748	(709,448)	3,189,072

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	March 31, 2007					March 31, 2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas	$43,588	3,152	50,557	—	97,297	76,363	4,564	46,126	—	127,053
Oil, condensate, and natural gas liquids	38,111	11,890	35,258	—	85,259	58,912	11,582	21,549	—	92,043
Marketing, processing, and other	52	(49)	1,865	(1,815)	53	491	(16)	1,962	(87)	2,350

Total revenue	81,751	14,993	87,680	(1,815)	182,609	135,766	16,130	69,637	(87)	221,446
Operating expenses:
Lease operating expenses	12,818	4,515	18,776	(69)	36,040	34,438	2,747	8,121	25	45,331
Other direct operating costs	6,964	1,307	3,833	—	12,104	8,835	1,884	4,738	—	15,457
General and administrative (including stock-based compensation	9,903	31	3,037	—	12,971	14,801	60	2,275	—	17,136
Depreciation and depletion	24,145	4,117	32,200	(3)	60,459	45,005	5,377	27,286	—	77,668
Other operating expenses	573	40	662	—	1,275	8,403	30	335	—	8,768

Total operating expenses	54,403	10,010	58,508	(72)	122,849	111,482	10,098	42,755	25	164,360

Earnings from operations	27,348	4,983	29,172	(1,743)	59,760	24,284	6,032	26,882	(112)	57,086

Equity earnings in subsidiaries	8,938	—	—	(8,938)	—	18,480	—	—	(18,480)	—
Other income and expense:
Interest expense	12,012	7	15,765	(3,431)	24,353	13,695	35	3,256	(1,835)	15,151
Unrealized (gains) losses on derivative instruments, net	36,730	6,983	14,125	—	57,838	19,448	2,256	2,410	—	24,114
Realized losses (gains) on derivative instruments, net	(16,759)	(3,185)	(5,190)	—	(25,134)	2,954	709	252	—	3,915
Other (income) expense, net	(3,189)	154	(8,509)	3,431	(8,113)	(902)	35	(108)	1,835	860

Total other income and expense	28,794	3,959	16,191	—	48,944	35,195	3,035	5,810	—	44,040

Earnings before income taxes and discontinued operations	7,492	1,024	12,981	(10,681)	10,816	7,569	2,997	21,072	(18,592)	13,046
Income tax expense:	601	273	3,051	—	3,925	3,898	2,922	4,977	—	11,797

Earnings from continuing operations	6,891	751	9,930	(10,681)	6,891	3,671	75	16,095	(18,592)	1,249
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	2,422	—	2,422

Net earnings	$6,891	751	9,930	(10,681)	6,891	3,671	75	18,517	(18,592)	3,671

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	March 31, 2007				March 31, 2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings	$(3,790)	751	9,930	6,891	(14,575)	75	18,171	3,671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	24,145	4,117	32,197	60,459	45,005	5,377	27,286	77,668
Unrealized (gains) losses on derivative instruments, net	36,730	6,983	14,125	57,838	19,448	2,256	2,410	24,114
Deferred income tax expense	266	273	2,508	3,047	2,928	2,922	6,172	12,022
Other, net	798	39	(6,071)	(5,234)	26,184	29	544	26,757
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	988	1,772	(12,152)	(9,392)	(13,846)	1,726	(1,868)	(13,988)
Other current assets	(10,083)	235	(4,714)	(14,562)	(22,318)	(95)	1,697	(20,716)
Accounts payable	(32,759)	(398)	(7,991)	(41,148)	(8,940)	(3,826)	6,267	(6,499)
Accrued interest and other current liabilities	15,172	(91)	1,858	16,939	13,633	(74)	(2,053)	11,506

Net cash provided by operating activities	31,467	13,681	29,690	74,838	47,519	8,390	58,626	114,535
Investing activities:
Capital expenditures for property and equipment	(61,955)	(4,509)	(76,532)	(142,996)	(372,567)	(8,323)	(86,928)	(467,818)
Other, net	7,625	—	(5,964)	1,661	(457)	—	1,581	1,124

Net cash used by investing activities	(54,330)	(4,509)	(82,496)	(141,335)	(373,024)	(8,323)	(85,347)	(466,694)
Financing activities:
Proceeds from bank borrowings	153,000	—	29,027	182,027	654,102	—	20,716	674,818
Repayments of bank borrowings	(121,000)	—	(18,759)	(139,759)	(316,000)	—	(9,415)	(325,415)
Net activity in investments from subsidiaries	(14,870)	(9,258)	24,128	—	(14,553)	266	14,287	—
Other, net	6,041	197	2,597	8,835	2,250	—	(24)	2,226

Net cash provided (used) by financing activities	23,171	(9,061)	36,993	51,103	325,799	266	25,564	351,629
Effect of exchange rate changes on cash	—	—	(684)	(684)	—	—	(391)	(391)

Net increase (decrease) in cash and cash equivalents	308	111	(16,497)	(16,078)	294	333	(1,548)	(921)
Cash and cash equivalents at beginning of period	771	126	32,267	33,164	2,076	(114)	5,269	7,231

Cash and cash equivalents at end of period	$1,079	237	15,770	17,086	2,370	219	3,721	6,310

(12) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 the Company recognized a liability for uncertain tax benefits of approximately $1.0 million which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 increased the Company's previously recognized liability for uncertain tax benefits of $.5 million to $1.5 million. The $1.5 million liability does not relate to uncertainties about the timing of items of income or deduction and would affect the Company's effective tax rate if recognized in the Company's income tax provision. The Company records interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense, to the extent they apply. The Company recognized no significant interest or penalties at the date of its adoption of FIN 48.

        There was no change in the amount of unrecognized tax benefits during the three months ended March 31, 2007. Furthermore, the Company does not expect any significant change in the total amounts of unrecognized tax benefits within the 12 months ending March 31, 2008.

        The statute of limitations is closed for the Company's U.S. federal income tax returns for years ending before and including December 31, 2002. Pre-acquisition returns of acquired businesses are also closed for tax years ending before and including December 31, 2002. However, the Company has utilized, and will continue to utilize, net operating losses ("NOLs") (including NOLs of acquired businesses) in its open tax years. The earliest available NOLs were generated in the tax year beginning January 1, 1989, but are potentially subject to adjustment by the federal tax authorities in the tax year in which they are utilized. Thus, the Company's earliest U.S. federal income tax return that is closed to potential audit adjustments is the tax year ending December 31, 1988. The Company's most recent Canadian income tax return that is closed to potential audit adjustments is the tax year ended December 31, 2002.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forest Oil Corporation ("Forest") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of natural gas and liquids in North America and selected international locations. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969.

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included in Forest's 2006 Annual Report on Form 10-K under the heading "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions." Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to "Forest," "we," "ours," "us," or like terms refer to Forest Oil Corporation and its subsidiaries.

2007 OVERVIEW

Pending Acquisition of Houston Exploration

        On January 7, 2007, Forest announced it had entered into a definitive agreement and plan of merger pursuant to which The Houston Exploration Company ("Houston Exploration") will merge with and into Forest in a stock and cash transaction totaling approximately $1.5 billion plus the assumption of debt. Houston Exploration is an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America with operations in the following four producing areas in the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The boards of directors of Forest and Houston Exploration have each unanimously approved the transaction. The transaction is subject to customary conditions, including both Forest shareholder and Houston Exploration stockholder approvals. Forest management and its board of directors will continue in their current positions with Forest following the completion of the merger. The merger is expected to close in early June 2007, as soon as practicable following Forest shareholder approval and Houston Exploration stockholder approval and satisfaction of the closing conditions.

        Under the terms of the merger agreement, Houston Exploration stockholders are to receive total consideration equal to 0.84 shares of Forest common stock and $26.25 in cash for each share of Houston Exploration common stock outstanding. This represents estimated merger consideration of 23.8 million shares of Forest common stock and cash of approximately $740 million, or $52.47 per share, to be received by the Houston Exploration stockholders (based on the closing price of Forest's common stock on January 5, 2007 and the number of shares of Houston Exploration common stock outstanding on April 30, 2007 and subject to increase in the event that any additional shares of Houston Exploration common stock are issued prior to the merger closing date in connection with the exercise of outstanding stock options pursuant to the terms of the merger agreement). The actual amount of total cash and stock consideration to be received by each Houston Exploration stockholder will be determined by elections, an equalization formula, and a proration procedure. It is anticipated that the transaction will be tax free to Houston Exploration and the stock portion of the consideration will be received tax free by its stockholders. The cash component of the acquisition is expected to be financed under an amended and restated revolving credit facility of up to $1.4 billion for which JPMorgan Chase Bank, N.A. has provided us a commitment letter.

        At the request of Forest, and in connection with the pending merger, Houston Exploration commenced a tender offer and consent solicitation to repurchase any or all of its $175 million senior subordinated notes immediately prior to the completion of the merger. Houston Exploration expects to fund the repurchase with cash on hand and borrowings under its revolving credit facility.

        In the event the merger is not consummated, Forest has agreed to reimburse Houston Exploration for all expenses and indemnify it against certain liabilities associated with the repurchase. In the event the merger is consummated but the consent solicitation is delayed, terminated or otherwise modified in a manner that does not result in the adoption of the proposed amendments, then following the closing of the pending merger and pursuant to the terms of the existing indenture, Forest will be required to offer to purchase any or all of the notes at a price equal to 101% of the aggregate principle amount, plus accrued and unpaid interest and liquidated damages.

        In connection with the pending acquisition of Houston Exploration, Forest may elect to access the debt capital markets to finance a portion of the cash component of the merger consideration and the related transactions or to refinance borrowings under its bank credit facilities.

Production Increase

        Production from the Retained Properties (see definition below) increased 6% during the three months ended March 31, 2007 from the corresponding period in 2006. The production increase is discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Sale of Australian Royalty Interests

        In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million which resulted in a gain on the sale of $7.2 million ($4.5 million net of tax). As of March 31, 2006, Forest had received an initial payment of $.7 million and received the remaining proceeds in April and May 2007.

RESULTS OF OPERATIONS

General

        On March 2, 2006, Forest completed the spin-off of its Gulf of Mexico operations. The revenues and expenses associated with the offshore Gulf of Mexico operations are only included in the consolidated results of operations through February 28, 2006. As a result, the operational results for the three month period of 2007 presented are not comparable to the corresponding period in 2006. In the following discussions, revenues and expenses directly attributable with the properties included in the spin-off of the Gulf of Mexico operations (the "Spin-off Properties") and those retained (the "Retained Properties") are discussed separately.

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007				2006
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
Retained Properties:
United States	10,347	1,110	441	19,653	9,291	1,143	336	18,165
Canada	5,974	206	59	7,564	5,729	191	97	7,457

Total Retained Properties	16,321	1,316	500	27,217	15,020	1,334	433	25,622
Spin-off Properties	—	—	—	—	6,378	193	82	8,028

Totals	16,321	1,316	500	27,217	21,398	1,527	515	33,650

Revenues (in thousands):
Retained Properties:
United States	$64,074	60,606	12,744	137,424	65,379	67,481	9,801	142,661
United States hedging losses	—	—	—	—	(7,707)	(6,653)	—	(14,360)
Canada	33,223	10,089	1,820	45,132	32,332	8,077	4,097	44,506

Total Retained Properties	97,297	70,695	14,564	182,556	90,004	68,905	13,898	172,807

Spin-off Properties	—	—	—	—	53,975	11,614	3,020	68,609
Spin-off Properties hedging losses	—	—	—	—	(16,926)	(5,394)	—	(22,320)

Total Spin-off Properties	—	—	—	—	37,049	6,220	3,020	46,289

Totals	$97,297	70,695	14,564	182,556	127,053	75,125	16,918	219,096

Average sales price:
Retained Properties:
United States	$6.19	54.60	28.90	6.99	7.04	59.04	29.17	7.85
United States hedging losses	—	—	—	—	(.83)	(5.82)	—	(.79)
Canada	5.56	48.98	30.85	5.97	5.64	42.29	42.24	5.97

Total Retained Properties	5.96	53.72	29.13	6.71	5.99	51.65	32.10	6.74

Spin-off Properties	—	—	—	—	8.46	60.18	36.83	8.55
Spin-off Properties hedging losses	—	—	—	—	(2.65)	(27.95)	—	(2.78)

Total Spin-off Properties	—	—	—	—	5.81	32.23	36.83	5.77

Totals	$5.96	53.72	29.13	6.71	5.94	49.20	32.85	6.51

        Net oil and gas production from the Retained Properties in the first quarter of 2007 was 27.2 Bcfe or an average of 302.4 MMcfe per day, a 6% increase from 25.6 Bcfe or an average of 284.7 MMcfe per day in the first quarter of 2006. The net increase in oil and gas production for the period was primarily attributable to the acquisition and subsequent development of the Cotton Valley assets which were acquired on March 31, 2006.

        Oil and natural gas revenues from the Retained Properties were $182.6 million during the three months ended March 31, 2007, a 6% increase as compared to $172.8 million for the same period in the prior year, which included realized hedging losses of $14.4 million. The increase in oil and natural gas revenues was due to the 6% increase in production and a $14.4 million decrease in hedging losses on derivatives accounted for as cash flow hedges, offset by an 8% decrease in average realized sales price before the effects of hedging. No hedging gains or losses were included in the average sales prices presented for the first quarter of 2007 given our election to discontinue cash flow hedge accounting effective in March 2006. See Realized and Unrealized Gains and Losses on Derivative Instruments below for information on gains and losses recognized on derivative instruments not designated as cash flow hedges.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Retained Properties	Spin-off Properties	Total	Retained Properties	Spin-off Properties	Total
	(In Thousands, Except per Mcfe Data)
Lease operating expenses:
Direct operating expense and overhead	$32,421	—	32,421	24,919	9,535	34,454
Workover expense	3,619	—	3,619	2,116	8,761	10,877

Lease operating expenses	$36,040	—	36,040	27,035	18,296	45,331

Lease operating expenses per Mcfe	$1.32	—	1.32	1.06	2.28	1.35
Production and property taxes	$7,910	—	7,910	10,577	151	10,728
Production and property taxes per Mcfe	$.29	—	.29	.41	.02	.32
Transportation and processing costs	$4,194	—	4,194	4,385	344	4,729
Transportation and processing costs per Mcfe	$.15	—	.15	.17	.04	.14

        Lease operating expenses in the first quarter of 2007 for the Retained Properties increased 33%, or $9.0 million, to $36.0 million from $27.0 million in the first quarter of 2006. On a per-Mcfe basis, lease operating expenses increased 25% to $1.32 per Mcfe in the first quarter of 2007 from $1.06 per Mcfe in the first quarter of 2006. The increase in lease operating costs was primarily attributable to an increase in repairs and maintenance costs incurred in non-operated properties in Alaska. Production and property taxes on the Retained Properties decreased by 25% or $2.7 million during the first quarter of 2007 as compared to the prior year's first quarter. The decrease from the prior year was attributable to lower commodity prices, lower state severance tax rates, and additional severance tax incentive credits recognized during the first quarter of 2007 than compared to the same period in the prior year. Transportation and processing costs for the Retained Properties decreased slightly to $4.2 million or $.15 per Mcfe in the three months ended March 31, 2007 from $4.4 million or $.17 per Mcfe for the corresponding 2006 period.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In Thousands, Except per Mcfe Data)
Total general and administrative costs	$18,515	15,344
General and administrative costs capitalized	(7,340)	(6,062)

General and administrative expense	$11,175	9,282

General and administrative expense per Mcfe	$.41	.28
Total stock-based compensation costs	$2,663	12,853
Stock-based compensation costs capitalized	(867)	(4,999)

Stock-based compensation expense	$1,796	7,854

Stock-based compensation expense per Mcfe	$.07	.23
Total general administrative expense including stock-based compensation	$12,971	17,136

        The increase in general and administrative expense of $1.9 million for the three month period in 2007 as compared to the same period in 2006 is primarily related to increased employee salary and benefit costs. Stock-based compensation expense decreased $6.1 million during the three month period in 2007 as compared to the same period in 2006 and is the result of the partial settlement of our restricted stock awards and phantom stock unit awards in connection with the spin-off of the Gulf of Mexico operations during the first quarter of 2006.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") for the three months ended March 31, 2007 was $60.5 million compared to $77.7 million for the same period in 2006. On an equivalent Mcf basis, DD&A expense was $2.22 per Mcfe for the three months ended March 31, 2007 as compared to $2.31 per Mcfe for the same period in the prior year. The decrease of $.09 per Mcfe was primarily due to the spin-off of our offshore Gulf of Mexico properties on March 2, 2006.

Interest Expense

        Interest expense in the first quarter of 2007 totaled $24.4 million compared to $15.2 million in the first quarter of 2006. The increase in interest expense during the period in 2007 as compared to the corresponding period in 2006 was due to increased average debt balances and higher average interest rates caused by the term loans issued by Forest's wholly-owned subsidiaries, Forest Alaska Operating LLC and Forest Alaska Holding LLC (together "Forest Alaska").

Realized and Unrealized Gains and Losses on Derivative Instruments

        In March 2006, Forest elected to discontinue cash flow hedge accounting for all of its derivative instruments. As a result, subsequent to March 2006, Forest has recognized mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity. In addition, cash settlement on derivative instruments are recorded as realized hedging gains and losses in other income and expense in the Condensed Consolidated

Statements of Operations rather than an adjustment to oil and gas revenues. This change in reporting has had no impact on Forest's reported cash flows, although results of operations have been affected by mark-to-market gains and losses, which fluctuate with volatile oil and gas prices. See Note 9 to the Condensed Consolidated Financial Statements.

        The table below sets forth realized and unrealized gains and losses on oil and natural gas derivatives recognized under "Other income and expense" in our Condensed Consolidated Statements of Operations for the periods indicated. During the first quarter ended March 31, 2007, Forest terminated two oil swaps covering 1,000 barrels per day in 2009 and 500 barrels per day in 2010 for total proceeds of $6.9 million. This amount has been included in realized gains and losses on derivative instruments during the quarter ended March 31, 2007.

	Three Months Ended March 31,
	2007			2006
	Oil Derivatives	Natural Gas Derivatives	Total	Oil Derivatives	Natural Gas Derivatives	Total
	(In Thousands)
Unrealized losses (gains)	$25,861	32,027	57,888	31,355	(7,241)	24,114
Realized (gains) losses	(17,077)	(8,057)	(25,134)	4,378	(463)	3,915

Current and Deferred Income Tax Expense

        Forest recorded income tax expense of $3.9 million in the three months ended March 31, 2007 as compared with $11.8 million in the same period of 2006. The reduction in income tax expense was primarily due to significant non-recurring tax adjustments made in 2006. Together, non-deductible costs and state income tax rate adjustments related to the spin-off of the offshore Gulf of Mexico operations added approximately $6.9 million to the income tax expense reflected in first three months of 2006. Other items causing the decrease in income tax expense relate to lower financial statement income and reduced statutory rates that are applicable in 2007 with respect to Canada and the state of Texas.

Discontinued Operations

        On March 1, 2004, Forest sold the assets and business operations of Producers Marketing, Ltd. ("ProMark") to Cinergy Canada, Inc. ("Cinergy") for $11.2 million CDN. As a result of the sale, ProMark's results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration payments over a period of five years through February 2009. During the three months ended March 31, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax) due under the agreement, which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations. No contingent payments are expected to be received in 2007.

Liquidity and Capital Resources

        In 2007, as in 2006, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions. Any remaining cash flow from operations will be available for acquisitions, in whole or in part, or other corporate purposes, including the repayment of indebtedness.

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines in 2007 would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of May 1, 2007, Forest has hedged approximately 44 Bcfe of its remaining 2007 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a large portion of our production through 2007. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below.

        Our $600 million revolving bank credit facilities, which we entered into in September 2004, provide another source of liquidity. These credit facilities, which mature in September 2009, are used to fund daily operating activities and acquisitions in the United States and Canada as needed. See "Bank Credit Facilities" below for details.

        The public capital markets have been our principal source of funds to finance large acquisitions. We have issued debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. In July 2004, we filed a shelf registration statement that allows Forest to issue equity and debt securities of up to $600 million, all of which is still available. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, and other risks as explained in Part 1, Item 1A—"Risk Factors" of our 2006 Annual Report on Form 10-K and Part II, Item 1A of this report.

        In connection with the pending acquisition of Houston Exploration, Forest may elect to access the debt capital markets to finance a portion of the cash component of the merger consideration and the related transactions or to refinance borrowings under its credit facilities. Also, in conjunction with the announcement of the pending acquisition of Houston Exploration, we announced our plans to sell our Alaska business unit and certain other non-core assets, which should provide another source of liquidity in 2007.

        In addition to the aforementioned transactions, we believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our operating, interest, and general and administrative expenses, our capital expenditure budget, and our short-term contractual obligations at current levels for the foreseeable future.

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

        Availability under the credit facilities is based either on certain financial covenants included in the credit facilities or on the loan value assigned to Forest's oil and gas properties. If Forest's corporate credit rating by Moody's is "Ba1" or higher and "BB+" or higher by S&P, availability under the credit facilities may, at Forest's election, be governed by certain financial covenants. Alternatively, if Forest's senior unsecured long-term debt credit rating is "Ba2" or lower by Moody's or "BB" or lower by S&P, availability under the credit facilities will be governed by a borrowing base ("Global Borrowing Base"). Currently, the amount available under the credit facilities is determined by the Global Borrowing Base. Effective September 29, 2006, the syndicate of banks approved a Global Borrowing Base of $900 million; however, Forest did not elect to change the Global Borrowing Base allocation and the U.S. allocated borrowing base was kept at $500 million and the Canadian allocated borrowing base was kept at $100 million.

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

        At March 31, 2007, there were outstanding borrowings of $55.0 million under the U.S. credit facility at a weighted average interest rate of 6.63%, and there were outstanding borrowings of $95.3 million under the Canadian credit facility at a weighted average interest rate of 5.65%. We also had used the credit facilities for approximately $3.3 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $446.4 million at March 31, 2007. At April 30, 2007, there were outstanding borrowings of $80.0 million under the U.S. credit facility at a weighted average interest rate of 6.63%, and there were outstanding borrowings of $87.1 million under the Canadian credit facility at a weighted average interest rate of 5.69%. We also had used the credit facilities for approximately $3.3 million in letters of credit, leaving an unused borrowing amount under the Global Borrowing Base of approximately $429.6 million.

        On January 5, 2007, Forest, J.P. Morgan Securities Inc., and JPMorgan Chase Bank, N.A. entered into a commitment letter and fee letter with respect to the financing of the merger with Houston Exploration and the related transactions and the refinancing of certain of Forest's existing debt. The commitment letter, as amended, provides for a commitment of an aggregate of up to $1.4 billion in financing under a five-year amended and restated revolving credit facility. Initially, we anticipate the commitments for the amended and restated U.S. and Canadian credit facilities will consist of a U.S. facility of up to $1.25 billion and a Canadian facility of up to $150 million. We expect the terms of the amended and restated credit facilities to be substantially similar to those of the existing credit facilities. We expect to finance the cash portion of the merger consideration, which is expected to be approximately $740 million in cash (based on the outstanding shares of Houston Exploration common stock on April 30, 2007 and subject to increase), through borrowings under these amended and restated credit facilities. Forest also expects to use these credit facilities to pay for related merger costs and expenses and for general corporate purposes following the merger. In addition, Forest intends to use the credit facilities, immediately after the merger occurs, to refinance borrowings incurred by Houston Exploration under its credit facility to fund the repurchase by Houston Exploration, immediately prior to the merger, of up to $175 million of its outstanding senior subordinated notes through a tender offer and consent solicitation, as requested by Forest. The commitment letter expires June 30, 2007 and is subject to customary closing conditions.

Term Loan Financing Agreements

        On December 8, 2006, Forest Alaska issued, on a non-recourse basis to Forest, term loan financing facilities in the aggregate principal amount of $375 million. The issuance was comprised of two term loan facilities, including a $250 million first lien credit agreement and a $125 million second lien credit agreement (together the "Credit Agreements"). The loan proceeds were used to fund a $350 million distribution to Forest, which Forest used to pay down its U.S. credit facility, and to provide Forest Alaska working capital for its operations and pay transaction fees and expenses. Interest on the loans are based on an adjusted LIBO rate ("LIBOR") (LIBOR plus 3.50% under the first lien credit agreement and LIBOR plus 6.50% under the second lien credit agreement) or on a rate based on the federal funds rate (federal funds rate plus 3.0% under the first lien credit agreement and federal funds rate plus 6.0% under the second lien credit agreement), at the election of Forest Alaska. The loans under the first lien agreement will become due on December 8, 2010 and the loans under the second lien agreement will become due on December 8, 2011. The Credit Agreements are secured by substantially all of Forest Alaska's assets.

        Partial repayments on the loans outstanding under the first lien agreement are due at the end of each calendar quarter, while the loans under the second lien agreement are scheduled for repayment on the maturity date. In addition, Forest Alaska is obligated to make mandatory prepayments annually using its excess cash flow and the proceeds associated with certain equity issuances, asset sales, and incurrence of additional indebtedness. Under certain circumstances involving a change in control involving Forest Alaska, the Credit Agreements also require Forest Alaska to offer to repurchase outstanding loans and purchase loans put to it by the lenders and, depending on the date of any such repurchase, the repurchase price may include a premium. Upon an event of default, a majority of the lenders under each of the Credit Agreements may request the agent to declare the loans immediately payable. Under certain circumstances involving insolvency, the loans will automatically become immediately due and payable.

        The Credit Agreements include terms and covenants that place limitations on certain types of activities that may be conducted by Forest Alaska. The terms include restrictions or requirements with respect to additional debt, liens, investments, hedging activities, acquisitions, dividends, mergers, sales of assets, transactions with affiliates, and capital expenditures. In addition, the Credit Agreements include financial covenants addressing limitations on present value to total debt and first lien debt, interest coverage and leverage ratios. In the event Forest Alaska should not meet the prescribed financial or non-financial covenants and enter into a default position, the creditor may take action to terminate the committed term loan facilities and declare amounts outstanding to be immediately due and payable in whole or in part including accrued interest.

        The Credit Agreements contain a covenant requiring that, for rolling time periods equal to four consecutive fiscal quarters, Forest Alaska may not have a "Leverage Ratio" greater than a defined amount. The Leverage Ratio is the ratio of (i) the total debt outstanding under the Credit Agreements at the end of the applicable four quarters to (ii) Forest Alaska's net income plus interest expense, depreciation, depletion expense, amortization expense, incomes taxes, exploration expense, and other non-cash charges and expenses, subject to certain adjustments (defined in the Credit Agreements as

"Consolidated EBITDAX"), for the applicable four quarters. In addition, the first lien credit agreement (but not the second lien credit agreement) contains a covenant requiring that, for the same rolling time periods, Forest Alaska may not have an "Interest Coverage Ratio" less than a defined amount. The Interest Coverage Ratio is the ratio of (i) Forest Alaska's Consolidated EBITDAX for the applicable four quarters to (ii) the total interest expense under the two credit agreements, subject to certain adjustments, for the same time period.

        In April 2006, based on a preliminary assessment of Forest Alaska's results of operations through March 31, 2007, Forest Alaska believed that it would likely fail to meet the Leverage Ratio and Interest Coverage Ratio requirements for the four-quarter period that ended on March 31, 2007. Unless waived by the lenders of more than 50 percent of the outstanding debt under the Forest Alaska Credit Agreements, a failure to meet the Leverage Ratio and the Interest Coverage ratio constitutes an event of default, entitling the lenders to declare the Credit Agreements terminated and demand immediate payment by Forest Alaska of all outstanding borrowings at par (approximately $374 million as of March 31, 2007), accrued interest, and unpaid accrued fees. On April 26, 2007, Forest Alaska entered into amendments to the first lien credit agreement and second lien credit agreement, which amended certain definitions in the Credit Agreements and added a new provision to Article VII of the first lien credit agreement. Forest Alaska believes that the amendments to the Credit Agreements will prevent any default with respect to the four quarters ended March 31, 2007.

Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Net cash provided by operating activities	$74,838	114,535
Net cash used by investing activities	(141,335)	(466,694)
Net cash provided by financing activities	51,103	351,629

        The decrease in net cash provided by operating activities in the three months ended March 31, 2007 compared to the same period of 2006 was due primarily to lower oil and gas revenues due to the spin-off of the offshore Gulf of Mexico operations. The decrease in cash used by investing activities in the three months ended March 31, 2007 was due primarily to the acquisition of oil and gas assets in the Cotton Valley trend in East Texas for approximately $255 million in the three months ended March 31, 2006, as well as lower capital expenditures for exploration and development in the three months ended March 31, 2007 as compared to the same period in 2006. Net cash provided by financing activities in the three months ended March 31, 2007 included net bank proceeds of $42.3 million and proceeds from the exercise of stock options of $1.0 million. Net cash provided by financing activities in the three months ended March 31, 2006 included net bank proceeds of $349.4 million, of which $176.1 million was drawn on a bank credit facility established by Mariner Energy Resources, Inc. in March 2006, immediately prior to the spin-off of the offshore Gulf of Mexico operations. This credit facility and associated liability was included in the spin-off of the offshore Gulf of Mexico operations. The 2006 period also included proceeds from the exercise of stock options of approximately $2.3 million.

Capital Expenditures

        Expenditures for property acquisition, exploration, and development were as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Property acquisition costs(1):
Proved properties	$—	233,886
Unproved properties	—	51,400

	—	285,286
Exploration costs:
Direct costs	40,043	74,145
Overhead capitalized	3,212	4,548

	43,255	78,693
Development costs:
Direct costs	107,179	103,902
Overhead capitalized	4,995	6,513

	112,174	110,415

Total capital expenditures for property acquisition, exploration, and development(1) (2)	$155,429	474,394

(1)
Total capital expenditures include both cash expenditures and accrued expenditures.

(2)
Does not include the effect of estimated discounted asset retirement obligations.

        For the three months ended March 31, 2007, expenditures for exploration and development activities totaled $155 million. Forest's anticipated expenditures for exploration and development in 2007 are estimated to range from $480 million to $520 million. Some of the factors impacting the level of capital expenditures in 2007 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations and business, are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2006 Annual Report on Form 10K.

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

        We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described in the Form 10-K under the caption "Risk Factors." The financial results of our foreign operations are also subject to currency exchange rate risks.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2007, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Second Quarter 2007	60	$7.88	$1,099	7,000	$70.03	$1,604
Third Quarter 2007	60	7.88	(1,162)	7,000	70.03	570
Fourth Quarter 2007	60	7.88	(5,680)	7,000	70.03	191
Calendar 2008	—	—	—	6,500	69.72	(783)
Calendar 2009	—	—	—	4,500	69.01	15
Calendar 2010	—	—	—	1,500	72.95	2,846

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. At March 31, 2007, there were three basis swaps in place covering 35.0 Bbtu per day in 2007 with a fair market value of $.1 million.

Collars

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2007, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Second Quarter 2007	35	$8.76/11.70	$3,769	4,000	$65.81/87.18	$666
Third Quarter 2007	35	8.76/11.70	3,327	4,000	65.81/87.18	971
Fourth Quarter 2007	35	8.76/11.70	2,142	4,000	65.81/87.18	1,050
Calendar 2008	10	7.75/9.57	(814)	—	—	—

Three-Way Collars

        Forest also enters into three-way collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of March 31, 2007, we had entered into the following three-way collars:

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value (In Thousands)
Calendar 2008	20	$6.00/8.00/10.00	$(1,667)

        The fair value of our commodity derivative instruments based on the futures prices quoted on March 31, 2007 was a net asset of approximately $8.2 million.

        In April 2007, the Company entered into an additional collar agreement. The table below sets forth the weighted average terms of the agreement.

	Costless Collar
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu
Calendar 2008	10	$8.00/10.50

Interest Rate Swaps

        In fulfillment of requirements required by the term loan agreements, Forest Alaska entered into two floating to fixed interest rate swaps. In March 2007, Forest Alaska entered into a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80%. At March 31, 2007, the fair value of Forest Alaska's interest rate derivative contract was an asset of $.1 million. In April 2007, Forest Alaska entered into a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%.

Fair Value Reconciliation

        The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the three months ended March 31, 2007, beginning with the fair value of our derivative contracts on December 31, 2006:

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2006	$66,119	—	66,119
Net (decrease) increase in fair value	(32,755)	52	(32,703)
Net contract gains recognized	(25,134)	—	(25,134)

As of March 31, 2007	$8,230	52	8,282

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at March 31, 2007:

	2007	2008	2009	2010	2011	2014	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	—	150,271	—	—	—	150,271	150,271
Average interest rate(1)	—	—	6.01%	—	—	—	6.01%
Term debt:
Variable rate	$1,875	2,500	2,500	242,500	125,000	—	374,375	375,635
Average interest rate(1)	8.82%	8.82%	8.82%	8.82%	11.82%	—	9.82%
Total variable rate debt:
Variable rate	$1,875	2,500	152,771	242,500	125,000	—	524,646	525,906
Average interest rate(1)	8.82%	8.82%	6.05%	8.82%	11.82%	—	8.73%
Long-term debt:
Fixed rate	$—	265,000	—	—	285,000	150,000	700,000	719,994
Coupon interest rate	—	8.00%	—	—	8.00%	7.75%	7.95%
Effective interest rate(2)	—	7.13%	—	—	7.71%	6.56%	7.24%

(1)
As of March 31, 2007.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended March 31, 2007 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2006 ("Annual Report"). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

Risk Factors Relating to Forest

Forest Alaska could default on its term loan agreements.

        Forest Alaska Operating LLC and Forest Alaska Holding LLC (together, "Forest Alaska") are wholly-owned subsidiaries of Forest. After their creation, Forest designated Forest Alaska as "unrestricted subsidiaries" under the terms of Forest's senior subordinated notes and Forest's bank credit facilities. During 2006, Forest transferred all of its producing oil and gas properties located in Alaska to Forest Alaska. In December 2006, Forest Alaska entered into a $250 million first lien credit agreement and a $125 million second lien credit agreement. As explicitly contemplated in the two credit agreements, the borrowings under the credit agreements were used in part to fund a $350 million dividend from Forest Alaska to their parent, Forest. Both credit agreements are secured by Forest Alaska's oil and gas properties and are non-recourse to Forest. The first lien credit agreement and the second lien credit agreement contain a covenant requiring that, for rolling time periods equal to four consecutive fiscal quarters, Forest Alaska may not have a "Leverage Ratio" greater than a defined amount. The Leverage Ratio is the ratio of (i) the total debt outstanding under the credit agreements at the end of the applicable four quarters to (ii) Forest Alaska's net income plus interest expense, depreciation, depletion expense, amortization expense, incomes taxes, exploration expense, and other non-cash charges and expenses, subject to certain adjustments (defined in the credit agreements as "Consolidated EBITDAX"), for the applicable four quarters. In addition, the first lien credit agreement (but not the second lien credit agreement) contains a covenant requiring that, for the same rolling time periods, Forest Alaska may not have an "Interest Coverage Ratio" less than a defined amount. The Interest Coverage Ratio is the ratio of (i) Forest Alaska's Consolidated EBITDAX for the applicable four quarters to (ii) the total interest expense under the two credit agreements, subject to certain adjustments, for the same time period.

        Based on its preliminary assessment of Forest Alaska's Consolidated EBITDAX in April 2007, Forest believed that Forest Alaska would fail to meet the Leverage Ratio and Interest Coverage Ratio requirements for the four-quarter period that ended on March 31, 2007. A failure to meet the Leverage Ratio and the Interest Coverage Ratio constitutes an event of default, entitling the lenders to declare the credit agreements terminated and demand immediate payment by Forest Alaska of all outstanding borrowings at par (approximately $374 million as of March 31, 2007), accrued interest and unpaid accrued fees. Forest Alaska subsequently negotiated amendments to its credit agreements that it believes will prevent any default with respect to the four quarters ended March 31, 2007. Forest Alaska also believes that the amendments provide it an enhanced ability to comply with the Leverage Ratio and Interest Coverage Ratio requirements in the future. However, there is no assurance that Forest Alaska will be able to meet the Leverage Ratio and Interest Coverage Ratio tests in future quarters, which means that future waivers or amendments to the credit agreements may have to be negotiated. Forest does not believe that a default by Forest Alaska under the two Forest Alaska credit agreements would have a material effect upon Forest's financial results. In addition, such a default by Forest Alaska would not constitute a cross-default under Forest's senior notes, bank credit facilities, or other material contracts. Any future default by Forest Alaska that was not resolved to the satisfaction of the lenders could have a negative impact on Forest's ability to raise funds in the capital markets in the future.

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

        In South Africa, we have an interest in offshore properties that have tested natural gas. While no proved reserves have been assigned to these properties as commercial sales contracts have not been established, and if we are unable to arrange for commercial use of these properties, we may not be able to recoup our investment and may not realize our anticipated financial and operating results from these properties. The South African national government has recently adopted legislation to revise the process pursuant to which it grants petroleum exploration and production licenses. Under the new regulations, we have applied to the government to convert one existing prospecting sublease into an exploration right. In addition, we have applied for a production right covering the geographic area of our other existing prospecting sublease. We cannot predict whether these applications will be granted or whether any granted rights will meet our economic or operational requirements, in which event we may choose to relinquish these leases and lose our investment, which totals approximately $50 million.

Additional Risk Factors Relating to Forest if the Merger with Houston Exploration is Consummated

Forest will have substantial debt after the effective time of the merger, which could have a material adverse effect on its financial health and limit its future operations.

        Forest will have a significant amount of debt after the effective time of the merger. As of December 31, 2006, on a pro forma basis to reflect the merger and Forest's borrowing under its credit facilities to finance the cash component of the merger consideration, Forest's total outstanding long-term debt would have been $2.18 billion.

        Forest's substantial debt could have important consequences. In particular, it could:

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

        Further, as described above in the risk factor entitled "Forest Alaska could default on its term loan agreements," Forest Alaska could default on its two term loan credit agreements. If that happens, Forest may face additional difficulties in raising needed funds in the capital markets.

Forest will be more vulnerable to a ceiling test writedown following the merger with Houston Exploration.

        As described above in the risk factor entitled, "Risk Factors Relating to the Merger—Houston Exploration could incur a ceiling test writedown prior to completion of the merger," Forest uses the full cost method of accounting and is subject to quarterly ceiling tests. After completion of the merger, Forest will add to net capitalized costs the estimated fair value of Houston Exploration's oil and gas properties. It will also add the estimated proved reserves associated with those properties. Forest expects that the net effect of these additions will be to reduce the difference between the ceiling limit and the net capitalized costs of its U.S. cost center. Based on Forest's current estimate of the fair value of Houston Exploration's oil and gas properties and the estimated discounted future net revenues associated with those properties at December 31, 2006, Forest estimates that, on a pro forma basis, the ceiling limit in excess of the net capitalized costs in its U.S. cost center would have been reduced by approximately $500 million had the pending merger with Houston Exploration occurred on that date. At December 31, 2006, Forest's ceiling limit exceeded its net capitalized costs in its U.S. cost center by approximately $535 million. The final impact of the merger on Forest's ceiling test will not be known until Forest completes its analysis of the relative fair values of Houston Exploration's net assets, including its oil and gas properties, as of the date of the merger's closing under the purchase method of accounting for business combinations. Based on its current assessment, and without regard to the potential results of future investments on the acquired properties, Forest believes that following the merger there is a greater risk of a ceiling test writedown of its U.S. full cost pool.

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
May 10, 2007
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

QuickLinks

FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2007
PART I—FINANCIAL INFORMATION
FOREST OIL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In Thousands, Except Share Data)
FOREST OIL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOREST OIL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
FOREST OIL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOREST OIL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited) (In Thousands)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited) (In Thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
PART II—OTHER INFORMATION
SIGNATURES
Exhibit Index