Form 10-Q
period 2007-06-30
FOREST OIL CORP
filed 2007-08-09
CIK 38079

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or
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

        As of July 31, 2007 there were 87,975,195 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In Thousands, Except Share Data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,730	33,164
Accounts receivable	171,907	125,446
Derivative instruments	32,950	53,205
Other current assets	82,444	49,185

Total current assets	303,031	261,000
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,457,641 and $2,265,018	4,538,760	2,486,153
Unproved	489,864	261,259

Net oil and gas properties	5,028,624	2,747,412
Other property and equipment, net of accumulated depreciation and amortization of $31,903 and $32,504	58,634	42,514

Net property and equipment	5,087,258	2,789,926
Derivative instruments	6,247	15,019
Goodwill	338,383	86,246
Other assets	64,338	36,881

	$5,799,257	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$355,089	224,933
Accrued interest	10,248	6,235
Derivative instruments	21,925	1,294
Current portion of long-term debt	269,610	2,500
Asset retirement obligations	6,232	2,694
Deferred income taxes	1,579	14,907
Other current liabilities	13,236	11,378

Total current liabilities	677,919	263,941
Long-term debt	1,903,646	1,204,709
Asset retirement obligations	102,265	61,408
Derivative instruments	18,525	811
Deferred income taxes	758,291	191,957
Other liabilities	54,173	32,240

Total liabilities	3,514,819	1,755,066
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 87,954,104 and 62,998,155 shares issued and outstanding	8,795	6,300
Capital surplus	1,952,409	1,215,660
Retained earnings	220,446	137,796
Accumulated other comprehensive income	102,788	74,250

Total shareholders' equity	2,284,438	1,434,006

	$5,799,257	3,189,072

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$140,757	94,753	238,054	221,806
Oil, condensate, and natural gas liquids	113,182	115,470	198,441	207,513

Total oil and gas sales	253,939	210,223	436,495	429,319
Marketing, processing, and other	730	1,630	783	3,980

Total revenue	254,669	211,853	437,278	433,299
Operating expenses:
Lease operating expenses	45,027	35,529	81,067	80,860
Production and property taxes	12,808	10,997	20,718	21,725
Transportation and processing costs	5,258	5,642	9,452	10,371
General and administrative (including stock-based compensation)	13,407	11,071	26,378	28,207
Depreciation and depletion	86,126	63,253	146,585	140,921
Accretion of asset retirement obligations	1,292	1,301	2,567	4,653
Impairments	—	2,078	—	2,078
Gain on sale of assets	—	—	(7,176)	—
Spin-off costs	—	—	—	5,416

Total operating expenses	163,918	129,871	279,591	294,231

Earnings from operations	90,751	81,982	157,687	139,068

Other income and expense:
Interest expense	29,103	17,340	53,456	32,491
Unrealized (gains) losses on derivative instruments, net	(34,813)	(14,378)	23,025	9,736
Realized (gains) losses on derivative instruments, net	(9,270)	13,698	(34,404)	17,613
Unrealized foreign currency exchange gains	(6,271)	—	(6,320)	—
Other expense (income), net	1,122	(110)	234	750

Total other income and expense	(20,129)	16,550	35,991	60,590

Earnings before income taxes and discontinued operations	110,880	65,432	121,696	78,478
Income tax expense:
Current	2,217	1,819	3,095	2,821
Deferred	31,864	6,565	34,911	17,360

Total income tax expense	34,081	8,384	38,006	20,181

Earnings from continuing operations	76,799	57,048	83,690	58,297
Income from discontinued operations, net of tax	—	—	—	2,422

Net earnings	$76,799	57,048	83,690	60,719

Basic earnings per common share:
Earnings from continuing operations	$1.11	.92	1.27	.94
Income from discontinued operations, net of tax	—	—	—	.04

Basic earnings per common share	$1.11	.92	1.27	.98

Diluted earnings per common share:
Earnings from continuing operations	$1.08	.90	1.24	.92
Income from discontinued operations, net of tax	—	—	—	.04

Diluted earnings per common share	$1.08	.90	1.24	.96

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2006	62,998	$6,300	1,215,660	137,796	74,250	1,434,006
Acquisition of Houston Exploration	23,990	2,399	724,013	—	—	726,412
Tax benefit of stock options exercised	—	—	27	—	—	27
Exercise of stock options	385	38	6,443	—	—	6,481
Employee stock purchase plan	15	1	574	—	—	575
Restricted stock issued, net of cancellations	566	57	(399)	—	—	(342)
Amortization of stock-based compensation	—	—	6,091	—	—	6,091
Adoption of FIN 48	—	—	—	(1,040)	—	(1,040)
Comprehensive earnings:
Net earnings	—	—	—	83,690	—	83,690
Increase in unfunded postretirement benefits, net of tax	—	—	—	—	(209)	(209)
Foreign currency translation	—	—	—	—	28,747	28,747

Total comprehensive earnings						112,228

Balances at June 30, 2007	87,954	$8,795	1,952,409	220,446	102,788	2,284,438

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Operating activities:
Net earnings	$83,690	60,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	146,585	140,921
Accretion of asset retirement obligations	2,567	4,653
Stock-based compensation	4,721	9,812
Impairments	—	2,078
Unrealized losses on derivative instruments, net	23,025	9,736
Amortization of deferred derivative losses	—	15,204
Gain on sale of assets	(7,176)	—
Deferred income tax expense	34,911	18,587
Other, net	(7,454)	46
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	32,757	(13,938)
Other current assets	726	(19,197)
Accounts payable	(20,503)	(19,232)
Accrued interest and other current liabilities	(178)	(12,237)

Net cash provided by operating activities	293,671	197,152
Investing activities:
Acquisition of Houston Exploration, net of cash acquired (Note 2)	(775,960)	—
Capital expenditures for property and equipment:
Exploration, development, and other acquisition costs	(331,983)	(610,151)
Other fixed assets	(15,539)	(5,330)
Proceeds from sales of assets	38,613	1,355
Other, net	—	(35)

Net cash used in investing activities	(1,084,869)	(614,161)
Financing activities:
Issuance of 7 1/4% senior notes, net of issuance costs	739,176	—
Proceeds from bank borrowings	963,734	961,943
Repayments of bank borrowings	(647,527)	(583,614)
Repayments of bank debt assumed in acquisition	(176,885)	—
Repayments of term loan	(111,250)	—
Proceeds from Spin-off (Note 2)	—	21,670
Proceeds from the exercise of options and from employee stock purchase plan	7,056	3,775
Other, net	(1,712)	11,528

Net cash provided by financing activities	772,592	415,302
Effect of exchange rate changes on cash	1,172	(68)

Net decrease in cash and cash equivalents	(17,434)	(1,775)
Cash and cash equivalents at beginning of period	33,164	7,231

Cash and cash equivalents at end of period	$15,730	5,456

Cash paid during the period for:
Interest	$52,575	38,087
Income taxes	1,278	4,618

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of The Houston Exploration Company ("Houston Exploration") in a cash and stock transaction totaling approximately $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The principal factors considered by management in making the acquisition included the mix of complementary high-quality assets in certain of the Company's existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. At the time the acquisition was announced on January 7, 2007, Forest estimated the Houston

Exploration net oil and gas reserves to be 655 Bcfe, of which 65% were classified as proved developed and the remaining amounts were classified as proved undeveloped. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of approximately $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The per share value of the Forest common shares issued was calculated as the average of Forest's closing share price for a five day period surrounding the announcement date of January 7, 2007. The cash component of the merger consideration was financed from a private placement of $750 million of senior notes due 2019 and borrowings under the Company's $1.0 billion second amended and restated credit facilities that were executed on June 6, 2007. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling approximately $177 million.

        The acquisition, which was accounted for using the purchase method of accounting, has been included in Forest's Condensed Consolidated Financial Statements since June 6, 2007, the date the acquisition closed. The following table represents the preliminary allocation of the total purchase price of Houston Exploration to the acquired assets and liabilities of Houston Exploration. The allocation represents the estimated fair values assigned to each of the assets acquired and liabilities assumed. The purchase price allocation is preliminary, subject to finalized fair value appraisals and completed evaluations of proved and unproved oil and gas properties, deferred income taxes, contractual arrangements and legal and environmental matters. These and other estimates are subject to change as additional information becomes available and is assessed by Forest.

(In Thousands)
Fair value of Houston Exploration's net assets:
Net working capital, including cash of $3.5 million	$(51,586)
Proved oil and gas properties	1,840,073
Unproved oil and gas properties	251,000
Goodwill	250,743
Other assets	14,537
Derivative instruments	(45,170)
Long-term debt	(182,532)
Asset retirement obligations	(40,073)
Deferred income taxes	(510,313)
Other liabilities	(20,775)

Total fair value of net assets	$1,505,904

Consideration paid for Houston Exploration's net assets:
Forest common stock issued	$726,412
Cash consideration paid	749,694

Aggregate purchase consideration paid to Houston Exploration stockholders	1,476,106
Plus:
Cash settlement for Houston Exploration stock options	20,874
Direct merger costs incurred	8,924

Total consideration paid	$1,505,904

        Goodwill of $250.7 million has been recognized to the extent that the consideration paid exceeded the fair value of the net assets acquired and has been assigned to the U.S. reporting unit. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. Included in the working capital assumed at the acquisition date is a severance accrual of $28.9 million for costs to involuntarily terminate employees of Houston Exploration. Management determined it would be necessary to eliminate certain overlapping positions to achieve cost savings through administrative and operational synergies. Management is still finalizing its business integration plans as a result of the acquisition and, accordingly, the severance accrual will be finalized once these plans are complete. As of June 30, 2007, $5.1 million had been paid against this accrual, leaving a balance of $23.8 million.

        The following summary pro forma combined statement of operations data of Forest for the three and six month periods ended June 30, 2007 and 2006 has been prepared to give effect to the merger as if the merger had occurred on January 1, 2007 and 2006, respectively. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2007 and 2006 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors. The pro forma financial information also gives pro forma effect to Forest's spin-off of its offshore Gulf of Mexico operations completed in March 2006 and Houston Exploration's sale of substantially all of its offshore Gulf of Mexico operations completed in June 2006, as though each disposition occurred on January 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Revenues	$354,429	324,251	658,235	607,666
Earnings from continuing operations	87,908	52,217	95,975	62,329
Net eanings	87,908	52,217	95,975	64,751
Basic earnings per common share:
From continuing operations	$1.01	.61	1.11	.72
Basic earnings per common share	1.01	.61	1.11	.75
Diluted earnings per common share:
Fom continuing operations	$1.00	.60	1.09	.71
Diluted earnings per common share	1.00	.60	1.09	.74

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

Divestitures

Pending Sale of Alaska Assets

        On May 29, 2007, Forest announced the execution of definitive agreements to sell substantially all of its Alaska assets to Pacific Energy Resources Ltd. ("Pacific"). On July 31, 2007, the parties entered into amendments to the definitive agreements modifying certain provisions contained in each of the agreements, including among others the consideration terms. The total consideration to be received for the sale of the Alaska assets will include $400 million in cash, 10 million restricted shares of Pacific common stock, and a $60.75 million zero coupon Senior Subordinated Note from Pacific due 2014. The $400 million in cash will be adjusted downward by $380.0 million (equal to the outstanding balance and prepayment premium under Forest Alaska Operating LLC's term loan facilities at January 1, 2007) and adjusted upward by $111.1 million (equal to the prepayment of $110.0 million and prepayment premium of $1.1 million that was made under those term loans on June 29, 2007). Pacific will be obligated at closing to pay down the remaining balance under the Forest Alaska term loans of approximately $268 million (which includes a prepayment premium of approximately $4 million). The amendment extends the closing date to August 24, 2007 and also provides for a deposit of 5 million shares of Pacific common stock in addition to the $5.2 million cash deposit already received and substantially reduces the circumstances under which closing would not occur.

Spin-off and Merger of Offshore Gulf of Mexico Operations

        On March 2, 2006, Forest completed the spin-off of its offshore Gulf of Mexico operations by means of a special dividend, which consisted of a pro rata spin-off (the "Spin-off") of all outstanding shares of Forest Energy Resources, Inc. (hereinafter known as Mariner Energy Resources, Inc. or "MERI"), a total of approximately 50.6 million shares of common stock, to holders of record of Forest common stock as of the close of business on February 21, 2006. Immediately following the Spin-off, MERI was merged with a subsidiary of Mariner Energy, Inc. ("Mariner") (the "Merger"). Mariner's common stock commenced trading on the New York Stock Exchange on March 3, 2006.

        The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, MERI paid Forest approximately $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by MERI immediately prior to the Spin-off. This credit facility and associated liability were included in the Spin-off. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. In accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest paid MERI approximately $5.8 million. Additional adjustments to the cash amount may occur pending the resolution of certain matters which have been submitted to binding arbitration.

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

        The following table presents the revenues and direct operating expenses of the offshore Gulf of Mexico operations reported in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2006.

Six Months Ended June 30, 2006
(In Thousands)
Oil and gas revenues	$46,289
Oil and gas production expense:
Lease operating expenses	18,296
Transportation and processing costs	344
Production and property taxes	151

Oil and gas revenues in excess of direct operating expenses	$27,498

Sale of ProMark—Discontinued Operations

        On March 1, 2004, the Company sold the assets and business operations of Producers Marketing, Ltd. ("ProMark") to Cinergy Canada, Inc. ("Cinergy") for $11.2 million CDN. As a result of the sale, ProMark's results of operations were reported as discontinued operations in the historical financial statements. Under the terms of the purchase and sale agreement, Forest may receive additional contingent consideration over a period of five years through February 2009. During the six months ended June 30, 2006, Forest recognized an additional $3.6 million contingent payment ($2.4 million net of tax), which has been reflected as income from discontinued operations in the Condensed Consolidated Statements of Operations. No contingent payments will be received during 2007.

Other Divestitures

        During the six months ended June 30, 2007, Forest sold properties, including oil and gas properties with estimated proved reserves of approximately 14 Bcfe, for total proceeds of approximately $39 million, including overriding royalty interests in Australia for net proceeds of approximately $7.2 million that resulted in a gain on the sale of approximately $7.2 million ($4.5 million net of tax). In addition, in August 2007, the Company entered into a sale-leaseback transaction whereby the Company sold its drilling rigs for cash proceeds of approximately $62.6 million and simultaneously entered into an operating lease with the buyer which provides for monthly rental payments of approximately $.8 million for a term of seven years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$76,799	57,048	83,690	58,297
Income from discontinued operations, net of tax	—	—	—	2,422

Net earnings	$76,799	57,048	83,690	60,719

Weighted average common shares outstanding during the period	69,247	62,195	65,839	62,155
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,580	1,294	1,444	1,184

Weighted average common shares outstanding, including the effects of dilutive securities	70,827	63,489	67,283	63,339

Basic earnings per share:
From continuing operations	$1.11	.92	1.27	.94
From discontinued operations	—	—	—	.04

Basic earnings per share	$1.11	.92	1.27	.98

Diluted earnings per share:
From continuing operations	$1.08	.90	1.24	.92
From discontinued operations	—	—	—	.04

Diluted earnings per share	$1.08	.90	1.24	.96

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in Forest's other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations, changes in the unfunded postretirement benefits, and unrealized gains (losses) related to the changes in the fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Net earnings	$76,799	57,048	83,690	60,719
Other comprehensive income (loss):
Foreign currency translation gains	25,921	15,188	28,747	13,258
Unfunded postretirement benefits, net of tax	(105)	—	(209)	83
Unrealized gain on derivative instruments, net of tax	—	1,030	—	78,104

Total comprehensive earnings	$102,615	73,266	112,228	152,164

(4) STOCK-BASED COMPENSATION

      The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2007 and 2006 under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123(R)").

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended June 30, 2007:
Total stock-based compensation costs	$1,749	1,831	568	4,148
Less: stock-based compensation costs capitalized	(329)	(600)	(366)	(1,295)

Stock-based compensation costs expensed	$1,420	1,231	202	2,853

Six months ended June 30, 2007:
Total stock-based compensation costs	$2,682	3,264	792	6,738
Less: stock-based compensation costs capitalized	(638)	(1,020)	(504)	(2,162)

Stock-based compensation costs expensed	$2,044	2,244	288	4,576

Unamortized stock-based compensation costs as of June 30, 2007	$4,110	29,687	5,589 (2)	39,386
Weighted average amortization period remaining	2.4 years	2.2 years	2.3 years	2.2 years
Three months ended June 30, 2006:
Total stock-based compensation costs	$1,896	1,275	107	3,278
Less: stock-based compensation costs capitalized	(279)	(505)	(61)	(845)

Stock-based compensation costs expensed	$1,617	770	46	2,433

Six months ended June 30, 2006:
Total stock-based compensation costs	$3,022	11,522	1,520	16,064
Less: stock-based compensation costs capitalized	(710)	(4,286)	(848)	(5,844)

Stock-based compensation costs expensed	$2,312	7,236	672	10,220

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million of compensation cost was recognized for each of the three and six months ended June 30, 2007 and 2006 under the provisions of SFAS 123(R).

(2)
Based on the closing price of the Company's common stock on June 30, 2007.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the six months ended June 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2007	3,328,279	$18.80	$46,279	2,338,751
Granted at fair value(2)	651,655	42.10
Exercised	(385,147)	17.20	7,930
Cancelled	(113,576)	35.51

Outstanding at June 30, 2007	3,481,211	22.79	68,542	2,270,736

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

(2)
During the second quarter, the Company granted 651,655 stock options, which includes 616,655 options granted to Houston Exploration employees pursuant to the Merger Agreement after closing of the acquisition on June 6, 2007. The value of these options will be amortized as compensation costs over the four year vesting period from the date of grant.

        The fair value of stock options granted during the second quarter of 2007 was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used to compute the fair market value of stock options granted:

Expected life of options	5.3 years
Risk free interest rates	5.10%
Estimated volatility	32%
Dividend yield	0.0%
Weighted average fair market value of options granted during the period	$15.89

        The expected life of the options is based, in part, on historical exercise patterns of the holders of options with similar terms, with consideration given to how historical patterns may differ from future exercise patterns based on current or expected market conditions and employee turnover. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company's stock for a term consistent with the expected life of the options.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the six months ended June 30, 2007.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	627,450	$43.15	77,950	$44.32
Awarded	608,450	41.39	89,000	41.00
Vested	(24,850)	29.14	—	—
Forfeited	(33,200)	41.58	(800)	46.07

Unvested at June 30, 2007	1,177,850	42.58	166,150	42.53

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

(5) DEBT

        Components of debt are as follows:

	June 30, 2007				December 31, 2006
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$350,000	—	—	350,000	23,000	—	—	23,000
Canadian Credit Facility	81,658	—	—	81,658	84,094	—	—	84,094
Term Loan Agreements(1)	263,750	—	—	263,750	375,000	—	—	375,000
8% Senior Notes due 2008	265,000	(98)	2,208	267,110	265,000	(146)	3,346	268,200
8% Senior Notes due 2011	285,000	5,813	3,737	294,550	285,000	6,458	4,152	295,610
7% Senior Subordinated Notes due 2013(2)	5,822	(175)	—	5,647	—	—	—	—
7 3/4% Senior Notes due 2014	150,000	(1,631)	12,172	160,541	150,000	(1,751)	13,056	161,305
7 1/4% Senior Notes due 2019(2)	750,000	—	—	750,000	—	—	—	—

Total debt	2,151,230	3,909	18,117	2,173,256	1,182,094	4,561	20,554	1,207,209
Less: current portion of long-term debt	267,500	(98)	2,208	269,610	2,500	—	—	2,500

Long-term debt	$1,883,730	4,007	15,909	1,903,646	1,179,594	4,561	20,554	1,204,709

(1)
During the six months ended June 30, 2007, Forest paid down the principal amount of the first lien term loan agreement by two scheduled principal payments totaling $1.3 million as well as a discretionary prepayment totaling $110 million.

(2)
In connection with the acquisition of Houston Exploration, Forest assumed approximately $5.8 million of 7% Senior Subordinated Notes due 2013 and issued $750 million of 7 1/4% Senior Notes due 2019 for net proceeds of approximately $739.2 million after deducting initial purchasers' discounts.

(3)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

Credit Facilities

        On June 6, 2007, Forest entered into amended and restated credit facilities totaling $1.0 billion. The amended and restated facilities consist of an $850 million U.S. credit facility (the "U.S. Facility") through a syndicate of banks led by JPMorgan Chase Bank, N.A. and a $150 million Canadian credit facility (the "Canadian Facility", and together with the U.S. Facility, the "Credit Facilities") through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities mature in June 2012. Subject to the agreement of Forest and the applicable lenders, the size of the Credit Facilities may be increased by $800 million in the aggregate.

        Forest's availability under the Credit Facilities will be governed by a borrowing base ("Global Borrowing Base") which currently is set at $1.4 billion, with $1.25 billion allocated to the U.S. credit facility and $150 million allocated to the Canadian credit facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and include financial covenants. Interest rates and collateral requirements under the Credit Facilities will vary based on Forest's credit ratings and financial condition, as governed by certain financial tests.

        Under certain conditions, amounts outstanding under the Credit Facilities may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. Subject to notice and cure periods in certain cases, other events of default under either of the Credit Facilities will result in acceleration of the indebtedness under the facilities at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facilities (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Facility.

        The Credit Facilities are collateralized by Forest's assets. Forest is required to mortgage, and grant a security interest in, 75% of the present value of the proved oil and gas properties and related assets of Forest and its subsidiaries. If Forest's corporate credit ratings by Moody's and S&P meet pre-established levels, the security requirements would cease to apply and at Forest's request the banks would release their liens and security interest on Forest's properties.

        From time to time, Forest and the syndication agents, documentation agents, global administrative agent and the other lenders party to the Credit Facilities, engage in other transactions, including securities offerings where such parties or their affiliates, may serve as an underwriter or initial purchaser of Forest's securities and, or serve as counterparties to Forest's hedging arrangements.

Term Loan Agreements

        On December 8, 2006, Forest, through its wholly-owned subsidiaries Forest Alaska Operating LLC and Forest Alaska Holding LLC (together "Forest Alaska"), issued, on a non-recourse basis to Forest, term loan financing facilities in the aggregate principal amount of $375 million. The issuance was comprised of two term loan facilities, including a $250 million first lien credit agreement and a $125 million second lien credit agreement (together the "Credit Agreements"). The loan proceeds were used to fund a $350 million distribution to Forest, which Forest used to pay down its U.S. credit facility, and to provide Forest Alaska working capital for its operations and pay transaction fees and expenses. Interest on the loans is based on an adjusted LIBO rate ("LIBOR") (LIBOR plus 3.50% under the first lien credit agreement and LIBOR plus 6.50% under the second lien credit agreement) or on a rate based on the federal funds rate (federal funds rate plus 3.0% under the first lien credit agreement and federal funds rate plus 6.0% under the second lien credit agreement), at the election of Forest Alaska. The loans under the first lien agreement will become due on December 8, 2010 and the loans under the second lien agreement will become due on December 8, 2011. The Credit Agreements are secured by substantially all of Forest Alaska's assets.

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

        The Credit Agreements contain a covenant requiring that, for rolling time periods equal to four consecutive fiscal quarters, Forest Alaska may not have a "Leverage Ratio" greater than a defined amount. The Leverage Ratio is the ratio of (i) the total debt outstanding under the Credit Agreements at the end of the applicable four quarters to (ii) Forest Alaska's net income plus interest expense, depreciation, depletion expense, amortization expense, income taxes, exploration expense, and other non-cash charges and expenses, subject to certain adjustments (defined in the Credit Agreements as "Consolidated EBITDAX"), for the applicable four quarters. In addition, the first lien credit agreement (but not the second lien credit agreement) contains a covenant requiring that, for the same rolling time periods, Forest Alaska may not have an "Interest Coverage Ratio" less than a defined amount. The Interest Coverage Ratio is the ratio of (i) Forest Alaska's Consolidated EBITDAX for the applicable four quarters to (ii) the total interest expense under the two credit agreements, subject to certain adjustments, for the same time period.

        On April 26, 2007, Forest Alaska entered into amendments to the first lien credit agreement and second lien credit agreement, which amended certain definitions within each. During the six months ended June 30, 2007, Forest Alaska made scheduled principal payments of $1.3 million under the first lien facility. In addition, Forest made a capital contribution to Forest Alaska of $111.1 million using borrowings under Forest's U.S. Credit Facility, which Forest Alaska used to make an additional prepayment under the first lien facility of $110.0 million plus a prepayment premium of $1.1 million.

7 1/4% Senior Notes Due 2019

        On June 6, 2007 Forest issued $750 million of 7 1/4% senior notes due in 2019 ("the 7 1/4% Notes") at par for net proceeds of approximately $739.2 million, after deducting initial purchaser discounts, which were used to fund a portion of the cash merger consideration for Forest's acquisition of Houston Exploration. The 7 1/4% Notes were issued under an indenture (the "Indenture") dated as of June 6, 2007 among Forest, Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest ("Forest Permian"), as subsidiary guarantor, and U.S. Bank National Association, as trustee. The 7 1/4% Notes are jointly and severally guaranteed by Forest Permian on an unsecured basis. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2007. The 7 1/4% Notes will mature on June 15, 2019.

        Forest may redeem up to 35% of the 7 1/4% Notes at any time prior to June 15, 2010, on one or more occasions, with the proceeds from certain equity offerings at a redemption price equal to 107.25% of the principal amount, plus accrued but unpaid interest. Forest may redeem the 7 1/4% Notes at any time beginning on or after June 15, 2012 at the prices set forth below, expressed as percentages of the principal amount redeemed, plus accrued but unpaid interest:

2012	103.6%
2013	102.4%
2014	101.2%
2015 and thereafter	100.0%

        Forest may also redeem the 7 1/4% Notes, in whole or in part, at a price equal to the principal amount plus a "make whole" premium, at any time prior to June 15, 2012, using a discount rate of the Treasury rate plus 0.50%, plus accrued but unpaid interest.

        Forest and its restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 7 1/4% Notes. The Indenture limits the ability of Forest and each of its restricted subsidiaries to, among other things: incur additional indebtedness, create certain liens, make certain types of "restricted payments", make investments, sell assets, enter into agreements that restrict dividends or other payments from its subsidiaries to itself, consolidate, merge or transfer all or substantially all of its assets, engage in transactions with affiliates, and pay dividends or make other distributions on capital stock or subordinated indebtedness.

7% Senior Subordinated Notes Due 2013

        In connection with the acquisition of Houston Exploration, Forest assumed $5.8 million of 7% senior subordinated notes due in 2013 ("the 7% Notes") originally issued by Houston Exploration in June 2003. The 7% Notes can be redeemed at the option of Forest, in whole or in part, at any time after June 15, 2008 at a price equal to 100% of the principal amount plus accrued but unpaid interest, if any, plus a specified premium that decreases yearly from 3.5% in 2008 to 0% in 2011 and thereafter. The 7% Notes are general unsecured obligations of Forest and rank subordinate in right of payment to all existing senior debt and will rank senior or equal in right to all of our existing and future subordinated debt. Interest is payable on June 15 and December 15 of each year.

(6) PROPERTY AND EQUIPMENT

        Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Forest capitalized $8.9 million and $6.4 million of general and administrative costs (including stock-based compensation) during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, Forest capitalized $17.1 million and $17.4 million, respectively, of general and administrative costs (including stock-based compensation). Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. Forest capitalized interest expense attributed to unproved properties of $1.4 million and $1.3 million during the three month periods ending June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Company capitalized approximately $2.2 million and $2.0 million, respectively, of interest expense attributed to unproved properties.

        Investments in unproved properties, including related capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. During the second quarter of 2006, the Company recorded an impairment of $2.1 million related to certain properties located in Gabon. The Gabon impairment was related to historical costs impaired to reflect a drilled dry hole.

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. There were no ceiling test impairments of oil and gas properties in 2007 or 2006, although the Company's ceiling test in each of its cost centers could be adversely impacted by declines in commodity prices.

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

(7) ASSET RETIREMENT OBLIGATIONS

        Forest records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Forest's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for Forest's asset retirement obligations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Asset retirement obligations at beginning of period	$64,102	211,554
Accretion expense	2,567	4,653
Liabilities incurred	1,256	488
Liabilities assumed	40,073	1,009
Liabilities included in the Spin-off	—	(150,182)
Liabilities settled	(818)	(5,604)
Revisions of estimated liabilities	(28)	340
Impact of foreign currency exchange rate	1,345	506

Asset retirement obligations at end of period	108,497	62,764
Less: current asset retirement obligations	6,232	1,741

Long-term asset retirement obligations	$102,265	61,023

(8) EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three and six months ended June 30, 2007 and 2006:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In Thousands)
Service cost	$57	—	102	137	57	—	205	306
Interest cost	581	548	94	101	1,134	1,096	188	219
Curtailment gain(1)	—	—	—	—	—	—	—	(1,851)
Expected return on plan assets	(640)	(607)	—	—	(1,281)	(1,215)	—	—
Amortization of prior service cost	26	—	—	—	26	—	—	—
Recognized actuarial loss (gain)	195	228	(21)	—	390	455	(43)	—

Total net periodic expense	$219	169	175	238	326	336	350	(1,326)

(1)
Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for six months ended June 30, 2006.

        Forest assumed a postretirement benefit obligation of approximately $5 million related to Houston Exploration's Supplemental Executive Retirement Plans ("SERPs") in the acquisition completed June 6, 2007. The SERPs are unfunded, non-tax qualified defined benefit pension plans, which provided retirement benefits to certain management level and other highly compensated employees. Participants in the SERPs are entitled to a monthly retirement benefit for life. As defined in the SERPs, all benefits under the plans become fully vested upon a change of control whether or not a participant's employment is terminated. The benefit payable is to be paid as a lump sum in the event of a change of control and the participant's employment is terminated without cause or if the participant resigns for good reason within two years following a change of control.

(9) DERIVATIVE INSTRUMENTS

        Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, various circumstances can cause commodity hedges to not qualify for cash flow hedge accounting either at the inception of the hedge or during the term of the hedge. When the criteria for cash flow hedge accounting are not met or when cash flow hedging is not elected, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Condensed Consolidated Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Condensed Consolidated Statements of Operations. In contrast, cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. In March 2006, Forest elected to discontinue cash flow hedge accounting prospectively for all of its commodity derivative instruments. Accordingly, subsequent to March 2006, Forest has recognized all mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity.

        The table below summarizes the realized and unrealized losses (gains) Forest incurred related to its oil and gas derivative instruments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$—	1,677	—	38,357
Realized (gains) losses on derivatives not designated as cash flow hedges(2)	(9,140)	13,698	(34,273)	17,613
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	—	—	—	(5,573)
Unrealized (gains) losses on derivatives not designated as cash flow hedges(2)	(33,074)	(14,378)	24,814	15,309

Total realized and unrealized (gains) losses recorded	$(42,214)	997	(9,459)	65,706

(1)
Included in oil and gas sales in the Condensed Consolidated Statements of Operations. Realized gains or losses on derivatives that had previously been designated as cash flow hedges at the time the Company elected to discontinue hedge accounting were required to be included as part of oil and gas sales.

(2)
Included in other income and expense in the Condensed Consolidated Statements of Operations.

        The tables below set forth Forest's outstanding commodity swaps and collars as of June 30, 2007:

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Third Quarter 2007	60	$7.88	7,000	$70.03
Fourth Quarter 2007	60	7.88	7,000	70.03
Calendar 2008	10	9.10	6,500	69.72
Calendar 2009	—	—	4,500	69.01
Calendar 2010	—	—	1,500	72.95
	Costless Collars(1)
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Third Quarter 2007	145	$7.42/9.27	4,000	$65.81/87.18
Fourth Quarter 2007	145	7.42/9.27	4,000	65.81/87.18
January – February 2008	130	7.39/8.89	—	—
March – December 2008	70	7.23/8.85	—	—

(1)
Included in Forest's outstanding natural gas costless collars at June 30, 2007 are natural gas costless collars assumed in the Houston Exploration acquisition with a fair value of $(17.2) million. At June 30, 2007, these costless collars had weighted average hedged floor and ceiling prices per MMBtu of $7.00/8.49 for 110 Bbtu per day for both the third and fourth quarters of 2007, $7.20/8.51 for 100 Bbtu per day for January – February 2008, and $5.00/5.72 for 20 Bbtu per day for March – December 2008.

	Three-Way Costless Collar
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
Calendar 2008	20	$6.00/8.00/10.00

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of June 30, 2007:

Basis Swaps(1)
Bbtu per Day
Third Quarter 2007	115
Fourth Quarter 2007	115
January – February 2008	80
March – December 2008	70

(1)
Included in Forest's outstanding basis swaps at June 30, 2007 are basis swaps assumed in the Houston Exploration acquisition with a fair value of $.8 million. At June 30, 2007, these basis swaps are for 80 Bbtu per day for each of the following periods: third quarter 2007, fourth quarter 2007, and January – February 2008.

        At June 30, 2007, the fair values of Forest's commodity derivative contracts are presented on the Condensed Consolidated Balance Sheet as liabilities of $40.5 million (of which $21.9 million was classified as current) and assets of $37.4 million (of which $32.3 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        In July 2007, the Company entered into an additional basis swap agreement covering 10 Bbtu per day for the period March 1, 2008 through December 31, 2008.

Interest Rate Swaps

        The Company also may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. Unrealized gains, losses, or any settlements are recorded in other income and expense in the Condensed Consolidated Statement of Operations. Pursuant to the requirements under Forest Alaska's Credit Agreements, Forest Alaska entered into two floating to fixed interest rate swaps. In March 2007, Forest Alaska entered into a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80%. In April 2007, Forest Alaska entered into a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%. At June 30, 2007, the fair value of the Forest Alaska interest rate swaps was an asset of $1.8 million (of which $.7 million was classified as current). For the three and six months ended June 30, 2007, the Company recorded unrealized gains related to the interest rate swaps of $1.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2007, the Company recorded realized gains of $.1 million related to the interest rate swaps.

(10) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Forest conducts operations in one industry segment, that being the oil and gas exploration and production industry, and has three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities are not significant and therefore are not reported as a separate segment, but are included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements. Effective in the third quarter of 2006, Forest decreased the number of reportable segments from five to three to correspond to the same number of cost centers under the full cost accounting rules. Segment information previously reported has been modified to conform to the current presentation.

	Oil and Gas Operations
	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	U.S.	Canada	International	Total Company	U.S.	Canada	International	Total Company
	(In Thousands)
Revenue	$201,953	51,986	—	253,939	339,377	97,118	—	436,495
Expenses:
Lease operating expenses	36,811	8,216	—	45,027	65,446	15,621	—	81,067
Production and property taxes	12,063	745	—	12,808	19,283	1,435	—	20,718
Transportation and processing costs	2,398	2,860	—	5,258	4,111	5,341	—	9,452
Depletion	63,008	22,056	—	85,064	104,240	40,487	—	144,727
Accretion of asset retirement obligations	1,026	254	12	1,292	2,028	515	24	2,567

Earnings (loss) from operations	$86,647	17,855	(12)	104,490	144,269	33,719	(24)	177,964

Capital expenditures	$2,182,144	24,470	2,201	2,208,815	2,280,682	80,732	2,830	2,364,244

Goodwill	$322,119	16,264	—	338,383	322,119	16,264	—	338,383

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(In Thousands)
Earnings from operations for reportable segments	$104,490	177,964
Marketing, processing, and other	730	783
General and administrative expense (including stock-based compensation)	(13,407)	(26,378)
Administrative asset depreciation	(1,062)	(1,858)
Interest expense	(29,103)	(53,456)
Unrealized gains (losses) on derivative instruments, net	34,813	(23,025)
Realized gains on derivative instruments, net	9,270	34,404
Unrealized foreign currency exchange gains	6,271	6,320
Gain on sale of assets	—	7,176
Other expense, net	(1,122)	(234)

Earnings before income taxes and discontinued operations	$110,880	121,696

	Oil and Gas Operations
	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$166,145	44,078	—	210,223	340,735	88,584	—	429,319
Expenses:
Lease operating expenses	28,164	7,365	—	35,529	67,183	13,677	—	80,860
Production and property taxes	10,256	741	—	10,997	20,272	1,453	—	21,725
Transportation and processing costs	3,428	2,214	—	5,642	6,284	4,087	—	10,371
Depletion	42,849	19,548	—	62,397	100,766	38,487	—	139,253
Accretion of asset retirement obligations	1,026	264	11	1,301	4,118	513	22	4,653
Impairments	—	—	2,078	2,078	—	—	2,078	2,078

Earnings (loss) from operations	$80,422	13,946	(2,089)	92,279	142,112	30,367	(2,100)	170,379

Capital expenditures	$109,005	25,128	4,689	138,822	532,838	74,815	5,563	613,216

Goodwill	$71,376	16,349	—	87,725	71,376	16,349	—	87,725

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In Thousands)
Earnings from operations for reportable segments	$92,279	170,379
Marketing, processing, and other	1,630	3,980
General and administrative expense (including stock-based compensation)	(11,071)	(28,207)
Administrative asset depreciation	(856)	(1,668)
Spin-off costs	—	(5,416)
Interest expense	(17,340)	(32,491)
Unrealized gains (losses) on derivative instruments, net	14,378	(9,736)
Realized losses on derivative instruments, net	(13,698)	(17,613)
Other income (expense), net	110	(750)

Earnings before income taxes and discontinued operations	$65,432	78,478

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        Each of the Company's 8% Senior Notes due 2008, 8% Senior Notes due 2011, 7 3/4% Senior Notes due 2014, and 7 1/4% Senior Notes due 2019 are fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Guarantor Subsidiary"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2007					December 31, 2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,241	26	14,463	—	15,730	771	126	32,267	—	33,164
Accounts receivable	93,482	8,469	75,011	(5,055)	171,907	48,010	9,428	69,709	(1,701)	125,446
Other current assets	87,428	2,909	25,057	—	115,394	82,227	2,380	17,783	—	102,390

Total current assets	182,151	11,404	114,531	(5,055)	303,031	131,008	11,934	119,759	(1,701)	261,000
Property and equipment, at cost	5,053,288	225,531	2,297,983	—	7,576,802	2,819,163	236,143	2,032,142	—	5,087,448
Less accumulated depreciation, depletion and amortization	1,666,753	72,450	750,341	—	2,489,544	1,605,072	63,624	628,826	—	2,297,522

Net property and equipment	3,386,535	153,081	1,547,642	—	5,087,258	1,214,091	172,519	1,403,316	—	2,789,926
Investment in subsidiaries	791,875	—	—	(791,875)	—	648,250	—	—	(648,250)	—
Note receivable from subsidiary	103,307	—	—	(103,307)	—	59,497	—	—	(59,497)	—
Goodwill	299,159	—	39,224	—	338,383	48,417	—	37,829	—	86,246
Due from (to) parent and subsidiaries	237,806	18,911	(256,717)	—	—	236,075	(16,276)	(219,799)	—	—
Other assets	60,064	1	10,520	—	70,585	43,256	1	8,643	—	51,900

	$5,060,897	183,397	1,455,200	(900,237)	5,799,257	2,380,594	168,178	1,349,748	(709,448)	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$294,785	10,905	54,454	(5,055)	355,089	147,397	8,394	70,843	(1,701)	224,933
Current portion of long-term debt	267,110	—	2,500	—	269,610	—	—	2,500	—	2,500
Other current liabilities	43,653	1,059	8,508	—	53,220	33,978	(2,111)	4,641	—	36,508

Total current liabilities	605,548	11,964	65,462	(5,055)	677,919	181,375	6,283	77,984	(1,701)	263,941
Long-term debt	1,560,738	—	342,908	—	1,903,646	748,115	—	456,594	—	1,204,709
Notes payable to parent	—	—	103,307	(103,307)	—	—	—	59,497	(59,497)	—
Other liabilities	127,620	1,832	45,511	—	174,963	57,496	1,831	35,132	—	94,459
Deferred income taxes	482,553	57,215	218,523	—	758,291	(40,398)	40,949	191,406	—	191,957

Total liabilities	2,776,459	71,011	775,711	(108,362)	3,514,819	946,588	49,063	820,613	(61,198)	1,755,066
Shareholders' equity	2,284,438	112,386	679,489	(791,875)	2,284,438	1,434,006	119,115	529,135	(648,250)	1,434,006

	$5,060,897	183,397	1,455,200	(900,237)	5,799,257	2,380,594	168,178	1,349,748	(709,448)	3,189,072

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2007					2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas	$81,621	3,844	55,292	—	140,757	49,473	3,425	41,855	—	94,753
Oil, condensate, and natural gas liquids	49,693	12,965	50,524	—	113,182	73,695	14,509	27,266	—	115,470
Marketing, processing, and other	(151)	48	1,208	(375)	730	244	65	2,496	(1,175)	1,630

Total revenue	131,163	16,857	107,024	(375)	254,669	123,412	17,999	71,617	(1,175)	211,853
Operating expenses:
Lease operating expenses	16,661	3,585	24,754	27	45,027	22,920	4,174	8,574	(139)	35,529
Other direct operating costs	11,511	1,400	5,155	—	18,066	10,527	1,744	4,368	—	16,639
General and administrative (including stock-based compensation)	10,337	37	3,033	—	13,407	9,496	50	1,525	—	11,071
Depreciation and depletion	41,973	4,777	39,378	(2)	86,126	31,591	4,400	27,262	—	63,253
Other operating expenses	568	70	654	—	1,292	970	31	2,378	—	3,379

Total operating expenses	81,050	9,869	72,974	25	163,918	75,504	10,399	44,107	(139)	129,871

Earnings from operations	50,113	6,988	34,050	(400)	90,751	47,908	7,600	27,510	(1,036)	81,982

Equity earnings in subsidiaries	22,968	—	—	(22,968)	—	31,321	—	—	(31,321)	—
Other income and expense:
Interest expense	16,711	2	16,133	(3,743)	29,103	15,345	55	4,094	(2,154)	17,340
Unrealized (gains) losses on derivative instruments, net	(38,631)	(1,114)	4,932	—	(34,813)	(11,415)	(2,716)	(247)	—	(14,378)
Realized (gains) losses on derivative instruments, net	(5,193)	(1,820)	(2,257)	—	(9,270)	10,775	2,359	564	—	13,698
Other (income) expense, net	(4,095)	90	(4,910)	3,766	(5,149)	(1,951)	(221)	(2,932)	4,994	(110)

Total other income and expense	(31,208)	(2,842)	13,898	23	(20,129)	12,754	(523)	1,479	2,840	16,550

Earnings before income taxes	104,289	9,830	20,152	(23,391)	110,880	66,475	8,123	26,031	(35,197)	65,432
Income tax expense:	27,490	3,651	2,940	—	34,081	9,427	1,463	(2,506)	—	8,384

Net earnings	$76,799	6,179	17,212	(23,391)	76,799	57,048	6,660	28,537	(35,197)	57,048

	Six Months Ended June 30,
	2007					2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas	$125,209	6,996	105,849	—	238,054	125,836	7,989	87,981	—	221,806
Oil, condensate, and natural gas liquids	87,804	24,855	85,782	—	198,441	132,607	26,091	48,815	—	207,513
Marketing, processing, and other	(99)	(1)	3,073	(2,190)	783	735	49	4,458	(1,262)	3,980

Total revenue	212,914	31,850	194,704	(2,190)	437,278	259,178	34,129	141,254	(1,262)	433,299
Operating expenses:
Lease operating expenses	29,479	8,100	43,530	(42)	81,067	57,358	6,921	16,695	(114)	80,860
Other direct operating costs	18,475	2,707	8,988	—	30,170	19,362	3,628	9,106	—	32,096
General and administrative (including stock-based compensation)	20,240	68	6,070	—	26,378	24,297	110	3,800	—	28,207
Depreciation and depletion	66,118	8,894	71,578	(5)	146,585	76,596	9,777	54,548	—	140,921
Other operating expenses	1,141	110	(5,860)	—	(4,609)	9,373	61	2,713	—	12,147

Total operating expenses	135,453	19,879	124,306	(47)	279,591	186,986	20,497	86,862	(114)	294,231

Earnings from operations	77,461	11,971	70,398	(2,143)	157,687	72,192	13,632	54,392	(1,148)	139,068

Equity earnings in subsidiaries	31,906	—	—	(31,906)	—	49,801	—	—	(49,801)	—
Other income and expense:
Interest expense	28,723	9	31,898	(7,174)	53,456	29,040	90	7,350	(3,989)	32,491
Unrealized (gains) losses on derivative instruments, net	(1,901)	5,869	19,057	—	23,025	8,033	(460)	2,163	—	9,736
Realized (gains) losses on derivative instruments, net	(21,952)	(5,005)	(7,447)	—	(34,404)	13,729	3,068	816	—	17,613
Other (income) expense, net	(7,284)	244	(6,243)	7,197	(6,086)	(2,853)	(186)	(3,040)	6,829	750

Total other income and expense	(2,414)	1,117	37,265	23	35,991	47,949	2,512	7,289	2,840	60,590

Earnings before income taxes and discontinued operations	111,781	10,854	33,133	(34,072)	121,696	74,044	11,120	47,103	(53,789)	78,478
Income tax expense:	28,091	3,924	5,991	—	38,006	13,325	4,385	2,471	—	20,181

Earnings from continuing operations	83,690	6,930	27,142	(34,072)	83,690	60,719	6,735	44,632	(53,789)	58,297
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	2,422	—	2,422

Net earnings	$83,690	6,930	27,142	(34,072)	83,690	60,719	6,735	47,054	(53,789)	60,719

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2007				2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings	$49,618	6,930	27,142	83,690	6,930	6,735	47,054	60,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	66,118	8,894	71,573	146,585	76,596	9,777	54,548	140,921
Unrealized (gains) losses on derivative instruments, net	(1,901)	5,869	19,057	23,025	8,033	(460)	2,163	9,736
Deferred income tax expense	27,489	3,924	3,498	34,911	10,281	4,385	3,921	18,587
Other, net	2,371	110	(9,823)	(7,342)	28,727	61	3,005	31,793
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	29,009	959	2,789	32,757	(20,142)	1,624	4,580	(13,938)
Other current assets	8,020	(529)	(6,765)	726	(19,701)	(35)	539	(19,197)
Accounts payable	(7,195)	137	(13,445)	(20,503)	(26,188)	(682)	7,638	(19,232)
Accrued interest and other current liabilities	1,621	(136)	(1,663)	(178)	(2,492)	(347)	(9.398)	(12,237)

Net cash provided by operating activities	175,150	26,158	92,363	293,671	62,044	21,058	114,050	197,152
Investing activities:
Acquisitions, net of cash acquired	(775,960)	—	—	(775,960)	—	—	—	—
Capital expenditures for property and equipment	(160,207)	(11,378)	(175,937)	(347,522)	(436,461)	(19,163)	(159,857)	(615,481)
Other, net	4,144	25,751	8,718	38,613	76	—	1,244	1,320

Net cash used in investing activities	(932,023)	14,373	(167,219)	(1,084,869)	(436,385)	(19,163)	(158,613)	(614,161)
Financing activities:
Proceeds from bank borrowings	875,000	—	88,734	963,734	882,102	—	79,841	961,943
Repayments of bank borrowings	(548,000)	—	(99,527)	(647,527)	(523,000)	—	(60,614)	(583,614)
Repayments of debt	(176,885)	—	(111,250)	(288,135)	—	—	—	—
Issuance of 7 1/4% senior notes, net of issuance costs	739,176	—	—	739,176	—	—	—	—
Net activity in investments of subsidiaries	(143,442)	(40,631)	184,073	—	(29,740)	(1,612)	31,352	—
Other, net	11,494	—	(6,150)	5,344	43,603	—	(6,630)	36,973

Net cash provided (used) by financing activities	757,343	(40,631)	55,880	772,592	372,965	(1,612)	43,949	415,302
Effect of exchange rate changes on cash	—	—	1,172	1,172	—	—	(68)	(68)

Net increase (decrease) in cash and cash equivalents	470	(100)	(17,804)	(17,434)	(1,376)	283	(682)	(1,775)
Cash and cash equivalents at beginning of period	771	126	32,267	33,164	2,076	(114)	5,269	7,231

Cash and cash equivalents at end of period	$1,241	26	14,463	15,730	700	169	4,587	5,456

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

        There was no change in the amount of unrecognized tax benefits during the six months ended June 30, 2007. Furthermore, the Company does not expect any significant change in the total amounts of unrecognized tax benefits within the 12 months ending June 30, 2008.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

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

2007 OVERVIEW

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of The Houston Exploration Company ("Houston Exploration") in a cash and stock transaction totaling approximately $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The principal factors management considered in making the acquisition included the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. At the time the acquisition was announced on January 7, 2007, Forest estimated the Houston Exploration net oil and gas reserves to be 655 Bcfe, of which 65% were classified as proved developed and the remaining amounts were classified as proved undeveloped. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of approximately $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The per share value of the Forest common shares issued was calculated as the average of Forest's closing share price for a five day period surrounding the announcement date of January 7, 2007. The cash component of the merger consideration was financed from a private placement of $750 million of senior notes due 2019 and borrowings under our $1.0 billion second amended and restated credit facilities that were executed on June 6, 2007. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling approximately $177 million. The revenues and expenses associated with Houston Exploration have been included in Forest's Condensed Consolidated Statements of Operations since the date of acquisition on June 6, 2007.

Pending Sale of Alaska Assets

        On May 29, 2007, Forest announced the execution of definitive agreements to sell substantially all of its Alaska assets to Pacific Energy Resources Ltd. ("Pacific"). On July 31, 2007, the parties entered into amendments to the definitive agreements modifying certain provisions contained in each of the agreements, including among others the consideration terms. The total consideration to be received for the sale of the Alaska assets will include $400 million in cash, 10 million restricted shares of Pacific common stock, and a $60.75 million zero coupon Senior Subordinated Note from Pacific due 2014. The $400 million in cash will be adjusted downward by $380.0 million (equal to the outstanding balance and prepayment premium under Forest Alaska Operating LLC's term loan facilities at January 1, 2007) and adjusted upward by $111.1 million (equal to the prepayment of $110.0 million and prepayment premium of $1.1 million that was made under those term loans on June 29, 2007). Pacific will be obligated at closing to pay down the remaining balance under the Forest Alaska term loans of approximately $268 million (which includes a prepayment premium of approximately $4 million). The amendment extends the closing date to August 24, 2007 and also provides for a deposit of 5 million shares of Pacific common stock in addition to the $5.2 million cash deposit already received and substantially reduces the circumstances under which closing would not occur.

Amended Credit Facilities

        On June 6, 2007, Forest entered into second amended and restated U.S. and Canadian credit facilities in connection with the Houston Exploration acquisition which will mature in 2012. The initial Global Borrowing Base under the amended and restated credit facilities is $1.4 billion. Initial commitments consist of a U.S. facility of $850 million and a Canadian facility of $150 million for a total of $1.0 billion. See Bank Credit Facilities below for additional information regarding the amended and restated credit facilities.

Senior Notes Issuance

        On June 6, 2007, Forest issued $750 million of 7 1/4% senior notes due in 2019 ("the 7 1/4% Notes"). The net proceeds of the 7 1/4% Notes offering of approximately $739.2 million, after deducting initial purchaser discounts, were used to fund a portion of the cash consideration for Forest's acquisition of Houston Exploration. Interest on the 7 1/4% Notes is payable semi-annually beginning December 15, 2007. Forest may redeem the 7 1/4% Notes at different intervals during the term of the notes. See 7 1/4% Senior Notes Due 2019 below for additional information.

Production Increase

        Production increased 18% during the three months ended June 30, 2007 from the corresponding period in 2006. The increase was primarily attributable to the additional production associated with the Houston Exploration acquisition which closed on June 6, 2007.

Other Divestitures

        During the six months ended June 30, 2007, Forest sold properties, including oil and gas properties with estimated proved reserves of approximately 14 Bcfe, for total proceeds of approximately $39 million, including overriding royalty interests in Australia for cash proceeds of approximately $7.2 million that resulted in a gain on the sale of approximately $7.2 million ($4.5 million net of tax). In addition, in August 2007, Forest entered into a sale-leaseback transaction whereby we sold our drilling rigs for cash proceeds of approximately $62.6 million and simultaneously entered into an operating lease with the buyer which provides for monthly rental payments of approximately $.8 million for a term of seven years.

RESULTS OF OPERATIONS

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007				2006
	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Production volumes:
United States	15,714	1,334	516	26,814	11,503	1,379	349	21,871
Canada	6,591	206	65	8,217	5,964	181	107	7,692

Totals	22,305	1,540	581	35,031	17,467	1,560	456	29,563

Revenues (in thousands):
United States	$102,367	81,350	18,236	201,953	63,896	92,159	11,767	167,822
United States hedging gains (losses)	—	—	—	—	2,713	(4,390)	—	(1,677)
Canada	38,390	11,043	2,553	51,986	28,144	10,699	5,235	44,078

Totals	$140,757	92,393	20,789	253,939	94,753	98,468	17,002	210,223

Average sales price:
United States	$6.51	60.98	35.34	7.53	5.55	66.83	33.72	7.67
United States hedging gains (losses)	—	—	—	—	.24	(3.18)	—	(.08)
Canada	5.82	53.61	39.28	6.33	4.72	59.11	48.93	5.73

Totals	$6.31	60.00	35.78	7.25	5.42	63.12	37.29	7.11

	Six Months Ended June 30,
	2007				2006
	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Production volumes:
United States	26,061	2,444	957	46,467	27,172	2,715	767	48,064
Canada	12,565	412	124	15,781	11,693	372	204	15,149

Totals	38,626	2,856	1,081	62,248	38,865	3,087	971	63,213

Revenues (in thousands):
United States	$166,441	141,956	30,980	339,377	183,250	171,254	24,588	379,092
United States hedging losses	—	—	—	—	(21,920)	(16,437)	—	(38,357)
Canada	71,613	21,132	4,373	97,118	60,476	18,776	9,332	88,584

Totals	$238,054	163,088	35,353	436,495	221,806	173,593	33,920	429,319

Average sales price:
United States	$6.39	58.08	32.37	7.30	6.74	63.08	32.06	7.89
United States hedging losses	—	—	—	—	(.81)	(6.05)	—	(.80)
Canada	5.70	51.29	35.27	6.15	5.17	50.47	45.75	5.85

Totals	$6.16	57.10	32.70	7.01	5.71	56.23	34.93	6.79

        Net oil and gas production in the second quarter of 2007 was 35.0 Bcfe or an average of 385.0 MMcfe per day, an 18% increase from 29.6 Bcfe or an average of 324.9 MMcfe per day in the second quarter of 2006. The increase was primarily attributable to the additional production associated with the Houston Exploration acquisition which closed on June 6, 2007. Net oil and gas production in the first six months of 2007 was 62.2 Bcfe or an average of 343.9 MMcfe per day, a 2% decrease from 63.2 Bcfe or an average of 349.2 MMcfe per day in the same period of 2006. The decrease was due to the spin-off of our offshore Gulf of Mexico properties in early March 2006, which was offset primarily by the additional volumes generated from the Houston Exploration acquisition in June 2007.

        Oil and natural gas revenues were $253.9 million during the three months ended June 30, 2007, a 21% increase as compared to $210.2 million for the same period in the prior year, which included realized hedging losses of $1.7 million. The increase in oil and natural gas revenues during the comparable three month periods was primarily due to the 18% increase in production volumes. Oil and natural gas revenues were $436.5 million during the six months ended June 30, 2007, a 2% increase as compared to $429.3 million for the same period in the prior year, which included realized hedging losses of $38.4 million. The increase in oil and natural gas revenues during the comparable six month periods was primarily due to a $38.4 million decrease in hedging losses on derivatives accounted for as cash flow hedges offset by a 5% decrease in average realized sales price before the effects of hedging. No hedging gains or losses were included in the average sales prices presented for each period in 2007 because we elected to discontinue cash flow hedge accounting effective in March 2006. See Realized and Unrealized Gains and Losses on Derivative Instruments below for information on gains and losses recognized on derivative instruments not designated as cash flow hedges.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except per Mcfe Data)
Lease operating expenses:
Direct operating expense and overhead	$38,313	32,840	70,734	67,294
Workover expense	6,714	2,689	10,333	13,566

Lease operating expenses	$45,027	35,529	81,067	80,860

Lease operating expenses per Mcfe	$1.29	1.20	1.30	1.28
Production and property taxes	$12,808	10,997	20,718	21,725
Production and property taxes as a percentage of oil and gas revenues, excluding hedging losses	5.0%	5.2%	4.7%	4.6%
Transportation and processing costs	$5,258	5,642	9,452	10,371
Transportation and processing costs per Mcfe	$.15	.19	.15	.16

Lease Operating Expenses

        Lease operating expenses in the second quarter of 2007 increased 27%, or $9.5 million, to $45.0 million from $35.5 million in the second quarter of 2006. On a per-Mcfe basis, lease operating expenses increased 8% to $1.29 per Mcfe in the second quarter of 2007 from $1.20 per Mcfe in the second quarter of 2006 primarily due to higher lease operating expenses incurred for our outside-operated properties in Alaska partially offset by lower average per-unit lease operating expenses from other Forest and Houston Exploration assets. Lease operating expenses in the first six months of 2007 of $81.1 million were consistent with the $80.9 million incurred in the first six months of 2006. On a per-Mcfe basis, lease operating expenses increased 2% to $1.30 per Mcfe in the first six months of 2007 from $1.28 per Mcfe for the same period in 2006. Increases in our per-unit lease operating expense incurred on our outside-operated properties in Alaska in the first six months of 2007 as compared to the first six months of 2006 were primarily offset by the absence of the offshore Gulf of Mexico properties in 2007, which had an average per-unit lease operating cost of $2.28 per Mcfe prior to the spin-off of these properties on March 2, 2006.

Production and Property Taxes

        Production and property taxes as a percentage of oil and gas sales, excluding hedging losses, were generally consistent for all periods presented. Normal fluctuations will occur between periods based on the receipt and approval of incentive tax credits and due to changes in tax rates or valuation assessments.

Transportation and Processing Costs

        Transportation and processing costs decreased slightly to $5.3 million, or $.15 per Mcfe, in the three months ended June 30, 2007, from $5.6 million, or $.19 per Mcfe, for the corresponding 2006 period. Transportation and processing costs decreased slightly to $9.5 million, or $.15 per Mcfe, in the six months ended June 30, 2007, from $10.4 million, or $.16 per Mcfe, for the corresponding 2006 period. The decrease in each period was due primarily to the higher processing and transportation costs incurred in Canada and Alaska in the second quarter of 2006.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except per Mcfe Data)
Total general and administrative costs	$18,085	14,095	36,600	29,439
General and administrative costs capitalized	(7,603)	(5,522)	(14,943)	(11,584)

General and administrative expense	$10,482	8,573	21,657	17,855

General and administrative expense per Mcfe	$.30	.29	.35	.28

Total stock-based compensation costs	$4,220	3,343	6,883	16,196
Stock-based compensation costs capitalized	(1,295)	(845)	(2,162)	(5,844)

Stock-based compensation expense	$2,925	2,498	4,721	10,352

Stock-based compensation expense per Mcfe	$.08	.08	.08	.16

Total general and administrative expense including stock-based compensation	$13,407	11,071	26,378	28,207

        The increase in general and administrative expense for the three and six month periods in 2007 of $1.9 million and $3.8 million, respectively, as compared to the same periods in 2006 is primarily related to increased employee salary and benefit costs. Stock-based compensation expense increased $.4 million and decreased by $5.6 million during the three and six month periods in 2007, respectively, as compared to the same periods in 2006. The decrease in stock-based compensation during the first six months of 2007 as compared to 2006 is the result of the partial settlement of our restricted stock awards and phantom stock unit awards in connection with the spin-off of the Gulf of Mexico operations during the first quarter of 2006.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 2007 was $86.1 million as compared to $63.3 million for the same period in 2006. On an equivalent Mcf basis, DD&A expense was $2.46 per Mcfe for the three months ended June 30, 2007 as compared to $2.14 per Mcfe for the same period in the prior year. The increase of $.32 per Mcfe was primarily due to the acquisition of Houston Exploration. DD&A for the six months ended June 30, 2007 was $146.6 million as compared to $140.9 million for the same period in 2006. On an equivalent Mcf basis, DD&A expense was $2.35 per Mcfe for the six months ended June 30, 2007 as compared to $2.23 per Mcfe for the same period in the prior year. The increase of $.12 per Mcfe was primarily due to the acquisition of Houston Exploration offset by the spin-off of the Gulf of Mexico operations in March 2006.

Interest Expense

        Interest expense in the second quarter of 2007 totaled $29.1 million as compared to $17.3 million in the second quarter of 2006. Interest expense during the first six months of 2007 totaled $53.5 million as compared to $32.5 million in the same period of 2006. The increase in interest expense during each period in 2007 as compared to the corresponding period in 2006 was due to increased average debt balances and higher average interest rates primarily associated with the Forest Alaska term loans.

Realized and Unrealized Gains and Losses on Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on oil and natural gas derivatives recognized under "Other income and expense" in our Condensed Consolidated Statements of Operations for the periods indicated. Since March 2006, when Forest elected to discontinue cash flow hedge accounting for all of its derivative instruments, Forest has recognized all mark-to-market gains and losses in earnings, rather than deferring any such amounts in "Accumulated other comprehensive income" in shareholders' equity. In addition, cash settlements on derivative instruments are recorded as "Realized gains and losses on derivative instruments" in other income and expense in the Condensed Consolidated Statements of Operations rather than an adjustment to "Oil and gas sales". See Note 9 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(In Thousands)
Unrealized losses (gains)	$18,182	(51,256)	(33,074)	(4,627)	(9,751)	(14,378)	44,043	(19,229)	24,814	26,728	(16,992)	9,736
Realized (gains) losses	(3,687)	(5,453)	(9,140)	16,657	(2,959)	13,698	(20,764)	(13,509)	(34,273)	21,035	(3,422)	17,613

        During the three and six months ended June 30, 2007, we also recorded unrealized gains related to interest rate swaps of $1.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2007, we recorded realized gains of $.1 million related to interest rate swaps.

Unrealized Foreign Currency Exchange Gains

        The unrealized foreign currency exchange gains of $6.3 million for both the three and six months ended June 30, 2007 relate to intercompany indebtedness between Forest Oil Corporation and our

Canadian subsidiary. The intercompany debt is denominated in U.S. dollars and with the recent strength in the Canadian dollar, unrealized foreign currency gains have been recorded.

Current and Deferred Income Tax Expense

        Forest recorded income tax expense of $34.1 million in the three months ended June 30, 2007, as compared to $8.4 million in the comparable period of 2006. Our effective tax rates for the three months ended June 30, 2007 and 2006 were 30.7% and 12.8%, respectively. The quarter-over-quarter increase in the effective rate was primarily attributable to 2006 statutory rate reductions enacted in Canada as well as changes in the tax regulations in Texas. Together, these adjustments reduced our effective tax rate by approximately 25% and our total expense in the second quarter of 2006 by approximately $16.2 million.

        Forest recorded income tax expense of $38.0 million and $20.2 million in the six months ended June 30, 2007 and 2006, respectively. Our effective tax rates for the six months ended June 30, 2007 and 2006 were 31.2% and 25.7%, respectively. The increase in the effective tax rate was primarily due to 2006 statutory rate reductions enacted in Canada and changes in the Texas income tax law partially offset by non-deductible spin-off costs and an increase in our estimated combined state income tax rates resulting from the spin-off of our offshore Gulf of Mexico operations. Together, these adjustments decreased our effective tax rate by approximately 12% and decreased our total tax expense during the six months of 2006 by approximately $9.2 million. The difference between our effective tax rate of 31% and our statutory tax rate of approximately 36% for each period in 2007 is primarily due to additional Canadian rate reductions enacted in 2007, the release of valuation allowances, and lower apportioned state income tax rates.

Impairments of International Properties

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

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of August 1, 2007, Forest has hedged approximately 50 Bcfe of its remaining six months of 2007 production and 54 Bcfe of its 2008 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a portion of our production through 2008. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk", below.

        Our revolving U.S. and Canadian bank credit facilities, which were amended and restated in June 2007, provide another source of liquidity. These credit facilities, which mature in June 2012, are used to fund daily operating activities and acquisitions in the United States and Canada as needed. See "Bank Credit Facilities" below for details.

        The public capital markets have been our principal source of funds to finance large acquisitions. We have issued debt and equity securities in both public and private offerings in the past, including the second quarter of 2007, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, and other risks as explained in Part 1, Item 1A—"Risk Factors" of our 2006 Annual Report on Form 10-K and Part II, Item 1A of this Report.

        We believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our operating, interest, and general and administrative expenses, our capital expenditure budget, and our short-term contractual obligations at current levels for the foreseeable future, including the ability to redeem the $265 million in 8% senior notes due in June 2008.

Bank Credit Facilities

        On June 6, 2007, Forest entered into amended and restated credit facilities totaling $1.0 billion. The amended and restated facilities consist of a $850 million U.S. credit facility (the "U.S. Facility") through a syndicate of banks led by JPMorgan Chase Bank, N.A. and a $150 million Canadian credit facility (the "Canadian Facility", and together with the U.S. Facility, the "Credit Facilities") through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities mature in June 2012. Subject to the agreement of Forest and the applicable lenders, the size of the Credit Facilities may be increased by $800 million in the aggregate.

        Forest's availability under the Credit Facilities will be governed by a borrowing base ("Global Borrowing Base") which currently is set at $1.4 billion, with $1.25 billion allocated to the U.S. credit facility and $150 million allocated to the Canadian credit facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and include financial covenants. Interest rates and collateral requirements under the Credit Facilities will vary based on Forest's credit ratings and financial condition, as governed by certain financial tests.

        Under certain conditions, amounts outstanding under the Credit Facilities may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. Subject to notice and cure periods in certain cases, other events of default under either of the Credit Facilities will result in acceleration of the indebtedness under the facilities at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facilities (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities and an event of default under the Canadian Facility.

        The Credit Facilities are collateralized by Forest's assets. Forest is required to mortgage, and grant a security interest in, 75% of the present value of the proved oil and gas properties and related assets of Forest and its subsidiaries. If Forest's corporate credit ratings by Moody's and S&P meet pre-established levels, the security requirements would cease to apply and at Forest's request the banks would release their liens and security interest on Forest's properties.

        From time to time, Forest and the syndication agents, documentation agents, global administrative agent and the other lenders party to the Credit Facilities, engage in other transactions, including securities offerings where such parties or their affiliates, may serve as an underwriter or initial purchaser of Forest's securities and, or serve as counterparties to Forest's hedging arrangements.

        At June 30, 2007, there were outstanding borrowings of $350 million under the U.S. credit facility at a weighted average interest rate of 6.70%, and there were outstanding borrowings of $81.7 million under the Canadian credit facility at a weighted average interest rate of 5.68%. We also had used the credit facilities for approximately $2.5 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $565.8 million at June 30, 2007.

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

        On April 26, 2007, Forest Alaska entered into amendments to the first lien credit agreement and second lien credit agreement, which amended certain definitions within each. During the six months ended June 30, 2007, Forest Alaska made scheduled principal payments of $1.3 million under the first lien facility. In addition, Forest made a capital contribution to Forest Alaska of $111.1 million using borrowings under Forest's U.S. Credit Facility, which Forest Alaska used to make an additional prepayment under the first lien facility of $110.0 million plus a prepayment premium of $1.1 million.

7 1/4% Senior Notes Due 2019

        On June 6, 2007 Forest issued $750 million of 7 1/4% senior notes due in 2019 at par for net proceeds of approximately $739.2 million, after deducting initial purchaser discounts, which were used to fund a portion of the cash merger consideration for Forest's acquisition of Houston Exploration. The 7 1/4% Notes were issued under an indenture (the "Indenture") dated as of June 6, 2007 among Forest, Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest ("Forest Permian"), as subsidiary guarantor, and U.S. Bank National Association, as trustee. The 7 1/4% Notes are jointly and severally guaranteed by Forest Permian on an unsecured basis. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2007. The 7 1/4% Notes will mature on June 15, 2019.

Cash Flow

        Net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Net cash provided by operating activities	$293,671	197,152
Net cash used in investing activities	(1,084,869)	(614,161)
Net cash provided by financing activities	772,592	415,302

        The increase in net cash provided by operating activities of $96.5 million in the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to higher net income and a decreased investment in net operating assets and liabilities in the first six months of 2007 as compared to the same period in 2006. The increase in cash used in investing activities of $470.7 million during the six months ended June 30, 2007 as compared to the corresponding period in 2006 was primarily due to the cash used in the acquisition of Houston Exploration of $776.0 million (including cash consideration and expenses) in June 2007 as compared to approximately $255 million used to fund our purchase of the Cotton Valley assets in East Texas in 2006. Net cash provided by financing activities in the six months ended June 30, 2007 included the issuance of the 7 1/4% Notes for net proceeds of $739.2 million, net bank proceeds of $316.2 million, and proceeds from the exercise of stock options and from the employee stock purchase plan of $7.1 million offset by the repayment of Houston

Exploration's bank debt of $176.9 million and repayments on the term loan of $111.3 million. Net cash provided by financing activities in the six months ended June 30, 2006 included net bank proceeds of $378.3 million, of which $176.1 million was drawn on a bank credit facility established by Mariner Energy Resources, Inc. in March 2006, immediately prior to the spin-off of the offshore Gulf of Mexico operations. This credit facility and associated liability was included in the spin-off of the offshore Gulf of Mexico operations. The 2006 period also included proceeds from the exercise of stock options and from the employee stock purchase plan of approximately $3.8 million.

Capital Expenditures

        Expenditures for property acquisition, exploration, and development were as follows:

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Property acquisition costs(1):
Proved properties	$1,800,114	242,995
Unproved properties	251,000	46,517

	2,051,114	289,512
Exploration costs:
Direct costs	81,784	111,081
Overhead capitalized	6,691	7,361

	88,475	118,442
Development costs:
Direct costs	214,241	195,195
Overhead capitalized	10,414	10,067

	224,655	205,262

Total capital expenditures for property acquisition, exploration, and development(1)(2)	$2,364,244	613,216

(1)
Total capital expenditures include both cash expenditures, accrued cash expenditures, and non-cash capital expenditures including stock issued for properties and stock-based compensation capitalized under the full cost method of accounting.

(2)
Does not include the effect of estimated discounted asset retirement obligations.

        For the six months ended June 30, 2007, expenditures for exploration and development activities totaled $313 million. Forest's anticipated expenditures for exploration and development in 2007 are estimated to range from $760 million to $810 million. Some of the factors impacting the level of capital expenditures in 2007 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations and business, are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2006 Annual Report on Form 10K and Part II, Item 1A of this Report.

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

  •
  the amount, nature and timing of any synergies or other benefits expected to result from acquisitions, including the merger with Houston Exploration;

  •
  our outlook on oil and gas prices;

  •
  the impact of political and regulatory developments;

  •
  our future financial condition or results of operations and our future revenues and expenses; and

  •
  our business strategy and other plans and objectives for future operations.

        We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described in the Form 10-K and our quarterly reports on Form 10-Q including this Report, under the caption "Risk Factors." The financial results of our foreign operations are also subject to currency exchange rate risks.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2007, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Third Quarter 2007	60	$7.88	$5,659	7,000	$70.03	$(516)
Fourth Quarter 2007	60	7.88	427	7,000	70.03	(858)
Calendar 2008	10	9.10	2,487	6,500	69.72	(5,908)
Calendar 2009	—	—	—	4,500	69.01	(5,195)
Calendar 2010	—	—	—	1,500	72.95	599

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. As of June 30, 2007, we had entered into the following basis swaps:

	Basis Swaps(1)
	Bbtu per Day	Fair Values (In Thousands)
Third Quarter 2007	115	$225
Fourth Quarter 2007	115	225
January – February 2008	80	192
March – December 2008	70	(485)

(1)
Included in Forest's outstanding basis swaps at June 30, 2007 are basis swaps assumed in the Houston Exploration acquisition with a fair value of $.8 million. At June 30, 2007, these basis swaps are for 80 Bbtu per day for each of the following periods: third quarter 2007, fourth quarter 2007, and January – February 2008.

Collars

        Forest also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2007, we had entered into the following collars:

	Costless Collars(1)
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Third Quarter 2007	145	$7.42/9.27	$5,507	4,000	$65.81/87.18	$236
Fourth Quarter 2007	145	7.42/9.27	5,507	4,000	65.81/87.18	590
January – February 2008	130	7.39/8.89	(807)	—	—	—
March – December 2008	70	7.23/8.85	(10,926)	—	—	—

(1)
Included in Forest's outstanding natural gas costless collars at June 30, 2007 are natural gas costless collars assumed in the Houston Exploration acquisition with a fair value of $(17.2) million. At June 30, 2007, these costless collars had weighted average hedged floor and ceiling prices per MMBtu of $7.00/8.49 for 110 Bbtu per day for both the third and fourth quarters of 2007, $7.20/8.51 for 100 Bbtu per day for January – February 2008, and $5.00/5.72 for 20 Bbtu per day for March – December 2008.

Three-Way Collar

        Forest also enters into three-way collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of June 30, 2007, we had entered into the following three-way collar:

	Three-Way Costless Collar
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value (In Thousands)
Calendar 2008	20	$6.00/8.00/10.00	$(3)

        The fair value of our commodity derivative instruments based on the futures prices quoted on June 30, 2007 was a net liability of approximately $3.0 million.

        In July 2007, Forest entered into an additional basis swap agreement covering 10 Bbtu per day for the period March 1, 2008 through December 31, 2008.

Interest Rate Swaps

        Pursuant to the requirements under Forest Alaska's Credit Agreements, Forest Alaska entered into two floating to fixed interest rate swaps. In March 2007, Forest Alaska entered into a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80%. In April 2007, Forest Alaska entered into a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%. At June 30, 2007, the fair value of Forest Alaska's interest rate swaps was an asset of $1.8 million.

Fair Value Reconciliation

        The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2007, beginning with the fair value of our derivative contracts on December 31, 2006:

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2006	$66,119	—	66,119
Fair value of derivatives acquired	(45,170)	—	(45,170)
Net increase in fair value	10,280	1,922	12,202
Net contract gains recognized	(34,273)	(131)	(34,404)

As of June 30, 2007	$(3,044)	1,791	(1,253)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at June 30, 2007:

	2007	2008	2009	2010	2011	2012	2013	2014	2019	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	—	—	—	—	431,658	—	—	—	431,658	431,658
Average interest rate(1)	—	—	—	—	—	6.50%	—	—	—	6.50%
Term debt:
Variable rate	$1,250	2,500	2,500	132,500	125,000	—	—	—	—	263,750	263,170
Average interest rate(1)	8.82%	8.82%	8.82%	8.82%	11.82%	—	—	—	—	10.24%
Total variable rate debt:
Variable rate	$1,250	2,500	2,500	132,500	125,000	431,658	—	—	—	695,408	694,828
Average interest rate(1)	8.82%	8.82%	8.82%	8.82%	11.82%	6.50%	—	—	—	7.64%
Short-term debt:
Fixed rate	$—	265,000	—	—	—	—	—	—	—	265,000	268,313
Coupon interest rate	—	8.00%	—	—	—	—	—	—	—	8.00%
Effective interest rate(2)	—	7.13%	—	—	—	—	—	—	—	7.13%
Long-term debt:
Fixed rate	$—	—	—	—	285,000	—	5,822	150,000	750,000	1,190,822	1,178,372
Coupon interest rate	—	—	—	—	8.00%	—	7.00%	7.75%	7.25%	7.58%
Effective interest rate(2)	—	—	—	—	7.71%	—	7.00%	6.56%	7.25%	7.27%

(1)
As of June 30, 2007.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended June 30, 2007 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On June 6, 2007, Forest acquired The Houston Exploration Company pursuant to an agreement and plan of merger. In connection with the acquisition, on June 6, 2007, Houston Exploration was merged with and into Forest, with Forest continuing as the surviving entity. Houston Exploration's directors and Forest are defendants in a shareholder lawsuit brought by the City of Monroe Employees' Retirement System (the "Plaintiff") on June 22, 2006 in State court in Houston, Texas. The Plaintiff asserts that the Houston Exploration directors breached their fiduciary duties by not pursuing a June 12, 2006 unsolicited proposal to purchase the outstanding shares of Houston Exploration common stock for $62 per share that was made by a Houston Exploration shareholder. The Plaintiff also asserts, on behalf of an uncertified class of Houston Exploration's shareholders, that the Houston Exploration directors' decision to enter into the merger agreement with Forest constituted a breach of fiduciary duties, because, the Plaintiff alleges, the merger consideration being offered by Forest is inadequate. The Plaintiff asserts that Forest aided and abetted the Houston Exploration directors' alleged breach of fiduciary duties. On August 2, 2007, Plaintiff filed with the court a notice of nonsuit without prejudice and a request for dismissal. At the time of filing this Report, the court has not ruled on the Plaintiff's request to dismiss the lawsuit.

Item 1A. RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2006 ("Annual Report"). Except as set forth below or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

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

        Based on its preliminary assessment of Forest Alaska's Consolidated EBITDAX in April 2007, Forest believed that Forest Alaska would fail to meet the Leverage Ratio and Interest Coverage Ratio requirements for the four-quarter period that ended on March 31, 2007. A failure to meet the Leverage Ratio and the Interest Coverage Ratio constitutes an event of default, entitling the lenders to declare the credit agreements terminated and demand immediate payment by Forest Alaska of all outstanding borrowings at par (approximately $374 million as of March 31, 2007), accrued interest and unpaid accrued fees. Forest Alaska subsequently negotiated amendments to its credit agreements. Further, on June 29, 2007, Forest elected to make a capital contribution of $111.1 million to Forest Alaska, which Forest Alaska used to reduce the total debt under its credit agreements to approximately $264 million. Forest Alaska believes the amendments and the reduction in total debt provide it an enhanced ability to comply with the Leverage Ratio and Interest Coverage Ratio requirements in the future. However, there is no assurance that Forest Alaska will be able to meet the ratio tests in future quarters. Forest does not believe that a default by Forest Alaska under the two Forest Alaska credit agreements would have a material effect upon Forest's financial results. In addition, such a default by Forest Alaska would not constitute a cross-default under Forest's senior notes, bank credit facilities, or other material contracts. Any future default by Forest Alaska that was not resolved to the satisfaction of the lenders could have a negative impact on Forest's ability to raise funds in the capital markets in the future.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

        We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit," which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test writedown." Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown would not impact cash flow from operating activities, but it would reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. We cannot assure you that we will not experience ceiling test writedowns in the future. Our Canadian full cost pool, in particular, could be adversely impacted by moderate declines in commodity prices. In addition, our ceiling test cushion is subject to fluctuation as a result of our corporate development activity which is difficult to fully assess prior to completion. For example, our recent acquisition of Houston Exploration was expected to increase the risk of a ceiling test writedown in the second quarter 2007. At June 30, 2007, the ceiling test cushion was negatively impacted by the Houston Exploration merger, but the impact was offset by favorable results associated with Forest's properties. The merger with Houston Exploration is expected to increase the risk of a ceiling test writedown in the future. Also, our pending sale of our Alaska assets, which is expected to close in August 2007, is expected to have an unfavorable impact on our ceiling test for the third quarter 2007.

We have substantial debt, which may materially affect our operations.

        As of June 30, 2007, the principal amount of our ouststanding consolidated long-term debt was approximately $1.9 billion, including approximately $431.7 million outstanding under the combined U.S. and Canadian bank credit facilities among Forest and its Canadian subsidiary and the various lenders that are parties to the facilities and $263.8 million outstanding under term loan facilities among Forest Alaska Operating LLC and the lenders that are parties to those facilities, which are nonrecourse to Forest and its non-Alaska subsidiaries. Our long-term debt (including current maturities) represented 49% of our total capitalization at June 30, 2007. Further, we may incur additional debt in the future, including in connection with acquisitions and refinancings.

        The level of our debt has several important effects on our operations. In particular, it could:

  •
  require us to dedicate a significant portion of our cash flow from operations to the payment of indebtedness, thereby reducing the availability to fund working capital, capital expenditures, and other general corporate purposes;

  •
  increase our costs as credit rating agencies have changed, and may change in the future, their ratings of our debt and other obligations as a result of changes in our debt level, financial condition, earnings, and cash flow and these changes may impact the costs, terms, conditions, and availability of financing;

  •
  impact our operations as covenants contained in our existing and future credit and debt arrangements require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

  •
  burden our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate, and other purposes as any such financing may be subject to increased costs or more restrictive covenants;

  •
  place us at a competitive disadvantage compared to similar companies that have less debt; and

  •
  increase our vulnerability to adverse economic and industry conditions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 10, 2007, Forest held its Annual Meeting of Shareholders ("Annual Meeting") in Denver, Colorado. A total of 54,256,906 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of two proposals set forth in Forest's Proxy Statement dated March 21, 2007. The two proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

        Proposal No. 1: Election of three Class I directors.

	Shares Voted for	Shares Withheld
Loren K. Carroll	53,587,342	669,564
Dod A. Fraser	53,584,739	672,167
Patrick R. McDonald	53,604,257	652,649

        In addition to the three Class I directors noted above, the other directors of Forest whose terms did not expire at the 2007 Annual Meeting include: Forrest E. Hoglund, H. Craig Clark, William L. Britton, James H. Lee, and James D. Lightner.

        Proposal No. 2: Ratification of the appointment of Ernst & Young LLP as independent registered public accountants.

Shares Voted for	Shares Against	Abstentions
53,835,875	80,996	340,032

        There were no broker non-votes.

        On June 5, 2007, Forest held a Special Meeting of Shareholders ("Special Meeting") in Denver, Colorado. A total of 52,577,403 shares of common stock were present at the Special Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Special Meeting consisted of two proposals set forth in a joint Proxy Statement/Prospectus dated May 1, 2007. The two proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by Forest's shareholders by the indicated margins.

        Proposal No. 1: Approval of the issuance of additional shares of Forest common stock pursuant to the Agreement and Plan of Merger, dated as of January 7, 2007.

Shares Voted for	Shares Against	Abstentions
52,517,299	35,179	24,925

        Proposal No. 2: Approval of the adoption of the Forest 2007 Stock Incentive Plan.

Shares Voted for	Shares Against	Abstentions
43,826,995	8,709,519	40,889

        There were no broker non-votes.

Item 6. EXHIBITS

  (a)
  Exhibits.

4.1*	Indenture dated as of June 6, 2007 between Forest Oil Corporation and U.S. Bank National Association.
4.2*	Registration Rights Agreement, dated June 6, 2007, by and among Forest Oil Corporation and the other signatories thereto.
4.3*	Form of Global Note due 2019.
4.4*	U.S. Credit Agreement—Second Amended and Restated Credit Agreement dated as of June 6, 2007 among Forest Oil Corporation, each of the lenders that is party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas, BMO Capital Markets Financing, Inc., Credit Suisse, Cayman Islands Branch, and Deutsche Bank Securities Inc., as Co-U.S. Documentation Agents, and JPMorgan Chase Bank, N.A., as Global Administrative Agent.
4.5*	Canadian Credit Agreement—Second Amended and Restated Credit Agreement dated as of June 6, 2007 among Canadian Forest Oil Ltd., each of the lenders party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, Bank of Montreal and The Toronto Dominion Bank, as Co-Canadian Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Global Administrative Agent.
10.1*	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2001 Stock Incentive Plan, as amended.
10.2*	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2001 Stock Incentive Plan, as amended.
10.3*	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan.
10.4*	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
August 9, 2007

	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.1	Indenture dated as of June 6, 2007 between Forest Oil Corporation and U.S. Bank National Association.
4.2	Registration Rights Agreement, dated June 6, 2007, by and among Forest Oil Corporation and the other signatories thereto.
4.3	Form of Global Note due 2019.
4.4	U.S. Credit Agreement—Second Amended and Restated Credit Agreement dated as of June 6, 2007 among Forest Oil Corporation, each of the lenders that is party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, BNP Paribas, BMO Capital Markets Financing, Inc., Credit Suisse, Cayman Islands Branch, and Deutsche Bank Securities Inc., as Co-U.S. Documentation Agents, and JPMorgan Chase Bank, N.A., as Global Administrative Agent.
4.5	Canadian Credit Agreement—Second Amended and Restated Credit Agreement dated as of June 6, 2007 among Canadian Forest Oil Ltd., each of the lenders party thereto, Bank of America, N.A. and Citibank, N.A., as Co-Global Syndication Agents, Bank of Montreal and The Toronto Dominion Bank, as Co-Canadian Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Global Administrative Agent.
10.1	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2001 Stock Incentive Plan, as amended.
10.2	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2001 Stock Incentive Plan, as amended.
10.3	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan.
10.4	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

QuickLinks

FOREST OIL CORPORATION INDEX TO FORM 10-Q June 30, 2007
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