Form 10-Q
period 2007-09-30
FOREST OIL CORP
filed 2007-11-08
CIK 38079

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or
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

        As of October 31, 2007 there were 88,090,880 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,814	33,164
Accounts receivable	162,761	125,446
Derivative instruments	36,142	53,205
Other investments	41,408	—
Other current assets	76,170	49,185

Total current assets	325,295	261,000
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,620,554 and $2,265,018	4,133,119	2,486,153
Unproved	677,734	261,259

Net oil and gas properties	4,810,853	2,747,412
Other property and equipment, net of accumulated depreciation and amortization of $28,267 and $32,504	35,864	42,514

Net property and equipment	4,846,717	2,789,926
Derivative instruments	3,447	15,019
Goodwill	290,182	86,246
Other assets	50,789	36,881

	$5,516,430	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$348,027	224,933
Accrued interest	36,370	6,235
Derivative instruments	33,325	1,294
Current portion of long-term debt	266,556	2,500
Asset retirement obligations	1,151	2,694
Deferred income taxes	—	14,907
Other current liabilities	17,420	11,378

Total current liabilities	702,849	263,941
Long-term debt	1,436,378	1,204,709
Asset retirement obligations	95,531	61,408
Derivative instruments	15,159	811
Deferred income taxes	813,291	191,957
Deferred gains	27,725	—
Other liabilities	52,221	32,240

Total liabilities	3,143,154	1,755,066
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 88,051,324 and 62,998,155 shares issued and outstanding	8,805	6,300
Capital surplus	1,958,060	1,215,660
Retained earnings	278,433	137,796
Accumulated other comprehensive income	127,978	74,250

Total shareholders' equity	2,373,276	1,434,006

	$5,516,430	3,189,072

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Revenue:
Oil and gas sales:
Natural gas	$189,985	90,296	428,039	312,102
Oil, condensate, and natural gas liquids	123,032	110,624	321,473	318,137

Total oil and gas sales	313,017	200,920	749,512	630,239
Marketing, processing, and other	8	1,919	791	5,899

Total revenue	313,025	202,839	750,303	636,138
Operating expenses:
Lease operating expenses	48,269	34,963	129,336	115,823
Production and property taxes	16,112	8,974	36,830	30,699
Transportation and processing costs	5,764	5,494	15,216	15,865
General and administrative (including stock-based compensation)	16,716	10,548	43,094	38,755
Depreciation and depletion	122,005	62,505	268,590	203,426
Accretion of asset retirement obligations	1,980	1,226	4,547	5,879
Impairments	—	—	—	2,078
Gain on sale of assets	—	—	(7,176)	—
Spin-off costs	—	—	—	5,416

Total operating expenses	210,846	123,710	490,437	417,941

Earnings from operations	102,179	79,129	259,866	218,197

Other income and expense:
Interest expense	32,567	19,122	86,023	51,613
Unrealized losses (gains) on derivative instruments, net	12,415	(77,914)	35,440	(68,178)
Realized (gains) losses on derivative instruments, net	(30,387)	12,883	(64,791)	30,496
Unrealized gain on other investments	(2,521)	—	(2,521)	—
Unrealized foreign currency exchange (gains) losses	(1,075)	766	(7,395)	766
Other expense (income), net	4,145	(950)	4,379	(200)

Total other income and expense	15,144	(46,093)	51,135	14,497

Earnings before income taxes and discontinued operations	87,035	125,222	208,731	203,700
Income tax expense:
Current	3,320	(743)	6,415	2,078
Deferred	25,728	49,031	60,639	66,391

Total income tax expense	29,048	48,288	67,054	68,469

Earnings from continuing operations	57,987	76,934	141,677	135,231
Income from discontinued operations, net of tax	—	—	—	2,422

Net earnings	$57,987	76,934	141,677	137,653

Basic earnings per common share:
Earnings from continuing operations	$.67	1.24	1.96	2.17
Income from discontinued operations, net of tax	—	—	—	.04

Basic earnings per common share	$.67	1.24	1.96	2.21

Diluted earnings per common share:
Earnings from continuing operations	$.65	1.21	1.91	2.13
Income from discontinued operations, net of tax	—	—	—	.04

Diluted earnings per common share	$.65	1.21	1.91	2.17

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2006	62,998	$6,300	1,215,660	137,796	74,250	1,434,006
Acquisition of Houston Exploration	23,990	2,399	724,013	—	—	726,412
Tax benefit of stock options exercised	—	—	28	—	—	28
Exercise of stock options	421	42	7,337	—	—	7,379
Employee stock purchase plan	24	2	744	—	—	746
Restricted stock issued, net of cancellations	618	62	(401)	—	—	(339)
Amortization of stock-based compensation	—	—	10,679	—	—	10,679
Adoption of FIN 48	—	—	—	(1,040)	—	(1,040)
Comprehensive earnings:
Net earnings	—	—	—	141,677	—	141,677
Increase in unfunded postretirement benefits, net of tax	—	—	—	—	(274)	(274)
Foreign currency translation	—	—	—	—	54,002	54,002

Total comprehensive earnings						195,405

Balances at September 30, 2007	88,051	$8,805	1,958,060	278,433	127,978	2,373,276

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Operating activities:
Net earnings	$141,677	137,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	268,590	203,426
Accretion of asset retirement obligations	4,547	5,879
Stock-based compensation	7,484	11,384
Impairments	—	2,078
Unrealized losses (gains) on derivative instruments, net	35,440	(68,178)
Amortization of deferred derivative losses	—	15,204
Unrealized foreign currency exchange (gains) losses	(7,395)	766
Gain on sale of assets	(7,176)	—
Unrealized gain on other investments	(2,521)	—
Deferred income tax expense	60,639	67,617
Other, net	2,931	(2,565)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	36,081	966
Other current assets	(2,565)	(23,330)
Accounts payable	(34,724)	(1,131)
Accrued interest and other current liabilities	17,781	(3,153)

Net cash provided by operating activities	520,789	346,616
Investing activities:
Acquisition of Houston Exploration, net of cash acquired (Note 2)	(775,960)	—
Capital expenditures for property and equipment:
Exploration, development, and other acquisition costs	(535,252)	(741,495)
Other fixed assets	(23,847)	(9,718)
Proceeds from sale of Alaska Assets (Note 2)	400,000	—
Proceeds from sales of other assets	101,734	1,367
Other, net	—	120

Net cash used in investing activities	(833,325)	(749,726)
Financing activities:
Issuance of 7 1/4% senior notes, net of issuance costs	739,176	—
Proceeds from bank borrowings	1,208,553	1,167,963
Repayments of bank borrowings	(1,104,387)	(778,924)
Repayments of bank debt assumed in acquisition	(176,885)	—
Repayments of term loans	(375,000)	—
Proceeds from Spin-off (Note 2)	—	21,670
Proceeds from the exercise of options and from employee stock purchase plan	8,125	5,246
Other, net	(13,054)	(8,599)

Net cash provided by financing activities	286,528	407,356
Effect of exchange rate changes on cash	1,658	(75)

Net (decrease) increase in cash and cash equivalents	(24,350)	4,171
Cash and cash equivalents at beginning of period	33,164	7,231

Cash and cash equivalents at end of period	$8,814	11,402

Cash paid during the period for:
Interest	$63,924	42,819
Income taxes	3,401	5,243

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of The Houston Exploration Company ("Houston Exploration") in a cash and stock transaction totaling $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The principal factors considered by management in making the acquisition included the mix of complementary high-quality assets in certain of the Company's existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The per share value of the Forest common shares issued was calculated as the average of Forest's closing share price for a five day period surrounding the announcement date of the acquisition on January 7, 2007. The cash component of the merger consideration was financed from a private placement of $750 million of senior notes due 2019 and borrowings under the Company's $1.0 billion second amended and restated credit facilities that were executed on June 6, 2007. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling $177 million.

        The acquisition, which was accounted for using the purchase method of accounting, has been included in Forest's Condensed Consolidated Financial Statements since June 6, 2007, the date the acquisition closed. The following table represents the preliminary allocation of the total purchase price of Houston Exploration to the acquired assets and liabilities of Houston Exploration as of September 30, 2007. The allocation represents the estimated fair values assigned to each of the assets acquired and liabilities assumed. The purchase price allocation is preliminary, subject to the completion of evaluations of proved and unproved oil and gas properties, deferred income taxes, contractual arrangements and legal and environmental matters. These and other estimates are subject to change as additional information becomes available and is assessed by Forest.

(In Thousands)
Fair value of Houston Exploration's net assets:
Net working capital, including cash of $3.5 million	$(37,331)
Proved oil and gas properties	1,691,873
Unproved oil and gas properties	468,100
Goodwill	201,386
Other assets	14,537
Derivative instruments	(45,170)
Long-term debt	(182,532)
Asset retirement obligations	(40,073)
Deferred income taxes	(544,111)
Other liabilities	(20,775)

Total fair value of net assets	$1,505,904

Consideration paid for Houston Exploration's net assets:
Forest common stock issued	$726,412
Cash consideration paid	749,694

Aggregate purchase consideration paid to Houston Exploration stockholders	1,476,106
Plus:
Cash settlement for Houston Exploration stock options	20,874
Direct merger costs incurred	8,924

Total consideration paid	$1,505,904

        Goodwill of $201.4 million has been recognized to the extent that the consideration paid exceeded the fair value of the net assets acquired and has been assigned to the U.S. reporting unit. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies.

        Included in the working capital assumed at the acquisition date was a severance accrual of $28.9 million for costs to involuntarily terminate employees of Houston Exploration. Management determined it would be necessary to eliminate certain overlapping positions to achieve cost savings through administrative and operational synergies. Management is still finalizing its business integration plans as a result of the acquisition and, accordingly, the severance accrual will be finalized once these plans are complete. The following table summarizes the activity in the severance accrual through September 30, 2007 since the acquisition date:

(In Thousands)
Severance accrual at June 6, 2007	$28,850
Cash payments(1)	(9,643)
Net adjustment(2)	(1,911)

Severance accrual at September 30, 2007	$17,296

(1)
Represents cash severance and excise tax payments to involuntarily terminated employees of Houston Exploration as well as the related employer tax payments paid by the Company.

(2)
Represents the net adjustment made to the accrual as the Company continues to finalize the termination plan. This net adjustment was made to the cost of the acquired company.

        The remaining severance payments are expected to be made during the period October 2007 through February 2008.

        The following summary pro forma combined statement of operations data of Forest for the three and nine month periods ended September 30, 2007 and 2006 has been prepared to give effect to the merger as if the merger had occurred on January 1, 2007 and 2006, respectively. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2007 and 2006 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors. The pro forma financial information also gives pro forma effect to Forest's spin-off of its offshore Gulf of Mexico operations completed in March 2006 and Houston Exploration's sale of substantially all of its offshore Gulf of Mexico operations completed in June 2006, as though each disposition occurred on January 1, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Revenues	$313,025	313,562	971,260	921,228
Earnings from continuing operations	57,987	102,477	153,962	164,806
Net earnings	57,987	102,477	153,962	167,228
Basic earnings per common share:
From continuing operations	$.67	1.19	1.78	1.91
Basic earnings per common share	.67	1.19	1.78	1.94
Diluted earnings per common share:
From continuing operations	$.65	1.17	1.75	1.89
Diluted earnings per common share	.65	1.17	1.75	1.91

Cotton Valley Acquisition

        On March 31, 2006, Forest completed the acquisition of oil and gas properties located primarily in the Cotton Valley trend in East Texas for approximately $255 million, as adjusted to reflect an economic effective date of February 1, 2006. Forest funded this acquisition utilizing its bank credit facilities.

Divestitures

Sale of Alaska Assets

        On August 27, 2007, Forest sold substantially all of its Alaska assets (the "Alaska Assets") to Pacific Energy Resources Ltd. ("PERL"). The total consideration received for the Alaska Assets included $400 million in cash, 10 million restricted shares of PERL common stock, and a zero coupon senior subordinated note from PERL due 2014 in the principal amount at stated maturity of $60.8 million. A portion of the cash consideration, $269 million, was applied to prepay all amounts due under the Alaska Credit Agreements, including accrued interest and prepayment premiums. Consideration received by Forest in the form of the PERL common stock and the zero coupon senior subordinated note are being held in other investments within the Condensed Consolidated Balance Sheet. Forest accounts for these investments as trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt and equity securities classified as trading securities are recorded at fair value with unrealized gains and losses recognized in the Condensed Consolidated Statements of Operations.

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

        The Spin-off was a tax-free transaction for federal income tax purposes. Prior to the Merger, as part of the Spin-off, MERI paid Forest $176.1 million. The $176.1 million was drawn on a newly created bank credit facility established by MERI immediately prior to the Spin-off. This credit facility and associated liability were included in the Spin-off. Subsequent to the closing, Forest received additional net cash proceeds of $21.7 million from MERI for a total of $197.8 million. In accordance with the transaction agreements, Forest and MERI had submitted post-closing adjustments from which Forest paid MERI $5.8 million. Additional adjustments to the cash amount may occur pending the resolution of certain matters which have been submitted to binding arbitration.

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

Other Divestitures

        During the nine months ended September 30, 2007, Forest sold properties in addition to the Alaska Assets for total proceeds of $39.1 million, including overriding royalty interests in Australia for net proceeds of $7.2 million that resulted in a gain on the sale of $7.2 million ($4.5 million net of tax). In addition, in August 2007, the Company entered into a sale-leaseback transaction whereby the Company sold its drilling rigs for cash proceeds of $62.6 million and simultaneously entered into an operating lease with the buyer which provides for monthly rental payments of $.9 million for a term of seven years. A deferred gain of $32.5 million resulted from the sale of the drilling rigs and will be amortized over the term of the lease.

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

        Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units. The following sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Earnings from continuing operations	$57,987	76,934	141,677	135,231
Income from discontinued operations, net of tax	—	—	—	2,422

Net earnings	$57,987	76,934	141,677	137,653

Weighted average common shares outstanding	86,802	62,250	72,434	62,187
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	1,811	1,234	1,585	1,194

Weighted average common shares outstanding, including the effects of dilutive securities	88,613	63,484	74,019	63,381

Basic earnings per share:
From continuing operations	$.67	1.24	1.96	2.17
From discontinued operations	—	—	—	.04

Basic earnings per share	$.67	1.24	1.96	2.21

Diluted earnings per share:
From continuing operations	$.65	1.21	1.91	2.13
From discontinued operations	—	—	—	.04

Diluted earnings per share	$.65	1.21	1.91	2.17

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in Forest's other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations, changes in the unfunded postretirement benefits, and unrealized gains (losses) related to the changes in the fair value of derivative instruments designated as cash flow hedges.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Net earnings	$57,987	76,934	141,677	137,653
Other comprehensive income (loss):
Foreign currency translation gains	25,255	294	54,002	13,552
Unfunded postretirement benefits, net of tax	(65)	—	(274)	83
Unrealized gain on derivative instruments, net of tax	—	1,381	—	79,485

Total comprehensive earnings	$83,177	78,609	195,405	230,773

(4) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2007 and 2006 under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123(R)").

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended September 30, 2007:
Total stock-based compensation costs	$1,089	3,394	551	5,034
Less: stock-based compensation costs capitalized	(501)	(1,526)	(350)	(2,377)

Stock-based compensation costs expensed	$588	1,868	201	2,657

Nine months ended September 30, 2007:
Total stock-based compensation costs	$3,771	6,658	1,343	11,772
Less: stock-based compensation costs capitalized	(1,139)	(2,546)	(854)	(4,539)

Stock-based compensation costs expensed	$2,632	4,112	489	7,233

Unamortized stock-based compensation costs as of September 30, 2007	$6,572	28,549	5,084 (2)	40,205
Weighted average amortization period remaining	1.9 years	2.0 years	2.1 years	2.0 years
Three months ended September 30, 2006:
Total stock-based compensation costs	$961	1,305	162	2,428
Less: stock-based compensation costs capitalized	(425)	(398)	(96)	(919)

Stock-based compensation costs expensed	$536	907	66	1,509

Nine months ended September 30, 2006:
Total stock-based compensation costs	$3,983	12,827	1,682	18,492
Less: stock-based compensation costs capitalized	(1,135)	(4,684)	(944)	(6,763)

Stock-based compensation costs expensed	$2,848	8,143	738	11,729

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.3 million of compensation cost was recognized for the three and nine month periods ended September 30, 2007, respectively, under the provisions of SFAS 123(R). Compensation costs for the employee stock purchase plan during the three and nine month periods ended September 30, 2006 were $.1 million and $.2 million, respectively.

(2)
Based on the closing price of the Company's common stock on September 30, 2007.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine months ended September 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2007	3,328,279	$18.80	$46,279	2,338,751
Granted at fair value(2)	651,655	42.10
Exercised	(422,326)	17.56	8,725
Cancelled	(388,082)	40.05

Outstanding at September 30, 2007	3,169,526	21.15	69,834	2,303,952

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

        The fair value of stock options granted during 2007 was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used to compute the fair market value of stock options granted during the nine months ended September 30, 2007:

Expected life of options	5.3 years
Risk free interest rate	5.10%
Estimated volatility	32%
Dividend yield	0.0%
Weighted average fair market value of options granted during the period	$15.89

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

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the nine months ended September 30, 2007.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	627,450	$43.15	77,950	$44.32
Awarded	672,450	41.32	90,400	40.98
Vested	(25,150)	29.33	—	—
Forfeited	(44,350)	42.19	(3,850)	43.71

Unvested at September 30, 2007	1,230,400	42.47	164,500	42.50

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

(5) DEBT

        Components of debt are as follows:

	September 30, 2007				December 31, 2006
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$115,000	—	—	115,000	23,000	—	—	23,000
Canadian Credit Facility	111,577	—	—	111,577	84,094	—	—	84,094
Term Loan Agreements(1)	—	—	—	—	375,000	—	—	375,000
8% Senior Notes due 2008	265,000	(73)	1,629	266,556	265,000	(146)	3,346	268,200
8% Senior Notes due 2011	285,000	5,490	3,526	294,016	285,000	6,458	4,152	295,610
7% Senior Subordinated Notes due 2013(2)	5,822	(166)	—	5,656	—	—	—	—
7 3/4% Senior Notes due 2014	150,000	(1,572)	11,701	160,129	150,000	(1,751)	13,056	161,305
7 1/4% Senior Notes due 2019(2)	750,000	—	—	750,000	—	—	—	—

Total debt	1,682,399	3,679	16,856	1,702,934	1,182,094	4,561	20,554	1,207,209
Less: current portion of long-term debt	(265,000)	73	(1,629)	(266,556)	(2,500)	—	—	(2,500)

Long-term debt	$1,417,399	3,752	15,227	1,436,378	1,179,594	4,561	20,554	1,204,709

(1)
On August 27, 2007, in connection with the sale of the Alaska Assets, Forest paid all outstanding amounts owed under its Term Loan Agreements.

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

        During the nine months ended September 30, 2007, Forest made scheduled prepayments of $1.3 million and a voluntary repayment of $110.0 million on the first lien credit agreement. In conjunction with the sale of the Alaska Assets on August 27, 2007, Forest used a portion of the $400 million cash consideration to repay in full the remaining $263.8 million principal balance outstanding under the first and second lien facilities.

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

(6) PROPERTY AND EQUIPMENT

        Forest uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which Forest has operations. During the periods presented, Forest's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Forest capitalized $12.7 million and $6.6 million of general and administrative costs (including stock-based compensation) during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, Forest capitalized $29.8 million and $24.1 million, respectively, of general and administrative costs (including stock-based compensation). Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. Forest capitalized interest expense attributed to unproved properties of $6.3 million and $.4 million during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, Forest capitalized $8.5 million and $2.4 million, respectively, of interest expense attributed to unproved properties.

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

        The following table summarizes the activity for Forest's asset retirement obligations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Asset retirement obligations at beginning of period	$64,102	211,554
Accretion expense	4,547	5,879
Liabilities incurred	3,435	1,231
Liabilities assumed	40,073	1,009
Liabilities included in the Spin-off	—	(150,182)
Liabilities settled	(863)	(6,647)
Disposition of properties	(17,476)	—
Revisions of estimated liabilities	372	(2,585)
Impact of foreign currency exchange rate	2,492	489

Asset retirement obligations at end of period	96,682	60,748
Less: current asset retirement obligations	(1,151)	(1,800)

Long-term asset retirement obligations	$95,531	58,948

(8) EMPLOYEE BENEFITS

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans (for which benefits have been frozen) and postretirement benefits in the United States for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
	(In Thousands)
Service cost	$170	—	103	137	227	—	308	443
Interest cost	636	548	94	101	1,770	1,644	282	320
Curtailment gain(1)	—	—	—	—	—	—	—	(1,851)
Expected return on plan assets	(641)	(607)	—	—	(1,922)	(1,823)	—	—
Amortization of prior service cost	79	—	—	—	105	—	—	—
Recognized actuarial loss (gain)	199	227	(22)	—	589	682	(65)	—

Total net periodic expense	$443	168	175	238	769	503	525	(1,088)

(1)
Forest recognized a $1.9 million curtailment gain in connection with the Spin-off on March 2, 2006. This gain was recorded as a reduction in general and administrative expense for the nine months ended September 30, 2006.

        Forest assumed a postretirement benefit obligation of approximately $5 million related to Houston Exploration's Supplemental Executive Retirement Plans ("SERPs") in the acquisition completed on

June 6, 2007. The SERPs are unfunded, non-tax qualified defined benefit pension plans, which provided retirement benefits to certain management level and other highly compensated employees. Participants in the SERPs are entitled to a monthly retirement benefit for life. As defined in the SERPs, all benefits under the plans become fully vested upon a change of control whether or not a participant's employment is terminated. The benefit payable is to be paid as a lump sum in the event of a change of control and the participant's employment is terminated without cause or if the participant resigns for good reason within two years following a change of control.

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

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its oil and gas derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Realized losses on derivatives designated as cash flow hedges(1)	$—	2,250	—	40,607
Realized (gains) losses on derivatives not designated as cash flow hedges(2)	(30,178)	12,883	(64,452)	30,496
Ineffectiveness recognized on derivatives designated as cash flow hedges(2)	—	—	—	(5,573)
Unrealized losses (gains) on derivatives not designated as cash flow hedges(2)	9,180	(77,914)	33,995	(62,605)

Total realized and unrealized (gains) losses recorded	$(20,998)	(62,781)	(30,457)	2,925

(1)
Included in oil and gas sales in the Condensed Consolidated Statements of Operations. Realized gains or losses on derivatives that had previously been designated as cash flow hedges at the time the Company elected to discontinue hedge accounting were required to be included as part of oil and gas sales.

(2)
Included in other income and expense in the Condensed Consolidated Statements of Operations.

        The tables below set forth Forest's outstanding commodity swaps and collars as of September 30, 2007:

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Fourth Quarter 2007	60	$7.88	7,000	$70.03
Calendar 2008	10	9.10	6,500	69.72
Calendar 2009	—	—	4,500	69.01
Calendar 2010	—	—	1,500	72.95
	Costless Collars(1)
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl
Fourth Quarter 2007	145	$7.42/9.27	4,000	$65.81/87.18
January – February 2008	130	7.39/8.89	—	—
March – December 2008	70	7.23/8.85	—	—

(1)
Included in Forest's outstanding natural gas costless collars at September 30, 2007 are natural gas costless collars assumed in the Houston Exploration acquisition with a fair value of $(10.8) million. At September 30, 2007, these costless collars had weighted average hedged floor and ceiling prices per MMBtu of $7.00/8.49 for 110 Bbtu per day for the fourth quarter 2007, $7.20/8.51 for 100 Bbtu per day for January – February 2008, and $5.00/5.72 for 20 Bbtu per day for March – December 2008.

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
January – February 2008	20	$6.00/8.00/10.00
March – December 2008	30	6.00/8.00/10.00

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of September 30, 2007:

Basis Swaps(1)
Bbtu per Day
Fourth Quarter 2007	115
Calendar 2008	80

(1)
Included in Forest's outstanding basis swaps at September 30, 2007 are basis swaps assumed in the Houston Exploration acquisition with a fair value of $1.3 million. At September 30, 2007, these basis swaps are for 80 Bbtu per day for the fourth quarter 2007 and January – February 2008.

        At September 30, 2007, the fair values of Forest's commodity derivative contracts are presented within the Condensed Consolidated Balance Sheet as liabilities of $47.1 million (of which $32.7 million was classified as current) and assets of $39.6 million (of which $36.1 million was classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        In October 2007, Forest entered into four additional natural gas swap agreements covering 40 Bbtu per day for calendar 2008 at a weighted average hedged price per MMBtu of $8.20 with 10 Bbtu per day subject to a $6.00 written put. In November 2007, Forest entered into a natural gas costless collar agreement covering 10 Bbtu per day for the period March – December 2008 at hedged floor and ceiling prices per MMBtu of $8.00 and $9.00, respectively.

Interest Rate Swaps

        The Company also may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. Unrealized gains, losses, or any settlements are recorded in other income and expense in the Condensed Consolidated Statement of Operations. Pursuant to the requirements under Forest Alaska's Credit Agreements, Forest Alaska entered into two floating to fixed interest rate swaps. In March 2007, Forest Alaska entered into a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80%. In April 2007, Forest Alaska entered into a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%. In August 2007, Forest Alaska novated these interest rate swaps to Forest. The Company has maintained these interest rate swaps to fix a portion of its variable rate interest on its Credit Facility borrowings which are LIBOR based. At September 30, 2007, the fair value of the interest rate swaps was a liability of $1.4 million (of which $.6 million was classified as current). For the three and nine months ended September 30, 2007, the Company recorded unrealized losses related to the interest rate swaps of $3.2 million and $1.4 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded realized gains related to the interest rate swaps of $.2 million and $.3 million, respectively.

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

	Oil and Gas Operations
	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$269,683	43,334	—	313,017	609,060	140,452	—	749,512
Expenses:
Lease operating expenses	40,705	7,564	—	48,269	106,151	23,185	—	129,336
Production and property taxes	15,336	776	—	16,112	34,619	2,211	—	36,830
Transportation and processing costs	3,187	2,577	—	5,764	7,298	7,918	—	15,216
Depletion	99,893	20,578	—	120,471	204,133	61,065	—	265,198
Accretion of asset retirement obligations	1,650	316	14	1,980	3,678	831	38	4,547

Earnings (loss) from operations	$108,912	11,523	(14)	120,421	253,181	45,242	(38)	298,385

Capital expenditures	$250,081	46,782	9,092	305,955	2,530,763	127,514	11,922	2,670,199

Goodwill	$272,764	17,418	—	290,182	272,764	17,418	—	290,182

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In Thousands)
Earnings from operations for reportable segments	$120,421	298,385
Marketing, processing, and other	8	791
General and administrative expense (including stock-based compensation)	(16,716)	(43,094)
Administrative asset depreciation	(1,534)	(3,392)
Interest expense	(32,567)	(86,023)
Unrealized losses on derivative instruments, net	(12,415)	(35,440)
Realized gains on derivative instruments, net	30,387	64,791
Unrealized gain on other investments	2,521	2,521
Unrealized foreign currency exchange gains	1,075	7,395
Gain on sale of assets	—	7,176
Other expense, net	(4,145)	(4,379)

Earnings before income taxes and discontinued operations	$87,035	208,731

	Oil and Gas Operations
	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$157,452	43,468	—	200,920	498,187	132,052	—	630,239
Expenses:
Lease operating expenses	27,237	7,726	—	34,963	94,420	21,403	—	115,823
Production and property taxes	8,248	726	—	8,974	28,520	2,179	—	30,699
Transportation and processing costs	2,624	2,870	—	5,494	8,908	6,957	—	15,865
Depletion	43,884	17,750	—	61,634	144,650	56,237	—	200,887
Accretion of asset retirement obligations	951	263	12	1,226	5,069	776	34	5,879
Impairments	—	—	—	—	—	—	2,078	2,078

Earnings (loss) from operations	$74,508	14,133	(12)	88,629	216,620	44,500	(2,112)	259,008

Capital expenditures	$143,194	43,471	774	187,439	676,032	118,286	6,337	800,655

Goodwill	$71,377	15,503	—	86,880	71,377	15,503	—	86,880

        A reconciliation of segment earnings (loss) from operations to consolidated earnings before income taxes and discontinued operations is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In Thousands)
Earnings from operations for reportable segments	$88,629	259,008
Marketing, processing, and other	1,919	5,899
General and administrative expense (including stock-based compensation)	(10,548)	(38,755)
Administrative asset depreciation	(871)	(2,539)
Spin-off costs	—	(5,416)
Interest expense	(19,122)	(51,613)
Unrealized gains on derivative instruments, net	77,914	68,178
Realized losses on derivative instruments, net	(12,883)	(30,496)
Unrealized foreign currency exchange loss	(766)	(766)
Other income, net	950	200

Earnings before income taxes and discontinued operations	$125,222	203,700

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        Each of the Company's 8% Senior Notes due 2008, 8% Senior Notes due 2011, 7 3/4% Senior Notes due 2014, and 7 1/4% Senior Notes due 2019 are fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Guarantor Subsidiary"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Unaudited)

(In Thousands)

	September 30, 2007					December 31, 2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,690	35	6,089	—	8,814	771	126	32,267	—	33,164
Accounts receivable	90,560	9,927	71,894	(9,620)	162,761	48,010	9,428	69,709	(1,701)	125,446
Other current assets	141,459	499	11,762	—	153,720	82,227	2,380	17,783	—	102,390

Total current assets	234,709	10,461	89,745	(9,620)	325,295	131,008	11,934	119,759	(1,701)	261,000
Property and equipment, at cost	5,170,905	232,091	2,092,542	—	7,495,538	2,819,163	236,143	2,032,142	—	5,087,448
Less accumulated depreciation, depletion and amortization	1,771,079	77,316	800,426	—	2,648,821	1,605,072	63,624	628,826	—	2,297,522

Net property and equipment	3,399,826	154,775	1,292,116	—	4,846,717	1,214,091	172,519	1,403,316	—	2,789,926
Investment in subsidiaries	716,096	—	—	(716,096)	—	648,250	—	—	(648,250)	—
Note receivable from subsidiary	73,307	—	—	(73,307)	—	59,497	—	—	(59,497)	—
Goodwill	249,804	—	40,378	—	290,182	48,417	—	37,829	—	86,246
Due from (to) parent and subsidiaries	263,042	25,145	(288,187)	—	—	236,075	(16,276)	(219,799)	—	—
Other assets	50,738	1	3,497	—	54,236	43,256	1	8,643	—	51,900

	$4,987,522	190,382	1,137,549	(799,023)	5,516,430	2,380,594	168,178	1,349,748	(709,448)	3,189,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$274,593	10,690	72,364	(9,620)	348,027	147,397	8,394	70,843	(1,701)	224,933
Current portion of long-term debt	266,556	—	—	—	266,556	—	—	2,500	—	2,500
Other current liabilities	78,704	1,030	8,532	—	88,266	33,978	(2,111)	4,641	—	36,508

Total current liabilities	619,853	11,720	80,896	(9,620)	702,849	181,375	6,283	77,984	(1,701)	263,941
Long-term debt	1,324,801	—	111,577	—	1,436,378	748,115	—	456,594	—	1,204,709
Notes payable to parent	—	—	73,307	(73,307)	—	—	—	59,497	(59,497)	—
Other liabilities	138,802	1,870	49,964	—	190,636	57,496	1,831	35,132	—	94,459
Deferred income taxes	530,790	59,830	222,671	—	813,291	(40,398)	40,949	191,406	—	191,957

Total liabilities	2,614,246	73,420	538,415	(82,927)	3,143,154	946,588	49,063	820,613	(61,198)	1,755,066
Shareholders' equity	2,373,276	116,962	599,134	(716,096)	2,373,276	1,434,006	119,115	529,135	(648,250)	1,434,006

	$4,987,522	190,382	1,137,549	(799,023)	5,516,430	2,380,594	168,178	1,349,748	(709,448)	3,189,072

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended September 30,
	2007					2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas	$141,044	2,814	46,127	—	189,985	46,159	3,793	40,344	—	90,296
Oil, condensate, and natural gas liquids	68,423	15,841	38,768	—	123,032	80,076	14,870	15,678	—	110,624
Marketing, processing, and other	(328)	—	996	(660)	8	563	(7)	2,519	(1,156)	1,919

Total revenue	209,139	18,655	85,891	(660)	313,025	126,798	18,656	58,541	(1,156)	202,839
Operating expenses:
Lease operating expenses	25,838	4,151	18,271	9	48,269	24,043	3,958	6,964	(2)	34,963
Other direct operating costs	15,331	1,358	5,187	—	21,876	10,886	1,454	2,128	—	14,468
General and administrative (including stock-based compensation)	13,466	32	3,218	—	16,716	8,910	54	1,584	—	10,548
Depreciation and depletion	81,998	4,866	35,144	(3)	122,005	35,378	4,711	22,416	—	62,505
Other operating expenses	1,297	43	640	—	1,980	905	32	289	—	1,226

Total operating expenses	137,930	10,450	62,460	6	210,846	80,122	10,209	33,381	(2)	123,710

Earnings from operations	71,209	8,205	23,431	(666)	102,179	46,676	8,447	25,160	(1,154)	79,129

Equity earnings in subsidiaries	(52,430)	—	—	52,430	—	20,993	—	—	(20,993)	—
Other income and expense:
Interest expense	25,341	—	11,818	(4,592)	32,567	17,038	—	4,555	(2,471)	19,122
Unrealized losses (gains) on derivative instruments, net	7,000	1,126	4,289	—	12,415	(65,386)	(16,167)	3,639	—	(77,914)
Realized (gains) losses on derivative instruments, net	(28,441)	(336)	(1,610)	—	(30,387)	11,538	2,541	(1,196)	—	12,883
Unrealized gains on other investments	(2,521)	—	—	—	(2,521)	—	—	—	—	—
Other (income) expense, net	(67,115)	215	1,989	67,981	3,070	(3,512)	7	144	3,177	(184)

Total other income and expense	(65,736)	1,005	16,486	63,389	15,144	(40,322)	(13,619)	7,142	706	(46,093)

Earnings before income taxes	84,515	7,200	6,945	(11,625)	87,035	107,991	22,066	18,018	(22,853)	125,222
Income tax expense:	26,528	2,624	(104)	—	29,048	31,057	8,574	8,657	—	48,288

Net earnings	$57,987	4,576	7,049	(11,625)	57,987	76,934	13,492	9,361	(22,853)	76,934

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2007					2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas	$266,253	9,810	151,976	—	428,039	171,995	11,782	128,325	—	312,102
Oil, condensate, and natural gas liquids	156,227	40,696	124,550	—	321,473	212,683	40,961	64,493	—	318,137
Marketing, processing, and other	(427)	(1)	4,069	(2,850)	791	1,298	42	6,977	(2,418)	5,899

Total revenue	422,053	50,505	280,595	(2,850)	750,303	385,976	52,785	199,795	(2,418)	636,138
Operating expenses:
Lease operating expenses	55,317	12,251	61,801	(33)	129,336	81,401	10,879	23,659	(116)	115,823
Other direct operating costs	33,806	4,065	14,175	—	52,046	30,248	5,082	11,234	—	46,564
General and administrative (including stock-based compensation)	33,706	100	9,288	—	43,094	33,207	164	5,384	—	38,755
Depreciation and depletion	148,116	13,760	106,722	(8)	268,590	111,974	14,488	76,964	—	203,426
Gain on sale of assets	—	—	(7,176)	—	(7,176)	—	—	—	—	—
Other operating expenses	2,438	153	1,956	—	4,547	10,278	93	3,002	—	13,373

Total operating expenses	273,383	30,329	186,766	(41)	490,437	267,108	30,706	120,243	(116)	417,941

Earnings from operations	148,670	20,176	93,829	(2,809)	259,866	118,868	22,079	79,552	(2,302)	218,197

Equity earnings in subsidiaries	(20,524)	—	—	20,524	—	70,794	—	—	(70,794)	—
Other income and expense:
Interest expense	54,064	9	43,716	(11,766)	86,023	46,078	90	11,905	(6,460)	51,613
Unrealized losses (gains) on derivative instruments, net	5,099	6,995	23,346	—	35,440	(57,353)	(16,627)	5,802	—	(68,178)
Realized (gains) losses on derivative instruments, net	(50,393)	(5,341)	(9,057)	—	(64,791)	25,267	5,609	(380)	—	30,496
Unrealized gains on other investments	(2,521)	—	—	—	(2,521)	—	—	—	—	—
Other (income) expense, net	(74,399)	459	(4,254)	75,178	(3,016)	(6,365)	(179)	(2,896)	10,006	566

Total other income and expense	(68,150)	2,122	53,751	63,412	51,135	7,627	(11,107)	14,431	3,546	14,497

Earnings before income taxes and discontinued operations	196,296	18,054	40,078	(45,697)	208,731	182,035	33,186	65,121	(76,642)	203,700
Income tax expense:	54,619	6,548	5,887	—	67,054	44,382	12,959	11,128	—	68,469

Earnings from continuing operations	141,677	11,506	34,191	(45,697)	141,677	137,653	20,227	53,993	(76,642)	135,231
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	2,422	—	2,422

Net earnings	$141,677	11,506	34,191	(45,697)	141,677	137,653	20,227	56,415	(76,642)	137,653

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2007				2006
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings	$95,980	11,506	34,191	141,677	61,011	20,227	56,415	137,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	148,116	13,760	106,714	268,590	111,974	14,488	76,964	203,426
Unrealized losses (gains) on derivative instruments, net	5,099	6,995	23,346	35,440	(57,353)	(16,627)	5,802	(68,178)
Deferred income tax expense	50,894	6,548	3,197	60,639	41,968	12,959	12,690	67,617
Other, net	3,510	153	(5,793)	(2,130)	28,484	92	4,170	32,746
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	23,835	(499)	12,745	36,081	553	(402)	815	966
Other current assets	(12,275)	1,881	7,829	(2,565)	(21,409)	(2,116)	195	(23,330)
Accounts payable	(15,638)	564	(19,650)	(34,724)	(5,368)	(1,033)	5,270	(1,131)
Accrued interest and other current liabilities	26,384	(179)	(8,424)	17,781	4,808	1,718	(9,679)	(3,153)

Net cash provided by operating activities	325,905	40,729	154,155	520,789	164,668	29,306	152,642	346,616
Investing activities:
Acquisitions, net of cash acquired	(775,960)	—	—	(775,960)	—	—	—	—
Capital expenditures for property and equipment	(619,509)	(19,033)	79,443	(559,099)	(580,105)	(25,964)	(145,144)	(751,213)
Proceeds from sale of Alaska	400,000	—	—	400,000
Other, net	4,301	26,120	71,313	101,734	243	—	1,244	1,487

Net cash (used) provided by investing activities	(991,168)	7,087	150,756	(833,325)	(579,862)	(25,964)	(143,900)	(749,726)
Financing activities:
Proceeds from bank borrowings	1,043,000	—	165,553	1,208,553	1,046,102	—	121,861	1,167,963
Repayments of bank borrowings	(951,000)	—	(153,387)	(1,104,387)	(687,000)	—	(91,924)	(778,924)
Repayments of debt	(176,885)	—	(375,000)	(551,885)	—	—	—	—
Issuance of 7 1/4% senior notes, net of issuance costs	739,176	—	—	739,176	—	—	—	—
Net activity in investments of subsidiaries	11,356	(47,991)	36,635	—	27,705	(3,229)	(24,476)	—
Other, net	1,535	84	(6,548)	(4,929)	26,843	—	(8,526)	18,317

Net cash provided (used) by financing activities	667,182	(47,907)	(332,747)	286,528	413,650	(3,229)	(3,065)	407,356
Effect of exchange rate changes on cash	—	—	1,658	1,658	—	—	(75)	(75)

Net increase (decrease) in cash and cash equivalents	1,919	(91)	(26,178)	(24,350)	(1,544)	113	5,602	4,171
Cash and cash equivalents at beginning of period	771	126	32,267	33,164	2,076	(114)	5,269	7,231

Cash and cash equivalents at end of period	$2,690	35	6,089	8,814	532	(1)	10,871	11,402

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

        There was no change in the amount of unrecognized tax benefits during the nine months ended September 30, 2007. Furthermore, the Company does not expect any significant change in the total amounts of unrecognized tax benefits within the 12 months ending September 30, 2008.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

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

2007 OVERVIEW

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of The Houston Exploration Company ("Houston Exploration") in a cash and stock transaction totaling $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. The principal factors management considered in making the acquisition included the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. At the time the acquisition was announced on January 7, 2007, Forest estimated the Houston Exploration net oil and gas reserves to be 655 Bcfe, of which 65% were classified as proved developed and the remaining amounts were classified as proved undeveloped. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The per share value of the Forest common shares issued was calculated as the average of Forest's closing share price for a five day period surrounding the announcement date of the acquisition on January 7, 2007. The cash component of the merger consideration was financed from a private placement of $750 million of senior notes due 2019 and borrowings under our $1.0 billion second amended and restated credit facilities that were executed on June 6, 2007. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling $177 million. The revenues and expenses associated with Houston Exploration have been included in Forest's Condensed Consolidated Statements of Operations since June 6, 2007, the date the acquisition closed.

Sale of Alaska Assets

        On August 27, 2007, Forest sold substantially all of its Alaska assets (the "Alaska Assets") to Pacific Energy Resources Ltd. ("PERL"). Forest estimated the oil and gas reserves of the Alaska Assets to be approximately 181 Bcfe at December 31, 2006. The total consideration received for the Alaska Assets included $400 million in cash, 10 million restricted shares of PERL common stock, and a zero coupon senior subordinated note from PERL due 2014 in the principal amount at stated maturity of $60.8 million. A portion of the cash consideration, $269 million, was applied to prepay all amounts due under the Forest Alaska Credit Agreements, including accrued interest and prepayment premiums.

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

Senior Notes Issuance

        On June 6, 2007, Forest issued $750 million of 7 1/4% senior notes due in 2019 ("the 7 1/4% Notes"). The net proceeds of the 7 1/4% Notes offering of $739.2 million, after deducting initial purchaser discounts, were used to fund a portion of the cash consideration for Forest's acquisition of Houston Exploration. Interest on the 7 1/4% Notes is payable semi-annually beginning December 15, 2007. Forest may redeem the 7 1/4% Notes at different intervals during the term of the notes. See 7 1/4% Senior Notes Due 2019 below for additional information.

Production Increase

        Production increased 67% during the three months ended September 30, 2007 from the corresponding period in 2006. The increase was primarily attributable to the additional production associated with the Houston Exploration acquisition partially offset by a reduction in production related to the sale of the Alaska Assets in August 2007.

Other Divestitures

        During the nine months ended September 30, 2007, Forest sold properties in addition to the Alaska Assets, including oil and gas properties with estimated proved reserves of approximately 14 Bcfe with production of approximately 2 MMcfe per day, for total proceeds of $39.1 million, including overriding royalty interests in Australia for cash proceeds of $7.2 million that resulted in a gain on the sale of $7.2 million ($4.5 million net of tax). In addition, in August 2007, Forest entered into a sale-leaseback transaction whereby it sold its drilling rigs for cash proceeds of $62.6 million and simultaneously entered into an operating lease with the buyer which provides for monthly rental payments of $.9 million for a term of seven years.

Debt Reduction

        We have previously stated a goal of maintaining financial leverage at 30-40% of book capitalization but may occasionally exceed this range when conditions warrant such as using leverage to make strategic acquisitions like the acquisition of Houston Exploration. In order to reduce leverage resulting from this acquisition, Forest completed various asset sales during the third quarter, including those discussed above, and was able to reduce its debt by $470 million in the third quarter and its debt-to-book capitalization to 42% at September 30, 2007.

RESULTS OF OPERATIONS

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007				2006
	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Production volumes:
United States	29,038	1,114	715	40,012	10,838	1,264	431	21,008
Canada	6,486	191	65	8,022	6,075	185	100	7,785

Totals	35,524	1,305	780	48,034	16,913	1,449	531	28,793

Revenues (in thousands):
United States	$161,305	80,407	27,971	269,683	59,721	85,067	14,914	159,702
United States hedging gains (losses)	—	—	—	—	2,445	(4,695)	—	(2,250)
Canada	28,680	11,923	2,731	43,334	28,130	10,785	4,553	43,468

Totals	$189,985	92,330	30,702	313,017	90,296	91,157	19,467	200,920

Average sales price:
United States	$5.55	72.18	39.12	6.74	5.51	67.30	34.60	7.60
United States hedging gains (losses)	—	—	—	—	.23	(3.71)	—	(.11)
Canada	4.42	62.42	42.02	5.40	4.63	58.30	45.53	5.58

Totals	$5.35	70.75	39.36	6.52	5.34	62.91	36.66	6.98

	Nine Months Ended September 30,
	2007				2006
	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Production volumes:
United States	55,099	3,558	1,672	86,479	38,010	3,979	1,198	69,072
Canada	19,051	603	189	23,803	17,768	557	304	22,934

Totals	74,150	4,161	1,861	110,282	55,778	4,536	1,502	92,006

Revenues (in thousands):
United States	$327,746	222,363	58,951	609,060	242,971	256,321	39,502	538,794
United States hedging losses	—	—	—	—	(19,475)	(21,132)	—	(40,607)
Canada	100,293	33,055	7,104	140,452	88,606	29,561	13,885	132,052

Totals	$428,039	255,418	66,055	749,512	312,102	264,750	53,387	630,239

Average sales price:
United States	$5.95	62.50	35.26	7.04	6.39	64.42	32.97	7.80
United States hedging losses	—	—	—	—	(0.51)	(5.31)	—	(.59)
Canada	5.26	54.82	37.59	5.90	4.99	53.07	45.67	5.76

Totals	$5.77	61.38	35.49	6.80	5.60	58.37	35.54	6.85

        Net oil and gas production in the third quarter of 2007 was 48.0 Bcfe or an average of 522.1 MMcfe per day, a 67% increase from 28.8 Bcfe or an average of 313.0 MMcfe per day in the third quarter of 2006. The increase was primarily attributable to the additional production associated with the Houston Exploration acquisition partially offset by a reduction in production related to the sale of the Alaska Assets in August 2007. Net oil and gas production in the first nine months of 2007 was 110.3 Bcfe or an average of 404.0 MMcfe per day, a 20% increase from 92.0 Bcfe or an average of 337.0 MMcfe per day in the same period of 2006. The increase in the nine month period was primarily due to the additional production volumes generated from the Houston Exploration acquisition in June 2007, which was partially offset by the spin-off of our offshore Gulf of Mexico properties in early March 2006 and the sale of the Alaska Assets in August 2007.

        Oil and natural gas revenues were $313.0 million during the three months ended September 30, 2007, a 56% increase as compared to $200.9 million for the same period in the prior year, which included realized hedging losses of $2.3 million. The increase in oil and natural gas revenues during the comparable three month periods was primarily due to the 67% increase in production volumes offset by an 8% decrease in the average realized price per Mcfe (before the effects of hedging) from the prior year period. Oil and natural gas revenues were $749.5 million during the nine months ended September 30, 2007, a 19% increase as compared to $630.2 million for the same period in the prior year, which included realized hedging losses of $40.6 million. The increase in oil and natural gas revenues during the comparable nine month periods was primarily due to the 20% increase in production volumes and a $40.6 million decrease in hedging losses on derivatives accounted for as cash flow hedges. These increases were offset by a 7% decrease in the average realized sales price per Mcfe (before the effects of hedging). No hedging gains or losses were included in the average sales prices presented for each period in 2007 because we elected to discontinue cash flow hedge accounting effective in March 2006. See Realized and Unrealized Gains and Losses on Derivative Instruments below for information on gains and losses recognized on derivative instruments not designated as cash flow hedges.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollar Amounts In Thousands, Except per Mcfe Data)
Lease operating expenses:
Direct operating expense and overhead	$41,825	31,382	112,559	98,500
Workover expense	6,444	3,581	16,777	17,323

Lease operating expenses	$48,269	34,963	129,336	115,823

Lease operating expenses per Mcfe	$1.00	1.21	1.17	1.26
Production and property taxes	$16,112	8,974	36,830	30,699
Production and property taxes as a percentage of oil and gas revenues, excluding hedging losses	5.1%	4.4%	4.9%	4.6%
Transportation and processing costs	$5,764	5,494	15,216	15,865
Transportation and processing costs per Mcfe	$.12	.19	.14	.17

Lease Operating Expenses

        Lease operating expenses decreased 17% on a per-Mcfe basis in the third quarter of 2007 to $1.00 per Mcfe from $1.21 per Mcfe in the third quarter of 2006. Lease operating expenses on a per-Mcfe basis were 7% lower during the first nine months of 2007 compared to the same period in 2006. The decrease in each period was primarily due to lower average per-unit lease operating expenses from the assets acquired from Houston Exploration and general cost reduction initiatives. Lease operating expense for the nine months ended September 30, 2006 also included two months of offshore Gulf of

Mexico operations, before the spin-off of these properties on March 2, 2006, which had an average per-unit lease operating cost of $2.21 per Mcfe.

Production and Property Taxes

        Production and property taxes were higher during the three and nine month periods ending September 30, 2007 compared to the same periods in the prior year and are due to the acquisition of Houston Exploration. Production and property taxes as a percentage of oil and gas sales, excluding hedging losses, are generally consistent for all periods presented. Normal fluctuations will occur between periods based on the approval of incentive tax credits and due to changes in tax rates or valuation assessments.

Transportation and Processing Costs

        Transportation and processing costs increased slightly to $5.8 million, or $.12 per Mcfe, in the three months ended September 30, 2007, from $5.5 million, or $.19 per Mcfe, for the corresponding 2006 period. Transportation and processing costs decreased slightly to $15.2 million, or $.14 per Mcfe, in the nine months ended September 30, 2007, from $15.9 million, or $.17 per Mcfe, for the corresponding 2006 period. The decrease on a per-Mcfe basis for each period was due primarily to the lower processing and transportation costs incurred in Canada and Alaska.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense and stock-based compensation expense incurred during the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except per Mcfe Data)
Total general and administrative costs	$24,272	14,688	60,872	44,127
General and administrative costs capitalized	(10,319)	(5,713)	(25,262)	(17,297)

General and administrative expense	$13,953	8,975	35,610	26,830

General and administrative expense per Mcfe	$.29	.31	.32	.29
Total stock-based compensation costs	$5,140	2,492	12,023	18,688
Stock-based compensation costs capitalized	(2,377)	(919)	(4,539)	(6,763)

Stock-based compensation expense	$2,763	1,573	7,484	11,925

Stock-based compensation expense per Mcfe	$.06	.05	.07	.13
Total general and administrative expense including stock-based compensation	$16,716	10,548	43,094	38,755

        The increase in general and administrative expense for the three and nine month periods in 2007 of $5.0 million and $8.8 million, respectively, as compared to the same periods in 2006 is primarily related to increased employee salary and benefit costs due to additional employees related to the acquisition of Houston Exploration. Stock-based compensation expense increased $1.2 million and decreased $4.4 million during the three and nine month periods in 2007, respectively, as compared to the same periods in 2006. The increase in stock-based compensation for the three month period was due to additional stock-based awards granted in 2007. The decrease in stock-based compensation during the first nine months of 2007 as compared to 2006 was the result of the partial settlement of our restricted stock awards and phantom stock unit awards in connection with the spin-off of the Gulf of Mexico operations on March 2, 2006.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2007 was $122.0 million as compared to $62.5 million for the same period in 2006. On an equivalent Mcf basis, DD&A expense was $2.54 per Mcfe for the three months ended September 30, 2007 as compared to $2.17 per Mcfe for the same period in the prior year. The increase of $.37 per Mcfe in 2007 was primarily due to the acquisition of Houston Exploration, which had higher than historical rates associated with it. DD&A for the nine months ended September 30, 2007 was $268.6 million as compared to $203.4 million for the same period in 2006. On an equivalent Mcf basis, DD&A expense was $2.44 per Mcfe for the nine months ended September 30, 2007 as compared to $2.21 per Mcfe for the same period in the prior year. The increase of $.23 per Mcfe was primarily due to the acquisition of Houston Exploration offset by the spin-off of the Gulf of Mexico operations in March 2006.

Interest Expense

        Interest expense in the third quarter of 2007 totaled $32.6 million as compared to $19.1 million in the third quarter of 2006. Interest expense during the first nine months of 2007 totaled $86.0 million as compared to $51.6 million in the same period of 2006. The increase in interest expense during each period in 2007 compared to the corresponding period in 2006 was due to increased average debt balances due to the acquisition of Houston Exploration and higher average interest rates primarily associated with the Forest Alaska Credit Agreements, which were repaid in August 2007, offset by an increase in capitalized interest. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties under the full cost method of accounting. Forest capitalized interest expense of $6.3 million and $.4 million during the three months ended September 30, 2007 and 2006, respectively, and $8.5 million and $2.4 million during the nine months ended September 30, 2007 and 2006, respectively. The increase in interest capitalized is due to the acquisition of Houston Exploration, which included a large investment in unproved properties.

Realized and Unrealized Gains and Losses on Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under "Other income and expense" in our Condensed Consolidated Statements of Operations for the periods indicated. Since March 2006, when Forest elected to discontinue cash flow hedge accounting for all of its derivative instruments, Forest has recognized all mark-to-market gains and losses in earnings, rather than deferring any such amounts in "Accumulated other comprehensive income" in shareholders' equity. In addition, cash settlements on derivative instruments are recorded as "Realized gains and losses on derivative instruments" in other income and expense in the Condensed Consolidated Statements of Operations rather than an adjustment to "Oil and gas sales" or "Interest expense". See

Note 9 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Realized losses (gains) on derivatives:
Oil	$3,418	16,559	(17,346)	37,595
Gas	(33,596)	(3,676)	(47,106)	(7,099)
Interest	(209)	—	(339)	—

Total	$(30,387)	12,883	(64,791)	30,496

Unrealized losses (gains) on derivatives:
Oil	$17,494	(59,532)	61,538	(32,805)
Gas	(8,314)	(18,382)	(27,543)	(35,373)
Interest	3,235	—	1,445	—

Total	$12,415	(77,914)	35,440	(68,178)

Unrealized Foreign Currency Exchange Gains and Losses

        Unrealized foreign currency exchange gains and losses relate to intercompany indebtedness between Forest Oil Corporation and our Canadian subsidiary. The intercompany debt is denominated in U.S. dollars and with the recent strength in the Canadian dollar, unrealized foreign currency gains have been recorded for each period in 2007.

Unrealized Gain on Other Investments

        For the three and nine month periods ended September 30, 2007, Forest recorded an unrealized gain on other investments of $2.5 million related to the PERL common stock received as a portion of the consideration in the sale of the Alaska Assets in August 2007.

Current and Deferred Income Tax Expense

        Forest recorded income tax expense of $29.0 million in the three months ended September 30, 2007, as compared to $48.3 million in the comparable period of 2006. Our effective tax rate for the three months ended September 30, 2007 of 33.4% was lower than our statutory rate for the period of approximately 36% due to the release of valuation allowances on capital loss carryforwards in Canada and capital gains in Canada which are taxed at 50% of statutory rates. Our effective tax rate for the three months ended September 30, 2006 was 38.6%, which approximated our statutory rate for the period of approximately 38%.

        Forest recorded income tax expense of $67.1 million and $68.5 million in the nine months ended September 30, 2007 and 2006, respectively. Our effective tax rates for the nine months ended September 30, 2007 and 2006 were 32.1% and 33.6%, respectively. The low effective tax rate for the nine months ended September 30, 2007 relative to our statutory rate was primarily due to statutory rate reductions enacted in Canada, the release of valuation allowances, lower apportioned state income tax rates, and capital gains in Canada that are taxed at 50% of statutory rates. The low effective tax rate for the nine months ended September 30, 2006 relative to our statutory rate was primarily due to 2006 statutory rate reductions enacted in Canada and changes in the Texas income tax law partially offset by non-deductible spin-off costs and an increase in our estimated combined state income tax rates resulting from the spin-off of our offshore Gulf of Mexico operations.

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

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of November 1, 2007, Forest has hedged approximately 75 Bcfe of its 2008 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a portion of our production in 2008. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk", below.

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

        At September 30, 2007, there were outstanding borrowings of $115.0 million under the U.S. credit facility at a weighted average interest rate of 6.67%, and there were outstanding borrowings of $111.6 million under the Canadian credit facility at a weighted average interest rate of 6.4%. We also had used the Credit Facilities for approximately $2.6 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $770.8 million at September 30, 2007.

Term Loan Financing Agreements

        On December 8, 2006, Forest, through its wholly-owned subsidiaries, Forest Alaska Operating LLC and Forest Alaska Holding LLC (together "Forest Alaska"), issued, on a non-recourse basis to Forest, term loan financing facilities in the aggregate principal amount of $375 million. The issuance was comprised of two term loan facilities, including a $250 million first lien credit agreement and a $125 million second lien credit agreement (together the "Credit Agreements"). The loan proceeds were used to fund a $350 million distribution to Forest, which Forest used to pay down its U.S. credit facility, and to provide Forest Alaska working capital for its operations and pay transaction fees and expenses.

        During the nine months ended September 30, 2007, Forest made scheduled prepayments of $1.3 million and a voluntary repayment of $110.0 million on the first lien credit agreement. In conjunction with the sale of the Alaska Assets on August 27, 2007, Forest used a portion of the $400 million cash consideration to repay the remaining $263.8 million principal balance outstanding under the Credit Agreements.

7 1/4% Senior Notes Due 2019

        On June 6, 2007, Forest issued $750 million of 7 1/4% senior notes due in 2019 at par for net proceeds of $739.2 million, after deducting initial purchaser discounts, which were used to fund a portion of the cash merger consideration for Forest's acquisition of Houston Exploration. The 7 1/4% Notes were issued under an indenture (the "Indenture") dated as of June 6, 2007 among Forest, Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest ("Forest Permian"), as subsidiary guarantor, and U.S. Bank National Association, as trustee. The 7 1/4% Notes are jointly and severally guaranteed by Forest Permian on an unsecured basis. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2007. The 7 1/4% Notes will mature on June 15, 2019.

Cash Flow

        Net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Net cash provided by operating activities	$520,789	346,616
Net cash used in investing activities	(833,325)	(749,726)
Net cash provided by financing activities	286,528	407,356

        The increase in net cash provided by operating activities of $174.2 million in the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to higher net income before non-cash charges and a decreased investment in net operating assets and liabilities in the first nine months of 2007 as compared to the same period in 2006. The increase in cash used in investing activities of $83.6 million during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 was primarily due to the cash used in the acquisition of Houston Exploration of $776.0 million (including cash consideration, cash settlement of stock options, and direct merger costs) in June 2007 as compared to approximately $255 million used to fund our purchase of the Cotton Valley assets in East Texas in 2006 offset by the proceeds from the sale of the Alaska Assets and other properties during the first nine months of 2007 for aggregate proceeds of $501.7 million. Net cash provided by financing activities in the nine months ended September 30, 2007 included the issuance of the 7 1/4% Notes for net proceeds of $739.2 million, net bank proceeds of $104.2 million, and proceeds from the exercise of stock options and from the employee stock purchase plan of $8.1 million offset by the repayment of Houston Exploration's bank debt of $176.9 million and repayments on the term loans of $375.0 million. Net cash provided by financing activities in the nine months ended September 30, 2006 included net bank proceeds of $389.0 million. The 2006 period also included $21.7 million of proceeds from the spin-off of our Gulf of Mexico operations and proceeds from the exercise of stock options and from the employee stock purchase plan of approximately $5.2 million.

Capital Expenditures

        Expenditures for property acquisition, exploration, and development were as follows:

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Property acquisition costs(1):
Proved properties	$1,654,930	260,029
Unproved properties	468,100	51,700

	2,123,030	311,729
Exploration costs:
Direct costs	154,562	151,125
Overhead capitalized	11,362	9,933

	165,924	161,058
Development costs:
Direct costs	362,806	313,742
Overhead capitalized	18,439	14,126

	381,245	327,868

Total capital expenditures for property acquisition, exploration, and development(1)(2)	$2,670,199	800,655

(1)
Total capital expenditures include both cash expenditures, accrued cash expenditures, and non-cash capital expenditures including stock issued for properties and stock-based compensation capitalized under the full cost method of accounting.

(2)
Does not include the effect of estimated discounted asset retirement obligations.

        For the nine months ended September 30, 2007, expenditures for exploration and development activities totaled $547.2 million. Forest's anticipated expenditures for exploration and development in 2007 are estimated to range from $760 million to $810 million. Some of the factors impacting the level of capital expenditures in 2007 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

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

        We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described in the Form 10-K and this Report under the caption "Risk Factors." The financial results of our foreign operations are also subject to currency exchange rate risks.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2007, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Fourth Quarter 2007	60	$7.88	$4,848	7,000	$70.03	$(3,771)
Calendar 2008	10	9.10	4,072	6,500	69.72	(13,947)
Calendar 2009	—	—	—	4,500	69.01	(9,772)
Calendar 2010	—	—	—	1,500	72.95	(837)

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the hedged gas is sold. As of September 30, 2007, we had entered into the following basis swaps:

	Basis Swaps(1)
	Bbtu per Day	Fair Values (In Thousands)
Fourth Quarter 2007	115	$985
Calendar 2008	80	1,461

(1)
Included in Forest's outstanding basis swaps at September 30, 2007 are basis swaps assumed in the Houston Exploration acquisition with a fair value of $1.3 million. At September 30, 2007, these basis swaps are for 80 Bbtu per day for the fourth quarter 2007 and January – February 2008.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price; and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2007, we had entered into the following collars:

	Costless Collars(1)
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
Fourth Quarter 2007	145	$7.42/9.27	$8,783	4,000	$65.81/87.18	$(218)
January – February 2008	130	7.39/8.89	1,303	—	—	—
March – December 2008	70	7.23/8.85	(3,782)	—	—	—

(1)
Included in Forest's outstanding natural gas costless collars at September 30, 2007 are natural gas costless collars assumed in the Houston Exploration acquisition with a fair value of $(10.8) million. At September 30, 2007, these costless collars had weighted average hedged floor and ceiling prices per MMBtu of $7.00/8.49 for 110 Bbtu per day for the fourth quarter 2007, $7.20/8.51 for 100 Bbtu per day for January – February 2008, and $5.00/5.72 for 20 Bbtu per day for March – December 2008.

Three-Way Costless Collars

        Forest also enters into three-way costless collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of September 30, 2007, we had entered into the following three-way collars:

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value (In Thousands)
January – February 2008	20	$6.00/8.00/10.00	$402
March – December 2008	30	6.00/8.00/10.00	3,022

        The fair value of our commodity derivative instruments based on the futures prices quoted on September 30, 2007 was a net liability of $7.5 million.

        In October 2007, Forest entered into four additional natural gas swap agreements covering 40 Bbtu per day for calendar 2008 at a weighted average hedged price per MMBtu of $8.20 with 10 Bbtu per day subject to a $6.00 written put. In November 2007, Forest entered into a natural gas costless collar agreement covering 10 Bbtu per day for the period March – December 2008 at hedged floor and ceiling prices per MMBtu of $8.00 and $9.00, respectively.

Fair Value Reconciliation

        The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2007, beginning with the fair value of our derivative contracts on December 31, 2006:

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2006	$66,119	—	66,119
Fair value of acquired derivatives	(45,170)	—	(45,170)
Settlements of acquired derivatives	5,596	—	5,596
Net increase (decrease) in fair value	30,456	(1,105)	29,351
Net contract gains recognized	(64,452)	(339)	(64,791)

As of September 30, 2007	$(7,451)	(1,444)	(8,895)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at September 30, 2007:

	2008	2011	2012	2013	2014	2019	Total	Fair Value
	(Dollar Amounts In Thousands)
Bank credit facilities:
Variable rate	$—	—	226,577	—	—	—	226,577	226,577
Average interest rate(1)	—	—	6.53%	—	—	—	6.53%
Short-term debt:
Fixed rate	$265,000	—	—	—	—	—	265,000	267,650
Coupon interest rate	8.00%	—	—	—	—	—	8.00%
Effective interest rate(2)	7.13%	—	—	—	—	—	7.13%
Long-term debt:
Fixed rate	$—	285,000	—	5,822	150,000	750,000	1,190,822	1,203,760
Coupon interest rate	—	8.00%	—	7.00%	7.75%	7.25%	7.58%
Effective interest rate(2)	—	7.71%	—	7.00%	6.56%	7.25%	7.27%

(1)
As of September 30, 2007.

(2)
The effective interest rate on the 8% Senior Notes due 2008, the 8% Senior Notes due 2011, and the 7 3/4% Senior Notes due 2014 is reduced from the coupon rate as a result of amortization of gains related to the termination of related interest rate swaps.

Interest Rate Swaps

        Forest holds two floating to fixed interest rate swaps. One is a $75 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.80% and the other is a $112.5 million floating to fixed interest rate swap for three years at a one month LIBOR fixed rate of 4.96%. At September 30, 2007, the fair value of these interest rate swaps was a liability of $1.4 million.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the Officers who certify Forest's financial reports and the Board of Directors.

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended September 30, 2007 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On June 6, 2007, Forest acquired The Houston Exploration Company pursuant to an agreement and plan of merger. In connection with the acquisition, on June 6, 2007, Houston Exploration was merged with and into Forest, with Forest continuing as the surviving entity. Houston Exploration's directors and Forest were named as defendants in a shareholder lawsuit brought by the City of Monroe Employees' Retirement System (the "Plaintiff") on June 22, 2006 in State court in Houston, Texas. On August 2, 2007, Plaintiff filed with the court a notice of nonsuit without prejudice and a request for dismissal. The court approved the request for dismissal on August 10, 2007.

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

        We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit," which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test writedown." Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown would not impact cash flow from operating activities, but it would reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. We cannot assure you that we will not experience ceiling test writedowns in the future. Our Canadian full cost pool, in particular, could be adversely impacted by moderate declines in commodity prices. In addition, our ceiling test cushion is subject to fluctuation as a result of our corporate development activity which is difficult to fully assess prior to completion. For example, our acquisition of Houston Exploration in June 2007 is expected to increase the risk of a ceiling test writedown in the future and the sale of our Alaska Assets in August 2007 was expected to have an unfavorable impact on the third quarter ceiling test. At September 30, 2007, the ceiling test cushion was negatively impacted by the Houston Exploration merger and the sale of the Alaska Assets, but the impact of these activities was offset by favorable third quarter results associated with Forest's properties.

We have substantial debt, which may materially affect our operations.

        As of September 30, 2007, the principal amount of our outstanding consolidated debt was approximately $1.7 billion, including approximately $226.6 million outstanding under the combined U.S. and Canadian bank credit facilities among Forest and its Canadian subsidiary. Our debt represented 42% of our total capitalization at September 30, 2007. Further, we may incur additional debt in the future, including in connection with acquisitions and refinancings.

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

        We currently have oil and gas operations in Canada, Italy, Gabon, and South Africa. As a result, we are exposed to the risks of international operations, including political and economic developments, royalty and tax increases, changes in laws or policies affecting our exploration and development activities, and currency exchange risks, as well as changes in the policies of the United States affecting trade, taxation, and investment in other countries. We have significant operations in Canada. For the nine months ended September 30, 2007, the revenues and expenses of such operations represented approximately 19% of our consolidated oil and gas revenues and 18% of our consolidated production costs. The revenues and expenses of these operations are denominated in Canadian dollars. As a result, the profitability of our Canadian operations is subject to the risk of fluctuations in the exchange rates between the U.S. dollar and Canadian dollar. In addition, our Canadian operations may be adversely affected by recent regulatory developments. The majority of our Canadian operations are located in Alberta, Canada, and, in October 2007, the Alberta Government announced a new oil and gas royalty framework to take effect in January 2009. We are evaluating the new royalty structure and its impact on our Canadian operations, which could have an adverse effect on our Canadian operations and financial performance.

        Although we do not have material operations in Italy, Gabon and South Africa and have not assigned any proved reserves to our properties in these countries, our ongoing operations may be adversely affected by political, economic and regulatory developments, changes in the local royalty and tax regimes, and currency fluctuations. In South Africa, we have an interest in offshore properties that have tested natural gas. While no proved reserves have been assigned to these properties as commercial sales contracts have not been established, and if we are unable to arrange for commercial use of these properties, we may not be able to recoup our investment and may not realize our anticipated financial and operating results from these properties. The South African government adopted legislation in 2002 to revise the process pursuant to which it grants petroleum exploration and production licenses and issued the implementing regulations in 2004. Under the new regulations, we have applied to the government to convert one existing prospecting sublease into an exploration right. In addition, we have applied for a production right covering the geographic area of our other existing prospecting sublease. The government has not taken final action on these applications. We cannot predict whether these applications will be granted or whether any granted rights will meet our economic or operational requirements, in which event we may choose to relinquish these leases and lose our investment, which totals approximately $50 million.

        In addition, over the last several years, we have increased the level of drilling and related development activities in Italy and are currently working to obtain approvals necessary to construct pipelines and facilities and bring two wells on production, which is expected to occur in the first half of 2009. Fluctuations in the exchange rates between the U.S. dollar and the euro may adversely impact our expenses and our profitability models.

Item 6. EXHIBITS

  (a)
  Exhibits.

10.1	Amendment No. 4 to Forest Oil Corporation 2001 Stock Incentive Plan dated June 5, 2007.
10.2	Amendment to Forest Oil Corporation Salary Deferral Deferred Compensation Plan dated August 30, 2007.
10.3	First Amendment to Forest Oil Corporation Executive Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2005.
10.4	Amendment to Forest Oil Corporation Amended and Restated 2005 Salary Deferred Compensation Plan dated August 30, 2007.
10.5	Form of Amendment to Grandfathered Senior Vice President Severance Agreement.
10.6	Form of Amendment to Senior Vice President Severance Agreement.
10.7	Form of Amendment to Grandfathered Vice President Severance Agreement.
10.8	Form of Amendment to Vice President Severance Agreement.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
November 8, 2007

	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Amendment No. 4 to Forest Oil Corporation 2001 Stock Incentive Plan dated June 5, 2007.
10.2	Amendment to Forest Oil Corporation Salary Deferral Deferred Compensation Plan dated August 30, 2007.
10.3	First Amendment to Forest Oil Corporation Executive Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2005.
10.4	Amendment to Forest Oil Corporation Amended and Restated 2005 Salary Deferred Compensation Plan dated August 30, 2007.
10.5	Form of Amendment to Grandfathered Senior Vice President Severance Agreement.
10.6	Form of Amendment to Senior Vice President Severance Agreement.
10.7	Form of Amendment to Grandfathered Vice President Severance Agreement.
10.8	Form of Amendment to Vice President Severance Agreement.
31.1	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

QuickLinks

FOREST OIL CORPORATION INDEX TO FORM 10-Q September 30, 2007
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited) (In Thousands)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 6. EXHIBITS
SIGNATURES
Exhibit Index