Form 10-Q
period 2008-03-31
FOREST OIL CORP
filed 2008-05-08
CIK 38079

Use these links to rapidly review the document
FOREST OIL CORPORATION INDEX TO FORM 10-Q March 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or
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

         As of April 30, 2008 there were 88,753,183 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,919	9,685
Accounts receivable	217,648	201,617
Derivative instruments	464	30,006
Deferred income taxes	60,537	23,854
Other investments	28,411	34,694
Other current assets	83,894	61,518

Total current assets	392,873	361,374
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,833,490 and $2,742,539	4,562,932	4,414,710
Unproved	548,699	568,510

Net oil and gas properties	5,111,631	4,983,220
Other property and equipment, net of accumulated depreciation and amortization of $31,543 and $30,011	47,197	42,595

Net property and equipment	5,158,828	5,025,815
Derivative instruments	4,824	—
Goodwill	254,459	265,618
Other assets	50,289	42,741

	$5,861,273	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329,865	361,089
Accrued interest	35,523	7,693
Derivative instruments	162,563	72,675
Current portion of long-term debt	265,454	266,002
Asset retirement obligations	3,308	2,562
Other current liabilities	27,033	28,361

Total current liabilities	823,746	738,382
Long-term debt	1,540,492	1,503,035
Asset retirement obligations	88,382	87,943
Derivative instruments	52,814	38,171
Deferred income taxes	894,040	853,427
Other liabilities	68,256	62,779

Total liabilities	3,467,730	3,283,737
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 88,618,466 and 88,379,409 shares issued and outstanding	8,862	8,838
Capital surplus	1,976,331	1,966,569
Retained earnings	292,298	306,062
Accumulated other comprehensive income	116,052	130,342

Total shareholders' equity	2,393,543	2,411,811

	$5,861,273	5,695,548

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues	$376,530	182,609
Operating expenses:
Lease operating expenses	37,565	36,040
Production and property taxes	20,051	7,910
Transportation and processing costs	4,925	4,194
General and administrative (including stock-based compensation)	19,288	12,971
Depreciation and depletion	115,567	60,459
Accretion of asset retirement obligations	1,784	1,275
Gain on sale of assets	—	(7,176)

Total operating expenses	199,180	115,673

Earnings from operations	177,350	66,936
Other income and expense:
Interest expense	27,857	24,353
Unrealized losses on derivative instruments, net	142,213	57,838
Realized losses (gains) on derivative instruments, net	3,663	(25,134)
Unrealized foreign currency exchange loss (gain)	2,775	(49)
Unrealized loss on investments, net	7,091	—
Other expense (income), net	837	(888)

Total other income and expense	184,436	56,120

Earnings (loss) before income taxes	(7,086)	10,816
Income tax:
Current	(22)	878
Deferred	(2,332)	3,047

Total income tax	(2,354)	3,925

Net earnings (loss)	$(4,732)	6,891

Basic earnings (loss) per common share	$(.05)	.11

Diluted earnings (loss) per common share	$(.05)	.11

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2007	88,379	$8,838	1,966,569	306,062	130,342	2,411,811
Exercise of stock options	251	25	4,534	—	—	4,559
Employee stock purchase plan	9	1	364	—	—	365
Restricted stock issued, net of cancellations	(9)	(1)	1	—	—	—
Amortization of stock-based compensation	—	—	5,397	—	—	5,397
Adoption of EITF 06-4 and EITF 06-10	—	—	—	(9,032)	—	(9,032)
Restricted stock redeemed and other	(12)	(1)	(534)	—	—	(535)
Comprehensive loss:
Net loss	—	—	—	(4,732)	—	(4,732)
Foreign currency translation	—	—	—	—	(14,290)	(14,290)

Total comprehensive loss						(19,022)

Balances at March 31, 2008	88,618	$8,862	1,976,331	292,298	116,052	2,393,543

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Operating activities:
Net earnings (loss)	$(4,732)	6,891
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	115,567	60,459
Accretion of asset retirement obligations	1,784	1,275
Stock-based compensation expense	3,857	1,796
Unrealized losses on derivative instruments, net	142,213	57,838
Gain on sale of assets	—	(7,176)
Deferred income tax	(2,332)	3,047
Unrealized foreign currency exchange loss (gain)	2,775	(49)
Unrealized loss on other investments, net	7,091	—
Other, net	(1,024)	(1,080)
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(17,665)	(9,392)
Other current assets	(5,581)	(14,562)
Accounts payable	(47,955)	(41,148)
Accrued interest and other current liabilities	13,074	16,939

Net cash provided by operating activities	207,072	74,838
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(257,650)	(135,486)
Other fixed assets	(6,428)	(7,510)
Proceeds from sales of assets	466	1,661
Other, net	5	—

Net cash used by investing activities	(263,607)	(141,335)
Financing activities:
Proceeds from bank borrowings	383,590	182,027
Repayments of bank borrowings	(340,622)	(139,759)
Repayments of term loans	—	(625)
Proceeds from the exercise of options and from employee stock purchase plan	4,924	997
Other, net	967	8,463

Net cash provided by financing activities	48,859	51,103
Effect of exchange rate changes on cash	(90)	(684)

Net decrease in cash and cash equivalents	(7,766)	(16,078)
Cash and cash equivalents at beginning of period	9,685	33,164

Cash and cash equivalents at end of period	$1,919	17,086

Cash paid during the period for:
Interest	$5,222	11,600
Income taxes	44	574

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and its cash flows for the three months ended March 31, 2008 and 2007. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

        The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations. Assumptions, judgments, and estimates are also required in determining impairments of undeveloped properties, valuing deferred tax assets, and estimating fair values of financial instruments, including derivative instruments.

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2008 financial statement presentation.

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Ark-La-Tex Properties Acquisition

        On May 2, 2008, Forest completed its acquisition of producing oil and natural gas properties located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Forest paid approximately $281 million, subject to customary adjustments, for the assets using funds advanced from its credit facility.

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of The Houston Exploration Company ("Houston Exploration") in a cash and stock transaction totaling approximately $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The cash component of the merger consideration was financed from a private placement of $750 million of 7 1/4% senior notes due 2019 and borrowings under the Company's credit facilities. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling $177 million.

        The acquisition, which was accounted for using the purchase method of accounting, has been included in Forest's Condensed Consolidated Financial Statements since June 6, 2007, the date the acquisition closed. The following table represents the preliminary allocation of the total purchase price of Houston Exploration to the acquired assets and liabilities of Houston Exploration as of March 31, 2008. The allocation represents the estimated fair values assigned to each of the assets acquired and liabilities assumed. The purchase price allocation is preliminary, subject to the completion of evaluations of proved and unproved oil and gas properties, deferred income taxes, contractual arrangements, and legal and environmental matters. These and other estimates are subject to change as additional information becomes available and is assessed by Forest.

(In Thousands)
Fair value of Houston Exploration's net assets:
Net working capital, including cash of $3.5 million	$(13,430)
Proved oil and gas properties	1,741,823
Unproved oil and gas properties	448,100
Goodwill	166,201
Other assets	14,537
Derivative instruments	(45,170)
Long-term debt	(182,532)
Asset retirement obligations	(36,424)
Deferred income taxes	(569,001)
Other liabilities	(18,795)

Total fair value of net assets	$1,505,309

Consideration paid for Houston Exploration's net assets:
Forest common stock issued	$726,412
Cash consideration paid	749,694

Aggregate purchase consideration paid to Houston Exploration stockholders	1,476,106
Plus:
Cash settlement for Houston Exploration stock options	20,075
Direct merger costs incurred	9,128

Total consideration paid	$1,505,309

        Goodwill of $166.2 million has been recognized to the extent that the consideration paid exceeded the fair value of the net assets acquired and has been assigned to the U.S. geographical business segment. Goodwill is not expected to be deductible for tax purposes. The principal factors that

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

contributed to the recognition of goodwill include the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies.

        Included in the working capital assumed at the acquisition date was a severance accrual of $28.9 million for costs to involuntarily terminate employees of Houston Exploration. Management determined it would be necessary to eliminate certain overlapping positions to achieve cost savings through administrative and operational synergies. As of March 31, 2008, management has finalized its termination plan as a result of the acquisition and all severance payments have been made. The following table summarizes the activity in the severance accrual through March 31, 2008 since the acquisition date.

(In Thousands)
Severance accrual at June 6, 2007	$28,850
Cash payments(1)	(26,805)
Net adjustment(2)	(2,045)

Severance accrual at March 31, 2008	$—

(1)
Represents cash severance and excise tax payments to involuntarily terminated employees of Houston Exploration as well as the related employer tax payments paid by the Company.

(2)
Represents the net adjustment made to the accrual as the Company continued to finalize the termination plan. This net adjustment was made to the cost of the acquired company.

        The following summary pro forma combined statement of operations data of Forest for the three months ended March 31, 2007 has been prepared to give effect to the merger as if the merger had occurred on January 1, 2007. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2007, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines,

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

Three Months Ended March 31, 2007
(In Thousands, Except Per Share Amounts)
Revenues	$303,806
Earnings from continuing operations	8,067
Net earnings	8,067
Basic earnings per common share:
From continuing operations	$.09
Basic earnings per common share	.09
Diluted earnings per common share:
From continuing operations	$.09
Diluted earnings per common share	.09

Divestitures

Sale of Alaska Assets

        On August 27, 2007, Forest sold all of its assets located in Alaska (the "Alaska Assets") to Pacific Energy Resources Ltd. ("PERL"). The total consideration received for the Alaska Assets included $400 million in cash, 10 million shares of PERL common stock (subject to certain restrictions) (the "PERL Shares"), and a zero coupon senior subordinated note from PERL due 2014 in the principal amount at stated maturity of $60.8 million (the "PERL Note"). A portion of the cash consideration, $269 million, was applied to prepay all amounts due under the Alaska term loan agreements, including accrued interest and prepayment premiums. Consideration received by Forest in the form of the PERL common stock and the zero coupon senior subordinated note are being held in other investments within the Condensed Consolidated Balance Sheets. Forest accounts for these investments as trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in debt and equity securities classified as trading securities are recorded at fair value with unrealized gains and losses recognized in "Other income and expense" in the Condensed Consolidated Statements of Operations.

Sale of Australian Overriding Royalty Interests

        In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million, which resulted in a gain on the sale of $7.2 million.

(3) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

treasury shares. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units. Stock options, unvested restricted stock grants, and unvested phantom stock units were not included in the calculation of diluted loss per share for the three months ended March 31, 2008 as their inclusion would have an antidilutive effect. The following sets forth the calculation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$(4,732)	6,891

Weighted average common shares outstanding during the period	87,294	62,393
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	—	1,341

Weighted average common shares outstanding, including the effects of dilutive securities	87,294	63,734

Basic earnings (loss) per share	$(.05)	.11

Diluted earnings (loss) per share	$(.05)	.11

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three months ended March 31, 2008 and 2007 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Net earnings (loss)	$(4,732)	6,891
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(14,290)	2,826
Unfunded postretirement benefits, net of tax	—	(104)

Total comprehensive earnings (loss)	$(19,022)	9,613

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three months ended March 31, 2008 and 2007 under the provisions of SFAS No. 123 (Revised), Share-Based Payment ("SFAS 123(R)") and the remaining unamortized amounts and the weighted average amortization period remaining as of March 31, 2008.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three Months Ended March 31, 2008:
Total stock-based compensation costs	$835	4,436	653	5,924
Less: stock-based compensation costs capitalized	(347)	(1,453)	(393)	(2,193)

Stock-based compensation costs expensed	$488	2,983	260	3,731

Unamortized stock-based compensation costs as of March 31, 2008	$4,605	25,959	4,389 (2)	34,953
Weighted average amortization period remaining	2.0 years	1.7 years	1.6 years	1.7 years
Three Months Ended March 31, 2007:
Total stock-based compensation costs	$933	1,433	224	2,590
Less: stock-based compensation costs capitalized	(309)	(420)	(138)	(867)

Stock-based compensation costs expensed	$624	1,013	86	1,723

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table above) under which $.1 million of compensation cost was recognized for each of the three month periods ended March 31, 2008 and 2007 under the provisions of SFAS 123(R).

(2)
Based on the closing price of the Company's common stock on March 31, 2008.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the three months ended March 31, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2008	2,941,506	$21.35	$87,816	2,275,314
Granted	—	—
Exercised	(250,522)	18.20	8,118
Cancelled	(23,971)	26.94

Outstanding at March 31, 2008	2,667,013	21.60	72,137	2,164,643

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION (Continued)

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the three months ended March 31, 2008.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	1,281,000	$43.41	164,500	$42.50
Awarded	19,250	47.63	800	47.56
Vested	(38,300)	41.95	—	—
Forfeited	(27,950)	44.42	(1,200)	41.13

Unvested at March 31, 2008	1,234,000	43.50	164,100	42.53

        The phantom stock units can be settled in cash, shares of common stock, or a combination of both. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

        Components of debt are as follows:

	March 31, 2008				December 31, 2007
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$200,000	—	—	200,000	165,000	—	—	165,000
Canadian Credit Facility	132,491	—	—	132,491	129,126	—	—	129,126
8% Senior Notes due 2008	265,000	(24)	478	265,454	265,000	(48)	1,050	266,002
8% Senior Notes due 2011	285,000	4,844	3,106	292,950	285,000	5,167	3,315	293,482
7% Senior Subordinated Notes due 2013	5,822	(151)	—	5,671	5,822	(158)	—	5,664
7 3/4% Senior Notes due 2014	150,000	(1,452)	10,832	159,380	150,000	(1,512)	11,275	159,763
7 1/4% Senior Notes due 2019	750,000	—	—	750,000	750,000	—	—	750,000

Total debt	1,788,313	3,217	14,416	1,805,946	1,749,948	3,449	15,640	1,769,037
Less: current portion of long-term debt	(265,000)	24	(478)	(265,454)	(265,000)	48	(1,050)	(266,002)

Long-term debt	$1,523,313	3,241	13,938	1,540,492	1,484,948	3,497	14,590	1,503,035

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

Bank Credit Facilities

        On June 6, 2007, Forest entered into amended and restated credit facilities with lender commitments totaling $1.0 billion. The amended and restated facilities consist of an $850 million U.S. credit facility (the "U.S. Credit Facility") and $150 million Canadian credit facility (the "Canadian Credit Facility", and together with the U.S. Credit Facility, the "Credit Facilities"). On May 5, 2008, the Company secured commitment letters from its existing and new lenders to amend the Credit Facilities and to exercise an accordion option to increase the size of the Credit Facilities. The pending amendment and accordion option will increase the combined commitments under the U.S. Credit Facility and Canadian Credit Facility to $1.8 billion and establish a global borrowing base at $1.8 billion. The Credit Facilities, as amended, will consist of the U.S. Credit Facility in the increased amount of $1.65 billion, with a syndicate of banks led by JPMorgan Chase Bank, N.A., and the $150 million Canadian Credit Facility, with a syndicate of banks led by JPMorgan Chase Bank, N.A.,

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

Toronto Branch. The increased global borrowing base will be allocated $1.65 billion to the U.S. Credit Facility and $150 million to the Canadian Credit Facility. The Company expects to complete the documentation and implement the amended Credit Facilities in mid-May 2008. The Credit Facilities, as so amended, will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base ("Global Borrowing Base") which currently is set at $1.4 billion, with $1.25 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility, and will increase to $1.8 billion as described above. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and include financial covenants.

        Under certain conditions, amounts outstanding under the Credit Facilities may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. Subject to notice and cure periods in certain cases, other events of default under either of the Credit Facilities will result in acceleration of the indebtedness under the facilities at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facilities (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Credit Facility.

        The Credit Facilities include provisions and conditions linked to Forest's credit ratings. For example, the Company's collateral requirements will vary based on the Company's credit ratings. In general, Forest's ability to raise funds and the cost of any financing activities may be affected by the Company's credit ratings at the time any such activities are conducted.

        The Credit Facilities are collateralized by a portion of Forest's assets. The Company is also required to mortgage and grant a security interest in the greater of 75% of the present value of its consolidated proved oil and gas properties, or 1.875 multiplied by the allocated U.S. borrowing base. The Company also has pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, the Company could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings by Moody's and S&P improve and meet pre-established levels, the collateral requirements would not apply and, at the Company's request, the banks would release their liens and security interests on its properties.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) PROPERTY AND EQUIPMENT

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. For the three months ended March 31, 2008 and 2007, Forest capitalized $12.1 million and $8.2 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2008 and 2007, the Company capitalized $5.2 million and $.8 million, respectively, of interest expense attributed to unproved properties.

        Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. There were no provisions for impairment of proved oil and gas properties in 2008 or 2007, although the Company's ceiling test in each of its cost centers could be adversely impacted by declines in commodity prices.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) ASSET RETIREMENT OBLIGATIONS

        Forest records estimated future asset retirement obligations pursuant to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Forest's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2008 and 2007. The increase in total asset retirement obligations at March 31, 2008 compared to March 31, 2007 is primarily due to the acquisition of Houston Exploration in June 2007 offset by the sale of the Alaska Assets in August 2007.

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Asset retirement obligations at beginning of period	$90,505	64,102
Accretion expense	1,784	1,275
Liabilities incurred	2,417	693
Liabilities settled	(843)	(563)
Liabilities assumed	319	—
Revisions of estimated liabilities	(1,921)	175
Impact of foreign currency exchange rate	(571)	131

Asset retirement obligations at end of period	91,690	65,813
Less: current asset retirement obligations	(3,308)	(3,055)

Long-term asset retirement obligations	$88,382	62,758

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) EMPLOYEE BENEFITS

Pension Plans and Postretirement Benefits

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three months ended March 31, 2008 and 2007.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
	(In Thousands)
Service cost	$—	—	127	103
Interest cost	569	553	110	94
Expected return on plan assets	(633)	(641)	—	—
Recognized actuarial loss (gain)	182	195	(30)	(22)

Total net periodic expense	$118	107	207	175

Split Dollar Life Insurance

        The Company provides life insurance benefits for certain retirees and former executives under split dollar life insurance plans. Under the life insurance plans, the Company is assigned a portion of the benefits. No current employees are covered by these plans. On January 1, 2008, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4") and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). Pursuant to these pronouncements, the Company recognized a liability for the estimated cost of maintaining the insurance policies during the postretirement periods of the retirees and former executives in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). Upon adoption, Forest recorded a $9.0 million liability as a change in accounting principle through a cumulative effect adjustment to retained earnings. The weighted average discount rate used to determine the postretirement benefit obligation and accretion expense was 5.55%. The Company's estimate of costs expected to be paid in 2008 to maintain these life insurance policies is $1.1 million. Accretion of the discounted life insurance obligations totaled $.1 million during the three months ended March 31, 2008. As of March 31, 2008, the Company's liability associated with the life insurance policies was $8.1 million. In addition, as of March 31, 2008, the Company had recorded a $2.7 million asset representing the estimated cash surrender value of the life insurance policies.

(9) FAIR VALUE MEASUREMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. We will adopt SFAS 157

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis as of January 1, 2009 pursuant to the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not materially impact the Company's financial position, results of operations, or cash flow.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of March 31, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including: (i) the Company's commodity and interest rate derivative instruments, and (ii) other investments, which are comprised of the PERL Note and the PERL Shares.

        The Company used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars and three-way collars. The Company's derivative instruments are included within the Level 2 fair value hierarchy. The Company also used the income approach in determining the fair value of its PERL Note and PERL Shares, utilizing present value techniques for valuing its PERL Note and an option-pricing model for valuing its PERL Shares. Because the PERL Shares are restricted and not registered for public sale, they could not be valued within the Level 1 fair value hierarchy and are instead included within the Level 2 fair value hierarchy. The PERL Note is included within the Level 3 fair value hierarchy.

        The Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2008, were as follows:

Description	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments	$5,288	—	5,288
Other investments	12,342	16,069	28,411
Liabilities:
Derivative instruments	(215,377)	—	(215,377)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Other Investments
(In Thousands)
Balance at December 31, 2007	$15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	1,046
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements (net)	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2008	$16,069

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$238

        Gains and losses (realized and unrealized) included in earnings for the period (above) are reported in the Condensed Consolidated Statement of Operations as follows:

	Unrealized Loss on Investments, Net	Other Expense (Income), Net(1)
	(In Thousands)
Total (gains) or losses included in earnings for the period	$(238)	(808)

Change in unrealized (gains) or losses relating to assets still held at March 31, 2008	$(238)	—

(1)
Represents imputed interest income on the PERL Note.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS

Commodity Derivatives

        Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, the Company has elected not to account for the derivatives as cash flow hedges. As such, the Company recognizes all changes in fair value of its derivative instruments in earnings rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity as would be done if cash flow hedge accounting was utilized.

        The tables below set forth Forest's outstanding commodity swaps and collars as of March 31, 2008.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
April - May 2008	50	$8.38	6,500	$69.72
June 2008	60	8.73	6,500	69.72
Third Quarter 2008	60	8.73	6,500	69.72
Fourth Quarter 2008	60	8.73	6,500	69.72
Calendar 2009	100	9.27	4,500	69.01
Calendar 2010	—	—	1,500	72.95

(1)
10 Bbtu per day is subject to a $6.00 written put for Calendar 2008.

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu
Second Quarter 2008	80	$7.33/8.87
Third Quarter 2008	80	7.33/8.87
Fourth Quarter 2008	80	7.33/8.87
Calendar 2009	40	8.25/10.92

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
Second Quarter 2008	30	$6.00/8.00/10.00
Third Quarter 2008	30	6.00/8.00/10.00
Fourth Quarter 2008	30	6.00/8.00/10.00

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of March 31, 2008, Forest had basis swaps outstanding covering 80 Bbtu per day for the remainder of 2008.

        At March 31, 2008, the fair values of Forest's commodity derivative instruments are presented within the Condensed Consolidated Balance Sheet as liabilities of $205.9 million (of which $158.2 million is classified as current) and assets of $5.3 million (of which $.5 million is classified as current). Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparties to the swap and collar agreements.

        In April 2008, the Company entered into two additional gas swap agreements. One swap is for 10 Bbtu per day at a hedged price of $10.75 per MMBtu for a term of June 2008 through December 2008. The other swap is for 10 Bbtu per day at a hedged price of $10.00 per MMBtu for a term covering all of Calendar 2009.

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its oil and gas derivative instruments for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives(1)	$3,379	(25,134)
Unrealized losses on derivatives(1)	137,430	57,888

Total realized and unrealized losses recorded	$140,809	32,754

(1)
Included in "Other income and expense" in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

        The Company may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. As of March 31, 2008, the Company had entered into the following floating-to-fixed interest rate swaps.

	Notional Amount (In Thousands)	Floating Rate	Weighted Average Fixed Rate
April 2007 - April 2010	$187,500	1 month LIBOR	4.90%
June 2008 - June 2011	150,000	1 month LIBOR	2.70%

        At March 31, 2008, the fair values of Forest's interest rate swaps are presented within the Condensed Consolidated Balance Sheet as liabilities of $9.5 million (of which $4.4 million is classified as current). For the three months ended March 31, 2008 and 2007, the Company recorded unrealized losses (gains) related to the interest rate swaps of $4.8 million and $(.1) million, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

For the three months ended March 31, 2008, the Company recorded realized losses related to the interest rate swaps of $.3 million. All unrealized and realized gains and losses on the Company's interest rate swaps are recorded in "Other income and expense" in the Condensed Consolidated Statements of Operations, as the Company has not elected to account for its interest rate swaps using hedge accounting.

(11) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2008, Forest conducted operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended March 31, 2008
	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$315,496	61,091	—	376,587
Expenses:
Lease operating expenses	28,934	8,631	—	37,565
Production and property taxes	19,174	877	—	20,051
Transportation and processing costs	2,432	2,493	—	4,925
Depletion	91,859	22,089	—	113,948
Accretion of asset retirement obligations	1,475	288	21	1,784

Earnings (loss) from operations	$171,622	26,713	(21)	198,314

Capital expenditures(1)	$195,739	71,175	905	267,819

Goodwill	$237,578	16,881	—	254,459

(1)
Includes estimated discounted asset retirement obligations of $.8 million related to assets placed in service during the three months ended March 31, 2008.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings (loss) before income taxes is as follows:

Three Months Ended March 31, 2008
(In Thousands)
Earnings from operations for reportable segments	$198,314
Marketing, processing, and other	(57)
General and administrative expense (including stock-based compensation)	(19,288)
Administrative asset depreciation	(1,619)
Interest expense	(27,857)
Unrealized losses on derivative instruments, net	(142,213)
Realized losses on derivative instruments, net	(3,663)
Unrealized foreign currency exchange loss	(2,775)
Unrealized loss on investments, net	(7,091)
Other expense, net	(837)

Earnings (loss) before income taxes	$(7,086)

	Oil and Gas Operations
	Three Months Ended March 31, 2007
	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$137,424	45,132	—	182,556
Expenses:
Lease operating expenses	28,635	7,405	—	36,040
Production and property taxes	7,220	690	—	7,910
Transportation and processing costs	1,713	2,481	—	4,194
Depletion	41,232	18,431	—	59,663
Accretion of asset retirement obligations	1,002	261	12	1,275

Earnings (loss) from operations	$57,622	15,864	(12)	73,474

Capital expenditures(1)	$98,943	56,725	629	156,297

Goodwill	$71,377	15,008	—	86,385

(1)
Includes estimated discounted asset retirement obligations of $.9 million related to assets placed in service during the three months ended March 31, 2007.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings (loss) before income taxes is as follows:

Three Months Ended March 31, 2007
(In Thousands)
Earnings from operations for reportable segments	$73,474
Marketing, processing, and other	53
General and administrative expense (including stock-based compensation)	(12,971)
Administrative asset depreciation	(796)
Interest expense	(24,353)
Unrealized losses on derivative instruments, net	(57,838)
Realized gains on derivative instruments, net	25,134
Unrealized foreign currency exchange gain	49
Gain on sale of assets	7,176
Other income, net	888

Earnings (loss) before income taxes	$10,816

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area.

	Total Assets
	March 31, 2008	December 31, 2007
	(In Thousands)
United States	$4,969,535	4,828,582
Canada	815,833	791,714
International	75,905	75,252

Total assets	$5,861,273	5,695,548

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

	Long-Lived Assets(1)
	March 31, 2008	December 31, 2007
	(In Thousands)
United States	$4,585,097	4,487,257
Canada	753,502	730,418
International	74,688	73,758

Total long-lived assets	$5,413,287	5,291,433

(1)
Includes net property and equipment and goodwill.

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2008, 8% senior notes due 2011, 7 3/4% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiary, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2008					December 31, 2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$795	272	852	—	1,919	1,189	386	8,110	—	9,685
Accounts receivable	128,295	10,453	88,832	(9,932)	217,648	121,698	8,979	80,890	(9,950)	201,617
Other current assets	163,074	372	9,860	—	173,306	140,752	273	9,047	—	150,072

Total current assets	292,164	11,097	99,544	(9,932)	392,873	263,639	9,638	98,047	(9,950)	361,374
Property and equipment, at cost	5,517,866	246,902	2,259,093	—	8,023,861	5,363,127	240,748	2,194,490	—	7,798,365
Less accumulated depreciation, depletion and amortization	1,928,387	88,178	848,468	—	2,865,033	1,852,033	82,743	837,774	—	2,772,550

Net property and equipment	3,589,479	158,724	1,410,625	—	5,158,828	3,511,094	158,005	1,356,716	—	5,025,815
Investment in subsidiaries	756,162	—	—	(756,162)	—	740,964	—	—	(740,964)	—
Note receivable from subsidiary	73,307	—	—	(73,307)	—	73,307	—	—	(73,307)	—
Goodwill	214,618	—	39,841	—	254,459	225,178	—	40,440	—	265,618
Due from (to) parent and subsidiaries	321,769	16,654	(338,423)	—	—	308,381	28,409	(336,790)	—	—
Other assets	51,904	(1)	3,210	—	55,113	39,424	1	3,316	—	42,741

	$5,299,403	186,474	1,214,797	(839,401)	5,861,273	5,161,987	196,053	1,161,729	(824,221)	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243,479	9,259	87,059	(9,932)	329,865	293,523	9,810	67,706	(9,950)	361,089
Current portion of long-term debt	265,454	—	—	—	265,454	266,002	—	—	—	266,002
Other current liabilities	221,983	1,027	5,417	—	228,427	103,288	1,012	6,991	—	111,291

Total current liabilities	730,916	10,286	92,476	(9,932)	823,746	662,813	10,822	74,697	(9,950)	738,382
Long-term debt	1,408,001	—	132,491	—	1,540,492	1,373,909	—	129,126	—	1,503,035
Notes payable to parent	—	—	73,307	(73,307)	—	—	—	73,307	(73,307)	—
Other liabilities	159,639	1,693	48,120	—	209,452	136,362	1,690	50,841	—	188,893
Deferred income taxes	607,304	59,332	227,404	—	894,040	577,092	62,509	213,826	—	853,427

Total liabilities	2,905,860	71,311	573,798	(83,239)	3,467,730	2,750,176	75,021	541,797	(83,257)	3,283,737
Shareholders' equity	2,393,543	115,163	640,999	(756,162)	2,393,543	2,411,811	121,032	619,932	(740,964)	2,411,811

	$5,299,403	186,474	1,214,797	(839,401)	5,861,273	5,161,987	196,053	1,161,729	(824,221)	5,695,548

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2008					2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$254,051	25,880	94,052	2,547	376,530	81,751	14,993	87,680	(1,815)	182,609
Operating expenses:
Lease operating expenses	24,143	3,147	10,266	9	37,565	12,818	4,515	18,776	(69)	36,040
Other direct operating costs	18,041	1,856	5,079	—	24,976	6,964	1,307	3,833	—	12,104
General and administrative (including stock-based compensation)	16,876	6	2,406	—	19,288	9,903	31	3,037	—	12,971
Depreciation and depletion	76,353	5,435	33,782	(3)	115,567	24,145	4,117	32,200	(3)	60,459
Gain on sale of assets	—	—	—	—	—	—	—	(7,176)	—	(7,176)
Accretion of asset retirement obligations	1,409	41	334	—	1,784	573	40	662	—	1,275

Total operating expenses	136,822	10,485	51,867	6	199,180	54,403	10,010	51,332	(72)	115,673

Earnings from operations	117,229	15,395	42,185	2,541	177,350	27,348	4,983	36,348	(1,743)	66,936

Equity earnings in subsidiaries	28,879	—	—	(28,879)	—	8,938	—	—	(8,938)	—
Other income and expense:
Interest expense	24,192	—	7,985	(4,320)	27,857	12,012	7	15,765	(3,431)	24,353
Unrealized losses (gains) on derivative instruments, net	139,974	20,163	(17,924)	—	142,213	36,730	6,983	14,125	—	57,838
Realized (gains) losses on derivative instruments, net	(821)	3,888	596	—	3,663	(16,759)	(3,185)	(5,190)	—	(25,134)
Other expense (income), net	3,449	(34)	1,775	5,513	10,703	(3,189)	154	(1,333)	3,431	(937)

Total other income and expense	166,794	24,017	(7,568)	1,193	184,436	28,794	3,959	23,367	—	56,120

Earnings (loss) before income taxes	(20,686)	(8,622)	49,753	(27,531)	(7,086)	7,492	1,024	12,981	(10,681)	10,816
Income tax	(15,954)	(3,177)	16,777	—	(2,354)	601	273	3,051	—	3,925

Net earnings (loss)	$(4,732)	(5,445)	32,976	(27,531)	(4,732)	6,891	751	9,930	(10,681)	6,891

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2008				2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(32,263)	(5,445)	32,976	(4,732)	(3,790)	751	9,930	6,891
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	76,353	5,435	33,779	115,567	24,145	4,117	32,197	60,459
Unrealized losses (gains) on derivative instruments, net	139,974	20,163	(17,924)	142,213	36,730	6,983	14,125	57,838
Deferred income tax	(15,902)	(3,177)	16,747	(2,332)	266	273	2,508	3,047
Other, net	10,894	41	3,548	14,483	798	39	(6,071)	(5,234)
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(6,746)	(1,474)	(9,445)	(17,665)	988	1,772	(12,152)	(9,392)
Other current assets	(4,145)	(99)	(1,337)	(5,581)	(10,083)	235	(4,714)	(14,562)
Accounts payable	(45,586)	(737)	(1,632)	(47,955)	(32,759)	(398)	(7,991)	(41,148)
Accrued interest and other current liabilities	11,338	(37)	1,773	13,074	15,172	(91)	1,858	16,939

Net cash provided by operating activities	133,917	14,670	58,485	207,072	31,467	13,681	29,690	74,838
Investing activities:
Capital expenditures for property and equipment	(159,393)	(6,037)	(98,648)	(264,078)	(61,955)	(4,509)	(76,532)	(142,996)
Other, net	23	—	448	471	7,625	—	(5,964)	1,661

Net cash used by investing activities	(159,370)	(6,037)	(98,200)	(263,607)	(54,330)	(4,509)	(82,496)	(141,335)
Financing activities:
Proceeds from bank borrowings	306,000	—	77,590	383,590	153,000	—	29,027	182,027
Repayments of bank borrowings	(271,000)	—	(69,622)	(340,622)	(121,000)	—	(18,759)	(139,759)
Net activity in investments from subsidiaries	(13,027)	(8,832)	21,859	—	(14,870)	(9,258)	24,128	—
Other, net	3,086	85	2,720	5,891	6,041	197	2,597	8,835

Net cash provided (used) by financing activities	25,059	(8,747)	32,547	48,859	23,171	(9,061)	36,993	51,103
Effect of exchange rate changes on cash	—	—	(90)	(90)	—	—	(684)	(684)

Net (decrease) increase in cash and cash equivalents	(394)	(114)	(7,258)	(7,766)	308	111	(16,497)	(16,078)
Cash and cash equivalents at beginning of period	1,189	386	8,110	9,685	771	126	32,267	33,164

Cash and cash equivalents at end of period	$795	272	852	1,919	1,079	237	15,770	17,086

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any eligible items.

        In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations ("SFAS 141(R)"), which significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations that are completed or close on or after the beginning of the first annual reporting period that begins on or after December 15, 2008. The adoption of this pronouncement may have a material impact on the accounting for any acquisition the Company may make after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of this pronouncement will have no impact on the Company's financial position or results of operations, but may require expanded disclosures about derivative instruments.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

        We currently conduct our operations in three geographical segments and five business units. Geographical segments include: the United States, Canada, and International. Business units include: Western, Eastern, Southern, Canada, and International. We conduct exploration and development activities in each of our geographical segments; however, substantially all of our estimated proved reserves and all of our producing properties are located in North America. At December 31, 2007, approximately 85% of our estimated proved oil and natural gas reserves were in the United States, approximately 12% were in Canada, and approximately 3% were in Italy. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included in Forest's 2007 Annual Report on Form 10-K under the heading "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions."

        Over the last several years, we have implemented a strategy directed at transforming Forest from a predominantly Gulf of Mexico oil and gas producer with frontier exploration emphasis to a North American onshore producer with numerous low risk opportunities for growth. As part of this transformation, we have made several key acquisitions and dispositions, including most recently the acquisition of The Houston Exploration Company ("Houston Exploration") in June 2007 and the sale of our Alaska operations in August 2007.

Acquisition of Houston Exploration

        On June 6, 2007, Forest completed the acquisition of Houston Exploration in a cash and stock transaction totaling approximately $1.5 billion and the assumption of Houston Exploration's debt. Houston Exploration was an independent natural gas and oil producer engaged in the exploration, development, exploitation, and acquisition of natural gas and oil reserves in North America. Houston Exploration had operations in four producing regions within the United States: South Texas, East Texas, the Arkoma Basin of Arkansas, and the Uinta and DJ Basins in the Rocky Mountains. At the time of the acquisition in June 2007, Forest estimated the Houston Exploration oil and gas reserves to be 653 Bcfe, of which 71% were classified as proved developed and the remaining amounts were classified as proved undeveloped. Pursuant to the terms and conditions of the agreement and plan of merger ("Merger Agreement"), Forest paid total merger consideration of $750 million in cash and issued approximately 24 million common shares, valued at $30.28 per share. The cash component of the merger consideration was financed from a private placement of $750 million of 7 1/4% senior notes due 2019 and borrowings under our $1.0 billion second amended and restated credit facilities that were executed on June 6, 2007. Immediately following the completion of the merger, Forest repaid all of Houston Exploration's outstanding bank debt totaling $177 million. The revenues and expenses associated with Houston Exploration have been included in Forest's Condensed Consolidated Statement of Operations since June 6, 2007, the date the acquisition closed.

Sale of Alaska Assets

        On August 27, 2007, Forest sold all of its assets located in Alaska (the "Alaska Assets") to Pacific Energy Resources Ltd. ("PERL"). Forest estimated the proved oil and gas reserves associated with the Alaska Assets at closing to be 173 Bcfe. The total consideration received for the Alaska Assets included $400 million in cash, 10 million shares of PERL common stock (subject to certain restrictions) (the "PERL Shares"), and a zero coupon senior subordinated note from PERL due 2014 in the principal amount at stated maturity of $60.8 million (the "PERL Note").

First Quarter and Other 2008 Highlights

Ark-La-Tex Acquisition

        On May 2, 2008, Forest completed an acquisition of producing oil and natural gas properties including approximately 69,000 gross acres (47,000 net acres) located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Based on Forest's internal review, Forest attributed estimated proved oil and gas reserves of approximately 110 Bcfe to these assets as of the closing date, which produced an average of 13 MMcfe per day in 2007. Forest paid approximately $281 million, subject to customary adjustments, for the assets using funds advanced under its credit facility.

Increase in Production

        Net daily production increased 58% during the three months ended March 31, 2008 from the corresponding period in 2007. The production increase is discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Revised Capital Expenditures Budget

        On May 2, 2008, in connection with the acquisition of the Ark-La-Tex properties and new capital programs, Forest revised its 2008 capital expenditures budget from $900 million to $1 billion to between $1.15 billion and $1.25 billion.

Amended Credit Facilities

        On May 5, 2008, Forest secured commitment letters from its lenders to amend its bank credit facilities and exercise the accordion option to increase the combined commitment amount from $1 billion to $1.8 billion and increase the global borrowing base to $1.8 billion.

Utica Shale Discovery

        On April 1, 2008, Forest announced a natural gas discovery in the Utica Shale located on approximately 269,000 net acres, under lease or farmout, in the St. Lawrence Lowlands in Quebec, Canada. Forest completed two vertical pilot wells in 2007, testing the Utica Shale with production rates up to 1 MMcfe per day. The Utica Shale play is in the early stages and Forest plans to drill three horizontal wells in 2008 to refine the drilling and completion techniques. If these wells are successful, first production is expected to start in late 2009.

RESULTS OF OPERATIONS

        Forest reported a net loss of $4.7 million in the first quarter of 2008 compared to net earnings of $6.9 million in the first quarter of 2007. Each quarter was negatively impacted by fair value adjustments on our derivative instruments, which primarily consist of oil and natural gas swaps and collars. In the first quarter of 2008, we recognized unrealized losses on derivative instruments of $142.2 million compared to $57.8 million in the first quarter of 2007. Earnings from operations were $177.4 million in the first quarter of 2008 compared to $66.9 million in the first quarter of 2007. Discussion of the components of the changes in our quarterly results follows.

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three months ended March 31, 2008 and 2007, are set forth in the table below. This table does not include miscellaneous marketing and processing losses of $.1 million and revenues of $.1 million for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008				2007
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	26,358	939	676	36,048	10,347	1,110	441	19,653
Canada	5,817	188	84	7,449	5,974	206	59	7,564

Totals	32,175	1,127	760	43,497	16,321	1,316	500	27,217

Revenues (in thousands):
United States	$193,300	89,610	32,586	315,496	64,074	60,606	12,744	137,424
Canada	40,127	16,022	4,942	61,091	33,223	10,089	1,820	45,132

Totals	$233,427	105,632	37,528	376,587	97,297	70,695	14,564	182,556

Average sales price:
United States	$7.33	95.43	48.20	8.75	6.19	54.60	28.90	6.99
Canada	6.90	85.22	58.83	8.20	5.56	48.98	30.85	5.97

Totals	$7.25	93.73	49.38	8.66	5.96	53.72	29.13	6.71

        Net oil and gas production in the first quarter of 2008 was 43.5 Bcfe or an average of 478.0 MMcfe per day, a 58% increase from an average of 302.4 MMcfe per day, or 27.2 Bcfe, in the first quarter of 2007. The net increase in oil and gas production was primarily attributable to the Houston Exploration acquisition in June 2007, which was partially offset by the sale of the Alaska Assets in August 2007.

        Oil and natural gas revenues were $376.6 million during the three months ended March 31, 2008, reflecting a 106% increase as compared to $182.6 million for the same period in the prior year. The increase in oil and natural gas revenues was due to the 58% increase in daily production and a 29% increase in average realized sales price during the quarter. No hedging gains or losses were included in the average sales prices presented given our election not to utilize cash flow hedge accounting. See Realized and Unrealized Gains and Losses—Derivative Instruments below for information on gains and losses recognized on derivative instruments.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$37,565	36,040
Production and property taxes	20,051	7,910
Transportation and processing costs	4,925	4,194

Production expense	$62,541	48,144

Production expense per Mcfe:
Lease operating expenses	$.86	1.32
Production and property taxes	.46	.29
Transportation and processing costs	.11	.15

Production expense per Mcfe	$1.44	1.77

        Lease operating expenses in the first quarter of 2008 were $37.6 million compared to $36.0 million in the first quarter of 2007. The $1.6 million increase was primarily attributable to the Houston Exploration acquisition in June 2007 offset by the sale of the Alaska Assets in August 2007. On a per-Mcfe basis, lease operating expenses decreased 35% to $.86 per Mcfe in the first quarter of 2008 from $1.32 per Mcfe in the first quarter of 2007, primarily due to lower average per-unit lease operating expenses from the assets associated with the Houston Exploration acquisition and the divestiture of the Alaska Assets, which had higher average per-unit lease operating expenses.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately with our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 5.3% and 4.3% for the three months ended March 31, 2008 and 2007, respectively. Normal fluctuations will occur between periods based on the approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs increased to $4.9 million, or $.11 per Mcfe, in the three months ended March 31, 2008 from $4.2 million, or $.15 per Mcfe, for the corresponding 2007 period. The $.04 per Mcfe decrease was primarily due to lower per-unit transportation costs recognized in 2008 as a result of the sale of the Alaska Assets in August 2007.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$6,050	2,663
Other general and administrative costs	25,349	18,515
General and administrative costs capitalized	(12,111)	(8,207)

General and administrative expense	$19,288	12,971

General and administrative expense per Mcfe	$.44	.48

        General and administrative expense in the first quarter 2008 increased $6.3 million to $19.3 million from $13.0 million in the first quarter of 2007. The 48% increase in general and administrative expense was primarily related to increased employee salary and benefit costs resulting from the acquisition of Houston Exploration in June 2007 and increased stock-based compensation. For each of the two quarters, 39% of general and administrative costs was capitalized.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") for the three months ended March 31, 2008 was $115.6 million compared to $60.5 million for the same period in 2007. On an equivalent Mcf basis, DD&A expense was $2.66 per Mcfe for the three months ended March 31, 2008 compared to $2.22 per Mcfe for the same period in the prior year. The increase of $.44 per Mcfe was primarily due to the acquisition of the Houston Exploration properties in June 2007.

Gain on Sale of Assets

        In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million, which resulted in a gain on the sale of $7.2 million.

Interest Expense

        Interest expense in the first quarter of 2008 totaled $27.9 million compared to $24.4 million in the first quarter of 2007. The increase in interest expense was primarily due to an increase in average indebtedness offset by lower average interest rates and additional interest capitalization. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties under the full cost method of accounting. Forest capitalized interest of $5.2 million and $.8 million during the three months ended March 31, 2008 and 2007, respectively. The increase in interest capitalized is due to the acquisition of Houston Exploration in June 2007, which included a large investment in unproved properties.

Realized and Unrealized Gains and Losses

Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under "Other income and expense" in our Condensed Consolidated Statements of Operations for the periods indicated. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$16,702	(17,077)
Gas	(13,323)	(8,057)
Interest	284	—

Total	$3,663	(25,134)

Unrealized losses (gains) on derivatives, net:
Oil	$14,759	25,861
Gas	122,671	32,027
Interest	4,783	(50)

Total	$142,213	57,838

Other Investments

        Unrealized loss on other investments totaled $7.1 million for the three months ended March 31, 2008. The unrealized loss on other investments relates to fair value adjustments to the PERL Shares and the PERL Note. See Note 9 to the Condensed Consolidated Financial Statements for more information on the fair value of our other investments.

Foreign Currency Exchange

        Unrealized foreign currency exchange losses were $2.8 million for the first quarter of 2008 compared to gains of approximately $.1 million in the first quarter of 2007. The unrealized foreign currency exchange gains and losses relate to the outstanding intercompany indebtedness between Forest Oil Corporation and our Canadian subsidiary. The intercompany debt is denominated in U.S. dollars and with the recent strength in the U.S. dollar, an unrealized foreign exchange loss was recognized in 2008.

Current and Deferred Income Tax

        Our effective income tax rate was 33.2% and 36.3% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our effective income tax rate was primarily due to Canadian statutory rate reductions that were enacted in December of 2007, partially offset by an increased apportioned state income tax rate as a result of the Houston Exploration acquisition in June 2007.

LIQUIDITY AND CAPITAL RESOURCES

        In 2008, as in 2007, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions.

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of May 1, 2008, Forest has hedged approximately 53 Bcfe of its remaining 2008 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a large portion of our production through 2008. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below.

        Our revolving U.S. and Canadian bank credit facilities provide another source of liquidity. On May 5, 2008, we entered into commitment letters with our lenders to amend the bank credit facilities and increase the commitments from $1 billion to $1.8 billion and establish the global borrowing base at $1.8 billion. We expect to implement the amended credit facilities in mid-May 2008. These credit facilities, which mature in June 2012, are used to fund daily operating activities and certain acquisitions and debt refinancings in the United States and Canada as needed. See "Bank Credit Facilities" below for details.

        The public capital markets have been our principal source of funds to finance large acquisitions and other types of large expenditures outside ordinary operating activities. We have issued debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, the price for oil and natural gas, the value and performance of Forest's debt and equity securities, and other risks as explained in Part 1, Item 1A—"Risk Factors" of our 2007 Annual Report on Form 10-K and Part II, Item 1A of this report.

        In addition, during 2008 we plan to divest certain of our non-core assets that are part of our Western business unit. Funds that we may receive from any divestitures may provide another source of liquidity in 2008.

        We believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our daily operating activities, interest, and general and administrative expenses, our 2008 capital expenditure budget, and our short-term contractual obligations, including the repayment of our 8% senior notes that will come due in June 2008, at current levels for the foreseeable future.

Bank Credit Facilities

        On June 6, 2007, Forest entered into amended and restated credit facilities with lender commitments totaling $1.0 billion. The amended and restated facilities consist of an $850 million U.S. credit facility (the "U.S. Credit Facility") and $150 million Canadian credit facility (the "Canadian Credit Facility", and together with the U.S. Credit Facility, the "Credit Facilities"). On May 5, 2008, Forest secured commitment letters from its existing and new lenders to amend the Credit Facilities and to exercise an accordion option to increase the size of the Credit Facilities. The pending amendment and accordion option will increase the combined commitments under the U.S. Credit Facility and Canadian Credit Facility to $1.8 billion and establish a global borrowing base at $1.8 billion. The Credit Facilities, as amended, will consist of the U.S. Credit Facility in the increased amount of $1.65 billion, with a syndicate of banks led by JPMorgan Chase Bank, N.A., and the $150 million Canadian Credit Facility, with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The increased global borrowing base will be allocated $1.65 billion to the U.S. Credit Facility and $150 million to the Canadian Credit Facility. We expect to complete the documentation and implement the amended Credit Facilities in mid-May 2008. The Credit Facilities, as so amended, will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base ("Global Borrowing Base") which currently is set at $1.4 billion, with $1.25 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility, and will increase to $1.8 billion as described above. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and include financial covenants.

        Under certain conditions, amounts outstanding under the Credit Facilities may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. Subject to notice and cure periods in certain cases, other events of default under either of the Credit Facilities will result in acceleration of the indebtedness under the facilities at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facilities (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Credit Facility.

        The Credit Facilities include provisions and conditions linked to Forest's credit ratings. For example, our collateral requirements will vary based on our credit ratings. In general, Forest's ability to raise funds and the cost of any financing activities may be affected by our credit ratings at the time any such activities are conducted.

        The Credit Facilities are collateralized by a portion of Forest's assets. We are required to mortgage and grant a security interest in the greater of 75% of the present value of our consolidated proved oil and gas properties, or 1.875 multiplied by the allocated U.S. borrowing base. We also have pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, we could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings by Moody's and S&P improve and meet pre-established levels, the collateral requirements would not apply and, at our request, the banks would release their liens and security interests on our properties.

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

        At March 31, 2008, there were outstanding borrowings of $200.0 million under the U.S. Credit Facility at a weighted average interest rate of 4.1%, and there were outstanding borrowings of $132.5 million under the Canadian Credit Facility at a weighted average interest rate of 4.9%. We also had used the Credit Facilities for approximately $2.9 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $664.6 million at March 31, 2008. At May 2, 2008, there were outstanding borrowings of $480.0 million under the U.S. Credit Facility at a weighted average interest rate of 3.8%, and there were outstanding borrowings of $128.1 million under the Canadian Credit Facility at a weighted average interest rate of 4.8%. We also had used the Credit Facilities for approximately $2.6 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $389.3 million at May 2, 2008. The decrease in the unused borrowing amount from March 31, 2008 to May 2, 2008 was primarily due to advances to fund the Ark-La-Tex acquisition.

Credit Ratings

        Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with them. Moody's Investor Services and Standard & Poor's Rating Services currently rate each series of our senior notes and, in addition, they have assigned Forest a general credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under credit facilities or the debt issued under the indentures for our senior notes. However, our bank credit facilities include conditions linked to our credit ratings and our collateral obligations may be affected by our credit ratings. Also, the indentures for the senior notes include terms that will allow us greater flexibility if our credit ratings improve to investment grade and other tests have been satisfied, in which event we would not be obligated to comply with certain restrictive covenants included in the indentures. Our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$207,072	74,838
Net cash used by investing activities	(263,607)	(141,335)
Net cash provided by financing activities	48,859	51,103

        The increase in net cash provided by operating activities in the three months ended March 31, 2008 compared to the same period of 2007 was primarily due to higher net earnings before non-cash charges partially offset by an increased investment in net operating assets in 2008 as compared to 2007. The increase in cash used by investing activities in the three months ended March 31, 2008 compared to the same period of 2007 was primarily due to higher exploration and development costs. Net cash provided by financing activities in the three months ended March 31, 2008 included net bank proceeds of $43.0 million and proceeds from the exercise of stock options and from employee stock purchase plan of $4.9 million. Net cash provided by financing activities in the three months ended March 31, 2007 included net bank proceeds of $42.3 million and proceeds from the exercise of stock options and from employee stock purchase plan of $1.0 million.

Capital Expenditures

        Expenditures for property acquisition and exploration and development were as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Property acquisition costs:
Proved properties	$16,782	—
Unproved properties	400	—

	17,182	—
Exploration and development costs:
Direct costs	233,316	147,299
Overhead capitalized	12,111	8,207
Interest capitalized	5,210	791

	250,637	156,297

Total capital expenditures for property acquisition and exploration and development(1)(2)	$267,819	156,297

(1)
Total capital expenditures include cash expenditures, accrued cash expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting.

(2)
Includes estimated discounted asset retirement obligations of $.8 million and $.9 million for the three months ended March 31, 2008 and 2007, respectively.

        For the three months ended March 31, 2008, expenditures for exploration and development activities totaled $251 million. Forest's anticipated expenditures for exploration and development in 2008 are estimated to range from $1.15 billion to $1.25 billion. Some of the factors impacting the level of capital expenditures in 2008 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

Forward-Looking Statements

        The information in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations, and business are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2007 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report.

        These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2008, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
April - May 2008	50	$8.38	$(4,443)	6,500	$69.72	$(12,409)
June 2008	60	8.73	(2,574)	6,500	69.72	(5,925)
Third Quarter 2008	60	8.73	(8,454)	6,500	69.72	(17,521)
Fourth Quarter 2008	60	8.73	(10,345)	6,500	69.72	(16,608)
Calendar 2009	100	9.27	(16,610)	4,500	69.01	(41,961)
Calendar 2010	—	—	—	1,500	72.95	(10,443)

(1)
10 Bbtu per day is subject to a $6.00 written put for Calendar 2008.

        In April 2008, Forest entered into two additional gas swap agreements. One swap is for 10 Bbtu per day at a hedged price of $10.75 per MMBtu for a term of June 2008 through December 2008. The other swap is for 10 Bbtu per day at a hedged price of $10.00 per MMBtu for a term covering all of Calendar 2009.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2008, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)
Second Quarter 2008	80	$7.33/8.87	$(10,208)
Third Quarter 2008	80	7.33/8.87	(13,699)
Fourth Quarter 2008	80	7.33/8.87	(16,815)
Calendar 2009	40	8.25/10.92	(5,469)

Three-Way Costless Collars

        Forest also enters into three-way costless collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of March 31, 2008, we had entered into the following three-way collars:

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value (In Thousands)
Second Quarter 2008	30	$6.00/8.00/10.00	$(1,009)
Third Quarter 2008	30	6.00/8.00/10.00	(2,551)
Fourth Quarter 2008	30	6.00/8.00/10.00	(3,857)

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of March 31, 2008, we had entered into the following basis swaps:

	Basis Swaps
	Bbtu per Day	Fair Value (In Thousands)
Second Quarter 2008	80	$(261)
Third Quarter 2008	80	(870)
Fourth Quarter 2008	80	1,447

Interest Rate Swaps

        Forest may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. Unrealized gains, losses, or any settlements are recorded in "Other income and expense" in the Condensed Consolidated Statements of Operations. As of March 31, 2008, we had entered into the following floating-to-fixed interest rate swaps.

	Notional Amount (In Thousands)	Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
April 2007 - April 2010	$187,500	1 month LIBOR	4.90%	$(8,875)
June 2008 - June 2011	150,000	1 month LIBOR	2.70%	(629)

Fair Value Reconciliation

        The following table reconciles the changes that occurred in the fair values of our open derivative contracts during the three months ended March 31, 2008, beginning with the fair value of our derivative contracts on December 31, 2007.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2007	$(76,119)	(4,721)	(80,840)
Settlements of acquired derivatives	12,964	—	12,964
Net decrease in fair value	(140,809)	(5,067)	(145,876)
Net contract losses recognized	3,379	284	3,663

As of March 31, 2008	$(200,585)	(9,504)	(210,089)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at March 31, 2008.

	2008	2011	2012	2013	2014	2019	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	—	332,491	—	—	—	332,491	332,491
Average interest rate(1)	—	—	4.44%	—	—	—	4.44%
Short-term debt:
Fixed rate	$265,000	—	—	—	—	—	265,000	265,994
Coupon interest rate	8.00%	—	—	—	—	—	8.00%
Effective interest rate(2)	7.13%	—	—	—	—	—	7.13%
Long-term debt:
Fixed rate	$—	285,000	—	5,822	150,000	750,000	1,190,822	1,220,054
Coupon interest rate	—	8.00%	—	7.00%	7.75%	7.25%	7.49%
Effective interest rate(2)	—	7.71%	—	7.00%	6.56%	7.25%	7.27%

(1)
As of March 31, 2008.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended March 31, 2008 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 ("Annual Report"). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms necessary to execute our operating strategy.

        We incur, and will continue to incur, substantial capital expenditures for the acquisition, development, and exploration of our oil and natural gas reserves. In 2007, 2006, and 2005, we incurred approximately $3.0 billion, $943 million, and $854 million on capital expenditures, respectively, including approximately $2.2 billion, $316 million, and $314 million on property acquisitions. Our exploration and development expenditures budget for 2008 is approximately $1.15 billion to $1.25 billion. We intend to finance our ongoing capital expenditures and pending debt refinancing needs primarily through cash flow from operations and our bank credit facilities, and finance large acquisitions and other types of large expenditures with public or private equity and debt offerings.

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

        We have incurred substantial debt. At March 31, 2008, the principal amount of our outstanding consolidated debt was approximately $1.8 billion, including $332 million outstanding under our combined U.S. and Canadian credit facilities. Our outstanding consolidated debt represented approximately 43% of our total capitalization at March 31, 2008. Further, we may incur more debt in the future. For example, on May 5, 2008 Forest secured commitment letters from its lenders to amend its bank credit facilities and exercise the accordion option to increase the commitment amount from $1 billion to $1.8 billion and establish the global borrowing base at $1.8 billion. We may elect to borrow additional amounts under the amended credit facilities including in connection with acquisitions and debt refinancings or we may elect to seek other sources of debt financing in the capital markets. The level of our debt has several important effects on our business and operations; among other things, it may:

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

        Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment, and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets, or sell shares of our stock on terms that we do not find attractive, if it can be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to our credit facilities and the indentures pertaining to our outstanding senior notes could result in a default under these agreements, which could adversely affect our business, financial condition, and results of operations.

        For example, of the principal amount of outstanding consolidated debt at March 31, 2008, $265 million will come due in June 2008. Our ability to refinance this debt will depend on our cash flow and our borrowing base and ability to access funds under our credit facility. If we do not have sufficient funds available, we may need to access the capital markets. Over the recent months, the capital markets have limited the availability of funds due to distressed conditions in the credit markets and other factors. We can not predict whether we will need to access the capital markets to refinance any portion of our debt obligations or whether the market conditions existing at such time will allow us to obtain the necessary funds.

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

        In 2007, the revenues and expenses associated with our Canadian operations represented approximately 18% of our consolidated oil and gas revenues and 19% of our consolidated production costs. The revenues and expenses of these operations are denominated in Canadian dollars. As a result, the profitability of our Canadian operations is subject to the risk of fluctuation in the exchange rates between the U.S. dollar and Canadian dollar. In addition, our Canadian operations may be adversely affected by recent regulatory developments. The majority of our Canadian operations are located in Alberta, Canada, and in October 2007, the Alberta Government announced a new oil and gas royalty framework to take effect in January 2009. The new Alberta framework establishes new royalties for conventional oil, natural gas, and bitumen that are linked to price and production levels and apply to both new and existing conventional oil and gas activities and oil sands projects.

        The implementation of the new royalty framework in Alberta, Canada is subject to uncertainties. The significant changes to the royalty regime requires new legislation, changes to existing legislation and regulation, and development of proprietary software to support the calculation and collection of royalties. In addition, certain proposed changes contemplate further public and, or industry consultation. Accordingly, there may be modifications introduced to the new framework prior to its January 1, 2009 implementation. Because of the uncertainties regarding the implementation of the pending new royalty framework, we cannot predict with certainty the impact of the changes on our Canadian royalty payments and net reserves in the future.

        In April 2008, we announced a natural gas discovery in the Utica Shale, held under lease or farmout, located in the St. Lawrence Lowlands in Quebec, Canada. Our operations in Quebec are still in the early stages. In 2007, we drilled two vertical pilot wells and expect to drill three horizontal wells in 2008 and, if our activities in 2008 are successful, we expect first production from our operations in Quebec to commence in 2009. To date, we have not booked any proved reserves associated with the Utica Shale discovery. We cannot assure you that our drilling activities in the Utica Shale will be successful, or if successful will achieve the resource potential levels that we currently anticipate based on the limited drilling activities that have been completed or achieve the anticipated economic returns based on our current cost models.

        Our ongoing operations in Italy, Gabon, and South Africa also may be adversely affected by political, economic, and regulatory developments, changes in the local royalty and tax regimes, and currency fluctuations. In Italy, we have increased the level of our drilling and related exploration and development activities over the last several years. We successfully completed two wells in Italy in 2007 and are currently planning to construct pipelines and facilities to deliver the natural gas. During 2007, we assigned estimated proved reserves to these properties and expect to bring these wells on production in the first half of 2009.

        In South Africa, we have an interest in offshore properties that have tested natural gas, although we have not assigned any proved reserves to these properties as we have not yet established commercial sales contracts. If we are unable to arrange for commercial use of these properties, we may not be able to recoup our investment and may not realize our anticipated financial and operating results from these properties. Further, in 2004, the South African government implemented new legislation that revises the regulations and process pursuant to which it grants petroleum exploration and production licenses. We have applied to the government to convert one existing prospecting sublease into an exploration right and have applied for a production right covering the geographic area of our other existing prospecting sublease under the new regulations but, to date, the government has not taken final action on these applications. We cannot predict whether these applications will be granted. Further, because not all of the regulations implementing the new legislation are final and the potential work obligations that may be imposed pursuant to the rights, when and if they are granted, are still uncertain, we cannot predict whether these rights will meet our economic or operational requirements. If the rights do not meet our internal requirements, we may choose to relinquish these leases and lose our investment, which totals approximately $50 million.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the 3-month fiscal quarter ended March 31, 2008. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
January 2008	11,560	$46.05	—	—
February 2008	—	—	—	—
March 2008	—	—	—	—

First Quarter Total	11,560	$46.05	—	—

Item 6.    EXHIBITS

  (a)
  Exhibits.

10.1*	Form of Non-Employee Director Restricted Stock Agreement.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

†
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
May 8, 2008
	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1*	Form of Non-Employee Director Restricted Stock Agreement.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2†	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.

*
Filed herewith.

†
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.