Form 10-Q
period 2008-06-30
FOREST OIL CORP
filed 2008-08-07
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of July 31, 2008 there were 89,774,084 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,811	9,685
Accounts receivable	273,270	201,617
Derivative instruments	2,391	30,006
Deferred income taxes	135,399	23,854
Other investments	29,001	34,694
Other current assets	80,747	61,518

Total current assets	531,619	361,374
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $2,962,108 and $2,742,539	4,952,318	4,414,710
Unproved	584,108	568,510

Net oil and gas properties	5,536,426	4,983,220
Other property and equipment, net of accumulated depreciation and amortization of $33,597 and $30,011	50,815	42,595

Net property and equipment	5,587,241	5,025,815
Goodwill	265,798	265,618
Other assets	44,831	42,741

	$6,429,489	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$409,680	361,089
Accrued interest	7,908	7,693
Derivative instruments	375,064	72,675
Current portion of long-term debt	—	266,002
Asset retirement obligations	2,555	2,562
Other current liabilities	33,865	28,361

Total current liabilities	829,072	738,382
Long-term debt	1,997,605	1,503,035
Asset retirement obligations	91,738	87,943
Derivative instruments	152,132	38,171
Deferred income taxes	950,432	853,427
Other liabilities	64,253	62,779

Total liabilities	4,085,232	3,283,737
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 89,767,461 and 88,379,409 shares issued and outstanding	8,977	8,838
Capital surplus	1,992,640	1,966,569
Retained earnings	224,280	306,062
Accumulated other comprehensive income	118,360	130,342

Total shareholders' equity	2,344,257	2,411,811

	$6,429,489	5,695,548

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues	$515,182	254,669	891,712	437,278
Operating expenses:
Lease operating expenses	38,413	45,027	75,978	81,067
Production and property taxes	24,148	12,808	44,199	20,718
Transportation and processing costs	4,641	5,258	9,566	9,452
General and administrative (including stock-based compensation)	19,832	13,407	39,120	26,378
Depreciation and depletion	126,584	86,126	242,151	146,585
Accretion of asset retirement obligations	1,967	1,292	3,751	2,567
Gain on sale of assets	—	—	—	(7,176)

Total operating expenses	215,585	163,918	414,765	279,591

Earnings from operations	299,597	90,751	476,947	157,687
Other income and expense:
Interest expense	27,979	29,103	55,836	53,456
Unrealized losses (gains) on derivative instruments, net	319,640	(34,813)	461,853	23,025
Realized losses (gains) on derivative instruments, net	58,182	(9,270)	61,845	(34,404)
Unrealized foreign currency exchange (gains) losses	(460)	(6,271)	2,315	(6,320)
Unrealized losses on other investments, net	276	—	7,367	—
Other (income) expense, net	(1,862)	1,122	(1,025)	234

Total other income and expense	403,755	(20,129)	588,191	35,991

Earnings (loss) before income taxes	(104,158)	110,880	(111,244)	121,696
Income tax:
Current	4,000	2,217	3,978	3,095
Deferred	(40,140)	31,864	(42,472)	34,911

Total income tax	(36,140)	34,081	(38,494)	38,006

Net earnings (loss)	$(68,018)	76,799	(72,750)	83,690

Basic earnings (loss) per common share	$(.78)	1.11	(.83)	1.27

Diluted earnings (loss) per common share	$(.78)	1.08	(.83)	1.24

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2007	88,379	$8,838	1,966,569	306,062	130,342	2,411,811
Exercise of stock options	727	73	14,217	—	—	14,290
Employee stock purchase plan	18	2	749	—	—	751
Restricted stock issued, net of cancellations	659	66	(66)	—	—	—
Amortization of stock-based compensation	—	—	11,980	—	—	11,980
Adoption of EITF 06-4 and EITF 06-10	—	—	—	(9,032)	—	(9,032)
Restricted stock redeemed and other	(16)	(2)	(809)	—	—	(811)
Comprehensive loss:
Net loss	—	—	—	(72,750)	—	(72,750)
Foreign currency translation	—	—	—	—	(11,982)	(11,982)

Total comprehensive loss						(84,732)

Balances at June 30, 2008	89,767	$8,977	1,992,640	224,280	118,360	2,344,257

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Operating activities:
Net earnings (loss)	$(72,750)	83,690
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	242,151	146,585
Accretion of asset retirement obligations	3,751	2,567
Stock-based compensation expense	9,273	4,721
Unrealized losses on derivative instruments, net	461,853	23,025
Gain on sale of assets	—	(7,176)
Deferred income tax	(42,472)	34,911
Unrealized foreign currency exchange losses (gains)	2,315	(6,320)
Unrealized losses on other investments, net	7,367	—
Other, net	(2,152)	(1,134)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(66,692)	32,757
Other current assets	(21,588)	726
Accounts payable	(12,781)	(20,503)
Accrued interest and other current liabilities	(18,007)	(178)

Net cash provided by operating activities	490,268	293,671
Investing activities:
Acquisition of Houston Exploration, net of cash acquired (Note 2)	—	(775,960)
Capital expenditures for property and equipment:
Exploration, development, and other acquisition costs	(789,303)	(331,983)
Other fixed assets	(12,069)	(15,539)
Proceeds from sales of assets	52,367	38,613
Other, net	1,036	—

Net cash used by investing activities	(747,969)	(1,084,869)
Financing activities:
Issuance of 7 1/4% senior notes, net of issuance costs	247,188	739,176
Proceeds from bank borrowings	1,360,178	963,734
Repayments of bank borrowings	(1,107,917)	(647,527)
Redemption of 8% senior notes	(265,000)	—
Repurchases of 7% senior subordinated notes	(2,960)	—
Repayments of term loans	—	(111,250)
Repayments of bank debt assumed in acquisition	—	(176,885)
Proceeds from the exercise of options and from employee stock purchase plan	15,041	7,056
Other, net	12,325	(1,712)

Net cash provided by financing activities	258,855	772,592
Effect of exchange rate changes on cash	(28)	1,172

Net increase (decrease) in cash and cash equivalents	1,126	(17,434)
Cash and cash equivalents at beginning of period	9,685	33,164

Cash and cash equivalents at end of period	$10,811	15,730

Cash paid during the period for:
Interest	$66,754	52,575
Income taxes	3,352	1,278

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

        In the course of preparing the Condensed Consolidated Financial Statements, management makes various assumptions, judgments, and estimates to determine the reported amounts of assets, liabilities, revenues, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Ark-La-Tex Properties Acquisition

        On May 2, 2008, Forest acquired producing oil and natural gas properties located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Forest paid approximately $281 million, subject to customary adjustments, for the assets using funds advanced from its credit facilities.

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

        The acquisition, which was accounted for using the purchase method of accounting, has been included in Forest's Condensed Consolidated Financial Statements since June 6, 2007, the date the acquisition closed. The following table represents the allocation of the total purchase price of Houston Exploration to the acquired assets and liabilities of Houston Exploration as of June 30, 2008. The allocation represents the estimated fair values assigned to each of the assets acquired and liabilities assumed.

(In Thousands)
Fair value of Houston Exploration's net assets:
Net working capital, including cash of $3.5 million	$(3,739)
Proved oil and gas properties	1,741,823
Unproved oil and gas properties	448,100
Goodwill	177,428
Other assets	14,537
Derivative instruments	(45,170)
Long-term debt	(182,532)
Asset retirement obligations	(36,424)
Deferred income taxes	(590,504)
Other liabilities	(18,210)

Total fair value of net assets	$1,505,309

Consideration paid for Houston Exploration's net assets:
Forest common stock issued	$726,412
Cash consideration paid	749,694

Aggregate purchase consideration paid to Houston Exploration stockholders	1,476,106
Plus:
Cash settlement for Houston Exploration stock options	20,075
Direct merger costs incurred	9,128

Total consideration paid	$1,505,309

        Goodwill of $177.4 million has been recognized to the extent that the consideration paid exceeded the fair value of the net assets acquired and has been assigned to the U.S. geographical business segment. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies.

        Included in the working capital assumed at the acquisition date was a severance accrual of $28.9 million for costs to involuntarily terminate employees of Houston Exploration. Management determined it would be necessary to eliminate certain overlapping positions to achieve cost savings through administrative and operational synergies. As of June 30, 2008, management has finalized its termination plan as a result of the acquisition and all severance payments have been made. The following table summarizes the activity in the severance accrual through June 30, 2008 since the acquisition date.

(In Thousands)
Severance accrual at June 6, 2007	$28,850
Cash payments(1)	(26,805)
Net adjustment(2)	(2,045)

Severance accrual at June 30, 2008	$—

    (1)
    Represents cash severance and excise tax payments to involuntarily terminated employees of Houston Exploration as well as the related employer tax payments paid by the Company.

    (2)
    Represents the net adjustment made to the accrual as the Company continued to finalize the termination plan. This net adjustment was made to the cost of the acquired company.

        The following summary pro forma combined statements of operations data of Forest for the three and six months ended June 30, 2007 has been prepared to give effect to the merger as if the merger had occurred on January 1, 2007. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2007, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(In Thousands, Except Per Share Amounts)
Revenues	$354,429	658,235
Earnings from continuing operations	87,908	95,975
Net earnings	87,908	95,975
Basic earnings per common share:
From continuing operations	$1.01	1.11
Basic earnings per common share	1.01	1.11
Diluted earnings per common share:
From continuing operations	$1.00	1.09
Diluted earnings per common share	1.00	1.09

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

(3) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units. Stock options, unvested restricted stock grants, and unvested phantom stock units were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2008 as their inclusion would have an antidilutive effect. The following sets forth the calculation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$(68,018)	76,799	(72,750)	83,690

Weighted average common shares outstanding during the period	87,717	69,247	87,506	65,839
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	—	1,580	—	1,444

Weighted average common shares outstanding, including the effects of dilutive securities	87,717	70,827	87,506	67,283

Basic earnings (loss) per share	$(.78)	1.11	(.83)	1.27

Diluted earnings (loss) per share	$(.78)	1.08	(.83)	1.24

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Net earnings (loss)	$(68,018)	76,799	(72,750)	83,690
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,308	25,921	(11,982)	28,747
Unfunded postretirement benefits, net of tax	—	(105)	—	(209)

Total comprehensive earnings (loss)	$(65,710)	102,615	(84,732)	112,228

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2008 and 2007 under the provisions of SFAS No. 123 (Revised), Share-Based Payment ("SFAS 123(R)") and the remaining unamortized amounts and the weighted average amortization period remaining as of June 30, 2008.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three Months Ended June 30, 2008:
Total stock-based compensation costs	$694	5,756	3,165	9,615
Less: stock-based compensation costs capitalized	(301)	(2,083)	(1,948)	(4,332)

Stock-based compensation costs expensed	$393	3,673	1,217	5,283

Six Months Ended June 30, 2008:
Total stock-based compensation costs	$1,529	10,192	3,818	15,539
Less: stock-based compensation costs capitalized	(648)	(3,536)	(2,341)	(6,525)

Stock-based compensation costs expensed	$881	6,656	1,477	9,014

Unamortized stock-based compensation costs as of June 30, 2008	$3,858	59,369	10,528 (2)	73,755
Weighted average amortization period remaining	1.7 years	2.4 years	2.2 years	2.4 years
Three Months Ended June 30, 2007:
Total stock-based compensation costs	$1,749	1,831	568	4,148
Less: stock-based compensation costs capitalized	(329)	(600)	(366)	(1,295)

Stock-based compensation costs expensed	$1,420	1,231	202	2,853

Six Months Ended June 30, 2007:
Total stock-based compensation costs	$2,682	3,264	792	6,738
Less: stock-based compensation costs capitalized	(638)	(1,020)	(504)	(2,162)

Stock-based compensation costs expensed	$2,044	2,244	288	4,576

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.3 million of compensation cost was recognized for the three and six months ended June 30, 2008, respectively, under the provisions of SFAS 123(R). Compensation costs for the employee stock purchase plan during the three and six months ended June 30, 2007 were each $.1 million.

(2)
Based on the closing price of the Company's common stock on June 30, 2008.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the six months ended June 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2008	2,941,506	$21.35	$87,816	2,275,314
Granted	—	—	—	—
Exercised	(732,041)	19.96	29,315	—
Cancelled	(28,223)	25.99	—	—

Outstanding at June 30, 2008	2,181,242	21.76	115,318	1,779,738

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the six months ended June 30, 2008.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	1,281,000	$43.41	164,500	$42.50
Awarded	702,845	64.46	69,854	64.66
Vested	(51,100)	41.83	—	—
Forfeited	(43,550)	44.13	(1,400)	40.91

Unvested at June 30, 2008	1,889,195	51.27	232,954	49.15

        The phantom stock units can be settled in cash, shares of common stock, or a combination of both. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

        Components of debt are as follows:

	June 30, 2008				December 31, 2007
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$430,000	—	—	430,000	165,000	—	—	165,000
Canadian Credit Facility	112,781	—	—	112,781	129,126	—	—	129,126
8% Senior Notes due 2008(1)	—	—	—	—	265,000	(48)	1,050	266,002
8% Senior Notes due 2011	285,000	4,521	2,897	292,418	285,000	5,167	3,315	293,482
7% Senior Subordinated Notes due 2013(2)	2,862	(71)	—	2,791	5,822	(158)	—	5,664
7 3/4% Senior Notes due 2014	150,000	(1,393)	10,390	158,997	150,000	(1,512)	11,275	159,763
7 1/4% Senior Notes due 2019(1)	1,000,000	618	—	1,000,618	750,000	—	—	750,000

Total debt	1,980,643	3,675	13,287	1,997,605	1,749,948	3,449	15,640	1,769,037
Less: current portion of long-term debt	—	—	—	—	(265,000)	48	(1,050)	(266,002)

Long-term debt	$1,980,643	3,675	13,287	1,997,605	1,484,948	3,497	14,590	1,503,035

(1)
The 8% senior notes due 2008 became due and payable on June 15, 2008. In May 2008, the Company issued an additional $250 million in principal amount of 7 1/4% senior notes due 2019 at 100.25% of par for proceeds of $247.2 million (net of related offering costs) and used the net proceeds and borrowings under its credit facilities to redeem the $265 million in principal amount outstanding of 8% senior notes that matured on June 15, 2008. The Company had previously issued $750 million in principal amount of 7 1/4% senior notes due 2019 at par in connection with the Houston Exploration acquisition in June 2007.

(2)
In May 2008, the Company repurchased $3.0 million in principal amount of 7% senior subordinated notes due 2013 at 99.9375% of par value.

(3)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

Bank Credit Facilities

        On May 9, 2008, Forest entered into a first amendment (the "First Amendment") to its second amended and restated combined credit agreements, which increased lender commitments to $1.8 billion and established the global borrowing base at $1.8 billion. The amended credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which currently is set at $1.8 billion, with $1.65 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually, and the available borrowing

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. In the event Forest issues senior notes after May 9, 2008, the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 of every $1.00 principal amount of newly issued senior notes (excluding any senior notes that Forest may issue to refinance senior notes outstanding on May 9, 2008).

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and include financial covenants.

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

7 1/4% Senior Notes Due 2019

        On May 22, 2008, Forest issued an additional $250 million in principal amount of 7 1/4% senior notes due in 2019 (the "7 1/4% Notes") at 100.25% of par for net proceeds of $247.2 million, after deducting initial purchaser discounts. The additional 7 1/4% Notes were used to redeem a portion of the Company's 8% senior notes due 2008 that matured on June 15, 2008. The additional 7 1/4% Notes were issued under an existing indenture (the "Indenture") dated as of June 6, 2007 among Forest, Forest Oil

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

Permian Corporation, a wholly-owned subsidiary of Forest ("Forest Permian"), as subsidiary guarantor, and U.S. Bank National Association, as trustee. Forest previously issued an aggregate principal amount of $750 million in 7 1/4% Notes under the Indenture, and there is now a total of $1 billion in 7 1/4% Notes outstanding. The 7 1/4% Notes are jointly and severally guaranteed by Forest Permian on an unsecured basis. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2008. The 7 1/4% Notes will mature on June 15, 2019.

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

        Forest and its restricted subsidiaries are subject to certain negative covenants under the Indenture governing the 7 1/4% Notes. The Indenture limits the ability of Forest and each of its restricted subsidiaries to, among other things: incur additional indebtedness, create certain liens, make certain types of "restricted payments," make investments, sell assets, enter into agreements that restrict dividends or other payments from its subsidiaries to itself, consolidate, merge or transfer all or substantially all of its assets, engage in transactions with affiliates, and pay dividends or make other distributions on capital stock or subordinated indebtedness.

7% Senior Subordinated Notes Due 2013

        On May 22, 2008, Forest repurchased $3.0 million in principal amount of 7% senior subordinated notes due in 2013 (the "7% Notes") at 99.9375% of par value. As a result of the repurchase, Forest recorded a loss of $.1 million during the three and six months ended June 30, 2008.

8% Senior Notes Due 2008

        On June 15, 2008, Forest redeemed $265 million in principal amount of 8% senior notes due in 2008 (the "8% Notes due 2008") that matured as of that date. The Company used net proceeds received from the issuance of additional 7 1/4% Notes and borrowings under its credit facilities to fund the redemption of the 8% Notes due 2008.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) PROPERTY AND EQUIPMENT

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2008 and 2007, Forest capitalized $14.8 million and $8.9 million of general and administrative costs (including stock-based compensation), respectively. For the six months ended June 30, 2008 and 2007, Forest capitalized $26.9 million and $17.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended June 30, 2008 and 2007, the Company capitalized $5.5 million and $1.4 million, respectively, of interest expense attributed to unproved properties. For the six months ended June 30, 2008 and 2007, the Company capitalized $10.7 million and $2.2 million, respectively, of interest expense attributed to unproved properties.

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

        The following table summarizes the activity for Forest's asset retirement obligations for the six months ended June 30, 2008 and 2007. The decrease in total asset retirement obligations at June 30, 2008 compared to June 30, 2007 is primarily due to the sale of the Alaska Assets in August 2007.

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Asset retirement obligations at beginning of period	$90,505	64,102
Accretion expense	3,751	2,567
Liabilities incurred	6,353	1,256
Liabilities settled	(1,292)	(818)
Disposition of properties	(3,692)	—
Liabilities assumed	1,096	40,073
Revisions of estimated liabilities	(1,945)	(28)
Impact of foreign currency exchange rate	(483)	1,345

Asset retirement obligations at end of period	94,293	108,497
Less: current asset retirement obligations	(2,555)	(6,232)

Long-term asset retirement obligations	$91,738	102,265

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) EMPLOYEE BENEFITS

Pension Plans and Postretirement Benefits

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(In Thousands)
Service cost	$—	57	127	102	—	57	254	205
Interest cost	569	581	110	94	1,138	1,134	220	188
Expected return on plan assets	(633)	(640)	—	—	(1,266)	(1,281)	—	—
Amortization of prior service cost	—	26	—	—	—	26	—	—
Recognized actuarial loss (gain)	181	195	(30)	(21)	363	390	(60)	(43)

Total net periodic expense	$117	219	207	175	235	326	414	350

Split Dollar Life Insurance

        The Company provides life insurance benefits for certain retirees and former executives under split dollar life insurance plans. Under the life insurance plans, the Company is assigned a portion of the benefits. No current employees are covered by these plans. On January 1, 2008, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"), and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). Pursuant to these pronouncements, the Company recognized a liability for the estimated cost of maintaining the insurance policies during the postretirement periods of the retirees and former executives in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). Upon adoption, Forest recorded a $9.0 million liability as a change in accounting principle through a cumulative effect adjustment to retained earnings. The weighted average discount rate used to determine the postretirement benefit obligation and accretion expense was 5.55%. The Company's estimate of costs expected to be paid in 2008 to maintain these life insurance policies is $1.1 million. Accretion of the discounted life insurance obligations totaled $.1 million and $.3 million during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, the Company's liability associated with the life insurance policies was $8.2 million. In addition, as of June 30, 2008, the Company had recorded a $2.9 million asset representing the estimated cash surrender value of the life insurance policies.

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

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

Company adopted the provisions of SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. We will adopt SFAS 157 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis as of January 1, 2009 pursuant to the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not materially impact the Company's financial position, results of operations, or cash flow.

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

        As of June 30, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including: (i) the Company's commodity derivative instruments and (ii) other investments, which are comprised of the PERL Note and the PERL Shares.

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

        The Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2008, were as follows:

Description	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments	$2,391	—	2,391
Other investments	12,259	16,742	29,001
Liabilities:
Derivative instruments	(527,196)	—	(527,196)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In Thousands)
Balance at beginning of period	$16,069	15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	673	1,719
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements (net)	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$16,742	16,742

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(193)	45

        Gains and losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 are reported in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Unrealized Losses on Other Investments, Net	Other (Income) Expense, Net(1)	Unrealized Losses on Other Investments, Net	Other (Income) Expense, Net(1)
	(In Thousands)
Total losses or (gains) included in earnings for the period	$193	(866)	(45)	(1,674)

Change in unrealized losses or (gains) relating to assets still held at end of period	$193	—	(45)	—

(1)
Represents imputed interest income on the PERL Note.

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

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

derivative instruments generally serve as effective economic hedges of commodity price exposure; however, the Company has elected not to account for the derivatives as cash flow hedges. As such, the Company recognizes all changes in fair value of its derivative instruments in earnings rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity as would be done if cash flow hedge accounting was utilized. Forest is exposed to risks associated with swap and collar agreements arising from movements in the prices of oil and natural gas and from non-performance by the counterparties to the swap and collar agreements.

        The tables below set forth Forest's outstanding commodity swaps and collars as of June 30, 2008.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Third Quarter 2008	70	$9.02	6,500	$69.72
Fourth Quarter 2008	70	9.02	6,500	69.72
Calendar 2009	110	9.33	4,500	69.01
Calendar 2010	—	—	1,500	72.95

    (1)
    10 Bbtu per day is subject to a $6.00 written put for Calendar 2008.

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu
Third Quarter 2008	80	$7.33/8.87
Fourth Quarter 2008	80	7.33/8.87
Calendar 2009	40	8.25/10.92
	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
Third Quarter 2008	30	$6.00/8.00/10.00
Fourth Quarter 2008	30	6.00/8.00/10.00

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of June 30, 2008, Forest had basis swaps outstanding covering 80 Bbtu per day for the remainder of 2008.

        At June 30, 2008, the fair values of Forest's commodity derivative instruments are presented within the Condensed Consolidated Balance Sheet as liabilities of $527.2 million, of which $375.1 million is classified as current, and assets of $2.4 million, all of which is classified as current. Due to the volatility

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

of oil and natural gas prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in prior periods and expects that this commodity price volatility will continue.

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its commodity derivatives for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives(1)	$57,577	(9,140)	60,956	(34,273)
Unrealized losses (gains) on derivatives(1)	329,144	(33,074)	466,574	24,814

Net realized and unrealized losses (gains) recorded	$386,721	(42,214)	527,530	(9,459)

(1)
Included in "Other income and expense" in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

        The Company may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. During the three months ended June 30, 2008, the Company terminated all of its outstanding interest rate swaps for a net gain of $.4 million.

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its interest rate swaps for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives(1)(2)	$605	(130)	889	(131)
Unrealized gains on derivatives(1)	(9,504)	(1,739)	(4,721)	(1,789)

Net realized and unrealized gains recorded	$(8,899)	(1,869)	(3,832)	(1,920)

(1)
Included in "Other income and expense" in the Condensed Consolidated Statements of Operations.

(2)
The three and six months ended June 30, 2008 include $.4 million of net proceeds received upon termination of the interest rate swaps.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. At June 30, 2008, Forest conducted operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$433,838	81,240	—	515,078	749,334	142,331	—	891,665
Expenses:
Lease operating expenses	29,112	9,301	—	38,413	58,046	17,932	—	75,978
Production and property taxes	23,297	851	—	24,148	42,471	1,728	—	44,199
Transportation and processing costs	2,263	2,378	—	4,641	4,695	4,871	—	9,566
Depletion	101,566	23,107	—	124,673	193,425	45,196	—	238,621
Accretion of asset retirement obligations	1,624	323	20	1,967	3,099	611	41	3,751

Earnings (loss) from operations	$275,976	45,280	(20)	321,236	447,598	71,993	(41)	519,550

Capital expenditures(1)	$567,595	31,540	1,669	600,804	763,334	102,715	2,574	868,623

Goodwill	$248,804	16,994	—	265,798	248,804	16,994	—	265,798

(1)
Includes estimated discounted asset retirement obligations of $4.7 million and $5.5 million related to assets placed in service during the three and six months ended June 30, 2008, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings (loss) before income taxes is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In Thousands)
Earnings from operations for reportable segments	$321,236	519,550
Marketing and other	104	47
General and administrative expense (including stock-based compensation)	(19,832)	(39,120)
Administrative asset depreciation	(1,911)	(3,530)
Interest expense	(27,979)	(55,836)
Unrealized losses on derivative instruments, net	(319,640)	(461,853)
Realized losses on derivative instruments, net	(58,182)	(61,845)
Unrealized foreign currency exchange gains (losses)	460	(2,315)
Unrealized losses on other investments, net	(276)	(7,367)
Other income, net	1,862	1,025

Earnings (loss) before income taxes	$(104,158)	(111,244)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

	Oil and Gas Operations
	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$201,953	51,986	—	253,939	339,377	97,118	—	436,495
Expenses:
Lease operating expenses	36,811	8,216	—	45,027	65,446	15,621	—	81,067
Production and property taxes	12,063	745	—	12,808	19,283	1,435	—	20,718
Transportation and processing costs	2,398	2,860	—	5,258	4,111	5,341	—	9,452
Depletion	63,008	22,056	—	85,064	104,240	40,487	—	144,727
Accretion of asset retirement obligations	1,026	254	12	1,292	2,028	515	24	2,567

Earnings (loss) from operations	$86,647	17,855	(12)	104,490	144,269	33,719	(24)	177,964

Capital expenditures(1)	$2,222,477	24,570	2,201	2,249,248	2,321,420	81,295	2,830	2,405,545

Goodwill	$322,119	16,264	—	338,383	322,119	16,264	—	338,383

(1)
Includes estimated discounted asset retirement obligations of $40.4 million and $41.3 million related to assets placed in service during the three and six months ended June 30, 2007, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings before income taxes is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(In Thousands)
Earnings from operations for reportable segments	$104,490	177,964
Marketing, processing, and other	730	783
General and administrative expense (including stock-based compensation)	(13,407)	(26,378)
Administrative asset depreciation	(1,062)	(1,858)
Interest expense	(29,103)	(53,456)
Unrealized gains (losses) on derivative instruments, net	34,813	(23,025)
Realized gains on derivative instruments, net	9,270	34,404
Unrealized foreign currency exchange gains	6,271	6,320
Gain on sale of assets	—	7,176
Other expense, net	(1,122)	(234)

Earnings before income taxes	$110,880	121,696

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area.

	Total Assets
	June 30, 2008	December 31, 2007
	(In Thousands)
United States	$5,516,319	4,828,582
Canada	835,841	791,714
International	77,329	75,252

Total assets	$6,429,489	5,695,548

	Long-Lived Assets(1)
	June 30, 2008	December 31, 2007
	(In Thousands)
United States	$5,009,472	4,487,257
Canada	767,256	730,418
International	76,311	73,758

Total long-lived assets	$5,853,039	5,291,433

(1)
Includes net property and equipment and goodwill.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 7 3/4% senior notes due 2014, and 7 1/4%senior notes due 2019 have been fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(Unaudited)

(In Thousands)

	June 30, 2008					December 31, 2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,446	174	9,191	—	10,811	1,189	386	8,110	—	9,685
Accounts receivable	175,707	14,507	101,961	(18,905)	273,270	121,698	8,979	80,890	(9,950)	201,617
Deferred income taxes	135,399	—	—	—	135,399	23,854	—	—	—	23,854
Other current assets	101,249	146	10,744	—	112,139	116,898	273	9,047	—	126,218

Total current assets	413,801	14,827	121,896	(18,905)	531,619	263,639	9,638	98,047	(9,950)	361,374
Property and equipment, at cost	5,973,780	253,291	2,355,875	—	8,582,946	5,363,127	240,748	2,194,490	—	7,798,365
Less accumulated depreciation, depletion and amortization	2,011,911	94,214	889,580	—	2,995,705	1,852,033	82,743	837,774	—	2,772,550

Net property and equipment	3,961,869	159,077	1,466,295	—	5,587,241	3,511,094	158,005	1,356,716	—	5,025,815
Investment in subsidiaries	757,936	—	—	(757,936)	—	740,964	—	—	(740,964)	—
Note receivable from subsidiary	93,053	—	—	(93,053)	—	73,307	—	—	(73,307)	—
Goodwill	225,844	—	39,954	—	265,798	225,178	—	40,440	—	265,618
Due from (to) parent and subsidiaries	432,216	(16,624)	(415,592)	—	—	308,381	28,409	(336,790)	—	—
Other assets	42,334	(1)	2,498	—	44,831	39,424	1	3,316	—	42,741

	$5,927,053	157,279	1,215,051	(869,894)	6,429,489	5,161,987	196,053	1,161,729	(824,221)	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353,929	11,900	62,756	(18,905)	409,680	293,523	9,810	67,706	(9,950)	361,089
Current portion of long-term debt	—	—	—	—	—	266,002	—	—	—	266,002
Other current liabilities	408,326	1,078	9,988	—	419,392	103,288	1,012	6,991	—	111,291

Total current liabilities	762,255	12,978	72,744	(18,905)	829,072	662,813	10,822	74,697	(9,950)	738,382
Long-term debt	1,884,824	—	112,781	—	1,997,605	1,373,909	—	129,126	—	1,503,035
Notes payable to parent	—	—	93,053	(93,053)	—	—	—	73,307	(73,307)	—
Other liabilities	260,824	1,766	45,533	—	308,123	136,362	1,690	50,841	—	188,893
Deferred income taxes	674,893	47,733	227,806	—	950,432	577,092	62,509	213,826	—	853,427

Total liabilities	3,582,796	62,477	551,917	(111,958)	4,085,232	2,750,176	75,021	541,797	(83,257)	3,283,737
Shareholders' equity	2,344,257	94,802	663,134	(757,936)	2,344,257	2,411,811	121,032	619,932	(740,964)	2,411,811

	$5,927,053	157,279	1,215,051	(869,894)	6,429,489	5,161,987	196,053	1,161,729	(824,221)	5,695,548

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended June 30,
	2008					2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$350,896	33,664	133,169	(2,547)	515,182	131,163	16,857	107,024	(375)	254,669
Operating expenses:
Lease operating expenses	24,667	2,906	10,805	35	38,413	16,661	3,585	24,754	27	45,027
Other direct operating costs	20,845	2,313	5,631	—	28,789	11,511	1,400	5,155	—	18,066
General and administrative (including stock-based compensation)	16,048	21	3,763	—	19,832	10,337	37	3,033	—	13,407
Depreciation and depletion	83,548	6,037	37,001	(2)	126,584	41,973	4,777	39,378	(2)	86,126
Accretion of asset retirement obligations	1,555	41	371	—	1,967	568	70	654	—	1,292

Total operating expenses	146,663	11,318	57,571	33	215,585	81,050	9,869	72,974	25	163,918

Earnings from operations	204,233	22,346	75,598	(2,580)	299,597	50,113	6,988	34,050	(400)	90,751

Equity earnings in subsidiaries	(4,361)	—	—	4,361	—	22,968	—	—	(22,968)	—
Other income and expense:
Interest expense	24,177	—	7,797	(3,995)	27,979	16,711	2	16,133	(3,743)	29,103
Unrealized losses (gains) on derivative instruments, net	232,905	46,192	40,543	—	319,640	(38,631)	(1,114)	4,932	—	(34,813)
Realized losses (gains) on derivative instruments, net	43,663	8,108	6,411	—	58,182	(5,193)	(1,820)	(2,257)	—	(9,270)
Other (income) expense, net	(4,304)	7	(366)	2,617	(2,046)	(4,095)	90	(4,910)	3,766	(5,149)

Total other income and expense	296,441	54,307	54,385	(1,378)	403,755	(31,208)	(2,842)	13,898	23	(20,129)

Earnings (loss) before income taxes	(96,569)	(31,961)	21,213	3,159	(104,158)	104,289	9,830	20,152	(23,391)	110,880
Income tax	(28,551)	(11,599)	4,010	—	(36,140)	27,490	3,651	2,940	—	34,081

Net earnings (loss)	$(68,018)	(20,362)	17,203	3,159	(68,018)	76,799	6,179	17,212	(23,391)	76,799

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2008					2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$604,947	59,544	227,221	—	891,712	212,914	31,850	194,704	(2,190)	437,278
Operating expenses:
Lease operating expenses	48,810	6,053	21,071	44	75,978	29,479	8,100	43,530	(42)	81,067
Other direct operating costs	38,886	4,169	10,710	—	53,765	18,475	2,707	8,988	—	30,170
General and administrative (including stock-based compensation)	32,924	27	6,169	—	39,120	20,240	68	6,070	—	26,378
Depreciation and depletion	159,901	11,472	70,783	(5)	242,151	66,118	8,894	71,578	(5)	146,585
Gain on sale of assets	—	—	—	—	—	—	—	(7,176)	—	(7,176)
Accretion of asset retirement obligations	2,964	82	705	—	3,751	1,141	110	1,316	—	2,567

Total operating expenses	283,485	21,803	109,438	39	414,765	135,453	19,879	124,306	(47)	279,591

Earnings from operations	321,462	37,741	117,783	(39)	476,947	77,461	11,971	70,398	(2,143)	157,687

Equity earnings in subsidiaries	24,518	—	—	(24,518)	—	31,906	—	—	(31,906)	—
Other income and expense:
Interest expense	48,369	—	15,782	(8,315)	55,836	28,723	9	31,898	(7,174)	53,456
Unrealized losses (gains) on derivative instruments, net	372,879	66,355	22,619	—	461,853	(1,901)	5,869	19,057	—	23,025
Realized losses (gains) on derivative instruments, net	42,842	11,996	7,007	—	61,845	(21,952)	(5,005)	(7,447)	—	(34,404)
Other (income) expense, net	(855)	(27)	1,409	8,130	8,657	(7,284)	244	(6,243)	7,197	(6,086)

Total other income and expense	463,235	78,324	46,817	(185)	588,191	(2,414)	1,117	37,265	23	35,991

Earnings (loss) before income taxes	(117,255)	(40,583)	70,966	(24,372)	(111,244)	111,781	10,854	33,133	(34,072)	121,696
Income tax	(44,505)	(14,776)	20,787	—	(38,494)	28,091	3,924	5,991	—	38,006

Net earnings (loss)	$(72,750)	(25,807)	50,179	(24,372)	(72,750)	83,690	6,930	27,142	(34,072)	83,690

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2008				2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(97,122)	(25,807)	50,179	(72,750)	49,618	6,930	27,142	83,690
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	159,901	11,472	70,778	242,151	66,118	8,894	71,573	146,585
Unrealized losses (gains) on derivative instruments, net	372,879	66,355	22,619	461,853	(1,901)	5,869	19,057	23,025
Deferred income tax	(44,350)	(14,776)	16,654	(42,472)	27,489	3,924	3,498	34,911
Other, net	15,886	82	4,586	20,554	2,371	110	(9,823)	(7,342)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(47,894)	(5,528)	(13,270)	(66,692)	29,009	959	2,789	32,757
Other current assets	(19,544)	127	(2,171)	(21,588)	8,020	(529)	(6,765)	726
Accounts payable	(8,238)	(633)	(3,910)	(12,781)	(7,195)	137	(13,445)	(20,503)
Accrued interest and other current liabilities	(16,185)	22	(1,844)	(18,007)	1,621	(136)	(1,663)	(178)

Net cash provided by operating activities	315,333	31,314	143,621	490,268	175,150	26,158	92,363	293,671
Investing activities:
Acquisitions, net of cash acquired	—	—	—	—	(775,960)	—	—	(775,960)
Capital expenditures for property and equipment	(580,537)	(8,904)	(211,931)	(801,372)	(160,207)	(11,378)	(175,937)	(347,522)
Other, net	53,379	—	24	53,403	4,144	25,751	8,718	38,613

Net cash (used) provided by investing activities	(527,158)	(8,904)	(211,907)	(747,969)	(932,023)	14,373	(167,219)	(1,084,869)
Financing activities:
Issuance of 7 1/4% senior notes, net of issuance costs	247,188	—	—	247,188	739,176	—	—	739,176
Proceeds from bank borrowings	1,212,000	—	148,178	1,360,178	875,000	—	88,734	963,734
Repayments of bank borrowings	(947,000)	—	(160,917)	(1,107,917)	(548,000)	—	(99,527)	(647,527)
Redemption of 8% senior notes	(265,000)	—	—	(265,000)	—	—	—	—
Repurchases of 7% senior subordinated notes	(2,960)	—	—	(2,960)	—	—	—	—
Repayments of debt	—	—	—	—	(176,885)	—	(111,250)	(288,135)
Net activity in investments from subsidiaries	(59,051)	(21,745)	80,796	—	(143,442)	(40,631)	184,073	—
Other, net	26,905	(877)	1,338	27,366	11,494	—	(6,150)	5,344

Net cash provided (used) by financing activities	212,082	(22,622)	69,395	258,855	757,343	(40,631)	55,880	772,592
Effect of exchange rate changes on cash	—	—	(28)	(28)	—	—	1,172	1,172

Net increase (decrease) in cash and cash equivalents	257	(212)	1,081	1,126	470	(100)	(17,804)	(17,434)
Cash and cash equivalents at beginning of period	1,189	386	8,110	9,685	771	126	32,267	33,164

Cash and cash equivalents at end of period	$1,446	174	9,191	10,811	1,241	26	14,463	15,730

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

        In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact the adoption of this pronouncement will have on the Company's financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement will have no impact on the Company's financial position or results of operations, but may require expanded disclosures about derivative instruments.

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

        We currently conduct our operations in three geographical segments and five business units. Geographical segments include: the United States, Canada, and International. Business units include: Western, Eastern, Southern, Canada, and International. We conduct exploration and development activities in each of our geographical segments; however, substantially all of our estimated proved reserves and all of our producing properties are located in onshore North America. At December 31, 2007, approximately 85% of our estimated proved oil and natural gas reserves were in the United States, approximately 12% were in Canada, and approximately 3% were in Italy. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

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

Second Quarter 2008 Highlights

Revenue and Production Increase

        Revenues increased 102% in the second quarter of 2008 to $515.2 million from $254.7 million in the second quarter of 2007 due to a 31% increase in production volumes and a 55% increase in average realized prices. These increases are discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Ark-La-Tex Acquisition

        On May 2, 2008, Forest acquired producing oil and natural gas properties including approximately 69,000 gross acres (47,000 net acres) located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Forest estimated the proved oil and gas reserves associated with these assets, which produced an average of 13 MMcfe per day in 2007, to be approximately 110 Bcfe as of the closing date. Forest paid approximately $281 million, subject to customary adjustments, for the assets using funds advanced under its credit facilities.

Amended Credit Facilities

        On May 9, 2008, Forest entered into an amendment to its second amended and restated combined credit facilities with existing and new lenders which increased the combined commitment amount from $1 billion to $1.8 billion and increased the global borrowing base to $1.8 billion.

Senior Notes Offering

        On May 22, 2008, Forest issued an additional $250 million in principal amount of 7 1/4% senior notes due in 2019 (the "7 1/4% Notes") at 100.25% of par for net proceeds of $247.2 million, after deducting initial purchaser discounts. The additional 7 1/4% Notes were used to redeem a portion of Forest's $265 million in principal amount of 8% senior notes that matured on June 15, 2008.

RESULTS OF OPERATIONS

        Forest reported a net loss of $68.0 million in the second quarter of 2008 compared to net earnings of $76.8 million in the second quarter of 2007. Earnings from operations were $299.6 million in the second quarter of 2008 compared to $90.8 million in the second quarter of 2007. The second quarter of 2008 was negatively impacted by fair value adjustments on our derivative instruments, which primarily consisted of oil and natural gas swaps and collars. In the second quarter of 2008, we recognized unrealized losses on derivative instruments of $319.6 million compared to gains of $34.8 million in the second quarter of 2007.

        During the first six months of 2008, Forest reported a net loss of $72.8 million compared to net earnings of $83.7 million during the same period of 2007. Earnings from operations were $476.9 million during the first six months of 2008 compared to $157.7 million in the same period of 2007. Each period was negatively impacted by fair value adjustments on our derivative instruments, which primarily consisted of oil and natural gas swaps and collars. During the first six months of 2008, we recognized unrealized losses on derivative instruments of $461.9 million compared to $23.0 million in the same period of 2007.

        Discussion of the components of the changes in our quarterly and year to date results follows. Each period in 2008 as compared to the corresponding period in 2007 was significantly impacted by our acquisition of The Houston Exploration Company ("Houston Exploration") in June 2007, as well as the sale of our Alaska assets (the "Alaska Assets") in August 2007 to Pacific Energy Resources Ltd. ("PERL"). Details for each of these transactions are included in Note 2 to the Condensed Consolidated Financial Statements.

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three and six months ended June 30, 2008 and 2007 are set forth in the tables below. These tables do not include miscellaneous marketing revenues of $.1 million and $.7 million for the three months ended June 30, 2008 and 2007, respectively, and $.8 million for the six months ended June 30, 2007.

	Three Months Ended June 30,
	2008				2007
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	28,261	944	748	38,413	15,714	1,334	516	26,814
Canada	5,836	209	71	7,516	6,591	206	65	8,217

Totals	34,097	1,153	819	45,929	22,305	1,540	581	35,031

Revenues (in thousands):
United States	$276,064	115,750	42,024	433,838	102,367	81,350	18,236	201,953
Canada	53,005	23,168	5,067	81,240	38,390	11,043	2,553	51,986

Totals	$329,069	138,918	47,091	515,078	140,757	92,393	20,789	253,939

Average sales price:
United States	$9.77	122.62	56.18	11.29	6.51	60.98	35.34	7.53
Canada	9.08	110.85	71.37	10.81	5.82	53.61	39.28	6.33

Totals	$9.65	120.48	57.50	11.21	6.31	60.00	35.78	7.25

	Six Months Ended June 30,
	2008				2007
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	54,619	1,883	1,424	74,461	26,061	2,444	957	46,467
Canada	11,653	397	155	14,965	12,565	412	124	15,781

Totals	66,272	2,280	1,579	89,426	38,626	2,856	1,081	62,248

Revenues (in thousands):
United States	$469,364	205,360	74,610	749,334	166,441	141,956	30,980	339,377
Canada	93,132	39,190	10,009	142,331	71,613	21,132	4,373	97,118

Totals	$562,496	244,550	84,619	891,665	238,054	163,088	35,353	436,495

Average sales price:
United States	$8.59	109.06	52.39	10.06	6.39	58.08	32.37	7.30
Canada	7.99	98.72	64.57	9.51	5.70	51.29	35.27	6.15

Totals	$8.49	107.26	53.59	9.97	6.16	57.10	32.70	7.01

        Net oil and gas production in the second quarter of 2008 was 45.9 Bcfe or an average of 505 MMcfe per day, a 31% increase from 35.0 Bcfe or an average of 385 MMcfe per day in the second quarter of 2007. Net oil and gas production in the first six months of 2008 was 89.4 Bcfe or an average of 491 MMcfe per day, a 44% increase from 62.2 Bcfe or an average of 344 MMcfe per day in the same period in the prior year. The net increase in oil and gas production in both periods was primarily attributable to the Houston Exploration acquisition in June 2007 and the Ark-La-Tex acquisition in May 2008, which were partially offset by the sale of the Alaska Assets in August 2007.

        Oil and natural gas revenues were $515.1 million in the second quarter of 2008, reflecting a 103% increase as compared to $253.9 million in the second quarter of 2007. The increase in oil and natural gas revenues between the comparable three month periods was due to the 31% increase in daily production and a 55% increase in average realized sales prices. Oil and natural gas revenues were $891.7 million during the six months ended June 30, 2008, a 104% increase as compared to $436.5 million for the same period in the prior year. The increase in oil and natural gas revenues between the comparable six month periods was due to the 44% increase in daily production and a 42% increase in average realized sales prices. No hedging gains or losses were included in the average sales prices presented given our election not to utilize cash flow hedge accounting. See Realized and Unrealized Gains and Losses—Derivative Instruments below for information on gains and losses recognized on derivative instruments.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$38,413	45,027	75,978	81,067
Production and property taxes	24,148	12,808	44,199	20,718
Transportation and processing costs	4,641	5,258	9,566	9,452

Production expense	$67,202	63,093	129,743	111,237

Production expense per Mcfe:
Lease operating expenses	$.84	1.29	.85	1.30
Production and property taxes	.53	.37	.49	.33
Transportation and processing costs	.10	.15	.11	.15

Production expense per Mcfe	$1.46	1.80	1.45	1.79

        Lease operating expenses in the second quarter of 2008 were $38.4 million, or $.84 per Mcfe, compared to $45.0 million, or $1.29 per Mcfe, in the second quarter of 2007. During the six month period ended June 30, 2008, lease operating expenses were $76.0 million, or $.85 per Mcfe, compared to $81.1 million, or $1.30 per Mcfe, in the same period in the prior year. The decrease in lease operating expense in both periods was primarily attributable to the sale of the Alaska Assets in August 2007 offset by the Houston Exploration acquisition in June 2007. On a per-Mcfe basis, the 35% decrease in both periods was primarily due to lower average per-unit lease operating expenses from the assets associated with the Houston Exploration acquisition and the divestiture of the Alaska Assets, which had higher average per-unit lease operating expenses.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately with our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 4.7% and 5.0% for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, production and property taxes were 5.0% and 4.7%, respectively, of oil and natural gas revenue. Normal fluctuations will occur between periods based on the approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas reserves and other property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs decreased to $4.6 million, or $.10 per Mcfe, in the second quarter of 2008, from $5.3 million, or $.15 per Mcfe, in the second quarter of 2007. Transportation and processing costs were $9.6 million, or $.11 per Mcfe, in the six months ended June 30, 2008, compared to $9.5 million, or $.15 per Mcfe, for the corresponding 2007 period. The per-unit decrease in each period was primarily due to lower per-unit transportation costs recognized in 2008 as a result of the sale of the Alaska Assets in August 2007.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$9,748	4,220	15,798	6,883
Other general and administrative costs	24,880	18,085	50,229	36,600
General and administrative costs capitalized	(14,796)	(8,898)	(26,907)	(17,105)

General and administrative expense	$19,832	13,407	39,120	26,378

General and administrative expense per Mcfe	$.43	.38	.44	.42

        General and administrative expense in the second quarter of 2008 was $19.8 million compared to $13.4 million in the second quarter of 2007. During the six month period ended June 30, 2008, general and administrative expense was $39.1 million compared to $26.4 million in the same period of 2007. The 48% increase in general and administrative expense in each period was primarily related to increased employee salary and benefit costs resulting from the acquisition of Houston Exploration in June 2007 and increased stock-based compensation. The percentage of general and administrative costs capitalized remained relatively constant between each of the periods presented, ranging from 39% to 43%.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") in the second quarter of 2008 was $126.6 million, or $2.76 per Mcfe, compared to $86.1 million, or $2.46 per Mcfe, in the second quarter of 2007. During the six months ended June 30, 2008, DD&A was $242.2 million, or $2.71 per Mcfe, compared to $146.6 million, or $2.35 per Mcfe, for the same period in 2007. The per-unit increase in both periods was primarily due to the acquisition of the Houston Exploration properties in June 2007.

Gain on Sale of Assets

        In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million, which resulted in a gain on the sale of $7.2 million.

Interest Expense

        Interest expense in the second quarter of 2008 totaled $28.0 million compared to $29.1 million in the second quarter of 2007. During the six months ended June 30, 2008, interest expense totaled $55.8 million compared to $53.5 million for the same period in 2007. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties under the full cost method of accounting. Forest capitalized interest of $5.5 million and $1.4 million during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, Forest capitalized interest of $10.7 million compared to $2.2 million for the same period in 2007. The increase in interest capitalized was primarily due to the acquisition of Houston Exploration in June 2007, which included a large investment in unproved properties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$32,104	(3,687)	48,806	(20,764)
Gas	25,473	(5,453)	12,150	(13,509)
Interest	605	(130)	889	(131)

Total	$58,182	(9,270)	61,845	(34,404)

Unrealized losses (gains) on derivatives, net:
Oil	$123,602	18,182	138,361	44,043
Gas	205,542	(51,256)	328,213	(19,229)
Interest	(9,504)	(1,739)	(4,721)	(1,789)

Total	$319,640	(34,813)	461,853	23,025

Other Investments

        Unrealized losses on other investments totaled $.3 million and $7.4 million for the three and six months ended June 30, 2008, respectively. The unrealized losses on other investments relate to fair value adjustments to the shares of PERL common stock and zero coupon senior subordinated note from PERL due 2014, which were received as a portion of the total consideration for the Alaska Assets. See Note 2 and Note 9 to the Condensed Consolidated Financial Statements for more information on these investments.

Foreign Currency Exchange

        Unrealized foreign currency exchange gains were $.5 million in the second quarter of 2008 compared to $6.3 million in the second quarter of 2007. During the six months ended June 30, 2008, unrealized foreign currency exchange losses were $2.3 million compared to gains of $6.3 million in the same period of 2007. The unrealized foreign currency exchange gains and losses relate to the outstanding intercompany indebtedness between Forest Oil Corporation and our Canadian subsidiary. The intercompany debt is denominated in U.S. dollars and with the recent strength in the U.S. dollar, an unrealized foreign exchange loss was recognized in the first six months of 2008.

Current and Deferred Income Tax

        Our effective income tax rate was approximately 34.6% for the three and six months ended June 30, 2008. This effective rate is based primarily on the expected mix of total 2008 pre-tax earnings between the United States and Canada which have statutory rates of approximately 36% and 28%, respectively. Our effective income tax rate was 30.7% and 31.2% for the three and six months ended June 30, 2007, respectively. The increase in the effective income tax rates in each 2008 period compared to the corresponding periods in 2007 is primarily due to the effects of statutory income tax rate reductions in Canada in 2007 on our deferred income tax liabilities and the weighting of projected Canadian to United States earnings.

LIQUIDITY AND CAPITAL RESOURCES

        In 2008, as in 2007, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures other than large acquisitions.

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines would adversely affect the amount of cash flow generated from operations, we utilize a hedging program to partially mitigate that risk. As of August 1, 2008, Forest has hedged approximately 34 Bcfe of its remaining 2008 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a large portion of our remaining production in 2008. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below.

        Our revolving U.S. and Canadian bank credit facilities provide another source of liquidity. On May 9, 2008, we entered into an amendment to our second amended and restated combined credit facilities, which increased the commitments from $1 billion to $1.8 billion and established the global borrowing base at $1.8 billion. These credit facilities, which mature in June 2012, are used to fund daily operating activities and certain acquisitions and debt refinancings in the United States and Canada as needed. See "Bank Credit Facilities" below for details.

        The public capital markets have been our principal source of funds to finance large acquisitions and other types of large expenditures outside ordinary operating activities. We have issued debt and equity securities in both public and private offerings in the past, and we expect that these sources of capital will continue to be available to us in the future for acquisitions. For example, in May 2008 we issued an additional $250 million principal amount of 7 1/4% senior notes due 2019 in a private offering. Nevertheless, ready access to capital on reasonable terms can be impacted by our debt ratings assigned by independent rating agencies and are subject to many uncertainties, including restrictions contained in our bank credit facilities and indentures for our senior notes, macroeconomic factors outside of our control, the price for oil and natural gas, the value and performance of Forest's debt and equity securities, and other risks as explained in Part 1, Item 1A—"Risk Factors" of our 2007 Annual Report on Form 10-K and Part II, Item 1A of this report.

        In addition, during the third quarter 2008 we plan to divest additional non-core assets that are part of our Western business unit. Funds that we may receive from any divestitures, in addition to the approximate $50 million which we have received relating to sales during the first half of 2008, may provide another source of liquidity in 2008.

        We believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our daily operating activities, interest, and general and administrative expense, our 2008 capital expenditure budget, and our short-term contractual obligations at current levels for the foreseeable future.

Bank Credit Facilities

        On May 9, 2008, we entered into a first amendment (the "First Amendment") to our second amended and restated combined credit agreements, which increased lender commitments to $1.8 billion and established the global borrowing base at $1.8 billion. The amended credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by

JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which currently is set at $1.8 billion, with $1.65 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. In the event Forest issues senior notes after May 9, 2008, the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 of every $1.00 principal amount of newly issued senior notes (excluding any senior notes that Forest may issue to refinance senior notes outstanding on May 9, 2008).

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and include financial covenants.

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

        At June 30, 2008, there were outstanding borrowings of $430.0 million under the U.S. Credit Facility at a weighted average interest rate of 3.5%, and there were outstanding borrowings of $112.8 million under the Canadian Credit Facility at a weighted average interest rate of 4.5%. We also had used the Credit Facilities for approximately $2.6 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $1.25 billion at June 30, 2008. At July 31, 2008, there were outstanding borrowings of $493.0 million under the U.S. Credit Facility at a weighted average interest rate of 3.6%, and there were outstanding borrowings of $92.8 million under the Canadian Credit Facility at a weighted average interest rate of 4.5%. We also had used the Credit Facilities for approximately $2.6 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $1.21 billion at July 31, 2008.

Credit Ratings

        Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate each series of our senior notes and, in addition, they have assigned Forest a general credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under credit facilities or the debt issued under the indentures for our senior notes. Also, the indentures for the senior notes include terms that will allow us greater flexibility if our credit ratings improve to investment grade and other tests have been satisfied, in which event we would not be obligated to comply with certain restrictive covenants included in the indentures. Our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$490,268	293,671
Net cash used by investing activities	(747,969)	(1,084,869)
Net cash provided by financing activities	258,855	772,592

        The increase in net cash provided by operating activities in the six months ended June 30, 2008 compared to the same period of 2007 was primarily due to higher net earnings before non-cash charges partially offset by an increased investment in net operating assets in 2008 as compared to 2007. The decrease in net cash used by investing activities in the six months ended June 30, 2008 compared to the same period of 2007 was primarily due to the acquisition of Houston Exploration in the second quarter of 2007. Net cash provided by financing activities in the six months ended June 30, 2008 included net bank proceeds of $252.3 million; the issuance of additional 7 1/4% senior notes, for net proceeds of $247.2 million; proceeds from the exercise of stock options and from the employee stock purchase plan of $15.0 million; and the redemption of our 8% senior notes of $265.0 million. Net cash provided by financing activities in the six months ended June 30, 2007 included net bank proceeds of $316.2 million; the issuance of 7 1/4% senior notes, for net proceeds of $739.2 million; proceeds from the exercise of stock options and from the employee stock purchase plan of $7.1 million; the repayment of Houston Exploration's bank debt of $176.9 million; and the repayment of $111.3 million of term loans.

Capital Expenditures

        Expenditures for property acquisition and exploration and development were as follows:

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Property acquisition costs:
Proved properties	$216,271	1,840,187
Unproved properties	93,715	251,000

	309,986	2,091,187
Exploration and development costs:
Direct costs	521,043	295,051
Overhead capitalized	26,907	17,105
Interest capitalized	10,687	2,202

	558,637	314,358

Total capital expenditures for property acquisition and exploration and development(1)(2)	$868,623	2,405,545

(1)
Total capital expenditures include cash expenditures, accrued cash expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting.

(2)
Includes estimated discounted asset retirement obligations of $5.5 million and $41.3 million for the six months ended June 30, 2008 and 2007, respectively.

        For the six months ended June 30, 2008, expenditures for exploration and development activities totaled $558.6 million. Forest's anticipated expenditures for exploration and development in 2008 are estimated to range from $1.15 billion to $1.25 billion. Some of the factors impacting the level of capital expenditures in 2008 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, and weather disruptions.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2008, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Third Quarter 2008	70	$9.02	$(27,317)	6,500	$69.72	$(42,129)
Fourth Quarter 2008	70	9.02	(30,190)	6,500	69.72	(42,141)
Calendar 2009	110	9.33	(120,151)	4,500	69.01	(112,081)
Calendar 2010	—	—	—	1,500	72.95	(32,117)

(1)
10 Bbtu per day is subject to a $6.00 written put for Calendar 2008.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2008, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)
Third Quarter 2008	80	$7.33/8.87	$(32,457)
Fourth Quarter 2008	80	7.33/8.87	(36,341)
Calendar 2009	40	8.25/10.92	(32,540)

Three-Way Costless Collars

        Forest also enters into three-way costless collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of June 30, 2008, we had entered into the following three-way collars:

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value (In Thousands)
Third Quarter 2008	30	$6.00/8.00/10.00	$(9,069)
Fourth Quarter 2008	30	6.00/8.00/10.00	(10,663)

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of June 30, 2008, we had entered into the following basis swaps:

	Basis Swaps
	Bbtu per Day	Fair Value (In Thousands)
Third Quarter 2008	80	$275
Fourth Quarter 2008	80	2,116

Interest Rate Swaps

        Forest may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. During the second quarter of 2008, Forest terminated all of its outstanding interest rate swaps for a net gain of $.4 million.

Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2008, beginning with the fair value of our derivative contracts on December 31, 2007. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. It has been our experience that commodity prices are subject to large fluctuations and we expect this volatility to continue. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2008 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2007	$(76,119)	(4,721)	(80,840)
Settlements of acquired derivatives	17,888	—	17,888
Net (decrease) increase in fair value	(527,530)	3,832	(523,698)
Net contract losses recognized	60,956	889	61,845

As of June 30, 2008	$(524,805)	—	(524,805)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at June 30, 2008.

	2011	2012	2013	2014	2019	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	542,781	—	—	—	542,781	542,781
Average interest rate(1)	—	3.70%	—	—	—	3.70%
Long-term debt:
Fixed rate	$285,000	—	2,862	150,000	1,000,000	1,437,862	1,407,133
Coupon interest rate	8.00%	—	7.00%	7.75%	7.25%	7.45%
Effective interest rate(2)	7.71%	—	7.00%	6.56%	7.25%	7.27%

(1)
As of June 30, 2008.

(2)
The effective interest rate on the 8% senior notes due 2011 and the 7 3/4% senior notes due 2014 is reduced from the coupon rate as a result of amortization of gains related to the termination of related interest rate swaps.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the Officers who certify Forest's financial reports and the Board of Directors.

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended June 30, 2008 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 ("Annual Report"). Except as set forth below and as disclosed in our Form 10-Q for the period ended March 31, 2008, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

We have substantial indebtedness and may incur more debt in the future, and our leverage may materially affect our operations and financial condition.

        We have incurred substantial debt. At June 30, 2008, the principal amount of our outstanding consolidated debt was approximately $2.0 billion, including $543 million outstanding under our combined U.S. and Canadian credit facilities. Our outstanding consolidated debt represented approximately 46% of our total capitalization at June 30, 2008. Further, we may incur more debt in the future. For example, on May 9, 2008 we entered into an amendment to our second amended and restated combined credit facilities with existing and new lenders, which increased the combined commitment amount from $1 billion to $1.8 billion and established the global borrowing base at $1.8 billion. We may elect to borrow additional amounts under the amended credit facilities including in connection with acquisitions and debt refinancings or we may elect to seek other sources of debt financing in the capital markets. Also, on May 22, 2008 we issued $250 million principal amount of additional 7 1/4% senior notes due 2019 and used a portion of the proceeds to repay $265 million in principal amount of 8% senior notes that came due on June 15, 2008. The level of our debt has several important effects on our business and operations; among other things, it may:

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

        If we do not have sufficient funds available, we may need to access the capital markets. Over the recent months, the capital markets have limited the availability of funds due to distressed conditions in the credit markets and other factors. We cannot predict whether we will need to access the capital markets or whether the market conditions existing at such time will allow us to obtain the necessary funds.

         Our use of hedging transactions could result in financial losses or reduce our income.    To reduce our exposure to fluctuations in oil and natural gas prices, we have and expect in the future to enter into derivative instruments (or, hedging agreements) for a portion of our oil and natural gas production. Our commodity hedging agreements are limited in duration, usually for periods of one year or less; however, in conjunction with acquisitions, we sometimes enter into or acquire hedges for longer periods. As of August 1, 2008, we had hedged, via commodity swaps and collar instruments, approximately 34 Bcfe of our remaining 2008 production and 65 Bcfe of our 2009 production. Our hedging transactions expose us to certain risks and financial losses, including, among others:

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

        Due to the volatility of oil and natural gas prices, the estimated fair value of our commodity derivative instruments are subject to significant fluctuations from period to period. The amount of any actual gains or losses recognized related to our commodity derivative instruments will likely differ from our period to period estimates and will be a function of the actual price of the commodities on the settlement date provided in the underlying derivative contracts. For example, during the first six months of 2008, we reported a net loss of $72.8 million. The net loss reported for the six months ended June 30, 2008 was affected by the non-cash effect of unrealized losses relating to recording our derivative instruments at fair value. We expect that commodity prices will continue to fluctuate in the future and, as a result, our periodic financial results will continue to be subject to fluctuations related to our derivative instruments. For further information concerning our commodity price hedging transactions and information concerning prices, market conditions, and our swap and collar hedging agreements, see Part I, Item 3—"Qualitative and Quantitative Disclosures about Market Risk," in this report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the second quarter of 2008. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
April 2008	1,804	$56.81	—	—
May 2008	1,644	64.45	—	—
June 2008	932	71.27	—	—

Second Quarter Total	4,380	$62.75	—	—

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 8, 2008, Forest held its Annual Meeting of Shareholders ("Annual Meeting") in Denver, Colorado. A total of 75,369,916 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of two proposals set forth in Forest's Proxy Statement dated March 24, 2008. The two proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

         Proposal No. 1:    Election of two Class II directors.

	Shares Voted for	Shares Withheld
H. Craig Clark	63,866,887	11,503,029
James H. Lee	63,862,841	11,507,075

        In addition to the two Class II directors noted above, the other directors of Forest whose terms did not expire at the 2008 Annual Meeting include: William L. Britton, Loren K. Carroll, Dod A. Fraser, James D. Lightner, and Patrick R. McDonald.

         Proposal No. 2:    Ratification of the appointment of Ernst & Young LLP as independent registered public accountants.

Shares Voted for	Shares Against	Abstentions
75,304,206	58,455	7,255

        There were no broker non-votes.

Item 6.    EXHIBITS

  (a)
  Exhibits.

3.1*	Bylaws of Forest Oil Corporation Restated as of February 14, 2001 as amended by Amendments No. 1, No. 2, No. 3 and No. 4.
4.1*	Registration Rights Agreement by and among Forest Oil Corporation, Forest Oil Permian Corporation and Banc of America Securities LLC, for itself and on behalf of the several Initial Purchasers dated as of May 22, 2008.
4.2	First Amendment dated May 9, 2008 to Second Amended and Restated Combined Credit Agreements dated June 6, 2007 among Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, incorporated by reference to Exhibit 10.1 to Forest's Current Report on Form 8-K dated May 9, 2008 (File No. 001-13515).
10.1*/**	Amendment No. 1 to Forest Oil Corporation 2007 Stock Incentive Plan.
10.2*/**	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2001 and 2007 Stock Incentive Plans, as amended.
10.3*/**	Form of Phantom Stock Unit Stock Agreement pursuant to the Forest Oil Corporation 2001 and 2007 Stock Incentive Plans, as amended.
10.4*/**	Form of Non-Employee Director Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

**
Contract or compensatory plan or arrangement in which directors and/or officers participate.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
August 7, 2008
	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1*	Bylaws of Forest Oil Corporation Restated as of February 14, 2001 as amended by Amendments No. 1, No. 2, No. 3 and No. 4.
4.1*	Registration Rights Agreement by and among Forest Oil Corporation, Forest Oil Permian Corporation and Banc of America Securities LLC, for itself and on behalf of the several Initial Purchasers dated as of May 22, 2008.
10.1*	Amendment No. 1 to Forest Oil Corporation 2007 Stock Incentive Plan.
10.2*	Form of Restricted Stock Agreement pursuant to the Forest Oil Corporation 2001 and 2007 Stock Incentive Plans, as amended.
10.3*	Form of Phantom Stock Unit Stock Agreement pursuant to the Forest Oil Corporation 2001 and 2007 Stock Incentive Plans, as amended.
10.4*	Form of Non-Employee Director Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2+	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.