Form 10-Q
period 2008-09-30
FOREST OIL CORP
filed 2008-11-06
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13515

FOREST OIL CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	25-0484900 (IRS Employer Identification No.)
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

         As of October 31, 2008 there were 97,121,170 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION

INDEX TO FORM 10-Q

September 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$496	9,685
Accounts receivable	205,768	201,617
Derivative instruments	60,779	30,006
Deferred income taxes	4,384	23,854
Other investments	14,302	34,694
Inventory	44,810	9,486
Other current assets	62,265	52,032

Total current assets	392,804	361,374
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $3,067,850 and $2,742,539	5,749,523	4,414,710
Unproved	1,063,921	568,510

Net oil and gas properties	6,813,444	4,983,220
Other property and equipment, net of accumulated depreciation and amortization of $35,528 and $30,011	87,303	42,595

Net property and equipment	6,900,747	5,025,815
Goodwill	265,088	265,618
Derivative instruments	7,730	—
Other assets	40,521	42,741

	$7,606,890	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$434,501	361,089
Accrued interest	34,146	7,693
Derivative instruments	60,690	72,675
Current portion of long-term debt	—	266,002
Asset retirement obligations	4,204	2,562
Other current liabilities	40,966	28,361

Total current liabilities	574,507	738,382
Long-term debt	2,672,996	1,503,035
Asset retirement obligations	95,912	87,943
Derivative instruments	29,167	38,171
Deferred income taxes	1,044,485	853,427
Other liabilities	65,355	62,779

Total liabilities	4,482,422	3,283,737
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 97,088,219 and 88,379,409 shares issued and outstanding	9,709	8,838
Capital surplus	2,361,782	1,966,569
Retained earnings	653,287	306,062
Accumulated other comprehensive income	99,690	130,342

Total shareholders' equity	3,124,468	2,411,811

	$7,606,890	5,695,548

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues	$474,160	313,025	1,365,872	750,303
Operating expenses:
Lease operating expenses	44,912	48,269	120,890	129,336
Production and property taxes	23,482	16,112	67,681	36,830
Transportation and processing costs	4,874	5,764	14,440	15,216
General and administrative (including stock-based compensation)	18,046	16,716	57,166	43,094
Depreciation and depletion	136,731	122,005	378,882	268,590
Accretion of asset retirement obligations	1,871	1,980	5,622	4,547
Gain on sale of assets	(21,063)	—	(21,063)	(7,176)

Total operating expenses	208,853	210,846	623,618	490,437

Earnings from operations	265,307	102,179	742,254	259,866
Other income and expense:
Interest expense	30,429	32,567	86,265	86,023
Unrealized (gains) losses on derivative instruments, net	(498,182)	12,415	(36,329)	35,440
Realized losses (gains) on derivative instruments, net	48,842	(30,387)	110,687	(64,791)
Unrealized foreign currency exchange losses (gains)	4,456	(1,075)	6,771	(7,395)
Unrealized losses (gains) on other investments, net	14,699	(2,521)	22,066	(2,521)
Other expense, net	2,114	4,145	1,089	4,379

Total other income and expense	(397,642)	15,144	190,549	51,135

Earnings before income taxes	662,949	87,035	551,705	208,731
Income tax:
Current	2,961	3,320	6,939	6,415
Deferred	230,981	25,728	188,509	60,639

Total income tax	233,942	29,048	195,448	67,054

Net earnings	$429,007	57,987	356,257	141,677

Basic earnings per common share	$4.88	..67	4.06	1.96

Diluted earnings per common share	$4.77	.65	3.97	1.91

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2007	88,379	$8,838	1,966,569	306,062	130,342	2,411,811
Acquisition of Texas properties	7,250	725	358,875	—	—	359,600
Exercise of stock options	784	78	16,279	—	—	16,357
Employee stock purchase plan	26	3	1,115	—	—	1,118
Restricted stock issued, net of cancellations	667	67	(67)	—	—	—
Amortization of stock-based compensation	—	—	20,100	—	—	20,100
Adoption of EITF 06-4 and EITF 06-10	—	—	—	(9,032)	—	(9,032)
Restricted stock redeemed and other	(18)	(2)	(1,089)	—	—	(1,091)
Comprehensive income:
Net earnings	—	—	—	356,257	—	356,257
Unfunded postretirement benefits, net of tax	—	—	—	—	(7)	(7)
Foreign currency translation	—	—	—	—	(30,645)	(30,645)

Total comprehensive income						325,605

Balances at September 30, 2008	97,088	$9,709	2,361,782	653,287	99,690	3,124,468

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Operating activities:
Net earnings	$356,257	141,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	378,882	268,590
Accretion of asset retirement obligations	5,622	4,547
Stock-based compensation expense	14,093	7,484
Unrealized (gains) losses on derivative instruments, net	(36,329)	35,440
Gain on sale of assets	(21,063)	(7,176)
Deferred income tax	188,509	60,639
Unrealized foreign currency exchange losses (gains)	6,771	(7,395)
Unrealized losses (gains) on other investments, net	22,066	(2,521)
Other, net	(2,837)	2,931
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,234)	36,081
Other current assets	(50,275)	(2,565)
Accounts payable	605	(34,724)
Accrued interest and other current liabilities	21,383	17,781

Net cash provided by operating activities	882,450	520,789
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(1,903,413)	(1,311,212)
Other fixed assets	(50,928)	(23,847)
Proceeds from sales of assets	99,416	501,734
Other, net	13,898	—

Net cash used by investing activities	(1,841,027)	(833,325)
Financing activities:
Proceeds from bank borrowings	2,609,133	1,208,553
Repayments of bank borrowings	(1,674,884)	(1,104,387)
Issuance of 7 1/4% senior notes, net of issuance costs	247,188	739,176
Redemption of 8% senior notes	(265,000)	—
Repurchases of 7% senior subordinated notes	(4,710)	—
Repayments of term loans	—	(375,000)
Repayments of bank debt assumed in acquisition	—	(176,885)
Proceeds from the exercise of options and from employee stock purchase plan	17,475	8,125
Other, net	20,289	(13,054)

Net cash provided by financing activities	949,491	286,528
Effect of exchange rate changes on cash	(103)	1,658

Net decrease in cash and cash equivalents	(9,189)	(24,350)
Cash and cash equivalents at beginning of period	9,685	33,164

Cash and cash equivalents at end of period	$496	8,814

Cash paid during the period for:
Interest	$74,802	63,924
Income taxes	6,957	3,401

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) ACQUISITIONS AND DIVESTITURES

Acquisitions

Texas Properties Acquisition

        On September 30, 2008, Forest acquired producing oil and natural gas properties located in its Greater Buffalo Wallow and East Texas/North Louisiana core areas from Cordillera Texas, L.P. Forest paid approximately $570 million in cash, subject to customary post-closing adjustments, to reflect an economic effective date of July 1, 2008, and issued 7.25 million shares of Forest's common stock, valued at approximately $360 million (based on a September 30, 2008 closing price), to the seller for the acquired assets. Forest funded the cash component of the purchase price primarily using advances under its credit facilities. Approximately 45% of the purchase price has been preliminarily allocated to unproved properties.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

Ark-La-Tex Properties Acquisition

        On May 2, 2008, Forest acquired producing oil and natural gas properties located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Forest paid approximately $284 million, as adjusted to reflect an economic effective date of April 1, 2008, for the assets using funds advanced under its credit facilities.

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

        The acquisition, which was accounted for using the purchase method of accounting, has been included in Forest's Condensed Consolidated Financial Statements since June 6, 2007, the date the acquisition closed. The following table represents the allocation of the total purchase price of Houston Exploration to the acquired assets and liabilities of Houston Exploration as of September 30, 2008. The

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

allocation represents the estimated fair values assigned to each of the assets acquired and liabilities assumed.

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

        Goodwill of $177.4 million has been recognized to the extent that the consideration paid exceeded the fair value of the net assets acquired and has been assigned to the U.S. geographical business segment. Goodwill is not expected to be deductible for tax purposes. The principal factors that contributed to the recognition of goodwill include the mix of complementary high-quality assets in certain of our existing core areas, lower-risk exploitation opportunities, expected increased cash flow from operations available for investing activities, and opportunities for cost savings through administrative and operational synergies. Subsequent to September 30, 2008, commodity prices and the Company's common stock price have declined significantly. These events may suggest that the carrying amount of goodwill may need to be assessed during the fourth quarter in addition to the normal recurring assessment that occurs during each second quarter and, as warranted, the Company may need to record an impairment.

        Included in the working capital assumed at the acquisition date was a severance accrual of $28.9 million for costs to involuntarily terminate employees of Houston Exploration. Management determined it would be necessary to eliminate certain overlapping positions to achieve cost savings through administrative and operational synergies. Management has finalized its termination plan as a

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) ACQUISITIONS AND DIVESTITURES (Continued)

result of the acquisition and all severance payments have been made. The following table summarizes the activity in the severance accrual through September 30, 2008 since the acquisition date.

(In Thousands)
Severance accrual at June 6, 2007	$28,850
Cash payments(1)	(26,805)
Net adjustment(2)	(2,045)

Severance accrual at September 30, 2008	$—

    (1)
    Represents cash severance and excise tax payments to involuntarily terminated employees of Houston Exploration as well as the related employer tax payments paid by the Company.

    (2)
    Represents the net adjustment made to the accrual as the Company continued to finalize the termination plan. This net adjustment was made to the cost of the acquired company.

        The following summary pro forma combined statement of operations data of Forest for the nine months ended September, 30, 2007 has been prepared to give effect to the merger as if the merger had occurred on January 1, 2007. The pro forma financial information is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2007, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

Nine Months Ended September 30, 2007
(In Thousands, Except Per Share Amounts)
Revenues	$971,260
Earnings from continuing operations	153,962
Net earnings	153,962
Basic earnings per common share:
From continuing operations	$1.78
Basic earnings per common share	1.78
Diluted earnings per common share:
From continuing operations	$1.75
Diluted earnings per common share	1.75

Divestitures

2008 Asset Divestiture Program

        During the nine months ended September 30, 2008, Forest sold U.S and international oil and gas properties for total proceeds of $99.4 million, including the sale of all of its unproven oil and gas properties in Gabon for net proceeds of $23.9 million that resulted in a gain on the sale of $21.1 million in the third quarter.

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

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings per Share

        Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units. The following sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Net earnings	$429,007	57,987	356,257	141,677

Weighted average common shares outstanding during the period	87,987	86,802	87,667	72,434
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	2,019	1,811	1,968	1,585

Weighted average common shares outstanding, including the effects of dilutive securities	90,006	88,613	89,635	74,019

Basic earnings per share	$4.88	..67	4.06	1.96

Diluted earnings per share	$4.77	.65	3.97	1.91

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in Forest's other comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 are foreign currency gains (losses) related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Net earnings	$429,007	57,987	356,257	141,677
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(18,663)	25,255	(30,645)	54,002
Unfunded postretirement benefits, net of tax	(7)	(65)	(7)	(274)

Total comprehensive earnings	$410,337	83,177	325,605	195,405

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2008 and 2007 under the provisions of SFAS No. 123 (Revised), Share-Based Payment ("SFAS 123(R)") and the remaining unamortized amounts and the weighted average amortization period remaining as of September 30, 2008.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three Months Ended September 30, 2008:
Total stock-based compensation costs	$745	7,237	(1,030)	6,952
Less: stock-based compensation costs capitalized	(292)	(2,636)	658	(2,270)

Stock-based compensation costs expensed	$453	4,601	(372)	4,682

Nine Months Ended September 30, 2008:
Total stock-based compensation costs	$2,274	17,429	2,788	22,491
Less: stock-based compensation costs capitalized	(940)	(6,172)	(1,683)	(8,795)

Stock-based compensation costs expensed	$1,334	11,257	1,105	13,696

Unamortized stock-based compensation costs as of September 30, 2008	$3,090	52,858	6,293 (2)	62,241
Weighted average amortization period remaining	1.4 years	2.3 years	2.1 years	2.2 years
Three Months Ended September 30, 2007:
Total stock-based compensation costs	$1,089	3,394	551	5,034
Less: stock-based compensation costs capitalized	(501)	(1,526)	(350)	(2,377)

Stock-based compensation costs expensed	$588	1,868	201	2,657

Nine Months Ended September 30, 2007:
Total stock-based compensation costs	$3,771	6,658	1,343	11,772
Less: stock-based compensation costs capitalized	(1,139)	(2,546)	(854)	(4,539)

Stock-based compensation costs expensed	$2,632	4,112	489	7,233

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.4 million of compensation cost was recognized for the three and nine months ended September 30, 2008, respectively, under the provisions of SFAS 123(R). Compensation costs for the employee stock purchase plan during the three and nine months ended September 30, 2007 were $.1 million and $.3 million, respectively.

(2)
Based on the closing price of the Company's common stock on September 30, 2008.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine months ended September 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2008	2,941,506	$21.35	$87,816	2,275,314
Granted	—	—	—	—
Exercised	(788,641)	21.14	30,372	—
Cancelled	(33,573)	28.04	—	—

Outstanding at September 30, 2008	2,119,292	21.32	58,940	1,733,536

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the nine months ended September 30, 2008.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	1,281,000	$43.41	164,500	$42.50
Awarded	717,645	64.28	82,154	62.97
Vested	(57,100)	42.42	(250)	55.54
Forfeited	(51,000)	45.15	(1,700)	43.76

Unvested at September 30, 2008	1,890,545	51.32	244,704	49.35

        The phantom stock units can be settled in cash, shares of common stock, or a combination of both. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT

        Components of debt are as follows:

	September 30, 2008				December 31, 2007
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$1,140,000	—	—	1,140,000	165,000	—	—	165,000
Canadian Credit Facility	80,814	—	—	80,814	129,126	—	—	129,126
8% Senior Notes due 2008(1)	—	—	—	—	265,000	(48)	1,050	266,002
8% Senior Notes due 2011	285,000	4,198	2,686	291,884	285,000	5,167	3,315	293,482
7% Senior Subordinated Notes due 2013(2)	1,112	(26)	—	1,086	5,822	(158)	—	5,664
7 3/4% Senior Notes due 2014	150,000	(1,333)	9,941	158,608	150,000	(1,512)	11,275	159,763
7 1/4% Senior Notes due 2019(1)	1,000,000	604	—	1,000,604	750,000	—	—	750,000

Total debt	2,656,926	3,443	12,627	2,672,996	1,749,948	3,449	15,640	1,769,037
Less: current portion of long-term debt	—	—	—	—	(265,000)	48	(1,050)	(266,002)

Long-term debt	$2,656,926	3,443	12,627	2,672,996	1,484,948	3,497	14,590	1,503,035

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

(2)
In May 2008, the Company repurchased $3.0 million in principal amount of 7% senior subordinated notes due 2013 at 99.9375% of par value. In September 2008, the Company repurchased an additional $1.8 million in principal amount of 7% senior subordinated notes due 2013 at 99.0000% of par value.

(3)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) DEBT (Continued)

Bank Credit Facilities

        On May 9, 2008, Forest entered into a first amendment to its second amended and restated combined credit agreements, which increased lender commitments to $1.8 billion and established the global borrowing base at $1.8 billion. The amended credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which currently is set at $1.8 billion, with $1.65 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. The lenders completed their semi-annual redetermination in October 2008 and reaffirmed the $1.8 billion Global Borrowing Base and their $1.8 billion in commitments under the Credit Facilities. In addition to the semi-annual redetermination, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to immediate reduction in the event Forest issues senior notes after May 9, 2008. In such case, the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 of every $1.00 principal amount of newly issued senior notes (excluding any senior notes that Forest may issue to refinance senior notes outstanding on May 9, 2008).

        Borrowings under the U.S. Credit Facility bear interest at one of two rates as may be elected by Forest. Loans will bear interest at a rate that is based on interest rates applicable to dollar deposits in the London interbank market ("LIBO Rate"), or a rate based on the greater of the prime rate announced by the global administrative agent or the federal funds rate plus 1/2 of 1%. Loans under the Canadian Credit Facility will bear interest at a rate that may be based on the base rate announced by the Canadian administrative agent, the LIBO Rate, a rate based on the greater of the rate for U.S. dollar denominated loans made by the Canadian administrative agent and the federal funds rate plus 1/2 of 1%, or a banker's acceptance rate. At September 30, 2008, the borrowings under the U.S. Credit Facility and Canadian Credit Facility had weighted average interest rates of 4.4% and 4.7%, respectively.

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

7% Senior Subordinated Notes Due 2013

        On May 22, 2008, Forest repurchased $3.0 million in principal amount of 7% senior subordinated notes due in 2013 (the "7% Notes") at 99.9375% of par value. On September 3, 2008, Forest repurchased an additional $1.8 million in principal amount of the 7% Notes at 99.0000% of par value.

8% Senior Notes Due 2008

        On June 15, 2008, Forest redeemed $265 million in principal amount of 8% senior notes due in 2008 (the "8% Notes due 2008") that matured as of that date. The Company used net proceeds received from the issuance of additional 7 1/4% Notes and borrowings under its credit facilities to fund the redemption of the 8% Notes due 2008.

(6) PROPERTY AND EQUIPMENT

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2008 and 2007, Forest capitalized $11.8 million and $12.7 million of general and administrative costs (including stock-based compensation), respectively. For the nine months ended September 30, 2008 and 2007, Forest capitalized $38.7 million and $29.8 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended September 30, 2008 and 2007, the Company capitalized $4.0 million and $6.3 million, respectively, of interest costs attributed to unproved properties. For the nine months ended September 30, 2008 and 2007, the Company capitalized $14.6 million and $8.5 million, respectively, of interest costs attributed to unproved properties.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activity for Forest's asset retirement obligations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Asset retirement obligations at beginning of period	$90,505	64,102
Accretion expense	5,622	4,547
Liabilities incurred	8,455	3,435
Liabilities settled	(3,152)	(863)
Disposition of properties	(3,692)	(17,476)
Liabilities assumed	2,747	40,073
Revisions of estimated liabilities	737	372
Impact of foreign currency exchange rate	(1,106)	2,492

Asset retirement obligations at end of period	100,116	96,682
Less: current asset retirement obligations	(4,204)	(1,151)

Long-term asset retirement obligations	$95,912	95,531

(8) EMPLOYEE BENEFITS

Pension Plans and Postretirement Benefits

        The following table sets forth the components of the net periodic cost of Forest's defined benefit pension plans and postretirement benefits in the United States for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(In Thousands)
Service cost	$—	170	127	103	—	227	381	308
Interest cost	569	636	110	94	1,707	1,770	330	282
Expected return on plan assets	(633)	(641)	—	—	(1,899)	(1,922)	—	—
Amortization of prior service cost	—	79	—	—	—	105	—	—
Recognized actuarial loss (gain)	182	199	(30)	(22)	545	589	(90)	(65)

Total net periodic expense	$118	443	207	175	353	769	621	525

Split Dollar Life Insurance

        The Company provides life insurance benefits for certain retirees and former executives under split dollar life insurance plans. Under the life insurance plans, the Company is assigned a portion of the benefits. No current employees are covered by these plans. On January 1, 2008, the Company adopted

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) EMPLOYEE BENEFITS (Continued)

Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"), and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). Pursuant to these pronouncements, the Company recognized a liability for the estimated cost of maintaining the insurance policies during the postretirement periods of the retirees and former executives in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). Upon adoption, Forest recorded a $9.0 million liability as a change in accounting principle through a cumulative effect adjustment to retained earnings. The weighted average discount rate used to determine the postretirement benefit obligation and accretion expense was 5.55%. The Company's estimate of costs expected to be paid in 2008 to maintain these life insurance policies is $.9 million. Accretion of the discounted life insurance obligations totaled $.1 million and $.4 million during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the Condensed Consolidated Balance Sheet includes a liability associated with the life insurance policies of $7.6 million and an asset of $2.6 million, representing the estimated cash surrender value of the life insurance policies.

(9) FAIR VALUE MEASUREMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company will adopt SFAS 157 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis as of January 1, 2009 pursuant to the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not materially impact the Company's financial position, results of operations, or cash flow.

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

        As of September 30, 2008, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including: (i) the Company's commodity derivative instruments and (ii) other investments, which are comprised of the PERL Note and the PERL Shares.

        The Company used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars and three-way collars. The Company's derivative instruments are included within the Level 2 fair value hierarchy. The Company also used the income approach, utilizing present value techniques, in determining the fair value of its PERL Note, which is included within the Level 3 fair value hierarchy. The Company used the market approach in determining the fair value of the PERL Shares, which are included within the Level 1 fair value hierarchy.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

        The Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2008, were as follows:

Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments	$—	68,509	—	68,509
Other investments	3,759	—	10,543	14,302
Liabilities:
Derivative instruments	—	(89,857)	—	(89,857)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In Thousands)
Balance at beginning of period	$16,742	15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	(6,199)	(4,480)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements (net)	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$10,543	10,543

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(6,199)	(6,154)

        Gains and losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) FAIR VALUE MEASUREMENTS (Continued)

and nine months ended September 30, 2008 are reported in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Unrealized Losses (Gains) on Other Investments, Net	Unrealized Losses (Gains) on Other Investments, Net	Other Expense, Net(1)
	(In Thousands)
Total losses or (gains) included in earnings for the period	$6,199	6,154	(1,674)

Change in unrealized losses or (gains) relating to assets still held at end of period	$6,199	6,154	—

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

        The tables below set forth Forest's outstanding commodity swaps and collars as of September 30, 2008.

	Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Barrels per Day	Weighted Average Hedged Price per Bbl
Fourth Quarter 2008	70	$9.02	6,500	$69.72
Calendar 2009	110	9.33	4,500	69.01
Calendar 2010	—	—	1,500	72.95

(1)
10 Bbtu per day is subject to a $6.00 written put for Fourth Quarter 2008.

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu
Fourth Quarter 2008	80	$7.33/8.87
Calendar 2009	40	8.25/10.92

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu
Fourth Quarter 2008	30	$6.00/8.00/10.00

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of September 30, 2008, Forest had basis swaps outstanding covering 80 Bbtu per day for the remainder of 2008.

        At September 30, 2008, the fair values of Forest's commodity derivative instruments are presented within the Condensed Consolidated Balance Sheet as liabilities of $89.9 million, of which $60.7 million is classified as current, and assets of $68.5 million, of which $60.8 million is classified as current. Due to the volatility of oil and natural gas prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

        In October 2008, in order to reduce credit exposure to certain counterparties, Forest elected to terminate two Calendar 2009 gas swaps for 20 Bbtu per day with a weighted average hedged price per MMBtu of $9.29 and one Calendar 2009 gas collar for 20 Bbtu per day with a hedged floor and ceiling price per MMBtu of $8.00 and $10.56, respectively, for proceeds of $19.2 million.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) DERIVATIVE INSTRUMENTS (Continued)

        In November 2008, Forest entered into two additional gas swap agreements covering 20 Bbtu per day for Calendar 2009 at a weighted average hedged price per MMBtu of $7.84, with 10 Bbtu per day subject to a $6.00 written put.

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its commodity derivatives for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives(1)	$48,842	(30,178)	109,798	(64,452)
Unrealized (gains) losses on derivatives(1)	(498,182)	9,180	(31,608)	33,995

Net realized and unrealized (gains) losses recorded	$(449,340)	(20,998)	78,190	(30,457)

(1)
Included in "Other income and expense" in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps

        The Company may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. In June 2008, the Company terminated all of its outstanding interest rate swaps for a net gain of $.4 million.

        The table below summarizes the realized and unrealized gains and losses Forest incurred related to its interest rate swaps for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Realized (gains) losses on derivatives(1)(2)	$—	(209)	889	(339)
Unrealized losses (gains) on derivatives(1)	—	3,235	(4,721)	1,445

Net realized and unrealized losses (gains) recorded	$—	3,026	(3,832)	1,106

(1)
Included in "Other income and expense" in the Condensed Consolidated Statements of Operations.

(2)
The nine months ended September 30, 2008 include $.4 million of net proceeds received upon termination of the interest rate swaps.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. At September 30, 2008, Forest conducted operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$406,484	67,753	—	474,237	1,155,818	210,084	—	1,365,902
Expenses:
Lease operating expenses	35,488	9,424	—	44,912	93,534	27,356	—	120,890
Production and property taxes	22,524	958	—	23,482	64,995	2,686	—	67,681
Transportation and processing costs	2,545	2,329	—	4,874	7,240	7,200	—	14,440
Depletion	112,233	22,249	—	134,482	305,660	67,204	—	372,864
Accretion of asset retirement obligations	1,579	271	21	1,871	4,678	882	62	5,622

Earnings (loss) from operations	$232,115	32,522	(21)	264,616	679,711	104,756	(62)	784,405

Capital expenditures(1)	$1,411,927	55,758	1,483	1,469,168	2,175,261	158,473	4,057	2,337,791

Goodwill	$248,805	16,283	—	265,088	248,805	16,283	—	265,088

(1)
Includes estimated discounted asset retirement obligations of $6.4 million and $11.9 million related to assets placed in service during the three and nine months ended September 30, 2008, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings before income taxes is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In Thousands)
Earnings from operations for reportable segments	$264,616	784,405
Marketing and other	(77)	(30)
General and administrative expense (including stock-based compensation)	(18,046)	(57,166)
Administrative asset depreciation	(2,249)	(6,018)
Interest expense	(30,429)	(86,265)
Unrealized gains on derivative instruments, net	498,182	36,329
Realized losses on derivative instruments, net	(48,842)	(110,687)
Unrealized foreign currency exchange losses	(4,456)	(6,771)
Unrealized losses on other investments, net	(14,699)	(22,066)
Gain on sale of assets	21,063	21,063
Other expense, net	(2,114)	(1,089)

Earnings before income taxes	$662,949	551,705

	Oil and Gas Operations
	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$269,683	43,334	—	313,017	609,060	140,452	—	749,512
Expenses:
Lease operating expenses	40,705	7,564	—	48,269	106,151	23,185	—	129,336
Production and property taxes	15,336	776	—	16,112	34,619	2,211	—	36,830
Transportation and processing costs	3,187	2,577	—	5,764	7,298	7,918	—	15,216
Depletion	99,893	20,578	—	120,471	204,133	61,065	—	265,198
Accretion of asset retirement obligations	1,650	316	14	1,980	3,678	831	38	4,547

Earnings (loss) from operations	$108,912	11,523	(14)	120,421	253,181	45,242	(38)	298,385

Capital expenditures(1)	$252,280	47,162	9,092	308,534	2,573,700	128,457	11,922	2,714,079

Goodwill	$272,764	17,418	—	290,182	272,764	17,418	—	290,182

(1)
Includes estimated discounted asset retirement obligations of $2.6 million and $43.9 million related to assets placed in service during the three and nine months ended September 30, 2007, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings from operations to consolidated earnings before income taxes is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In Thousands)
Earnings from operations for reportable segments	$120,421	298,385
Marketing, processing, and other	8	791
General and administrative expense (including stock-based compensation)	(16,716)	(43,094)
Administrative asset depreciation	(1,534)	(3,392)
Interest expense	(32,567)	(86,023)
Unrealized losses on derivative instruments, net	(12,415)	(35,440)
Realized gains on derivative instruments, net	30,387	64,791
Unrealized foreign currency exchange gains	1,075	7,395
Unrealized gains on other investments, net	2,521	2,521
Gain on sale of assets	—	7,176
Other expense, net	(4,145)	(4,379)

Earnings before income taxes	$87,035	208,731

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area. Long-lived assets include net property and equipment and goodwill.

	Total Assets
	September 30, 2008	December 31, 2007
	(In Thousands)
United States	$6,716,601	4,828,582
Canada	814,721	791,714
International	75,568	75,252

Total assets	$7,606,890	5,695,548

	Long-Lived Assets
	September 30, 2008	December 31, 2007
	(In Thousands)
United States	$6,322,875	4,487,257
Canada	768,107	730,418
International	74,853	73,758

Total long-lived assets	$7,165,835	5,291,433

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 7 3/4% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2008					December 31, 2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186	58	252	—	496	1,189	386	8,110	—	9,685
Accounts receivable	125,225	11,698	69,845	(1,000)	205,768	121,698	8,979	80,890	(9,950)	201,617
Deferred income taxes	3,837	518	29	—	4,384	23,854	—	—	—	23,854
Other current assets	170,348	144	11,664	—	182,156	116,898	273	9,047	—	126,218

Total current assets	299,596	12,418	81,790	(1,000)	392,804	263,639	9,638	98,047	(9,950)	361,374
Property and equipment, at cost	7,247,365	343,215	2,413,545	—	10,004,125	5,363,127	240,748	2,194,490	—	7,798,365
Less accumulated depreciation, depletion, and amortization	2,102,938	100,660	899,780	—	3,103,378	1,852,033	82,743	837,774	—	2,772,550

Net property and equipment	5,144,427	242,555	1,513,765	—	6,900,747	3,511,094	158,005	1,356,716	—	5,025,815
Investment in subsidiaries	858,244	—	—	(858,244)	—	740,964	—	—	(740,964)	—
Note receivable from subsidiary	93,053	—	—	(93,053)	—	73,307	—	—	(73,307)	—
Goodwill	225,845	—	39,243	—	265,088	225,178	—	40,440	—	265,618
Due from (to) parent and subsidiaries	368,386	5,683	(374,069)	—	—	308,381	28,409	(336,790)	—	—
Other assets	45,438	5	2,808	—	48,251	39,424	1	3,316	—	42,741

	$7,034,989	260,661	1,263,537	(952,297)	7,606,890	5,161,987	196,053	1,161,729	(824,221)	5,695,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,444	18,437	67,620	(1,000)	434,501	293,523	9,810	67,706	(9,950)	361,089
Current portion of long-term debt	—	—	—	—	—	266,002	—	—	—	266,002
Other current liabilities	128,576	1,773	9,657	—	140,006	103,288	1,012	6,991	—	111,291

Total current liabilities	478,020	20,210	77,277	(1,000)	574,507	662,813	10,822	74,697	(9,950)	738,382
Long-term debt	2,592,182	—	80,814	—	2,672,996	1,373,909	—	129,126	—	1,503,035
Note payable to parent	—	—	93,053	(93,053)	—	—	—	73,307	(73,307)	—
Other liabilities	145,119	1,793	43,522	—	190,434	136,362	1,690	50,841	—	188,893
Deferred income taxes	695,200	82,648	266,637	—	1,044,485	577,092	62,509	213,826	—	853,427

Total liabilities	3,910,521	104,651	561,303	(94,053)	4,482,422	2,750,176	75,021	541,797	(83,257)	3,283,737
Shareholders' equity	3,124,468	156,010	702,234	(858,244)	3,124,468	2,411,811	121,032	619,932	(740,964)	2,411,811

	$7,034,989	260,661	1,263,537	(952,297)	7,606,890	5,161,987	196,053	1,161,729	(824,221)	5,695,548

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2008					2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$321,720	31,275	121,165	—	474,160	209,139	18,655	85,891	(660)	313,025
Operating expenses:
Lease operating expenses	28,832	4,671	11,319	90	44,912	25,838	4,151	18,271	9	48,269
Other direct operating costs	22,876	2,262	3,218	—	28,356	15,331	1,358	5,187	—	21,876
General and administrative (including stock-based compensation)	15,977	45	2,024	—	18,046	13,466	32	3,218	—	16,716
Depreciation and depletion	91,095	6,445	39,197	(6)	136,731	81,998	4,866	35,144	(3)	122,005
Gain on sale of assets	—	—	(21,063)	—	(21,063)	—	—	—	—	—
Accretion of asset retirement obligations	1,507	44	320	—	1,871	1,297	43	640	—	1,980

Total operating expenses	160,287	13,467	35,015	84	208,853	137,930	10,450	62,460	6	210,846

Earnings from operations	161,433	17,808	86,150	(84)	265,307	71,209	8,205	23,431	(666)	102,179

Equity earnings in subsidiaries	135,279	—	—	(135,279)	—	(52,430)	—	—	52,430	—
Other income and expense:
Interest expense	26,868	—	8,380	(4,819)	30,429	25,341	—	11,818	(4,592)	32,567
Unrealized (gains) losses on derivative instruments, net	(362,289)	(85,366)	(50,527)	—	(498,182)	7,000	1,126	4,289	—	12,415
Realized losses (gains) on derivative instruments, net	36,034	7,050	5,758	—	48,842	(28,441)	(336)	(1,610)	—	(30,387)
Unrealized losses (gains) on other investments, net	14,699	—	—	—	14,699	(2,521)	—	—	—	(2,521)
Other (income) expense, net	(3,140)	—	5,321	4,389	6,570	(67,115)	215	1,989	67,981	3,070

Total other income and expense	(287,828)	(78,316)	(31,068)	(430)	(397,642)	(65,736)	1,005	16,486	63,389	15,144

Earnings (loss) before income taxes	584,540	96,124	117,218	(134,933)	662,949	84,515	7,200	6,945	(11,625)	87,035
Income tax	155,533	34,915	43,494	—	233,942	26,528	2,624	(104)	—	29,048

Net earnings (loss)	$429,007	61,209	73,724	(134,933)	429,007	57,987	4,576	7,049	(11,625)	57,987

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2008					2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$926,667	90,819	348,386	—	1,365,872	422,053	50,505	280,595	(2,850)	750,303
Operating expenses:
Lease operating expenses	77,642	10,724	32,390	134	120,890	55,317	12,251	61,801	(33)	129,336
Other direct operating costs	61,762	6,431	13,928	—	82,121	33,806	4,065	14,175	—	52,046
General and administrative (including stock-based compensation)	48,901	72	8,193	—	57,166	33,706	100	9,288	—	43,094
Depreciation and depletion	250,996	17,917	109,980	(11)	378,882	148,116	13,760	106,722	(8)	268,590
Gain on sale of assets	—	—	(21,063)	—	(21,063)	—	—	(7,176)	—	(7,176)
Accretion of asset retirement obligations	4,471	126	1,025	—	5,622	2,438	153	1,956	—	4,547

Total operating expenses	443,772	35,270	144,453	123	623,618	273,383	30,329	186,766	(41)	490,437

Earnings from operations	482,895	55,549	203,933	(123)	742,254	148,670	20,176	93,829	(2,809)	259,866

Equity earnings in subsidiaries	159,797	—	—	(159,797)	—	(20,524)	—	—	20,524	—
Other income and expense:
Interest expense	75,237	—	24,162	(13,134)	86,265	54,064	9	43,716	(11,766)	86,023
Unrealized losses (gains) on derivative instruments, net	10,590	(19,011)	(27,908)	—	(36,329)	5,099	6,995	23,346	—	35,440
Realized losses (gains) on derivative instruments, net	78,876	19,046	12,765	—	110,687	(50,393)	(5,341)	(9,057)	—	(64,791)
Unrealized losses (gains) on other investments, net	22,066	—	—	—	22,066	(2,521)	—	—	—	(2,521)
Other (income) expense, net	(11,362)	(27)	6,730	12,519	7,860	(74,399)	459	(4,254)	75,178	(3,016)

Total other income and expense	175,407	8	15,749	(615)	190,549	(68,150)	2,122	53,751	63,412	51,135

Earnings (loss) before income taxes	467,285	55,541	188,184	(159,305)	551,705	196,296	18,054	40,078	(45,697)	208,731
Income tax	111,028	20,139	64,281	—	195,448	54,619	6,548	5,887	—	67,054

Net earnings (loss)	$356,257	35,402	123,903	(159,305)	356,257	141,677	11,506	34,191	(45,697)	141,677

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2008				2007
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings	$196,460	35,402	124,395	356,257	95,980	11,506	34,191	141,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	250,996	17,917	109,969	378,882	148,116	13,760	106,714	268,590
Unrealized losses (gains) on derivative instruments, net	10,590	(19,011)	(27,908)	(36,329)	5,099	6,995	23,346	35,440
Deferred income tax	108,601	20,139	59,769	188,509	50,894	6,548	3,197	60,639
Other, net	36,621	126	(12,095)	24,652	3,510	153	(5,793)	(2,130)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	2,588	(2,719)	(1,103)	(1,234)	23,835	(499)	12,745	36,081
Other current assets	(46,919)	129	(3,485)	(50,275)	(12,275)	1,881	7,829	(2,565)
Accounts payable	(835)	495	945	605	(15,638)	564	(19,650)	(34,724)
Accrued interest and other current liabilities	16,484	(183)	5,082	21,383	26,384	(179)	(8,424)	17,781

Net cash provided by operating activities	574,586	52,295	255,569	882,450	325,905	40,729	154,155	520,789
Investing activities:
Capital expenditures for property and equipment	(1,533,130)	(94,332)	(326,879)	(1,954,341)	(1,395,469)	(19,033)	79,443	(1,335,059)
Proceeds from sales of assets	75,151	—	24,265	99,416	404,301	26,120	71,313	501,734
Other, net	13,902	(4)	—	13,898	—	—	—	—

Net cash (used) provided by investing activities	(1,444,077)	(94,336)	(302,614)	(1,841,027)	(991,168)	7,087	150,756	(833,325)
Financing activities:
Issuance of 7 1/4% senior notes, net of issuance costs	247,188	—	—	247,188	739,176	—	—	739,176
Proceeds from bank borrowings	2,344,000	—	265,133	2,609,133	1,043,000	—	165,553	1,208,553
Repayments of bank borrowings	(1,369,000)	—	(305,884)	(1,674,884)	(951,000)	—	(153,387)	(1,104,387)
Redemption of 8% senior notes	(265,000)	—	—	(265,000)	—	—	—	—
Repurchases of 7% senior subordinated notes	(4,710)	—	—	(4,710)	—	—	—	—
Repayments of debt	—	—	—	—	(176,885)	—	(375,000)	(551,885)
Net activity in investments from subsidiaries	(114,600)	41,313	73,287	—	11,356	(47,991)	36,635	—
Other, net	30,610	400	6,754	37,764	1,535	84	(6,548)	(4,929)

Net cash provided (used) by financing activities	868,488	41,713	39,290	949,491	667,182	(47,907)	(332,747)	286,528
Effect of exchange rate changes on cash	—	—	(103)	(103)	—	—	1,658	1,658

Net (decrease) increase in cash and cash equivalents	(1,003)	(328)	(7,858)	(9,189)	1,919	(91)	(26,178)	(24,350)
Cash and cash equivalents at beginning of period	1,189	386	8,110	9,685	771	126	32,267	33,164

Cash and cash equivalents at end of period	$186	58	252	496	2,690	35	6,089	8,814

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

        In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact the adoption of SFAS 157 will have on the Company's financial position and results of operations for nonfinancial assets and liabilities.

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

        We currently conduct our operations in three geographical segments and five business units. Geographical segments include: the United States, Canada, and International. Business units include: Western, Eastern, Southern, Canada, and International. We conduct exploration and development activities in each of our geographical segments; however, substantially all of our estimated proved reserves and all of our producing properties are located in onshore North America. At December 31, 2007, approximately 85% of our estimated proved oil and natural gas reserves were in the United States, approximately 12% were in Canada, and approximately 3% were in Italy. Approximately 73% of our estimated proved reserves was natural gas as of September 30, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included in Forest's 2007 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions."

Quarter and Year-to-Date 2008 Highlights

Oil and Gas Production

        Production for the third quarter of 2008 decreased to 47.9 Bcfe from 48.0 Bcfe in the corresponding period in 2007 due to an approximate 1.45 Bcfe of net oil and gas production volumes deferred as a result of hurricanes and third party downstream pipeline disruptions. For the nine months ended September 30, 2008, production increased 24% to 137.3 Bcfe as compared to 110.3 Bcfe in the corresponding period in 2007. These production changes are discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Oil and Gas Revenues

        Revenues increased 52% in the third quarter of 2008 to $474.2 million from $313.0 million in the third quarter of 2007 primarily due to a 52% increase in average realized prices. Revenues increased 82% in the nine months ended September 30, 2008 to $1.37 billion from $749.5 million in the corresponding period in 2007 due to a 46% increase in average realized prices and a 24% increase in production. These increases are discussed further in Results of Operations, Oil and Gas Production and Revenues, below.

Acquisition Activity

        On September 30, 2008, Forest acquired producing oil and natural gas properties including 118,000 gross acres (85,000 net acres) located in its Greater Buffalo Wallow and East Texas/North Louisiana core areas from Cordillera Texas, L.P. Forest estimated the proved oil and gas reserves associated with these assets, which produced an average of 34 MMcfe per day during the first half of 2008, to be approximately 350 Bcfe as of the closing date. Forest paid approximately $570 million in cash, subject to customary post-closing adjustments, to reflect an economic effective date of July 1, 2008, and issued 7.25 million shares of Forest's common stock, valued at approximately $360 million (based on a September 30, 2008 closing price), to the seller for these assets. Forest funded the cash component of the purchase price primarily using advances under its credit facilities.

        On May 2, 2008, Forest acquired producing oil and natural gas properties including approximately 69,000 gross acres (47,000 net acres) located primarily in its core Ark-La-Tex region in East Texas and North Louisiana. Forest estimated the proved oil and gas reserves associated with these assets, which produced an average of 13 MMcfe per day in 2007, to be approximately 110 Bcfe as of the closing date. Forest paid approximately $284 million, as adjusted to reflect an economic effective date of April 1, 2008, for the assets using funds advanced under its credit facilities.

Asset Divestiture Program

        During the nine months ended September 30, 2008, Forest sold U.S. and international oil and gas properties for total proceeds of $99.4 million, including the sale of all of its unproven oil and gas properties in Gabon for net proceeds of $23.9 million that resulted in a gain on the sale of $21.1 million in the third quarter. In September 2008, Forest entered into an agreement to sell certain operated and non-operated properties in the Rockies, including its Niobrara, San Juan and various properties in Wyoming and Utah, for $258 million. At the instigation of the counterparty to the transaction, we are currently in discussions that may result in modifications to the transaction's terms. Forest expects that proceeds from the pending divestiture transaction will be utilized to reduce its outstanding borrowings under its credit facilities.

        In addition, Forest previously disclosed that it was targeting additional property divestitures of between $450 million and $750 million during fourth quarter 2008 and the first part of 2009. Forest expects to continue to pursue these sales; however, due to distressed economic conditions, tightened access to credit markets, and significant declines in commodity prices, Forest now believes that this goal may be unlikely to be achieved over the next year.

Credit Facilities

        On May 9, 2008, Forest entered into an amendment to its second amended and restated combined credit facilities with existing and new lenders which increased the combined commitment amount from $1 billion to $1.8 billion and increased the global borrowing base to $1.8 billion. In October 2008, the lenders reaffirmed their commitments totaling $1.8 billion and completed their semi-annual redetermination of the global borrowing base and confirmed it at $1.8 billion.

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

2008-2009 Outlook

        We recognize several significant changes in the global economy and the oil and gas industry. Specifically, the global credit markets are in a state of distress and there are broad expectations of a U.S. and global recession in the near term. As a result of these negative global economic expectations, and the scarcity and increased cost of capital, oil and gas prices have declined significantly.

        Due to these changes in outlook, Forest believes that there will be the following impacts:

  •
  our earnings and operating cash flow will likely decrease in 2009 compared to 2008;

  •
  property acquisition prices will decrease significantly due to both lower commodity prices and more expensive capital, which will adversely impact our asset divestiture plans;

  •
  lenders will become more conservative in their borrowing base assumptions, which could result in a decrease in the global borrowing base under our credit facilities in 2009 and could also reduce the liquidity available to other companies; and

  •
  service, steel, and fuel costs will decrease but perhaps not in a proportionate manner.

        Given the expected decrease in earnings and cash flow from operations, and the likelihood that we may not be able to achieve further asset sales at prices we believe to be reasonable, we are in the process of significantly decreasing our capital spending in order to lower the capital spend rate entering 2009. While we will continue to pursue asset sales of $450 million to $750 million as previously disclosed, Forest will operate as if no such sales will occur.

        In 2009, we intend to limit our exploration and development capital expenditures to a level that can be funded with cash flow from operations, excluding changes in working capital. This is the same business model we employed from 2004 to 2007. We anticipate borrowings under our credit facilities on December 31, 2008 will be approximately $1.4 billion, which would give us $400 million of liquidity entering 2009 based on current conditions and the assumption that no further asset sales close in the fourth quarter of 2008.

RESULTS OF OPERATIONS

        Forest reported net earnings of $429.0 million in the third quarter of 2008 compared to net earnings of $58.0 million in the third quarter of 2007. Earnings from operations were $265.3 million in the third quarter of 2008 compared to $102.2 million in the third quarter of 2007. The third quarter net earnings of 2008 were favorably impacted by fair value adjustments on our oil and gas derivative instruments. In the third quarter of 2008, we recognized unrealized gains on derivative instruments of $498.2 million compared to losses of $12.4 million in the third quarter of 2007.

        During the first nine months of 2008, Forest reported net earnings of $356.3 million compared to net earnings of $141.7 million during the same period of 2007. Earnings from operations were $742.3 million during the first nine months of 2008 compared to $259.9 million in the same period of 2007. Net earnings for the nine months ended September 30, 2008 were also favorably impacted by fair value adjustments on our derivative instruments, which primarily consisted of oil and natural gas swaps and collars. During the first nine months of 2008, we recognized unrealized gains on derivative instruments of $36.3 million compared to losses of $35.4 million in the same period of 2007.

        Discussion of the components of the changes in our quarterly and year-to-date results follows. Comparability between the third quarter of 2008 and corresponding period in 2007 was impacted by the sale of our Alaska assets (the "Alaska Assets") in August 2007 to Pacific Energy Resources Ltd. ("PERL"). The nine months ended September 30, 2008 as compared to the corresponding period in 2007 was significantly impacted by our acquisition of The Houston Exploration Company ("Houston Exploration") in June 2007 as well as the sale of the Alaska Assets to PERL in August 2007. Details for the acquisition and divestiture transactions discussed above are included in Note 2 to the Condensed Consolidated Financial Statements.

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three and nine months ended September 30, 2008 and 2007 are set forth in the tables below. These tables do not include miscellaneous marketing losses of $.1 million for the three months ended September 30, 2008 and revenues of $.8 million for the nine months ended September 30, 2007.

	Three Months Ended September 30,
	2008				2007
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	29,942	905	836	40,388	29,038	1,114	715	40,012
Canada	5,808	205	73	7,476	6,486	191	65	8,022

Totals	35,750	1,110	909	47,864	35,524	1,305	780	48,034

Revenues (in thousands):
United States	$255,627	105,209	45,648	406,484	161,305	80,407	27,971	269,683
Canada	40,464	21,659	5,630	67,753	28,680	11,923	2,731	43,334

Totals	$296,091	126,868	51,278	474,237	189,985	92,330	30,702	313,017

Average sales price:
United States	$8.54	116.25	54.60	10.06	5.55	72.18	39.12	6.74
Canada	6.97	105.65	77.12	9.06	4.42	62.42	42.02	5.40

Totals	$8.28	114.30	56.41	9.91	5.35	70.75	39.36	6.52

	Nine Months Ended September 30,
	2008				2007
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	84,561	2,788	2,260	114,849	55,099	3,558	1,672	86,479
Canada	17,461	602	228	22,441	19,051	603	189	23,803

Totals	102,022	3,390	2,488	137,290	74,150	4,161	1,861	110,282

Revenues (in thousands):
United States	$724,991	310,569	120,258	1,155,818	327,746	222,363	58,951	609,060
Canada	133,596	60,849	15,639	210,084	100,293	33,055	7,104	140,452

Totals	$858,587	371,418	135,897	1,365,902	428,039	255,418	66,055	749,512

Average sales price:
United States	$8.57	111.39	53.21	10.06	5.95	62.50	35.26	7.04
Canada	7.65	101.08	68.59	9.36	5.26	54.82	37.59	5.90

Totals	$8.42	109.56	54.62	9.95	5.77	61.38	35.49	6.80

        Net oil and gas production in the third quarter of 2008 was 47.9 Bcfe or an average of 520.3 MMcfe per day, a slight decrease from 48.0 Bcfe or an average of 522.1 MMcfe per day in the third quarter of 2007. The decrease in oil and gas production for the comparable three month periods was due to normal production declines on existing wells, the sale of the Alaska Assets in 2007, shut-in production as a result of Hurricanes Gustav and Ike and by third party pipeline disruptions, which deferred approximately 1.45 Bcfe of net oil and gas production volumes during the third quarter of 2008, all of which were offset by continued drilling and acquisition activities. Net oil and gas production for the nine months ended September 30, 2008 was 137.3 Bcfe or an average of 501.1 MMcfe per day, a 24% increase from 110.3 Bcfe or an average of 404.0 MMcfe per day in the same period in the prior year. The net increase in oil and gas production during the comparable nine month periods was primarily attributable to continued drilling and acquisition activity, partially offset by normal production declines on existing wells, the sale of the Alaska Assets in August 2007, and the deferred production discussed above.

        Oil and natural gas revenues were $474.2 million in the third quarter of 2008, reflecting a 52% increase as compared to $313.0 million in the third quarter of 2007. The increase in oil and natural gas revenues between the comparable three month periods was primarily due to a 52% increase in average realized sales prices. Oil and natural gas revenues were $1.37 billion during the nine months ended September 30, 2008, a 82% increase as compared to $749.5 million for the same period in the prior year. The increase in oil and natural gas revenues between the comparable nine month periods was due to the 24% increase in daily production and a 46% increase in average realized sales prices. No hedging gains or losses are included in the average sales prices presented above given our election not to utilize cash flow hedge accounting. See Realized and Unrealized Gains and Losses—Derivative Instruments below for information on gains and losses recognized on derivative instruments.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$44,912	48,269	120,890	129,336
Production and property taxes	23,482	16,112	67,681	36,830
Transportation and processing costs	4,874	5,764	14,440	15,216

Production expense	$73,268	70,145	203,011	181,382

Production expense per Mcfe:
Lease operating expenses	$.94	1.00	.88	1.17
Production and property taxes	.49	.34	.49	.33
Transportation and processing costs	.10	.12	.11	.14

Production expense per Mcfe	$1.53	1.46	1.48	1.64

        Lease operating expenses in the third quarter of 2008 were $44.9 million, or $.94 per Mcfe, compared to $48.3 million, or $1.00 per Mcfe, in the third quarter of 2007. The decrease in lease operating expense in total and on a per-unit basis in the comparable three month periods was primarily attributable to the sale of the Alaska Assets in August 2007, partially offset by increased fuel and power costs. During the nine months ended September 30, 2008, lease operating expenses were $120.9 million, or $.88 per Mcfe, compared to $129.3 million, or $1.17 per Mcfe, in the same period in the prior year. The decrease in lease operating expense from the prior year was primarily attributable to the sale of the Alaska Assets in August 2007 offset by the Houston Exploration acquisition in June 2007 and increased fuel and power costs. On a per-Mcfe basis, the 25% decrease from the prior year was primarily due to lower average per-unit lease operating expenses from the assets associated with the Houston Exploration acquisition and the divestiture of the Alaska Assets, which had higher average per-unit lease operating expenses.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately with our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 5.0% and 5.1% for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, production and property taxes were 5.0% and 4.9% of oil and natural gas revenue, respectively. Normal fluctuations will occur between periods based on the approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas reserves and other property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs decreased to $4.9 million, or $.10 per Mcfe, in the third quarter of 2008, from $5.8 million, or $.12 per Mcfe, in the third quarter of 2007. Transportation and processing costs were $14.4 million, or $.11 per Mcfe, in the nine months ended September 30, 2008, compared to $15.2 million, or $.14 per Mcfe, for the corresponding 2007 period. The per-unit decrease in each period was primarily due to lower per-unit transportation costs recognized in 2008 as a result of the sale of the Alaska Assets in August 2007.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$7,090	5,140	22,888	12,023
Other general and administrative costs	22,744	24,272	72,973	60,872
General and administrative costs capitalized	(11,788)	(12,696)	(38,695)	(29,801)

General and administrative expense	$18,046	16,716	57,166	43,094

General and administrative expense per Mcfe	$.38	.35	.42	.39

        General and administrative expense in the third quarter of 2008 was $18.0 million compared to $16.7 million in the third quarter of 2007. The $1.3 million increase in general and administrative expense in the comparable three month periods was due to a $1.9 million increase in stock-based compensation and $.9 million less of general and administrative costs capitalized offset by a $1.5 million decrease in other general and administrative costs. During the nine months ended September 30, 2008, general and administrative expense was $57.2 million compared to $43.1 million in the same period of 2007. The 33% increase in general and administrative expense in the comparable nine month periods was primarily related to increased employee salary and benefit costs resulting from the acquisition of Houston Exploration in June 2007 and increased stock-based compensation. The percentage of general and administrative costs capitalized remained relatively constant between each of the periods presented, ranging from 40% to 43%.

Depreciation and Depletion

        Depreciation, depletion and amortization expense ("DD&A") in the third quarter of 2008 was $136.7 million, or $2.86 per Mcfe, compared to $122.0 million, or $2.54 per Mcfe, in the third quarter of 2007. The per-unit increase for the comparable three month periods was primarily due to price-related downward reserve revisions at September 30, 2008 which increased the per-unit depletion rate for the third quarter of 2008. During the nine months ended September 30, 2008, DD&A was $378.9 million, or $2.76 per Mcfe, compared to $268.6 million, or $2.44 per Mcfe, for the same period in 2007. The per-unit increase in the comparable nine month periods was primarily due to the acquisition of the Houston Exploration properties in June 2007.

Gain on Sale of Assets

        In August 2008, Forest recognized a $21.1 million gain on the sale of all of its unproven oil and gas properties in Gabon for net proceeds of $23.9 million. In February 2007, Forest sold its overriding royalty interests in Australia for net proceeds of $7.2 million, which resulted in a gain on the sale of $7.2 million.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Interest costs	$34,381	38,846	100,904	94,504
Interest costs capitalized	(3,952)	(6,279)	(14,639)	(8,481)

Interest expense	$30,429	32,567	86,265	86,023

        Interest expense in the third quarter of 2008 totaled $30.4 million compared to $32.6 million in the third quarter of 2007. The $2.1 million decrease in interest expense in the comparable three month periods was due to a $4.4 million decrease in interest costs primarily as a result of the repayment of the Alaska term loans in August 2007 in connection with the sale of our Alaska Assets, partially offset by a $2.3 million decrease in interest capitalization. Interest capitalization decreased due to significant developmental drilling activity in 2008 which resulted in the reclassification of unproved properties to proved oil and gas properties. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties under the full cost method of accounting. During the nine months ended September 30, 2008, interest expense totaled $86.3 million compared to $86.0 million for the same period in 2007. The $.3 million increase in interest expense in the comparable nine month periods was due to a $6.4 million increase in interest costs primarily as a result of the issuance of $750 million in principal amount of 7 1/4% Notes in conjunction with the acquisition of Houston Exploration in June 2007, which was offset by a $6.1 million increase in interest capitalization as a result of the acquisition of Houston Exploration, which included a large investment in unproved properties.

Realized and Unrealized Gains and Losses

Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under "Other income and expense" in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 9 and Note 10 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$28,952	3,418	77,758	(17,346)
Gas	19,890	(33,596)	32,040	(47,106)
Interest	—	(209)	889	(339)

Total	$48,842	(30,387)	110,687	(64,791)

Unrealized (gains) losses on derivatives, net:
Oil	$(142,102)	17,494	(3,741)	61,538
Gas	(356,080)	(8,314)	(27,867)	(27,543)
Interest	—	3,235	(4,721)	1,445

Total	$(498,182)	12,415	(36,329)	35,440

Other Investments

        Unrealized losses on other investments totaled $14.7 million and $22.1 million for the three and nine months ended September 30, 2008, respectively. Unrealized gains on other investments totaled $2.5 million for the three and nine months ended September 30, 2007. The unrealized gains and losses on other investments relate to fair value adjustments to the shares of PERL common stock and zero coupon senior subordinated note from PERL due 2014, which were received as a portion of the total consideration for the Alaska Assets. See Note 2 and Note 9 to the Condensed Consolidated Financial Statements for more information on these investments.

Foreign Currency Exchange

        Unrealized foreign currency exchange gains and losses relate to the outstanding intercompany indebtedness between Forest Oil Corporation and our Canadian subsidiary. Unrealized foreign currency exchange losses were $4.5 million and $6.8 million for the three and nine months ended September 30, 2008, respectively. Since intercompany debt is denominated in U.S. dollars, the strengthening of the U.S. dollar in 2008 resulted in an unrealized foreign exchange loss in each period in 2008. Conversely, the weakening of the U.S. dollar in 2007 resulted in unrealized foreign currency exchange gains of $1.1 million and $7.4 million for the three and nine months ended September 30, 2007, respectively. Realized foreign currency exchange gains and losses relate to repayments of intercompany debt owed to Forest Oil Corporation by our Canadian subsidiary. During the three and nine months ended September 30, 2007, realized foreign currency exchange gains were $4.9 million and $7.3 million, respectively.

Current and Deferred Income Tax

        Our effective income tax rate was approximately 35.3% for the three and nine months ended September 30, 2008. This effective rate is based primarily on the expected mix of total 2008 pre-tax earnings between the United States and Canada, which have statutory rates of approximately 36% and 30%, respectively. Our effective income tax rate was 33.4% and 32.1% for the three and nine months ended September 30, 2007, respectively. The increase in the effective income tax rate in the comparable three month periods is primarily due to the release of valuation allowances on capital loss carryforwards in Canada and capital gains in Canada which are taxed at 50% of statutory rates, both of which occurred in 2007. The increase in the effective income tax rate in the comparable nine month periods is primarily due to the effects of statutory income tax rate reductions enacted in Canada, which necessitated a reduction to our deferred income tax liabilities in Canada, the release of valuation allowances, and capital gains in Canada which are taxed at 50% of statutory rates, all of which occurred in 2007.

LIQUIDITY AND CAPITAL RESOURCES

        For the remainder of 2008 and in 2009, we expect our cash flow from operations to be our primary source of liquidity to meet operating expenses and fund capital expenditures.

        The prices we receive for our oil and natural gas production have a significant impact on operating cash flows. While significant price declines adversely affect the amount of cash flow that we generate from operations, we utilize a hedging program to partially mitigate our risk. As of November 5, 2008, we have hedged approximately 13 Bcfe of our remaining 2008 production and approximately 57 Bcfe of our 2009 production. This level of hedging provides a measure of certainty of the cash flow we will receive for a portion of our remaining 2008 and 2009 production. Depending on changes in oil and gas futures markets and management's view of underlying oil and natural gas supply and demand trends, we may increase or decrease our current hedging positions. For further information concerning our hedging contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below.

        Another source of liquidity is our revolving U.S. and Canadian bank credit facilities. On May 9, 2008, we entered into an amendment to our second amended and restated combined credit facilities, which increased the commitments from $1 billion to $1.8 billion and established the global borrowing base at $1.8 billion. In October 2008, our lenders reaffirmed the global borrowing base and their commitments totaling $1.8 billion. These credit facilities, which mature in June 2012, are used to fund daily operating activities and certain acquisitions and debt refinancings in the United States and Canada as needed. At October 31, 2008, we had $518.4 million available for borrowing under the credit facilities. Further, based on current conditions and assuming no further asset sales close in the fourth quarter, we anticipate that we will have approximately $400 million available for borrowing under our credit facilities at the end of the year. See "Bank Credit Facilities" below for details.

        The public capital markets have been our principal source of funds to finance large acquisitions and other types of large expenditures outside ordinary operating activities. In the past, we have issued debt and equity securities in both public and private offerings. For example, in May 2008 we issued an additional $250 million principal amount of 7 1/4% senior notes due 2019 in a private offering and used the proceeds to redeem a portion of the senior notes that matured on June 15, 2008. Our ability to access the capital markets on reasonable terms is impacted by the credit ratings assigned to our debt by independent rating agencies, the value and performance of our debt and equity securities, our operational and financial performance, and prevailing oil and natural gas commodity prices and other macroeconomic factors outside our control. In recent months, the global financial and credit markets have been distressed and the commodity markets have been subject to significant fluctuations. As a result of these conditions, access to funding has greatly diminished and, at this time, we do not believe that we would be able to access the public capital markets on terms that we find reasonable and we do not currently plan to access the capital markets absent a change in market conditions. A decision not to access the capital markets may impact our ability to fully implement our business plans, take advantage of business opportunities in the future, or refinance outstanding indebtedness. See Part 1, Item 1A—"Risk Factors" of our 2007 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and Part II, Item 1A of this Report for a description of other risks that may impact our operations and results.

        Asset divestitures provide another source of funds. Forest intended to complete asset divestitures in 2008 for expected proceeds ranging from $300 million to $500 million. In addition to these sales, Forest was targeting other property divestitures of between $500 million and $600 million in late 2008 and in 2009. As of November 1, 2008, we had closed on approximately $100 million in asset sales and had entered into an agreement for the sale of assets that provides for a purchase price of $258 million. As a result of distressed conditions in the global financial markets, diminished access to the credit markets, and significant declines in commodity prices over the last several months, we have not been able to complete our planned divestitures for 2008 on terms that we found economically attractive and do not anticipate achieving our remaining goal of additional asset sales of $450 million to $750 million within our original timetable. If we are unable to complete our planned asset divestitures, we do not anticipate having these proceeds available to reduce amounts outstanding under our credit facilities.

        For the remainder of 2008, we believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our daily operating activities, interest, general and administrative expense, our capital expenditure budget, and our short-term contractual obligations.

        During 2009, the funds generated from operations and amounts available under our credit facilities are expected to be adequate to address our daily operating needs, general and administrative expenses, and short-term contractual obligations, in addition to our 2009 capital expenditure plans. However, further declines in oil and natural gas commodity prices in 2009 will adversely impact the amount of cash provided from operating activities and may impact the amount of funds available under our credit facilities. In addition, a continuation of the distressed economic conditions and diminished credit and capital markets may adversely impact our access to other sources of funding on reasonable terms. Nevertheless, if commodity prices continue to decline and economic conditions do not improve, we believe we have the flexibility to adjust our capital expenditure plan as needed to provide liquidity to meet financial obligations.

Bank Credit Facilities

        On May 9, 2008, we entered into a first amendment to our second amended and restated combined credit agreements, which increased lender commitments to $1.8 billion and established the global borrowing base at $1.8 billion. The amended credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which currently is set at $1.8 billion, with $1.65 billion allocated to the U.S. Credit Facility and $150 million allocated to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders, applying their own assumptions in their sole discretion, taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Global Borrowing Base redetermined. Because the process for determining the Global Borrowing Base involves evaluating the estimated value of our oil and gas properties, a continuation of the decline in oil and gas commodity prices observed over the last several months could result in a determination to decrease the Global Borrowing Base; however, as of October 17, 2008, our lenders, after completing their semi-annual redetermination process, reaffirmed our $1.8 billion Global Borrowing Base and their $1.8 billion in commitments under the Credit Facilities. The Global Borrowing Base is also subject to change in the event Forest issues senior notes after May 9, 2008. In such case, the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 of every $1.00 principal amount of newly issued senior notes (excluding any senior notes that Forest may issue to refinance senior notes outstanding on May 9, 2008).

        Borrowings under the U.S. Credit Facility bear interest at one of two rates as may be elected by Forest. Loans will bear interest at a rate that is based on interest rates applicable to dollar deposits in the London interbank market ("LIBO Rate"), or a rate based on the greater of the prime rate announced by the global administrative agent or the federal funds rate plus 1/2 of 1%. Loans under the Canadian Credit Facility will bear interest at a rate that may be based on the base rate announced by the Canadian administrative agent, the LIBO Rate, a rate based on the greater of the rate for U.S. dollar denominated loans made by the Canadian administrative agent and the federal funds rate plus 1/2 of 1%, or a banker's acceptance rate.

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

        The lending group under our U.S. Credit Facility includes the following institutions: JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), Bank of America, N.A. ("Bank of America"), Citibank, N.A. ("Citibank"), BNP Paribas, BMO Capital Markets Financing, Inc. ("BMO"), Credit Suisse, Cayman Islands Branch ("Credit Suisse"), Deutsche Bank Securities Inc. (acts only as Co-U.S. Documentation Agent) ("Deutsche Bank"), U.S. Bank National Association, The Bank of Nova Scotia ("Bank of Nova Scotia"), Fortis Capital Corp. ("Fortis"), Bank of Scotland, ABN Ambro Bank N.V., UBS Loan Finance LLC, Compass Bank, Wells Fargo Bank, N.A. ("Wells Fargo"), Mizuho Corporate Bank, Ltd., and Toronto Dominion (Texas) LLC. The lenders under our Canadian Credit Facility include: JPMorgan Chase Bank, N.A., Toronto Branch ("JPM Toronto", with JPMorgan Chase, collectively "JPMorgan"), Bank of Montreal, The Toronto-Dominion Bank (together with Toronto Dominion (Texas) LLC, "Toronto Dominion"), Bank of America, N.A., Canada Branch, and Citibank, N.A., Canada Branch. Of the $1.8 billion total commitments under the Credit Facilities, JPMorgan, Bank of America, BNP Paribas, Credit Suisse, Deutsche Bank, Bank of Nova Scotia, Toronto Dominion, and Wells Fargo hold approximately 62% of the total commitments, with each of these eight lenders holding an equal share. With respect to the other 38% of the total commitments, no single lender holds more than 4.2% of the total commitments. In addition to our relationships with these institutions under the Credit Facilities, from time to time we engage in other transactions with a number of these institutions. Such institutions or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities, act as agent or directly purchase our production and, or serve as counterparties to our commodity and interest rate derivative agreements. As of November 5, 2008, our lenders and their affiliates were our primary derivative counterparties and we had entered into commodity derivative transactions covering approximately 74 Bcfe of our remaining 2008, 2009 and 2010 production with the following lenders or an affiliate of such lender: BMO, BNP Paribas, Credit Suisse, Deutsche Bank, Fortis, Bank of Nova Scotia, and Toronto Dominion. Our agreements with BMO, BNP Paribas, and

Toronto Dominion account for approximately 50% of our remaining 2008, 2009, and 2010 hedged production. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" below for additional details concerning our derivative arrangements.

        At September 30, 2008, there were outstanding borrowings of $1,140.0 million under the U.S. Credit Facility at a weighted average interest rate of 4.4%, and there were outstanding borrowings of $80.8 million under the Canadian Credit Facility at a weighted average interest rate of 4.7%. We also had used the Credit Facilities for approximately $2.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $576.4 million at September 30, 2008. At October 31, 2008, there were outstanding borrowings of $1,195.0 million under the U.S. Credit Facility at a weighted average interest rate of 5.0%, and there were outstanding borrowings of $83.9 million under the Canadian Credit Facility at a weighted average interest rate of 4.2%. We also had used the Credit Facilities for approximately $2.7 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of approximately $518.4 million at October 31, 2008. Based on our current expectations and assumptions, including, among others, no additional asset sales, we anticipate that we will have approximately $400 million available for borrowing under the Credit Facilities at December 31, 2008.

Credit Ratings

        Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate each series of our senior notes and, in addition, they have assigned Forest a general credit rating. Our Credit Facilities include provisions that are linked to our credit ratings. For example, our collateral requirements will vary based on our credit ratings; however, we do not have any credit rating triggers that would accelerate the maturity of amounts due under credit facilities or the debt issued under the indentures for our senior notes. The indentures for the senior notes also include terms linked to our credit ratings. These terms allow us greater flexibility if our credit ratings improve to investment grade and other tests have been satisfied, in which event we would not be obligated to comply with certain restrictive covenants included in the indentures. Our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$882,450	520,789
Net cash used by investing activities	(1,841,027)	(833,325)
Net cash provided by financing activities	949,491	286,528

        Cash flows provided by operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The increase in net cash provided by operating activities in the nine months ended September 30, 2008 compared to the same period of 2007 was primarily due to higher net earnings before non-cash charges partially offset by an increased investment in net operating assets in 2008 as compared to 2007. Given the recent decline in oil and gas prices, cash flows from operations will likely be lower in the fourth quarter of 2008 and in 2009.

        Cash flows used by investing activities are primarily comprised of the acquisition, exploration and development of oil and gas properties net of dispositions of oil and gas properties. The increase in net cash used by investing activities in the nine months ended September 30, 2008 compared to the same period of 2007 was primarily due to increased exploration and development expenditures in 2008 and proceeds from the Alaska Assets in the third quarter of 2007. See "Capital Expenditures" below.

        Net cash provided by financing activities in the nine months ended September 30, 2008 included net bank proceeds of $934.2 million; the issuance of additional 7 1/4% senior notes, for net proceeds of $247.2 million; proceeds from the exercise of stock options and from the employee stock purchase plan of $17.5 million; and the redemption of our 8% senior notes of $265.0 million. Net cash provided by financing activities in the nine months ended September 30, 2007 included the issuance of the 7 1/4% Notes for net proceeds of $739.2 million; net bank proceeds of $104.2 million; proceeds from the exercise of stock options and from the employee stock purchase plan of $8.1 million; the repayment of Houston Exploration's bank debt of $176.9 million; and repayments on the Alaska term loans of $375.0 million.

Capital Expenditures

        Expenditures for property acquisition and exploration and development were as follows:

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Property acquisition costs:
Proved properties	$804,750	1,695,003
Unproved properties	564,602	468,100

	1,369,352	2,163,103
Exploration and development costs:
Direct costs	915,105	512,694
Overhead capitalized	38,695	29,801
Interest capitalized	14,639	8,481

	968,439	550,976

Total capital expenditures for property acquisition and exploration and development(1)(2)	$2,337,791	2,714,079

(1)
Total capital expenditures include cash expenditures, accrued cash expenditures, and non-cash capital expenditures including the value of Company common stock issued in conjunction with property acquisitions and stock-based compensation capitalized under the full cost method of accounting.

(2)
Includes estimated discounted asset retirement obligations of $11.9 million and $43.9 million for the nine months ended September 30, 2008 and 2007, respectively.

        For the nine months ended September 30, 2008, expenditures for exploration and development activities totaled $968.4 million. Forest's anticipated expenditures for exploration and development in 2008 are estimated to range from $1.25 billion to $1.35 billion. Some of the factors impacting the level of capital expenditures for the remainder of 2008 include oil and natural gas prices, the cost and availability of oil field services, weather disruptions, general economic conditions, and the cost of capital.

Forward-Looking Statements

        The information in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future are forward-looking statements. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations, and business are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2007 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and the risks described in Item 1A of Part II in this report.

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

  •
  our future financial condition or results of operations;

  •
  our future revenues and expenses;

  •
  our business strategy and other plans and objectives for future operations;

  •
  the amount, nature and timing of the execution of our planned divestitures;

  •
  the amount, nature, and timing of any synergies or other benefits expected to result from acquisitions;

  •
  our outlook on oil and gas prices;

  •
  our outlook on global economic conditions and markets;

  •
  our outlook on accessing the public and private capital markets to fund our capital needs;

  •
  our assessment of counterparty risks; and

  •
  the impact of political and regulatory developments.

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

Our current swaps are settled in cash on a monthly basis. As of September 30, 2008, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Fair Value	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value
			(In Thousands)			(In Thousands)
Fourth Quarter 2008	70	$9.02	$9,279	6,500	$69.72	$(18,218)
Calendar 2009	110	9.33	45,216	4,500	69.01	(52,462)
Calendar 2010	—	—	—	1,500	72.95	(15,687)

(1)
10 Bbtu per day is subject to a $6.00 written put for Fourth Quarter 2008.

        In October 2008, in order to reduce credit exposure to certain counterparties, we elected to terminate two Calendar 2009 gas swaps for 20 Bbtu per day with a weighted average hedged price per MMBtu of $9.29 for proceeds of $12.6 million.

        In November 2008, Forest entered into two additional gas swap agreements covering 20 Bbtu per day for Calendar 2009 at a weighted average hedged price per MMBtu of $7.84, with 10 Bbtu per day subject to a $6.00 written put.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2008, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value
			(In Thousands)
Fourth Quarter 2008	80	$7.33/8.87	$538
Calendar 2009	40	8.25/10.92	6,829

        In October 2008, in order to reduce credit exposure to a certain counterparty, we elected to terminate a Calendar 2009 gas collar for 20 Bbtu per day with a hedged floor and ceiling price per MMBtu of $8.00 and $10.56, respectively, for proceeds of $6.6 million.

Three-Way Costless Collars

        Forest also enters into three-way costless collars with third parties. These instruments establish two floors and one ceiling. Upon settlement, if the index price is below the lowest floor, Forest receives the difference between the two floors. If the index price is between the two floors, Forest receives the difference between the higher of the two floors and the index price. If the index price is between the higher floor and the ceiling, Forest does not receive or pay any amounts. If the index price is above the ceiling, Forest pays the excess over the ceiling price. As of September 30, 2008, we had entered into the following three-way collars:

	Three-Way Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Lower Floor, Upper Floor, and Ceiling Price per MMBtu	Fair Value
			(In Thousands)
Fourth Quarter 2008	30	$6.00/8.00/10.00	$1,763

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX price and the index price at which the natural gas production is sold. As of September 30, 2008, we had entered into the following basis swaps:

	Basis Swaps
	Bbtu per Day	Fair Value
		(In Thousands)
Fourth Quarter 2008	80	$1,394

Interest Rate Swaps

        Forest may enter into interest rate swap agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. In June 2008, Forest terminated all of its outstanding interest rate swaps for a net gain of $.4 million.

Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2008, beginning with the fair value of our derivative contracts on December 31, 2007. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2008 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2007	$(76,119)	(4,721)	(80,840)
Settlements of acquired derivatives	23,163	—	23,163
Net (decrease) increase in fair value	(78,190)	3,832	(74,358)
Net contract losses recognized	109,798	889	110,687

As of September 30, 2008	$(21,348)	—	(21,348)

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

Interest Rate Risk

        The following table presents principal amounts and related weighted average fixed interest rates by year of maturity for Forest's debt obligations and the fair value of our debt obligations at September 30, 2008.

	2011	2012	2013	2014	2019	Total	Fair Value
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	1,220,814	—	—	—	1,220,814	1,220,814
Average interest rate(1)	—	4.44%	—	—	—	4.44%
Long-term debt:
Fixed rate	$285,000	—	1,112	150,000	1,000,000	1,436,112	1,282,815
Coupon interest rate	8.00%	—	7.00%	7.75%	7.25%	7.45%
Effective interest rate(2)	7.71%	—	7.00%	6.56%	7.25%	7.27%

(1)
As of September 30, 2008.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended September 30, 2008 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 ("Annual Report"). Except as set forth below and as disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 and our Current Reports on Form 8-K, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

        We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms necessary to execute our operating strategy.

        We incur, and will continue to incur, substantial capital expenditures for the acquisition, development, and exploration of our oil and natural gas reserves. In 2007, 2006, and 2005, we incurred approximately $3.0 billion, $943 million, and $854 million on capital expenditures, respectively, including approximately $2.2 billion, $316 million, and $314 million on property acquisitions. During the first nine months of 2008, we have incurred approximately $2.3 billion on capital expenditures, including approximately $1.4 billion on property acquisitions. We expect that our exploration and development expenditures for 2008 will be approximately $1.25 billion to $1.35 billion. We intend to finance our capital expenditures in 2009 primarily through cash flow from operations and our bank credit facilities. For any large acquisitions or other large expenditures, we expect we would need to access the public or private capital markets.

        Our ability to access the asset-sales market and private and public debt and equity markets will depend upon a number of factors, some of which are outside our control. These factors include:

  •
  oil and natural gas prices;

  •
  the value and performance of Forest debt and equity securities;

  •
  the credit ratings assigned to Forest by independent rating agencies;

  •
  global economic conditions; and

  •
  conditions in the global financial and credit markets.

        Oil and natural gas prices have been extremely volatile during 2008. On November 3, 2008, the closing price of oil on the New York Mercantile Exchange was $63.91 per barrel, compared to its highest closing price year-to-date in 2008 of $146.65 per barrel in July 2008. The price of natural gas on the New York Mercantile Exchange has also experienced wide price swings during the year and closed at $6.84 per MMBtu on November 3, 2008 compared to its highest closing price year-to-date in 2008 of $13.61 per MMBtu in July 2008. As of September 30, 2008, approximately 73% of our estimated proved reserves was natural gas. The significant declines in oil and natural gas prices will impact our revenue and cash flows and our spending levels, as our capital expenditures budget and other large expenditures to acquire new properties take into account the volatility of commodity prices along with other factors and we require higher returns for individual projects if we perceive a higher level of risk. In addition, the volatility in commodity prices will impact our ability to access the capital markets and the amounts available under our bank credit facilities, which are based on a global borrowing base that is determined by our lenders semi-annually (and may be redetermined at the option of Forest or the lenders at other times during the year) using a process that takes into account the value of our estimated reserves applying prevailing market values and the lenders' own assumptions.

        We believe that our available cash, cash provided by operating activities, and funds available under our bank credit facilities will be sufficient to fund our operating, interest, general and administrative expenses, our capital expenditure budget, and our short-term contractual obligations during 2008. If our revenues decrease in the future as a result of a continuation of the decline in commodity prices, however, and we are unable to obtain additional debt or equity financing in the private or public capital markets or access alternative sources of funds, in 2009 we may have to reduce the level of our capital expenditures and may lack the capital necessary to replace our reserves or maintain our production at current levels.

        We have substantial indebtedness and may incur more debt in the future, and our leverage may materially affect our operations and financial condition.

        We have incurred substantial debt. At September 30, 2008, the principal amount of our outstanding consolidated debt was approximately $2.7 billion, including approximately $1.2 billion outstanding under our combined U.S. and Canadian credit facilities. Our outstanding consolidated debt represented approximately 46% of our total capitalization at September 30, 2008. Further, we may incur more debt in the future. For example, in May 2008 we entered into an amendment to our second amended and restated combined credit facilities with existing and new lenders, which increased the combined commitment amount from $1 billion to $1.8 billion and established the global borrowing base at $1.8 billion. As of September 30, 2008, we had approximately $576 million available for borrowing under our amended credit facilities, and expect to have approximately $400 million available for borrowing at year end based on current economic conditions and other assumptions, including, among others, that we do not complete any additional asset sales in 2008. We may elect to borrow additional amounts under the amended credit facilities to fund acquisitions. In addition, in May 2008 we issued $250 million principal amount of additional 7 1/4% senior notes due 2019 and used a portion of the proceeds to redeem a portion of $265 million in principal amount of 8% senior notes that matured in June 2008. The level of our debt has several important effects on our business and operations; among other things, it may:

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

        Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic, and foreign economic conditions, the regulatory environment, and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets, or sell shares of our stock on terms that we do not find attractive, if it can be done at all. For example, as part of our 2008 financial plan, we intended to sell $300 million to $500 million of certain non-core, non-strategic assets. In addition, we were targeting additional asset sales of between $500 million to

$600 million in late 2008 and in 2009. As of November 1, 2008 we had closed on approximately $100 million in asset sales and had entered into an agreement for the sale of assets that provides for a purchase price of approximately $258 million. At the instigation of the counterparty to the $258 million transaction, we are currently in discussions that may result in modifications to the transaction's terms. As a result of the distressed global economic conditions, diminished access to the credit markets, and significant declines in commodity prices over the last several months, we have not been able to complete our planned divestitures for 2008 on terms that we found economically attractive and do not anticipate completing our remaining goal to sell another $450 million to $750 million in assets within our original timetable. If we are unable to execute our asset divestitures, we will be unable to use the proceeds from the planned divestitures to reduce our level of consolidated debt.

        A failure on our part to comply with the financial and other restrictive covenants contained in our amended credit facilities and the indentures pertaining to our outstanding senior notes could result in a default under these agreements. Any default under these agreement could adversely affect our business and our financial condition and results of operations, and would impact our ability to obtain financing in the future.

        Our use of hedging transactions could result in financial losses or reduce our income.

        To reduce our exposure to fluctuations in oil and natural gas prices, we have entered into and expect in the future to enter into derivative instruments (or, hedging agreements) for a portion of our oil and natural gas production. Our commodity hedging agreements are limited in duration, usually for periods of one year or less; however, in conjunction with acquisitions, we sometimes enter into or acquire hedges for longer periods. As of November 5, 2008, we had hedged, via commodity swaps and collar instruments, approximately 13 Bcfe of our remaining 2008 production and approximately 57 Bcfe of our 2009 production. Our hedging transactions expose us to certain risks and financial losses, including, among others:

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

        Due to the volatility of oil and natural gas prices, the estimated fair value of our commodity derivative instruments is subject to significant fluctuations from period to period. The amount of any actual gains or losses recognized related to our commodity derivative instruments will likely differ from our period to period estimates and will be a function of the actual price of the commodities on the settlement date provided in the underlying derivative contracts. For example, for the first two quarterly periods in 2008, we reported unrealized losses on our commodity derivative instruments of $137 million and $329 million, respectively. In contrast, for the third quarter of 2008, we reported unrealized gains on our commodity derivative instruments of $498 million. We expect that commodity prices will continue to fluctuate in the future and, as a result, our periodic financial results will continue to be subject to fluctuations related to our derivative instruments.

        We have entered into commodity derivative agreements with a number of the lenders or their affiliates under our Credit Facilities, as well as other financial institutions. As of November 5, 2008, our lenders and their affiliates were our primary derivative counterparties, including BMO, BNP Paribas, Credit Suisse, Deutsche Bank, Fortis, Bank of Nova Scotia, and Toronto Dominion. Our derivative transactions with BMO, BNP Paribas, and Toronto Dominion accounted for approximately 38 Bcfe, or 50% of our remaining 2008, 2009, and 2010 hedged production.

        For further information concerning our commodity price hedging transactions and information concerning prices, market conditions, and our swap and collar hedging agreements, see Part I, Item 3—"Qualitative and Quantitative Disclosures about Market Risk," in this report.

        We may not be able to obtain funding at all or obtain funding in the capital markets on terms we find acceptable, or obtain funding under our current credit facilities because of the deterioration of the capital and credit markets and our borrowing base. This may hinder or prevent us from meeting our future capital needs.

        Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Also, the debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding in the capital markets. At this time, we do not believe that we would be able to access the public markets for additional funding on terms that we find acceptable.

        In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to existing debt, and reduced and, in some cases, ceased to provide any new funding.

        We have existing credit facilities with lender commitments totaling $1.8 billion and a global borrowing base set at $1.8 billion. In October 2008, our lenders reaffirmed their commitments of $1.8 billion and completed their semi-annual redetermination process and confirmed our global borrowing base at $1.8 billion. In the future, we may not be able to access adequate funding under our credit facilities as a result of (i) a decrease in our global borrowing base due to the outcome of a subsequent redetermination, which will be impacted by, among other things, prevailing oil and natural gas prices and our estimated reserves at such time, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations.

        Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, complete new property acquisitions to enhance our development plans, take advantage of business opportunities, respond to competitive pressures, or refinance our debt obligations as they come due, any of which could have a material adverse effect on our operations and financial results.

        Lower oil and gas prices and other factors may cause us to record ceiling test writedowns and other impairments.

        We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and gas properties may not exceed a "ceiling limit," which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test writedown." Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown would not impact cash flow from operating activities, but it would reduce our shareholders' equity.

        Investments in unproved properties, including capitalized interest costs, are also assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. The amount of impairment assessed, if any, is added to the costs to be amortized, or is reported as a period expense, as appropriate. If an impairment of unproved properties results in a reclassification to proved oil and gas properties, the ceiling test cushion would be reduced.

        We also assess the carrying amount of goodwill in the second quarter of each year and at other periods when events occur that may indicate an impairment exists. These events include, for example, a significant decline in oil and gas prices or a decline in our market captilization.

        The risk that we will be required to write down the carrying value of our oil and gas properties, our unproved properties or goodwill increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. We cannot assure you that we will not experience ceiling test writedowns or any other impairment in the future. In addition, our ceiling test cushion is subject to fluctuation as a result of our acquisition and divestiture activity.

        At September 30, 2008, we had sufficient ceiling test cushions and based on our assessments, no impairment was necessary for our investments in unproved properties or goodwill. However, since that time, commodity prices and financial market conditions have continued to deteriorate and if the decline in the prices for oil and natural gas does not abate, we may incur a ceiling test writedown or an impairment of unproved oil and gas properties or goodwill in the fourth quarter of 2008.

        The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock, including sales by our existing shareholders.

        As of October 31, 2008, we had 97,121,170 shares of common stock outstanding. On September 30, 2008, in connection with our acquisition of assets, we issued 7.25 million shares of common stock to the seller in a private placement, which represented approximately 7.5% of our outstanding shares of common stock as of such date. The seller distributed the shares of common stock issued by us to certain of its designees, including certain accredited investors who are members or beneficial owners of the seller's parent company. Subsequently, on October 1, 2008, pursuant to the terms of the asset purchase and sale agreement, we filed an automatically effective Form S-3 shelf registration statement with the Securities and Exchange Commission registering the resale of the common stock by the seller and its designees and are required to maintain the effectiveness of the S-3 for a period of up to one year.

        Sales by the seller or its designees or any of our existing shareholders of a substantial number of shares of our common stock, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

        In recent months, the securities market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including Forest, for reasons unrelated to their operating performance. Future market fluctuations may result in a lower price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        On September 30, 2008, Forest issued 7.25 million shares of its common stock, par value $.10 per share, as partial consideration for the purchase of certain oil and gas properties located in Texas. Upon issuance, these shares were not registered under the Securities Act of 1933, as amended. For more information, see Forest's Current Report on Form 8-K, dated September 30, 2008.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the third quarter of 2008. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
July 2008	150	$68.18	—	—
August 2008	1,741	52.40	—	—
September 2008	99	53.05	—	—

Third Quarter Total	1,990	$53.62	—	—

Item 6.    EXHIBITS

  (a)
  Exhibits.

10.1		Asset Purchase and Sale Agreement dated as of August 15, 2008 between Cordillera Texas, L.P. and Forest Oil Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K dated September 30, 2008 (File No. 001-13515).
10.2
Amendment No. 1 dated September 30, 2008 to Asset Purchase and Sale Agreement dated as of August 15, 2008 between Cordillera Texas, L.P. and Forest Oil Corporation, incorporated by reference to Exhibit 10.2 to Form 8-K dated September 30, 2008 (File No. 001-13515).
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
November 6, 2008
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