Form 10-Q
period 2009-03-31
FOREST OIL CORP
filed 2009-05-07
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of April 30, 2009 there were 97,074,820 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$856	2,205
Accounts receivable	113,030	157,226
Derivative instruments	230,853	169,387
Other investments	—	2,327
Inventory	74,644	78,683
Other current assets	62,622	63,221

Total current assets	482,005	473,049
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,159,819 and $5,502,782	2,053,997	3,449,510
Unproved	898,058	964,027

Net oil and gas properties	2,952,055	4,413,537
Other property and equipment, net of accumulated depreciation and amortization of $40,993 and $37,260	117,392	99,627

Net property and equipment	3,069,447	4,513,164
Deferred income taxes	136,576	—
Goodwill	253,158	253,646
Derivative instruments	19,873	4,608
Other assets	50,275	38,331

	$4,011,334	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,395	424,941
Accrued interest	39,830	7,143
Derivative instruments	8,006	1,284
Deferred income taxes	75,711	54,583
Asset retirement obligations	3,477	5,852
Other current liabilities	23,559	27,608

Total current liabilities	413,978	521,411
Long-term debt	2,934,489	2,735,661
Asset retirement obligations	96,167	91,139
Derivative instruments	6,092	2,600
Deferred income taxes	—	185,587
Other liabilities	71,443	73,488

Total liabilities	3,522,169	3,609,886
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 97,074,098 and 97,039,751 shares issued and outstanding	9,707	9,704
Capital surplus	2,361,716	2,354,903
Accumulated deficit	(1,907,066)	(729,293)
Accumulated other comprehensive income	24,808	37,598

Total shareholders' equity	489,165	1,672,912

	$4,011,334	5,282,798

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues	$194,667	376,530
Operating expenses:
Lease operating expenses	41,231	37,565
Production and property taxes	11,695	20,051
Transportation and processing costs	5,244	4,925
General and administrative (including stock-based compensation)	16,085	19,288
Depreciation and depletion	104,552	115,567
Accretion of asset retirement obligations	2,038	1,784
Ceiling test write-down of oil and gas properties	1,575,843	—

Total operating expenses	1,756,688	199,180

Earnings (loss) from operations	(1,562,021)	177,350
Other income and expense:
Interest expense	36,545	27,857
Realized and unrealized (gains) losses on derivative instruments, net	(139,328)	145,876
Unrealized foreign currency exchange losses, net	3,539	2,775
Unrealized losses on other investments, net	2,327	7,091
Other expense, net	3,016	837

Total other income and expense	(93,901)	184,436

Loss before income taxes	(1,468,120)	(7,086)
Income tax:
Current	1,268	(22)
Deferred	(291,615)	(2,332)

Total income tax	(290,347)	(2,354)

Net loss	$(1,177,773)	(4,732)

Basic loss per common share	$(12.32)	(.05)

Diluted loss per common share	$(12.32)	(.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2008	97,040	$9,704	2,354,903	(729,293)	37,598	1,672,912
Exercise of stock options	1	—	11	—	—	11
Employee stock purchase plan	40	4	443	—	—	447
Restricted stock issued, net of cancellations	(2)	—	—	—	—	—
Amortization of stock-based compensation	—	—	6,449	—	—	6,449
Restricted stock redeemed and other	(5)	(1)	(90)	—	—	(91)
Comprehensive loss:
Net loss	—	—	—	(1,177,773)	—	(1,177,773)
Unfunded postretirement benefits, net of tax	—	—	—	—	36	36
Foreign currency translation	—	—	—	—	(12,826)	(12,826)

Total comprehensive loss						(1,190,563)

Balances at March 31, 2009	97,074	$9,707	2,361,716	(1,907,066)	24,808	489,165

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Operating activities:
Net loss	$(1,177,773)	(4,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	104,552	115,567
Accretion of asset retirement obligations	2,038	1,784
Stock-based compensation expense	3,947	3,857
Unrealized (gains) losses on derivative instruments, net	(67,539)	142,213
Ceiling test write-down of oil and gas properties	1,575,843	—
Deferred income tax	(291,615)	(2,332)
Unrealized foreign currency exchange losses, net	3,539	2,775
Unrealized losses on other investments, net	2,327	7,091
Other, net	1,187	(1,024)
Changes in operating assets and liabilities:
Accounts receivable	43,280	(17,665)
Other current assets	10,136	(5,581)
Accounts payable and accrued liabilities	(89,982)	(47,955)
Accrued interest and other current liabilities	28,426	13,074

Net cash provided by operating activities	148,366	207,072
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(301,329)	(257,650)
Other fixed assets	(21,840)	(6,428)
Proceeds from sales of assets	6,292	466
Other, net	—	5

Net cash used by investing activities	(316,877)	(263,607)
Financing activities:
Proceeds from bank borrowings	430,856	383,590
Repayments of bank borrowings	(799,484)	(340,622)
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—
Proceeds from the exercise of options and from employee stock purchase plan	458	4,924
Change in bank overdrafts	(21,752)	1,611
Other, net	(2,663)	(644)

Net cash provided by financing activities	167,182	48,859
Effect of exchange rate changes on cash	(20)	(90)

Net decrease in cash and cash equivalents	(1,349)	(7,766)
Cash and cash equivalents at beginning of period	2,205	9,685

Cash and cash equivalents at end of period	$856	1,919

Cash paid during the period for:
Interest	$6,100	5,222
Income taxes	1,930	44

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

        The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations. Assumptions, judgments, and estimates are also required in determining impairments of investments in unproved properties, valuing deferred tax assets and goodwill, and estimating fair values of financial instruments, including derivative instruments.

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2009 financial statement presentation.

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Under the treasury stock method, diluted earnings (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of stock options, unvested restricted stock grants, and unvested phantom stock units.

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

beginning after December 15, 2008 and interim periods within those years. Accordingly, Forest adopted this pronouncement as of January 1, 2009. All prior period earnings per share data presented have been adjusted retrospectively to conform with the provisions of this pronouncement.

        Restricted stock issued under Forest's stock incentive plans has the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Therefore, restricted stock and phantom stock units issued to directors are participating securities and earnings must now be allocated to both common stock and these participating securities in the basic earnings per share calculation. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities. Since Forest had a net loss for the three months ended March 31, 2009 and 2008, the adoption of FSP EITF 03-6-1 had no impact on its basic earnings per share calculations for those periods. In periods of net earnings, however, basic earnings per share calculated under the two-class method will likely be lower than it would had it been prior to the adoption of FSP EITF 03-6-1.

        Stock options, unvested restricted stock grants, and unvested phantom stock units were not included in the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 as their inclusion would have an antidilutive effect.

        The following sets forth the calculation of basic and diluted loss per share for the periods presented.

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Share Amounts)
Net loss	$(1,177,773)	(4,732)

Weighted average common shares outstanding during the period	95,571	87,294
Add dilutive effects of stock options, unvested restricted stock grants, and unvested phantom stock units	—	—

Weighted average common shares outstanding, including the effects of dilutive securities	95,571	87,294

Basic loss per common share	$(12.32)	(.05)

Diluted loss per common share	$(12.32)	(.05)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 are foreign currency losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Net loss	$(1,177,773)	(4,732)
Other comprehensive income (loss):
Foreign currency translation losses	(12,826)	(14,290)
Unfunded postretirement benefits, net of tax	36	—

Total comprehensive loss	$(1,190,563)	(19,022)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three months ended March 31, 2009 and 2008 under the provisions of SFAS No. 123 (Revised), Share-Based Payment

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

("SFAS 123(R)"), and the remaining unamortized amounts and the weighted average amortization period remaining as of March 31, 2009.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended March 31, 2009:
Total stock-based compensation costs	$277	5,984	(76)	6,185
Less: stock-based compensation costs capitalized	(125)	(2,346)	45	(2,426)

Stock-based compensation costs expensed	$152	3,638	(31)	3,759

Unamortized stock-based compensation costs as of March 31, 2009	$2,080	40,999	1,254 (2)	44,333
Weighted average amortization period remaining	1.5 years	1.9 years	1.9 years	1.9 years
Three months ended March 31, 2008:
Total stock-based compensation costs	$835	4,436	653	5,924
Less: stock-based compensation costs capitalized	(347)	(1,453)	(393)	(2,193)

Stock-based compensation costs expensed	$488	2,983	260	3,731

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.2 million and $.1 million of compensation cost was recognized for the three months ended March 31, 2009 and 2008, respectively, under the provisions of SFAS 123(R).

(2)
Based on the closing price of the Company's common stock on March 31, 2009.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the three months ended March 31, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2009	2,097,267	$21.13	$376	1,898,316
Granted	—
Exercised	(1,115)	10.01	4
Cancelled	(51,391)	18.53

Outstanding at March 31, 2009	2,044,761	21.20	—	1,859,552

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the three months ended March 31, 2009.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	1,490,795	$52.31	163,954	$51.10
Awarded	500	17.21	9,500	14.83
Vested	(16,200)	48.54	(1,500)	17.51
Forfeited	(2,150)	50.65	(16,575)	48.33

Unvested at March 31, 2009	1,472,945	52.34	155,379	49.50

        The phantom stock units can be settled in cash, shares of common stock, or a combination of both. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

(4) DEBT

        Components of debt are as follows:

	March 31, 2009				December 31, 2008
	Principal	Unamortized Premium (Discount)	Other(2)	Total	Principal	Unamortized Premium (Discount)	Other(2)	Total
	(In Thousands)
U.S. Credit Facility	$800,000	—	—	800,000	1,190,000	—	—	1,190,000
Canadian Credit Facility	112,578	—	—	112,578	94,415	—	—	94,415
8% Senior Notes due 2011	285,000	3,552	2,269	290,821	285,000	3,875	2,475	291,350
7% Senior Subordinated Notes due 2013	1,112	(23)	—	1,089	1,112	(25)	—	1,087
8 1/2% Senior Notes due 2014(1)	600,000	(28,414)	—	571,586	—	—	—	—
7 3/4% Senior Notes due 2014	150,000	(1,214)	9,053	157,839	150,000	(1,273)	9,492	158,219
7 1/4% Senior Notes due 2019	1,000,000	576	—	1,000,576	1,000,000	590	—	1,000,590

Total debt	$2,948,690	(25,523)	11,322	2,934,489	2,720,527	3,167	11,967	2,735,661

(1)
In February 2009, the Company issued $600 million in principal amount of 8 1/2% senior notes due 2014 at 95.15% of par for proceeds of $559.8 million (net of related offering costs) and used the net proceeds to pay down outstanding balances on the Company's U.S. credit facility.

(2)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Bank Credit Facilities

        On March 16, 2009, Forest entered into the Second Amendment (the "Second Amendment") to its second amended and restated combined credit agreements dated as of June 6, 2007 that amended certain definitions and covenants of the credit agreements, including the total debt outstanding-to-EBITDA ratio. The effective date of the Second Amendment is March 16, 2009. The second amended and restated combined credit agreements consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As a result of issuing $600 million of 8 1/2% senior notes due 2014 in February 2009, Forest's borrowing base was lowered from $1.8 billion to $1.62 billion effective February 17, 2009. As a result of the adjustment to the Global Borrowing Base, Forest reallocated amounts under the U.S. Facility and Canadian Facility and currently has allocated $1.47 billion to the U.S. Facility and $150 million to the Canadian Facility. On March 16, 2009, Forest announced that its bank group reaffirmed Forest's $1.62 billion Global Borrowing Base and $1.8 billion nominal amount related to the Credit Facilities. The next redetermination of the borrowing base is scheduled to be in the fourth quarter of 2009.

        At March 31, 2009, there were outstanding borrowings of $800.0 million under the U.S. Facility at a weighted average interest rate of 1.8%, and there were outstanding borrowings of $112.6 million under the Canadian Facility at a weighted average interest rate of 2.1%. The Company also had used the Credit Facilities for $2.7 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $704.7 million at March 31, 2009.

8 1/2% Senior Notes Due 2014

        On February 17, 2009, Forest issued $600 million in principal amount of 8 1/2% senior notes due 2014 (the "8 1/2% Notes") at 95.15% of par for net proceeds of $559.8 million, after deducting initial purchaser discounts. Proceeds from the 8 1/2% Notes were used to pay down outstanding balances on the Company's U.S. Facility. The 8 1/2% Notes are jointly and severally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest, on an unsecured basis. Interest is payable on February 15 and August 15 of each year, beginning August 15, 2009. The 8 1/2% Notes will mature on February 15, 2014. Forest may redeem up to 35% of the 8 1/2% Notes at any time prior to February 15, 2012, on one or more occasions, with the proceeds from certain equity offerings at a redemption price equal to 108.5% of the principal amount, plus accrued but unpaid interest.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) OIL AND GAS PROPERTIES

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended March 31, 2009 and 2008, Forest capitalized $10.4 million and $12.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2009 and 2008, the Company capitalized $3.4 million and $5.2 million, respectively, of interest costs attributed to unproved properties.

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

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, the accompanying financial statements included a provision for a ceiling test write-down of oil and gas property costs for the three months ended March 31, 2009 of $1.377 billion in the United States and $199.0 million in Canada.

        Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) OIL AND GAS PROPERTIES (Continued)

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

(6) ASSET RETIREMENT OBLIGATIONS

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Asset retirement obligations at beginning of period	$96,991	90,505
Accretion expense	2,038	1,784
Liabilities incurred	1,313	2,417
Liabilities settled	(880)	(843)
Disposition of properties	(607)	—
Liabilities assumed	—	319
Revisions of estimated liabilities	1,172	(1,921)
Impact of foreign currency exchange rate	(383)	(571)

Asset retirement obligations at end of period	99,644	91,690
Less: current asset retirement obligations	(3,477)	(3,308)

Long-term asset retirement obligations	$96,167	88,382

(7) FAIR VALUE MEASUREMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has also adopted SFAS 157 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of January 1, 2009 pursuant to the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not materially impact the Company's financial position, results of operations, or cash flow.

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

        As of March 31, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including: (i) the Company's commodity and interest rate derivative instruments and (ii) other investments, comprised of a zero coupon senior subordinated note due from Pacific Energy Resources, Ltd. ("PERL") in 2014 at a principal amount at stated maturity of $60.8 million (the "PERL Note") and 10 million shares of PERL common stock (the "PERL Shares").

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

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

        The Company used the income approach in determining the fair value of the PERL Shares and Note, which are included within the Level 3 fair value hierarchy. Because PERL's common shares were suspended from trading in March 2009 for failure to meet the continued stock exchange listing requirements, there is no active market for them and they can no longer be valued within the Level 1 fair value hierarchy. The Company used its own assumptions about the assumptions that market participants would use regarding future cash flows and risk-adjusted discount rates in valuing the PERL Shares and Note. PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009. The bankruptcy proceedings are still at a very early stage; however, PERL has indicated that the value of its assets is less than the amount of PERL's senior unsubordinated debt. Based on these facts and circumstances, the Company estimates the fair value of the PERL Shares and Note to be zero.

        The Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2009, were as follows:

Description	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments	$250,726	—	250,726
Equity securities	—	—	—
Debt securities	—	—	—
Liabilities:
Derivative instruments	14,098	—	14,098

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Equity Securities	Debt Securities	Debt Securities
	(In Thousands)
Balance at beginning of period	$—	1,670	15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	(657)	(1,670)	1,046
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements (net)	—	—	—
Transfers in and/or out of Level 3	657	—	—

Balance at end of period	$—	—	16,069

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(657)	(1,670)	238

        Gains and losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 are reported in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Equity Securities	Debt Securities	Debt Securities
	Unrealized Losses on Other Investments, Net	Unrealized Losses on Other Investments, Net	Unrealized Losses on Other Investments, Net	Other Expense, Net(1)
	(In Thousands)
Total losses or (gains) included in earnings for the period	$657	1,670	(238)	(808)

Change in unrealized losses or (gains) relating to assets still held at end of period	$657	1,670	(238)	—

(1)
Represents imputed interest income on the PERL Note.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

        The fair values and carrying amounts of the Company's financial instruments are summarized below for the periods presented.

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Cash	$856	856	2,205	2,205
Accounts receivable	113,030	113,030	157,226	157,226
Other investments	—	—	2,327	2,327
Derivative instruments, net	236,628	236,628	170,111	170,111
Credit facilities	912,578	912,578	1,284,415	1,284,415
8% senior notes due 2011	290,821	273,600	291,350	256,500
7% senior subordinated notes due 2013	1,089	1,001	1,087	912
8 1/2% senior notes due 2014	571,586	558,000	—	—
7 3/4% senior notes due 2014	157,839	133,500	158,219	123,000
7 1/4% senior notes due 2019	1,000,576	790,000	1,000,590	780,000

        The Company used various assumptions and methods in estimating the fair values of its financial instruments. The carrying amounts of cash and cash equivalents and accounts receivable approximated their fair value due to the short maturity of these instruments. The carrying amount of the Company's credit facilities approximated fair value, because the interest rates on the credit facilities are variable. The fair values of the Company's senior notes and senior subordinated notes were estimated based on quoted market prices, if available, or quoted market prices of comparable instruments. The fair values of the Company's derivative instruments and other investments are discussed above.

(8) DERIVATIVE INSTRUMENTS

Commodity Derivatives

        Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, the Company has elected not to designate its derivatives as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). As such, the Company recognizes all changes in fair value of its derivative instruments in earnings rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity, as would be done if the derivatives were designated as hedging instruments under SFAS 133 and cash flow hedge accounting were utilized.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for fiscal

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

years and interim periods beginning after November 15, 2008. Accordingly, Forest has adopted this pronouncement as of January 1, 2009.

        The table below sets forth Forest's outstanding commodity swaps and collars as of March 31, 2009.

	Natural Gas (NYMEX HH)				Oil (NYMEX WTI)
	Bbtu Per Day		Weighted Average Hedged Price per MMBtu		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
April 2009 - October 2009	210	(1)	$7.33		4,500	$69.01
November 2009 - December 2009	160	(1)	8.24		4,500	69.01
Calendar 2010	150		6.36		1,500	72.95
Costless Collars:
April 2009 - December 2009	40		$7.31/9.76	(2)	—	$—

(1)
10 Bbtu per day is subject to a $6.00 written put.

(2)
Represents weighted average hedged floor and ceiling price per MMBtu.

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of March 31, 2009. Subsequent to March 31, 2009, through April 30, 2009, Forest entered into additional basis swaps covering 40 Bbtu per day for Calendar 2010 at a weighted average hedged price differential of $(.44) for the NGPL TXOK index.

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
April 2009 - December 2009	AECO	25	$(.65)
April 2009 - December 2009	Centerpoint	30	(.95)
April 2009 - December 2009	Houston Ship Channel	50	(.33)
April 2009 - December 2009	Mid Continent	60	(1.04)
April 2009 - December 2009	NGPL TXOK	40	(.53)
Calendar 2010	Centerpoint	30	(.95)
Calendar 2010	Mid Continent	60	(1.04)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. In June 2008, the Company terminated all of its interest rate swaps outstanding. In February 2009, the Company entered into a fixed to floating interest rate swap as set forth in the table below.

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
February 2009 - February 2014	$100,000	1 month LIBOR + 6.00%	8.50%

        In addition to the interest rate swap, during the three months ended March 31, 2009, Forest entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with Forest. Forest received premiums on these swaptions. The interest rate swaps underlying the swaptions also exchange the 8.5% fixed interest rate on a portion of the 8 1/2% Notes for a variable rate over the term of the 8 1/2% Notes. Forest entered into these interest rate swaptions as its target interest rates are currently not attainable in the interest rate swap market. The table below sets forth Forest's outstanding interest rate swaptions as of March 31, 2009. Subsequent to March 31, 2009, through April 30, 2009, the counterparties have not exercised their options.

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
March 2009 - June 2009	June 2009 - February 2014	$1,322	$200,000	1 month LIBOR + 5.85%	8.50%

        Subsequent to March 31, 2009, through April 30, 2009, Forest entered into certain additional interest rate swaptions as set forth in the table below.

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2009 - July 2009	July 2009 - February 2014	$1,065	$225,000	1 month LIBOR + 5.88%	8.50%

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

Fair Value and Gains and Losses

        The table below summarizes the location and fair value amounts of Forest's derivative instruments reported in the Condensed Consolidated Balance Sheets as of the period indicated. These derivative instruments are not designated as hedging instruments under SFAS 133. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative instruments with the same counterparty under its master netting arrangements. See Note 7 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	March 31, 2009	December 31, 2008
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$230,567	169,387
Derivative instruments	18,879	4,608
Interest rate derivatives:
Current assets: derivative instruments	286	—
Derivative instruments	994	—

Total assets	250,726	173,995
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	7,460	1,284
Derivative instruments	6,092	2,600
Interest rate derivatives:
Current liabilities: derivative instruments	546	—

Total liabilities	14,098	3,884

Net derivative fair value	$236,628	170,111

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

        The table below summarizes the location and amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations for the periods indicated. These derivative instruments are not designated as hedging instruments under SFAS 133, as such the gains and losses are included in Other income and expense in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Commodity derivatives:
Realized (gains) losses	$(71,265)	3,379
Unrealized (gains) losses	(65,784)	137,430
Interest rate derivatives:
Realized (gains) losses	(524)	284
Unrealized (gains) losses	(1,755)	4,783

Realized and unrealized (gains) losses on derivative instruments, net	$(139,328)	145,876

        Due to the volatility of oil and natural gas prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

        Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. Forest's derivative counterparties are also lenders or affiliates of lenders under its Credit Facilities. The Credit Facilities provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions with Forest. The ISDA Master Agreements and Schedules do not contain any terms requiring further collateral than is required under the Credit Facilities. The Credit Facilities are collateralized by a portion of the Company's assets. The Company is required to mortgage and grant a security interest in the greater of (i) 75% of the present value of its consolidated proved oil and gas properties or (ii) 1.875 multiplied by the allocated U.S. borrowing base. The Company is also required to and has pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, the Company could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings assigned by Moody's and S&P improve and meet pre-established levels, the collateral requirements would cease to apply and, at the Company's request, the banks would

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

release their liens on and security interests in the Company's properties. In addition to these collateral requirements, one of the Company's subsidiaries, Forest Oil Permian Corporation, is a subsidiary guarantor of the Credit Facilities.

        The ISDA Master Agreements and Schedules contain cross-default provisions whereby a default under the Credit Facilities will also cause a default under the derivative agreements. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Facility. In addition, bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. None of these events of default are specifically credit-related, but some could arise due to a general deterioration of Forest's credit. The ISDA Master Agreements and Schedules contain a further credit-related termination event that would occur if Forest were to merge with another entity and the creditworthiness of the resulting entity was materially weaker than that of Forest.

        Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, we would be exposed to a risk of loss equal to this net amount owed to us, the fair value of which is $237.9 million at March 31, 2009. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreement. At March 31, 2009, Forest owed a net derivative liability to only one counterparty, the fair value of which is $1.2 million.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Federal income tax at 35% of loss before income taxes	$(513,842)	(2,480)
Change in valuation allowance for deferred tax assets	215,836	—
State income taxes, net of federal income tax benefits	(14,244)	(320)
Effect of differing tax rates in Canada	12,338	(990)
Effect of federal, state, and foreign tax on permanent items	3,119	725
Adjustments for statutory rate reductions and other	6,446	711

Total income tax	$(290,347)	(2,354)

        In assessing the need for a valuation allowance on the Company's deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, Forest recorded an additional valuation allowance of $215.3 million against its U.S. deferred tax assets as of March 31, 2009. In addition, the effective income tax rate was adjusted for the effect of valuation allowances provided for deferred tax assets and capital losses in Canada of approximately $.5 million.

(10) GEOGRAPHICAL SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. At March 31, 2009, Forest conducted operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) GEOGRAPHICAL SEGMENTS (Continued)

based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended March 31, 2009
	United States	Canada	International	Total Company
	(In Thousands)
Revenue	$166,352	28,307	—	194,659
Expenses:			—
Lease operating expenses	34,702	6,529	—	41,231
Production and property taxes	10,944	751	—	11,695
Transportation and processing costs	3,039	2,205	—	5,244
Depletion	86,491	15,678	—	102,169
Ceiling test write-down of oil and gas properties	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,772	243	23	2,038

Loss from operations	$(1,347,418)	(196,120)	(23)	(1,543,561)

Capital expenditures(1)	$225,860	25,976	965	252,801

Goodwill	$239,420	13,738	—	253,158

(1)
Includes estimated discounted asset retirement obligations of $2.5 million related to assets placed in service during the three months ended March 31, 2009.

        A reconciliation of segment loss from operations to consolidated loss before income taxes is as follows:

Three Months Ended March 31, 2009
(In Thousands)
Loss from operations for reportable segments	$(1,543,561)
Marketing, processing, and other	8
General and administrative expense (including stock-based compensation)	(16,085)
Administrative asset depreciation	(2,383)
Interest expense	(36,545)
Realized and unrealized gains on derivative instruments, net	139,328
Unrealized foreign currency exchange losses, net	(3,539)
Unrealized losses on other investments, net	(2,327)
Other expense, net	(3,016)

Loss before income taxes	$(1,468,120)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) GEOGRAPHICAL SEGMENTS (Continued)

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

        A reconciliation of segment earnings (loss) from operations to consolidated loss before income taxes is as follows:

Three Months Ended March 31, 2008
(In Thousands)
Earnings (loss) from operations for reportable segments	$198,314
Marketing, processing, and other	(57)
General and administrative expense (including stock-based compensation)	(19,288)
Administrative asset depreciation	(1,619)
Interest expense	(27,857)
Realized and unrealized losses on derivative instruments, net	(145,876)
Unrealized foreign currency exchange losses, net	(2,775)
Unrealized losses on other investments, net	(7,091)
Other expense, net	(837)

Loss before income taxes	$(7,086)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) GEOGRAPHICAL SEGMENTS (Continued)

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area. Long-lived assets include net property and equipment and goodwill.

	Total Assets
	March 31, 2009	December 31, 2008
	(In Thousands)
United States	$3,455,316	4,476,489
Canada	476,440	726,895
International	79,578	79,414

Total assets	$4,011,334	5,282,798

	Long-Lived Assets
	March 31, 2009	December 31, 2008
	(In Thousands)
United States	$2,771,602	3,998,129
Canada	472,385	691,009
International	78,618	77,672

Total long-lived assets	$3,322,605	4,766,810

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, 7 3/4% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2009					December 31, 2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$465	21	370	—	856	1,226	74	905	—	2,205
Accounts receivable	59,947	18,565	35,237	(719)	113,030	106,941	22,003	28,584	(302)	157,226
Other current assets	358,908	819	8,392	—	368,119	304,424	471	8,723	—	313,618

Total current assets	419,320	19,405	43,999	(719)	482,005	412,591	22,548	38,212	(302)	473,049
Property and equipment, at cost	7,512,416	1,311,247	1,446,596	—	10,270,259	7,327,978	1,259,337	1,465,891	—	10,053,206
Less accumulated depreciation, depletion, and amortization	5,372,315	964,436	864,061	—	7,200,812	4,145,061	727,858	667,123	—	5,540,042

Net property and equipment	2,140,101	346,811	582,535	—	3,069,447	3,182,917	531,479	798,768	—	4,513,164
Investment in subsidiaries	190,368	—	—	(190,368)	—	577,405	—	—	(577,405)	—
Note receivable from subsidiary	93,052	—	—	(93,052)	—	93,052	—	—	(93,052)	—
Deferred income taxes	187,108	—	—	(50,532)	136,576	—	—	—	—	—
Goodwill	216,460	22,960	13,738	—	253,158	216,460	22,960	14,226	—	253,646
Due from (to) parent and subsidiaries	483,281	66,293	(549,574)	—	—	391,074	141,656	(532,730)	—	—
Other assets	67,989	5	2,154	—	70,148	40,607	5	2,327	—	42,939

	$3,797,679	455,474	92,852	(334,671)	4,011,334	4,914,106	718,648	320,803	(670,759)	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206,173	15,424	42,517	(719)	263,395	338,754	27,631	58,858	(302)	424,941
Other current liabilities	143,893	1,040	5,650	—	150,583	88,064	1,165	7,241	—	96,470

Total current liabilities	350,066	16,464	48,167	(719)	413,978	426,818	28,796	66,099	(302)	521,411
Long-term debt	2,821,911	—	112,578	—	2,934,489	2,641,246	—	94,415	—	2,735,661
Note payable to parent	—	—	93,052	(93,052)	—	—	—	93,052	(93,052)	—
Other liabilities	136,537	3,383	33,782	—	173,702	128,017	3,397	35,813	—	167,227
Deferred income taxes	—	25,478	25,054	(50,532)	—	45,113	61,383	79,091	—	185,587

Total liabilities	3,308,514	45,325	312,633	(144,303)	3,522,169	3,241,194	93,576	368,470	(93,354)	3,609,886
Shareholders' equity	489,165	410,149	(219,781)	(190,368)	489,165	1,672,912	625,072	(47,667)	(577,405)	1,672,912

	$3,797,679	455,474	92,852	(334,671)	4,011,334	4,914,106	718,648	320,803	(670,759)	5,282,798

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2009					2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$133,142	32,521	29,004	—	194,667	254,051	25,880	94,052	2,547	376,530
Operating expenses:
Lease operating expenses	28,925	5,556	6,743	7	41,231	24,143	3,147	10,266	9	37,565
Other direct operating costs	13,153	1,474	2,312	—	16,939	18,041	1,856	5,079	—	24,976
General and administrative (including stock-based compensation)	13,312	715	2,058	—	16,085	16,876	6	2,406	—	19,288
Depreciation and depletion	71,516	18,011	16,581	(1,556)	104,552	76,353	5,435	33,782	(3)	115,567
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	—	1,575,843	—	—	—	—	—
Other operating expenses	1,692	81	265	—	2,038	1,409	41	334	—	1,784

Total operating expenses	1,284,375	244,404	229,458	(1,549)	1,756,688	136,822	10,485	51,867	6	199,180

Earnings (loss) from operations	(1,151,233)	(211,883)	(200,454)	1,549	(1,562,021)	117,229	15,395	42,185	2,541	177,350

Equity earnings in subsidiaries	(310,643)	—	—	310,643	—	28,879	—	—	(28,879)	—
Other income and expense:
Interest expense	31,667	2,303	5,551	(2,976)	36,545	24,192	—	7,985	(4,320)	27,857
Realized and unrealized (gains) losses on derivative instruments, net	(113,095)	(25,723)	(510)	—	(139,328)	139,153	24,051	(17,328)	—	145,876
Other expense (income), net	860	(60)	4,586	3,496	8,882	3,449	(34)	1,775	5,513	10,703

Total other income and expense	(80,568)	(23,480)	9,627	520	(93,901)	166,794	24,017	(7,568)	1,193	184,436

Earnings (loss) before income taxes	(1,381,308)	(188,403)	(210,081)	311,672	(1,468,120)	(20,686)	(8,622)	49,753	(27,531)	(7,086)
Income tax	(203,535)	(35,928)	(50,884)	—	(290,347)	(15,954)	(3,177)	16,777	—	(2,354)

Net earnings (loss)	$(1,177,773)	(152,475)	(159,197)	311,672	(1,177,773)	(4,732)	(5,445)	32,976	(27,531)	(4,732)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2009				2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(867,130)	(152,475)	(158,168)	(1,177,773)	(32,263)	(5,445)	32,976	(4,732)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and depletion	71,516	18,011	15,025	104,552	76,353	5,435	33,779	115,567
Unrealized (gains) losses on derivative instruments, net	(54,947)	(12,347)	(245)	(67,539)	139,974	20,163	(17,924)	142,213
Deferred income tax	(204,803)	(35,928)	(50,884)	(291,615)	(15,902)	(3,177)	16,747	(2,332)
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	1,575,843	—	—	—	—
Other, net	9,017	81	3,940	13,038	10,894	41	3,548	14,483
Changes in operating assets and liabilities:
Accounts receivable	46,994	3,438	(7,152)	43,280	(6,746)	(1,474)	(9,445)	(17,665)
Other current assets	10,465	(348)	19	10,136	(4,145)	(99)	(1,337)	(5,581)
Accounts payable and accrued liabilities	(71,829)	(5,014)	(13,139)	(89,982)	(45,586)	(737)	(1,632)	(47,955)
Accrued interest and other current liabilities	30,496	(249)	(1,821)	28,426	11,338	(37)	1,773	13,074

Net cash provided (used) by operating activities	125,556	33,736	(10,926)	148,366	133,917	14,670	58,485	207,072
Investing activities:
Capital expenditures for property and equipment	(228,685)	(56,534)	(37,950)	(323,169)	(159,393)	(6,037)	(98,648)	(264,078)
Other, net	96	—	6,196	6,292	23	—	448	471

Net cash used by investing activities	(228,589)	(56,534)	(31,754)	(316,877)	(159,370)	(6,037)	(98,200)	(263,607)
Financing activities:
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—	—	559,767	—	—	—	—
Proceeds from bank borrowings	373,000	—	57,856	430,856	306,000	—	77,590	383,590
Repayments of bank borrowings	(763,000)	—	(36,484)	(799,484)	(271,000)	—	(69,622)	(340,622)
Net activity in investments from subsidiaries	(42,729)	25,262	17,467	—	(13,027)	(8,832)	21,859	—
Other, net	(24,766)	(2,517)	3,326	(23,957)	3,086	85	2,720	5,891

Net cash provided (used) by financing activities	102,272	22,745	42,165	167,182	25,059	(8,747)	32,547	48,859
Effect of exchange rate changes on cash	—	—	(20)	(20)	—	—	(90)	(90)

Net decrease in cash and cash equivalents	(761)	(53)	(535)	(1,349)	(394)	(114)	(7,258)	(7,766)
Cash and cash equivalents at beginning of period	1,226	74	905	2,205	1,189	386	8,110	9,685

Cash and cash equivalents at end of period	$465	21	370	856	795	272	852	1,919

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. FSP FAS 132(R)-1 states that disclosures concerning plan assets should provide users of financial statements with an understanding of: investment policies and strategies; categories of plan assets; fair value measurements of plan assets; and significant concentrations of risk. The disclosures required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's plan asset disclosures.

        In December 2008, the Securities and Exchange Commission adopted revisions to its oil and gas disclosure requirements that are intended to align them with current practices and changes in technology. Among other things, the amendments will: replace the single-day year-end pricing assumption with a twelve-month average pricing assumption; permit the disclosure of probable and possible reserves; allow the use of certain technologies to establish reserves; require the disclosure of the qualifications of the technical person primarily responsible for preparing the reserves estimates or conducting a reserves audit; require the filing of the independent reserve engineers' summary report; and permit the disclosure of a reserves sensitivity analysis table to illustrate the impact of different price and/or cost assumptions on reserves. These amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on December 31, 2009, with early adoption prohibited. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's financial position, results of operations, and disclosures.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"), which requires the disclosure of the fair value, together with the carrying amount, of financial instruments, regardless of whether they are recognized at fair value in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement is effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company has adopted this pronouncement for the quarter ended March 31, 2009. As this pronouncement requires only additional disclosures, there was no impact on the Company's financial position or results of operations as a result of the adoption.

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS 157 in certain circumstances. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. An entity that early adopts FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4. Accordingly, the Company adopted this pronouncement for the quarter ended March 31, 2009; however, there was no impact on the Company's financial position or results of operations as a result of the adoption.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), which amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Other-than-temporary impairment relates to investments in debt and equity securities for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale). This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. An entity that early adopts FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 115-2 and FAS 124-2. Accordingly, the Company has adopted this pronouncement for the quarter ended March 31, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company's financial position or results of operations as a result of the adoption.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Forest Oil Corporation ("Forest") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of natural gas and liquids in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Unless the context otherwise indicates, references in this quarterly report on Form 10-Q to "Forest," "we," "ours," "us," or like terms refer to Forest Oil Corporation and its subsidiaries.

        We currently conduct our operations in three geographical segments and five business units. The geographical segments are: the United States, Canada, and International. The business units are: Western, Eastern, Southern, Canada, and International. We conduct exploration and development activities in each of our geographical segments; however, substantially all of our estimated proved reserves and all of our producing properties are located in North America. Our total estimated proved reserves as of December 31, 2008 were approximately 2,668 Bcfe. At December 31, 2008, approximately 87% of our estimated proved oil and natural gas reserves were in the United States, approximately 11% were in Canada, and approximately 2% were in Italy. Approximately 75% of our estimated proved reserves were natural gas as of December 31, 2008. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included in Forest's 2008 Annual Report on Form 10-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions."

First Quarter 2009 Summary

        Forest's first quarter 2009 highlights and other significant items were as follows:

  •
  Oil and gas production for the first quarter of 2009 increased to 49 Bcfe from 43 Bcfe in the corresponding period in 2008, due primarily to significant investments made in acquisitions and drilling activity in 2008.

  •
  Revenues decreased 48% in the first quarter of 2009 to $195 million from $377 million in the corresponding period in 2008, due primarily to a 55% decrease in average realized oil and gas prices.

  •
  Net income decreased approximately $1.2 billion compared to the first quarter of 2008 due to the recording of a $1.6 billion non-cash ceiling test write-down as of March 31, 2009 caused by a significant decline in spot natural gas prices since December 31, 2008. See—"Critical Accounting Policies, Estimates, Judgments, and Assumptions"—"Full Cost Method of Accounting" for more information about the nature of ceiling test write-downs.

  •
  Forest issued $600 million in principal amount of 8 1/2% senior notes due 2014 at 95.15% of par in February 2009 for net proceeds of $560 million, after deducting initial purchaser discounts. Proceeds from the 8 1/2% senior notes were used to pay down outstanding balances on Forest's U.S. credit facility. As a result of this issuance, Forest's borrowing base under its credit facilities was lowered from $1.8 billion to $1.62 billion effective February 17, 2009.

2009 Outlook

        Due to the downturn in the global economy as well as the dramatic decrease in oil and natural gas prices, we have significantly reduced our capital expenditure and drilling budget for 2009 as compared to 2008. Our goal in 2009 will be to keep our full-year exploration and development capital expenditures within our cash flow from operations, while maintaining our estimated proved reserve base and production, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control. Due to continuing declines in oil and natural gas prices, this goal may not be achievable.

        Our goal to keep 2009 capital spending within our cash flow from operations is targeted to maintain financial flexibility and sufficient liquidity to maintain our assets and operations until margins on oil and gas production improve. In order to preserve borrowing capacity and flexibility under our bank credit facilities, in February 2009, we issued $600 million in senior notes due 2014 and used the net proceeds to pay down borrowings on the facilities. We have a divestiture program with an announced intention to sell certain oil and gas assets outside our core areas. Due to the current economic conditions, this program has been delayed. We hope to complete these divestitures by the end of 2010, assuming market conditions and property valuations improve, but cannot predict whether we will be able to complete any asset divestitures. If divestitures are completed, we intend to use the proceeds to reduce debt.

RESULTS OF OPERATIONS

        For the first quarter 2009, Forest reported a net loss of $1.2 billion, or a loss of $12.32 per basic share, compared to a net loss of $4.7 million, or a loss of $.05 per basic share, in the first quarter 2008. The increase in the net loss in the first quarter 2009 compared to the first quarter 2008 was primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009 which was caused by the significant decline in spot natural gas prices. Significantly lower realized oil and gas prices in the first quarter 2009 as compared to the first quarter 2008 also contributed to the decline in net earnings. Discussion of the components of the changes in our quarterly results follows.

Oil and Gas Production and Revenues

        Production volumes, revenues, and weighted average sales prices by product and location for the three months ended March 31, 2009 and 2008 are set forth in the table below.

	Three Months Ended March 31,
	2009				2008
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	32,120	937	810	42,602	26,358	939	676	36,048
Canada	5,468	168	64	6,860	5,817	188	84	7,449

Totals	37,588	1,105	874	49,462	32,175	1,127	760	43,497

Revenues (in thousands):
United States	$115,605	35,100	15,647	166,352	193,300	89,610	32,586	315,496
Canada	20,841	5,660	1,806	28,307	40,127	16,022	4,942	61,091

Totals	$136,446	40,760	17,453	194,659	233,427	105,632	37,528	376,587

Average sales price:
United States	$3.60	37.46	19.32	3.90	7.33	95.43	48.20	8.75
Canada	3.81	33.69	28.22	4.13	6.90	85.22	58.83	8.20

Totals	$3.63	36.89	19.97	3.94	7.25	93.73	49.38	8.66

        Net oil and gas production in the first quarter 2009 was 49.5 Bcfe, or an average of 550 MMcfe per day, a 14% increase from 43.5 Bcfe, or an average of 478 MMcfe per day, in the first quarter 2008. The increase in oil and gas production for the comparable three month periods was due to continued drilling activity and acquisitions of producing oil and gas properties partially offset by non-core asset dispositions and natural production declines on oil and gas properties.

        Oil and natural gas revenues were $195 million in the first quarter 2009, reflecting a 48% decrease as compared to $377 million in the first quarter 2008. The decrease in oil and natural gas revenues between the comparable three month periods was primarily due to a 55% decrease in average realized sales prices.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$41,231	37,565
Production and property taxes	11,695	20,051
Transportation and processing costs	5,244	4,925

Production expense	$58,170	62,541

Production expense per Mcfe:
Lease operating expenses	$.83	.86
Production and property taxes	.24	.46
Transportation and processing costs	.11	.11

Production expense per Mcfe	$1.18	1.44

        Lease operating expenses in the first quarter 2009 were $41 million, or $.83 per Mcfe, compared to $38 million, or $.86 per Mcfe, in the first quarter 2008. Lease operating expense decreased on a per-unit basis in the comparable three month periods due primarily to a decrease in workover expenses. Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately to our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 6.0% and 5.3% for the three months ended March 31, 2009 and 2008, respectively. In addition, normal fluctuations will occur between periods based on the approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of property and equipment for purposes of ad valorem taxes. Transportation and processing costs were $5 million, or $.11 per Mcfe, in both the first quarter 2009 and 2008.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$6,373	6,050
Other general and administrative costs	20,157	25,349
General and administrative costs capitalized	(10,445)	(12,111)

General and administrative expense	$16,085	19,288

General and administrative expense per Mcfe	$.33	.44

        General and administrative expense in the first quarter 2009 was $16 million compared to $19 million in the first quarter 2008. The $3 million decrease in general and administrative expense in the comparable three month periods was primarily due to decreased employee compensation costs and contract labor. On a per-unit basis, general and administrative expense decreased 25% to $.33 per Mcfe in the first quarter 2009 from $.44 per Mcfe in the first quarter 2008. The percentage of general and administrative costs capitalized was 39% for each period presented.

Depreciation and Depletion

        Depreciation, depletion, and amortization expense in the first quarter 2009 was $105 million, or $2.11 per Mcfe, compared to $116 million, or $2.66 per Mcfe, in the first quarter 2008. The per-unit decrease for the comparable three month periods was primarily due to a $2.4 billion non-cash ceiling test write-down recorded in the fourth quarter 2008. Depreciation, depletion, and amortization expense is expected to decrease further beginning in the second quarter of 2009 due to the additional ceiling test write-down recorded as of March 31, 2009 (discussed below).

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, Forest recorded a ceiling test write-down for both its United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The write-down totaled $1.6 billion and was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. The March 31, 2009 NYMEX spot price for natural gas was $3.63 per MMBtu compared to $5.71 at December 31, 2008. Additional write-downs of the full cost pools in the United States and Canada may be required in subsequent periods if natural gas or oil prices decline from March 31, 2009 levels, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools. See Part II, Item 1A,—"Risk Factors"—"Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values."

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Interest costs	$39,948	33,067
Interest costs capitalized	(3,403)	(5,210)

Interest expense	$36,545	27,857

        Interest expense in the first quarter 2009 totaled $37 million compared to $28 million in the first quarter 2008. The $9 million increase in interest expense between the comparable three month periods was primarily due to increased average debt balances in the first quarter of 2009 offset by a decrease in average interest rates in the first quarter of 2009. Our average debt balance increased in the first quarter of 2009 as compared to the same period of the prior year primarily due to the acquisition of oil and natural gas properties from Cordillera Texas, L.P. in September 2008 (see Note 5 to the Condensed Consolidated Financial Statements). Interest costs capitalized decreased by $2 million in the first quarter 2009 as compared to the first quarter 2008 due primarily to lower average interest rates in 2009 and the amortization of unproved properties to proved properties throughout 2008 and 2009. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties under the full cost method of accounting.

Realized and Unrealized Gains and Losses

Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under Other income and expense in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Realized (gains) losses on derivatives, net:
Oil	$(10,449)	16,702
Gas	(60,816)	(13,323)
Interest	(524)	284

Subtotal realized	(71,789)	3,663
Unrealized losses (gains) on derivatives, net:
Oil	5,567	14,759
Gas	(71,351)	122,671
Interest	(1,755)	4,783

Subtotal unrealized	(67,539)	142,213

Realized and unrealized (gains) losses on derivatives, net	$(139,328)	145,876

Foreign Currency Exchange

        Unrealized foreign currency exchange gains and losses relate to the outstanding intercompany indebtedness, which is denominated in U.S. dollars, between Forest Oil Corporation and our Canadian subsidiary. The strengthening of the U.S. dollar in both three month periods ended March 31, 2009 and 2008 resulted in unrealized foreign exchange losses of $4 million and $3 million, respectively. Realized foreign currency exchange gains and losses relate to repayments of the indebtedness to Forest Oil Corporation by our Canadian subsidiary. There were no such repayments during either of the three month periods ended March 31, 2009 and 2008.

Other Investments

        Unrealized losses on other investments totaled $2 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. The unrealized losses on other investments relate to fair value adjustments to the shares of Pacific Energy Resources, Ltd. ("PERL") common stock and the zero coupon senior subordinated note from PERL due 2014, which were received as a portion of the total consideration for the sale of our Alaska assets in August 2007. In March 2009, PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceedings are still at a very early stage; however, PERL has indicated that the value of its assets is less than the amount of PERL's senior unsubordinated debt. Based on these facts and circumstances, we estimated the fair value of the PERL common stock and note to be zero as of March 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements for more information on these investments.

Current and Deferred Income Tax

        Our effective income tax rate was approximately 20% for the three months ended March 31, 2009 and 33% for the three months ended March 31, 2008. The significant decrease in our effective tax rate to 20% in 2009 is primarily due to the valuation allowance placed on a portion of our deferred tax assets in the United States as of March 31, 2009. See Note 9 to the Condensed Consolidated Financial Statements and—"Critical Accounting Policies, Estimates, Judgments, and Assumptions"—"Valuation of Deferred Tax Assets" for more information on our income taxes and valuation allowance.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. For the quarter ended March 31, 2009, natural gas accounted for approximately 76% of our total oil and gas production and, as a result, our operations and cash flow are more sensitive to fluctuations in the price for natural gas. We employ a commodity hedging strategy in order to try to minimize the adverse effects of wide fluctuations in commodity prices on our cash flow. As of April 30, 2009, we had hedged, via commodity swaps and collar instruments, approximately 94 Bcfe of our 2009 production and 58 Bcfe of our 2010 production. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2009 and 2010. In the future, we may determine to increase or decrease our hedging positions. As of April 30, 2009, all of our derivatives counterparties were commercial banks that are parties to our credit facilities, or their affiliates. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk" below.

        The other primary sources of liquidity include our U.S. credit facility and our Canadian credit facility, which had a borrowing base of $1.62 billion as of March 31, 2009. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. We had approximately $700 million available under these facilities as of March 31, 2009. See the heading "Bank Credit Facilities" below for further details.

        The public and private capital markets have served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, on February 17, 2009, we issued $600 million principal amount of 8 1/2% senior notes due 2014 in a private offering. Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control. Notwithstanding that we recently completed a $600 million issuance of senior notes, the continuing economic crisis and distressed financial markets have impacted our business and limited our ability to access the capital markets on economical terms as funding from these markets has diminished significantly. We cannot be certain that funding will be available to us in the debt and equity markets in the future, if needed, nor can we be certain that such funding will be available on acceptable terms.

        We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2008, we sold certain non-strategic assets for total proceeds of approximately $310 million. However, due to significant declines in oil and natural gas prices and the turmoil in the financial and credit markets over the last year, the level of activity in the market for oil and gas properties has greatly diminished, as has the pool of available buyers. We intend to pursue asset dispositions in the future, including our previously announced intention to sell certain non-core properties. Due to the current economic conditions, however, this program has been delayed. We hope to complete these divestitures by year end 2010, assuming market conditions and property valuations improve, but cannot predict whether we will be able to complete any asset divestitures.

        We believe that our cash flow provided by operating activities and funds available under our credit facilities will be sufficient to fund our operating and capital expenditures budget, and our short-term contractual obligations during 2009. However, if our revenue and cash flow decrease in the future as a result of further deterioration in domestic and global economic conditions and a continuation of declining commodity prices, we may have to reduce further our spending levels. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions not improve during 2009. See Part I, Item 1A,—"Risk Factors," of our 2008 Annual Report on Form 10-K and Part II, Item 1A of this report.

Bank Credit Facilities

        On March 16, 2009, we entered into the Second Amendment (the "Second Amendment") to our second amended and restated combined credit agreements dated as of June 6, 2007 that amended certain definitions and covenants of the credit agreements, including the total debt outstanding-to-EBITDA ratio. The effective date of the Second Amendment is March 16, 2009. The second amended and restated combined credit agreements consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit

Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of Forest's oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. Because the process for determining the Global Borrowing Base involves evaluating the estimated value of our oil and gas properties using pricing models determined by the lenders at that time, the recent decline in oil and gas commodity prices, or a further decline in those prices, could result in a determination to decrease the Global Borrowing Base in the future.

        The Global Borrowing Base is also subject to change in the event (i) we issue senior notes, in which case the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 for every $1.00 principal amount of any newly issued senior notes, excluding any senior notes that we may issue to refinance senior notes that were outstanding on May 9, 2008, or (ii) if we sell oil and natural gas properties included in the Global Borrowing Base having a fair market value in excess of 10% of the Global Borrowing Base then in effect. The Global Borrowing Base is subject to other automatic adjustments under the facilities. As a result of issuing $600 million of 8 1/2% senior notes due 2014 in February 2009, our borrowing base was lowered from $1.8 billion to $1.62 billion effective February 17, 2009. As a result of the adjustment to the Global Borrowing Base, we reallocated amounts under the U.S. Facility and Canadian Facility and currently have allocated $1.47 billion to the U.S. Facility and $150 million to the Canadian Facility. A lowering of the Global Borrowing Base could require us to repay indebtedness in excess of the Global Borrowing Base in order to cover the deficiency. The automatic lowering of the Global Borrowing Base on February 17, 2009 did not result in any deficiency, and therefore we did not have to repay any amounts. On March 16, 2009, we announced that our bank group reaffirmed our $1.62 billion Global Borrowing Base and $1.8 billion nominal amount related to the Credit Facilities. The next redetermination of the borrowing base is scheduled to be in the fourth quarter of 2009.

        Borrowings under the U.S. Facility bear interest at one of two rates as may be elected by Forest. Loans will bear interest at a rate that is based on interest rates applicable to dollar deposits in the London interbank market ("LIBO Rate"), or a rate based on the greater of (i) the prime rate announced by the global administrative agent; (ii) the federal funds rate plus 1/2 of 1%; and (iii) the Adjusted LIBO Rate for a one month Interest Period on such day plus 1%. Loans under the Canadian Facility will bear interest at a rate that may be based on the base rate announced by the Canadian administrative agent, the LIBO Rate, a rate based on the greater of the rate for U.S. dollar denominated loans made by the Canadian administrative agent and the federal funds rate plus 1/2 of 1%, or a banker's acceptance rate.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also include financial covenants. For example, the Credit Facilities provide that Forest will not permit its total debt outstanding-to-EBITDA ratio to be greater than (i) 4.50 to 1.00 for four consecutive fiscal quarters ending in 2009 and 2010; (ii) 4.00 to 1.00 for four consecutive fiscal quarters ending in 2011; and (iii) 3.50 to 1.00 at any time thereafter. If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facilities could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and cure periods in certain cases. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Facility. In addition, bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. An acceleration of our indebtedness under the Credit Facilities could in turn result in an event of default under the indentures for our senior notes, which in turn could result in the acceleration of the senior notes. For example, the indentures for our 8% senior notes due 2011 and our 7 3/4% senior notes due 2014 include as events of default, among others, a default on indebtedness that results in the acceleration of indebtedness in an amount greater than $10 million; each of the indentures for our 8 1/2% senior notes due 2014 and our 7 1/4% senior notes due 2019 include a similar event of default if the amount involved is greater than $25 million.

        The Credit Facilities are collateralized by a portion of our assets. We are required to mortgage and grant a security interest in the greater of 75% of the present value of our consolidated proved oil and gas properties, or 1.875 multiplied by the allocated U.S. borrowing base. We also are required to and have pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, we could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings assigned by Moody's and S&P improve and meet pre-established levels, the collateral requirements would cease to apply and, at our request, the banks would release their liens and security interests on our properties. In addition to these collateral requirements, one of our subsidiaries, Forest Oil Permian Corporation, is a subsidiary guarantor of the Credit Facilities.

        The lending group under our U.S. Facility includes the following institutions: JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), Bank of America, N.A. ("Bank of America"), Citibank, N.A. ("Citibank"), BNP Paribas, BMO Capital Markets Financing, Inc. ("BMO"), Credit Suisse, Cayman Islands Branch ("Credit Suisse"), Deutsche Bank AG New York Branch ("Deutsche Bank"), U.S. Bank National Association, The Bank of Nova Scotia ("Bank of Nova Scotia"), Fortis Capital Corp. ("Fortis"), Bank of Scotland, ABN Amro Bank N.V., UBS Loan Finance LLC, Compass Bank, Wells Fargo Bank, N.A. ("Wells Fargo"), Mizuho Corporate Bank, Ltd., Toronto Dominion (Texas) LLC, Barclays Bank PLC ("Barclays"), Bank of Oklahoma, N.A., Export Development Canada, Guaranty Bank and Trust Company, and Union Bank of California, N.A. The lenders under our Canadian Facility include: JPMorgan Chase Bank, N.A., Toronto Branch ("JPM Toronto", with JPMorgan Chase, collectively "JPMorgan"), Bank of Montreal, The Toronto-Dominion Bank (together with Toronto Dominion (Texas) LLC, "Toronto Dominion"), Bank of America, N.A., Canada Branch, and Citibank, N.A., Canadian Branch. Of the $1.8 billion total nominal amount under the Credit Facilities, JPMorgan, Bank of America, BNP Paribas, Credit Suisse, Deutsche Bank, Bank of Nova Scotia, Toronto Dominion, and Wells Fargo hold approximately 62% of the total commitments, with each of these eight lenders holding an equal share. With respect to the other 38% of the total commitments, no single lender holds more than 4.2% of the total commitments.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of April 30, 2009, our primary derivative counterparties included the following lenders and their affiliates: BMO, BNP Paribas, Barclays, Credit Suisse, Deutsche Bank, Fortis, Bank of Nova Scotia, Toronto Dominion, Bank of America, U.S. Bank National Association, and Wells Fargo. As of April 30, 2009, our derivative transactions with BMO, Credit Suisse, Fortis, Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 85 Bcfe, or 91% of our 2009 hedged production, and 42 Bcfe, or 73% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

        At March 31, 2009, there were outstanding borrowings of $800.0 million under the U.S. Facility at a weighted average interest rate of 1.8%, and there were outstanding borrowings of $112.6 million under the Canadian Facility at a weighted average interest rate of 2.1%. We also had used the Credit Facilities for $2.7 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $704.7 million at March 31, 2009. At April 30, 2009, there were outstanding borrowings of $800.0 million under the U.S. Facility at a weighted average interest rate of 1.7%, and there were outstanding borrowings of $135.8 million under the Canadian Facility at a weighted average interest rate of 2.1%. We also had used the Credit Facilities for $2.7 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $681.5 million at April 30, 2009.

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

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Net cash provided by operating activities	$148,366	207,072
Net cash used by investing activities	(316,877)	(263,607)
Net cash provided by financing activities	167,182	48,859

        Cash flows provided by operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the three months ended March 31, 2009 compared to the same period of 2008 was primarily due to lower net earnings before non-cash charges partially offset by a decreased investment in net operating assets in 2009 as compared to 2008.

        Cash flows used by investing activities are primarily comprised of the acquisition, exploration and development of oil and gas properties net of dispositions of oil and gas properties. The increase in net cash used by investing activities in the three months ended March 31, 2009 compared to the same period of 2008 was primarily due to more payments for exploration and development activities in 2009, which includes the payment of 2008 capital expenditures accrued as of December 31, 2008 but not paid until the first quarter of 2009. See "Capital Expenditures" below.

        Net cash provided by financing activities in the three months ended March 31, 2009 included the issuance of 8 1/2% senior notes for net proceeds of $560 million, offset by net repayments of bank borrowings of $369 million. Net cash provided by financing activities in the three months ended March 31, 2008 included net bank proceeds of $43 million.

Capital Expenditures

        Expenditures for property acquisitions, exploration, and development were as follows:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Property acquisition costs:
Proved properties	$—	16,782
Unproved properties	—	400

	—	17,182
Exploration and development costs:
Direct costs	238,953	233,316
Overhead capitalized	10,445	12,111
Interest capitalized	3,403	5,210

	252,801	250,637

Total capital expenditures(1)	$252,801	267,819

    (1)
    Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $2.5 million and $.8 million related to assets placed in service during the three months ended March 31, 2009 and 2008, respectively.

        Due to significant changes in the overall economy as well as the price for oil and natural gas, we have chosen to significantly reduce our capital expenditures and drilling activity in 2009 compared with 2008. We intend to keep our full-year 2009 exploration and development capital spending within our 2009 cash flows from operations; however, due to continuing declines in oil and natural gas prices, this may not be achievable. We have established a capital budget of approximately $500 million to $600 million for the year ending December 31, 2009. Some of the factors impacting the level of capital expenditures in 2009 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, JUDGMENTS, AND ASSUMPTIONS

        Reference should be made to Forest's 2008 Annual Report on Form 10-K under Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—"Critical Accounting Policies, Estimates, Judgments, and Assumptions" for a discussion of other critical accounting policies in addition to those discussed below.

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

        Investments in unproved properties are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized in the appropriate full cost pool, or reported as impairment expense in the Condensed Consolidated Statements of Operations, as applicable.

        Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed each quarter on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, as adjusted for asset retirement obligations and the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Forest recorded a $1.6 billion ceiling test write-down in the first quarter of 2009. The March 31, 2009 NYMEX spot prices for natural gas and oil were $3.63 per MMBtu and $49.66 per barrel, respectively. Additional write-downs of the full cost pools in the United States and Canada may be required in 2009 if oil and natural gas prices decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

Valuation of Deferred Tax Assets

        We use the asset and liability method of accounting for income taxes. Under this method, income tax assets and liabilities are generally determined based on differences between the financial statement carrying values of assets and liabilities and their respective income tax bases (temporary differences). Income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect on income tax assets and liabilities of a change in tax rates is included in earnings from operations in the period in which the change is enacted. The book value of income tax assets is limited to the amount of the tax benefit that is more likely than not to be realized in the future.

        In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as future taxable income is sufficient to utilize net operating and other credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management included a recent history of book losses driven in large part from ceiling test write-downs and, given the decline in oil and gas prices and accelerated depreciation and amortization used for tax purposes, projected taxable losses over the next several years. Positive evidence considered by management included forecasted book income over a reasonable period of time and the fact that our net operating loss carryforwards do not expire until after 2017. Based upon the evaluation of what management determined to be relevant evidence, we have recorded a valuation allowance of approximately $216 million against our U.S. deferred tax assets as of March 31, 2009, leaving a net deferred tax asset attributable to the U.S. of approximately $100 million. See Note 9 to the Condensed Consolidated Financial Statements.

        The primary evidence utilized to determine that it is more likely than not that a portion of the deferred tax asset will be realized was management's expectation of future book income over the next several years, despite the negative evidence of recent book losses caused by ceiling test write-downs in both the fourth quarter of 2008 and the first quarter of 2009. These ceiling test write-downs, which are not considered a fair value impairment test, have dramatically reduced our prospective depletion rate, making future book income more likely than would be the case had these ceiling test write-downs not occurred. Despite a lower expected depletion rate, our projection of future book income is most contingent on projected oil and gas prices, which are based on quoted NYMEX oil and gas futures. Accordingly, the amount of the deferred tax asset considered realizable will likely change each quarter as estimates of our future book income change due to changes in expected future oil and gas prices, and these changes could be material. For example, had the forecasted price used for oil and natural gas been 10% lower during the projected periods, our valuation allowance would have likely increased by approximately $50 million.

FORWARD-LOOKING STATEMENTS

        The information in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations, and business are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report.

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

  •
  our outlook on oil and natural gas prices;

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

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These risks include, but are not limited to, the following:

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2009, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day(1)	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
April 2009 - October 2009	210	$7.33	$142,697	4,500	$69.01	$14,290
November 2009 - December 2009	160	8.24	27,732	4,500	69.01	2,851
Calendar 2010	150	6.36	22,327	1,500	72.95	5,336

(1)
10 Bbtu per day is subject to a $6.00 written put for all periods in 2009.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2009, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)
April 2009 - December 2009	40	$7.31/9.76	$33,611

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. As of March 31, 2009, we had entered into the following basis swaps:

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
April 2009 - December 2009	AECO	25	$(.65)	$602
April 2009 - December 2009	Centerpoint	30	(.95)	(1,108)
April 2009 - December 2009	Houston Ship Channel	50	(.33)	(959)
April 2009 - December 2009	Mid Continent	60	(1.04)	(3,687)
April 2009 - December 2009	NGPL TXOK	40	(.53)	(271)
Calendar 2010	Centerpoint	30	(.95)	(2,337)
Calendar 2010	Mid Continent	60	(1.04)	(5,190)

        Subsequent to March 31, 2009, through April 30, 2009, we entered into additional basis swaps covering 40 Bbtu per day for Calendar 2010 at a weighted average hedged price differential of $(.44) for the NGPL TXOK index.

        The fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at March 31, 2009 was a net asset of approximately $235.9 million.

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. In June 2008, we terminated all of our interest rate swaps outstanding at the time and did not enter into any new interest rate derivatives until 2009. In February 2009, we entered into the following fixed to floating interest rate swap:

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate	Fair Value (In Thousands)
February 2009 - February 2014	$100,000	1 month LIBOR + 6.00%	8.50%	$1,280

        In addition to the interest rate swap, during the three months ended March 31, 2009, we entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with us. We received premiums on these swaptions. The interest rate swaps underlying the swaptions also exchange the 8.5% fixed interest rate on a portion of the 8 1/2% senior notes that we issued in February 2009 for a variable rate over the term of the 8 1/2% senior notes. We entered into these interest rate swaptions as our target interest rates are currently not attainable in the interest rate swap market. The table below sets forth our outstanding interest rate swaptions as of

March 31, 2009. Subsequent to March 31, 2009, through April 30, 2009, the counterparties have not exercised their options.

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
March 2009 - June 2009	June 2009 - February 2014	$1,322	$200,000	1 month LIBOR + 5.85%	8.50%	$(546)

        Subsequent to March 31, 2009, through April 30, 2009, we entered into additional interest rate swaptions with the following terms:

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2009 - July 2009	July 2009 - February 2014	$1,065	$225,000	1 month LIBOR + 5.88%	8.50%

Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the three months ended March 31, 2009, beginning with the fair value of our derivative contracts on December 31, 2008. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at March 31, 2009 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2008	$170,111	—	170,111
Premiums received	—	(1,322)	(1,322)
Net increase in fair value	137,048	2,580	139,628
Net contract gains recognized	(71,265)	(524)	(71,789)

As of March 31, 2009	$235,894	734	236,628

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

Interest Rate Risk

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at March 31, 2009.

	2011	2012	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	912,578	—	—	—	912,578
Average interest rate(1)	—	1.84%	—	—	—	1.84%
Long-term debt:
Fixed rate	$285,000	—	1,112	750,000	1,000,000	2,036,112
Weighted average coupon interest rate	8.00%	—	7.00%	8.35%	7.25%	7.76%
Weighted average effective interest rate(2)	7.71%	—	7.00%	8.11%	7.25%	7.63%

(1)
As of March 31, 2009.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended March 31, 2009 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2008 ("Annual Report"). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

Oil and natural gas prices are volatile. Recent declines in commodity prices have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

        Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas. Prices also affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facilities and through the capital markets. The amount available for borrowing under our bank credit facilities is subject to a global borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The recent decline in oil and natural gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our global borrowing base. If commodity prices remain at these current low levels for the remainder of 2009, or decrease further, it will have similar adverse effects on our reserves and global borrowing base. Further, because we have elected to use the full-cost accounting method, we must perform each quarter a "ceiling test" that is impacted by declining commodity prices. Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings. For example, as a result of the dramatic declines in oil and natural gas prices in the second half of 2008, we recorded a non-cash ceiling test write-down of $2.4 billion for the three months and year ended December 31, 2008. The write-down resulted in a charge to net earnings and the recording of a net loss in 2008. Further, we recorded an additional non-cash ceiling test write-down of $1.6 billion for the three months ended March 31, 2009. See "—Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values."

        In addition, significant or extended commodity price declines may also adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.

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

        As of April 30, 2009, the principal amount of our outstanding consolidated debt was approximately $3.0 billion, which amount included approximately $936 million outstanding under our combined U.S. and Canadian credit facilities. Our level of indebtedness has several important effects on our business and operations; among other things, it may:

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

        To reduce our exposure to fluctuations in oil and natural gas prices, we have entered into and expect in the future to enter into derivative instruments (or hedging agreements) for a portion of our oil and natural gas production. Our commodity hedging agreements are limited in duration, usually for periods of two years or less; however, in conjunction with acquisitions, we sometimes enter into or acquire hedges for longer periods. As of April 30, 2009, we had hedged, via commodity swaps and collar instruments, approximately 94 Bcfe of our 2009 production and 58 Bcfe of our 2010 production. Our hedging transactions expose us to certain risks and financial losses, including, among others:

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

        Currently, all of our outstanding commodity derivative instruments are with certain lenders or affiliates of the lenders under our bank credit facilities. As of April 30, 2009, our primary derivative counterparties included the following lenders and their affiliates: BMO Capital Markets Financing, Inc. ("BMO"), BNP Paribas, Barclays Bank PLC ("Barclays"), Credit Suisse, Deutsche Bank AG New York Branch ("Deutsche Bank"), Fortis Capital Corp. ("Fortis"), The Bank of Nova Scotia, Toronto Dominion (Texas) LLC and The Toronto-Dominion Bank (collectively, "Toronto Dominion"), Bank of America, U.S. Bank National Association, and Wells Fargo Bank, N.A. ("Wells Fargo"). As of April 30, 2009, our derivative transactions with BMO, Credit Suisse, Fortis, The Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 85 Bcfe, or 91% of our 2009 hedged production, and 42 Bcfe, or 73% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our bank credit facilities.

Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

        We use the full cost method of accounting to report our oil and gas operations. Under this method, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and gas properties may not exceed a "ceiling limit," which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test write-down would not impact cash flow from operating activities, but it would reduce our shareholders' equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting" above, for further details.

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

        The risk that we will be required to write-down the carrying value of our oil and gas properties, our unproved properties, or goodwill increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. For example, oil and natural gas prices declined significantly during the second half of 2008. At December 31, 2008, the spot prices for oil and natural gas were $44.60 per barrel and $5.71 per MMBtu, respectively. Based on these prices, we recorded a non-cash ceiling test write-down of $2.4 billion for the three months and year ended December 31, 2008. At March 31, 2009, the spot prices for oil and natural gas were $49.66 per barrel and $3.63 per MMBtu, respectively. Based on these prices, we recorded an additional non-cash ceiling test write-down of $1.6 billion for the three months ended March 31, 2009. The write-downs are reflected as a charge to net earnings. Additional write-downs of the full cost pools in the United States and Canada may be required in 2009 if oil and natural gas prices decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the first quarter 2009. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
January 2009	1,406	$15.93	—	—
February 2009	4,302	18.97	—	—
March 2009	839	13.38	—	—

First Quarter Total	6,547	$17.60	—	—

Item 6.    EXHIBITS

  (a)
  Exhibits.

4.1		Second Amendment dated March 16, 2009, to Second Amended and Restated Combined Credit Agreements dated June 6, 2007, among Forest Oil Corporation, Canadian Forest Oil Ltd., each of the lenders that is a party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, incorporated by reference to Exhibit 4.1 to Form 8-K dated March 16, 2009 (File No. 001-13515).
10.1	*	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2	+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

    *
    Filed herewith.

    +
    Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
May 7, 2009
	By:	/s/ DAVID H. KEYTE David H. Keyte Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description
10.1	*	Form of Phantom Stock Unit Agreement pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	+	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2	+	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.