Form 10-Q
period 2009-06-30
FOREST OIL CORP
filed 2009-08-07
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
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

        As of July 31, 2009 there were 112,245,174 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,496	2,205
Accounts receivable	98,413	157,226
Derivative instruments	149,437	169,387
Other investments	—	2,327
Inventory	72,463	78,683
Other current assets	62,253	63,221

Total current assets	388,062	473,049
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,292,382 and $5,502,782	2,125,957	3,449,510
Unproved	867,841	964,027

Net oil and gas properties	2,993,798	4,413,537
Other property and equipment, net of accumulated depreciation and amortization of $46,865 and $37,260	119,855	99,627

Net property and equipment	3,113,653	4,513,164
Deferred income taxes	163,948	—
Goodwill	254,319	253,646
Derivative instruments	3,666	4,608
Other assets	48,730	38,331

	$3,972,378	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,747	424,941
Accrued interest	25,625	7,143
Derivative instruments	22,508	1,284
Deferred income taxes	40,976	54,583
Asset retirement obligations	4,368	5,852
Other current liabilities	21,812	27,608

Total current liabilities	284,036	521,411
Long-term debt	2,706,442	2,735,661
Asset retirement obligations	91,438	91,139
Derivative instruments	13,817	2,600
Deferred income taxes	—	185,587
Other liabilities	69,865	73,488

Total liabilities	3,165,598	3,609,886
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 112,254,269 and 97,039,751 shares issued and outstanding	11,225	9,704
Capital surplus	2,623,182	2,354,903
Accumulated deficit	(1,869,925)	(729,293)
Accumulated other comprehensive income	42,298	37,598

Total shareholders' equity	806,780	1,672,912

	$3,972,378	5,282,798

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales		$181,630	515,078	376,289	891,665
Interest and other		435	1,353	644	2,444

Total revenues		182,065	516,431	376,933	894,109
Costs, expenses, and other:
Lease operating expenses		38,036	38,413	79,267	75,978
Production and property taxes		11,791	24,148	23,486	44,199
Transportation and processing costs		5,322	4,641	10,566	9,566
General and administrative		15,649	19,832	31,734	39,120
Depreciation and depletion		68,137	126,584	172,689	242,151
Accretion of asset retirement obligations		2,143	1,967	4,181	3,751
Ceiling test write-down of oil and gas properties		—	—	1,575,843	—
Interest expense		43,175	27,979	79,720	55,836
Realized and unrealized losses (gains) on derivative instruments, net		32,781	377,822	(106,547)	523,698
Other, net		(6,107)	(797)	2,976	11,054

Total costs, expenses, and other		210,927	620,589	1,873,915	1,005,353
Loss before income taxes		(28,862)	(104,158)	(1,496,982)	(111,244)
Income tax:
Current		237	4,000	1,505	3,978
Deferred		(66,240)	(40,140)	(357,855)	(42,472)

Total income tax		(66,003)	(36,140)	(356,350)	(38,494)
Net earnings (loss)		$37,141	(68,018)	(1,140,632)	(72,750)

Basic earnings (loss) per common share	$	..36	(.78)	(11.58)	(.83)

Diluted earnings (loss) per common share		$.36	(.78)	(11.58)	(.83)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2008	97,040	$9,704	2,354,903	(729,293)	37,598	1,672,912
Common stock issued, net of offering costs	14,375	1,438	254,815	—	—	256,253
Exercise of stock options	1	—	11	—	—	11
Employee stock purchase plan	78	8	873	—	—	881
Restricted stock issued, net of cancellations	768	77	(77)	—	—	—
Amortization of stock-based compensation	—	—	13,334	—	—	13,334
Restricted stock redeemed and other	(8)	(2)	(677)	—	—	(679)
Comprehensive loss:
Net loss	—	—	—	(1,140,632)	—	(1,140,632)
Unfunded postretirement benefits, net of tax	—	—	—	—	668	668
Foreign currency translation	—	—	—	—	4,032	4,032

Total comprehensive loss						(1,135,932)

Balances at June 30, 2009	112,254	$11,225	2,623,182	(1,869,925)	42,298	806,780

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Operating activities:
Net loss	$(1,140,632)	(72,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	172,689	242,151
Accretion of asset retirement obligations	4,181	3,751
Stock-based compensation expense	8,184	9,273
Unrealized losses on derivative instruments, net	52,978	461,853
Ceiling test write-down of oil and gas properties	1,575,843	—
Deferred income tax	(357,855)	(42,472)
Unrealized foreign currency exchange (gains) losses, net	(5,886)	2,315
Unrealized losses on other investments, net	2,327	7,367
Other, net	2,707	(2,152)
Changes in operating assets and liabilities:
Accounts receivable	61,161	(66,692)
Other current assets	15,475	(21,588)
Accounts payable and accrued liabilities	(114,476)	(12,781)
Accrued interest and other current liabilities	11,226	(18,007)

Net cash provided by operating activities	287,922	490,268
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(441,680)	(789,303)
Other fixed assets	(29,611)	(12,069)
Proceeds from sales of assets	29,703	52,367
Other, net	—	1,036

Net cash used by investing activities	(441,588)	(747,969)
Financing activities:
Proceeds from bank borrowings	587,190	1,360,178
Repayments of bank borrowings	(1,193,634)	(1,107,917)
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—
Issuance of 7 1/4% senior notes, net of issuance costs	—	247,188
Redemption of 8% senior notes	—	(265,000)
Repurchases of 7% senior subordinated notes	(970)	(2,960)
Proceeds from common stock offering, net of offering costs	256,253	—
Proceeds from the exercise of options and from employee stock purchase plan	892	15,041
Change in bank overdrafts	(48,986)	17,376
Other, net	(3,428)	(5,051)

Net cash provided by financing activities	157,084	258,855
Effect of exchange rate changes on cash	(127)	(28)

Net increase in cash and cash equivalents	3,291	1,126
Cash and cash equivalents at beginning of period	2,205	9,685

Cash and cash equivalents at end of period	$5,496	10,811

Cash paid during the period for:
Interest	$64,224	66,754
Income taxes	5,489	3,352

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, which are of a normal recurring nature, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors. Management has evaluated events and transactions occurring after the balance sheet date through August 7, 2009, the date that the financial statements were issued.

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

        The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations, determining impairments of investments in unproved properties, valuing deferred tax assets and goodwill, and estimating fair values of financial instruments, including derivative instruments.

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

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Under the treasury stock method, diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods by the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of potential common shares (i.e. stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists.

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Transactions Are Participating Securities ("FSP EITF 03-6-1"), which addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, Forest adopted this pronouncement as of January 1, 2009. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of this pronouncement.

        Restricted stock issued under Forest's stock incentive plans has the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Therefore, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities and earnings must now be allocated to both common stock and these participating securities in the basic earnings per share calculation. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities, consequently, the adoption of FSP EITF 03-6-1 will have no impact on Forest's basic earnings per share for those periods. In periods of net earnings, however, basic earnings per share calculated under the two-class method will likely be lower than it would had it been prior to the adoption of FSP EITF 03-6-1.

        Stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares were not included in the calculation of diluted loss per share for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 as their inclusion would have an antidilutive effect. Unvested restricted stock grants and unvested participating phantom stock units were not included in the calculation of diluted earnings per share for the three months ended June 30, 2009 as their inclusion would have an antidilutive effect.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)		$37,141	(68,018)	(1,140,632)	(72,750)
Net earnings attributable to participating securities		(638)	—	—	—

Net earnings (loss) attributable to common stock for basic earnings per share		36,503	(68,018)	(1,140,632)	(72,750)
Adjustment for liability classified stock-based compensation awards		(164)	—	—	—
Adjustment to net earnings attributable to participating securities		2	—	—	—

Net earnings (loss) for diluted earnings per share		$36,341	(68,018)	(1,140,632)	(72,750)

Weighted average common shares outstanding during the period		101,314	87,717	98,458	87,506
Dilutive effects of potential common shares		279	—	—	—

Weighted average common shares outstanding, including the effects of dilutive potential common shares		101,593	87,717	98,458	87,506

Basic earnings (loss) per common share	$	..36	(.78)	(11.58)	(.83)

Diluted earnings (loss) per common share		$.36	(.78)	(11.58)	(.83)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are foreign currency losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Net earnings (loss)	$37,141	(68,018)	(1,140,632)	(72,750)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	16,858	2,308	4,032	(11,982)
Unfunded postretirement benefits, net of tax	632	—	668	—

Total comprehensive earnings (loss)	$54,631	(65,710)	(1,135,932)	(84,732)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2009 and 2008, and the remaining unamortized amounts and the weighted average amortization period remaining as of June 30, 2009.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended June 30, 2009:
Total stock-based compensation costs	$60	6,664	377	7,101
Less: stock-based compensation costs capitalized	(27)	(2,741)	(198)	(2,966)

Stock-based compensation costs expensed	$33	3,923	179	4,135

Six months ended June 30, 2009:
Total stock-based compensation costs	$337	12,648	301	13,286
Less: stock-based compensation costs capitalized	(152)	(5,087)	(153)	(5,392)

Stock-based compensation costs expensed	$185	7,561	148	7,894

Unamortized stock-based compensation costs as of June 30, 2009	$1,861	47,066	5,081 (2)	54,008
Weighted average amortization period remaining	1.5 years	2.0 years	2.6 years	2.0 years
Three months ended June 30, 2008:
Total stock-based compensation costs	$694	5,756	3,165	9,615
Less: stock-based compensation costs capitalized	(301)	(2,083)	(1,948)	(4,332)

Stock-based compensation costs expensed	$393	3,673	1,217	5,283

Six months ended June 30, 2008:
Total stock-based compensation costs	$1,529	10,192	3,818	15,539
Less: stock-based compensation costs capitalized	(648)	(3,536)	(2,341)	(6,525)

Stock-based compensation costs expensed	$881	6,656	1,477	9,014

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.2 million and $.3 million of compensation cost was recognized for the three and six months ended June 30, 2009, respectively, and $.1 million and $.3 million of compensation cost was recognized for the three and six months ended June 30, 2008, respectively.

(2)
Based on the closing price of the Company's common stock on June 30, 2009.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the six months ended June 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2009	2,097,267	$21.13	$376	1,898,316
Granted	—
Exercised	(1,115)	10.01	4
Cancelled	(86,037)	22.18

Outstanding at June 30, 2009	2,010,115	21.09	10	1,904,457

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the six months ended June 30, 2009.

	Restricted Stock		Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	1,490,795	$52.31	163,954	$51.10
Awarded	792,083	18.13	320,628	17.97
Vested	(43,495)	50.84	(3,429)	19.45
Forfeited	(24,250)	52.62	(17,075)	48.40

Unvested at June 30, 2009	2,215,133	40.11	464,078	28.54

        Of the unvested units of phantom stock at June 30, 2009, 228,500 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 235,578 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT

        Components of debt are as follows:

	June 30, 2009				December 31, 2008
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$550,000	—	—	550,000	1,190,000	—	—	1,190,000
Canadian Credit Facility	134,989	—	—	134,989	94,415	—	—	94,415
8% Senior Notes due 2011	285,000	3,229	2,060	290,289	285,000	3,875	2,475	291,350
7% Senior Subordinated Notes due 2013(1)	112	(2)	—	110	1,112	(25)	—	1,087
8 1/2% Senior Notes due 2014(2)	600,000	(26,964)	—	573,036	—	—	—	—
7 3/4% Senior Notes due 2014	150,000	(1,154)	8,610	157,456	150,000	(1,273)	9,492	158,219
7 1/4% Senior Notes due 2019	1,000,000	562	—	1,000,562	1,000,000	590	—	1,000,590

Total debt	$2,720,101	(24,329)	10,670	2,706,442	2,720,527	3,167	11,967	2,735,661

(1)
In June 2009, the Company repurchased $1.0 million in principal amount of 7% senior subordinated notes due 2013 at 97% of par value.

(2)
In February 2009, the Company issued $600 million in principal amount of 8 1/2% senior notes due 2014 at 95.15% of par for proceeds of $559.8 million (net of related initial purchaser discounts) and used the net proceeds to pay down outstanding balances on the Company's U.S. credit facility.

(3)
Represents the unamortized portion of gains realized upon termination of interest rate swaps that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

Bank Credit Facilities

        Effective as of March 16, 2009, Forest entered into the Second Amendment (the "Second Amendment") to its second amended and restated combined credit agreements dated as of June 6, 2007 that amended certain definitions and covenants of the credit agreements, including the total debt outstanding-to-EBITDA ratio. The second amended and restated combined credit agreements consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

        At June 30, 2009, there were outstanding borrowings of $550.0 million under the U.S. Facility at a weighted average interest rate of 1.4%, and there were outstanding borrowings of $135.0 million under the Canadian Facility at a weighted average interest rate of 2.0%. The Company also had used the Credit Facilities for $2.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $932.3 million at June 30, 2009.

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

7% Senior Subordinated Notes Due 2013

        On June 19, 2009, Forest repurchased $1.0 million in principal amount of 7% senior subordinated notes due 2013 at 97% of par value.

(5) SHAREHOLDERS' EQUITY

        In May 2009, the Company issued 14,375,000 shares of common stock at a price of $18.25 per share. Net proceeds from this offering were $256.3 million after deducting underwriting discounts and commissions and offering expenses. Forest used the net proceeds from the offering to repay a portion of the outstanding borrowings under its U.S. credit facility.

(6) OIL AND GAS PROPERTIES

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) OIL AND GAS PROPERTIES (Continued)

June 30, 2009 and 2008, Forest capitalized $11.6 million and $14.8 million of general and administrative costs (including stock-based compensation), respectively. During the six months ended June 30, 2009 and 2008, Forest capitalized $22.1 million and $26.9 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended June 30, 2009 and 2008, the Company capitalized $3.4 million and $5.5 million, respectively, of interest costs attributed to unproved properties. During the six months ended June 30, 2009 and 2008, the Company capitalized $6.8 million and $10.7 million, respectively, of interest costs attributed to unproved properties.

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

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, in the first quarter of 2009, the Company recorded a non-cash ceiling test write-down of oil and gas property costs of $1.377 billion in its United States cost center and $199.0 million in its Canada cost center. Accordingly, the accompanying condensed consolidated financial statements reflect a total non-cash ceiling test write-down of oil and gas properties of $1.576 billion for the six months ended June 30, 2009.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) ASSET RETIREMENT OBLIGATIONS

        Forest records the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Forest's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

        The following table summarizes the activity for Forest's asset retirement obligations for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Asset retirement obligations at beginning of period	$96,991	90,505
Accretion expense	4,181	3,751
Liabilities incurred	2,334	6,353
Liabilities settled	(2,153)	(1,292)
Disposition of properties	(2,138)	(3,692)
Liabilities assumed	—	1,096
Revisions of estimated liabilities	(3,922)	(1,945)
Impact of foreign currency exchange rate	513	(483)

Asset retirement obligations at end of period	95,806	94,293
Less: current asset retirement obligations	(4,368)	(2,555)

Long-term asset retirement obligations	$91,438	91,738

(8) FAIR VALUE MEASUREMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has also adopted SFAS 157 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of January 1, 2009 pursuant to the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not materially impact the Company's financial position, results of operations, or cash flow.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

        As of June 30, 2009, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, including: (i) the Company's commodity and interest rate derivative instruments and (ii) other investments, comprised of a zero coupon senior subordinated note due from Pacific Energy Resources, Ltd. ("PERL") in 2014 at a principal amount at stated maturity of $60.8 million (the "PERL Note") and 10 million shares of PERL common stock (the "PERL Shares").

        The Company used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of these inputs are observable, either directly or indirectly; therefore, the Company's derivative instruments are included within the Level 2 fair value hierarchy. The Company used the income approach in determining the fair value of the PERL Shares and Note, both of which are included within the Level 3 fair value hierarchy. The Company used its own assumptions about the assumptions that market participants would use regarding future cash flows and risk-adjusted discount rates in valuing the PERL Shares and Note. PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009. The bankruptcy proceedings are still at an early stage; however, PERL has indicated that the value of its assets is less than the amount of PERL's senior unsubordinated debt. Based on these facts and circumstances, the Company estimates the fair value of the PERL Shares and Note to be zero as of June 30, 2009.

        The Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2009, were as follows:

Description	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments	$153,103	—	153,103
Equity securities	—	—	—
Debt securities	—	—	—
Liabilities:
Derivative instruments	36,325	—	36,325

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
	Equity Securities	Debt Securities	Debt Securities	Equity Securities	Debt Securities	Debt Securities
	(In Thousands)
Balance at beginning of period	$—	—	16,069	—	1,670	15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	673	(657)	(1,670)	1,719
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances, and settlements (net)	—	—	—	—	—	—
Transfers in and/or out of Level 3(1)	—	—	—	657	—	—

Balance at end of period	$—	—	16,742	—	—	16,742

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$—	—	(193)	(657)	(1,670)	45

(1)
The Company's investment in PERL common stock was previously valued within the Level 1 fair value hierarchy until March 2009 when PERL's common stock was suspended from trading for failure to meet the continued stock exchange listing requirements. As a result, the Company's investment in the PERL common stock is now valued within the Level 3 fair value hierarchy as there is no longer an active market for this investment.

        Gains and losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

and six months ended June 30, 2009 and 2008 are reported in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Equity Securities	Debt Securities	Debt Securities		Equity Securities	Debt Securities	Debt Securities
	Other, net	Other, net	Other, net	Interest and other(1)	Other, net	Other, net	Other, net	Interest and other(1)
	(In Thousands)
Total losses or (gains) included in earnings for the period	$—	—	193	(866)	657	1,670	(45)	(1,674)

Change in unrealized losses or (gains) relating to assets still held at end of period	$—	—	193	—	657	1,670	(45)	—

(1)
Represents imputed interest income on the PERL Note.

        The fair values and carrying amounts of the Company's financial instruments are summarized below for the periods presented.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets:
Cash	$5,496	5,496	2,205	2,205
Accounts receivable	98,413	98,413	157,226	157,226
Other investments	—	—	2,327	2,327
Derivative instruments	153,103	153,103	173,995	173,995
Liabilities:
Derivative instruments	36,325	36,325	3,884	3,884
Credit facilities	684,989	684,989	1,284,415	1,284,415
8% senior notes due 2011	290,289	285,713	291,350	256,500
7% senior subordinated notes due 2013	110	106	1,087	912
8 1/2% senior notes due 2014	573,036	592,500	—	—
7 3/4% senior notes due 2014	157,456	142,875	158,219	123,000
7 1/4% senior notes due 2019	1,000,562	897,500	1,000,590	780,000

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS

Commodity Derivatives

        Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements in order to provide a measure of stability to Forest's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, the Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments in earnings rather than deferring such amounts in accumulated other comprehensive income included in shareholders' equity, as would be done if the derivatives were designated as hedging instruments and cash flow hedge accounting were utilized.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Forest has adopted this pronouncement as of January 1, 2009.

        The table below sets forth Forest's outstanding commodity swaps and collars as of June 30, 2009.

	Natural Gas (NYMEX HH)				Oil (NYMEX WTI)
	Bbtu Per Day		Weighted Average Hedged Price per MMBtu		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
July 2009 - October 2009	210	(1)	$7.33		4,500	$69.01
November 2009 - December 2009	160	(1)	8.24		4,500	69.01
Calendar 2010	150		6.36		1,500	72.95
Costless Collars:
July 2009 - December 2009	40		$7.31/9.76	(2)	—	$—

(1)
10 Bbtu per day is subject to a $6.00 written put.

(2)
Represents weighted average hedged floor and ceiling price per MMBtu.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of June 30, 2009.

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
July 2009 - December 2009	AECO	25	$(.65)
July 2009 - December 2009	Centerpoint	30	(.95)
July 2009 - December 2009	Houston Ship Channel	50	(.33)
July 2009 - December 2009	Mid Continent	60	(1.04)
July 2009 - December 2009	NGPL TXOK	40	(.53)
Calendar 2010	Centerpoint	30	(.95)
Calendar 2010	Houston Ship Channel	30	(.30)
Calendar 2010	Mid Continent	60	(1.04)
Calendar 2010	NGPL TXOK	40	(.44)

        Subsequent to June 30, 2009, through July 31, 2009, Forest entered into additional basis swaps covering 20 Bbtu per day for Calendar 2010 at a weighted average hedged price differential of $(.28) for the Houston Ship Channel index.

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of June 30, 2009.

Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
July 2009 - February 2014	$300,000	1 month LIBOR + 5.90%	8.50%

        In addition to the interest rate swaps, during the six months ended June 30, 2009, Forest entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with Forest in exchange for a premium paid to Forest. The premiums received on these swaptions are amortized as realized gains on derivatives over the term of the related swaption. The interest rate swaps underlying the swaptions also exchange the 8.5% fixed interest rate on a portion of the 8 1/2% Notes for a variable rate over the term of the 8 1/2% Notes. Forest entered into these interest rate swaptions because its targeted floating interest rates were not attainable at that time in the interest rate swap market yet premiums were available from counterparties for the option to

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

swap Forest's 8.5% fixed rate for the floating rates it had targeted. The table below sets forth Forest's outstanding interest rate swaptions as of June 30, 2009.

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2009 - July 2009	July 2009 - February 2014	$1,065	$225,000	1 month LIBOR + 5.88%	8.50%
May 2009 - August 2009	August 2009 - February 2014	525	75,000	1 month LIBOR + 5.80%	8.50%

        Subsequent to June 30, 2009, through July 31, 2009, a counterparty exercised its option, resulting in the interest rate swap as set forth in the table below.

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
July 2009 - February 2014	$125,000	1 month LIBOR + 5.90%	8.50%

        Subsequent to June 30, 2009, through July 31, 2009, Forest entered into an additional interest rate swaption as set forth in the table below.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
July 2009 - October 2009	October 2009 - February 2014	$745	$100,000	1 month LIBOR + 5.60%	8.50%

Fair Value and Gains and Losses

        The table below summarizes the location and fair value amounts of Forest's derivative instruments reported in the Condensed Consolidated Balance Sheets as of the period indicated. These derivative instruments are not designated as hedging instruments under SFAS 133. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

instruments with the same counterparty under its master netting arrangements. See Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	June 30, 2009	December 31, 2008
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$149,437	169,387
Derivative instruments	3,666	4,608

Total assets	153,103	173,995
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	19,255	1,284
Derivative instruments	11,352	2,600
Interest rate derivatives:
Current liabilities: derivative instruments	3,253	—
Derivative instruments	2,465	—

Total liabilities	36,325	3,884

Net derivative fair value	$116,778	170,111

        The table below summarizes the location and amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations for the periods indicated. These derivative instruments are not designated as hedging instruments, as such the gains and losses are included in Costs, expenses, and other in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Commodity derivatives:
Realized (gains) losses	$(84,843)	57,577	(156,108)	60,956
Unrealized losses	113,399	329,144	47,615	466,574
Interest rate derivatives:
Realized (gains) losses	(2,893)	605	(3,417)	889
Unrealized losses (gains)	7,118	(9,504)	5,363	(4,721)

Realized and unrealized losses (gains) on derivative instruments, net	$32,781	377,822	(106,547)	523,698

        Due to the volatility of oil and natural gas prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

Credit Risk

        Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. None of these counterparties require collateral beyond that already pledged under the Credit Facilities. All but one of the counterparties is a lender, or an affiliate of a lender, under the Credit Facilities, which provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions with Forest. The remaining counterparty, a purchaser of Forest's natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest. The Credit Facilities are collateralized by a portion of the Company's assets. The Company is required to mortgage and grant a security interest in the greater of (i) 75% of the present value of its consolidated proved oil and gas properties or (ii) 1.875 multiplied by the allocated U.S. borrowing base. The Company is also required to and has pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, the Company could be obligated to pledge additional assets as collateral. If Forest's corporate credit ratings assigned by Moody's and S&P improve and meet pre-established levels, the collateral requirements would cease to apply and, at the Company's request, the banks would release their liens on and security interests in the Company's properties. In addition to these collateral requirements, one of the Company's subsidiaries, Forest Oil Permian Corporation, is a subsidiary guarantor of the Credit Facilities.

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

        The vast majority of Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

particular counterparty. If all counterparties failed, we would be exposed to a risk of loss equal to this net amount owed to us, the fair value of which is $135.9 million at June 30, 2009. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreement. At June 30, 2009, Forest owed a net derivative liability to seven counterparties, the fair value of which is $19.1 million.

(10) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Federal income tax at 35% of loss before income taxes	$(10,102)	(36,455)	(523,944)	(38,935)
Change in valuation allowance for deferred tax assets	(52,680)	—	163,157	—
State income taxes, net of federal income tax benefits	(413)	(1,968)	(14,657)	(2,288)
Effect of differing tax rates in Canada	(463)	(2,109)	11,875	(3,099)
Effect of federal, state, and foreign tax on permanent items	(977)	(897)	2,143	(172)
Adjustments for statutory rate reductions and other	(1,368)	5,289	5,076	6,000

Total income tax	$(66,003)	(36,140)	(356,350)	(38,494)

        In assessing the need for a valuation allowance on the Company's deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, Forest recorded an additional valuation allowance of $163 million against its U.S. deferred tax assets during the six months ended June 30, 2009. The amount of the deferred tax asset considered realizable will likely change each quarter as estimates of our future book income change due to changes in expected future oil and gas prices, and these changes could be material.

(11) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of Other, net within Costs, expenses, and other of the Condensed Consolidated Statement of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(9,425)	(460)	(5,886)	2,315
Unrealized losses on other investments, net	—	276	2,327	7,367
Other, net	3,318	(613)	6,535	1,372

Other, net	$(6,107)	(797)	2,976	11,054

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) GEOGRAPHICAL SEGMENTS

        At June 30, 2009, Forest conducted operations in one industry segment, that being the oil and gas exploration and production industry, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$154,196	27,434	—	181,630	320,548	55,741	—	376,289
Costs and expenses:
Lease operating expenses	30,166	7,870	—	38,036	64,868	14,399	—	79,267
Production and property taxes	10,974	817	—	11,791	21,918	1,568	—	23,486
Transportation and processing costs	3,346	1,976	—	5,322	6,385	4,181	—	10,566
Depletion	52,051	13,013	—	65,064	138,542	28,691	—	167,233
Ceiling test write-down of oil and gas properties	—	—	—	—	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,888	231	24	2,143	3,660	474	47	4,181

Segment earnings (loss)	$55,771	3,527	(24)	59,274	(1,291,647)	(192,593)	(47)	(1,484,287)

Capital expenditures(1)	$84,700	6,816	1,272	92,788	310,560	32,792	2,237	345,589

Goodwill(2)	$239,420	14,899	—	254,319	239,420	14,899	—	254,319

(1)
Includes estimated discounted asset retirement obligations of $(4.1) million and $(1.6) million recorded during the three and six months ended June 30, 2009, respectively.

(2)
As of June 30, 2009.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings (loss) to consolidated loss before income taxes is as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In Thousands)
Segment earnings (loss)	$59,274	(1,484,287)
Interest and other	435	644
General and administrative expense	(15,649)	(31,734)
Administrative asset depreciation	(3,073)	(5,456)
Interest expense	(43,175)	(79,720)
Realized and unrealized (losses) gains on derivative instruments, net	(32,781)	106,547
Other, net	6,107	(2,976)

Loss before income taxes	$(28,862)	(1,496,982)

	Oil and Gas Operations
	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$433,838	81,240	—	515,078	749,334	142,331	—	891,665
Costs and expenses:
Lease operating expenses	29,112	9,301	—	38,413	58,046	17,932	—	75,978
Production and property taxes	23,297	851	—	24,148	42,471	1,728	—	44,199
Transportation and processing costs	2,263	2,378	—	4,641	4,695	4,871	—	9,566
Depletion	101,566	23,107	—	124,673	193,425	45,196	—	238,621
Accretion of asset retirement obligations	1,624	323	20	1,967	3,099	611	41	3,751

Segment earnings (loss)	$275,976	45,280	(20)	321,236	447,598	71,993	(41)	519,550

Capital expenditures(1)	$567,595	31,540	1,669	600,804	763,334	102,715	2,574	868,623

Goodwill(2)	$248,804	16,994	—	265,798	248,804	16,994	—	265,798

(1)
Includes estimated discounted asset retirement obligations of $4.7 million and $5.5 million recorded during the three and six months ended June 30, 2008, respectively.

(2)
As of June 30, 2008

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings to consolidated loss before income taxes is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In Thousands)
Segment earnings	$321,236	519,550
Interest and other	1,353	2,444
General and administrative expense	(19,832)	(39,120)
Administrative asset depreciation	(1,911)	(3,530)
Interest expense	(27,979)	(55,836)
Realized and unrealized losses on derivative instruments, net	(377,822)	(523,698)
Other, net	797	(11,054)

Loss before income taxes	$(104,158)	(111,244)

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area. Long-lived assets include net property and equipment and goodwill.

	Total Assets
	June 30, 2009	December 31, 2008
	(In Thousands)
United States	$3,389,041	4,476,489
Canada	503,010	726,895
International	80,327	79,414

Total assets	$3,972,378	5,282,798

	Long-Lived Assets
	June 30, 2009	December 31, 2008
	(In Thousands)
United States	$2,782,078	3,998,129
Canada	506,325	691,009
International	79,569	77,672

Total long-lived assets	$3,367,972	4,766,810

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, 7 3/4% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2009					December 31, 2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,987	252	3,257	—	5,496	1,226	74	905	—	2,205
Accounts receivable	54,440	17,880	26,379	(286)	98,413	106,941	22,003	28,584	(302)	157,226
Other current assets	273,903	835	9,415	—	284,153	304,424	471	8,723	—	313,618

Total current assets	330,330	18,967	39,051	(286)	388,062	412,591	22,548	38,212	(302)	473,049
Property and equipment, at cost	7,567,629	1,322,737	1,562,534	—	10,452,900	7,327,978	1,259,337	1,465,891	—	10,053,206
Less accumulated depreciation, depletion, and amortization	5,418,474	974,896	945,877	—	7,339,247	4,145,061	727,858	667,123	—	5,540,042

Net property and equipment	2,149,155	347,841	616,657	—	3,113,653	3,182,917	531,479	798,768	—	4,513,164
Investment in subsidiaries	225,050	—	—	(225,050)	—	577,405	—	—	(577,405)	—
Note receivable from subsidiary	93,052	—	—	(93,052)	—	93,052	—	—	(93,052)	—
Deferred income taxes	208,859	—	—	(44,911)	163,948	—	—	—	—	—
Goodwill	216,460	22,960	14,899	—	254,319	216,460	22,960	14,226	—	253,646
Due from (to) parent and subsidiaries	495,325	61,206	(556,531)	—	—	391,074	141,656	(532,730)	—	—
Other assets	50,155	5	2,236	—	52,396	40,607	5	2,327	—	42,939

	$3,768,386	450,979	116,312	(363,299)	3,972,378	4,914,106	718,648	320,803	(670,759)	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,134	7,269	17,630	(286)	168,747	338,754	27,631	58,858	(302)	424,941
Other current liabilities	107,886	1,030	6,373	—	115,289	88,064	1,165	7,241	—	96,470

Total current liabilities	252,020	8,299	24,003	(286)	284,036	426,818	28,796	66,099	(302)	521,411
Long-term debt	2,571,453	—	134,989	—	2,706,442	2,641,246	—	94,415	—	2,735,661
Note payable to parent	—	—	93,052	(93,052)	—	—	—	93,052	(93,052)	—
Other liabilities	138,133	3,365	33,622	—	175,120	128,017	3,397	35,813	—	167,227
Deferred income taxes	—	17,777	27,134	(44,911)	—	45,113	61,383	79,091	—	185,587

Total liabilities	2,961,606	29,441	312,800	(138,249)	3,165,598	3,241,194	93,576	368,470	(93,354)	3,609,886
Shareholders' equity	806,780	421,538	(196,488)	(225,050)	806,780	1,672,912	625,072	(47,667)	(577,405)	1,672,912

	$3,768,386	450,979	116,312	(363,299)	3,972,378	4,914,106	718,648	320,803	(670,759)	5,282,798

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2009					2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and gas sales	$122,634	31,156	27,840	—	181,630	348,291	33,664	133,123	—	515,078
Interest and other	6,663	91	(89)	(6,230)	435	7,609	267	19	(6,542)	1,353
Equity earnings in subsidiaries	16,346	—	—	(16,346)	—	(4,361)	—	—	4,361	—

Total revenues	145,643	31,247	27,751	(22,576)	182,065	351,539	33,931	133,142	(2,181)	516,431
Costs, expenses, and other:
Lease operating expenses	24,765	5,182	8,027	62	38,036	24,667	2,906	10,805	35	38,413
Other direct operating costs	12,762	2,000	2,351	—	17,113	20,845	2,313	5,631	—	28,789
General and administrative	13,161	612	1,876	—	15,649	16,048	21	3,763	—	19,832
Depreciation and depletion	46,247	10,460	13,846	(2,416)	68,137	83,548	6,037	37,001	(2)	126,584
Interest expense	39,612	2,518	4,299	(3,254)	43,175	24,177	—	7,797	(3,995)	27,979
Realized and unrealized losses on derivative instruments, net	25,903	6,644	234	—	32,781	276,568	54,300	46,954	—	377,822
Other, net	3,234	120	(5,003)	(2,315)	(3,964)	2,255	315	(22)	(1,378)	1,170

Total costs, expenses, and other	165,684	27,536	25,630	(7,923)	210,927	448,108	65,892	111,929	(5,340)	620,589

Earnings (loss) before income taxes	(20,041)	3,711	2,121	(14,653)	(28,862)	(96,569)	(31,961)	21,213	3,159	(104,158)
Income tax	(57,182)	(7,678)	(1,143)	—	(66,003)	(28,551)	(11,599)	4,010	—	(36,140)

Net earnings (loss)	$37,141	11,389	3,264	(14,653)	37,141	(68,018)	(20,362)	17,203	3,159	(68,018)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30,
	2009					2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and gas sales	$255,777	63,677	56,835	—	376,289	604,967	59,544	227,154	—	891,665
Interest and other	6,818	91	(35)	(6,230)	644	10,180	371	208	(8,315)	2,444
Equity earnings in subsidiaries	(294,297)	—	—	294,297	—	24,518	—	—	(24,518)	—

Total revenues	(31,702)	63,768	56,800	288,067	376,933	639,665	59,915	227,362	(32,833)	894,109
Costs, expenses, and other:
Lease operating expenses	53,690	10,738	14,770	69	79,267	48,810	6,053	21,071	44	75,978
Other direct operating costs	25,915	3,474	4,663	—	34,052	38,886	4,169	10,710	—	53,765
General and administrative	26,473	1,327	3,934	—	31,734	32,924	27	6,169	—	39,120
Depreciation and depletion	117,763	28,471	30,427	(3,972)	172,689	159,901	11,472	70,783	(5)	242,151
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	—	1,575,843	—	—	—	—	—
Interest expense	71,279	4,821	9,850	(6,230)	79,720	48,369	—	15,782	(8,315)	55,836
Realized and unrealized (gains) losses on derivative instruments, net	(87,192)	(19,079)	(276)	—	(106,547)	415,721	78,351	29,626	—	523,698
Other, net	5,942	141	(107)	1,181	7,157	12,309	426	2,255	(185)	14,805

Total costs, expenses, and other	1,369,647	248,460	264,760	(8,952)	1,873,915	756,920	100,498	156,396	(8,461)	1,005,353

Earnings (loss) before income taxes	(1,401,349)	(184,692)	(207,960)	297,019	(1,496,982)	(117,255)	(40,583)	70,966	(24,372)	(111,244)
Income tax	(260,717)	(43,606)	(52,027)	—	(356,350)	(44,505)	(14,776)	20,787	—	(38,494)

Net earnings (loss)	$(1,140,632)	(141,086)	(155,933)	297,019	(1,140,632)	(72,750)	(25,807)	50,179	(24,372)	(72,750)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2009				2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(846,335)	(141,086)	(153,211)	(1,140,632)	(97,122)	(25,807)	50,179	(72,750)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and depletion	114,132	28,471	30,086	172,689	159,901	11,472	70,778	242,151
Unrealized losses on derivative instruments, net	44,484	8,373	121	52,978	372,879	66,355	22,619	461,853
Deferred income tax	(262,222)	(43,606)	(52,027)	(357,855)	(44,350)	(14,776)	16,654	(42,472)
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	1,575,843	—	—	—	—
Other, net	17,221	167	(5,875)	11,513	15,886	82	4,586	20,554
Changes in operating assets and liabilities:
Accounts receivable	52,501	4,123	4,537	61,161	(47,894)	(5,528)	(13,270)	(66,692)
Other current assets	16,233	(364)	(394)	15,475	(19,544)	127	(2,171)	(21,588)
Accounts payable and accrued liabilities	(85,082)	(7,730)	(21,664)	(114,476)	(8,238)	(633)	(3,910)	(12,781)
Accrued interest and other current liabilities	13,299	(267)	(1,806)	11,226	(16,185)	22	(1,844)	(18,007)

Net cash provided by operating activities	220,008	66,648	1,266	287,922	315,333	31,314	143,621	490,268
Investing activities:
Capital expenditures for property and equipment	(332,499)	(76,685)	(62,107)	(471,291)	(580,537)	(8,904)	(211,931)	(801,372)
Other, net	19,564	3,676	6,463	29,703	53,379	—	24	53,403

Net cash used by investing activities	(312,935)	(73,009)	(55,644)	(441,588)	(527,158)	(8,904)	(211,907)	(747,969)
Financing activities:
Proceeds from bank borrowings	494,000	—	93,190	587,190	1,212,000	—	148,178	1,360,178
Repayments of bank borrowings	(1,134,000)	—	(59,634)	(1,193,634)	(947,000)	—	(160,917)	(1,107,917)
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—	—	559,767	—	—	—	—
Issuance of 7 1/4% senior notes, net of issuance costs	—	—	—	—	247,188	—	—	247,188
Redemption of 8% senior notes	—	—	—	—	(265,000)	—	—	(265,000)
Repurchases of 7% senior subordinated notes	(970)	—	—	(970)	(2,960)	—	—	(2,960)
Proceeds from common stock offering, net of offering costs	256,253	—	—	256,253	—	—	—	—
Net activity in investments from subsidiaries	(33,961)	9,629	24,332	—	(59,051)	(21,745)	80,796	—
Other, net	(47,401)	(3,090)	(1,031)	(51,522)	26,905	(877)	1,338	27,366

Net cash provided (used) by financing activities	93,688	6,539	56,857	157,084	212,082	(22,622)	69,395	258,855
Effect of exchange rate changes on cash	—	—	(127)	(127)	—	—	(28)	(28)

Net increase (decrease) in cash and cash equivalents	761	178	2,352	3,291	257	(212)	1,081	1,126
Cash and cash equivalents at beginning of period	1,226	74	905	2,205	1,189	386	8,110	9,685

Cash and cash equivalents at end of period	$1,987	252	3,257	5,496	1,446	174	9,191	10,811

(14) RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. FSP

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(14) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1 and APB 28-1"), which requires the disclosure of the fair value, together with the carrying amount, of financial instruments, regardless of whether they are recognized at fair value in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement is effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement for the quarter ended March 31, 2009. As this pronouncement requires only additional disclosures, there was no impact on the Company's financial position or results of operations as a result of the adoption.

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

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"), which amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Other-than-temporary impairment relates to investments in

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(14) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement for the quarter ended June 30, 2009; however, there was no impact on the Company's financial position or results of operations as a result of the adoption.

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

        We currently conduct our operations in three geographical segments and five business units. The geographical segments are: the United States, Canada, and International. The business units are: Western, Eastern, Southern, Canada, and International. We conduct exploration and development activities in each of our geographical segments; however, substantially all of our estimated proved reserves and all of our producing properties are located in North America. Our total estimated proved reserves as of December 31, 2008 were approximately 2,668 Bcfe. At December 31, 2008, approximately 87% of our estimated proved oil and natural gas reserves were in the United States, approximately 11% were in Canada, and approximately 2% were in Italy. Approximately 75% of our estimated proved reserves were natural gas as of December 31, 2008. See Note 12 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

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

Second Quarter and Year-to-Date 2009 Summary

  •
  Oil and gas production in the second quarter of 2009 increased 3% to 47 Bcfe from 46 Bcfe in the corresponding period in 2008. Oil and gas production in the first six months of 2009 increased 8% to 97 Bcfe from 89 Bcfe in the corresponding period in 2008.

  •
  Oil and gas revenues decreased 65% in the second quarter of 2009 to $182 million from $515 million in the corresponding period in 2008 and 58% in the first six months of 2009 to $376 million from $892 million in the corresponding period in 2008. The decrease in each period was due to a dramatic decline in realized oil and gas prices.

  •
  Capital expenditures decreased 60% in the first six months of 2009 to $346 million from $869 million in the corresponding period in 2008. See "2009 Outlook" below for further discussion of the decrease.

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

  •
  Forest issued approximately 14 million shares of common stock at a price of $18.25 per share in May 2009. Net proceeds from this offering were $256 million, after deducting underwriting discounts and commissions and offering expenses. Forest used the net proceeds from the offering to repay a portion of the outstanding borrowings under its U.S. credit facility.

  •
  Forest recorded a $1.6 billion non-cash ceiling test write-down as of March 31, 2009 caused by a significant decline in spot natural gas prices since December 31, 2008. See—"Critical Accounting Policies, Estimates, Judgments, and Assumptions"—"Full Cost Method of Accounting" for more information about the nature of ceiling test write-downs.

2009 Outlook

        Due to the downturn in the global economy as well as the dramatic decrease in oil and natural gas prices, we have significantly reduced our capital expenditure and drilling budget for 2009 compared to 2008. Our goal for the remainder of 2009 is to keep our full-year exploration and development capital expenditures within our cash flow from operations before changes in working capital, while maintaining our estimated proved reserve base, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control. Due to declines in natural gas prices, this goal may not be achievable.

        Our goal to keep 2009 capital spending within our cash flow from operations before changes in working capital is targeted to maintain financial flexibility and sufficient liquidity to maintain our assets and operations until margins on oil and gas production improve. In order to preserve borrowing capacity and flexibility under our bank credit facilities, in February 2009, we issued $600 million in senior notes due 2014 and, in May 2009, we issued approximately 14 million shares of common stock, using the net proceeds from both issuances to pay down borrowings on the facilities. We have a divestiture program with an announced intention to sell certain oil and gas assets outside our core areas. While we have sold $30 million of assets so far this year and entered into definitive agreements to sell an additional $118 million of assets as of August 5, 2009, due to the current economic conditions, the majority of our anticipated asset sales have been delayed. We hope to complete our divestiture program by the end of 2010, assuming market conditions and property valuations improve. As divestitures are completed, we intend to use the proceeds to reduce debt.

RESULTS OF OPERATIONS

        For the second quarter 2009, Forest reported net earnings of $37 million, or $.36 per basic share, compared to a net loss of $68 million, or $.78 per basic share, in the second quarter 2008. For the first six months of 2009, Forest reported a net loss of $1.1 billion, or $11.58 per basic share, compared to a net loss of $73 million, or $.83 per basic share, during the same period of 2008. The $1.1 billion net loss in the first six months of 2009 was due primarily to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter of 2009, which was caused by a significant decline in spot natural gas prices. Discussion of the components of the changes in our quarterly and year-to-date results follows.

Oil and Gas Production and Revenues

        Production volumes, revenues, and average sales prices by product and location for the three and six months ended June 30, 2009 and 2008 are set forth in the tables below.

	Three Months Ended June 30,
	2009				2008
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	30,076	879	782	40,042	28,261	944	748	38,413
Canada	6,032	163	57	7,352	5,836	209	71	7,516

Totals	36,108	1,042	839	47,394	34,097	1,153	819	45,929

Revenues (in thousands):
United States	$87,333	48,957	17,906	154,196	276,064	115,750	42,024	433,838
Canada	17,235	8,585	1,614	27,434	53,005	23,168	5,067	81,240

Totals	$104,568	57,542	19,520	181,630	329,069	138,918	47,091	515,078

Average sales price:
United States	$2.90	55.70	22.90	3.85	9.77	122.62	56.18	11.29
Canada	2.86	52.67	28.32	3.73	9.08	110.85	71.37	10.81

Totals	$2.90	55.22	23.27	3.83	9.65	120.48	57.50	11.21

	Six Months Ended June 30,
	2009				2008
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	62,196	1,816	1,592	82,644	54,619	1,883	1,424	74,461
Canada	11,500	331	121	14,212	11,653	397	155	14,965

Totals	73,696	2,147	1,713	96,856	66,272	2,280	1,579	89,426

Revenues (in thousands):
United States	$202,938	84,057	33,553	320,548	469,364	205,360	74,610	749,334
Canada	38,076	14,245	3,420	55,741	93,132	39,190	10,009	142,331

Totals	$241,014	98,302	36,973	376,289	562,496	244,550	84,619	891,665

Average sales price:
United States	$3.26	46.29	21.08	3.88	8.59	109.06	52.39	10.06
Canada	3.31	43.04	28.26	3.92	7.99	98.72	64.57	9.51

Totals	$3.27	45.79	21.58	3.89	8.49	107.26	53.59	9.97

        Net oil and gas production in the second quarter 2009 was 47.4 Bcfe, or an average of 521 MMcfe per day, a 3% increase from 45.9 Bcfe, or an average of 505 MMcfe per day, in the second quarter 2008. Net oil and gas production in the first six months of 2009 was 96.9 Bcfe, or an average of 535 MMcfe per day, an 8% increase from 89.4 Bcfe, or an average of 491 MMcfe per day, in the same period of 2008. The increase in oil and gas production for the comparable three and six month periods was primarily due to acquisition and drilling activity throughout 2008, partially offset by a significant reduction in capital spending in 2009, non-core asset sales, and normal production declines on existing oil and gas properties.

        Oil and natural gas revenues were $182 million in the second quarter 2009, reflecting a 65% decrease as compared to $515 million in the second quarter 2008. Oil and natural gas revenues were $376 million in the first six months of 2009, reflecting a 58% decrease as compared to $892 million in the same period of 2008. The decrease in oil and natural gas revenues between the comparable three and six month periods was primarily due to a 66% and 61% decrease in average realized sales prices, respectively.

        The oil and natural gas revenues and average sales prices reflected in the tables above exclude the effects of commodity derivative instruments since we do not use cash flow hedge accounting. See "Realized and Unrealized Gains and Losses on Derivative Instruments" for more information on gains and losses relating to our commodity derivative instruments.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$38,036	38,413	79,267	75,978
Production and property taxes	11,791	24,148	23,486	44,199
Transportation and processing costs	5,322	4,641	10,566	9,566

Production expense	$55,149	67,202	113,319	129,743

Production expense per Mcfe:
Lease operating expenses	$.80	.84	.82	.85
Production and property taxes	.25	.53	.24	.49
Transportation and processing costs	.11	.10	.11	.11

Production expense per Mcfe	$1.16	1.46	1.17	1.45

        Lease operating expenses in the second quarter 2009 were $38 million, or $.80 per Mcfe, compared to $38 million, or $.84 per Mcfe, in the second quarter 2008. Lease operating expenses in the first six months of 2009 were $79 million, or $.82 per Mcfe, compared to $76 million, or $.85 per Mcfe, in the same period of 2008.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas sold, were 6.5% and 4.7% of oil and natural gas revenues for the three months ended June 30, 2009 and 2008, respectively, and 6.2% and 5.0% of oil and natural gas revenues for the six months ended June 30, 2009 and 2008, respectively. The increase in the percentage in each 2009 period over the corresponding periods in 2008 is primarily due to an increase in severance tax rates in Arkansas effective in 2009. In addition, normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs were $5 million, or $.11 per Mcfe, in the second quarter 2009 compared to $5 million, or $.10 per Mcfe in the second quarter 2008. For the six months ended June 30, 2009 and 2008, transportation and processing costs were $11 million, or $.11 per Mcfe, and $10 million, or $.11 per Mcfe, respectively.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$7,262	9,748	13,635	15,798
Other general and administrative costs	19,992	24,880	40,149	50,229
General and administrative costs capitalized	(11,605)	(14,796)	(22,050)	(26,907)

General and administrative expense	$15,649	19,832	31,734	39,120

General and administrative expense per Mcfe	$.33	.43	.33	.44

        The decrease in general and administrative expense in each 2009 period compared to the corresponding periods in 2008 was primarily due to decreased employee compensation costs and contract labor. On a per-unit basis, general and administrative expense decreased 23% to $.33 per Mcfe in the second quarter 2009 from $.43 per Mcfe in the second quarter 2008 and 25% to $.33 per Mcfe in the first six months of 2009 from $.44 per Mcfe in the same period of 2008. The percentage of general and administrative costs capitalized remained relatively consistent between each of the periods presented, ranging from 41% to 43%.

Depreciation and Depletion

        Depreciation, depletion, and amortization expense ("DD&A") in the second quarter 2009 was $68 million, or $1.44 per Mcfe, compared to $127 million, or $2.76 per Mcfe, in the second quarter 2008. For the six months ended June 30, 2009, DD&A was $173 million, or $1.78 per Mcfe, compared to $242 million, or $2.71 per Mcfe, for the same period in 2008. The per-unit decrease in both periods was primarily due to a $2.4 billion non-cash ceiling test write-down recorded in the fourth quarter 2008 and a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009.

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, Forest recorded a non-cash ceiling test write-down for both its United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The write-down totaled $1.6 billion and was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. See—"Critical Accounting Policies, Estimates, Judgments and Assumptions"—"Full Cost Method of Accounting" and Part II, Item 1A,—"Risk Factors"—"Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values."

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Interest costs	$46,585	33,457	86,532	66,523
Interest costs capitalized	(3,410)	(5,478)	(6,812)	(10,687)

Interest expense	$43,175	27,979	79,720	55,836

        The increase in interest expense in each 2009 period compared to the corresponding three and six month periods in 2008 was primarily attributable to an increase in debt levels related to the acquisition of oil and gas assets from Cordillera Texas, L.P. on September 30, 2008. Interest expense also increased between the comparable three and six month periods due to a decrease in interest costs capitalized as a result of a decrease in the amount of unproved properties under development. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties.

Realized and Unrealized Gains and Losses on Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under Costs, expenses, and other in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Realized (gains) losses on derivatives, net:
Oil	$(3,848)	32,104	(14,297)	48,806
Gas	(80,995)	25,473	(141,811)	12,150
Interest	(2,893)	605	(3,417)	889

Subtotal realized	(87,736)	58,182	(159,525)	61,845
Unrealized losses (gains) on derivatives, net:
Oil	26,118	123,602	31,685	138,361
Gas	87,281	205,542	15,930	328,213
Interest	7,118	(9,504)	5,363	(4,721)

Subtotal unrealized	120,517	319,640	52,978	461,853

Realized and unrealized losses (gains) on derivatives, net	$32,781	377,822	(106,547)	523,698

Other, Net

        The table below sets forth the components of Other, net within Costs, expenses, and other of the Condensed Consolidated Statement of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(9,425)	(460)	(5,886)	2,315
Unrealized losses on other investments, net	—	276	2,327	7,367
Other, net	3,318	(613)	6,535	1,372

Other, net	$(6,107)	(797)	2,976	11,054

Unrealized Foreign Currency Exchange

        Unrealized foreign currency exchange gains and losses in the table above relate to the outstanding intercompany indebtedness, which is denominated in U.S. dollars, between Forest Oil Corporation and our wholly-owned Canadian subsidiary.

Other Investments

        The unrealized losses on other investments in the table above relate to fair value adjustments to the shares of Pacific Energy Resources, Ltd. ("PERL") common stock and the zero coupon senior subordinated note from PERL due 2014, which were received as a portion of the total consideration for the sale of our Alaska assets in August 2007. In March 2009, PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceedings are still at an early stage; however, PERL has indicated that the value of its assets is less than the amount of PERL's senior unsubordinated debt. Based on these facts and circumstances, we estimated the fair value of the PERL common stock and note to be zero as of June 30, 2009. See Note 8 to the Condensed Consolidated Financial Statements for more information on these investments.

Current and Deferred Income Tax

        Our effective income tax rate was approximately 229% and 35% for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, our effective income tax rate was approximately 24% and 35%, respectively. The significant changes in our effective tax rates in the 2009 periods as compared to the 2008 periods is primarily due to the valuation allowances placed on a portion of our deferred tax assets in the United States during 2009. See Note 10 to the Condensed Consolidated Financial Statements and—"Critical Accounting Policies, Estimates, Judgments, and Assumptions"—"Valuation of Deferred Tax Assets" for more information on our income taxes and valuation allowance.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. Natural gas accounted for approximately 76% of our total oil and gas production for the three and six months ended June 30, 2009 and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy in order to try to minimize the adverse effects of wide fluctuations in commodity prices on our cash flow. As of July 31, 2009, we had hedged, via commodity swaps and collar instruments, approximately 94 Bcfe of our total 2009 production and 58 Bcfe of our total 2010 production. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2009 and 2010. However, these hedging activities are inherently risky and may result in reduced income or even financial losses to us. See Part II, Item 1A,—"Risk Factors—Our use of hedging transactions could result in losses or reduce our income," for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of July 31, 2009, all of our derivatives counterparties are commercial banks that are parties to our credit facilities, or their affiliates, with the exception of one counterparty with whom we hold three basis swaps. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk" below.

        The other primary source of liquidity is our U.S. credit facility and our Canadian credit facility, which had a borrowing base of $1.62 billion as of June 30, 2009. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. We had $932 million available under these facilities as of June 30, 2009. See the heading "Bank Credit Facilities" below for further details.

        The public and private capital markets have served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, in February 2009, we issued $600 million principal amount of 8 1/2% senior notes due 2014 in a private offering and in May 2009 we issued approximately 14 million shares of common stock. Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control. Notwithstanding that we recently completed debt and equity issuances, the continuing economic crisis and distressed financial markets have impacted our business and limited our ability to access the capital markets on economical terms as funding from these markets has diminished significantly. We cannot be certain that funding will be available to us in the debt and equity markets in the future, if needed, nor can we be certain that such funding will be available on acceptable terms.

        We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2008, we sold certain non-strategic assets for total proceeds of approximately $310 million. However, due to significant declines in oil and natural gas prices and the turmoil in the financial and credit markets over the last year, the level of activity in the market for oil and gas properties has greatly diminished, as has the pool of available buyers. We intend to pursue asset dispositions in the future, including our previously announced intention to sell certain non-core properties. While we have sold $30 million of assets so far this year and entered into definitive agreements to sell an additional $118 million of assets as of August 5, 2009, due to the current economic conditions, the majority of our anticipated asset sales have been delayed. We hope to complete these divestitures by year end 2010, assuming market conditions and property valuations improve.

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

Bank Credit Facilities

        Effective as of March 16, 2009, we entered into the Second Amendment (the "Second Amendment") to our second amended and restated combined credit agreements dated as of June 6, 2007 that amended certain definitions and covenants of the credit agreements, including the total debt outstanding-to-EBITDA ratio. The second amended and restated combined credit agreements consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012.

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

        The Global Borrowing Base is also subject to change in the event (i) we issue senior notes, in which case the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 for every $1.00 principal amount of any newly issued senior notes, excluding any senior notes that we may issue to refinance senior notes that were outstanding on May 9, 2008, or (ii) if we sell oil and natural gas properties included in the Global Borrowing Base having a fair market value in excess of 10% of the Global Borrowing Base then in effect. The Global Borrowing Base is subject to other automatic adjustments under the facilities. As a result of issuing $600 million of 8 1/2% senior notes due 2014 in February 2009, our borrowing base was lowered from $1.8 billion to $1.62 billion effective February 17, 2009. As a result of the adjustment to the Global Borrowing Base, we reallocated amounts under the U.S. Facility and Canadian Facility and currently have allocated $1.47 billion to the U.S. Facility and $150 million to the Canadian Facility. A lowering of the Global Borrowing Base could require us to repay indebtedness in excess of the Global Borrowing Base in order to cover the deficiency. The automatic lowering of the Global Borrowing Base on February 17, 2009 did not result in any deficiency, and therefore we were not required to repay any amounts. On March 16, 2009, we announced that our bank group reaffirmed our $1.62 billion Global Borrowing Base and $1.8 billion nominal amount related to the Credit Facilities. The next redetermination of the borrowing base is scheduled to occur in the fourth quarter of 2009.

        Borrowings under the U.S. Facility bear interest at one of two rates as may be elected by Forest. Borrowings will bear interest at:

  (i)
  a rate that is based on interest rates applicable to dollar deposits in the London interbank market ("LIBO Rate") plus 100 to 175 basis points, depending on Global Borrowing Base utilization; or

  (ii)
  a rate based on the greatest of (a) the prime rate announced by the global administrative agent; (b) the federal funds rate plus 1/2 of 1%; and (c) the Adjusted LIBO Rate for a one month Interest Period on such day plus 100 basis points.

        Borrowings under the Canadian Facility bear interest at one of three rates as may be elected by Forest. Borrowings will bear interest at a rate that may be based on:

  (i)
  the greatest of (a) the base rate announced by the Canadian administrative agent with respect to Canadian dollar loans, and (b) the sum of (x) a bankers acceptance rate and (y) 100 basis points;

  (ii)
  the LIBO Rate plus 100 to 175 basis points, depending on Global Borrowing Base utilization; or

  (iii)
  the greater of (a) the rate for U.S. dollar denominated loans made by the Canadian administrative agent and (b) the federal funds rate plus 1/2 of 1%.

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also include financial covenants. For example, the Credit Facilities provide that Forest will not permit its ratio of total debt outstanding to its EBITDA (as adjusted for non-cash charges) to be greater than (i) 4.50 to 1.00 for four consecutive fiscal quarters ending in 2009 and 2010; (ii) 4.00 to 1.00 for four consecutive fiscal quarters ending in 2011; and (iii) 3.50 to 1.00 at any time thereafter. If commodity prices do not recover sufficiently in future periods, our EBITDA will be negatively impacted and we may not be in compliance with this or other financial covenants. If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facilities could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and cure periods in certain cases. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Facility. In addition, bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. An acceleration of our indebtedness under the Credit Facilities could in turn result in an event of default under the indentures for our senior notes, which in turn could result in the acceleration of the senior notes. For example, the indentures for our 8% senior notes due 2011 and our 7 3/4% senior notes due 2014 include as events of default, among others, a default on indebtedness that results in the acceleration of indebtedness in an amount greater than $10 million; each of the indentures for our 8 1/2% senior notes due 2014 and our 7 1/4% senior notes due 2019 include a similar event of default if the amount involved is greater than $25 million.

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

        The lending group under our U.S. Facility includes the following institutions: JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), Bank of America, N.A. ("Bank of America"), Citibank, N.A. ("Citibank"), BNP Paribas, BMO Capital Markets Financing, Inc. ("BMO"), Credit Suisse, Cayman Islands Branch ("Credit Suisse"), Deutsche Bank AG New York Branch ("Deutsche Bank"), U.S. Bank National Association, The Bank of Nova Scotia ("Bank of Nova Scotia"), Fortis Capital Corp. ("Fortis"), Bank of Scotland, ABN Amro Bank N.V. ("ABN Amro"), UBS Loan Finance LLC, Compass Bank, Wells Fargo Bank, N.A. ("Wells Fargo"), Mizuho Corporate Bank, Ltd., Toronto Dominion (Texas) LLC, Barclays Bank PLC ("Barclays"), Bank of Oklahoma, N.A., Export Development Canada, Guaranty Bank and Trust Company, and Union Bank of California, N.A. The lenders under our Canadian Facility include: JPMorgan Chase Bank, N.A., Toronto Branch ("JPM Toronto", with JPMorgan Chase, collectively "JPMorgan"), Bank of Montreal, The Toronto-Dominion Bank (together with Toronto Dominion (Texas) LLC, "Toronto Dominion"), Bank of America, N.A., Canada Branch, and Citibank, N.A., Canadian Branch. Of the $1.8 billion total nominal amount under the Credit Facilities, JPMorgan, Bank of America, BNP Paribas, Credit Suisse, Deutsche Bank, Bank of Nova Scotia, Toronto Dominion, and Wells Fargo hold approximately 62% of the total commitments, with each of these eight lenders holding an equal share. With respect to the other 38% of the total commitments, no single lender holds more than 4.2% of the total commitments.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriter or initial purchaser of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of July 31, 2009, our primary derivative counterparties included the following lenders and their affiliates: ABN Amro, BMO, BNP Paribas, Barclays, Credit Suisse, Compass Bank, Deutsche Bank, Fortis, Bank of Nova Scotia, Toronto Dominion, Bank of America, U.S. Bank National Association, and Wells Fargo. As of July 31, 2009, our derivative transactions with BMO, Credit Suisse, Fortis, Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 85 Bcfe, or 91% of our 2009 hedged production, and 42 Bcfe, or 73% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

        At June 30, 2009, there were outstanding borrowings of $550.0 million under the U.S. Facility at a weighted average interest rate of 1.4%, and there were outstanding borrowings of $135.0 million under the Canadian Facility at a weighted average interest rate of 2.0%. We also had used the Credit Facilities for $2.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $932.3 million at June 30, 2009. At July 31, 2009, there were outstanding borrowings of $495.0 million under the U.S. Facility at a weighted average interest rate of 1.3%, and there were outstanding borrowings of $141.1 million under the Canadian Facility at a weighted average interest rate of 2.0%. We also had used the Credit Facilities for $2.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facilities of $981.2 million at July 31, 2009.

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

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Net cash provided by operating activities	$287,922	490,268
Net cash used by investing activities	(441,588)	(747,969)
Net cash provided by financing activities	157,084	258,855

        Cash flows provided by operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the six months ended June 30, 2009 compared to the same period of 2008 was primarily due to lower commodity prices partially offset by a decreased investment in net operating assets in 2009 as compared to 2008.

        Cash flows used by investing activities are primarily comprised of the acquisition, exploration and development of oil and gas properties net of dispositions of oil and gas properties. The decrease in net cash used by investing activities in the six months ended June 30, 2009 compared to the same period of 2008 was primarily due to a decrease in capital spending. See "Capital Expenditures" below. Cash paid for exploration, development, and acquisition costs differs from the reported capital expenditures in the table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

        Net cash provided by financing activities in the six months ended June 30, 2009 included the issuance of 8 1/2% senior notes for net proceeds of $560 million and the issuance of common stock for net proceeds of $256 million, offset by net repayments of bank borrowings of $606 million. Net cash provided by financing activities in the six months ended June 30, 2008 included net bank proceeds of $252 million as well as the issuance of 7 1/4% senior notes for net proceeds of $247 million, which was offset by the redemption of the 8% senior notes for $265 million.

Capital Expenditures

        Expenditures for property acquisitions, exploration, and development were as follows:

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Property acquisition costs:
Proved properties	$—	216,271
Unproved properties	—	93,715

	—	309,986
Exploration and development costs:
Direct costs	316,727	521,043
Overhead capitalized	22,050	26,907
Interest capitalized	6,812	10,687

	345,589	558,637

Total capital expenditures(1)	$345,589	868,623

    (1)
    Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $(1.6) million and $5.5 million recorded during the six months ended June 30, 2009 and 2008, respectively.

        Due to significant changes in the overall economy as well as the price for oil and natural gas, we have chosen to significantly reduce our capital expenditures and drilling activity in 2009 compared with 2008. Our goal is to keep our full-year 2009 exploration and development capital spending within our 2009 cash flows from operations before changes in working capital. We have established a capital budget of approximately $500 million to $600 million for the year ending December 31, 2009. Some of the factors impacting the level of capital expenditures in 2009 include crude oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

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

        Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed each quarter on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, as adjusted for asset retirement obligations and the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Forest recorded a $1.6 billion non-cash ceiling test write-down in the first quarter of 2009 based on the March 31, 2009 NYMEX spot prices for natural gas and oil of $3.63 per MMBtu and $49.66 per barrel, respectively. At June 30, 2009, the spot prices for natural gas and oil were $3.89 per MMBtu and $69.89 per barrel, respectively. Based on these prices, a write-down was not necessary in the second quarter of 2009. However, additional write-downs of the full cost pools in the United States and Canada may be required in 2009 if oil and natural gas prices decline, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

Valuation of Deferred Tax Assets

        We use the asset and liability method of accounting for income taxes. Under this method, income tax assets and liabilities are generally determined based on differences between the financial statement carrying values of assets and liabilities and their respective income tax bases (temporary differences). Income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect on income tax assets and liabilities of a change in tax rates is included in earnings in the period in which the change is enacted. The book value of income tax assets is limited to the amount of the tax benefit that is more likely than not to be realized in the future.

        In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as future taxable income is sufficient to utilize net operating and other credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management included a recent history of book losses driven in large part from ceiling test write-downs and, given the decline in oil and gas prices and accelerated depreciation and amortization used for tax purposes, projected taxable losses over the next several years. Positive evidence considered by management included forecasted book income over a reasonable period of time and the fact that our net operating loss carryforwards do not expire until after 2017. Based upon the evaluation of what management determined to be relevant evidence, we have recorded a valuation allowance of approximately $164 million against our U.S. deferred tax assets as of June 30, 2009, leaving a net deferred tax asset attributable to the U.S. of approximately $165 million. See Note 10 to the Condensed Consolidated Financial Statements.

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

Accordingly, the amount of the deferred tax asset considered realizable will likely change each quarter as estimates of our future book income change due to changes in expected future oil and gas prices, and these changes could be material. For example, from March 31, 2009 to June 30, 2009, due primarily to an increase in oil prices, our projection of future book income increased and we reduced the valuation allowance recorded against our deferred income tax assets by $53 million accordingly. If the forecasted price assumed for oil and natural gas had been 10% lower than what was utilized for our projected future book income, our valuation allowance would have likely increased by approximately $51 million.

FORWARD-LOOKING STATEMENTS

        The information in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements, other than statements of historical facts or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continue," "may," "will," "should," "would," "potential," variations of such words, and similar expressions identify forward-looking statements, and any statements regarding Forest's future financial condition, results of operations, and business are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report.

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

  •
  our assessment of our counterparty risks and the ability of our counterparties to perform their future obligations; and

  •
  the impact of federal, state, and local political, regulatory, and environmental developments in the United States and foreign locations where we conduct business operations.

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas, including such risks that are specific to our operations and outlook. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These risks include, but are not limited to, the following:

  •
  the volatility of oil and natural gas prices;

  •
  the availability of capital on economic terms to fund our significant capital expenditures and acquisitions;

  •
  our level of indebtedness;

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

  •
  intense competition with companies with more capital and larger staffs; and

  •
  the risks of conducting operations outside of the United States and the impact of fluctuations in currency exchange rates and political developments on the financial results of our operations.

        In addition, we may be subject to currently unforeseen risks that may have a materially adverse impact on us and our operations. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. Should one or more of the risks or uncertainties, including those described above or elsewhere in this Form 10-Q, in our 2008 Annual Report on Form 10-K, or in our other filings with the

Securities and Exchange Commission occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

        We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Form 10-Q and attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or that persons acting on our behalf may issue.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2009, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)				Oil (NYMEX WTI)
	Bbtu per Day		Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2009 - October 2009	210	(1)	$7.33	$83,280	4,500	$69.01	$(1,291)
November 2009 - December 2009	160	(1)	8.24	28,570	4,500	69.01	(1,081)
Calendar 2010	150		6.36	15,881	1,500	72.95	(1,269)

(1)
10 Bbtu per day is subject to a $6.00 written put.

Costless Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2009, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)
July 2009 - December 2009	40	$7.31/9.76	$22,003

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. As of June 30, 2009, we had entered into the following basis swaps:

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
July 2009 - December 2009	AECO	25	$(.65)	$888
July 2009 - December 2009	Centerpoint	30	(.95)	(1,937)
July 2009 - December 2009	Houston Ship Channel	50	(.33)	(957)
July 2009 - December 2009	Mid Continent	60	(1.04)	(4,762)
July 2009 - December 2009	NGPL TXOK	40	(.53)	(625)
Calendar 2010	Centerpoint	30	(.95)	(4,863)
Calendar 2010	Houston Ship Channel	30	(.30)	(105)
Calendar 2010	Mid Continent	60	(1.04)	(10,254)
Calendar 2010	NGPL TXOK	40	(.44)	(982)

        Subsequent to June 30, 2009, through July 31, 2009, Forest entered into additional basis swaps covering 20 Bbtu per day for Calendar 2010 at a weighted average hedged price differential of $(.28) for the Houston Ship Channel index.

        The fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at June 30, 2009 was a net asset of approximately $122.5 million.

Interest Rate Risk

        Forest periodically enters into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. The table below sets forth our outstanding fixed-to-floating interest rate swaps as of June 30, 2009

Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
July 2009 - February 2014	$300,000	1 month LIBOR + 5.90%	8.50%	$(3,228)

        In addition to the interest rate swaps, during the six months ended June 30, 2009, we entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with us in exchange for a premium paid to Forest. The premiums received on these swaptions are amortized as realized gains on derivatives over the term of the related swaption. The interest rate swaps underlying the swaptions also exchange the 8.5% fixed interest rate on a portion of the 8 1/2% senior notes that we issued in February 2009 for a variable rate over the term of the 8 1/2% senior notes. We entered into these interest rate swaptions because our targeted floating interest rates were not attainable at that time in the interest rate swap market yet premiums were available from counterparties for the option to swap our 8.5% fixed rate for the floating rates we had targeted. The table below sets forth Forest's outstanding interest rate swaptions as of June 30, 2009.

Option Term	Swap Term	Premiums Received (In Thousands)	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
April 2009 - July 2009	July 2009 - February 2014	$1,065	$225,000	1 month LIBOR + 5.88%	8.50%	$(2,035)
May 2009 - August 2009	August 2009 - February 2014	525	75,000	1 month LIBOR + 5.80%	8.50%	(455)

        Subsequent to June 30, 2009, through July 31, 2009, a counterparty exercised its option, resulting in the interest rate swap as set forth in the table below.

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
July 2009 - February 2014	$125,000	1 month LIBOR + 5.90%	8.50%

        Subsequent to June 30, 2009, through July 31, 2009, we entered into an additional interest rate swaption as set forth in the table below.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
July 2009 - October 2009	October 2009 - February 2014	$745	$100,000	1 month LIBOR + 5.60%	8.50%

Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2009, beginning with the fair value of our derivative contracts on December 31, 2008. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2009 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2008	$170,111	—	170,111
Premiums received	—	(2,912)	(2,912)
Net increase in fair value	108,493	611	109,104
Net contract gains recognized	(156,108)	(3,417)	(159,525)

As of June 30, 2009	$122,496	(5,718)	116,778

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

Interest Rate Risk

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at June 30, 2009.

	2011	2012	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	684,989	—	—	—	684,989
Weighted average interest rate(1)	—	1.48%	—	—	—	1.48%
Long-term debt:
Fixed rate	$285,000	—	112	750,000	1,000,000	2,035,112
Weighted average coupon interest rate	8.00%	—	7.00%	8.35%	7.25%	7.76%
Weighted average effective interest rate(2)	7.71%	—	7.00%	8.11%	7.25%	7.63%

(1)
As of June 30, 2009.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended June 30, 2009 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2008 ("Annual Report"). Except as set forth below and as disclosed in our Form 10-Q for the period ended March 31, 2009, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

Oil and natural gas prices are volatile. Declines in commodity prices have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

        Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas production. Prices also affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facilities and through the capital markets. The amount available for borrowing under our bank credit facilities is subject to a global borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The recent decline in oil and natural gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our global borrowing base. If commodity prices remain at these current low levels for the remainder of 2009, or decrease further, it will have similar adverse effects on our reserves and global borrowing base. Further, because we have elected to use the full-cost accounting method, we must perform each quarter a "ceiling test" that is impacted by declining commodity prices. Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings. For example, as a result of the dramatic declines in oil and natural gas prices in the second half of 2008 and in the first quarter of 2009, we recorded non-cash ceiling test write-downs of $2.4 billion in the fourth quarter of 2008 and $1.6 billion in the first quarter of 2009. The write-downs resulted in a charge to net earnings and the recording of a net loss in the respective period in which each write-down occurred. See "—Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values."

        In addition, significant or extended commodity price declines may also adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or to borrow funds to cover any such shortfall. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.

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

        As of July 31, 2009, the principal amount of our outstanding consolidated debt was approximately $2.7 billion, which amount included approximately $636 million outstanding under our combined U.S. and Canadian credit facilities. Our level of indebtedness has several important effects on our business and operations; among other things, it may:

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

Any default under our bank credit facilities or indentures could adversely affect our business and our financial condition and results of operations, and would impact our ability to obtain financing in the future. See Part I, Item 2,—"Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Liquidity and Capital Resources"—"Bank Credit Facilities" for a discussion of certain financial covenants under our bank credit facilities. In addition, the global borrowing base included in our bank credit facilities is subject to periodic redetermination by our lenders. A lowering of our global borrowing base could require us to repay indebtedness in excess of the borrowing base. The next redetermination of the borrowing base is scheduled to occur in the fourth quarter of 2009.

        Higher levels of debt will increase the risk that we may default on our financial obligations. Our ability to meet our debt obligations and other expenses will depend on our future performance. Our future performance will be affected by oil and natural gas prices, financial, business, domestic and global economic conditions, governmental regulations (including environmental regulations), and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets, or sell shares of our stock on terms that we do not find attractive, if it can be done at all.

Our use of hedging transactions could result in financial losses or reduce our income.

        To reduce our exposure to fluctuations in oil and natural gas prices, we have entered into and expect in the future to enter into derivative instruments (or hedging agreements) for a portion of our oil and natural gas production. Our commodity hedging agreements are limited in duration, usually for periods of two years or less; however, in conjunction with acquisitions, we sometimes enter into or acquire hedges for longer periods. As of July 31, 2009, we had hedged, via commodity swaps and collar instruments, approximately 94 Bcfe of our total 2009 production and 58 Bcfe of our total 2010 production. Our hedging transactions expose us to certain risks and financial losses, including, among others:

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

        Our hedging transactions will impact our earnings in various ways. Due to the volatility of oil and natural gas prices, we may be required to recognize gains and losses on derivative instruments as the estimated fair value of our commodity derivative instruments is subject to significant fluctuations from period to period. The amount of any actual realized gains or losses recognized will likely differ from our period to period estimates and will be a function of the actual price of the commodities on the settlement date of the derivative instrument. We expect that commodity prices will continue to fluctuate in the future and, as a result, our periodic financial results will continue to be subject to fluctuations related to our derivative instruments.

        Currently, all of our outstanding commodity derivative instruments are with certain lenders or affiliates of the lenders under our bank credit facilities, with the exception of one counterparty with whom we hold three basis swaps. As of July 31, 2009, our primary derivative counterparties included the following lenders and their affiliates: ABN Amro Bank N.V., BMO Capital Markets Financing, Inc. ("BMO"), BNP Paribas, Barclays Bank PLC ("Barclays"), Credit Suisse, Compass Bank, Deutsche Bank AG New York Branch ("Deutsche Bank"), Fortis Capital Corp. ("Fortis"), The Bank of Nova Scotia, Toronto Dominion (Texas) LLC and The Toronto-Dominion Bank (collectively, "Toronto

Dominion"), Bank of America, U.S. Bank National Association, and Wells Fargo Bank, N.A. ("Wells Fargo"). As of July 31, 2009, our derivative transactions with BMO, Credit Suisse, Fortis, The Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 85 Bcfe, or 91% of our 2009 hedged production, and 42 Bcfe, or 73% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our bank credit facilities.

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

        The risk that we will be required to write-down the carrying value of our oil and gas properties, our unproved properties, or goodwill increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. For example, oil and natural gas prices declined significantly during the second half of 2008. At December 31, 2008, the spot prices for oil and natural gas were $44.60 per barrel and $5.71 per MMBtu, respectively. Based on these prices, we recorded a non-cash ceiling test write-down of $2.4 billion for the three months and year ended December 31, 2008. At March 31, 2009, the spot prices for oil and natural gas were $49.66 per barrel and $3.63 per MMBtu, respectively. Based on these prices, we recorded an additional non-cash ceiling test write-down of $1.6 billion for the three months ended March 31, 2009. The write-downs are reflected as a charge to net earnings. At June 30, 2009, the spot prices for oil and natural gas were $69.89 per barrel and $3.89 per MMBtu, respectively. Based on these prices, a ceiling test write-down was not necessary. However, additional ceiling test write-downs of the full cost pools in the United States and Canada may be required if oil and natural gas prices decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

Our oil and gas operations are subject to various environmental and other governmental laws and regulations that materially affect our operations.

        Our oil and gas operations are subject to various U.S. federal, state, and local laws and regulations, Canadian federal, provincial, and local laws and regulations, and local and federal laws and regulations in Italy and South Africa. These laws and regulations may be changed in response to economic or political conditions. Matters subject to current governmental regulation and/or pending legislative or regulatory changes include the discharge or other release into the environment of wastes and other substances in connection with drilling and production activities (including fracture stimulation operations), bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments. Failure to comply with the laws and regulations in effect from time to time may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that could delay, limit, or prohibit certain of our operations. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies may restrict the rates of flow of oil and gas wells below actual production capacity. Further, a significant spill from one of our facilities could have a material adverse effect on our results of operations, competitive position, or financial condition. The laws in the United States, Canada, Italy, and South Africa regulate, among other things, the production, handling, storage, transportation, and disposal of oil and gas, by-products from oil and gas, and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. We may not be able to recover some or any of these costs from insurance.

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

        In addition, the U.S. House of Representatives has recently passed a bill—the "American Clean Energy and Security Act of 2009," also known as the "Waxman-Markey cap-and-trade legislation" or ACESA—to control and reduce the emission of GHGs in the United States through the grant of emission allowances which would gradually be decreased over time, and the Senate is considering similar legislation. Moreover, nearly half of the states, either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of GHGs. Also, the U.S. Supreme Court's holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an "air pollutant" under the federal Clean Air Act could result in future regulation of GHG emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of GHGs. In July 2008, the United States Environmental Protection Agency released an "Advance Notice of Proposed Rulemaking" regarding possible future regulation of GHG emissions under the Clean Air Act. Although the notice did not propose any specific, new regulatory requirements for GHGs, it indicates that federal regulation of GHG emissions could occur in the near future. While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas that we produce.

We may face liabilities related to the pending bankruptcy of Pacific Energy Resources, Ltd.

        In August 2007, we closed on the sale of our oil and gas assets in Alaska (the "Alaska Assets") to Pacific Energy Resources, Ltd. ("PERL"). In March 2009, PERL filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. PERL has been engaged in an effort to sell the Alaska Assets, but there is no assurance that a sale of the Alaska Assets will be consummated. PERL has asserted that, to the extent it is unable to sell all of the Alaska Assets, it will request that the bankruptcy court approve PERL's abandonment of its interests in the unsold assets. The remaining working interest owners in the Alaska Assets have objected to PERL's proposed abandonment and have asserted that there is no legal basis for the court to approve such an abandonment. Those working interest owners have also asserted that, in its role as the assignor to PERL, Forest would be liable for any contractual obligations that PERL ultimately does not satisfy, including obligations related to operating costs for the Alaska Assets and for costs associated with the final plugging and decommissioning of wells and production facilities included in the Alaska Assets. Forest disagrees with the working interest owners' assertion and, to the extent necessary, will vigorously oppose any efforts to hold Forest liable for PERL's unsatisfied obligations. We cannot predict, however, whether we would be successful in avoiding liabilities associated with PERL's unsatisfied obligations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the second quarter 2009. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
April 2009	—	$—	—	—
May 2009	1,882	19.97	—	—
June 2009	1,954	16.50	—	—

Second Quarter Total	3,836	$18.20	—	—

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 12, 2009, Forest held its Annual Meeting of Shareholders ("Annual Meeting") in Denver, Colorado. A total of 83,483,603 shares of common stock were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting consisted of three proposals set forth in Forest's Proxy Statement dated March 26, 2009. The three proposals submitted to a vote of shareholders are set forth below. The proposals were each adopted by the shareholders by the indicated margins.

        Proposal No. 1:    Election of two Class III directors.

	Shares Voted for	Shares Withheld
Dod A. Fraser	82,912,362	571,241
James D. Lightner	59,462,475	24,021,128

        In addition to the two Class III directors noted above, the other directors of Forest whose terms did not expire at the 2009 Annual Meeting include: Loren K. Carroll, H. Craig Clark, James H. Lee, and Patrick R. McDonald. William L. Britton's term expired at the 2009 Annual Meeting, however, he did not stand for re-election. Based on recommendations from the Nominating and Corporate Governance Committee, the Board nominated Dod A. Fraser, who was elected to serve as a Class I director at the 2007 annual meeting, to serve as a Class III director as a result of Mr. Britton's retirement. Forest's Bylaws allow the Board to establish the number of directors from time to time by resolution passed by a majority of the whole Board, provided that the number of directors shall not be less than six nor more than 15. Following the annual meeting, the Board reduced the size of the Board to six members.

        Proposal No. 2:    Approval of an additional 500,000 shares for issuance under the Forest Oil Corporation 1999 Employee Stock Purchase Plan and certain administrative changes.

Shares Voted for	Shares Against	Abstentions	Broker Non-Votes
73,418,894	496,391	87,700	9,480,618

        Proposal No. 3:    Ratification of the appointment of Ernst & Young LLP as Forest's independent registered public accountants for the year ended December 31, 2009.

Shares Voted for	Shares Against	Abstentions
83,387,169	69,310	27,124

Item 6.    EXHIBITS

  (a)
  Exhibits.

3.1		Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
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
10.1	**	Forest Oil Corporation 2009 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 11, 2009 (File No. 001-13515).
10.2	**
Forest Oil Corporation 1999 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Appendix A to Forest's Proxy Statement, Schedule 14A (File No. 001-13515) filed on March 26, 2009.
10.3	*	Form of Phantom Stock Unit Agreement (for Canadian employees) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
10.4
Underwriting Agreement, dated May 20, 2009, by and among Forest Oil Corporation, Deutsche Bank Securities, Inc. and Credit Suisse Securities (USA) LLC, incorporated by reference to Form 8-K for Forest Oil Corporation dated May 20, 2009 (File No. 001-13515).
31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	+	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2	+	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
101.INS	++	XBRL Instance Document.

101.SCH	++	XBRL Taxonomy Extension Schema Document.
101.CAL	++	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	++	XBRL Label Linkbase Document.
101.PRE	++	XBRL Presentation Linkbase Document.
101.DEF	++	XBRL Taxonomy Extension Definition.

*
Filed herewith.

**
Contract or compensatory plan or arrangement in which directors or officers participate.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION
(Registrant)
August 7, 2009
	By:	/s/ DAVID H. KEYTE
David H. Keyte
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND
Victor A. Wind
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Index

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
10.1	**	Forest Oil Corporation 2009 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 11, 2009 (File No. 001-13515).
10.2	**
Forest Oil Corporation 1999 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Appendix A to Forest's Proxy Statement, Schedule 14A (File No. 001-13515) filed on March 26, 2009.
10.3	*	Form of Phantom Stock Unit Agreement (for Canadian employees) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.
10.4
Underwriting Agreement, dated May 20, 2009, by and among Forest Oil Corporation, Deutsche Bank Securities, Inc. and Credit Suisse Securities (USA) LLC, incorporated by reference to Form 8-K for Forest Oil Corporation dated May 20, 2009 (File No. 001-13515).
31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	+	Certification of Chief Executive Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
32.2	+	Certification of Chief Financial Officer of Forest Oil Corporation, pursuant to 18 U.S.C. §1350.
101.INS	++	XBRL Instance Document.

Exhibit Number		Description
101.SCH	++	XBRL Taxonomy Extension Schema Document.
101.CAL	++	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	++	XBRL Label Linkbase Document.
101.PRE	++	XBRL Presentation Linkbase Document.
101.DEF	++	XBRL Taxonomy Extension Definition.

*
Filed herewith.

**
Contract or compensatory plan or arrangement in which directors or officers participate.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.