Form 10-Q
period 2009-09-30
FOREST OIL CORP
filed 2009-11-06
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
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

        As of October 30, 2009 there were 112,273,747 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,153	2,205
Accounts receivable	95,537	157,226
Derivative instruments	76,744	169,387
Other investments	—	2,327
Inventory	68,567	78,683
Other current assets	56,000	63,221

Total current assets	302,001	473,049
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,430,707 and $5,502,782	2,097,696	3,449,510
Unproved	843,243	964,027

Net oil and gas properties	2,940,939	4,413,537
Other property and equipment, net of accumulated depreciation and amortization of $51,149 and $37,260	117,022	99,627

Net property and equipment	3,057,961	4,513,164
Deferred income taxes	293,704	—
Goodwill	255,604	253,646
Derivative instruments	2,782	4,608
Other assets	47,383	38,331

	$3,959,435	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,785	424,941
Accrued interest	39,872	7,143
Derivative instruments	30,589	1,284
Deferred income taxes	12,404	54,583
Asset retirement obligations	3,456	5,852
Other current liabilities	22,943	27,608

Total current liabilities	303,049	521,411
Long-term debt	2,475,413	2,735,661
Asset retirement obligations	95,696	91,139
Derivative instruments	11,148	2,600
Deferred income taxes	—	185,587
Other liabilities	68,541	73,488

Total liabilities	2,953,847	3,609,886
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 112,279,389 and 97,039,751 shares issued and outstanding	11,228	9,704
Capital surplus	2,630,769	2,354,903
Accumulated deficit	(1,697,614)	(729,293)
Accumulated other comprehensive income	61,205	37,598

Total shareholders' equity	1,005,588	1,672,912

	$3,959,435	5,282,798

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales	$177,184	474,237	553,473	1,365,902
Interest and other	(42)	379	602	2,823

Total revenues	177,142	474,616	554,075	1,368,725
Costs, expenses, and other:
Lease operating expenses	34,938	44,912	114,205	120,890
Production and property taxes	10,873	23,482	34,359	67,681
Transportation and processing costs	5,352	4,874	15,918	14,440
General and administrative	17,316	18,046	49,050	57,166
Depreciation, depletion, and amortization	65,275	136,731	237,964	378,882
Accretion of asset retirement obligations	2,014	1,871	6,195	5,622
Ceiling test write-down of oil and gas properties	—	—	1,575,843	—
Interest expense	42,653	30,429	122,373	86,265
Realized and unrealized (gains) losses on derivative instruments, net	(5,665)	(449,340)	(112,212)	74,358
Gain on sale of assets	—	(21,063)	—	(21,063)
Other, net	(4,074)	21,725	(1,098)	32,779

Total costs, expenses, and other	168,682	(188,333)	2,042,597	817,020
Earnings (loss) before income taxes	8,460	662,949	(1,488,522)	551,705
Income tax:
Current	—	2,961	1,505	6,939
Deferred	(163,851)	230,981	(521,706)	188,509

Total income tax	(163,851)	233,942	(520,201)	195,448
Net earnings (loss)	$172,311	429,007	(968,321)	356,257

Basic earnings (loss) per common share	$1.53	4.77	(9.46)	3.99

Diluted earnings (loss) per common share	$1.53	4.71	(9.46)	3.94

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
	(In Thousands)
Balances at December 31, 2008	97,040	$9,704	2,354,903	(729,293)	37,598	1,672,912
Common stock issued, net of offering costs	14,375	1,438	254,779	—	—	256,217
Exercise of stock options	3	—	48	—	—	48
Employee stock purchase plan	106	11	1,237	—	—	1,248
Restricted stock issued, net of cancellations	762	76	(76)	—	—	—
Amortization of stock-based compensation	—	—	20,604	—	—	20,604
Restricted stock redeemed and other	(7)	(1)	(726)	—	—	(727)
Comprehensive loss:
Net loss	—	—	—	(968,321)	—	(968,321)
Unfunded postretirement benefits, net of tax	—	—	—	—	984	984
Foreign currency translation	—	—	—	—	22,623	22,623

Total comprehensive loss						(944,714)

Balances at September 30, 2009	112,279	$11,228	2,630,769	(1,697,614)	61,205	1,005,588

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Operating activities:
Net earnings (loss)	$(968,321)	356,257
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	237,964	378,882
Accretion of asset retirement obligations	6,195	5,622
Deferred income tax	(521,706)	188,509
Stock-based compensation expense	12,948	14,093
Unrealized losses (gains) on derivative instruments, net	132,216	(36,329)
Ceiling test write-down of oil and gas properties	1,575,843	—
Unrealized foreign currency exchange (gains) losses, net	(15,609)	6,771
Unrealized losses on other investments, net	2,327	22,066
Gain on sale of assets	—	(21,063)
Other, net	4,201	(2,837)
Changes in operating assets and liabilities:
Accounts receivable	66,143	(1,234)
Other current assets	20,622	(50,275)
Accounts payable and accrued liabilities	(106,567)	605
Accrued interest and other current liabilities	27,317	21,383

Net cash provided by operating activities	473,573	882,450
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(512,266)	(1,903,413)
Other fixed assets	(30,185)	(50,928)
Proceeds from sales of assets	145,691	99,416
Other, net	—	13,898

Net cash used by investing activities	(396,760)	(1,841,027)
Financing activities:
Proceeds from bank borrowings	706,551	2,609,133
Repayments of bank borrowings	(1,556,174)	(1,674,884)
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—
Issuance of 7 1/4% senior notes, net of issuance costs	—	247,188
Redemption of 8% senior notes	—	(265,000)
Repurchases of 7% senior subordinated notes	(970)	(4,710)
Proceeds from common stock offering, net of offering costs	256,217	—
Proceeds from the exercise of options and from employee stock purchase plan	1,296	17,475
Change in bank overdrafts	(36,303)	26,093
Other, net	(3,665)	(5,804)

Net cash (used) provided by financing activities	(73,281)	949,491
Effect of exchange rate changes on cash	(584)	(103)

Net increase (decrease) in cash and cash equivalents	2,948	(9,189)
Cash and cash equivalents at beginning of period	2,205	9,685

Cash and cash equivalents at end of period	$5,153	496

Cash paid during the period for:
Interest	$92,711	74,802
Income taxes	3,783	6,957

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, which are of a normal recurring nature, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors. Management has evaluated events and transactions occurring after the balance sheet date through November 6, 2009, the date that the financial statements were issued.

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

        The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In June 2008, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, Forest adopted this guidance as of January 1, 2009. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of this guidance.

        Restricted stock issued under Forest's stock incentive plans has the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Therefore, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities and earnings must now be allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities, consequently, the adoption of this guidance will have no impact on Forest's basic earnings per share for those periods. In periods of net earnings, however, both basic and diluted earnings per share calculated under the two-class method will likely be lower than they would have been prior to the adoption of this guidance.

        Stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares were not included in the calculation of diluted loss per share for the nine months ended September 30, 2009 as their inclusion would have an antidilutive effect. Unvested restricted stock grants and unvested participating phantom stock units were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended September 30, 2009 as their inclusion would have an antidilutive effect.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$172,311	429,007	(968,321)	356,257
Net earnings attributable to participating securities	(3,384)	(9,027)	—	(6,392)

Net earnings (loss) attributable to common stock for basic earnings per share	168,927	419,980	(968,321)	349,865
Adjustment for liability-classified stock-based compensation awards	(21)	(519)	—	195
Adjustment to net earnings attributable to participating securities	—	11	—	(3)

Net earnings (loss) for diluted earnings per share	$168,906	419,472	(968,321)	350,057

Weighted average common shares outstanding during the period	110,054	87,987	102,366	87,667
Dilutive effects of potential common shares	168	1,058	—	1,155

Weighted average common shares outstanding, including the effects of dilutive potential common shares	110,222	89,045	102,366	88,822

Basic earnings (loss) per common share	$1.53	4.77	(9.46)	3.99

Diluted earnings (loss) per common share	$1.53	4.71	(9.46)	3.94

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are foreign currency gains and losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Net earnings (loss)	$172,311	429,007	(968,321)	356,257
Other comprehensive income (loss):
Foreign currency translation gains (losses)	18,591	(18,663)	22,623	(30,645)
Unfunded postretirement benefits, net of tax	316	(7)	984	(7)

Total comprehensive earnings (loss)	$191,218	410,337	(944,714)	325,605

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2009 and 2008, and the remaining unamortized amounts and the weighted average amortization period remaining as of September 30, 2009.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended September 30, 2009:
Total stock-based compensation costs	$196	6,938	972	8,106
Less: stock-based compensation costs capitalized	(70)	(2,664)	(470)	(3,204)

Stock-based compensation costs expensed	$126	4,274	502	4,902

Nine months ended September 30, 2009:
Total stock-based compensation costs	$533	19,586	1,273	21,392
Less: stock-based compensation costs capitalized	(222)	(7,751)	(623)	(8,596)

Stock-based compensation costs expensed	$311	11,835	650	12,796

Unamortized stock-based compensation costs as of September 30, 2009	$1,611	40,268	6,109 (2)	47,988
Weighted average amortization period remaining	1.3 years	1.7 years	2.4 years	1.8 years
Three months ended September 30, 2008:
Total stock-based compensation costs	$745	7,237	(1,030)	6,952
Less: stock-based compensation costs capitalized	(292)	(2,636)	658	(2,270)

Stock-based compensation costs expensed	$453	4,601	(372)	4,682

Nine months ended September 30, 2008:
Total stock-based compensation costs	$2,274	17,429	2,788	22,491
Less: stock-based compensation costs capitalized	(940)	(6,172)	(1,683)	(8,795)

Stock-based compensation costs expensed	$1,334	11,257	1,105	13,696

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.5 million of compensation cost was recognized for the three and nine months ended September 30, 2009, respectively, and $.1 million and $.4 million of compensation cost was recognized for the three and nine months ended September 30, 2008, respectively.

(2)
Based on the closing price of the Company's common stock on September 30, 2009.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Shares Exercisable
Outstanding at January 1, 2009	2,097,267	$21.13	$376	1,898,316
Granted	—	—
Exercised	(3,344)	$14.56	7
Cancelled	(102,782)	$23.14

Outstanding at September 30, 2009	1,991,141	$21.03	3,602	1,890,034

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the nine months ended September 30, 2009.

	Restricted Stock		Phantom Stock Units(1)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	1,490,795	$52.31	163,954	$51.10
Awarded	802,918	18.11	322,403	17.96
Vested	(51,445)	48.27	(7,429)	42.82
Forfeited	(40,685)	48.17	(18,459)	46.13

Unvested at September 30, 2009	2,201,583	40.01	460,469	28.23

(1)
Of the unvested units of phantom stock at September 30, 2009, 224,500 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 235,969 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT

        The components of debt are as follows:

	September 30, 2009				December 31, 2008
	Principal	Unamortized Premium (Discount)	Other(3)	Total	Principal	Unamortized Premium (Discount)	Other(3)	Total
	(In Thousands)
U.S. Credit Facility	$318,000	—	—	318,000	1,190,000	—	—	1,190,000
Canadian Credit Facility	135,430	—	—	135,430	94,415	—	—	94,415
8% Senior Notes due 2011	285,000	2,906	1,849	289,755	285,000	3,875	2,475	291,350
7% Senior Subordinated Notes due 2013(1)	112	(2)	—	110	1,112	(25)	—	1,087
8 1/2% Senior Notes due 2014(2)	600,000	(25,497)	—	574,503	—	—	—	—
7 3/4% Senior Notes due 2014	150,000	(1,094)	8,161	157,067	150,000	(1,273)	9,492	158,219
7 1/4% Senior Notes due 2019	1,000,000	548	—	1,000,548	1,000,000	590	—	1,000,590

Total debt	$2,488,542	(23,139)	10,010	2,475,413	2,720,527	3,167	11,967	2,735,661

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

Bank Credit Facilities

        Forest's combined credit facilities consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As a result of issuing $600 million of 8 1/2% senior notes due 2014 in February 2009, Forest's borrowing base was lowered from $1.8 billion to $1.62 billion effective February 17, 2009. As a result of the adjustment to the Global Borrowing Base, Forest reallocated amounts under the U.S. Facility and Canadian Facility and currently has allocated $1.47 billion to the U.S. Facility and $150 million to the Canadian Facility. In October 2009, Forest's bank group reaffirmed Forest's $1.62 billion Global Borrowing Base. The next redetermination of the borrowing base is expected to occur in the second quarter of 2010.

        At September 30, 2009, there were outstanding borrowings of $318.0 million under the U.S. Facility at a weighted average interest rate of 1.31%, and there were outstanding borrowings of $135.4 million under the Canadian Facility at a weighted average interest rate of 1.96%. The Company also had used the Credit Facilities for $8.0 million in letters of credit, leaving availability under the Credit Facilities of $1.2 billion at September 30, 2009. Effective as of March 16, 2009, the Company

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

entered into an amendment to its Credit Facilities that amended certain definitions and covenants of the credit agreements, including the total debt outstanding-to-EBITDA ratio.

8 1/2% Senior Notes Due 2014

        On February 17, 2009, Forest issued $600 million in principal amount of 8 1/2% senior notes due 2014 (the "8 1/2% Notes") at 95.15% of par for net proceeds of $559.8 million, after deducting initial purchaser discounts. Proceeds from the 8 1/2% Notes were used to pay down outstanding balances on the Company's U.S. Facility. The 8 1/2% Notes are jointly and severally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest, on an unsecured basis. Interest is payable on February 15 and August 15 of each year. The 8 1/2% Notes will mature on February 15, 2014. Forest may redeem up to 35% of the 8 1/2% Notes at any time prior to February 15, 2012, on one or more occasions, with the proceeds from certain equity offerings at a redemption price equal to 108.5% of the principal amount, plus accrued but unpaid interest.

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

(5) SHAREHOLDERS' EQUITY

        In May 2009, the Company issued 14,375,000 shares of common stock at a price of $18.25 per share. Net proceeds from this offering were $256.2 million after deducting underwriting discounts and commissions and offering expenses. Forest used the net proceeds from the offering to repay a portion of the outstanding borrowings under its U.S. credit facility.

(6) OIL AND GAS PROPERTIES

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2009 and 2008, Forest capitalized $11.4 million and $11.8 million of general and administrative costs (including stock-based compensation), respectively. During the nine months ended September 30, 2009 and 2008, Forest capitalized $33.5 million and $38.7 million of general and

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) OIL AND GAS PROPERTIES (Continued)

administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended September 30, 2009 and 2008, the Company capitalized $2.5 million and $4.0 million, respectively, of interest costs attributed to unproved properties. During the nine months ended September 30, 2009 and 2008, the Company capitalized $9.3 million and $14.6 million, respectively, of interest costs attributed to unproved properties.

        Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves.

        Investments in unproved properties are not depleted pending determination of the existence of proved reserves; however, unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

        Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, in the first quarter of 2009, the Company recorded a non-cash ceiling test write-down of oil and gas property costs of $1.377 billion in its United States cost center and $199.0 million in its Canada cost center. Accordingly, the accompanying condensed consolidated financial statements reflect a total non-cash ceiling test write-down of oil and gas properties of $1.576 billion for the nine months ended September 30, 2009.

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

        The following table summarizes the activity for Forest's asset retirement obligations for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Asset retirement obligations at beginning of period	$96,991	90,505
Accretion expense	6,195	5,622
Liabilities incurred	4,676	8,455
Liabilities settled	(2,474)	(3,152)
Disposition of properties	(5,283)	(3,692)
Liabilities assumed	—	2,747
Revisions of estimated liabilities	(2,494)	737
Impact of foreign currency exchange rate	1,541	(1,106)

Asset retirement obligations at end of period	99,152	100,116
Less: current asset retirement obligations	(3,456)	(4,204)

Long-term asset retirement obligations	$95,696	95,912

(8) FAIR VALUE MEASUREMENTS

        In September 2006, the FASB issued authoritative guidance that clarified the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. The Company adopted the provisions of this guidance as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company has also adopted this guidance as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of January 1, 2009. The adoption of this guidance did not materially impact the Company's financial position, results of operations, or cash flow.

        The authoritative guidance established a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company uses the income approach to value financial instruments under the Level 2 and Level 3 hierarchies.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

        The Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are set forth in the table below.

Description	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)	Total
	(In Thousands)
Assets:
Derivative instruments(1)	$79,526	—	79,526
Equity securities(2)	—	—	—
Debt securities(2)	—	—	—
Liabilities:
Derivative instruments(1)	41,737	—	41,737

(1)
The Company's derivative assets and liabilities include oil and gas commodity swaps and collars as well as interest rate swaps and swaptions (see Note 9). The Company utilized present value techniques for valuing its swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable, either directly or indirectly; therefore, the Company's derivative instruments are included within the Level 2 fair value hierarchy.

(2)
The Company's equity and debt securities are comprised of a zero coupon senior subordinated note due from Pacific Energy Resources, Ltd. ("PERL") in 2014 at a principal amount at stated maturity of $60.8 million (the "PERL Note") and 10 million shares of PERL common stock (the "PERL Shares"), both received as consideration for the sale of the Company's Alaska assets in 2007. The PERL Shares and Note, each presently valued at zero, are included within the Level 3 fair value hierarchy. The Company used its own assumptions about the assumptions that market participants would use regarding future cash flows and risk-adjusted discount rates in valuing the PERL Shares and Note. In March 2009, PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. PERL has indicated that the value of its assets is less than the amount of its senior unsubordinated debt.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
	Equity Securities	Debt Securities	Debt Securities	Equity Securities	Debt Securities	Debt Securities
	(In Thousands)
Balance at beginning of period	$—	—	16,742	—	1,670	15,023
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	(6,199)	(657)	(1,670)	(4,480)
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances, and settlements (net)	—	—	—	—	—	—
Transfers in and/or out of Level 3(1)	—	—	—	657	—	—

Balance at end of period	$—	—	10,543	—	—	10,543

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$—	—	(6,199)	(657)	(1,670)	(6,154)

(1)
The Company's investment in PERL common stock was previously valued within the Level 1 fair value hierarchy until March 2009 when PERL's common stock was suspended from trading for failure to meet the continued stock exchange listing requirements. As a result, the Company's investment in PERL common stock, presently valued at zero, is now included within the Level 3 fair value hierarchy as there is no longer an active market for this investment.

        Gains and losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) FAIR VALUE MEASUREMENTS (Continued)

and nine months ended September 30, 2009 and 2008 are reported in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
	Equity Securities	Debt Securities	Debt Securities	Equity Securities	Debt Securities	Debt Securities
	Other, net	Other, net	Other, net	Other, net	Other, net	Other, net	Interest and other(1)
	(In Thousands)
Total losses or (gains) included in earnings for the period	$—	—	6,199	657	1,670	6,154	(1,674)

Change in unrealized losses or (gains) relating to assets still held at end of period	$—	—	6,199	657	1,670	6,154	—

(1)
Represents imputed interest income on the PERL Note.

        The fair values and carrying amounts of the Company's financial instruments are summarized below as of the dates indicated.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$5,153	5,153	2,205	2,205
Other investments	—	—	2,327	2,327
Derivative instruments	79,526	79,526	173,995	173,995
Liabilities:
Derivative instruments	41,737	41,737	3,884	3,884
Credit facilities	453,430	453,430	1,284,415	1,284,415
8% senior notes due 2011	289,755	289,275	291,350	256,500
7% senior subordinated notes due 2013	110	112	1,087	912
8 1/2% senior notes due 2014	574,503	612,000	—	—
7 3/4% senior notes due 2014	157,067	148,500	158,219	123,000
7 1/4% senior notes due 2019	1,000,548	940,000	1,000,590	780,000

(1)
The Company used various assumptions and methods in estimating the fair values of its financial instruments. The carrying amount of cash and cash equivalents approximated fair value due to the short original maturities (three months or less) and high liquidity of the cash equivalents. The carrying amount of the Credit Facilities approximated fair value since borrowings bear interest at variable rates. The fair values of the senior notes and senior subordinated notes were estimated based on quoted market prices, if available, or quoted market prices of comparable instruments. The fair values of the derivative instruments and other investments are discussed above. See also Note 9 to the Condensed Consolidated Financial Statements for more information on the derivative instruments.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS

Commodity Derivatives

        Forest periodically enters into derivative instruments such as swap, basis swap, and collar agreements as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow and to manage the exposure to commodity price risk. Forest's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, the Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations.

        In March 2008, the FASB issued authoritative guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Forest has adopted this guidance as of January 1, 2009.

        The table below sets forth Forest's outstanding commodity swaps and collars as of September 30, 2009.

	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu Per Day		Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
October 2009	210	(1)	$7.33	4,500	$69.01
November 2009 - December 2009	160	(1)	8.24	4,500	69.01
Calendar 2010	160		6.34	2,500	75.27
Costless Collars:
October 2009 - December 2009	40		$7.31/9.76(2)	—	$—
Calendar 2010	—		—	1,000	60.00/97.00(2)

(1)
10 Bbtu per day is subject to a $6.00 written put.

(2)
Represents weighted average hedged floor and ceiling price per unit.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

        Subsequent to September 30, 2009, through October 31, 2009, Forest entered into additional commodity swaps and collars as set forth in the table below.

	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Hedged Price per Bbl
Swaps:
November 2009 - December 2009	50	$5.43	—	$—
Calendar 2010	—	—	500	80.00
Costless Collars:
Calendar 2010	—	—	1,000	60.00/100.00(1)

(1)
Represents hedged floor and ceiling price per Bbl.

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of September 30, 2009.

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
October 2009 - December 2009	AECO	25	$(.65)
October 2009 - December 2009	Centerpoint	30	(.95)
October 2009 - December 2009	Houston Ship Channel	50	(.33)
October 2009 - December 2009	Mid Continent	60	(1.04)
October 2009 - December 2009	NGPL TXOK	40	(.53)
Calendar 2010	Centerpoint	30	(.95)
Calendar 2010	Houston Ship Channel	50	(.29)
Calendar 2010	Mid Continent	60	(1.04)
Calendar 2010	NGPL TXOK	40	(.44)

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within its debt portfolio. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of September 30, 2009.

Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
October 2009 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

        Subsequent to September 30, 2009, through October 31, 2009, Forest entered into an additional interest rate swap as set forth in the table below.

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
October 2009 - May 2014	$100,000	3 month LIBOR + 5.00%	7.75%

        In addition to the interest rate swaps, during the nine months ended September 30, 2009, Forest entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with Forest in exchange for a premium paid to Forest. The premiums received on these swaptions are amortized as realized gains on derivatives over the term of the related swaption. Forest entered into these interest rate swaptions because its targeted floating interest rates were not attainable at that time in the interest rate swap market yet premiums were available from counterparties for the option to swap Forest's 8.5% fixed rate for the floating rates it had targeted. The table below sets forth Forest's outstanding interest rate swaption as of September 30, 2009.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
Jul 2009 - Oct 2009	Oct 2009 - Feb 2014	$745	$100,000	1 month LIBOR + 5.60%	8.50%

        Subsequent to September 30, 2009, the swaption above expired unexercised and, through October 31, 2009, Forest entered into an additional interest rate swaption as set forth in the table below.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
Oct 2009 - Jan 2010	Jan 2010 - Feb 2014	$550	$100,000	1 month LIBOR + 5.73%	8.50%

Fair Value and Gains and Losses

        The table below summarizes the location and fair value amounts of Forest's derivative instruments reported in the Condensed Consolidated Balance Sheets as of the dates indicated. These derivative instruments are not designated as hedging instruments for accounting purposes. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

instruments with the same counterparty under its master netting arrangements. See Note 8 to the Condensed Consolidated Financial Statements for more information on Forest's derivative instruments.

	September 30, 2009	December 31, 2008
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$75,961	169,387
Derivative instruments	328	4,608
Interest rate derivatives:
Current assets: derivative instruments	783	—
Derivative instruments	2,454	—

Total assets	79,526	173,995
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	30,504	1,284
Derivative instruments	11,148	2,600
Interest rate derivatives:
Current liabilities: derivative instruments	85	—

Total liabilities	41,737	3,884

Net derivative fair value	$37,789	170,111

        The table below summarizes the location and amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes, as such the gains and losses are included in "Costs, expenses, and other" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Commodity derivatives:
Realized (gains) losses	$(81,395)	48,842	(237,503)	109,798
Unrealized losses (gains)	87,857	(498,182)	135,472	(31,608)
Interest rate derivatives:
Realized (gains) losses	(3,508)	—	(6,925)	889
Unrealized gains	(8,619)	—	(3,256)	(4,721)

Realized and unrealized (gains) losses on derivative instruments, net	$(5,665)	(449,340)	(112,212)	74,358

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) DERIVATIVE INSTRUMENTS (Continued)

Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to us, the fair value of which was $65.1 million at September 30, 2009. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At September 30, 2009, Forest owed a net derivative liability to five counterparties, the fair value of which was $27.3 million.

(10) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Federal income tax at 35% of earnings (loss) before income taxes	$2,961	232,032	(520,983)	193,097
Change in valuation allowance for deferred tax assets	(163,858)	—	(701)	—
State income taxes, net of federal income tax benefits	(538)	8,363	(15,195)	6,075
Effect of differing tax rates in Canada	(374)	(1,250)	11,501	(4,349)
Effect of federal, state, and foreign tax on permanent items	(848)	1,138	1,295	966
Adjustments for statutory rate reductions and other	(1,194)	(6,341)	3,882	(341)

Total income tax	$(163,851)	233,942	(520,201)	195,448

        In assessing the need for a valuation allowance on the Company's deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, Forest had a valuation allowance of $3.1 million against its deferred tax assets as of September 30, 2009. Forest's evaluation of the amount of the deferred tax asset considered more likely than not to be realizable will likely change in future periods as estimates of Forest's future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of "Other, net" within "Costs, expenses, and other" of the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(9,723)	4,456	(15,609)	6,771
Unrealized losses on other investments, net	—	14,699	2,327	22,066
Rig stacking costs	4,027	—	6,679	—
Other	1,622	2,570	5,505	3,942

	$(4,074)	21,725	(1,098)	32,779

(12) GEOGRAPHICAL SEGMENTS

        At September 30, 2009, Forest conducted operations in one industry segment, oil and gas exploration and production, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Operations
	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$151,239	25,945	—	177,184	471,787	81,686	—	553,473
Costs and expenses:
Lease operating expenses	28,334	6,604	—	34,938	93,202	21,003	—	114,205
Production and property taxes	9,969	904	—	10,873	31,887	2,472	—	34,359
Transportation and processing costs	3,334	2,018	—	5,352	9,719	6,199	—	15,918
Depletion	48,050	14,067	—	62,117	186,592	42,758	—	229,350
Ceiling test write-down of oil and gas properties	—	—	—	—	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,737	253	24	2,014	5,397	727	71	6,195

Segment earnings (loss)	$59,815	2,099	(24)	61,890	(1,231,832)	(190,494)	(71)	(1,422,397)

Capital expenditures(1)	$69,207	13,775	3,366	86,348	379,765	46,567	5,603	431,935

Goodwill(2)	$239,420	16,184	—	255,604	239,420	16,184	—	255,604

(1)
Includes estimated discounted asset retirement obligations of $3.8 million and $2.2 million recorded during the three and nine months ended September 30, 2009, respectively.

(2)
As of September 30, 2009.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings (loss) to consolidated earnings (loss) before income taxes is as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In Thousands)
Segment earnings (loss)	$61,890	(1,422,397)
Interest and other income	(42)	602
General and administrative expense	(17,316)	(49,050)
Administrative asset depreciation	(3,158)	(8,614)
Interest expense	(42,653)	(122,373)
Realized and unrealized gains on derivative instruments, net	5,665	112,212
Other, net	4,074	1,098

Earnings (loss) before income taxes	$8,460	(1,488,522)

	Oil and Gas Operations
	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$406,484	67,753	—	474,237	1,155,818	210,084	—	1,365,902
Costs and expenses:
Lease operating expenses	35,488	9,424	—	44,912	93,534	27,356	—	120,890
Production and property taxes	22,524	958	—	23,482	64,995	2,686	—	67,681
Transportation and processing costs	2,545	2,329	—	4,874	7,240	7,200	—	14,440
Depletion	112,233	22,249	—	134,482	305,660	67,204	—	372,864
Accretion of asset retirement obligations	1,579	271	21	1,871	4,678	882	62	5,622

Segment earnings (loss)	$232,115	32,522	(21)	264,616	679,711	104,756	(62)	784,405

Capital expenditures(1)	$1,411,927	55,758	1,483	1,469,168	2,175,261	158,473	4,057	2,337,791

Goodwill(2)	$248,805	16,283	—	265,088	248,805	16,283	—	265,088

(1)
Includes estimated discounted asset retirement obligations of $6.4 million and $11.9 million recorded during the three and nine months ended September 30, 2008, respectively.

(2)
As of September 30, 2008.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In Thousands)
Segment earnings	$264,616	784,405
Interest and other income	379	2,823
General and administrative expense	(18,046)	(57,166)
Administrative asset depreciation	(2,249)	(6,018)
Interest expense	(30,429)	(86,265)
Realized and unrealized gains (losses) on derivative instruments, net	449,340	(74,358)
Gain on sale of assets	21,063	21,063
Other, net	(21,725)	(32,779)

Earnings before income taxes	$662,949	551,705

        The following tables set forth information regarding the Company's total assets by segment and long-lived assets by geographic area. Long-lived assets include net property and equipment and goodwill.

	Total Assets
	September 30, 2009	December 31, 2008
	(In Thousands)
United States	$3,287,971	4,476,489
Canada	585,781	726,895
International	85,683	79,414

Total assets	$3,959,435	5,282,798

	Long-Lived Assets
	September 30, 2009	December 31, 2008
	(In Thousands)
United States	$2,681,145	3,998,129
Canada	549,647	691,009
International	82,773	77,672

Total long-lived assets	$3,313,565	4,766,810

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, 7 3/4% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2009					December 31, 2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$655	86	4,412	—	5,153	1,226	74	905	—	2,205
Accounts receivable	56,798	15,697	23,364	(322)	95,537	106,941	22,003	28,584	(302)	157,226
Other current assets	190,159	837	10,315	—	201,311	304,424	471	8,723	—	313,618

Total current assets	247,612	16,620	38,091	(322)	302,001	412,591	22,548	38,212	(302)	473,049
Property and equipment, at cost	7,564,021	1,276,811	1,698,985	—	10,539,817	7,327,978	1,259,337	1,465,891	—	10,053,206
Less accumulated depreciation, depletion, and amortization	5,460,555	983,828	1,037,473	—	7,481,856	4,145,061	727,858	667,123	—	5,540,042

Net property and equipment	2,103,466	292,983	661,512	—	3,057,961	3,182,917	531,479	798,768	—	4,513,164
Investment in subsidiaries	258,119	—	—	(258,119)	—	577,405	—	—	(577,405)	—
Note receivable from subsidiary	93,052	—	—	(93,052)	—	93,052	—	—	(93,052)	—
Deferred income taxes	342,390	—	—	(48,686)	293,704	—	—	—	—	—
Goodwill	216,460	22,960	16,184	—	255,604	216,460	22,960	14,226	—	253,646
Due from (to) parent and subsidiaries	460,375	127,666	(588,041)	—	—	391,074	141,656	(532,730)	—	—
Other assets	47,679	6	2,480	—	50,165	40,607	5	2,327	—	42,939

	$3,769,153	460,235	130,226	(400,179)	3,959,435	4,914,106	718,648	320,803	(670,759)	5,282,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$162,107	7,492	24,508	(322)	193,785	338,754	27,631	58,858	(302)	424,941
Other current liabilities	101,346	975	6,943	—	109,264	88,064	1,165	7,241	—	96,470

Total current liabilities	263,453	8,467	31,451	(322)	303,049	426,818	28,796	66,099	(302)	521,411
Long-term debt	2,339,983	—	135,430	—	2,475,413	2,641,246	—	94,415	—	2,735,661
Note payable to parent	—	—	93,052	(93,052)	—	—	—	93,052	(93,052)	—
Other liabilities	137,953	2,851	34,581	—	175,385	128,017	3,397	35,813	—	167,227
Deferred income taxes	22,176	(1,932)	28,442	(48,686)	—	45,113	61,383	79,091	—	185,587

Total liabilities	2,763,565	9,386	322,956	(142,060)	2,953,847	3,241,194	93,576	368,470	(93,354)	3,609,886
Shareholders' equity	1,005,588	450,849	(192,730)	(258,119)	1,005,588	1,672,912	625,072	(47,667)	(577,405)	1,672,912

	$3,769,153	460,235	130,226	(400,179)	3,959,435	4,914,106	718,648	320,803	(670,759)	5,282,798

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2009					2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and gas sales	$121,119	29,664	26,401	—	177,184	321,716	31,275	121,246	—	474,237
Interest and other	3,130	—	(117)	(3,055)	(42)	5,042	18	138	(4,819)	379
Equity earnings in subsidiaries	35,072	—	—	(35,072)	—	135,279	—	—	(135,279)	—

Total revenues	159,321	29,664	26,284	(38,127)	177,142	462,037	31,293	121,384	(140,098)	474,616
Costs, expenses, and other:
Lease operating expenses	23,488	4,654	6,734	62	34,938	28,832	4,671	11,319	90	44,912
Other direct operating costs	12,423	1,395	2,407	—	16,225	22,876	2,262	3,218	—	28,356
General and administrative	14,838	586	1,892	—	17,316	15,977	45	2,024	—	18,046
Depreciation, depletion, and amortization	42,165	8,933	14,856	(679)	65,275	91,095	6,445	39,197	(6)	136,731
Interest expense	39,059	2,261	4,388	(3,055)	42,653	26,868	—	8,380	(4,819)	30,429
Realized and unrealized (gains) losses on derivative instruments, net	(7,754)	2,076	13	—	(5,665)	(326,255)	(78,316)	(44,769)	—	(449,340)
Gain on sale of assets	—	—	—	—	—	—	—	(21,063)	—	(21,063)
Other, net	4,556	181	(6,928)	131	(2,060)	18,104	62	5,860	(430)	23,596

Total costs, expenses, and other	128,775	20,086	23,362	(3,541)	168,682	(122,503)	(64,831)	4,166	(5,165)	(188,333)

Earnings (loss) before income taxes	30,546	9,578	2,922	(34,586)	8,460	584,540	96,124	117,218	(134,933)	662,949
Income tax	(141,765)	(19,733)	(2,353)	—	(163,851)	155,533	34,915	43,494	—	233,942

Net earnings (loss)	$172,311	29,311	5,275	(34,586)	172,311	429,007	61,209	73,724	(134,933)	429,007

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Nine Months Ended September 30,
	2009					2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and gas sales	$376,896	93,341	83,236	—	553,473	926,683	90,819	348,400	—	1,365,902
Interest and other	9,948	91	(152)	(9,285)	602	15,222	389	346	(13,134)	2,823
Equity earnings in subsidiaries	(259,225)	—	—	259,225	—	159,797	—	—	(159,797)	—

Total revenues	127,619	93,432	83,084	249,940	554,075	1,101,702	91,208	348,746	(172,931)	1,368,725
Costs, expenses, and other:
Lease operating expenses	77,178	15,392	21,504	131	114,205	77,642	10,724	32,390	134	120,890
Other direct operating costs	38,338	4,869	7,070	—	50,277	61,762	6,431	13,928	—	82,121
General and administrative	41,311	1,913	5,826	—	49,050	48,901	72	8,193	—	57,166
Depreciation, depletion, and amortization	159,928	37,404	45,283	(4,651)	237,964	250,996	17,917	109,980	(11)	378,882
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	—	1,575,843	—	—	—	—	—
Interest expense	110,338	7,082	14,238	(9,285)	122,373	75,237	—	24,162	(13,134)	86,265
Realized and unrealized (gains) losses on derivative instruments, net	(94,946)	(17,003)	(263)	—	(112,212)	89,466	35	(15,143)	—	74,358
Gain on sale of assets	—	—	—	—	—	—	—	(21,063)	—	(21,063)
Other, net	10,498	322	(7,035)	1,312	5,097	30,413	488	8,115	(615)	38,401

Total costs, expenses, and other	1,498,422	268,546	288,122	(12,493)	2,042,597	634,417	35,667	160,562	(13,626)	817,020

Earnings (loss) before income taxes	(1,370,803)	(175,114)	(205,038)	262,433	(1,488,522)	467,285	55,541	188,184	(159,305)	551,705
Income tax	(402,482)	(63,339)	(54,380)	—	(520,201)	111,028	20,139	64,281	—	195,448

Net earnings (loss)	$(968,321)	(111,775)	(150,658)	262,433	(968,321)	356,257	35,402	123,903	(159,305)	356,257

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2009				2008
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(709,096)	(111,775)	(147,450)	(968,321)	196,460	35,402	124,395	356,257
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	155,823	37,404	44,737	237,964	250,996	17,917	109,969	378,882
Unrealized losses (gains) on derivative instruments, net	109,290	22,575	351	132,216	10,590	(19,011)	(27,908)	(36,329)
Deferred income tax	(403,987)	(63,339)	(54,380)	(521,706)	108,601	20,139	59,769	188,509
Ceiling test write-down of oil and gas properties	1,155,777	218,567	201,499	1,575,843	—	—	—	—
Other, net	25,760	250	(15,948)	10,062	36,621	126	(12,095)	24,652
Changes in operating assets and liabilities:
Accounts receivable	50,143	6,306	9,694	66,143	2,588	(2,719)	(1,103)	(1,234)
Other current assets	21,688	(366)	(700)	20,622	(46,919)	129	(3,485)	(50,275)
Accounts payable and accrued liabilities	(76,611)	(6,952)	(23,004)	(106,567)	(835)	495	945	605
Accrued interest and other current liabilities	29,431	(402)	(1,712)	27,317	16,484	(183)	5,082	21,383

Net cash provided by operating activities	358,218	102,268	13,087	473,573	574,586	52,295	255,569	882,450
Investing activities:
Capital expenditures for property and equipment	(385,045)	(85,492)	(71,914)	(542,451)	(1,533,130)	(94,332)	(326,879)	(1,954,341)
Proceeds from sales of assets	81,636	57,588	6,467	145,691	75,151	—	24,265	99,416
Other, net	—	—	—	—	13,902	(4)	—	13,898

Net cash used by investing activities	(303,409)	(27,904)	(65,447)	(396,760)	(1,444,077)	(94,336)	(302,614)	(1,841,027)
Financing activities:
Proceeds from bank borrowings	605,000	—	101,551	706,551	2,344,000	—	265,133	2,609,133
Repayments of bank borrowings	(1,477,000)	—	(79,174)	(1,556,174)	(1,369,000)	—	(305,884)	(1,674,884)
Issuance of 8 1/2% senior notes, net of issuance costs	559,767	—	—	559,767	—	—	—	—
Issuance of 7 1/4% senior notes, net of issuance costs	—	—	—	—	247,188	—	—	247,188
Redemption of 8% senior notes	—	—	—	—	(265,000)	—	—	(265,000)
Repurchases of 7% senior subordinated notes	(970)	—	—	(970)	(4,710)	—	—	(4,710)
Proceeds from common stock offering, net of offering costs	256,217	—	—	256,217	—	—	—	—
Net activity in investments from subsidiaries	35,879	(71,033)	35,154	—	(114,600)	41,313	73,287	—
Other, net	(34,273)	(3,319)	(1,080)	(38,672)	30,610	400	6,754	37,764

Net cash (used) provided by financing activities	(55,380)	(74,352)	56,451	(73,281)	868,488	41,713	39,290	949,491
Effect of exchange rate changes on cash	—	—	(584)	(584)	—	—	(103)	(103)

Net (decrease) increase in cash and cash equivalents	(571)	12	3,507	2,948	(1,003)	(328)	(7,858)	(9,189)
Cash and cash equivalents at beginning of period	1,226	74	905	2,205	1,189	386	8,110	9,685

Cash and cash equivalents at end of period	$655	86	4,412	5,153	186	58	252	496

(14) RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued authoritative guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. This guidance states that disclosures concerning plan assets should provide users of financial statements with an understanding of:

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(14) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

investment policies and strategies; categories of plan assets; fair value measurements of plan assets; and significant concentrations of risk. The disclosures required by this guidance shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's plan asset disclosures.

        In December 2008, the Securities and Exchange Commission ("SEC") adopted revisions to its oil and gas disclosure requirements that are intended to align them with current practices and changes in technology. Among other things, the amendments will: replace the single-day year-end pricing assumption with a twelve-month average pricing assumption; permit the disclosure of probable and possible reserves; allow the use of certain technologies to establish reserves; require the disclosure of the qualifications of the technical person primarily responsible for preparing the reserves estimates or conducting a reserves audit; require the filing of the independent reserve engineers' summary report; and permit the disclosure of a reserves sensitivity analysis table to illustrate the impact of different price and/or cost assumptions on reserves. These amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption prohibited. The Company is currently evaluating the impact that the adoption of these amendments will have on the Company's financial position, results of operations, and disclosures. In September 2009, the FASB issued proposed authoritative guidance to align oil and gas reserve estimation and disclosures required for accounting and reporting with the new SEC reserve disclosure requirements discussed above. The proposed guidance would be effective for December 31, 2009 reporting on a prospective basis. Comments on this exposure draft were due in October 2009, with final guidance expected to be issued soon.

        In April 2009, the FASB issued authoritative guidance that requires the disclosure of the fair value, together with the carrying amount, of financial instruments, regardless of whether they are recognized at fair value in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for the quarter ended March 31, 2009. As this guidance requires only additional disclosures, there was no impact on the Company's financial position or results of operations as a result of the adoption.

        In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. This guidance is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. This guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted this guidance for the quarter ended June 30, 2009; however, there was no impact on the Company's financial position or results of operations as a result of the adoption.

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

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the headings "Forward-Looking Statements" and "Risk Factors," below, and the information included in Forest's 2008 Annual Report on Form 10-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Third Quarter and Year-to-Date 2009 Summary

  •
  Oil and gas production in the third quarter of 2009 decreased 9% to 44 Bcfe from 48 Bcfe in the corresponding period in 2008. Oil and gas production in the first nine months of 2009 increased 2% to 141 Bcfe from 137 Bcfe in the corresponding period in 2008. See "Results of Operations—Oil and Gas Production and Revenues" for further discussion of production fluctuations.

  •
  Oil and gas revenues decreased 63% in the third quarter of 2009 to $177 million from $474 million in the corresponding period in 2008 and 59% in the first nine months of 2009 to $553 million from $1.4 billion in the corresponding period in 2008. The decrease in each period was due to a significant decline in oil and gas commodity prices in 2009 compared to 2008.

  •
  Capital expenditures for exploration, development, and acquisition activities decreased 82% in the first nine months of 2009 to $432 million from $2.3 billion in the corresponding period in 2008. See below for further discussion of the decrease.

  •
  Sales of non-core oil and gas properties totaled $146 million in the first nine months of 2009. We also entered into a definitive agreement in October 2009 to sell certain non-core oil and gas properties in Canada for approximately $58 million, with such transaction expected to close in the fourth quarter of 2009. We plan to market additional non-core oil and gas properties in Canada and in the Permian Basin in West Texas and expect to complete those divestitures during the first half of 2010.

  •
  Forest issued $600 million in principal amount of 8 1/2% senior notes due 2014 at 95.15% of par in February 2009 for net proceeds of $560 million, after deducting initial purchaser discounts.

    Proceeds from the 8 1/2% senior notes were used to pay down outstanding balances on Forest's U.S. credit facility. As a result of this issuance, Forest's borrowing base under its credit facilities was lowered from $1.8 billion to $1.62 billion effective February 17, 2009, with such borrowing base being reaffirmed by Forest's lenders in October 2009.

  •
  Forest issued approximately 14 million shares of common stock at a price of $18.25 per share in May 2009. Net proceeds from this offering were $256 million, after deducting underwriting discounts and commissions and offering expenses. Forest used the net proceeds from the offering to repay a portion of the outstanding borrowings under its U.S. credit facility.

  •
  Forest recorded a $1.6 billion non-cash ceiling test write-down as of March 31, 2009 caused by a significant decline in spot natural gas prices during the first quarter. See—"Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting" for more information about the nature of ceiling test write-downs.

RESULTS OF OPERATIONS

        Due to the downturn in the global economy in mid-to-late 2008, demand for oil and natural gas has fallen significantly, resulting in a dramatic decrease in oil and natural gas prices in 2009 as compared to 2008. For example, the average realized price we received for natural gas in the third quarter of 2009 was 65% lower than the price we received in the third quarter of 2008 and the average realized price we received for oil was 44% lower over the same period. As a result of the decreases in commodity prices, our reported earnings and cash flow in 2009 are significantly lower than they were during the same periods in 2008. The decrease in commodity prices also impacted the level of our capital expenditures in 2009 as we intend to keep our full-year exploration and development capital expenditures within our cash flow from operations before changes in working capital. This level of capital expenditure activity is intended to maintain financial flexibility and sufficient liquidity to maintain our assets and operations until margins on oil and gas production improve.

        For the third quarter 2009, Forest reported net earnings of $172 million, or $1.53 per basic share, compared to net earnings of $429 million, or $4.77 per basic share, in the third quarter 2008. The decrease was primarily attributable to a significant decline in oil and gas prices, as discussed above, partially offset by a decrease in the deferred tax asset valuation allowance in the third quarter 2009. For the first nine months of 2009, Forest reported a net loss of $968 million, or $9.46 per basic share, compared to net earnings of $356 million, or $3.99 per basic share, during the same period of 2008. The $968 million net loss in the first nine months of 2009 was due primarily to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter of 2009, which was caused by a significant decline in spot natural gas prices during the first quarter of 2009. (See—"Critical Accounting Policies, Estimates, Judgments and Assumptions—Full Cost Method of Accounting" for information on this ceiling test write-down.) Discussion of the components of the changes in our quarterly and year-to-date results follows.

Oil and Gas Production and Revenues

        Production volumes, revenues, and average sales prices by product and location for the three and nine months ended September 30, 2009 and 2008 are set forth in the tables below.

	Three Months Ended September 30,
	2009				2008
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	27,337	810	682	36,289	29,942	905	836	40,388
Canada	6,246	149	54	7,464	5,808	205	73	7,476

Totals	33,583	959	736	43,753	35,750	1,110	909	47,864

Revenues (in thousands):
United States	$80,810	52,768	17,661	151,239	255,627	105,209	45,648	406,484
Canada	15,912	8,531	1,502	25,945	40,464	21,659	5,630	67,753

Totals	$96,722	61,299	19,163	177,184	296,091	126,868	51,278	474,237

Average sales price:
United States	$2.96	65.15	25.90	4.17	8.54	116.25	54.60	10.06
Canada	2.55	57.26	27.81	3.48	6.97	105.65	77.12	9.06

Totals	$2.88	63.92	26.04	4.05	8.28	114.30	56.41	9.91

	Nine Months Ended September 30,
	2009				2008
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	89,533	2,626	2,274	118,933	84,561	2,788	2,260	114,849
Canada	17,746	480	175	21,676	17,461	602	228	22,441

Totals	107,279	3,106	2,449	140,609	102,022	3,390	2,488	137,290

Revenues (in thousands):
United States	$283,748	136,825	51,214	471,787	724,991	310,569	120,258	1,155,818
Canada	53,988	22,776	4,922	81,686	133,596	60,849	15,639	210,084

Totals	$337,736	159,601	56,136	553,473	858,587	371,418	135,897	1,365,902

Average sales price:
United States	$3.17	52.10	22.52	3.97	8.57	111.39	53.21	10.06
Canada	3.04	47.45	28.13	3.77	7.65	101.08	68.59	9.36

Totals	$3.15	51.38	22.92	3.94	8.42	109.56	54.62	9.95

        Forest's oil and gas production decreased 9% in the third quarter 2009 to 43.8 Bcfe (476 MMcfe per day) compared to 47.9 Bcfe (520 MMcfe per day) in the third quarter 2008. Oil and gas production decreased between the comparable three month periods due primarily to a significant reduction in capital spending in 2009, non-core asset sales, and normal production declines on producing oil and gas properties. Our oil and gas production in the first nine months of 2009 increased 2% to 140.6 Bcfe (515 MMcfe per day) from 137.3 Bcfe (501 MMcfe per day) in the first nine months of 2008. Oil and gas production increased between the comparable nine month periods due to acquisition and drilling activity throughout 2008, which more than offset the significant reduction in capital spending in 2009, non-core asset sales, and normal production declines on producing oil and gas properties.

        Forest's oil and natural gas revenues decreased 63% to $177 million in the third quarter 2009 compared to $474 million in the third quarter 2008. The decrease was primarily due to a 59% decrease in the average sales price of oil and gas to $4.05 per Mcfe in the third quarter of 2009 from $9.91 per Mcfe in the third quarter of 2008. For the comparable nine month periods, oil and natural gas revenues decreased 59% to $553 million in 2009 from $1.4 billion in the same period of 2008. The decrease was due to a 60% decrease in the average sales price of oil and gas to $3.94 per Mcfe in 2009 from $9.95 per Mcfe in 2008.

        The oil and natural gas revenues and average sales prices reflected in the tables above exclude the effects of commodity derivative instruments since we have elected not to designate our derivative instruments as cash flow hedges. See "Realized and Unrealized Gains and Losses on Derivative Instruments" for more information on gains and losses relating to our commodity derivative instruments.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$34,938	44,912	114,205	120,890
Production and property taxes	10,873	23,482	34,359	67,681
Transportation and processing costs	5,352	4,874	15,918	14,440

Production expense	$51,163	73,268	164,482	203,011

Production expense per Mcfe:
Lease operating expenses	$.80	.94	.81	.88
Production and property taxes	.25	.49	.24	.49
Transportation and processing costs	.12	.10	.11	.11

Production expense per Mcfe	$1.17	1.53	1.17	1.48

        Lease operating expenses in the third quarter 2009 were $35 million, or $.80 per Mcfe, compared to $45 million, or $.94 per Mcfe, in the third quarter 2008. Lease operating expenses in the first nine months of 2009 were $114 million, or $.81 per Mcfe, compared to $121 million, or $.88 per Mcfe, in the same period of 2008. The decrease in each period was attributable to company-wide cost reduction initiatives and lower service costs.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas sold, were 6.1% and 5.0% of oil and natural gas revenues for the three months ended September 30, 2009 and 2008, respectively, and 6.2% and 5.0% of oil and natural gas revenues for the nine months ended September 30, 2009 and 2008, respectively. The increase in the percentage in each 2009 period over the corresponding period in 2008 is primarily due to an increase in severance tax rates in Arkansas effective in 2009. In addition, normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Mcfe Data)
Stock-based compensation costs	$8,241	7,090	21,876	22,888
Other general and administrative costs	20,512	22,744	60,661	72,973
General and administrative costs capitalized	(11,437)	(11,788)	(33,487)	(38,695)

General and administrative expense	$17,316	18,046	49,050	57,166

General and administrative expense per Mcfe	$.40	.38	.35	.42

        The decrease in general and administrative expense in each 2009 period compared to the corresponding period in 2008 was primarily due to decreased employee compensation costs and contract labor. The percentage of general and administrative costs capitalized remained relatively consistent between each of the periods presented, ranging from 40% to 41%.

Depreciation, Depletion, and Amortization

        Depreciation, depletion, and amortization expense ("DD&A") in the third quarter 2009 was $65 million, or $1.49 per Mcfe, compared to $137 million, or $2.86 per Mcfe, in the third quarter 2008. For the nine months ended September 30, 2009, DD&A was $238 million, or $1.69 per Mcfe, compared to $379 million, or $2.76 per Mcfe, for the same period in 2008. The per-unit decrease in both periods was primarily due to a $2.4 billion non-cash ceiling test write-down recorded in the fourth quarter 2008 and a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009.

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, we recorded a non-cash ceiling test write-down for both our United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The combined write-down totaled $1.6 billion and was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. See—"Critical Accounting Policies, Estimates, Judgments and Assumptions—Full Cost Method of Accounting" and Part II, Item 1A,—"Risk Factors—Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values."

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Interest costs	$45,153	34,381	131,685	100,904
Interest costs capitalized	(2,500)	(3,952)	(9,312)	(14,639)

Interest expense	$42,653	30,429	122,373	86,265

        The increase in interest expense in the 2009 periods compared to the corresponding three and nine month periods in 2008 was primarily attributable to an increase in debt levels related to the acquisition of oil and gas assets from Cordillera Texas, L.P. on September 30, 2008. Interest expense also increased between the comparable three and nine month periods due to a decrease in interest costs capitalized as a result of a decrease in the amount of unproved properties under development. Interest costs related to significant unproved properties that are under development are capitalized to oil and gas properties.

Realized and Unrealized Gains and Losses on Derivative Instruments

        The table below sets forth realized and unrealized gains and losses on derivatives recognized under "Costs, expenses, and other" in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Realized (gains) losses on derivatives, net:
Oil	$(299)	28,952	(14,596)	77,758
Gas	(81,096)	19,890	(222,907)	32,040
Interest	(3,508)	—	(6,925)	889

Subtotal realized	(84,903)	48,842	(244,428)	110,687
Unrealized (gains) losses on derivatives, net:
Oil	(4,119)	(142,102)	27,566	(3,741)
Gas	91,976	(356,080)	107,906	(27,867)
Interest	(8,619)	—	(3,256)	(4,721)

Subtotal unrealized	79,238	(498,182)	132,216	(36,329)

Realized and unrealized (gains) losses on derivatives, net	$(5,665)	(449,340)	(112,212)	74,358

Other, Net

        The table below sets forth the components of "Other, net" within "Costs, expenses, and other" of the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(9,723)	4,456	(15,609)	6,771
Unrealized losses on other investments, net	—	14,699	2,327	22,066
Rig stacking costs	4,027	—	6,679	—
Other	1,622	2,570	5,505	3,942

	$(4,074)	21,725	(1,098)	32,779

Unrealized Foreign Currency Exchange Gains and Losses

        Unrealized foreign currency exchange gains and losses in the table above relate to the outstanding intercompany indebtedness, which is denominated in U.S. dollars, between Forest Oil Corporation and our wholly-owned Canadian subsidiary.

Unrealized Losses on Other Investments

        The unrealized losses on other investments in the table above relate to fair value adjustments to the shares of Pacific Energy Resources, Ltd. ("PERL") common stock and the zero coupon senior subordinated note from PERL due 2014, which were received as a portion of the total consideration for the sale of our Alaska assets in August 2007. In March 2009, PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. PERL has indicated that the value of its assets is less than the amount of its senior unsubordinated debt. Based on these facts and circumstances, we estimated the fair value of the PERL common stock and note to be zero as of September 30, 2009. See Note 8 to the Condensed Consolidated Financial Statements for more information on these investments.

Current and Deferred Income Tax

        Our effective income tax rate was (1,937)% and 35% of earnings before taxes for the three months ended September 30, 2009 and 2008, respectively. For each of the nine month periods ended September 30, 2009 and 2008, our effective income tax rate was 35% of earnings before taxes. The significant change in our effective tax rate in the third quarter of 2009 as compared to the third quarter of 2008 is primarily due to a reversal of the remaining valuation allowance that was placed on our deferred tax assets in the United States during the first quarter of 2009. See Note 10 to the Condensed Consolidated Financial Statements and—"Critical Accounting Policies, Estimates, Judgments, and Assumptions—Valuation of Deferred Tax Assets" for more information on our income taxes and valuation allowance.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. Natural gas accounted for approximately 75% of our total oil and gas production for the three and nine months ended September 30, 2009 and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of October 31, 2009, we had hedged, via commodity swaps and collar instruments, approximately 97 Bcfe of our total 2009 production and 69 Bcfe of our total 2010 production. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2009 and 2010. However, these hedging activities are inherently risky and may result in reduced income or even financial losses to us. See Part II, Item 1A,—"Risk Factors—Our use of hedging transactions could result in financial losses or reduce our income," for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of October 31, 2009, all of our derivatives counterparties are commercial banks that are parties to our credit facilities, or their affiliates, with the exception of one counterparty with whom we hold three basis swaps. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk" below.

        The other primary source of liquidity is our U.S. credit facility and our Canadian credit facility, which had an aggregate borrowing base of $1.62 billion as of September 30, 2009. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. We had $1.2 billion available under these facilities as of September 30, 2009. See the heading "Bank Credit Facilities" below for further details.

        The public and private capital markets have served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, in February 2009, we issued $600 million principal amount of 8 1/2% senior notes due 2014 in a private offering and in May 2009, we issued approximately 14 million shares of common stock. Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

        We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2008, we sold certain non-core assets for total proceeds of $310 million and we have sold assets for $146 million during the first nine months of 2009. In October 2009, we entered into a definitive agreement to sell certain non-core assets in Canada for approximately $58 million. We plan to sell additional non-core oil and gas assets; however, due to current economic conditions, we are not certain of the timing of these sales. As divestitures are completed, we intend to use the proceeds to reduce debt.

        We believe that our cash flow provided by operating activities and funds available under our credit facilities will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations for the foreseeable future. However, if our revenue and cash flow decrease in the future as a result of further deterioration in domestic and global economic conditions or a decline in commodity prices, we may have to reduce our spending levels. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See Part I, Item 1A,—"Risk Factors," of our 2008 Annual Report on Form 10-K and Part II, Item 1A,—"Risk Factors," of this report.

Bank Credit Facilities

        Our bank credit facilities consist of a $1.65 billion U.S. credit facility (the "U.S. Facility") with a syndicate of banks led by JPMorgan Chase Bank, N.A., and a $150 million Canadian credit facility (the "Canadian Facility," and together with the U.S. Facility, the "Credit Facilities") with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facilities will mature in June 2012. Our availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). The determination of the Global Borrowing Base is made by the lenders in their sole discretion taking into consideration the estimated value of our oil and gas properties in accordance with the lenders' customary practices for oil and gas loans. The Global Borrowing Base is redetermined semi-annually and the available borrowing amount could be increased or decreased as a result of such redeterminations. In October 2009, our bank group reaffirmed our $1.62 billion Global Borrowing Base. The next redetermination of the borrowing base is expected to occur in the second quarter of 2010. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. Because the process for determining the Global Borrowing Base involves evaluating the estimated value of our oil and gas properties using pricing models determined by the lenders at that time, a decline in oil and gas commodity prices could result in a determination to decrease the Global Borrowing Base in the future.

        The Global Borrowing Base is also subject to change in the event (i) we issue senior notes, in which case the Global Borrowing Base will immediately be reduced by an amount equal to $0.30 for every $1.00 principal amount of any newly issued senior notes, excluding any senior notes that we may issue to refinance senior notes that were outstanding on May 9, 2008, or (ii) if we sell oil and natural gas properties included in the calculation of the Global Borrowing Base having a fair market value in excess of 10% of the Global Borrowing Base then in effect. The Global Borrowing Base is subject to other automatic adjustments under the facilities. As a result of issuing $600 million of 8 1/2% senior notes due 2014 in February 2009, our borrowing base was lowered from $1.8 billion to $1.62 billion effective February 17, 2009. As a result of the adjustment to the Global Borrowing Base, we reallocated amounts under the U.S. Facility and Canadian Facility and currently have allocated $1.47 billion to the U.S. Facility and $150 million to the Canadian Facility. A lowering of the Global Borrowing Base could require us to repay indebtedness in excess of the Global Borrowing Base in order to cover the deficiency. The automatic lowering of the Global Borrowing Base on February 17, 2009 did not result in any deficiency, and therefore we were not required to repay any amounts.

        Borrowings under the U.S. Facility bear interest at one of two rates as may be elected by us. Borrowings bear interest at:

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

        Borrowings under the Canadian Facility bear interest at one of three rates as may be elected by us. Borrowings bear interest at a rate that may be based on:

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

        The Credit Facilities include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also include financial covenants. For example, the Credit Facilities provide that we will not permit our ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) to be greater than (i) 4.50 to 1.00 for four consecutive fiscal quarters ending in 2009 and 2010; (ii) 4.00 to 1.00 for four consecutive fiscal quarters ending in 2011; and (iii) 3.50 to 1.00 at any time thereafter. Since commodity prices significantly impact the level of our earnings and therefore EBITDA, if commodity prices are not at sufficient levels in future periods, we may not be in compliance with this or other financial covenants. If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facilities could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and cure periods in certain cases. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Credit Facilities, and an event of default under the Canadian Facility. In addition, bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facilities. An acceleration of our indebtedness under the Credit Facilities could in turn result in an event of default under the indentures for our senior notes, which in turn could result in the acceleration of the senior notes. For example, the indentures for our 8% senior notes due 2011 and our 7 3/4% senior notes due 2014 include as events of default, among others, a default on indebtedness that results in the acceleration of indebtedness in an amount greater than $10 million; each of the indentures for our 8 1/2% senior notes due 2014 and our 7 1/4% senior notes due 2019 include a similar event of default if the amount involved is greater than $25 million.

        The Credit Facilities are collateralized by a portion of our assets. We are required to mortgage and grant a security interest in the greater of 75% of the present value of our consolidated proved oil and gas properties, or 1.875 multiplied by the allocated U.S. borrowing base. We also are required to and have pledged the stock of several subsidiaries to the lenders to secure the Credit Facilities. Under certain circumstances, we could be obligated to pledge additional assets as collateral. If our corporate credit ratings assigned by Moody's and S&P improve and meet pre-established levels, the collateral requirements would cease to apply and, at our request, the banks would release their liens and security interests on our properties. In addition to these collateral requirements, one of our subsidiaries, Forest Oil Permian Corporation, is a subsidiary guarantor of the Credit Facilities.

        The lending group under our U.S. Facility includes the following institutions: JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), Bank of America, N.A. ("Bank of America"), Citibank, N.A., BNP Paribas, BMO Capital Markets Financing, Inc. ("BMO"), Credit Suisse, Cayman Islands Branch ("Credit Suisse"), Deutsche Bank AG New York Branch ("Deutsche Bank"), U.S. Bank National Association, The Bank of Nova Scotia ("Bank of Nova Scotia"), Fortis Capital Corp. ("Fortis"), Bank of Scotland, ABN Amro Bank N.V. ("ABN Amro"), UBS Loan Finance LLC, Compass Bank, Wells Fargo Bank, N.A. ("Wells Fargo"), Mizuho Corporate Bank, Ltd., Toronto Dominion (Texas) LLC, Barclays Bank PLC ("Barclays"), Bank of Oklahoma, N.A., Export Development Canada, Guaranty Bank and Trust Company, and Union Bank of California, N.A. The lenders under our Canadian Facility include: JPMorgan Chase Bank, N.A., Toronto Branch ("JPM Toronto", with JPMorgan Chase, collectively "JPMorgan"), Bank of Montreal, The Toronto-Dominion Bank (together with Toronto Dominion (Texas) LLC, "Toronto Dominion"), Bank of America, N.A., Canada Branch, and Citibank, N.A., Canadian Branch. Of the $1.8 billion total nominal amount under the Credit Facilities, JPMorgan, Bank of America, BNP Paribas, Credit Suisse, Deutsche Bank, Bank of Nova Scotia, Toronto Dominion, and Wells Fargo hold approximately 62% of the total commitments, with each of these eight lenders holding an equal share. With respect to the other 38% of the total commitments, no single lender holds more than 4.2% of the total commitments.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of October 31, 2009, our primary derivative counterparties included the following lenders and their affiliates: ABN Amro, BMO, BNP Paribas, Barclays, Credit Suisse, Compass Bank, Deutsche Bank, Fortis, Bank of Nova Scotia, Toronto Dominion, Bank of America, U.S. Bank National Association, and Wells Fargo. As of October 31, 2009, our derivative transactions with BMO, Credit Suisse, Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 74 Bcfe, or 76% of our 2009 hedged production, and 49 Bcfe, or 71% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

        At September 30, 2009, there were outstanding borrowings of $318 million under the U.S. Facility at a weighted average interest rate of 1.31%, and there were outstanding borrowings of $135 million under the Canadian Facility at a weighted average interest rate of 1.96%. We also had used the Credit Facilities for $8 million in letters of credit, resulting in availability under the Credit Facilities of $1.2 billion at September 30, 2009. At October 30, 2009, there were outstanding borrowings of $290 million under the U.S. Facility at a weighted average interest rate of 1.25%, and there were outstanding borrowings of $128 million under the Canadian Facility at a weighted average interest rate of 1.71%. We also had used the Credit Facilities for $8 million in letters of credit, resulting in availability under the Credit Facilities of $1.2 billion at October 30, 2009.

Credit Ratings

        Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate each series of our senior notes and, in addition, they have assigned us a general credit rating. Our Credit Facilities include provisions that are linked to our credit ratings. For example, our collateral requirements will vary based on our credit ratings; however, we do not have any credit rating triggers that would accelerate the maturity of amounts due under credit facilities or the debt issued under the indentures for our senior notes. The indentures for our senior notes also include terms linked to our credit ratings. These terms allow us greater flexibility if our credit ratings improve to investment grade and other tests have been satisfied, in which event we would not be obligated to comply with certain restrictive covenants included in the indentures. Our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash (used) provided by financing activities for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Net cash provided by operating activities	$473,573	882,450
Net cash used by investing activities	(396,760)	(1,841,027)
Net cash (used) provided by financing activities	(73,281)	949,491

        Cash flows provided by operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily due to lower commodity prices partially offset by a decreased investment in net operating assets in 2009 as compared to 2008.

        Cash flows used by investing activities are primarily comprised of the acquisition, exploration, and development of oil and gas properties net of dispositions of oil and gas properties. The decrease in net cash used by investing activities in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily due to a decrease in the cash used for the acquisition of oil and gas properties and in capital spending. See "Capital Expenditures" below. Cash paid for exploration, development, and acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

        Net cash used by financing activities in the nine months ended September 30, 2009 included net repayments of bank borrowings of $850 million, partially offset by net proceeds of $560 million for the issuance of 8 1/2% senior notes and net proceeds of $256 million for the issuance of common stock. Net cash provided by financing activities in the nine months ended September 30, 2008 included net bank proceeds of $934 million as well as net proceeds of $247 million for the issuance of 7 1/4% senior notes, which was offset by the redemption of the 8% senior notes for $265 million.

Capital Expenditures

        Expenditures for property acquisitions, exploration, and development were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Property acquisition costs:
Proved properties	$—	804,750
Unproved properties	—	564,602

	—	1,369,352
Exploration and development costs:
Direct costs	389,136	915,105
Overhead capitalized	33,487	38,695
Interest capitalized	9,312	14,639

	431,935	968,439

Total capital expenditures(1)	$431,935	2,337,791

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including the value of Forest stock issued in connection with property acquisitions and stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $2.2 million and $11.9 million recorded during the nine months ended September 30, 2009 and 2008, respectively.

        Due to significant changes in the overall economy as well as the price for oil and natural gas, we have chosen to significantly reduce our capital expenditures and drilling activity in 2009 compared with 2008. We have established a capital budget of approximately $500 million to $600 million for the year ending December 31, 2009.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, JUDGMENTS, AND ASSUMPTIONS

        Reference should be made to our 2008 Annual Report on Form 10-K under Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions" for a discussion of other critical accounting policies in addition to those discussed below.

Full Cost Method of Accounting

        The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the full cost method and the successful efforts method. The differences between the two methods can lead to significant variances in the amounts reported in financial statements. We have elected to follow the full cost method, which is described below.

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

        Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed each quarter on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Forest recorded a $1.6 billion non-cash ceiling test write-down in the first quarter of 2009 based on the March 31, 2009 NYMEX spot prices for natural gas and oil of $3.63 per MMBtu and $49.66 per barrel, respectively. At September 30, 2009, the spot prices for natural gas and oil were $3.30 per MMBtu and $70.61 per barrel, respectively. Based on these prices, a write-down was not necessary in the third quarter of 2009. Under the SEC's new rules, which are effective for fiscal years ending on or after December 31, 2009, the ceiling limit will be calculated based on twelve-month average pricing rather than period-end spot pricing.

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

        In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as future taxable income is sufficient to utilize net operating and other credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management primarily included a recent history of book losses driven in large part from ceiling test write-downs. Positive evidence considered by management included forecasted book income over a reasonable period of time and the fact that our net operating loss carryforwards do not begin to expire until after 2017. Based upon the evaluation of what management determined to be relevant evidence, we have recorded a net deferred tax asset attributable to the U.S. of approximately $328 million. See Note 10 to the Condensed Consolidated Financial Statements.

        The primary evidence utilized to determine that it is more likely than not that a portion of the deferred tax asset will be realized was management's expectation of future book income over the next several years, despite the negative evidence of recent book losses caused by ceiling test write-downs in both the fourth quarter of 2008 and the first quarter of 2009. These ceiling test write-downs, which are not considered a fair value impairment test, have dramatically reduced our prospective depletion rate, making future book income more likely than would be the case had these ceiling test write-downs not occurred. Despite a lower expected depletion rate, our projection of future book income is most contingent on projected oil and gas prices, which are based on quoted NYMEX oil and gas futures. Accordingly, our evaluation of the amount of the deferred tax asset more likely than not to be realizable will likely change in future periods as estimates of our future income change due to changes in expected future oil and gas prices and other factors, and these changes could be material. For example, from June 30, 2009 to September 30, 2009, due primarily to an increase in expected realized natural gas prices, our projection of future book income increased substantially and we reduced the valuation allowance recorded against our deferred income tax assets by $164 million. If the forecasted price assumed for oil and natural gas had been 10% lower than what was utilized for our projected future book income, we would have recorded a valuation allowance of approximately $65 million as of September 30, 2009.

FORWARD-LOOKING STATEMENTS

        The information in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements, other than statements of historical or present facts, that address activities, events, outcomes, and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate, or anticipate (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks,"

"estimates," "continue," "may," "will," "should," "would," "potential," variations of such words, and similar expressions identify forward-looking statements, and any statements regarding our future financial condition, results of operations, and business are also forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas, including such risks that are specific to our operations and outlook. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Part II, Item 1A,—"Risk Factors", in this report. These risks include, but are not limited to, the following:

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

  •
  the adverse effects of changes in applicable tax, environmental, and other regulatory legislation;

  •
  a deterioration in the demand for our products;

  •
  the risks and uncertainties inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and the timing of expenditures;

  •
  the risks of conducting exploratory drilling operations in new or emerging plays;

  •
  intense competition with companies with more capital and larger staffs;

  •
  the risks of conducting operations outside of the United States and the impact of fluctuations in currency exchange rates and political developments on the financial results of our operations; and

  •
  potential liability with respect to the assets previously sold to Pacific Energy Resources, Ltd..

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

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

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we attempt to fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2009, we had entered into the following swaps:

	Swaps
	Natural Gas (NYMEX HH)				Oil (NYMEX WTI)
	Bbtu per Day		Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
October 2009	210	(1)	$7.33	$22,701	4,500	$69.01	$(239)
November 2009 - December 2009	160	(1)	8.24	28,339	4,500	69.01	(605)
Calendar 2010	160		6.34	7,635	2,500	75.27	802

(1)
10 Bbtu per day is subject to a $6.00 written put.

        Subsequent to September 30, 2009, through October 31, 2009, we entered into additional gas swaps covering 50 Bbtu per day for November and December 2009 at a weighted average hedged price per MMBtu of $5.43 and an additional oil swap covering 500 barrels per day for Calendar 2010 at a hedged price per Bbl of $80.00.

Costless Collars

        We also enter into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2009, we had entered into the following collars:

	Costless Collars
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
	Bbtu per Day	Weighted Average Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
October 2009 - December 2009	40	$7.31/9.76	$9,704	—	$—	$—
Calendar 2010	—	—	—	1,000	60.00/97.00	520

        Subsequent to September 30, 2009, through October 31, 2009, we entered into an additional oil collar covering 1,000 barrels per day for Calendar 2010 at a hedged floor and ceiling price per Bbl of $60.00 and $100.00, respectively.

Basis Swaps

        We also use basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. As of September 30, 2009, we had entered into the following basis swaps:

	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
October 2009 - December 2009	AECO	25	$(.65)	$(485)
October 2009 - December 2009	Centerpoint	30	(.95)	(1,896)
October 2009 - December 2009	Houston Ship Channel	50	(.33)	(949)
October 2009 - December 2009	Mid Continent	60	(1.04)	(4,434)
October 2009 - December 2009	NGPL TXOK	40	(.53)	(1,313)
Calendar 2010	Centerpoint	30	(.95)	(6,161)
Calendar 2010	Houston Ship Channel	50	(.29)	(2,074)
Calendar 2010	Mid Continent	60	(1.04)	(13,900)
Calendar 2010	NGPL TXOK	40	(.44)	(3,008)

        The fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at September 30, 2009 was a net asset of approximately $34.6 million.

Interest Rate Risk

        We periodically enter into interest rate derivative agreements in an attempt to normalize the mix of fixed and floating interest rates within our debt portfolio. The table below sets forth our outstanding fixed-to-floating interest rate swaps as of September 30, 2009.

Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
Oct 2009 - Feb 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$3,237

        Subsequent to September 30, 2009, through October 31, 2009, we entered into an additional interest rate swap as set forth in the table below.

Swap Term	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
October 2009 - May 2014	$100,000	3 month LIBOR + 5.00%	7.75%

        In addition to the interest rate swaps, during the nine months ended September 30, 2009, we entered into certain interest rate swaptions, which enable the counterparties to exercise options to enter into interest rate swaps with us in exchange for a premium paid to us. The premiums received on these swaptions are amortized as realized gains on derivatives over the term of the related swaption. We entered into these interest rate swaptions because our targeted floating interest rates were not attainable at that time in the interest rate swap market yet premiums were available from counterparties for the option to swap our 8.5% fixed rate for the floating rates we had targeted. The table below sets forth our outstanding interest rate swaption as of September 30, 2009.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate	Fair Value (In Thousands)
Jul 2009 - Oct 2009	Oct 2009 - Feb 2014	$745	$100,000	1 month LIBOR + 5.60%	8.50%	$(85)

        Subsequent to September 30, 2009, the swaption above expired unexercised and, through October 31, 2009, we entered into an additional interest rate swaption as set forth in the table below.

Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
Oct 2009 - Jan 2010	Jan 2010 - Feb 2014	$550	$100,000	1 month LIBOR + 5.73%	8.50%

        The fair value of all our interest rate derivative instruments based on various inputs, including published forward rates, at September 30, 2009 was a net asset of approximately $3.2 million.

Derivative Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2009, beginning with the fair value of our derivative contracts on December 31, 2008. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2009 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2008	$170,111	—	170,111
Premiums received	—	(3,657)	(3,657)
Net increase in fair value	102,029	13,734	115,763
Net contract gains recognized	(237,503)	(6,925)	(244,428)

As of September 30, 2009	$34,637	3,152	37,789

Interest Rates on Borrowings

        The following table presents principal amounts and related interest rates by year of maturity for our debt obligations at September 30, 2009.

	2011	2012	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Bank credit facilities:
Variable rate	$—	453,430	—	—	—	453,430
Weighted average interest rate(1)	—	1.5%	—	—	—	1.5%
Long-term debt:
Fixed rate	$285,000	—	112	750,000	1,000,000	2,035,112
Weighted average coupon interest rate	8.00%	—	7.00%	8.35%	7.25%	7.76%
Weighted average effective interest rate(2)	7.71%	—	7.00%	8.11%	7.25%	7.63%

(1)
As of September 30, 2009.

(2)
The effective interest rate on the 8% senior notes due 2011 and the 7 3/4% senior notes due 2014 is reduced from the coupon rate as a result of amortization of gains related to the termination of related interest rate swaps.

Foreign Currency Exchange Rate Risk

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, David H. Keyte, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended September 30, 2009 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2008 ("Annual Report"). Except as set forth below and as previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report.

We have substantial indebtedness and may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

        As of October 30, 2009, the principal amount of our outstanding consolidated debt was approximately $2.5 billion, which amount included approximately $418 million outstanding under our combined U.S. and Canadian credit facilities. Our level of indebtedness has several important effects on our business and operations; among other things, it may:

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

        Our credit and debt agreements contain various restrictive covenants. A failure on our part to comply with the financial and other restrictive covenants contained in our bank credit facilities and the indentures pertaining to our outstanding senior notes could result in a default under these agreements. Any default under our bank credit facilities or indentures could adversely affect our business and our financial condition and results of operations, and would impact our ability to obtain financing in the future. See Part I, Item 2,—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facilities" for a discussion of certain financial covenants under our bank credit facilities. In addition, the global borrowing base included in our bank credit facilities is subject to periodic redetermination by our lenders. A lowering of our global borrowing base could require us to repay indebtedness in excess of the borrowing base. The next redetermination of the borrowing base is expected to occur in the second quarter of 2010.

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

        To reduce our exposure to fluctuations in oil and natural gas prices, we have entered into and expect in the future to enter into derivative instruments (or hedging agreements) for a portion of our oil and natural gas production. Our commodity hedging agreements are limited in duration, usually for periods of two years or less; however, in conjunction with acquisitions, we sometimes enter into or acquire hedges for longer periods. As of October 31, 2009, we had hedged, via commodity swaps and collar instruments, approximately 97 Bcfe of our total 2009 production and 69 Bcfe of our total 2010 production. Our hedging transactions expose us to certain risks and financial losses, including, among others:

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

        Currently, all of our outstanding commodity derivative instruments are with certain lenders or affiliates of the lenders under our bank credit facilities, with the exception of one counterparty with whom we hold three basis swaps. As of October 31, 2009, our primary derivative counterparties included the following lenders and their affiliates: ABN Amro Bank N.V., BMO Capital Markets Financing, Inc. ("BMO"), BNP Paribas, Barclays Bank PLC, Credit Suisse, Cayman Islands Branch ("Credit Suisse"), Compass Bank, Deutsche Bank AG New York Branch, Fortis Capital Corp., The Bank of Nova Scotia, Toronto Dominion (Texas) LLC and The Toronto-Dominion Bank (collectively, "Toronto Dominion"), Bank of America, N.A., U.S. Bank National Association, and Wells Fargo Bank, N.A.. As of October 31, 2009, our derivative transactions with BMO, Credit Suisse, The Bank of Nova Scotia, BNP Paribas, and Toronto Dominion accounted for approximately 74 Bcfe, or 76% of our 2009 hedged production, and 49 Bcfe, or 71% of our 2010 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our bank credit facilities.

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

        The risk that we will be required to write-down the carrying value of our oil and gas properties, our unproved properties, or goodwill increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. For example, oil and natural gas prices declined significantly during the second half of 2008. At December 31, 2008, the spot prices for oil and natural gas were $44.60 per barrel and $5.71 per MMBtu, respectively. Based on these prices, we recorded a non-cash ceiling test write-down of $2.4 billion for the three months and year ended December 31, 2008. At March 31, 2009, the spot prices for oil and natural gas were $49.66 per barrel and $3.63 per MMBtu, respectively. Based on these prices, we recorded an additional non-cash ceiling test write-down of $1.6 billion for the three months ended March 31, 2009. The write-downs are reflected as a charge to net earnings. At September 30, 2009, the spot prices for oil and natural gas were $70.61 per barrel and $3.30 per MMBtu, respectively. Based on these prices, a ceiling test write-down was not necessary. However, additional ceiling test write-downs of the full cost pools in the United States and Canada may be required if oil and natural gas prices decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in the respective full cost pools exceed the discounted future net cash flows from the additional reserves, if any, attributable to each of the cost pools.

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

        In addition, the U.S. House of Representatives has recently passed a bill—the "American Clean Energy and Security Act of 2009," also known as the "Waxman-Markey cap-and-trade legislation" or ACESA—to control and reduce the emission of GHGs in the United States through the grant of emission allowances which would gradually be decreased over time, and the Senate is considering similar legislation. Moreover, nearly half of the states, either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of GHGs. Also, the U.S. Supreme Court's holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an "air pollutant" under the federal Clean Air Act, could result in future regulation of GHG emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of GHGs. In late September and early October of 2009, the United States Environmental Protection Agency ("EPA") officially proposed two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which would regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources such as power plants or industrial facilities. EPA indicated that it hopes to adopt final versions of both sets of rules by March 2010. While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas that we produce.

We may face liabilities related to the pending bankruptcy of Pacific Energy Resources, Ltd.

        In August 2007, we closed on the sale of our oil and gas assets in Alaska (the "Alaska Assets") to Pacific Energy Resources, Ltd. ("PERL"). In March 2009, PERL filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. PERL requested, and the bankruptcy court has approved, abandonment of PERL's interests in the Alaska Assets. The remaining working interest owners in the Alaska Assets previously made the assertion that, in its role as the assignor to PERL, Forest should be held liable for any contractual obligations of PERL with respect to the Alaska Assets, including obligations related to operating costs for the Alaska Assets and for costs associated with the final plugging and decommissioning of wells and production facilities. Forest disagrees with the working interest owners' assertion and, to the extent necessary, will vigorously oppose any efforts to hold Forest liable for PERL's unsatisfied obligations. We cannot predict, however, whether we would be successful in avoiding liabilities associated with PERL's unsatisfied obligations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the third quarter 2009. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
July 2009	1,395	$14.73	—	—
August 2009	858	16.40	—	—
September 2009	1,899	18.93	—	—

Third quarter	4,152	$17.00	—	—

Item 6.    EXHIBITS

  (a)
  Exhibits.

3.1		Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
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
10.1
Agreement for Purchase and Sale of Assets, dated as of August 5, 2009, by and among Forest Oil Corporation, Forest Oil Permian Corporation, Linn Operating, Inc. and Linn Energy Holdings, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated August 5, 2009 (File No. 001-13515).
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

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, are not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION
(Registrant)
November 6, 2009
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
10.1
Agreement for Purchase and Sale of Assets, dated as of August 5, 2009, by and among Forest Oil Corporation, Forest Oil Permian Corporation, Linn Operating, Inc. and Linn Energy Holdings, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated August 5, 2009 (File No. 001-13515).
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

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, are not subject to liability under these sections.