Form 10-Q
period 2010-03-31
FOREST OIL CORP
filed 2010-05-05
CIK 38079

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of April 30, 2010 there were 112,447,491 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$213,778	467,221
Accounts receivable	132,790	126,354
Derivative instruments	117,790	35,643
Deferred income taxes	—	7,108
Inventory	52,390	52,211
Other current assets	44,782	41,455

Total current assets	561,530	729,992
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,596,330 and $7,511,661	1,491,776	1,316,712
Unproved	886,219	828,645

Net oil and gas properties	2,377,995	2,145,357
Other property and equipment, net of accumulated depreciation and amortization of $58,960 and $54,810	111,538	113,850

Net property and equipment	2,489,533	2,259,207
Deferred income taxes	372,058	393,061
Goodwill	256,478	255,908
Derivative instruments	—	556
Other assets	44,497	45,966

	$3,724,096	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$322,796	284,302
Accrued interest	34,776	25,755
Derivative instruments	35,112	41,358
Deferred income taxes	26,753	—
Current portion of long-term debt	—	156,678
Asset retirement obligations	3,006	4,853
Other current liabilities	18,841	22,074

Total current liabilities	441,284	535,020
Long-term debt	1,866,727	1,865,836
Asset retirement obligations	82,247	88,450
Derivative instruments	5,454	826
Deferred income taxes	52,626	46,884
Other liabilities	68,055	68,520

Total liabilities	2,516,393	2,605,536
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 112,468,080 and 112,337,315 shares issued and outstanding	11,247	11,234
Capital surplus	2,662,526	2,652,689
Accumulated deficit	(1,543,264)	(1,652,426)
Accumulated other comprehensive income	77,194	67,657

Total shareholders' equity	1,207,703	1,079,154

	$3,724,096	3,684,690

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Oil and gas sales	$221,729	194,659
Interest and other	136	209

Total revenues	221,865	194,868
Costs, expenses, and other:
Lease operating expenses	29,102	41,231
Production and property taxes	11,428	11,695
Transportation and processing costs	4,859	5,244
General and administrative	18,753	16,085
Depreciation, depletion, and amortization	52,312	104,552
Accretion of asset retirement obligations	1,839	2,038
Ceiling test write-down of oil and gas properties	—	1,575,843
Interest expense	38,043	36,545
Realized and unrealized gains on derivative instruments, net	(93,211)	(139,328)
Other, net	(9,833)	9,083

Total costs, expenses, and other	53,292	1,662,988
Earnings (loss) before income taxes	168,573	(1,468,120)
Income tax:
Current	717	1,268
Deferred	58,694	(291,615)

Total income tax	59,411	(290,347)

Net earnings (loss)	$109,162	(1,177,773)

Basic earnings (loss) per common share	$.97	(12.32)

Diluted earnings (loss) per common share	$.97	(12.32)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2009	112,337	$11,234	2,652,689	(1,652,426)	67,657	1,079,154
Exercise of stock options	114	11	2,159	—	—	2,170
Employee stock purchase plan	20	2	389	—	—	391
Amortization of stock-based compensation	—	—	7,181	—	—	7,181
Other, net	(3)	—	108	—	—	108
Comprehensive earnings:
Net earnings	—	—	—	109,162	—	109,162
Unfunded postretirement benefits, net of tax	—	—	—	—	395	395
Foreign currency translation	—	—	—	—	9,142	9,142

Total comprehensive earnings						118,699

Balances at March 31, 2010	112,468	$11,247	2,662,526	(1,543,264)	77,194	1,207,703

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net earnings (loss)	$109,162	(1,177,773)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	52,312	104,552
Ceiling test write-down of oil and gas properties	—	1,575,843
Deferred income tax	58,694	(291,615)
Unrealized gains on derivative instruments, net	(83,242)	(67,539)
Unrealized foreign currency exchange (gains) losses, net	(6,650)	3,539
Unrealized losses on other investments, net	—	2,327
Stock-based compensation expense	4,654	3,947
Accretion of asset retirement obligations	1,839	2,038
Other, net	(3,482)	1,187
Changes in operating assets and liabilities:
Accounts receivable	(5,055)	43,280
Other current assets	(2,874)	10,136
Accounts payable and accrued liabilities	(66,493)	(89,982)
Accrued interest and other current liabilities	6,813	28,426

Net cash provided by operating activities	65,678	148,366
Investing activities:
Capital expenditures for property and equipment:
Exploration and development costs	(191,754)	(301,329)
Other fixed assets	(1,584)	(21,840)
Proceeds from sales of assets	10,766	6,292

Net cash used by investing activities	(182,572)	(316,877)
Financing activities:
Proceeds from bank borrowings	7,875	430,856
Repayments of bank borrowings	(7,875)	(799,484)
Redemption of 7 3/4% senior notes	(151,938)	—
Issuance of 8 1/2% senior notes, net of issuance costs	—	559,767
Proceeds from the exercise of options and from employee stock purchase plan	2,561	458
Change in bank overdrafts	13,003	(21,752)
Other, net	(137)	(2,663)

Net cash (used) provided by financing activities	(136,511)	167,182
Effect of exchange rate changes on cash	(38)	(20)

Net decrease in cash and cash equivalents	(253,443)	(1,349)
Cash and cash equivalents at beginning of period	467,221	2,205

Cash and cash equivalents at end of period	$213,778	856

Cash paid during the period for:
Interest	$29,218	6,100
Income taxes	64,048	1,930

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2010 financial statement presentation due primarily to changing to an unclassified statement of operations.

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission ("SEC").

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Under the treasury stock method, diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods by the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of potential common shares (i.e. stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists.

        The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest's stock incentive plans have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Therefore, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

        Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended March 31, 2010 as their inclusion would have an antidilutive effect. Stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2009 as their inclusion would have an antidilutive effect.

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$109,162	(1,177,773)
Net earnings attributable to participating securities	(1,962)	—

Net earnings (loss) attributable to common stock for basic earnings per share	107,200	(1,177,773)
Adjustment for liability-classified stock-based compensation awards	26	—

Net earnings (loss) for diluted earnings per share	$107,226	(1,177,773)

Weighted average common shares outstanding during the period	110,416	95,571
Dilutive effects of potential common shares	586	—

Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares	111,002	95,571

Basic earnings (loss) per common share	$.97	(12.32)

Diluted earnings (loss) per common share	$.97	(12.32)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are foreign currency gains and losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Net earnings (loss)	$109,162	(1,177,773)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	9,142	(12,826)
Unfunded postretirement benefits, net of tax	395	36

Total comprehensive earnings (loss)	$118,699	(1,190,563)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three months ended March 31, 2010 and 2009, and the remaining unamortized amounts and the weighted average amortization period remaining as of March 31, 2010.

	Stock Options	Restricted Stock	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended March 31, 2010:
Total stock-based compensation costs	$222	6,821	1,268	8,311
Less: stock-based compensation costs capitalized	(93)	(2,691)	(589)	(3,373)

Stock-based compensation costs expensed	$129	4,130	679	4,938

Unamortized stock-based compensation costs as of March 31, 2010	$1,080	25,405	6,494 (2)	32,979
Weighted average amortization period remaining	1.0 years	1.4 years	2.1 years	1.6 years
Three months ended March 31, 2009:
Total stock-based compensation costs	$277	5,984	(76)	6,185
Less: stock-based compensation costs capitalized	(125)	(2,346)	45	(2,426)

Stock-based compensation costs expensed	$152	3,638	(31)	3,759

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.2 million of compensation cost was recognized for the three months ended March 31, 2010 and 2009, respectively.

(2)
Based on the closing price of the Company's common stock on March 31, 2010.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the three months ended March 31, 2010.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2010	1,818,419	$21.26	$7,387	1,722,216
Granted	—
Exercised	(114,190)	19.00	812
Cancelled	(9,640)	27.69

Outstanding at March 31, 2010	1,694,589	$21.38	$11,094	1,598,386

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the three months ended March 31, 2010.

	Restricted Stock			Phantom Stock Units(1)
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)(2)
Unvested at January 1, 2010	2,028,683	$39.44		475,063	$27.91
Awarded	400	28.23		6,050	23.91
Vested	(5,300)	38.35	$144	(11,150)	45.14	$262
Forfeited	(8,350)	28.47		(5,878)	36.39

Unvested at March 31, 2010	2,015,433	$39.49		464,085	$27.34

(1)
Of the unvested units of phantom stock at March 31, 2010, 215,250 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 248,835 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

(2)
Of the 11,150 phantom stock units that vested during the three months ended March 31, 2010, 11,000 units were settled in shares of common stock and 150 units were settled in cash.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT

        The components of debt are as follows:

	March 31, 2010				December 31, 2009
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
8% Senior Notes due 2011	$285,000	2,260	1,431	288,691	285,000	2,583	1,638	289,221
7% Senior Subordinated Notes due 2013	112	(2)	—	110	112	(2)	—	110
8 1/2% Senior Notes due 2014	600,000	(22,594)	—	577,406	600,000	(24,029)	—	575,971
7 3/4% Senior Notes due 2014(2)	—	—	—	—	150,000	(1,035)	7,713	156,678
7 1/4% Senior Notes due 2019	1,000,000	520	—	1,000,520	1,000,000	534	—	1,000,534

Total long-term debt	1,885,112	(19,816)	1,431	1,866,727	2,035,112	(21,949)	9,351	2,022,514
Less: current portion of long-term debt(2)	—	—	—	—	(150,000)	1,035	(7,713)	(156,678)

Long-term portion of long-term debt	$1,885,112	(19,816)	1,431	1,866,727	1,885,112	(20,914)	1,638	1,865,836

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps in 2002 and 2003 that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

(2)
In December 2009, the Company irrevocably called the 7 3/4% senior notes due 2014 and redeemed these notes in January 2010 at 101.292% of par.

Bank Credit Facilities

        As of March 31, 2010, the Company had syndicated bank revolving credit agreements with total lender commitments of $1.8 billion. The credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012. At March 31, 2010, there were no outstanding borrowings under the Credit Facilities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As of March 31, 2010, the borrowing base under the Credit Facilities was $1.3 billion, which Forest has allocated $1.155 billion to the U.S. Credit Facility and $145 million to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest's oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the third or fourth quarter of 2010. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

7 3/4% Senior Notes Due 2014

        In December 2009, Forest notified the trustee and note holders of the 7 3/4% senior notes that it was calling the 7 3/4% senior notes. This notice was irrevocable after it was given. The 7 3/4% senior notes were redeemed in January 2010 at 101.292% of par and a net gain of $4.6 million was recognized upon redemption. The net gain was driven by the write-off of unamortized deferred gains on the termination of interest rate swaps.

(5) OIL AND GAS PROPERTIES

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended March 31, 2010 and 2009, Forest capitalized $12.1 million and $10.4 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2010 and 2009, the Company capitalized $2.8 million and $3.4 million, respectively, of interest costs attributed to unproved properties.

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

        The Company performs a ceiling test each quarter on a country-by-country basis. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices (as discussed below), excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. The March 31, 2010 ceiling test, which did not result in a write-down, was based on average prices during the twelve-month period prior to March 31, 2010 pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule, which was effective beginning with December 31, 2009 reporting. The March 31, 2009 ceiling test, which was based on the March 31, 2009 spot prices, resulted in non-cash write-downs of oil and gas property costs of $1.4 billion in the United States cost center and $199.0 million in the Canada cost center.

        Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center.

        Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Company uses its quarter-end reserves estimates to calculate depletion for the current quarter.

(6) ASSET RETIREMENT OBLIGATIONS

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Asset retirement obligations at beginning of period	$93,303	96,991
Accretion expense	1,839	2,038
Liabilities incurred	945	1,313
Liabilities settled	(151)	(880)
Disposition of properties	(513)	(607)
Revisions of estimated liabilities	(10,555)	1,172
Impact of foreign currency exchange rate	385	(383)

Asset retirement obligations at end of period	85,253	99,644
Less: current asset retirement obligations	(3,006)	(3,477)

Long-term asset retirement obligations	$82,247	96,167

(7) FAIR VALUE MEASUREMENTS

        The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company uses the income approach to value financial instruments under the Level 2 hierarchy.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

        The Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are set forth by level within the fair value hierarchy in the table below.

Description	Using Significant Other Observable Inputs (Level 2)
(In Thousands)
Assets:
Derivative instruments(1)
Commodity	$110,289
Interest rate	7,501

Total assets	$117,790

Liabilities:
Derivative instruments(1)
Commodity	$36,056
Interest rate	4,510

Total liabilities	$40,566

(1)
The Company's derivative assets and liabilities include commodity and interest rate derivatives (see Note 8 for more information on these instruments). The Company utilizes present value techniques and option-pricing models for valuing its derivatives. Inputs to these valuation techniques include published forward prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable, either directly or indirectly; therefore, the Company's derivative instruments are included within the Level 2 fair value hierarchy.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Equity Securities	Debt Securities(1)
	(In Thousands)
Balance at beginning of period	—	1,670
Total (losses) (realized/unrealized):
Included in earnings	(657)	(1,670)
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Transfers in and/or out of Level 3(2)(3)	657	—

Balance at end of period	—	—

The amount of total (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	(657)	(1,670)

(1)
The Company's debt securities are comprised of a zero coupon senior subordinated note due from Pacific Energy Resources, Ltd. ("PERL") in 2014 at a principal amount at stated maturity of $60.8 million (the "PERL Note") that was received as a portion of the total consideration for the sale of the Company's Alaska assets in 2007. In March 2009, PERL filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company used its own assumptions as to what market participants would assume regarding future cash flows and risk-adjusted discount rates in valuing the PERL Note, which is currently valued at zero and has been since March 31, 2009.

(2)
The Company's investment in PERL common stock, which the Company also received as a portion of the total consideration for the sale of the Company's Alaska assets in 2007, was transferred from Level 1 to Level 3 in the first quarter of 2009 when PERL's common stock was suspended from trading for failure to meet the continued stock exchange listing requirements. The Company used its own assumptions as to what market participants would assume regarding future cash flows and risk-adjusted discount rates in valuing the PERL common stock, which is currently valued at zero and has been since March 31, 2009.

(3)
The Company's policy is to recognize transfers in and/or out of fair value hierarchy levels as of the beginning of the reporting period in which the event or change in circumstances caused the transfer.

        Losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS (Continued)

ended March 31, 2009 are reported in the Condensed Consolidated Statements of Operations under "Other, net" as follows:

	Three Months Ended March 31, 2009
	Equity Securities	Debt Securities
	(In Thousands)
Total losses included in earnings for the period	657	1,670

Change in unrealized losses relating to assets still held at end of period	657	1,670

        The fair values and carrying amounts of the Company's financial instruments are summarized below for the periods presented.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$213,778	213,778	467,221	467,221
Derivative instruments	117,790	117,790	36,199	36,199
Liabilities:
Derivative instruments	40,566	40,566	42,184	42,184
8% senior notes due 2011	288,691	302,100	289,221	296,400
7% senior subordinated notes due 2013	110	112	110	112
8 1/2% senior notes due 2014	577,406	636,000	575,971	630,000
7 3/4% senior notes due 2014	—	—	156,678	151,938
7 1/4% senior notes due 2019	1,000,520	1,005,000	1,000,534	992,500

(1)
The Company used various assumptions and methods in estimating the fair values of its financial instruments. The carrying amount of cash and cash equivalents approximated fair value due to the short original maturities (three months or less) and high liquidity of the cash equivalents. The fair values of the senior notes and senior subordinated notes were estimated based on quoted market prices. The methods used to determine the fair values of the derivative instruments are discussed above. See also Note 8 to the Condensed Consolidated Financial Statements for more information on the derivative instruments.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

        The table below sets forth Forest's outstanding commodity swaps and costless collars as of March 31, 2010.

	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
April 2010 - December 2010	200	$6.28	3,000	$76.06
Collars:
April 2010 - December 2010	—	—	2,000	60.00/98.50	(1)
Calendar 2011	—	—	2,000	75.00/92.80	(1)

(1)
Represents weighted average hedged floor and ceiling price per Bbl.

        Subsequent to March 31, 2010, through April 30, 2010, Forest entered into an additional gas swap covering 10 Bbtu per day for the period May 2010 through December 2010 at a hedged price of $4.505 per MMBtu and entered into an additional oil collar covering 1,000 barrels per day for Calendar 2011 at a hedged floor and ceiling price per barrel of $75.00 and $105.00, respectively.

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of March 31, 2010.

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
April 2010 - December 2010	Centerpoint	30	$(.95)
April 2010 - December 2010	Houston Ship Channel	50	(.29)
April 2010 - December 2010	Mid Continent	60	(1.04)
April 2010 - December 2010	NGPL TXOK	40	(.44)

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

Consolidated Statement of Operations. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of March 31, 2010.

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2010 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

        In addition to interest rate swaps, Forest periodically enters into interest rate swaptions that enable the counterparties to exercise options to enter into interest rate swaps with Forest in exchange for premiums paid to Forest. The premiums received on these swaptions are amortized as realized gains on derivatives over the terms of the related swaptions. Forest enters into these interest rate swaptions because its targeted floating interest rates are not attainable at the time in the interest rate swap market, yet premiums are available from counterparties for the option to swap Forest's 8.5% fixed rate for the floating rates it had targeted. The table below sets forth Forest's outstanding interest rate swaption as of March 31, 2010.

Interest Rate Swaption
Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
Jan 2010 - April 2010	May 2010 - Feb 2014	$350	$100,000	3 month LIBOR + 5.50%	8.50%

        In April 2010, the interest rate swaption in the table above was unexercised and the Company entered into an additional interest rate swaption as set forth in the table below.

Interest Rate Swaption
Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
April 2010 - August 2010	Aug 2010 - Feb 2014	$634	$100,000	3 month LIBOR + 5.75%	8.50%

Fair Value and Gains and Losses

        The table below summarizes the location and fair value amounts of Forest's derivative instruments reported in the Condensed Consolidated Balance Sheets as of the dates indicated. These derivative instruments are not designated as hedging instruments for accounting purposes. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

instruments with the same counterparty under its master netting arrangements. See Note 7 to the Condensed Consolidated Financial Statements for more information on Forest's derivative instruments.

	March 31, 2010	December 31, 2009
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$110,289	35,454
Interest rate derivatives:
Current assets: derivative instruments	7,501	189
Derivative instruments	—	556

Total assets	117,790	36,199
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	35,023	40,843
Derivative instruments	1,033	—
Interest rate derivatives:
Current liabilities: derivative instruments	89	515
Derivative instruments	4,421	826

Total liabilities	40,566	42,184

Net derivative fair value	$77,224	(5,985)

        The table below summarizes the amount of derivative instrument gains reported in the Condensed Consolidated Statements of Operations as realized and unrealized gains on derivative instruments, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Commodity derivatives:
Realized (gains)	$(6,448)	(71,265)
Unrealized (gains)	(79,622)	(65,784)
Interest rate derivatives:
Realized (gains)	(3,521)	(524)
Unrealized (gains)	(3,620)	(1,755)

Realized and unrealized (gains) on derivative instruments, net	$(93,211)	(139,328)

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

Credit Risk

        Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. All but one of the counterparties is a lender, or an affiliate of a lender, under the Credit Facilities, which provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions with Forest. None of these counterparties require collateral beyond that already pledged under the Credit Facilities. The remaining counterparty, a purchaser of Forest's natural gas production, generally is a net debtor to Forest and as a result of these purchases does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

        The vast majority of Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to us, the fair value of which was $88.4 million at March 31, 2010. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At March 31, 2010, Forest owed a net derivative liability to four counterparties, the fair value of which was $11.2 million.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Federal income tax at 35% of earnings (loss) before income taxes	$59,001	(513,842)
Change in valuation allowance for deferred tax assets(1)	—	215,836
State income taxes, net of federal income tax benefits	1,671	(14,244)
Effect of differing tax rates in Canada	(1,329)	12,338
Effect of federal, state, and foreign tax on permanent items	932	3,119
Adjustments for statutory rate reductions and other	(864)	6,446

Total income tax	$59,411	(290,347)

(1)
In assessing the need for a valuation allowance on the Company's deferred tax assets, all available evidence, both negative and positive, was considered in determining whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, Forest recorded a valuation allowance of $215.3 million against its U.S. deferred tax assets as of March 31, 2009.

(10) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of "Other, net" in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(6,650)	3,539
Unrealized losses on other investments, net	—	2,327
(Gain) on debt extinguishment, net	(4,578)	—
Other, net	1,395	3,217

	$(9,833)	9,083

(11) GEOGRAPHICAL SEGMENTS

        At March 31, 2010, Forest conducted operations in one industry segment, oil and gas exploration and production, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Exploration and Production
	Three Months Ended March 31, 2010
	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$184,322	37,407	—	221,729
Costs and expenses:
Lease operating expenses	23,468	5,634	—	29,102
Production and property taxes	10,806	622	—	11,428
Transportation and processing costs	2,655	2,204	—	4,859
Depletion	36,511	13,116	—	49,627
Accretion of asset retirement obligations	1,549	265	25	1,839

Segment earnings (loss)	$109,333	15,566	(25)	124,874

Capital expenditures(1)	$166,496	107,641	1,114	275,251

Goodwill(2)	$239,420	17,058	—	256,478

Long-lived assets(2)(3)	$1,845,983	555,412	88,138	2,489,533

Total assets(2)	$2,991,423	643,660	89,013	3,724,096

(1)
Includes estimated discounted asset retirement obligations of $(9.6) million.

(2)
As of March 31, 2010.

(3)
Consists of net property and equipment.

        A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

Three Months Ended March 31, 2010
(In Thousands)
Segment earnings	$124,874
Interest and other income	136
General and administrative expense	(18,753)
Depreciation and amortization expense	(2,685)
Interest expense	(38,043)
Realized and unrealized gains on derivative instruments, net	93,211
Other, net	9,833

Earnings before income taxes	$168,573

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

	Oil and Gas Exploration and Production
	Three Months Ended March 31, 2009
	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$166,352	28,307	—	194,659
Costs and expenses:
Lease operating expenses	34,702	6,529	—	41,231
Production and property taxes	10,944	751	—	11,695
Transportation and processing costs	3,039	2,205	—	5,244
Depletion	86,491	15,678	—	102,169
Ceiling test write-down of oil and gas properties	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,772	243	23	2,038

Segment loss	$(1,347,418)	(196,120)	(23)	(1,543,561)

Capital expenditures(1)	$225,860	25,976	965	252,801

Goodwill(2)	$239,420	13,738	—	253,158

Long-lived assets(2)(3)	$2,532,182	458,647	78,618	3,069,447

Total assets(2)	$3,455,316	476,440	79,578	4,011,334

(1)
Includes estimated discounted asset retirement obligations of $2.5 million.

(2)
As of March 31, 2009.

(3)
Consists of net property and equipment.

        A reconciliation of segment loss to consolidated loss before income taxes is as follows:

Three Months Ended March 31, 2009
(In Thousands)
Segment loss	$(1,543,561)
Interest and other income	209
General and administrative expense	(16,085)
Depreciation and amortization expense	(2,383)
Interest expense	(36,545)
Realized and unrealized gains on derivative instruments, net	139,328
Other, net	(9,083)

Loss before income taxes	$(1,468,120)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2010					December 31, 2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$213,069	2	707	—	213,778	456,978	379	9,864	—	467,221
Accounts receivable	64,158	26,444	43,390	(1,202)	132,790	79,857	24,406	22,671	(580)	126,354
Deferred income taxes	—	—	—	—	—	6,589	519	—	—	7,108
Other current assets	185,897	951	28,114	—	214,962	115,663	797	12,849	—	129,309

Total current assets	463,124	27,397	72,211	(1,202)	561,530	659,087	26,101	45,384	(580)	729,992
Property and equipment, at cost	7,228,860	1,107,838	1,808,125	—	10,144,823	7,093,082	1,074,610	1,657,986	—	9,825,678
Less accumulated depreciation, depletion, and amortization	5,534,411	1,001,814	1,119,065	—	7,655,290	5,502,530	994,005	1,069,936	—	7,566,471

Net property and equipment	1,694,449	106,024	689,060	—	2,489,533	1,590,552	80,605	588,050	—	2,259,207
Investment in subsidiaries	342,988	—	—	(342,988)	—	308,424	—	—	(308,424)	—
Note receivable from subsidiary	162,529	—	—	(162,529)	—	135,529	—	—	(135,529)	—
Goodwill	216,460	22,960	17,058	—	256,478	216,460	22,960	16,488	—	255,908
Due from (to) parent and subsidiaries	229,299	(63,401)	(165,898)	—	—	215,679	(60,884)	(154,795)	—	—
Deferred income taxes	374,516	—	—	(2,458)	372,058	395,519	—	—	(2,458)	393,061
Other assets	42,062	6	2,429	—	44,497	44,087	6	2,429	—	46,522

	$3,525,427	92,986	614,860	(509,177)	3,724,096	3,565,337	68,788	497,556	(446,991)	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$215,978	4,964	103,056	(1,202)	322,796	238,935	6,825	39,122	(580)	284,302
Current portion of long-term-debt	—	—	—	—	—	156,678	—	—	—	156,678
Other current liabilities	111,883	51	6,554	—	118,488	86,633	64	7,343	—	94,040

Total current liabilities	327,861	5,015	109,610	(1,202)	441,284	482,246	6,889	46,465	(580)	535,020
Long-term debt	1,866,727	—	—	—	1,866,727	1,865,836	—	—	—	1,865,836
Note payable to parent	—	—	162,529	(162,529)	—	—	—	135,529	(135,529)	—
Other liabilities	122,215	161	33,380	—	155,756	121,869	769	35,158	—	157,796
Deferred income taxes	921	20,228	33,935	(2,458)	52,626	16,232	4,446	28,664	(2,458)	46,884

Total liabilities	2,317,724	25,404	339,454	(166,189)	2,516,393	2,486,183	12,104	245,816	(138,567)	2,605,536
Shareholders' equity	1,207,703	67,582	275,406	(342,988)	1,207,703	1,079,154	56,684	251,740	(308,424)	1,079,154

	$3,525,427	92,986	614,860	(509,177)	3,724,096	3,565,337	68,788	497,556	(446,991)	3,684,690

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2010					2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil and gas sales	$142,456	41,142	38,131	—	221,729	133,143	32,521	28,995	—	194,659
Interest and other	1,684	9	6	(1,563)	136	3,057	75	53	(2,976)	209
Equity earnings (losses) in subsidiaries	41,067	—	—	(41,067)	—	(310,643)	—	—	310,643	—

Total revenues	185,207	41,151	38,137	(42,630)	221,865	(174,443)	32,596	29,048	307,667	194,868
Costs, expenses, and other:
Lease operating expenses	20,631	2,689	5,782	—	29,102	28,925	5,556	6,750	—	41,231
Other direct operating costs	11,224	2,614	2,449	—	16,287	13,153	1,474	2,312	—	16,939
General and administrative	15,648	548	2,557	—	18,753	13,312	715	2,058	—	16,085
Depreciation, depletion, and amortization	30,883	7,809	13,620	—	52,312	71,516	18,011	15,025	—	104,552
Ceiling test write-down of oil and gas properties	—	—	—	—	—	1,155,777	218,567	201,499	—	1,575,843
Interest expense	37,303	857	1,446	(1,563)	38,043	31,667	2,303	5,551	(2,976)	36,545
Realized and unrealized gains on derivative instruments, net	(77,047)	(15,954)	(210)	—	(93,211)	(113,095)	(25,723)	(510)	—	(139,328)
Other, net	(2,704)	(52)	(5,238)	—	(7,994)	5,610	96	5,415	—	11,121

Total costs, expenses, and other	35,938	(1,489)	20,406	(1,563)	53,292	1,206,865	220,999	238,100	(2,976)	1,662,988

Earnings (loss) before income taxes	149,269	42,640	17,731	(41,067)	168,573	(1,381,308)	(188,403)	(209,052)	310,643	(1,468,120)
Income tax	40,107	15,786	3,518	—	59,411	(203,535)	(35,928)	(50,884)	—	(290,347)

Net earnings (loss)	$109,162	26,854	14,213	(41,067)	109,162	(1,177,773)	(152,475)	(158,168)	310,643	(1,177,773)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2010				2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$68,095	26,854	14,213	109,162	(867,130)	(152,475)	(158,168)	(1,177,773)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	30,883	7,809	13,620	52,312	71,516	18,011	15,025	104,552
Unrealized gains on derivative instruments, net	(68,289)	(14,759)	(194)	(83,242)	(54,947)	(12,347)	(245)	(67,539)
Deferred income tax	39,390	15,786	3,518	58,694	(204,803)	(35,928)	(50,884)	(291,615)
Ceiling test write-down of oil and gas properties	—	—	—	—	1,155,777	218,567	201,499	1,575,843
Other, net	2,867	41	(6,547)	(3,639)	9,017	81	3,940	13,038
Changes in operating assets and liabilities:
Accounts receivable	15,699	(2,038)	(18,716)	(5,055)	46,994	3,438	(7,152)	43,280
Other current assets	12,064	(154)	(14,784)	(2,874)	10,465	(348)	19	10,136
Accounts payable and accrued liabilities	(66,341)	(2,879)	2,727	(66,493)	(71,829)	(5,014)	(13,139)	(89,982)
Accrued interest and other current liabilities	8,041	(21)	(1,207)	6,813	30,496	(249)	(1,821)	28,426

Net cash provided (used) by operating activities	42,409	30,639	(7,370)	65,678	125,556	33,736	(10,926)	148,366
Investing activities:
Capital expenditures for property and equipment	(107,640)	(32,101)	(53,597)	(193,338)	(228,685)	(56,534)	(37,950)	(323,169)
Proceeds from sales of assets	157	40	10,569	10,766	96	—	6,196	6,292

Net cash used by investing activities	(107,483)	(32,061)	(43,028)	(182,572)	(228,589)	(56,534)	(31,754)	(316,877)
Financing activities:
Issuance of 8 1/2% senior notes, net of issuance costs	—	—	—	—	559,767	—	—	559,767
Redemption of 7 3/4% senior notes	(151,938)	—	—	(151,938)	—	—	—	—
Proceeds from bank borrowings	—	—	7,875	7,875	373,000	—	57,856	430,856
Repayments of bank borrowings	—	—	(7,875)	(7,875)	(763,000)	—	(36,484)	(799,484)
Net activity in investments from subsidiaries	(40,289)	1,839	38,450	—	(42,729)	25,262	17,467	—
Other, net	13,392	(794)	2,829	15,427	(24,766)	(2,517)	3,326	(23,957)

Net cash (used) provided by financing activities	(178,835)	1,045	41,279	(136,511)	102,272	22,745	42,165	167,182
Effect of exchange rate changes on cash	—	—	(38)	(38)	—	—	(20)	(20)

Net decrease in cash and cash equivalents	(243,909)	(377)	(9,157)	(253,443)	(761)	(53)	(535)	(1,349)
Cash and cash equivalents at beginning of period	456,978	379	9,864	467,221	1,226	74	905	2,205

Cash and cash equivalents at end of period	$213,069	2	707	213,778	465	21	370	856

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

        We currently conduct our operations in three geographical segments: the United States, Canada, and International. Our core operational areas, where the majority of our exploration and development activities are planned in 2010, are the Texas Panhandle area, the East Texas / North Louisiana area, and the Canadian Deep Basin area in Alberta and British Columbia. Our total estimated proved reserves as of December 31, 2009 were approximately 2,121 Bcfe. At December 31, 2009, approximately 83% of our estimated proved oil and natural gas reserves were in the United States, approximately 15% were in Canada, and approximately 2% were in Italy. Approximately 80% of our estimated proved reserves were natural gas as of December 31, 2009. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included or incorporated by reference in Forest's 2009 Annual Report on Form 10-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions."

First Quarter 2010 Summary

        Forest's first quarter 2010 highlights and other significant items were as follows:

  •
  Forest reported net earnings of $109 million in the first quarter of 2010, or $.97 per diluted share, compared to a net loss of $1.2 billion, or $12.32 per diluted share, in the first quarter 2009.

  •
  Oil and gas production for the first quarter of 2010 decreased to 38 Bcfe from 49 Bcfe in the corresponding period in 2009, due primarily to non-core oil and gas property divestitures in late 2009.

  •
  Oil and gas sales increased 14% in the first quarter of 2010 to $222 million from $195 million in the corresponding period in 2009, due primarily to a 50% increase in average realized oil and gas prices more than offsetting lower production volumes.

  •
  Forest redeemed $150 million of its 7 3/4% senior notes due 2014 at 101.292% of par in January 2010.

RESULTS OF OPERATIONS

        Forest reported net earnings of $109 million in the first quarter of 2010, or $.97 per diluted share, compared to a net loss of $1.2 billion, or $12.32 per diluted share, in the first quarter 2009. The increase in net earnings in the first quarter 2010 compared to the first quarter 2009 was primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009 which was caused by the significant decline in spot natural gas prices at March 31, 2009. Higher realized oil and gas prices in the first quarter 2010 as compared to the first quarter 2009 also contributed to the increase in net earnings; however, the increase in realized prices was somewhat offset by a decrease in realized gains on derivative instruments and a decrease in production between the two periods due to non-core oil and gas property divestitures in 2009. Forest's earnings before interest expense; income taxes; depletion, depreciation, and amortization expense; and certain other items ("Adjusted EBITDA"), were $171 million and $193 million for the three months ended March 31, 2010 and 2009, respectively. The fluctuation in Adjusted EBITDA between the two periods was primarily driven by changes in oil and gas revenues and realized gains and losses on oil and gas derivative instruments, each as discussed below. Adjusted EBITDA is not considered a performance measure under U.S. Generally Accepted Accounting Principles ("GAAP") and reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this performance measure, as well as a reconciliation to the most directly comparable GAAP measure. Discussion of the components of the changes in our quarterly results follows.

Oil and Gas Production and Revenues

        Oil and gas production volumes, revenues, and average sales prices by product and location for the three months ended March 31, 2010 and 2009 are set forth in the table below.

	Three Months Ended March 31,
	2010				2009
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	24,107	502	677	31,181	32,120	937	810	42,602
Canada	4,979	180	47	6,341	5,468	168	64	6,860

Totals	29,086	682	724	37,522	37,588	1,105	874	49,462

Revenues (in thousands):
United States	$119,095	38,113	27,114	184,322	115,605	35,100	15,647	166,352
Canada	22,734	12,475	2,198	37,407	20,841	5,660	1,806	28,307

Totals	$141,829	50,588	29,312	221,729	136,446	40,760	17,453	194,659

Average sales price per unit:
United States	$4.94	75.92	40.05	5.91	3.60	37.46	19.32	3.90
Canada	4.57	69.31	46.77	5.90	3.81	33.69	28.22	4.13

Totals	$4.88	74.18	40.49	5.91	3.63	36.89	19.97	3.94

        Net oil and gas production in the first quarter 2010 was 37.5 Bcfe, or an average of 417 MMcfe per day, a 24% decrease from 49.5 Bcfe, or an average of 550 MMcfe per day, in the first quarter 2009. The decrease in oil and gas production for the comparable three month periods was primarily due to non-core oil and gas property divestitures that occurred in late 2009. Oil and gas revenues were $222 million in the first quarter 2010, a 14% increase as compared to $195 million in the first quarter 2009. The increase in oil and gas revenues between the comparable three month periods was primarily due to a 50% increase in average realized sales prices partially offset by the decrease in production discussed above.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$29,102	41,231
Production and property taxes	11,428	11,695
Transportation and processing costs	4,859	5,244

Production expense	$45,389	58,170

Production expense per Mcfe:
Lease operating expenses	$.78	.83
Production and property taxes	.30	.24
Transportation and processing costs	.13	.11

Production expense per Mcfe	$1.21	1.18

        Lease operating expenses in the first quarter 2010 were $29 million, or $.78 per Mcfe, compared to $41 million, or $.83 per Mcfe, in the first quarter 2009. The $12 million decrease in lease operating expense was due to the non-core oil and gas property divestitures that occurred during 2009 as well as cost control initiatives.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately to our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 5.2% and 6.0% for the three months ended March 31, 2010 and 2009, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs of $5 million in the first quarter 2010 were consistent with the first quarter of 2009 despite the reduction in transportation and processing costs associated with the 2009 non-core property divestitures due to slightly higher processing costs in other areas.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Stock-based compensation costs	$8,450	6,373
Other general and administrative costs	22,413	20,157
General and administrative costs capitalized	(12,110)	(10,445)

General and administrative expense	$18,753	16,085

        General and administrative expense in the first quarter 2010 was $19 million compared to $16 million in the first quarter 2009. The $3 million increase in general and administrative expense in the comparable three month periods was primarily due to increased employee compensation, including higher incentive stock-based compensation costs recognized in connection with the increase in Forest's common stock price during the first quarter of 2010. The percentage of general and administrative costs capitalized under the full cost method of accounting was consistent between the comparable periods at 39%.

Depreciation, Depletion, and Amortization

        Depreciation, depletion, and amortization expense in the first quarter 2010 was $52 million, or $1.39 per Mcfe, compared to $105 million, or $2.11 per Mcfe, in the first quarter 2009. The per-unit decrease for the comparable three month periods was primarily due to the oil and gas property divestitures that occurred during 2009 and due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009.

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, Forest recorded a $1.6 billion ceiling test write-down related to its United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The write-down was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. The March 31, 2009 spot price for natural gas was $3.63 per MMBtu compared to $5.71 at December 31, 2008. Our March 31, 2010 ceiling test calculation, which was calculated using $3.99 per MMBtu and $70.09 per barrel, which are the average natural gas and oil prices, respectively, from the twelve months prior to March 31, 2010, did not result in a ceiling test write-down.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Interest costs	$40,825	39,948
Interest costs capitalized	(2,782)	(3,403)

Interest expense	$38,043	36,545

        Interest expense in the first quarter 2010 totaled $38 million compared to $37 million in the first quarter 2009. Although our outstanding debt decreased to $1.9 billion as of March 31, 2010 from $2.9 billion as of March 31, 2009, interest expense did not decrease proportionately given the fact that the majority of the over $1 billion debt reduction was attributable to a reduction of borrowings under our bank credit facilities (which had a variable interest rate that averaged less than 2% in the first quarter of 2009).

        In order to effectively reduce the concentration of fixed-rate debt anticipated after the completion of our 2009 oil and gas property divestiture program and the related reduction in outstanding debt, Forest entered into fixed-to-floating interest rate swaps under which it has swapped, as of March 31, 2010, $500 million notional amount of 8.5% fixed-rate debt for an equal amount of variable rate debt with a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. Forest recognized approximately $3 million of realized gains under these interest rate swap arrangements during the first quarter of 2010. These gains are recorded as realized gains on derivatives rather than as a reduction to interest expense since Forest has not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$738	(10,449)
Gas	(7,186)	(60,816)
Interest	(3,521)	(524)

Subtotal realized (gains) on derivatives, net	(9,969)	(71,789)
Unrealized losses (gains) on derivatives, net:
Oil	1,553	5,567
Gas	(81,175)	(71,351)
Interest	(3,620)	(1,755)

Subtotal unrealized (gains) on derivatives, net	(83,242)	(67,539)

Realized and unrealized (gains) on derivatives, net	$(93,211)	(139,328)

Other, Net

        The table below sets forth the components of "Other, net" in our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Unrealized foreign currency exchange (gains) losses, net	$(6,650)	3,539
Unrealized losses on other investments, net	—	2,327
(Gain) on debt extinguishment, net	(4,578)	—
Other, net	1,395	3,217

	$(9,833)	9,083

Foreign Currency Exchange

        Unrealized foreign currency exchange gains and losses relate to outstanding intercompany indebtedness and advances, which are denominated in U.S. dollars, between Forest Oil Corporation and our wholly-owned Canadian subsidiary.

Unrealized Loss on Other Investments

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

Gain on Debt Extinguishment

        The net gain on debt extinguishment relates to the redemption in January 2010 of all $150 million of our 7 3/4% senior notes due 2014 at 101.292% of par. The net gain was driven by the write-off of unamortized deferred gains on the termination of interest rate swaps. See Note 4 to the Condensed Consolidated Financial Statements.

Current and Deferred Income Tax

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Percentages)
Current income tax	$717	1,268
Deferred income tax	58,694	(291,615)

Total income tax	$59,411	(290,347)

Effective tax rate	35%	20%

        Our combined U.S. and Canadian effective tax rate generally approximates 35% to 36% but will fluctuate based on the percentage of pre-tax income generated in the U.S. versus Canada. Our effective income tax rate was approximately 35% for the three months ended March 31, 2010 and 20% for the three months ended March 31, 2009. The significant variance between the effective tax rate in 2009 of 20% and our normal effective rate was primarily due to the valuation allowance placed on a portion of our deferred tax assets in the United States as of March 31, 2009. See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of our income taxes at the statutory U.S. federal rate to income taxes at our effective rate for each period presented.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. For the quarter ended March 31, 2010, natural gas accounted for approximately 78% of our total oil and gas production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of April 30, 2010, we had hedged, via commodity swaps and collar instruments, approximately 86 Bcfe of our total 2010 production and 7 Bcfe of our total 2011 oil production. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2010 and 2011. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk" below.

        The other primary source of liquidity is our combined U.S. and Canadian credit facilities, which had an aggregate borrowing base of $1.3 billion as of March 31, 2010. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. See—"Bank Credit Facilities"

below for further details. We had no amounts drawn on our credit facilities as of March 31, 2010 and April 30, 2010.

        The public and private capital markets have historically served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, in February 2009, we issued $600 million principal amount of 8 1/2% senior notes due 2014 in a private offering for net proceeds of $560 million and in May 2009, we issued approximately 14 million shares of common stock for net proceeds of $256 million. Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

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

        Our availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which was $1.3 billion as of March 31, 2010. We currently have allocated $1.155 billion to the borrowing base under the U.S. Facility and $145 million to the borrowing base under the Canadian Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the third or fourth quarter of 2010. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of April 30, 2010, our primary derivative counterparties are lenders and their affiliates, with six such lenders accounting for approximately 76 Bcfe, or 88% of our 2010 hedged production and approximately 7 Bcfe, or 100% of our 2011 hedged production. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Part 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

        As of March 31, 2010 and April 30, 2010, there were no outstanding borrowings under our Credit Facilities. The Company had used the Credit Facilities for approximately $2.4 million in letters of credit at March 31, 2010.

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash (used) provided by financing activities for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Net cash provided by operating activities	$65,678	148,366
Net cash (used) by investing activities	(182,572)	(316,877)
Net cash (used) provided by financing activities	(136,511)	167,182

        Net cash provided by operating activities is primarily affected by production volumes, commodity prices, the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the three months ended March 31, 2010 compared to the same period of 2009 was primarily due to an increased investment in net operating assets (i.e., working capital) in 2010 as compared to 2009. Discretionary cash flow, which is a non-GAAP liquidity measure that management uses to evaluate cash flow from operations before changes in working capital, was $133 million and $157 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in discretionary cash flow between the two periods was primarily driven by a net reduction in oil and gas revenues and realized gains and losses on oil and gas derivative instruments. Reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this non-GAAP liquidity measure.

        Net cash used by investing activities is primarily comprised of expenditures for the exploration and development of oil and gas properties net of proceeds from the dispositions of oil and gas properties. The decrease in net cash used by investing activities in the three months ended March 31, 2010 compared to the same period of 2009 was primarily due to less cash paid for capital expenditures in the first quarter 2010. See "Capital Expenditures" below. The major components of cash used by investing activities for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Exploration and development costs(1)	$(191,754)	(301,329)
Proceeds from sale of assets	10,766	6,292
Acquisition of other fixed assets	(1,584)	(21,840)

Net cash (used) by investing activities	$(182,572)	(316,877)

(1)
Cash paid for exploration and development costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the "Capital Expenditures" table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

        Net cash used by financing activities in the three months ended March 31, 2010 included the redemption of the 7 3/4% senior notes for $152 million. Net cash provided by financing activities in the three months ended March 31, 2009 included the issuance of the 8 1/2% senior notes for net proceeds of $560 million, offset by net repayments of bank borrowings of $369 million.

Capital Expenditures

        Expenditures for property exploration and development were as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Exploration and development costs:
Direct costs	$260,359	238,953
Overhead capitalized	12,110	10,445
Interest capitalized	2,782	3,403

Total capital expenditures(1)	$275,251	252,801

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $(9.6) million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

FORWARD-LOOKING STATEMENTS

        The information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "could," "should," "future," "potential," "continue," variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included or incorporated in Part I of our 2009 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP MEASURES

Adjusted EBITDA

        In addition to reporting net earnings as defined under GAAP, Forest also presents adjusted earnings before interest, taxes, depreciation, depletion, and amortization ("Adjusted EBITDA"), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization, as well as other items such as ceiling test write-downs of oil and gas properties, unrealized gains on derivative instruments, unrealized foreign currency exchange (gains) losses, unrealized losses on other investments, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent and should not be considered an alternative to GAAP measurements, such as net earnings (its most comparable GAAP financial measure), and Forest's calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, income taxes, depreciation, depletion, amortization, and other items, Forest believes the result is a useful measure across time in evaluating its fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Forest believes that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money or depletion and depreciation expense on capital assets or the payment of income taxes, which are necessary elements of Forest's operations. Because Adjusted EBITDA does not account for these and other expenses, its utility as a measure of Forest's operating performance has material limitations. Because of these limitations, Forest's management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Net earnings (loss)	$109,162	(1,177,773)
Income tax expense (benefit)	59,411	(290,347)
Unrealized (gains) on derivative instruments, net	(83,242)	(67,539)
Unrealized foreign currency exchange (gains) losses, net	(6,650)	3,539
Unrealized losses on other investments, net	—	2,327
Interest expense	38,043	36,545
(Gain) on debt extinguishment, net	(4,578)	—
Accretion of asset retirement obligations	1,839	2,038
Ceiling test write-down of oil and gas properties	—	1,575,843
Depreciation, depletion, and amortization	52,312	104,552
Stock-based compensation	4,654	3,947

Adjusted EBITDA	$170,951	193,132

Discretionary Cash Flow

        In addition to reporting cash provided by operating activities as defined under GAAP, Forest also presents discretionary cash flow, which is a non-GAAP liquidity measure. Discretionary cash flow consists of cash provided by operating activities before changes in working capital items. Management uses discretionary cash flow as a measure of liquidity and believes it provides useful information to investors because it assesses cash flow from operations for each period before changes in working capital, which fluctuates due to the timing of collections of receivables and the settlements of liabilities. This measure does not represent the residual cash flow available for discretionary expenditures, since Forest has mandatory debt service requirements and other non-discretionary expenditures that are not deducted from the measure. The following table provides a reconciliation of cash provided by operating activities, the most directly comparable GAAP measure, to discretionary cash flow for the periods presented.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Net cash provided by operating activities	$65,678	148,366
Changes in working capital:
Accounts receivable	5,055	(43,280)
Other current assets	2,874	(10,136)
Accounts payable and accrued liabilities	66,493	89,982
Accrued interest and other current liabilities	(6,813)	(28,426)

Discretionary cash flow	$133,287	156,506

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil, and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in commodity prices, or to protect the economics of property acquisitions, we make use of an oil and gas hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, and basis swaps with counterparties who, in general, are participants in our credit facilities. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2010, we had entered into the following swaps:

Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
April 2010 - December 2010	200	$6.28	$110,289	3,000	$76.06	$(7,299)

        Subsequent to March 31, 2010, through April 30, 2010, we entered into an additional gas swap covering 10 Bbtu per day for the period May 2010 through December 2010 at a hedged price of $4.505 per MMBtu.

Collars

        Forest also enters into costless collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2010, we had entered into the following collars:

Oil Collars (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
April 2010 - December 2010	2,000	$60.00/98.50	$(696)
Calendar 2011	2,000	75.00/92.80	(1,284)

        Subsequent to March 31, 2010, through April 30, 2010, we entered into an additional oil collar covering 1,000 barrels per day for Calendar 2011 at a hedged floor and ceiling price per barrel of $75.00 and $105.00, respectively.

Basis Swaps

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the natural gas production is sold. As of March 31, 2010, we had entered into the following basis swaps:

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
April 2010 - December 2010	Centerpoint	30	$(.95)	$(5,983)
April 2010 - December 2010	Houston Ship Channel	50	(.29)	(3,512)
April 2010 - December 2010	Mid Continent	60	(1.04)	(13,946)
April 2010 - December 2010	NGPL TXOK	40	(.44)	(3,336)

        The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at March 31, 2010 was a net asset of approximately $74.2 million.

Interest Rate Risk

        Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. As of March 31, 2010, we had entered into the following interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
April 2010 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$3,080

        In addition to the interest rate swaps, we periodically enter into interest rate swaptions that enable the counterparties to exercise options to enter into interest rate swaps with us in exchange for premiums paid to us. The premiums received on these swaptions are amortized as realized gains on derivatives over the terms of the related swaptions. We enter into these interest rate swaptions because our targeted floating interest rates are not attainable at the time in the interest rate swap market, yet premiums are available from counterparties for the option to swap our 8.5% fixed rate for the floating rates we had targeted. The table below sets forth our outstanding interest rate swaption as of March 31, 2010.

Interest Rate Swaption
Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate	Fair Value (In Thousands)
Jan 2010 - Apr 2010	May 2010 - Feb 2014	$350	$100,000	3 month LIBOR + 5.50%	8.50%	$(89)

        In April 2010, the interest rate swaption in the table above was unexercised and we entered into an additional interest rate swaption as set forth in the table below.

Interest Rate Swaption
Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate
April 2010 - August 2010	Aug 2010 - Feb 2014	$634	$100,000	3 month LIBOR + 5.75%	8.50%

        The estimated fair value of all our interest rate derivative instruments was approximately $3.0 million as of March 31, 2010.

Derivative Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the three months ended March 31, 2010, beginning with the fair value of our derivative contracts on December 31, 2009. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at March 31, 2010 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2009	$(5,389)	(596)	(5,985)
Premiums received	—	(350)	(350)
Net increase in fair value	86,070	7,458	93,528
Net contract (gains) recognized	(6,448)	(3,521)	(9,969)

As of March 31, 2010	$74,233	2,991	77,224

Interest Rates on Borrowings

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at March 31, 2010.

	2011	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Long-term debt:
Fixed rate	$285,000	112	600,000	1,000,000	1,885,112
Coupon interest rate	8.00%	7.00%	8.50%	7.25%	7.76%
Effective interest rate(1)	7.25%	7.50%	9.47%	7.24%	7.95%

(1)
The effective interest rates on the senior notes differ from the coupon interest rates due to the amortization of related discounts or premiums on the notes. The effective interest rate on the 8% senior notes due 2011 is further reduced from the coupon rate as a result of amortization of deferred gains related to interest rate swaps terminated in 2002 and 2003.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended March 31, 2010 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the first quarter 2010. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2010	4,656	$23.52	—	—
February 2010	112	26.26	—	—
March 2010	1,374	27.54	—	—

First Quarter Total	6,142	$24.47	—	—

Item 6.    EXHIBITS

  (a)
  Exhibits.

3.1		Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

3.2		Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.3		Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.4		Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation Registration Statement on Form S-2 (File No. 33-64949).

3.5		Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).

3.6		Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2008 (File No. 001-13515).

10.1		Forest Oil Corporation 2010 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated February 18, 2010 (File No. 001-13515)

31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2	+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
May 5, 2010	By:	/s/ MICHAEL N. KENNEDY Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

3.1		Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

3.2		Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.3		Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.4		Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation Registration Statement on Form S-2 (File No. 33-64949).

3.5		Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).

3.6		Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2008 (File No. 001-13515).

10.1		Forest Oil Corporation 2010 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated February 18, 2010 (File No. 001-13515)

31.1	*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2	+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.