Form 10-Q
period 2010-06-30
FOREST OIL CORP
filed 2010-08-06
CIK 38079

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

        As of July 30, 2010 there were 113,331,476 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$200,786	467,221
Accounts receivable	120,117	126,354
Derivative instruments	73,111	35,643
Deferred income taxes	—	7,108
Inventory	40,332	52,211
Other current assets	39,025	41,455

Total current assets	473,371	729,992
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,607,960 and $7,511,661	1,596,818	1,316,712
Unproved	824,674	828,645

Net oil and gas properties	2,421,492	2,145,357
Other property and equipment, net of accumulated depreciation and amortization of $52,595 and $54,810	96,128	113,850

Net property and equipment	2,517,620	2,259,207
Deferred income taxes	346,134	393,061
Goodwill	255,696	255,908
Derivative instruments	15,410	556
Other assets	42,545	45,966

	$3,650,776	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$260,345	284,302
Accrued interest	23,623	25,755
Derivative instruments	17,752	41,358
Deferred income taxes	17,665	—
Current portion of long-term debt	—	156,678
Asset retirement obligations	2,673	4,853
Other current liabilities	20,174	22,074

Total current liabilities	342,232	535,020
Long-term debt	1,867,534	1,865,836
Asset retirement obligations	83,548	88,450
Derivative instruments	3,157	826
Deferred income taxes	50,552	46,884
Other liabilities	70,115	68,520

Total liabilities	2,417,138	2,605,536
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 113,349,373 and 112,337,315 shares issued and outstanding	11,335	11,234
Capital surplus	2,667,817	2,652,689
Accumulated deficit	(1,510,010)	(1,652,426)
Accumulated other comprehensive income	64,496	67,657

Total shareholders' equity	1,233,638	1,079,154

	$3,650,776	3,684,690

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$207,954	181,630	429,683	376,289
Interest and other	141	435	277	644

Total revenues	208,095	182,065	429,960	376,933
Costs, expenses, and other:
Lease operating expenses	28,422	38,036	57,524	79,267
Production and property taxes	12,487	11,791	23,915	23,486
Transportation and processing costs	6,020	5,322	10,879	10,566
General and administrative	17,781	15,649	36,534	31,734
Depreciation, depletion, and amortization	62,446	68,137	114,758	172,689
Ceiling test write-down of oil and gas properties	—	—	—	1,575,843
Interest expense	37,109	43,175	75,152	79,720
Realized and unrealized (gains) losses on derivative instruments, net	(25,031)	32,781	(118,242)	(106,547)
Other, net	14,549	(3,964)	6,555	7,157

Total costs, expenses, and other	153,783	210,927	207,075	1,873,915
Earnings (loss) before income taxes	54,312	(28,862)	222,885	(1,496,982)
Income tax:
Current	4,008	237	4,725	1,505
Deferred	17,050	(66,240)	75,744	(357,855)

Total income tax	21,058	(66,003)	80,469	(356,350)

Net earnings (loss)	$33,254	37,141	142,416	(1,140,632)

Basic earnings (loss) per common share	$.29	.36	1.26	(11.58)

Diluted earnings (loss) per common share	$.29	.36	1.26	(11.58)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2009	112,337	$11,234	2,652,689	(1,652,426)	67,657	1,079,154
Exercise of stock options	218	22	4,181	—	—	4,203
Employee stock purchase plan	37	4	772	—	—	776
Restricted stock issued, net of cancellations	877	88	(88)	—	—	—
Amortization of stock-based compensation	—	—	13,960	—	—	13,960
Other, net	(120)	(13)	(3,697)	—	—	(3,710)
Comprehensive earnings:
Net earnings	—	—	—	142,416	—	142,416
Unfunded postretirement benefits, net of tax	—	—	—	—	685	685
Foreign currency translation	—	—	—	—	(3,846)	(3,846)

Total comprehensive earnings						139,255

Balances at June 30, 2010	113,349	$11,335	2,667,817	(1,510,010)	64,496	1,233,638

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net earnings (loss)	$142,416	(1,140,632)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	114,758	172,689
Ceiling test write-down of oil and gas properties	—	1,575,843
Deferred income tax	75,744	(357,855)
Unrealized (gains) losses on derivative instruments, net	(73,748)	52,978
Unrealized foreign currency exchange losses (gains), net	3,954	(5,886)
Unrealized losses on other investments, net	—	2,327
Stock-based compensation expense	9,731	8,184
Accretion of asset retirement obligations	3,748	4,181
Other, net	(708)	2,707
Changes in operating assets and liabilities:
Accounts receivable	5,900	61,161
Other current assets	14,357	15,475
Accounts payable and accrued liabilities	(46,577)	(114,476)
Accrued interest and other current liabilities	(3,616)	11,226

Net cash provided by operating activities	245,959	287,922
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(461,307)	(441,680)
Other fixed assets	(2,791)	(29,611)
Proceeds from sales of assets	107,198	29,703

Net cash used by investing activities	(356,900)	(441,588)
Financing activities:
Proceeds from bank borrowings	92,480	587,190
Repayments of bank borrowings	(92,480)	(1,193,634)
Redemption of 7 3/4% senior notes	(151,938)	—
Repurchases of 7% senior subordinated notes	(100)	(970)
Issuance of 8 1/2% senior notes, net of issuance costs	—	559,767
Proceeds from common stock offering, net of offering costs	—	256,253
Proceeds from the exercise of options and from employee stock purchase plan	4,979	892
Change in bank overdrafts	(2,387)	(48,986)
Other, net	(5,438)	(3,428)

Net cash (used) provided by financing activities	(154,884)	157,084
Effect of exchange rate changes on cash	(610)	(127)

Net (decrease) increase in cash and cash equivalents	(266,435)	3,291
Cash and cash equivalents at beginning of period	467,221	2,205

Cash and cash equivalents at end of period	$200,786	5,496

Cash paid during the period for:
Interest	$77,645	64,224
Income taxes	68,048	5,489

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2010 financial statement presentation.

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

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Under the treasury stock method, diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods by the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of potential common shares (i.e. stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists.

        The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest's stock incentive plans have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Performance units issued under Forest's stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units' vesting period only after the performance units vest with common shares being earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest's shareholder return over the performance units' vesting period in relation to the shareholder returns of specified peers. See Note 3 for more information on the performance units. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

        Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010 as their inclusion would have an antidilutive effect. Unvested restricted stock grants and unvested participating phantom stock units that may be settled in shares were not included in the calculation of diluted earnings per share for the three months ended June 30, 2009 as their inclusion would have an antidilutive effect. Stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares were not included in the calculation of diluted loss per share for the six months ended June 30, 2009 as their inclusion would have an antidilutive effect.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$33,254	37,141	142,416	(1,140,632)
Net earnings attributable to participating securities	(656)	(638)	(2,685)	—

Net earnings (loss) attributable to common stock for basic earnings per share	32,598	36,503	139,731	(1,140,632)
Adjustment for liability-classified stock-based compensation awards	151	(162)	177	—

Net earnings (loss) for diluted earnings per share	$32,749	36,341	139,908	(1,140,632)

Weighted average common shares outstanding during the period for basic earnings per share	110,660	101,314	110,538	98,458
Dilutive effects of potential common shares	796	279	671	—

Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	111,456	101,593	111,209	98,458

Basic earnings (loss) per common share	$.29	.36	1.26	(11.58)

Diluted earnings (loss) per common share	$.29	.36	1.26	(11.58)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are foreign currency gains and losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings (loss)	$33,254	37,141	142,416	(1,140,632)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(12,988)	16,858	(3,846)	4,032
Unfunded postretirement benefits, net of tax	290	632	685	668

Total comprehensive earnings (loss)	$20,556	54,631	139,255	(1,135,932)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2010 and 2009, and the remaining unamortized amounts and weighted average amortization period as of June 30, 2010.

	Stock Options	Restricted Stock(1)	Phantom Stock Units	Total(2)
	(In Thousands)
Three months ended June 30, 2010:
Total stock-based compensation costs	$8	6,633	1,261	7,902
Less: stock-based compensation costs capitalized	(3)	(2,036)	(543)	(2,582)

Stock-based compensation costs expensed	$5	4,597	718	5,320

Six months ended June 30, 2010:
Total stock-based compensation costs	$230	13,454	2,529	16,213
Less: stock-based compensation costs capitalized	(96)	(4,727)	(1,132)	(5,955)

Stock-based compensation costs expensed	$134	8,727	1,397	10,258

Unamortized stock-based compensation costs	$631	45,983	8,426 (3)	55,040
Weighted average amortization period remaining	1.0 year	2.2 years	2.2 years	2.2 years
Three months ended June 30, 2009:
Total stock-based compensation costs	$60	6,664	377	7,101
Less: stock-based compensation costs capitalized	(27)	(2,741)	(198)	(2,966)

Stock-based compensation costs expensed	$33	3,923	179	4,135

Six months ended June 30, 2009:
Total stock-based compensation costs	$337	12,648	301	13,286
Less: stock-based compensation costs capitalized	(152)	(5,087)	(153)	(5,392)

Stock-based compensation costs expensed	$185	7,561	148	7,894

(1)
Includes performance units.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

(2)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.3 million of compensation cost was recognized for the three and six months ended June 30, 2010, respectively, and $.2 million and $.3 million of compensation cost was recognized for the three and six months ended June 30, 2009, respectively.

(3)
Based on the closing price of the Company's common stock on June 30, 2010.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the six months ended June 30, 2010.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2010	1,818,419	$21.26	$7,387	1,722,216
Granted	—
Exercised	(217,685)	19.31	1,624
Cancelled	(24,414)	34.33

Outstanding at June 30, 2010	1,576,320	$21.33	$12,909	1,530,907

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the six months ended June 30, 2010.

	Restricted Stock(1)			Phantom Stock Units(2)
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)(3)
Unvested at January 1, 2010	2,028,683	$39.44		475,063	$27.91
Awarded	1,212,843	25.97		122,185	24.46
Vested	(506,845)	40.03	$15,386	(59,440)	42.00	$1,741
Forfeited	(71,010)	37.53		(28,991)	37.01

Unvested at June 30, 2010	2,663,671	$33.25		508,817	$24.92

(1)
Includes performance units that were awarded to Forest's officers on May 21, 2010. There were 264,500 performance units awarded, with a grant date fair value of $31.63 each. Under the terms of the award agreements, each performance unit represents a contractual right to receive one share of Forest's common stock; provided that the actual number of shares that may be deliverable under an award will range from 0% to 200% of the number of performance units awarded, depending on Forest's relative total shareholder return in comparison to an identified peer group during the thirty-six month performance period ending on March 31, 2013.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

(2)
Of the unvested units of phantom stock at June 30, 2010, 264,085 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 244,732 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

(3)
Of the 59,440 phantom stock units that vested during the six months ended June 30, 2010, 59,000 units were settled in shares of common stock and 440 units were settled in cash.

(4) DEBT

        The components of debt are as follows:

	June 30, 2010				December 31, 2009
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
Credit Facilities	$—	—	—	—	—	—	—	—
8% Senior Notes due 2011(2)	285,000	1,938	1,222	288,160	285,000	2,583	1,638	289,221
7% Senior Subordinated Notes due 2013(3)	12	—	—	12	112	(2)	—	110
8 1/2% Senior Notes due 2014	600,000	(21,144)	—	578,856	600,000	(24,029)	—	575,971
7 3/4% Senior Notes due 2014(4)	—	—	—	—	150,000	(1,035)	7,713	156,678
7 1/4% Senior Notes due 2019	1,000,000	506	—	1,000,506	1,000,000	534	—	1,000,534

Total long-term debt	1,885,012	(18,700)	1,222	1,867,534	2,035,112	(21,949)	9,351	2,022,514
Less: current portion of long-term debt(4)	—	—	—	—	(150,000)	1,035	(7,713)	(156,678)

Long-term portion of long-term debt	$1,885,012	(18,700)	1,222	1,867,534	1,885,112	(20,914)	1,638	1,865,836

(1)
Represents the unamortized portion of gains realized upon termination of interest rate swaps in 2002 and 2003 that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

(2)
Due December 2011.

(3)
In May 2010, the Company repurchased $.1 million in principal amount of the 7% senior subordinated notes due 2013 at par.

(4)
In December 2009, the Company irrevocably called the 7 3/4% senior notes due 2014 and redeemed these notes in January 2010 at 101.292% of par and a net gain of $4.6 million was recognized upon redemption. The net gain was recognized due to the write-off of unamortized deferred gains on the termination of interest rate swaps.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

Bank Credit Facilities

        As of June 30, 2010, the Company had syndicated bank revolving credit agreements with total lender commitments of $1.8 billion. The credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012. At June 30, 2010, there were no outstanding borrowings under the Credit Facilities.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As of June 30, 2010, the borrowing base under the Credit Facilities was $1.3 billion, which Forest has allocated $1.155 billion to the U.S. Credit Facility and $145 million to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest's oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the third or fourth quarter of 2010. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2010 and 2009, Forest capitalized $10.5 million and $11.6 million of general and administrative costs (including stock-based compensation), respectively. During the six months ended June 30, 2010 and 2009, Forest capitalized $22.6 million and $22.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended June 30, 2010 and 2009, the Company capitalized $3.1 million and $3.4 million, respectively, of interest costs attributed to unproved properties. During the six months ended June 30, 2010 and 2009, the Company capitalized $5.9 million and $6.8 million, respectively, of interest costs attributed to unproved properties.

        Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5) PROPERTY AND EQUIPMENT (Continued)

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

        The Company performs a ceiling test each quarter on a country-by-country basis. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices (as discussed below), excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. The June 30, 2010 ceiling test, which did not result in a write-down, was based on average prices during the twelve-month period prior to June 30, 2010 pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule, which was effective beginning with December 31, 2009 reporting. The March 31, 2009 ceiling test, which was based on the March 31, 2009 spot prices, resulted in non-cash write-downs of oil and gas property costs of $1.4 billion in the United States cost center and $199.0 million in the Canada cost center.

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

        The following table summarizes the activity for Forest's asset retirement obligations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Asset retirement obligations at beginning of period	$93,303	96,991
Accretion expense	3,748	4,181
Liabilities incurred	1,461	2,334
Liabilities settled	(614)	(2,153)
Disposition of properties	(7,143)	(2,138)
Revisions of estimated liabilities	(4,282)	(3,922)
Impact of foreign currency exchange rate	(252)	513

Asset retirement obligations at end of period	86,221	95,806
Less: current asset retirement obligations	(2,673)	(4,368)

Long-term asset retirement obligations	$83,548	91,438

(7) FAIR VALUE MEASUREMENTS

        The Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2010 are set forth in the table below.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$70,133
Interest rate	18,388

Total assets	$88,521

Liabilities:
Derivative instruments(2)
Commodity	$20,904
Interest rate	5

Total liabilities	$20,909

(1)
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

(2)
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

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009. The Company did not have assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at any time during 2010.

	Six Months Ended June 30, 2009
	Equity Securities	Debt Securities(1)
	(In Thousands)
Balance at beginning of period	$—	1,670
Total losses (realized/unrealized):
Included in earnings	(657)	(1,670)
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Transfers in and/or out of Level 3(2)(3)	657	—

Balance at end of period	$—	—

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(657)	(1,670)

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

        The table below sets forth losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009, which are reported in the Condensed Consolidated Statements of Operations under "Other, net." The Company did not record any gains or losses (realized and unrealized) related to assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 or the three months ended June 30, 2009.

	Six Months Ended June 30, 2009
	Equity Securities	Debt Securities
	(In Thousands)
Total losses included in earnings for the period	$657	1,670

Change in unrealized losses relating to assets still held at end of period	$657	1,670

        The fair values and carrying amounts of the Company's financial instruments are summarized below for the periods presented.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$200,786	200,786	467,221	467,221
Derivative instruments	88,521	88,521	36,199	36,199
Liabilities:
Derivative instruments	20,909	20,909	42,184	42,184
8% senior notes due 2011	288,160	302,100	289,221	296,400
7% senior subordinated notes due 2013	12	12	110	112
8 1/2% senior notes due 2014	578,856	636,000	575,971	630,000
7 3/4% senior notes due 2014	—	—	156,678	151,938
7 1/4% senior notes due 2019	1,000,506	1,005,000	1,000,534	992,500

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

        The table below sets forth Forest's outstanding commodity swaps and costless collars as of June 30, 2010.

Commodity Swaps and Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
July 2010 - December 2010	210	$6.20	3,000	$76.06
Calendar 2011	55	6.02	—	—
Collars:
July 2010 - December 2010	—	—	2,000	60.00/98.50	(1)
Calendar 2011	—	—	3,000	75.00/91.87	(1)(2)

(1)
Represents weighted average hedged floor and ceiling price per Bbl.

(2)
In May 2010, Forest lowered the hedged ceiling price on one of its existing Calendar 2011 oil collars covering 1,000 barrels per day from $105.00 per Bbl to $90.00 per Bbl in exchange for a new natural gas swap with a premium hedged price of $6.05 per MMBtu covering 10 Bbtu per day for Calendar 2011 with the same counterparty.

        In connection with several new gas swaps entered into during the second quarter of 2010, Forest also entered into commodity swaptions that enable the counterparties to exercise options to either enter into commodity swaps or increase the Bbtu per day on certain existing swaps, as the case may be, with Forest in exchange for Forest receiving premium hedged prices on the commodity swaps. During the three months ended June 30, 2010, Forest entered into gas swaps covering 45 Bbtu per day for Calendar 2011 at a weighted average hedged price of $6.02 per MMBtu. In connection with these swaps, the counterparties were granted the following commodity swaptions, which were outstanding as of June 30, 2010.

Commodity Swaptions
		Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
December 2010	Calendar 2011	30	$6.00	—	$—
December 2011	Calendar 2012	—	—	1,000	90.00

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

        Subsequent to June 30, 2010, through August 3, 2010, Forest entered into three additional gas swaps covering 35 Bbtu per day for Calendar 2011 for a weighted average hedged price of $5.61 per MMBtu. In connection with these swaps, Forest granted commodity swaptions, which expire in December 2010, that enable the counterparties to exercise options to double the Bbtu per day on the gas swaps covering 20 Bbtu per day at a weighted average hedged price of $5.51 per MMBtu and granted a $90.00 per Bbl call option on 1,000 barrels of oil per day for Calendar 2011.

        Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which a portion of its natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of June 30, 2010.

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
July 2010 - December 2010	Centerpoint	30	$(.95)
July 2010 - December 2010	Houston Ship Channel	50	(.29)
July 2010 - December 2010	Mid Continent	60	(1.04)
July 2010 - December 2010	NGPL TXOK	40	(.44)

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of June 30, 2010.

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
July 2010 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

        In addition to interest rate swaps, Forest periodically enters into interest rate swaptions that enable the counterparties to exercise options to enter into interest rate swaps with Forest in exchange for premiums paid to Forest. The premiums received on these swaptions are amortized as realized gains on derivatives over the terms of the related swaptions. Forest has entered into these interest rate swaptions because its targeted floating interest rates were not attainable at the time in the interest rate swap market, yet premiums were available from counterparties for the option to swap Forest's 8.5% fixed

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

rate for the floating rates it had targeted. The table below sets forth Forest's outstanding interest rate swaption as of June 30, 2010.

Interest Rate Swaption
Option Term	Underlying Swap Term	Premium Received (In Thousands)	Underlying Swap Notional Amount (In Thousands)	Underlying Swap Floating Rate	Underlying Swap Fixed Rate
April 2010 - Aug 2010	Aug 2010 - Feb 2014	$634	$100,000	3 month LIBOR + 5.75%	8.50%

Fair Value and Gains and Losses

        The table below summarizes the location and fair value amounts of Forest's derivative instruments reported in the Condensed Consolidated Balance Sheets as of the dates indicated. These derivative instruments are not designated as hedging instruments for accounting purposes. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative instruments with the same counterparty under its master netting arrangements. See Note 7 to the Condensed Consolidated Financial Statements for more information on the fair values of Forest's derivative instruments.

	June 30, 2010	December 31, 2009
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$63,280	35,454
Derivative instruments	6,853	—
Interest rate derivatives:
Current assets: derivative instruments	9,831	189
Derivative instruments	8,557	556

Total assets	88,521	36,199
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	17,747	40,843
Derivative instruments	3,157	—
Interest rate derivatives:
Current liabilities: derivative instruments	5	515
Derivative instruments	—	826

Total liabilities	20,909	42,184

Net derivative fair value	$67,612	(5,985)

        The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as "Realized and unrealized (gains) losses on

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

derivative instruments, net," for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Commodity derivatives:
Realized (gains)	$(31,215)	(84,843)	(37,663)	(156,108)
Unrealized losses (gains)	25,005	113,399	(54,617)	47,615
Interest rate derivatives:
Realized (gains)	(3,310)	(2,893)	(6,831)	(3,417)
Unrealized (gains) losses	(15,511)	7,118	(19,131)	5,363

Realized and unrealized (gains) losses on derivative instruments, net	$(25,031)	32,781	(118,242)	(106,547)

        Due to the volatility of oil and natural gas prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

        Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. All but one of the counterparties is a lender, or an affiliate of a lender, under the Credit Facilities, which provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions with Forest. None of these counterparties require collateral beyond that already pledged under the Credit Facilities. The remaining counterparty, a purchaser of Forest's natural gas production, generally is a net debtor to Forest and as a result of these purchases does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest. Forest is currently evaluating the impact, if any, that the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act will have on the existing derivative transactions under the Company's currently outstanding ISDA Master Agreements and Schedules, as well as Forest's ability to enter into such transactions and agreements in the future.

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

        The vast majority of Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to us, the fair value of which was $71.0 million at June 30, 2010. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At June 30, 2010, Forest owed a net derivative liability to four counterparties, the fair value of which was $3.4 million.

(9) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Federal income tax at 35% of earnings (loss) before income taxes	$19,009	(10,102)	78,010	(523,944)
Change in valuation allowance for deferred tax assets	512	(52,680)	(178)	163,157
State income taxes, net of federal income tax benefits	634	(413)	2,306	(14,657)
Effect of differing tax rates in Canada	175	(463)	(1,154)	11,875
Effect of federal, state, and foreign tax on permanent items	712	(977)	2,037	2,143
Adjustments for statutory rate reductions and other	16	(1,368)	(552)	5,076

Total income tax	$21,058	(66,003)	80,469	(356,350)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of "Other, net" in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized foreign currency exchange losses (gains), net	$10,604	(9,425)	3,954	(5,886)
Unrealized losses on other investments, net	—	—	—	2,327
Accretion of asset retirement obligations	1,909	2,143	3,748	4,181
Loss (gain) on debt extinguishment, net	2	—	(4,576)	—
Other, net	2,034	3,318	3,429	6,535

	$14,549	(3,964)	6,555	7,157

(11) GEOGRAPHICAL SEGMENTS

        At June 30, 2010, Forest conducted operations in one industry segment, oil and gas exploration and production, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Exploration and Production
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$169,699	38,255	—	207,954	354,021	75,662	—	429,683
Costs and expenses:
Lease operating expenses	22,479	5,943	—	28,422	45,947	11,577	—	57,524
Production and property taxes	11,862	625	—	12,487	22,668	1,247	—	23,915
Transportation and processing costs	3,271	2,749	—	6,020	5,926	4,953	—	10,879
Depletion	43,919	16,216	—	60,135	80,430	29,332	—	109,762
Accretion of asset retirement obligations	1,627	258	24	1,909	3,176	523	49	3,748

Segment earnings (loss)	$86,541	12,464	(24)	98,981	195,874	28,030	(49)	223,855

Capital expenditures(1)	$164,270	52,240	991	217,501	330,766	159,881	2,105	492,752

Goodwill(2)	$239,420	16,276	—	255,696	239,420	16,276	—	255,696

Long-lived assets(2)(3)	$1,879,893	548,632	89,095	2,517,620	1,879,893	548,632	89,095	2,517,620

Total assets(2)	$2,938,736	622,162	89,878	3,650,776	2,938,736	622,162	89,878	3,650,776

(1)
Includes estimated discounted asset retirement obligations of $6.8 million and $(2.8) million recorded during the three and six months ended June 30, 2010, respectively.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

(2)
As of June 30, 2010.

(3)
Consists of net property and equipment.

        A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In Thousands)
Segment earnings	$98,981	223,855
Interest and other income	141	277
General and administrative expense	(17,781)	(36,534)
Depreciation and amortization expense	(2,311)	(4,996)
Interest expense	(37,109)	(75,152)
Realized and unrealized gains on derivative instruments, net	25,031	118,242
Other, net	(12,640)	(2,807)

Earnings before income taxes	$54,312	222,885

	Oil and Gas Exploration and Production
	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$154,196	27,434	—	181,630	320,548	55,741	—	376,289
Costs and expenses:
Lease operating expenses	30,166	7,870	—	38,036	64,868	14,399	—	79,267
Production and property taxes	10,974	817	—	11,791	21,918	1,568	—	23,486
Transportation and processing costs	3,346	1,976	—	5,322	6,385	4,181	—	10,566
Depletion	52,051	13,013	—	65,064	138,542	28,691	—	167,233
Ceiling test write-down of oil and gas properties	—	—	—	—	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,888	231	24	2,143	3,660	474	47	4,181

Segment earnings (loss)	$55,771	3,527	(24)	59,274	(1,291,647)	(192,593)	(47)	(1,484,287)

Capital expenditures(1)	$84,700	6,816	1,272	92,788	310,560	32,792	2,237	345,589

Goodwill(2)	$239,420	14,899	—	254,319	239,420	14,899	—	254,319

Long-lived assets(2)(3)	$2,542,658	491,426	79,569	3,113,653	2,542,658	491,426	79,569	3,113,653

Total assets(2)	$3,389,041	503,010	80,327	3,972,378	3,389,041	503,010	80,327	3,972,378

(1)
Includes estimated discounted asset retirement obligations of $(4.1) million and $(1.6) million recorded during the three and six months ended June 30, 2009, respectively.

(2)
As of June 30, 2009.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

(3)
Consists of net property and equipment.

        A reconciliation of segment earnings (loss) to consolidated loss before income taxes is as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In Thousands)
Segment earnings (loss)	$59,274	(1,484,287)
Interest and other income	435	644
General and administrative expense	(15,649)	(31,734)
Depreciation and amortization expense	(3,073)	(5,456)
Interest expense	(43,175)	(79,720)
Realized and unrealized (losses) gains on derivative instruments, net	(32,781)	106,547
Other, net	6,107	(2,976)

Loss before income taxes	$(28,862)	(1,496,982)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2010					December 31, 2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$200,163	1	622	—	200,786	456,978	379	9,864	—	467,221
Accounts receivable	46,808	36,050	37,707	(448)	120,117	79,857	24,406	22,671	(580)	126,354
Deferred income taxes	—	—	—	—	—	6,589	519	—	—	7,108
Other current assets	132,279	774	19,415	—	152,468	115,663	797	12,849	—	129,309

Total current assets	379,250	36,825	57,744	(448)	473,371	659,087	26,101	45,384	(580)	729,992
Property and equipment, at cost	7,273,707	1,134,625	1,769,843	—	10,178,175	7,093,082	1,074,610	1,657,986	—	9,825,678
Less accumulated depreciation, depletion, and amortization	5,558,455	1,014,910	1,087,190	—	7,660,555	5,502,530	994,005	1,069,936	—	7,566,471

Net property and equipment	1,715,252	119,715	682,653	—	2,517,620	1,590,552	80,605	588,050	—	2,259,207
Investment in subsidiaries	333,224	—	—	(333,224)	—	308,424	—	—	(308,424)	—
Note receivable from subsidiary	224,306	—	—	(224,306)	—	135,529	—	—	(135,529)	—
Goodwill	216,460	22,960	16,276	—	255,696	216,460	22,960	16,488	—	255,908
Due from (to) parent and subsidiaries	238,555	(54,920)	(183,635)	—	—	215,679	(60,884)	(154,795)	—	—
Deferred income taxes	359,885	—	—	(13,751)	346,134	395,519	—	—	(2,458)	393,061
Other assets	55,712	6	2,237	—	57,955	44,087	6	2,429	—	46,522

	$3,522,644	124,586	575,275	(571,729)	3,650,776	3,565,337	68,788	497,556	(446,991)	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$222,327	2,682	35,784	(448)	260,345	238,935	6,825	39,122	(580)	284,302
Current portion of long-term-debt	—	—	—	—	—	156,678	—	—	—	156,678
Other current liabilities	75,385	—	6,502	—	81,887	86,633	64	7,343	—	94,040

Total current liabilities	297,712	2,682	42,286	(448)	342,232	482,246	6,889	46,465	(580)	535,020
Long-term debt	1,867,534	—	—	—	1,867,534	1,865,836	—	—	—	1,865,836
Note payable to parent	—	—	224,306	(224,306)	—	—	—	135,529	(135,529)	—
Other liabilities	123,760	2,309	30,751	—	156,820	121,869	769	35,158	—	157,796
Deferred income taxes	—	33,360	30,943	(13,751)	50,552	16,232	4,446	28,664	(2,458)	46,884

Total liabilities	2,289,006	38,351	328,286	(238,505)	2,417,138	2,486,183	12,104	245,816	(138,567)	2,605,536
Shareholders' equity	1,233,638	86,235	246,989	(333,224)	1,233,638	1,079,154	56,684	251,740	(308,424)	1,079,154

	$3,522,644	124,586	575,275	(571,729)	3,650,776	3,565,337	68,788	497,556	(446,991)	3,684,690

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2010					2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil and gas sales	$116,748	52,353	38,853	—	207,954	122,634	31,156	27,840	—	181,630
Interest and other	1,083	—	3	(945)	141	3,761	16	(88)	(3,254)	435
Equity earnings (losses) in subsidiaries	18,186	—	—	(18,186)	—	16,346	—	—	(16,346)	—

Total revenues	136,017	52,353	38,856	(19,131)	208,095	142,741	31,172	27,752	(19,600)	182,065
Costs, expenses, and other:
Lease operating expenses	19,486	2,937	5,999	—	28,422	24,765	5,182	8,089	—	38,036
Other direct operating costs	11,894	3,615	2,998	—	18,507	12,762	2,000	2,351	—	17,113
General and administrative	14,412	615	2,754	—	17,781	13,161	612	1,876	—	15,649
Depreciation, depletion, and amortization	32,607	13,096	16,743	—	62,446	46,247	10,460	11,430	—	68,137
Interest expense	35,331	221	2,502	(945)	37,109	39,612	2,518	4,299	(3,254)	43,175
Realized and unrealized (gains) losses on derivative instruments, net	(21,014)	(3,987)	(30)	—	(25,031)	25,903	6,644	234	—	32,781
Other, net	1,577	84	12,888	—	14,549	332	45	(4,341)	—	(3,964)

Total costs, expenses, and other	94,293	16,581	43,854	(945)	153,783	162,782	27,461	23,938	(3,254)	210,927

Earnings (loss) before income taxes	41,724	35,772	(4,998)	(18,186)	54,312	(20,041)	3,711	3,814	(16,346)	(28,862)
Income tax	8,470	13,132	(544)	—	21,058	(57,182)	(7,678)	(1,143)	—	(66,003)

Net earnings (loss)	$33,254	22,640	(4,454)	(18,186)	33,254	37,141	11,389	4,957	(16,346)	37,141

	Six Months Ended June 30,
	2010					2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil and gas sales	$259,204	93,495	76,984	—	429,683	255,777	63,677	56,835	—	376,289
Interest and other	2,767	9	9	(2,508)	277	6,818	91	(35)	(6,230)	644
Equity earnings (losses) in subsidiaries	59,253	—	—	(59,253)	—	(294,297)	—	—	294,297	—

Total revenues	321,224	93,504	76,993	(61,761)	429,960	(31,702)	63,768	56,800	288,067	376,933
Costs, expenses, and other:
Lease operating expenses	40,117	5,626	11,781	—	57,524	53,690	10,738	14,839	—	79,267
Other direct operating costs	23,118	6,229	5,447	—	34,794	25,915	3,474	4,663	—	34,052
General and administrative	30,060	1,163	5,311	—	36,534	26,473	1,327	3,934	—	31,734
Depreciation, depletion, and amortization	63,490	20,905	30,363	—	114,758	117,763	28,471	26,455	—	172,689
Ceiling test write-down of oil and gas properties	—	—	—	—	—	1,155,777	218,567	201,499	—	1,575,843
Interest expense	72,634	1,078	3,948	(2,508)	75,152	71,279	4,821	9,850	(6,230)	79,720
Realized and unrealized gains on derivative instruments, net	(98,061)	(19,941)	(240)	—	(118,242)	(87,192)	(19,079)	(276)	—	(106,547)
Other, net	(1,127)	32	7.650	—	6,555	5,942	141	1,074	—	7,157

Total costs, expenses, and other	130,231	15,092	64,260	(2,508)	207,075	1,369,647	248,460	262,038	(6,230)	1,873,915

Earnings (loss) before income taxes	190,993	78,412	12,733	(59,253)	222,885	(1,401,349)	(184,692)	(205,238)	294,297	(1,496,982)
Income tax	48,577	28,918	2,974	—	80,469	(260,717)	(43,606)	(52,027)	—	(356,350)

Net earnings (loss)	$142,416	49,494	9,759	(59,253)	142,416	(1,140,632)	(141,086)	(153,211)	294,297	(1,140,632)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2010				2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$83,163	49,494	9,759	142,416	$(846,335)	(141,086)	(153,211)	(1,140,632)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	63,490	20,905	30,363	114,758	114,132	28,471	30,086	172,689
Unrealized (gains) losses on derivative instruments, net	(61,804)	(11,802)	(142)	(73,748)	44,484	8,373	121	52,978
Deferred income tax	43,852	28,918	2,974	75,744	(262,222)	(43,606)	(52,027)	(357,855)
Ceiling test write-down of oil and gas properties	—	—	—	—	1,155,777	218,567	201,499	1,575,843
Other, net	12,760	114	3,851	16,725	17,221	167	(5,875)	11,513
Changes in operating assets and liabilities:
Accounts receivable	33,049	(11,644)	(15,505)	5,900	52,501	4,123	4,537	61,161
Other current assets	21,011	23	(6,677)	14,357	16,233	(364)	(394)	15,475
Accounts payable and accrued liabilities	(41,127)	(3,334)	(2,116)	(46,577)	(85,082)	(7,730)	(21,664)	(114,476)
Accrued interest and other current liabilities	(2,572)	119	(1,163)	(3,616)	13,299	(267)	(1,806)	11,226

Net cash provided by operating activities	151,822	72,793	21,344	245,959	220,008	66,648	1,266	287,922
Investing activities:
Capital expenditures for property and equipment	(240,048)	(60,479)	(163,571)	(464,098)	(332,499)	(76,685)	(62,107)	(471,291)
Proceeds from sales of assets	79,976	1,608	25,614	107,198	19,564	3,676	6,463	29,703

Net cash used by investing activities	(160,072)	(58,871)	(137,957)	(356,900)	(312,935)	(73,009)	(55,644)	(441,588)
Financing activities:
Issuance of 8 1/2% senior notes, net of issuance costs	—	—	—	—	559,767	—	—	559,767
Proceeds from bank borrowings	—	—	92,480	92,480	494,000	—	93,190	587,190
Repayments of bank borrowings	—	—	(92,480)	(92,480)	(1,134,000)	—	(59,634)	(1,193,634)
Proceeds from common stock offering, net of offering costs	—	—	—	—	256,253	—	—	256,253
Redemption and repurchase of notes	(152,038)	—	—	(152,038)	(970)	—	—	(970)
Net activity in investments from subsidiaries	(92,058)	(13,586)	105,644	—	(33,961)	9,629	24,332	—
Other, net	(4,469)	(714)	2,337	(2,846)	(47,401)	(3,090)	(1,031)	(51,522)

Net cash (used) provided by financing activities	(248,565)	(14,300)	107,981	(154,884)	93,688	6,539	56,857	157,084
Effect of exchange rate changes on cash	—	—	(610)	(610)	—	—	(127)	(127)

Net (decrease) increase in cash and cash equivalents	(256,815)	(378)	(9,242)	(266,435)	761	178	2,352	3,291
Cash and cash equivalents at beginning of period	456,978	379	9,864	467,221	1,226	74	905	2,205

Cash and cash equivalents at end of period	$200,163	1	622	200,786	1,987	252	3,257	5,496

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

        The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and Notes thereto, the information under the headings "Forward-Looking Statements" and "Risk Factors" below, and the information included or incorporated by reference in Forest's 2009 Annual Report on Form 10-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions."

Second Quarter and Year-to-Date 2010 Summary

        Forest's second quarter and year-to-date 2010 highlights and other significant items were as follows:

  •
  Oil and gas production in the second quarter of 2010 increased 11% over the first quarter of 2010 due primarily to organic production growth from horizontal drilling activities in the Texas Panhandle. Oil and gas production decreased 11% in the second quarter of 2010 as compared to the second quarter of 2009 and 18% in the first six months of 2010 as compared to the first six months of 2009 due to the sale of nearly $1.2 billion of non-core oil and gas properties primarily in late 2009.

  •
  Oil and gas sales increased 14% in the second quarter of 2010 to $208 million from $182 million in the corresponding period in 2009 and 14% in the first six months of 2010 to $430 million from $376 million in the corresponding period in 2009. The increase in each period was due to increases in the average realized oil and gas prices more than offsetting lower production volumes.

  •
  Lease operating expenses were 16% lower on a per-unit basis in the second quarter of 2010 as compared to the second quarter of 2009 and were 12% lower in the first six months of 2010 as compared to the same period in 2009. The decrease in each period was attributable to cost reduction initiatives and the sale of non-core oil and gas properties in late 2009 that had higher per-unit operating costs as compared to the properties we retained.

  •
  Forest reported net earnings of $33 million in the second quarter of 2010, or $.29 per diluted share, compared to net earnings of $37 million, or $.36 per diluted share, in the second quarter

    2009, and net earnings of $142 million in the first six months of 2010, or $1.26 per diluted share, compared to a net loss of $1.1 billion, or $11.58 per diluted share, in the first six months of 2009.

RESULTS OF OPERATIONS

        Forest reported net earnings of $33 million in the second quarter of 2010, or $.29 per diluted share, compared to net earnings of $37 million, or $.36 per diluted share, in the second quarter 2009. The decrease in net earnings in the second quarter 2010 compared to the second quarter 2009 was primarily due to a $53 million reduction of a valuation allowance on a portion of our deferred tax assets during the second quarter 2009. Earnings before income taxes increased $83 million between the two quarterly periods due to increased commodity prices and an increase in realized and unrealized gains on derivatives. Forest reported net earnings of $142 million in the first six months of 2010, or $1.26 per diluted share, compared to a net loss of $1.1 billion, or $11.58 per diluted share, in the first six months of 2009. The increase in net earnings in the first six months of 2010 is primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009, which was caused by the significant decline in spot natural gas prices at March 31, 2009. Higher realized oil and gas prices in the first six months of 2010 as compared to the first six months of 2009 also contributed to the increase in net earnings; however, the increase in realized prices was somewhat offset by a decrease in realized gains on derivative instruments and a decrease in production between the two periods due to non-core oil and gas property divestitures that occurred primarily in late 2009.

        Forest's earnings before interest expense; income taxes; depletion, depreciation, and amortization expense; and certain other items ("Adjusted EBITDA"), were $181 million and $200 million for the quarters ended June 30, 2010 and 2009, respectively, and were $352 million and $393 million for the first six months of June 30, 2010 and 2009, respectively. The fluctuation in Adjusted EBITDA between the periods presented was primarily driven by changes in oil and gas revenues and realized gains and losses on oil and gas derivative instruments, each as discussed below. Adjusted EBITDA is not considered a performance measure under U.S. Generally Accepted Accounting Principles ("GAAP") and reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this performance measure, as well as a reconciliation to the most directly comparable GAAP measure. Discussion of the components of the changes in our quarterly and year-to-date results follows.

Oil and Gas Production and Revenues

        Oil and gas production volumes, revenues, and average sales prices by product and location for the three and six months ended June 30, 2010 and 2009 are set forth in the tables below.

	Three Months Ended June 30,
	2010				2009
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	25,997	635	855	34,937	30,076	879	782	40,042
Canada	5,547	251	32	7,245	6,032	163	57	7,352

Totals	31,544	886	887	42,182	36,108	1,042	839	47,394

Revenues (in thousands):
United States	$96,751	46,562	26,386	169,699	87,333	48,957	17,906	154,196
Canada	19,811	16,717	1,727	38,255	17,235	8,585	1,614	27,434

Totals	$116,562	63,279	28,113	207,954	104,568	57,542	19,520	181,630

Average sales price per unit:
United States	$3.72	73.33	30.86	4.86	2.90	55.70	22.90	3.85
Canada	3.57	66.60	53.97	5.28	2.86	52.67	28.32	3.73

Totals	$3.70	71.42	31.69	4.93	2.90	55.22	23.27	3.83

	Six Months Ended June 30,
	2010				2009
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	50,104	1,137	1,532	66,118	62,196	1,816	1,592	82,644
Canada	10,526	431	79	13,586	11,500	331	121	14,212

Totals	60,630	1,568	1,611	79,704	73,696	2,147	1,713	96,856

Revenues (in thousands):
United States	$215,846	84,675	53,500	354,021	202,938	84,057	33,553	320,548
Canada	42,545	29,192	3,925	75,662	38,076	14,245	3,420	55,741

Totals	$258,391	113,867	57,425	429,683	241,014	98,302	36,973	376,289

Average sales price per unit:
United States	$4.31	74.47	34.92	5.35	3.26	46.29	21.08	3.88
Canada	4.04	67.73	49.68	5.57	3.31	43.04	28.26	3.92

Totals	$4.26	72.62	35.65	5.39	3.27	45.79	21.58	3.89

        Net oil and gas production in the second quarter 2010 decreased 11% to 464 MMcfe per day from 521 MMcfe per day in the second quarter 2009. Net oil and gas production in the first six months of 2010 decreased 18% to 440 MMcfe per day from 535 MMcfe per day in the first six months of 2009. The decrease in oil and gas production for the comparable three and six month periods was due to non-core oil and gas property divestitures that occurred primarily in late 2009. Oil and gas revenues were $208 million in the second quarter 2010, a 14% increase as compared to $182 million in the second quarter 2009. Oil and gas revenues were $430 million in the first six months of 2010, a 14% increase as compared to $376 million in the first six months of 2009. The increase in oil and gas revenues between the comparable three and six month periods was primarily due to a 29% and 39%

increase in average realized sales prices, respectively, partially offset by the decrease in production discussed above.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$28,422	38,036	57,524	79,267
Production and property taxes	12,487	11,791	23,915	23,486
Transportation and processing costs	6,020	5,322	10,879	10,566

Production expense	$46,929	55,149	92,318	113,319

Production expense per Mcfe:
Lease operating expenses	$.67	.80	.72	.82
Production and property taxes	.30	.25	.30	.24
Transportation and processing costs	.14	.11	.14	.11

Production expense per Mcfe	$1.11	1.16	1.16	1.17

        Lease operating expenses in the second quarter 2010 were $28 million, or $.67 per Mcfe, compared to $38 million, or $.80 per Mcfe, in the second quarter 2009. Lease operating expenses in the first six months of 2010 were $57 million, or $.72 per Mcfe, compared to $79 million, or $.82 per Mcfe, in the first six months of 2009. The $10 million and $22 million decrease in lease operating expense between the comparable three and six month periods, respectively, was primarily due to the non-core oil and gas property divestitures that occurred during late 2009. Lease operating expenses on a per-Mcfe basis also decreased between the periods presented due to cost reduction initiatives and the sale of non-core oil and gas properties in late 2009 that had higher average per-unit operating costs as compared to the properties we retained.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately to our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 6.0% and 6.5% for the three months ended June 30, 2010 and 2009, respectively, and 5.6% and 6.2% for the six months ended June 30, 2010 and 2009, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs in the second quarter 2010 were $6 million, or $.14 per Mcfe, compared to $5 million, or $.11 per Mcfe, in the second quarter 2009. Transportation and processing costs in the first six months of 2010 were $11 million, or $.14 per Mcfe, compared to $11 million, or $.11 per Mcfe, in the first six months of 2009. Transportation and processing costs increased slightly between comparable periods due to higher transportation costs in Canada and processing costs in other areas.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Stock-based compensation costs	$8,039	7,262	16,489	13,635
Other general and administrative costs	20,217	19,992	42,630	40,149
General and administrative costs capitalized	(10,475)	(11,605)	(22,585)	(22,050)

General and administrative expense	$17,781	15,649	36,534	31,734

        General and administrative expense in the second quarter 2010 was $18 million compared to $16 million in the second quarter 2009. General and administrative expense in the first six months of 2010 was $37 million compared to $32 million in the first six months of 2009. The increases in general and administrative expense in the comparable three and six month periods were primarily due to higher incentive stock-based compensation costs. The percentage of general and administrative costs capitalized under the full cost method of accounting was relatively consistent between each of the periods presented, ranging from 37% to 43%.

Depreciation, Depletion, and Amortization

        Depreciation, depletion, and amortization expense ("DD&A") in the second quarter 2010 was $62 million, or $1.48 per Mcfe, compared to $68 million, or $1.44 per Mcfe, in the second quarter 2009. For the six months ended June 30, 2010, DD&A was $115 million, or $1.44 per Mcfe, compared to $173 million, or $1.78 per Mcfe, for the first six months of 2009. The decrease of $.34 per Mcfe between the six-month periods was primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009.

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, Forest recorded a $1.6 billion ceiling test write-down related to its United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The write-down was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. The March 31, 2009 spot price for natural gas was $3.63 per MMBtu compared to $5.71 at December 31, 2008. Our June 30, 2010 ceiling test calculation, which was calculated using $4.10 per MMBtu and $75.92 per barrel, which are the average natural gas and oil prices, respectively, for the twelve months prior to June 30, 2010, did not result in a ceiling test write-down.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Interest costs	$40,237	46,585	81,062	86,532
Interest costs capitalized	(3,128)	(3,410)	(5,910)	(6,812)

Interest expense	$37,109	43,175	75,152	79,720

        Interest expense in the second quarter 2010 totaled $37 million compared to $43 million in the second quarter 2009. Interest expense was $75 million and $80 million for the six months ended June 30, 2010 and 2009, respectively. Although our outstanding debt decreased to $1.9 billion as of June 30, 2010 from $2.7 billion as of June 30, 2009, interest expense did not decrease proportionately given the fact that the majority of the debt reduction was attributable to a reduction of borrowings under our bank credit facilities (which had a variable interest rate that averaged less than 2% in the first six months of 2009). In order to effectively reduce the concentration of fixed-rate debt anticipated after the completion of our 2009 oil and gas property divestiture program and the related reduction in outstanding debt, Forest entered into fixed-to-floating interest rate swaps under which it has swapped, as of June 30, 2010, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. Forest recognized realized gains under its interest rate swaps of $3 million and $6 million during the three and six months ended June 30, 2010, respectively, and $.6 million and $.9 million during the three and six months ended June 30, 2009, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction to interest expense since Forest has not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$527	(3,848)	1,265	(14,297)
Gas	(31,742)	(80,995)	(38,928)	(141,811)
Interest	(3,310)	(2,893)	(6,831)	(3,417)

Subtotal realized (gains) on derivatives, net	(34,525)	(87,736)	(44,494)	(159,525)
Unrealized (gains) losses on derivatives, net:
Oil	(8,425)	26,118	(6,872)	31,685
Gas	33,430	87,281	(47,745)	15,930
Interest	(15,511)	7,118	(19,131)	5,363

Subtotal unrealized losses (gains) on derivatives, net	9,494	120,517	(73,748)	52,978

Realized and unrealized (gains) losses on derivatives, net	$(25,031)	32,781	(118,242)	(106,547)

Other, Net

        The table below sets forth the components of "Other, net" in our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized foreign currency exchange losses (gains), net	$10,604	(9,425)	3,954	(5,886)
Unrealized losses on other investments, net	—	—	—	2,327
Accretion of asset retirement obligations	1,909	2,143	3,748	4,181
Loss (gain) on debt extinguishment, net	2	—	(4,576)	—
Other, net	2,034	3,318	3,429	6,535

	$14,549	(3,964)	6,555	7,157

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

Accretion of Asset Retirement Obligations

        Accretion of asset retirement obligations is the expense recognized to increase the carrying amount of the liability associated with our asset retirement obligations as a result of the passage of time. See Note 6 to the Condensed Consolidated Financial Statements for more information on our asset retirement obligations.

Loss (Gain) on Debt Extinguishment

        The loss on debt extinguishment for the three months ended June 30, 2010 relates to the write-off of the unamortized discount associated with the $.1 million of 7% senior subordinated notes due 2013 that were repurchased during the quarter at par. The net gain on debt extinguishment for the six months ended June 30, 2010 includes the aforementioned loss as well as a net gain related to the January 2010 redemption of all $150 million of our 7 3/4% senior notes due 2014 at 101.292% of par. The net gain was recognized due to the write-off of unamortized deferred gains on the termination of interest rate swaps. See Note 4 to the Condensed Consolidated Financial Statements for more information on our debt.

Current and Deferred Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Percentages)
Current income tax	$4,008	237	4,725	1,505
Deferred income tax	17,050	(66,240)	75,744	(357,855)

Total income tax	$21,058	(66,003)	80,469	(356,350)

Effective tax rate	39%	229%	36%	24%

        Our combined U.S. and Canadian effective tax rate should generally approximate 36% of pre-tax income but will fluctuate based on the percentage of pre-tax income generated in the U.S. versus Canada. Our effective income tax rate was 39% and 36% for the three and six months ended June 30, 2010, respectively, and 229% and 24% for the three and six months ended June 30, 2009, respectively. The significant changes in our effective tax rates in the 2009 periods as compared to the 2010 periods are primarily due to the valuation allowances placed on a portion of our deferred tax assets in the United States during 2009. See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of our income taxes at the statutory U.S. federal rate to income taxes at our effective rate for each period presented.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. For the six months ended June 30, 2010, natural gas accounted for approximately 76% of our total oil and gas production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of August 3, 2010, we had hedged, via commodity swaps and collar instruments, approximately 86 Bcfe of our total 2010 production and 39 Bcfe, excluding outstanding swaptions and call options, of our total 2011 production. We expect that this level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2010 and 2011. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk" below.

        The other primary source of liquidity is our combined U.S. and Canadian credit facilities, which had an aggregate borrowing base of $1.3 billion as of June 30, 2010. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. See—"Bank Credit Facilities" below for further details. We had no amounts drawn on our credit facilities as of June 30, 2010 and July 31, 2010.

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

        We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2009, we sold certain non-strategic assets for approximately $1.1 billion, a portion of which proceeds were used to pay off the outstanding balances under our credit facilities in 2009 and redeem our 7 3/4% senior notes due 2014 in January 2010. During the first six months of 2010 we have sold additional non-strategic assets for total proceeds of $107 million.

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

        Our availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which was $1.3 billion as of June 30, 2010. We currently have allocated $1.155 billion to the borrowing base under the U.S. Facility and $145 million to the borrowing base under the Canadian Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the third or fourth quarter of 2010. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

        As of June 30, 2010 and July 31, 2010, there were no outstanding borrowings under our Credit Facilities. We had used the Credit Facilities for approximately $2 million in letters of credit at June 30, 2010.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of August 3, 2010, our primary derivative counterparties are lenders and their affiliates, with six such lenders accounting for approximately 78 Bcfe, or 91% of our 2010 hedged production and approximately 27 Bcfe, or 68% of our 2011 hedged production, excluding outstanding swaptions and call options. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Part 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash (used) provided by financing activities for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Net cash provided by operating activities	$245,959	287,922
Net cash (used) by investing activities	(356,900)	(441,588)
Net cash (used) provided by financing activities	(154,884)	157,084

        Net cash provided by operating activities is primarily affected by production volumes, commodity prices, the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the six months ended June 30, 2010 compared to the same period of 2009 was primarily due to lower realized gains on our derivative contracts offset somewhat by higher average sales prices and a decreased investment in net operating assets (i.e., working capital) during the six months ended June 30, 2010. Adjusted discretionary cash flow, which is a non-GAAP liquidity measure that management uses to evaluate cash flow from operations before changes in working capital, was $276 million and $315 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in adjusted discretionary cash flow between the six-month periods was primarily driven by a decrease in realized gains on oil and gas derivative instruments. Reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this non-GAAP liquidity measure, as well as a reconciliation to the most directly comparable GAAP measure.

        Net cash used by investing activities is primarily comprised of expenditures for the exploration and development of oil and gas properties and leasehold acquisition costs net of proceeds from the dispositions of oil and gas properties. The decrease in net cash used by investing activities in the six months ended June 30, 2010 compared to the same period of 2009 was primarily due to increased proceeds from sales of assets during the six months ended June 30, 2010 as compared to the same period of 2009. The major components of cash used by investing activities for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(461,307)	(441,680)
Proceeds from sale of assets	107,198	29,703
Acquisition of other fixed assets	(2,791)	(29,611)

Net cash (used) by investing activities	$(356,900)	(441,588)

(1)
Cash paid for exploration, development, and leasehold acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the "Capital Expenditures" table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

        Net cash used by financing activities in the six months ended June 30, 2010 included the redemption of the 7 3/4% senior notes for $152 million. Net cash provided by financing activities in the six months ended June 30, 2009 included the issuance of the 8 1/2% senior notes for net proceeds of $560 million and the issuance of common stock for proceeds of $256 million partially offset by net repayments of bank borrowings of $606 million.

Capital Expenditures

        Expenditures for property exploration, development, and leasehold acquisition costs were as follows:

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Exploration, development, and leasehold acquisition costs:
Direct costs:
Exploration and development	$369,998	308,260
Leasehold acquisition costs	94,259	8,467
Overhead capitalized	22,585	22,050
Interest capitalized	5,910	6,812

Total capital expenditures(1)	$492,752	345,589

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $(2.8) million and $(1.6) million for the six months ended June 30, 2010 and 2009, respectively.

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

  •
  our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

  •
  the impact of federal, state, and local political, legislative, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations.

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included or incorporated in Part I of our 2009 Annual Report on Form 10-K and the risks described in Part II, Item 1A, "Risk Factors," in this Form 10-Q.

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

RECONCILIATION OF NON-GAAP MEASURES

Adjusted EBITDA

        In addition to reporting net earnings as defined under GAAP, Forest also presents adjusted earnings before interest, income taxes, depreciation, depletion, and amortization ("Adjusted EBITDA"), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization, as well as other items such as ceiling test write-downs of oil and gas properties, unrealized losses (gains) on derivative instruments, unrealized and realized foreign currency exchange losses (gains), unrealized losses on other investments, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent and should not be considered an alternative to GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Forest's calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, income taxes, depreciation, depletion, amortization, and other items, Forest believes the result is a useful measure across time in evaluating its fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Forest believes that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money or depletion and depreciation expense on capital assets or the payment of income taxes, which are necessary elements of Forest's operations. Because Adjusted EBITDA does not account for these and other expenses, its utility as a measure of Forest's operating performance has material limitations. Because of these limitations, Forest's management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings (loss)	$33,254	37,141	142,416	(1,140,632)
Income tax expense (benefit)	21,058	(66,003)	80,469	(356,350)
Unrealized losses (gains) on derivative instruments, net	9,494	120,517	(73,748)	52,978
Unrealized foreign currency exchange losses (gains), net	10,604	(9,425)	3,954	(5,886)
Unrealized losses on other investments, net	—	—	—	2,327
Interest expense	37,109	43,175	75,152	79,720
Loss (gain) on debt extinguishment, net	2	—	(4,576)	—
Accretion of asset retirement obligations	1,909	2,143	3,748	4,181
Ceiling test write-down of oil and gas properties	—	—	—	1,575,843
Depreciation, depletion, and amortization	62,446	68,137	114,758	172,689
Stock-based compensation	5,077	4,237	9,731	8,184

Adjusted EBITDA	$180,953	199,922	351,904	393,054

Adjusted Discretionary Cash Flow

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Net cash provided by operating activities	$180,281	139,556	245,959	287,922
Changes in working capital:
Accounts receivable	(10,955)	(17,881)	(5,900)	(61,161)
Other current assets	(17,231)	(5,339)	(14,357)	(15,475)
Accounts payable and accrued liabilities	(19,916)	24,494	46,577	114,476
Accrued interest and other current liabilities	10,429	17,200	3,616	(11,226)

Adjusted discretionary cash flow	$142,608	158,030	275,895	314,536

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil, and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in commodity prices, or to protect the economics of property acquisitions, we make use of an oil and gas hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, basis swaps, and other derivative instruments with counterparties who, in general, are participants in our credit facilities. These arrangements, which are typically based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2010, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2010 - December 2010	210	$6.20	$52,789	3,000	$76.06	$(480)
Calendar 2011	55	6.02	13,366	—	—	—

        Subsequent to June 30, 2010, through August 3, 2010, we entered into three additional gas swaps covering 35 Bbtu per day for Calendar 2011 for a weighted average hedged price of $5.61 per MMBtu. In connection with these swaps, we granted commodity swaptions, which expire in December 2010, that enable the counterparties to exercise options to double the Bbtu per day on the gas swaps covering 20 Bbtu per day at a weighted average hedged price of $5.51 per MMBtu and granted a $90.00 per Bbl call option on 1,000 barrels of oil per day for Calendar 2011. See "Commodity Swaptions" below for further discussion of our outstanding commodity swaptions.

Collars

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2010, we had entered into the following collars:

Oil Collars (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
July 2010 - December 2010	2,000	$60.00/98.50	$96
Calendar 2011	3,000	75.00/91.87	2,688

Commodity Swaptions

        In connection with several new gas swaps entered into during the second quarter of 2010, we also entered into commodity swaptions that enable the counterparties to exercise options to either enter into commodity swaps or increase the Bbtu per day on certain existing swaps, as the case may be, with us in exchange for us receiving premium hedged prices on the commodity swaps. During the three months ended June 30, 2010, we entered into gas swaps covering 45 Bbtu per day for Calendar 2011 at a weighted average hedged price of $6.02 per MMBtu. In connection with these swaps, the counterparties were granted the following commodity swaptions, which were outstanding as of June 30, 2010.

Commodity Swaptions
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl	Fair Value (In Thousands)
December 2010	Calendar 2011	30	$6.00	$(2,485)	—	$—	$—
December 2011	Calendar 2012	—	—	—	1,000	90.00	(3,157)

        Subsequent to June 30, 2010, through August 3, 2010, we entered into additional gas swaptions and an oil call option. See "Swaps" above for further discussion.

Basis Swaps

        We also use basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which a portion of our natural gas production is sold. As of June 30, 2010, we had entered into the following basis swaps:

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
July 2010 - December 2010	Centerpoint	30	$(.95)	$(3,443)
July 2010 - December 2010	Houston Ship Channel	50	(.29)	(1,243)
July 2010 - December 2010	Mid Continent	60	(1.04)	(7,252)
July 2010 - December 2010	NGPL TXOK	40	(.44)	(1,650)

        The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at June 30, 2010 was a net asset of approximately $49.2 million.

Interest Rate Risk

        We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of June 30, 2010, we had entered into the following interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
July 2010 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$18,388

        In addition to the interest rate swaps, we periodically enter into interest rate swaptions that enable the counterparties to exercise options to enter into interest rate swaps with us in exchange for premiums paid to us. The premiums received on these swaptions are amortized as realized gains on derivatives over the terms of the related swaptions. We entered into these interest rate swaptions because our targeted floating interest rates were not attainable at the time in the interest rate swap market, yet premiums were available from counterparties for the option to swap our 8.5% fixed rate for the floating rates we had targeted. The table below sets forth our outstanding interest rate swaption as of June 30, 2010.

Interest Rate Swaption
Option Term	Swap Term	Premium Received (In Thousands)	Notional Amount (In Thousands)	Floating Rate	Fixed Rate	Fair Value (In Thousands)
April 2010 - Aug 2010	Aug 2010 - Feb 2014	$634	$100,000	3 month LIBOR + 5.75%	8.50%	$(5)

        The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $18.4 million as of June 30, 2010.

Derivative Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2010, beginning with the fair value of our derivative contracts on December 31, 2009. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2010 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2009	$(5,389)	(596)	(5,985)
Premiums received	—	(984)	(984)
Net increase in fair value	92,281	26,794	119,075
Net contract gains realized	(37,663)	(6,831)	(44,494)

As of June 30, 2010	$49,229	18,383	67,612

Interest Rates on Borrowings

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at June 30, 2010.

	2011	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Long-term debt:
Fixed rate debt	$285,000	12	600,000	1,000,000	1,885,012
Coupon interest rate	8.00%	7.00%	8.50%	7.25%	7.76%
Effective interest rate(1)	7.25%	7.49%	9.47%	7.24%	7.95%

(1)
The effective interest rates on the senior notes differ from the coupon interest rates due to the amortization of related discounts or premiums on the notes. The effective interest rate on the 8% senior notes due 2011 is further reduced from the coupon rate as a result of amortization of deferred gains related to interest rate swaps terminated in 2002.

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), as of the end of the quarterly period ended June 30, 2010 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Annual Report"). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.

         The enactment of financial reform legislation could have an adverse impact on our ability to hedge risks associated with our business.

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which will, among other things, impose new requirements and oversight on derivatives transactions, including new clearing and margin requirements. Significant regulations are required to be promulgated by the SEC and Commodity Futures Trading Commission to implement these requirements. The new requirements, to the extent applicable to us or our derivatives counterparties, may result in increased costs and cash collateral requirements for the types of derivative instruments we use to hedge and otherwise manage our financial and commercial risks related to fluctuations in oil and gas commodity prices and interest rates, and could have an adverse effect on our ability to hedge risks associated with our business.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the second quarter 2010. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2010	—	$—	—	—
May 2010	—	—	—	—
June 2010	172,348	30.63	—	—

Second Quarter Total	172,348	$30.63	—	—

Item 6.   EXHIBITS

  (a)
  Exhibits.

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
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
10.1
Amendment No. 2 to the Forest Oil Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 12, 2010 (File No. 001-13515).
10.2
Severance Agreement, dated as of December 1, 2009, by and between Victor A. Wind and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation dated May 11, 2010 (File No. 001-13515).
10.3
Form of Performance Unit Award Agreement (US) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 21, 2010 (File No. 001-13515).
10.4
Form of Performance Unit Award Agreement (Canada) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation dated May 21, 2010 (File No. 001-13515).
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)
August 6, 2010	By:	/s/ MICHAEL N. KENNEDY Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.3	Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).

3.4	Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation Registration Statement on Form S-2 (File No. 33-64949).

3.5	Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).

3.6	Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2008 (File No. 001-13515).

10.1	Amendment No. 2 to the Forest Oil Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 12, 2010 (File No. 001-13515).

10.2	Severance Agreement, dated as of December 1, 2009, by and between Victor A. Wind and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation dated May 11, 2010 (File No. 001-13515).

10.3	Form of Performance Unit Award Agreement (US) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated May 21, 2010 (File No. 001-13515).

10.4	Form of Performance Unit Award Agreement (Canada) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation dated May 21, 2010 (File No. 001-13515).

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

*
Filed herewith.

+
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.