Form 10-Q
period 2010-09-30
FOREST OIL CORP
filed 2010-11-03
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

        As of October 29, 2010 there were 113,383,660 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$251,599	467,221
Accounts receivable	102,709	126,354
Derivative instruments	91,784	35,643
Deferred income taxes	—	7,108
Inventory	40,445	52,211
Other current assets	50,858	41,455

Total current assets	537,395	729,992
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,706,181 and $7,511,661	1,725,430	1,316,712
Unproved	808,220	828,645

Net oil and gas properties	2,533,650	2,145,357
Other property and equipment, net of accumulated depreciation and amortization of $47,864 and $54,810	81,645	113,850

Net property and equipment	2,615,295	2,259,207
Deferred income taxes	301,940	393,061
Goodwill	256,259	255,908
Derivative instruments	24,251	556
Other assets	40,290	45,966

	$3,775,430	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,644	284,302
Accrued interest	34,705	25,755
Derivative instruments	14,071	41,358
Deferred income taxes	25,840	—
Current portion of long-term debt	—	156,678
Asset retirement obligations	1,690	4,853
Other current liabilities	21,498	22,074

Total current liabilities	369,448	535,020
Long-term debt	1,868,453	1,865,836
Asset retirement obligations	85,871	88,450
Derivative instruments	5,034	826
Deferred income taxes	54,329	46,884
Other liabilities	73,166	68,520

Total liabilities	2,456,301	2,605,536
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 113,359,349 and 112,337,315 shares issued and outstanding	11,336	11,234
Capital surplus	2,675,128	2,652,689
Accumulated deficit	(1,441,099)	(1,652,426)
Accumulated other comprehensive income	73,764	67,657

Total shareholders' equity	1,319,129	1,079,154

	$3,775,430	3,684,690

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$210,181	177,184	639,864	553,473
Interest and other	206	(42)	483	602

Total revenues	210,387	177,142	640,347	554,075
Costs, expenses, and other:
Lease operating expenses	30,177	34,938	87,701	114,205
Production and property taxes	13,376	10,873	37,291	34,359
Transportation and processing costs	6,210	5,352	17,089	15,918
General and administrative	18,007	17,316	54,541	49,050
Depreciation, depletion, and amortization	64,737	65,275	179,495	237,964
Ceiling test write-down of oil and gas properties	—	—	—	1,575,843
Interest expense	37,088	42,653	112,240	122,373
Realized and unrealized gains on derivative instruments, net	(59,156)	(5,665)	(177,398)	(112,212)
Other, net	(6,396)	(2,060)	159	5,097

Total costs, expenses, and other	104,043	168,682	311,118	2,042,597
Earnings (loss) before income taxes	106,344	8,460	329,229	(1,488,522)
Income tax:
Current	(16,814)	—	(12,089)	1,505
Deferred	54,247	(163,851)	129,991	(521,706)

Total income tax	37,433	(163,851)	117,902	(520,201)

Net earnings (loss)	$68,911	172,311	211,327	(968,321)

Basic earnings (loss) per common share	$.61	1.53	1.87	(9.46)

Diluted earnings (loss) per common share	$.60	1.53	1.86	(9.46)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2009	112,337	$11,234	2,652,689	(1,652,426)	67,657	1,079,154
Exercise of stock options	223	22	4,293	—	—	4,315
Employee stock purchase plan	52	5	1,125	—	—	1,130
Restricted stock issued, net of cancellations	879	88	(88)	—	—	—
Amortization of stock-based compensation	—	—	21,042	—	—	21,042
Other, net	(132)	(13)	(3,933)	—	—	(3,946)
Comprehensive earnings:
Net earnings	—	—	—	211,327	—	211,327
Unfunded postretirement benefits, net of tax	—	—	—	—	975	975
Foreign currency translation	—	—	—	—	5,132	5,132

Total comprehensive earnings						217,434

Balances at September 30, 2010	113,359	$11,336	2,675,128	(1,441,099)	73,764	1,319,129

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net earnings (loss)	$211,327	(968,321)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	179,495	237,964
Ceiling test write-down of oil and gas properties	—	1,575,843
Deferred income tax	129,991	(521,706)
Unrealized (gains) losses on derivative instruments, net	(102,839)	132,216
Unrealized foreign currency exchange gains, net	(5,290)	(15,609)
Unrealized losses on other investments, net	—	2,327
Stock-based compensation expense	14,389	12,948
Accretion of asset retirement obligations	5,441	6,195
Other, net	1,162	4,201
Changes in operating assets and liabilities:
Accounts receivable	24,345	66,143
Other current assets	1,539	20,622
Accounts payable and accrued liabilities	(66,123)	(106,567)
Accrued interest and other current liabilities	4,870	27,317

Net cash provided by operating activities	398,307	473,573
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(612,453)	(512,266)
Other fixed assets	(19,831)	(30,185)
Proceeds from sales of assets	156,177	145,691
Other, net	1,189	—

Net cash used by investing activities	(474,918)	(396,760)
Financing activities:
Proceeds from bank borrowings	101,198	706,551
Repayments of bank borrowings	(101,198)	(1,556,174)
Redemption of 7 3/4% senior notes	(151,938)	—
Repurchases of 7% senior subordinated notes	(100)	(970)
Issuance of 8 1/2% senior notes, net of issuance costs	—	559,767
Proceeds from common stock offering, net of offering costs	—	256,217
Proceeds from the exercise of options and from employee stock purchase plan	5,445	1,296
Change in bank overdrafts	13,852	(36,303)
Other, net	(5,934)	(3,665)

Net cash used by financing activities	(138,675)	(73,281)
Effect of exchange rate changes on cash	(336)	(584)

Net (decrease) increase in cash and cash equivalents	(215,622)	2,948
Cash and cash equivalents at beginning of period	467,221	2,205

Cash and cash equivalents at end of period	$251,599	5,153

Cash paid during the period for:
Interest	$103,819	92,711
Income taxes	67,641	3,783

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest Oil Corporation and its consolidated subsidiaries (collectively, "Forest" or the "Company"). In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at September 30, 2010 and the results of its operations, its cash flows, and changes in shareholders' equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for liquids (oil, condensate, and natural gas liquids) and natural gas and other factors.

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

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS)

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Under the treasury stock method, diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods by the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of potential common shares (e.g. stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists.

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

        Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 as their inclusion would have an antidilutive effect. Stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares were not included in the calculation of diluted loss per share for the nine months ended September 30, 2009 as their inclusion would have an antidilutive effect.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$68,911	172,311	211,327	(968,321)
Net earnings attributable to participating securities	(1,427)	(3,384)	(4,116)	—

Net earnings (loss) attributable to common stock for basic earnings per share	67,484	168,927	207,211	(968,321)
Adjustment for liability-classified stock-based compensation awards	74	(21)	250	—

Net earnings (loss) for diluted earnings per share	$67,558	168,906	207,461	(968,321)

Weighted average common shares outstanding during the period for basic earnings per share	110,992	110,054	110,691	102,366
Dilutive effects of potential common shares	786	168	699	—

Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	111,778	110,222	111,390	102,366

Basic earnings (loss) per common share	$.61	1.53	1.87	(9.46)

Diluted earnings (loss) per common share	$.60	1.53	1.86	(9.46)

Comprehensive Earnings (Loss)

        Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are foreign currency gains and losses related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (LOSS) (Continued)

        The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings (loss)	$68,911	172,311	211,327	(968,321)
Other comprehensive income:
Foreign currency translation gains	8,978	18,591	5,132	22,623
Unfunded postretirement benefits, net of tax	290	316	975	984

Total comprehensive earnings (loss)	$78,179	191,218	217,434	(944,714)

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2010 and 2009, and the remaining unamortized amounts and weighted average amortization period as of September 30, 2010.

	Stock Options	Restricted Stock(1)	Phantom Stock Units	Total(2)
	(In Thousands)
Three months ended September 30, 2010:
Total stock-based compensation costs	$166	6,786	1,230	8,182
Less: stock-based compensation costs capitalized	(73)	(2,546)	(588)	(3,207)

Stock-based compensation costs expensed	$93	4,240	642	4,975

Nine months ended September 30, 2010:
Total stock-based compensation costs	$396	20,240	3,759	24,395
Less: stock-based compensation costs capitalized	(169)	(7,273)	(1,720)	(9,162)

Stock-based compensation costs expensed	$227	12,967	2,039	15,233

Unamortized stock-based compensation costs	$464	39,151	8,112 (3)	47,727
Weighted average amortization period remaining	.7 year	2.1 years	2.0 years	2.0 years
Three months ended September 30, 2009:
Total stock-based compensation costs	$196	6,938	972	8,106
Less: stock-based compensation costs capitalized	(70)	(2,664)	(470)	(3,204)

Stock-based compensation costs expensed	$126	4,274	502	4,902

Nine months ended September 30, 2009:
Total stock-based compensation costs	$533	19,586	1,273	21,392
Less: stock-based compensation costs capitalized	(222)	(7,751)	(623)	(8,596)

Stock-based compensation costs expensed	$311	11,835	650	12,796

(1)
Includes performance units.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

(2)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.4 million of compensation cost was recognized for the three and nine months ended September 30, 2010, respectively, and $.1 million and $.5 million of compensation cost was recognized for the three and nine months ended September 30, 2009, respectively.

(3)
Based on the closing price of the Company's common stock on September 30, 2010.

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine months ended September 30, 2010.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2010	1,818,419	$21.26	$7,387	1,722,216
Granted	—
Exercised	(223,082)	19.35	1,674
Cancelled	(27,752)	35.30

Outstanding at September 30, 2010	1,567,585	$21.29	$15,672	1,523,122

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Restricted Stock and Phantom Stock Units

        The following table summarizes the restricted stock and phantom stock unit activity in the Company's stock-based compensation plans for the nine months ended September 30, 2010.

	Restricted Stock(1)			Phantom Stock Units(2)
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)(3)
Unvested at January 1, 2010	2,028,683	$39.44		475,063	$27.91
Awarded	1,253,043	26.04		142,835	25.30
Vested	(566,810)	39.75	$17,072	(65,140)	41.88	$1,910
Forfeited	(110,020)	36.15		(52,156)	35.37

Unvested at September 30, 2010	2,604,896	$33.07		500,602	$24.57

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

(2)
Of the unvested units of phantom stock at September 30, 2010, 260,985 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 239,617 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

(3)
Of the 65,140 phantom stock units that vested during the nine months ended September 30, 2010, 63,750 units were settled in shares of common stock and 1,390 units were settled in cash.

(4) DEBT

        The components of debt are as follows:

	September 30, 2010				December 31, 2009
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
Credit Facilities	$—	—	—	—	—	—	—	—
8% Senior Notes due 2011(2)	285,000	1,615	1,011	287,626	285,000	2,583	1,638	289,221
7% Senior Subordinated Notes due 2013(3)	12	—	—	12	112	(2)	—	110
8 1/2% Senior Notes due 2014	600,000	(19,677)	—	580,323	600,000	(24,029)	—	575,971
7 3/4% Senior Notes due 2014(4)	—	—	—	—	150,000	(1,035)	7,713	156,678
7 1/4% Senior Notes due 2019	1,000,000	492	—	1,000,492	1,000,000	534	—	1,000,534

Total long-term debt	1,885,012	(17,570)	1,011	1,868,453	2,035,112	(21,949)	9,351	2,022,514
Less: current portion of long-term debt(4)	—	—	—	—	(150,000)	1,035	(7,713)	(156,678)

Long-term portion of long-term debt	$1,885,012	(17,570)	1,011	1,868,453	1,885,112	(20,914)	1,638	1,865,836

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

Bank Credit Facilities

        As of September 30, 2010, the Company had syndicated bank revolving credit agreements with total lender commitments of $1.8 billion. The credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012. At September 30, 2010, there were no outstanding borrowings under the Credit Facilities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As of September 30, 2010, the borrowing base under the Credit Facilities was $1.3 billion, which Forest has allocated $1.155 billion to the U.S. Credit Facility and $145 million to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest's oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In October 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the second quarter of 2011. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2010 and 2009, Forest capitalized $12.0 million and $11.4 million of general and administrative costs (including stock-based compensation), respectively. During the nine months ended September 30, 2010 and 2009, Forest capitalized $34.6 million and $33.5 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended September 30, 2010 and 2009, the Company capitalized $3.0 million and $2.5 million, respectively, of interest costs attributed to unproved properties. During the nine months ended September 30, 2010 and 2009, the Company capitalized $8.9 million and $9.3 million, respectively, of interest costs attributed to unproved properties.

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

        The Company performs a ceiling test each quarter on a country-by-country basis. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices (as discussed below), excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. The September 30, 2010 ceiling test, which did not result in a write-down, was based on the average of the first-day-of-the-month prices during the twelve-month period prior to September 30, 2010 pursuant to the SEC's "Modernization of Oil and Gas Reporting" rule, which was effective beginning with December 31, 2009 reporting. The March 31, 2009 ceiling test, which was based on the March 31, 2009 spot prices, resulted in non-cash write-downs of oil and gas property costs of $1.4 billion in the United States cost center and $199.0 million in the Canada cost center.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activity for Forest's asset retirement obligations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Asset retirement obligations at beginning of period	$93,303	96,991
Accretion expense	5,441	6,195
Liabilities incurred	2,083	4,676
Liabilities settled	(1,623)	(2,474)
Disposition of properties	(7,377)	(5,283)
Revisions of estimated liabilities	(4,461)	(2,494)
Impact of foreign currency exchange rate	195	1,541

Asset retirement obligations at end of period	87,561	99,152
Less: current asset retirement obligations	(1,690)	(3,456)

Long-term asset retirement obligations	$85,871	95,696

(7) FAIR VALUE MEASUREMENTS

        The Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are set forth in the table below.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$89,555
Interest rate	26,480

Total assets	$116,035

Liabilities:
Derivative instruments(2)
Commodity	$19,105
Interest rate	—

Total liabilities	$19,105

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

        The following table presents a reconciliation of the beginning and ending balances of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009. The Company did not have assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at any time during 2010.

	Nine Months Ended September 30, 2009
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

        The table below sets forth losses (realized and unrealized) included in earnings related to the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009, which are reported in the Condensed Consolidated Statements of Operations under "Other, net." The Company did not record any gains or losses (realized and unrealized) related to assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 or the three months ended September 30, 2009.

	Nine Months Ended September 30, 2009
	Equity Securities	Debt Securities
	(In Thousands)
Total losses included in earnings for the period	$657	1,670

Change in unrealized losses relating to assets still held at end of period	$657	1,670

        The fair values and carrying amounts of the Company's financial instruments are summarized below for the periods presented.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$251,599	251,599	467,221	467,221
Derivative instruments	116,035	116,035	36,199	36,199
Liabilities:
Derivative instruments	19,105	19,105	42,184	42,184
8% senior notes due 2011	287,626	300,818	289,221	296,400
7% senior subordinated notes due 2013	12	12	110	112
8 1/2% senior notes due 2014	580,323	657,000	575,971	630,000
7 3/4% senior notes due 2014	—	—	156,678	151,938
7 1/4% senior notes due 2019	1,000,492	1,030,000	1,000,534	992,500

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

        The table below sets forth Forest's outstanding commodity swaps and costless collars as of September 30, 2010.

Commodity Swaps and Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
October 2010 - December 2010	210	$6.20	3,000	$76.06		—	$—
Calendar 2011	90	5.86	—	—		3,000	36.75
Collars:
October 2010 - December 2010	—	—	2,000	60.00/98.50	(1)	—	—
Calendar 2011	—	—	3,000	75.00/91.87	(1)(2)	—	—

(1)
Represents weighted average hedged floor and ceiling price per Bbl.

(2)
Subsequent to September 30, 2010, in connection with receiving a premium hedged price on a gas swap, Forest lowered the hedged ceiling price on one of its existing Calendar 2011 oil collars that covered 1,000 barrels per day from $95.00 to $90.00 per Bbl.

        In connection with several gas swaps entered into during the nine months ended September 30, 2010, Forest granted option instruments (several commodity swaptions and one call option) to the gas swap counterparties in exchange for Forest receiving premium hedged prices on the gas swaps. As of October 29, 2010, none of the options have been exercised by the counterparties. The table below sets forth the outstanding options as of September 30, 2010.

Commodity Options
			Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
Gas Swaptions	December 2010	Calendar 2011	50	$5.80	—	$—
Oil Swaption	December 2011	Calendar 2012	—	—	1,000	90.00
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	1,000	90.00

        Subsequent to September 30, 2010, through October 29, 2010, Forest entered into two additional gas swaps covering 25 Bbtu per day for Calendar 2011 for a weighted average hedged price of $5.03

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

per MMBtu. In connection with these swaps, the counterparties were granted the following oil swaptions.

Commodity Options
		Oil (NYMEX WTI)
Option Expiration	Underlying Swap Term	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
December 2010	Calendar 2011	1,000	$85.00
December 2011	Calendar 2012	1,000	90.00

Forest also uses basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which a portion of its natural gas production is sold. The table below sets forth Forest's outstanding basis swaps as of September 30, 2010.

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu
October 2010 - December 2010	Centerpoint	30	$(.95)
October 2010 - December 2010	Houston Ship Channel	50	(.29)
October 2010 - December 2010	Mid Continent	60	(1.04)
October 2010 - December 2010	NGPL TXOK	40	(.44)

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of September 30, 2010.

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
October 2010 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	September 30, 2010	December 31, 2009
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$80,870	35,454
Derivative instruments	8,685	—
Interest rate derivatives:
Current assets: derivative instruments	10,914	189
Derivative instruments	15,566	556

Total assets	116,035	36,199
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	14,071	40,843
Derivative instruments	5,034	—
Interest rate derivatives:
Current liabilities: derivative instruments	—	515
Derivative instruments	—	826

Total liabilities	19,105	42,184

Net derivative fair value	$96,930	(5,985)

        The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as "Realized and unrealized gains on derivative instruments, net," for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Commodity derivatives:
Realized gains	$(27,153)	(81,395)	(64,816)	(237,503)
Unrealized (gains) losses	(21,222)	87,857	(75,839)	135,472
Interest rate derivatives:
Realized gains	(2,912)	(3,508)	(9,743)	(6,925)
Unrealized gains	(7,869)	(8,619)	(27,000)	(3,256)

Realized and unrealized gains on derivative instruments, net	$(59,156)	(5,665)	(177,398)	(112,212)

        Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest's commodity derivative instruments are subject to large fluctuations from period to period. Forest has

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

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

        The vast majority of Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $98.1 million at September 30, 2010. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

notification periods, of the net obligations due to it under the derivative agreements. At September 30, 2010, Forest owed a net derivative liability to two counterparties, the fair value of which was $1.2 million.

(9) INCOME TAXES

        A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Federal income tax at 35% of earnings (loss) before income taxes	$37,220	2,961	115,230	(520,983)
Change in valuation allowance for deferred tax assets	(980)	(163,858)	(1,158)	(701)
State income taxes, net of federal income tax benefits	1,038	(538)	3,344	(15,195)
Effect of differing tax rates in Canada	(942)	(374)	(2,096)	11,501
Effect of federal, state, and foreign tax on permanent items	1,488	(848)	3,525	1,295
Adjustments for statutory rate reductions and other	(391)	(1,194)	(943)	3,882

Total income tax	$37,433	(163,851)	117,902	(520,201)

        As of September 30, 2010, the Company had $17.6 million due from the United States Treasury Department, which is included in "Other current assets" in the Condensed Consolidated Balance Sheet, related to estimated tax payments made in excess of the Company's 2009 income tax liability.

(10) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of "Other, net" in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized foreign currency exchange gains, net	$(9,244)	(9,723)	(5,290)	(15,609)
Unrealized losses on other investments, net	—	—	—	2,327
Accretion of asset retirement obligations	1,693	2,014	5,441	6,195
Gain on debt extinguishment, net	—	—	(4,576)	—
Other, net	1,155	5,649	4,584	12,184

	$(6,396)	(2,060)	159	5,097

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS

        At September 30, 2010, Forest conducted operations in one industry segment, oil and gas exploration and production, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Exploration and Production
	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$174,991	35,190	—	210,181	529,012	110,852	—	639,864
Costs and expenses:
Lease operating expenses	23,602	6,575	—	30,177	69,549	18,152	—	87,701
Production and property taxes	12,751	625	—	13,376	35,419	1,872	—	37,291
Transportation and processing costs	3,302	2,908	—	6,210	9,228	7,861	—	17,089
Depletion	47,060	15,708	—	62,768	127,490	45,040	—	172,530
Accretion of asset retirement obligations	1,416	251	26	1,693	4,592	774	75	5,441

Segment earnings (loss)	$86,860	9,123	(26)	95,957	282,734	37,153	(75)	319,812

Capital expenditures(1)	$146,517	18,237	1,230	165,984	477,282	178,118	3,335	658,735

Goodwill(2)	$239,420	16,839	—	256,259	239,420	16,839	—	256,259

Long-lived assets(2)(3)	$1,938,764	586,238	90,293	2,615,295	1,938,764	586,238	90,293	2,615,295

Total assets(2)	$3,027,843	656,653	90,934	3,775,430	3,027,843	656,653	90,934	3,775,430

(1)
Includes estimated discounted asset retirement obligations of $.4 million and $(2.4) million recorded during the three and nine months ended September 30, 2010, respectively.

(2)
As of September 30, 2010.

(3)
Consists of net property and equipment.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In Thousands)
Segment earnings	$95,957	319,812
Interest and other income	206	483
General and administrative expense	(18,007)	(54,541)
Depreciation and amortization expense	(1,969)	(6,965)
Interest expense	(37,088)	(112,240)
Realized and unrealized gains on derivative instruments, net	59,156	177,398
Other, net	8,089	5,282

Earnings before income taxes	$106,344	329,229

	Oil and Gas Exploration and Production
	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil and gas sales	$151,239	25,945	—	177,184	471,787	81,686	—	553,473
Costs and expenses:
Lease operating expenses	28,334	6,604	—	34,938	93,202	21,003	—	114,205
Production and property taxes	9,969	904	—	10,873	31,887	2,472	—	34,359
Transportation and processing costs	3,334	2,018	—	5,352	9,719	6,199	—	15,918
Depletion	48,050	14,067	—	62,117	186,592	42,758	—	229,350
Ceiling test write-down of oil and gas properties	—	—	—	—	1,376,822	199,021	—	1,575,843
Accretion of asset retirement obligations	1,737	253	24	2,014	5,397	727	71	6,195

Segment earnings (loss)	$59,815	2,099	(24)	61,890	(1,231,832)	(190,494)	(71)	(1,422,397)

Capital expenditures(1)	$69,207	13,775	3,366	86,348	379,765	46,567	5,603	431,935

Goodwill(2)	$239,420	16,184	—	255,604	239,420	16,184	—	255,604

Long-lived assets(2)(3)	$2,441,725	533,463	82,773	3,057,961	2,441,725	533,463	82,773	3,057,961

Total assets(2)	$3,287,971	585,781	85,683	3,959,435	3,287,971	585,781	85,683	3,959,435

(1)
Includes estimated discounted asset retirement obligations of $3.8 million and $2.2 million recorded during the three and nine months ended September 30, 2009, respectively.

(2)
As of September 30, 2009.

(3)
Consists of net property and equipment.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) GEOGRAPHICAL SEGMENTS (Continued)

        A reconciliation of segment earnings (loss) to consolidated earnings (loss) before income taxes is as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In Thousands)
Segment earnings (loss)	$61,890	(1,422,397)
Interest and other income	(42)	602
General and administrative expense	(17,316)	(49,050)
Depreciation and amortization expense	(3,158)	(8,614)
Interest expense	(42,653)	(122,373)
Realized and unrealized gains on derivative instruments, net	5,665	112,212
Other, net	4,074	1,098

Earnings (loss) before income taxes	$8,460	(1,488,522)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2010					December 31, 2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$242,115	—	9,484	—	251,599	456,978	379	9,864	—	467,221
Accounts receivable	36,083	43,699	23,293	(366)	102,709	79,857	24,406	22,671	(580)	126,354
Deferred income taxes	—	—	—	—	—	6,589	519	—	—	7,108
Other current assets	161,235	771	21,081	—	183,087	115,663	797	12,849	—	129,309

Total current assets	439,433	44,470	53,858	(366)	537,395	659,087	26,101	45,384	(580)	729,992
Property and equipment, at cost	7,331,703	1,176,716	1,860,921	—	10,369,340	7,093,082	1,074,610	1,657,986	—	9,825,678
Less accumulated depreciation, depletion, and amortization	5,584,022	1,030,670	1,139,353	—	7,754,045	5,502,530	994,005	1,069,936	—	7,566,471

Net property and equipment	1,747,681	146,046	721,568	—	2,615,295	1,590,552	80,605	588,050	—	2,259,207
Investment in subsidiaries	370,299	—	—	(370,299)	—	308,424	—	—	(308,424)	—
Note receivable from subsidiary	224,306	—	—	(224,306)	—	135,529	—	—	(135,529)	—
Goodwill	216,460	22,960	16,839	—	256,259	216,460	22,960	16,488	—	255,908
Due from (to) parent and subsidiaries	233,178	(51,171)	(182,007)	—	—	215,679	(60,884)	(154,795)	—	—
Deferred income taxes	333,264	—	—	(31,324)	301,940	395,519	—	—	(2,458)	393,061
Other assets	62,304	6	2,231	—	64,541	44,087	6	2,429	—	46,522

	$3,626,925	162,311	612,489	(626,295)	3,775,430	3,565,337	68,788	497,556	(446,991)	3,684,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$227,999	3,050	40,961	(366)	271,644	238,935	6,825	39,122	(580)	284,302
Current portion of long-term- debt	—	—	—	—	—	156,678	—	—	—	156,678
Other current liabilities	88,818	425	8,561	—	97,804	86,633	64	7,343	—	94,040

Total current liabilities	316,817	3,475	49,522	(366)	369,448	482,246	6,889	46,465	(580)	535,020
Long-term debt	1,868,453	—	—	—	1,868,453	1,865,836	—	—	—	1,865,836
Note payable to parent	—	—	224,306	(224,306)	—	—	—	135,529	(135,529)	—
Other liabilities	122,526	2,189	39,356	—	164,071	121,869	769	35,158	—	157,796
Deferred income taxes	—	51,678	33,975	(31,324)	54,329	16,232	4,446	28,664	(2,458)	46,884

Total liabilities	2,307,796	57,342	347,159	(255,996)	2,456,301	2,486,183	12,104	245,816	(138,567)	2,605,536
Shareholders' equity	1,319,129	104,969	265,330	(370,299)	1,319,129	1,079,154	56,684	251,740	(308,424)	1,079,154

	$3,626,925	162,311	612,489	(626,295)	3,775,430	3,565,337	68,788	497,556	(446,991)	3,684,690

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2010					2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil and gas sales	$114,416	60,044	35,721	—	210,181	121,119	29,664	26,401	—	177,184
Interest and other	1,197	10	3	(1,004)	206	3,130	—	(117)	(3,055)	(42)
Equity earnings (losses) in subsidiaries	40,968	—	—	(40,968)	—	35,072	—	—	(35,072)	—

Total revenues	156,581	60,054	35,724	(41,972)	210,387	159,321	29,664	26,284	(38,127)	177,142
Costs, expenses, and other:
Lease operating expenses	21,271	2,222	6,684	—	30,177	23,488	4,654	6,796	—	34,938
Other direct operating costs	12,037	4,405	3,144	—	19,586	12,423	1,395	2,407	—	16,225
General and administrative	15,032	604	2,371	—	18,007	14,838	586	1,892	—	17,316
Depreciation, depletion, and amortization	32,692	15,760	16,285	—	64,737	42,165	8,933	14,177	—	65,275
Interest expense	34,449	230	3,413	(1,004)	37,088	39,059	2,261	4,388	(3,055)	42,653
Realized and unrealized (gains) losses on derivative instruments, net	(47,022)	(12,022)	(112)	—	(59,156)	(7,754)	2,076	13	—	(5,665)
Other, net	1,750	(580)	(7,566)	—	(6,396)	4,556	181	(6,797)	—	(2,060)

Total costs, expenses, and other	70,209	10,619	24,219	(1,004)	104,043	128,775	20,086	22,876	(3,055)	168,682

Earnings (loss) before income taxes	86,372	49,435	11,505	(40,968)	106,344	30,546	9,578	3,408	(35,072)	8,460
Income tax	17,461	18,679	1,293	—	37,433	(141,765)	(19,733)	(2,353)	—	(163,851)

Net earnings (loss)	$68,911	30,756	10,212	(40,968)	68,911	172,311	29,311	5,761	(35,072)	172,311

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Nine Months Ended September 30,
	2010					2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil and gas sales	$373,620	153,539	112,705	—	639,864	376,896	93,341	83,236	—	553,473
Interest and other	3,964	19	12	(3,512)	483	9,948	91	(152)	(9,285)	602
Equity earnings (losses) in subsidiaries	100,221	—	—	(100,221)	—	(259,225)	—	—	259,225	—

Total revenues	477,805	153,558	112,717	(103,733)	640,347	127,619	93,432	83,084	249,940	554,075
Costs, expenses, and other:
Lease operating expenses	61,388	7,848	18,465	—	87,701	77,178	15,392	21,635	—	114,205
Other direct operating costs	35,155	10,634	8,591	—	54,380	38,338	4,869	7,070	—	50,277
General and administrative	45,092	1,767	7,682	—	54,541	41,311	1,913	5,826	—	49,050
Depreciation, depletion, and amortization	96,182	36,665	46,648	—	179,495	159,928	37,404	40,632	—	237,964
Ceiling test write-down of oil and gas properties	—	—	—	—	—	1,155,777	218,567	201,499	—	1,575,843
Interest expense	107,083	1,308	7,361	(3,512)	112,240	110,338	7,082	14,238	(9,285)	122,373
Realized and unrealized gains on derivative instruments, net	(145,083)	(31,963)	(352)	—	(177,398)	(94,946)	(17,003)	(263)	—	(112,212)
Other, net	623	(548)	84	—	159	10,498	322	(5,723)	—	5,097

Total costs, expenses, and other	200,440	25,711	88,479	(3,512)	311,118	1,498,422	268,546	284,914	(9,285)	2,042,597

Earnings (loss) before income taxes	277,365	127,847	24,238	(100,221)	329,229	(1,370,803)	(175,114)	(201,830)	259,225	(1,488,522)
Income tax	66,038	47,597	4,267	—	117,902	(402,482)	(63,339)	(54,380)	—	(520,201)

Net earnings (loss)	$211,327	80,250	19,971	(100,221)	211,327	(968,321)	(111,775)	(147,450)	259,225	(968,321)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2010				2009
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$111,106	80,250	19,971	211,327	(709,096)	(111,775)	(147,450)	(968,321)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	96,182	36,665	46,648	179,495	155,823	37,404	44,737	237,964
Unrealized (gains) losses on derivative instruments, net	(85,415)	(17,234)	(190)	(102,839)	109,290	22,575	351	132,216
Deferred income tax	78,127	47,597	4,267	129,991	(403,987)	(63,339)	(54,380)	(521,706)
Ceiling test write-down of oil and gas properties	—	—	—	—	1,155,777	218,567	201,499	1,575,843
Other, net	21,261	187	(5,746)	15,702	25,760	250	(15,948)	10,062
Changes in operating assets and liabilities:
Accounts receivable	43,774	(19,293)	(136)	24,345	50,143	6,306	9,694	66,143
Other current assets	9,183	26	(7,670)	1,539	21,688	(366)	(700)	20,622
Accounts payable and accrued liabilities	(60,479)	(2,384)	(3,260)	(66,123)	(76,611)	(6,952)	(23,004)	(106,567)
Accrued interest and other current liabilities	(4,765)	(48)	9,683	4,870	29,431	(402)	(1,712)	27,317

Net cash provided by operating activities	208,974	125,766	63,567	398,307	358,218	102,268	13,087	473,573
Investing activities:
Capital expenditures for property and equipment	(333,616)	(102,712)	(195,956)	(632,284)	(385,045)	(85,492)	(71,914)	(542,451)
Proceeds from sales of assets	126,596	1,489	28,092	156,177	81,636	57,588	6,467	145,691
Other, net	—	—	1,189	1,189	—	—	—	—

Net cash used by investing activities	(207,020)	(101,223)	(166,675)	(474,918)	(303,409)	(27,904)	(65,447)	(396,760)
Financing activities:
Issuance of 8 1/2% senior notes, net of issuance costs	—	—	—	—	559,767	—	—	559,767
Proceeds from bank borrowings	—	—	101,198	101,198	605,000	—	101,551	706,551
Repayments of bank borrowings	—	—	(101,198)	(101,198)	(1,477,000)	—	(79,174)	(1,556,174)
Proceeds from common stock offering, net of offering costs	—	—	—	—	256,217	—	—	256,217
Redemption and repurchase of notes	(152,038)	—	—	(152,038)	(970)	—	—	(970)
Net activity in investments from subsidiaries	(79,225)	(23,925)	103,150	—	35,879	(71,033)	35,154	—
Other, net	14,446	(997)	(86)	13,363	(34,273)	(3,319)	(1,080)	(38,672)

Net cash (used) provided by financing activities	(216,817)	(24,922)	103,064	(138,675)	(55,380)	(74,352)	56,451	(73,281)
Effect of exchange rate changes on cash	—	—	(336)	(336)	—	—	(584)	(584)

Net (decrease) increase in cash and cash equivalents	(214,863)	(379)	(380)	(215,622)	(571)	12	3,507	2,948
Cash and cash equivalents at beginning of period	456,978	379	9,864	467,221	1,226	74	905	2,205

Cash and cash equivalents at end of period	$242,115	—	9,484	251,599	655	86	4,412	5,153

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

        We currently conduct our operations in three geographical segments: the United States, Canada, and International. Our core operational areas are the Texas Panhandle area, the East Texas / North Louisiana area, and the Canadian Deep Basin area in Alberta and British Columbia. Our total estimated proved reserves as of December 31, 2009 were approximately 2,121 Bcfe. At December 31, 2009, approximately 83% of our estimated proved oil and natural gas reserves were in the United States, approximately 15% were in Canada, and approximately 2% were in Italy. Approximately 80% of our estimated proved reserves were natural gas as of December 31, 2009. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments.

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

Third Quarter and Year-to-Date 2010 Summary

        Forest's third quarter and year-to-date 2010 highlights and other significant items were as follows:

  •
  Oil and gas production decreased 4% to 457 MMcfe per day in the third quarter of 2010 as compared to 476 MMcfe per day in the third quarter of 2009. The decrease was due to the sale of approximately $1 billion of non-core oil and gas properties since the third quarter of 2009 representing 72 MMcfe of oil and gas production per day. The loss of the production associated with these property sales since the third quarter of last year was substantially offset by production increases from ongoing drilling operations in our core development areas. Oil and gas production also decreased 13% in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to the asset sales discussed above, offset by production increases from ongoing drilling operations in our core areas.

  •
  Oil and gas sales increased 19% in the third quarter of 2010 to $210 million from $177 million in the corresponding period in 2009 and 16% in the first nine months of 2010 to $640 million from $553 million in the corresponding period in 2009. The increase in each period was due to increases in the average realized oil and gas prices.

  •
  Lease operating expenses were 10% lower on a per-unit basis in the third quarter of 2010 as compared to the third quarter of 2009 and were 11% lower on a per-unit basis in the first nine months of 2010 as compared to the same period in 2009. The decrease in each period was attributable to cost reduction initiatives and the sale of non-core oil and gas properties in late 2009 that had higher per-unit operating costs as compared to the properties we retained.

RESULTS OF OPERATIONS

        Forest reported net earnings of $69 million in the third quarter of 2010, or $.60 per diluted share, compared to net earnings of $172 million, or $1.53 per diluted share, in the third quarter 2009. The decrease in net earnings in the third quarter 2010 compared to the third quarter 2009 was primarily due to a $164 million reduction of a valuation allowance on a portion of our deferred tax assets during the third quarter 2009. Earnings before income taxes increased $98 million between the two quarterly periods due to increased commodity prices and an increase in net realized and unrealized gains on commodity derivative instruments. Forest reported net earnings of $211 million in the first nine months of 2010, or $1.86 per diluted share, compared to a net loss of $968 million, or $9.46 per diluted share, in the first nine months of 2009. The increase in net earnings in the first nine months of 2010 is primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009, which was caused by the significant decline in spot natural gas prices at March 31, 2009, as well as due to increased commodity prices and an increase in net realized and unrealized gains on commodity derivative instruments.

        Forest's earnings before interest expense; income taxes; depletion, depreciation, and amortization expense; and certain other items ("Adjusted EBITDA"), were $176 million and $193 million for the quarters ended September 30, 2010 and 2009, respectively, and were $528 million and $586 million for the first nine months of 2010 and 2009, respectively. The decrease in Adjusted EBITDA in the 2010 periods as compared to the 2009 periods is primarily driven by decreases in realized gains on derivative instruments somewhat offset by increases in revenues and lower production expense, each as discussed below. Adjusted EBITDA is not considered a performance measure under U.S. Generally Accepted Accounting Principles ("GAAP") and reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this performance measure, as well as a reconciliation to the most directly comparable GAAP measure. Discussion of the components of the changes in our quarterly and year-to-date results follows.

Oil and Gas Production and Revenues

        Oil and gas production volumes, revenues, and average sales prices by product and location for the three and nine months ended September 30, 2010 and 2009 are set forth in the tables below.

	Three Months Ended September 30,
	2010				2009
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	25,687	597	971	35,095	27,337	810	682	36,289
Canada	5,493	217	29	6,969	6,246	149	54	7,464

Totals	31,180	814	1,000	42,064	33,583	959	736	43,753

Revenues (in thousands):
United States	$101,268	44,071	29,652	174,991	80,810	52,768	17,661	151,239
Canada	19,396	14,156	1,638	35,190	15,912	8,531	1,502	25,945

Totals	$120,664	58,227	31,290	210,181	96,722	61,299	19,163	177,184

Average sales price per unit:
United States	$3.94	73.82	30.54	4.99	2.96	65.15	25.90	4.17
Canada	3.53	65.24	56.48	5.05	2.55	57.26	27.81	3.48

Totals	$3.87	71.53	31.29	5.00	2.88	63.92	26.04	4.05

	Nine Months Ended September 30,
	2010				2009
	Gas	Oil	NGLs	Total	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Production volumes:
United States	75,791	1,734	2,503	101,213	89,533	2,626	2,274	118,933
Canada	16,019	648	108	20,555	17,746	480	175	21,676

Totals	91,810	2,382	2,611	121,768	107,279	3,106	2,449	140,609

Revenues (in thousands):
United States	$317,114	128,746	83,152	529,012	283,748	136,825	51,214	471,787
Canada	61,941	43,348	5,563	110,852	53,988	22,776	4,922	81,686

Totals	$379,055	172,094	88,715	639,864	337,736	159,601	56,136	553,473

Average sales price per unit:
United States	$4.18	74.25	33.22	5.23	3.17	52.10	22.52	3.97
Canada	3.87	66.90	51.51	5.39	3.04	47.45	28.13	3.77

Totals	$4.13	72.25	33.98	5.25	3.15	51.38	22.92	3.94

        Net oil and gas production in the third quarter 2010 decreased 4% to 457 MMcfe per day from 476 MMcfe per day in the third quarter 2009. Net oil and gas production in the first nine months of 2010 decreased 13% to 446 MMcfe per day from 515 MMcfe per day in the first nine months of 2009. The decrease in oil and gas production for the comparable three and nine month periods was due to non-core oil and gas property divestitures that occurred primarily in late 2009. Oil and gas revenues were $210 million in the third quarter 2010, a 19% increase as compared to $177 million in the third quarter 2009. Oil and gas revenues were $640 million in the first nine months of 2010, a 16% increase as compared to $553 million in the first nine months of 2009. The increase in oil and gas revenues between the comparable three and nine month periods was primarily due to a 23% and 33% increase in average realized sales prices, respectively, partially offset by the decrease in production discussed above.

Oil and Gas Production Expense

        The table below sets forth the detail of oil and gas production expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$30,177	34,938	87,701	114,205
Production and property taxes	13,376	10,873	37,291	34,359
Transportation and processing costs	6,210	5,352	17,089	15,918

Production expense	$49,763	51,163	142,081	164,482

Production expense per Mcfe:
Lease operating expenses	$.72	.80	.72	.81
Production and property taxes	.32	.25	.31	.24
Transportation and processing costs	.15	.12	.14	.11

Production expense per Mcfe	$1.18	1.17	1.17	1.17

        Lease operating expenses in the third quarter 2010 were $30 million, or $.72 per Mcfe, compared to $35 million, or $.80 per Mcfe, in the third quarter 2009. Lease operating expenses in the first nine months of 2010 were $88 million, or $.72 per Mcfe, compared to $114 million, or $.81 per Mcfe, in the first nine months of 2009. The $5 million and $27 million decrease in lease operating expense between the comparable three and nine month periods, respectively, was primarily due to the non-core oil and gas property divestitures that occurred during late 2009. Lease operating expenses on a per-Mcfe basis also decreased between the periods presented due to cost reduction initiatives and the sale of non-core oil and gas properties in late 2009 that had higher average per-unit operating costs as compared to the properties we retained.

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil and gas produced, generally fluctuate proportionately to our oil and gas revenues. As a percentage of oil and natural gas revenue, production and property taxes were 6.4% and 6.1% for the three months ended September 30, 2010 and 2009, respectively, and 5.8% and 6.2% for the nine months ended September 30, 2010 and 2009, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of property and equipment for purposes of ad valorem taxes.

        Transportation and processing costs in the third quarter 2010 were $6 million, or $.15 per Mcfe, compared to $5 million, or $.12 per Mcfe, in the third quarter 2009. Transportation and processing costs in the first nine months of 2010 were $17 million, or $.14 per Mcfe, compared to $16 million, or $.11 per Mcfe, in the first nine months of 2009. Transportation and processing costs increased between comparable periods primarily due to higher transportation costs in Canada.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Stock-based compensation costs	$8,312	8,241	24,801	21,876
Other general and administrative costs	21,686	20,512	64,316	60,661
General and administrative costs capitalized	(11,991)	(11,437)	(34,576)	(33,487)

General and administrative expense	$18,007	17,316	54,541	49,050

        General and administrative expense in the third quarter 2010 was $18 million compared to $17 million in the third quarter 2009. General and administrative expense in the first nine months of 2010 was $55 million compared to $49 million in the first nine months of 2009. The increase in general and administrative expense between the nine month periods was primarily due to higher employee incentive compensation costs, including stock-based incentive compensation. The percentage of general and administrative costs capitalized under the full cost method of accounting was relatively consistent between each of the periods presented, ranging from 39% to 41%.

Depreciation, Depletion, and Amortization

        Depreciation, depletion, and amortization expense ("DD&A") in the third quarter 2010 was $65 million, or $1.54 per Mcfe, compared to $65 million, or $1.49 per Mcfe, in the third quarter 2009. For the nine months ended September 30, 2010, DD&A was $179 million, or $1.47 per Mcfe, compared to $238 million, or $1.69 per Mcfe, for the first nine months of 2009. The decrease of $.22 per Mcfe between the nine-month periods was primarily due to a $1.6 billion non-cash ceiling test write-down recorded in the first quarter 2009.

Ceiling Test Write-Down of Oil and Gas Properties

        In the first quarter 2009, Forest recorded a $1.6 billion ceiling test write-down related to its United States and Canadian cost centers pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission ("SEC") for companies using the full cost method of accounting. The write-down was primarily a result of a significant decline in natural gas prices in the first quarter of 2009. The March 31, 2009 spot price for natural gas was $3.63 per MMBtu compared to $5.71 at December 31, 2008. We have not incurred a ceiling test write-down since March 31, 2009. Our ceiling test calculations have been calculated based on the twelve month average natural gas and oil prices since December 31, 2009.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Interest costs	$40,107	45,153	121,169	131,685
Interest costs capitalized	(3,019)	(2,500)	(8,929)	(9,312)

Interest expense	$37,088	42,653	112,240	122,373

        Interest expense in the third quarter 2010 totaled $37 million compared to $43 million in the third quarter 2009. Interest expense was $112 million and $122 million for the nine months ended September 30, 2010 and 2009, respectively. Although our outstanding debt decreased to $1.9 billion as of September 30, 2010 from $2.5 billion as of September 30, 2009, interest expense did not decrease proportionately given the fact that the majority of the debt reduction was attributable to a reduction of borrowings under our bank credit facilities (which had a variable interest rate that averaged less than 2% in the first nine months of 2009).

        In order to effectively reduce the concentration of fixed-rate debt anticipated after the completion of our 2009 oil and gas property divestiture program and the related reduction in outstanding debt, Forest entered into fixed-to-floating interest rate swaps under which it has swapped, as of September 30, 2010, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. Forest recognized realized gains under its interest rate swaps of $3 million and $9 million during the three and nine months ended September 30, 2010, respectively, and $3 million during both the three and nine months ended September 30, 2009, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction to interest expense since Forest has not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$41	(299)	1,306	(14,596)
Gas	(27,194)	(81,096)	(66,122)	(222,907)
Interest	(2,912)	(3,508)	(9,743)	(6,925)

Subtotal realized gains on derivatives, net	(30,065)	(84,903)	(74,559)	(244,428)
Unrealized losses (gains) on derivatives, net:
Oil	7,302	(4,119)	430	27,566
Gas	(30,453)	91,976	(78,198)	107,906
NGLs	1,929	—	1,929	—
Interest	(7,869)	(8,619)	(27,000)	(3,256)

Subtotal unrealized (gains) losses on derivatives, net	(29,091)	79,238	(102,839)	132,216

Realized and unrealized gains on derivatives, net	$(59,156)	(5,665)	(177,398)	(112,212)

Other, Net

        The table below sets forth the components of "Other, net" in our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Unrealized foreign currency exchange gains, net	$(9,244)	(9,723)	(5,290)	(15,609)
Unrealized losses on other investments, net	—	—	—	2,327
Accretion of asset retirement obligations	1,693	2,014	5,441	6,195
Gain on debt extinguishment, net	—	—	(4,576)	—
Other, net	1,155	5,649	4,584	12,184

	$(6,396)	(2,060)	159	5,097

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

Gain on Debt Extinguishment

        The net gain on debt extinguishment for the nine months ended September 30, 2010 includes the net gain related to the January 2010 redemption of all $150 million of our 7 3/4% senior notes due 2014 at 101.292% of par. The net gain was recognized due to the write-off of unamortized deferred gains on the termination of interest rate swaps. This gain is offset by the loss on debt extinguishment related to the write-off of the unamortized discount associated with the $.1 million of 7% senior subordinated notes due 2013 that were repurchased during the second quarter of 2010 at par. See Note 4 to the Condensed Consolidated Financial Statements for more information on our debt.

Current and Deferred Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Percentages)
Current income tax	$(16,814)	—	(12,089)	1,505
Deferred income tax	54,247	(163,851)	129,991	(521,706)

Total income tax	$37,433	(163,851)	117,902	(520,201)

Effective tax rate	35%	(1,937)%	36%	35%

        Our combined U.S. and Canadian effective tax rate should generally approximate 35% to 36% of pre-tax income but will fluctuate based on the percentage of pre-tax income generated in the U.S. versus Canada. Our effective income tax rate was 35% and 36% for the three and nine months ended September 30, 2010, respectively, and (1,937)% and 35% for the three and nine months ended September 30, 2009, respectively. The significant variance in our effective tax rate for the three months ended September 30, 2009 was due to the valuation allowance placed on a portion of our deferred tax assets in the United States during that period. See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of our income taxes at the statutory U.S. federal rate to income taxes at our effective rate for each period presented. The current income tax credit of $16.8 million and $12.1 million for the three and nine months ended September 30, 2010 is due to a $17.0 million reduction in our 2009 federal income tax liability recorded in the third quarter of 2010.

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

        Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. For the nine months ended September 30, 2010, natural gas accounted for approximately 75% of our total oil and gas production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of October 29, 2010, we had hedged, via commodity swaps and collar instruments, approximately 86 Bcfe of our total 2010 production and 55 Bcfe, excluding outstanding swaptions and call options, of our total 2011 production. We expect that this level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2010 and 2011. For further information concerning our derivative contracts, see Item 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk" below.

        The other primary source of liquidity is our combined U.S. and Canadian credit facilities, which had an aggregate borrowing base of $1.3 billion as of September 30, 2010. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. See—"Bank Credit Facilities" below for further details. We had no amounts drawn on our credit facilities as of September 30, 2010 and October 29, 2010.

        The public and private capital markets have historically served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, in February 2009, we issued $600 million principal amount of 8 1/2% senior notes due 2014 in a private offering for net proceeds of $560 million and in May 2009, we issued approximately 14 million shares of common stock for net proceeds of $256 million. Our ability to access the debt and equity capital markets on economic terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

        We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2009, we sold certain non-strategic assets for approximately $1.1 billion, a portion of which proceeds were used to pay off the outstanding balances under our credit facilities in 2009 and redeem our 7 3/4% senior notes due 2014 in January 2010. During the first nine months of 2010 we have sold additional non-strategic assets for total proceeds of $156 million.

        We believe that our current cash and cash equivalents, cash flows provided by operating activities, and $1.3 billion of funds available under our credit facilities will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations, including the redemption of our $285 million principal amount of senior notes that are due in December 2011. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate.

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

        Our availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which was $1.3 billion as of September 30, 2010. We currently have allocated

$1.155 billion to the borrowing base under the U.S. Facility and $145 million to the borrowing base under the Canadian Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In October 2010, the lenders reaffirmed the borrowing base at $1.3 billion and the next redetermination is expected to occur in the second quarter of 2011. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

        As of September 30, 2010 and October 29, 2010, there were no outstanding borrowings under our Credit Facilities. We had used the Credit Facilities for approximately $2 million in letters of credit at September 30, 2010.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of October 29, 2010, our primary derivative counterparties are lenders and their affiliates, with six such lenders accounting for approximately 78 Bcfe, or 91% of our 2010 hedged production and approximately 40 Bcfe, or 73% of our 2011 hedged production, excluding outstanding swaptions and call options. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Part 3—"Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash used by financing activities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Net cash provided by operating activities	$398,307	473,573
Net cash used by investing activities	(474,918)	(396,760)
Net cash used by financing activities	(138,675)	(73,281)

        Net cash provided by operating activities is primarily affected by production volumes, commodity prices, the effects of settlements of our derivative contracts, and changes in working capital. The decrease in net cash provided by operating activities in the nine months ended September 30, 2010 compared to the same period of 2009 was primarily due to lower realized gains on our derivative contracts and an increased investment in net operating assets (i.e., working capital) offset somewhat by higher average realized prices for oil and gas. Adjusted discretionary cash flow, which is a non-GAAP liquidity measure that management uses to evaluate cash flow from operations before changes in working capital, was $417 million and $466 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in adjusted discretionary cash flow between the nine-month periods was primarily driven by a decrease in realized gains on oil and gas derivative instruments of $173 million offset by an increase in oil and gas revenues of $86 million and a decrease in production and interest expenses of $22 million and $10 million, respectively. Reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this non-GAAP liquidity measure, as well as a reconciliation to the most directly comparable GAAP measure.

        Net cash used by investing activities is primarily comprised of expenditures for the exploration and development of oil and gas properties and leasehold acquisition costs net of proceeds from the dispositions of oil and gas properties and other capital assets. The increase in net cash used by investing activities in the nine months ended September 30, 2010 compared to the same period of 2009 was primarily due to increased exploration, development, and leasehold acquisition costs during the nine months ended September 30, 2010 as compared to the same period of 2009. The major components of cash used by investing activities for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(612,453)	(512,266)
Proceeds from sale of assets	156,177	145,691
Acquisition of other fixed assets	(19,831)	(30,185)
Other, net	1,189	—

Net cash (used) by investing activities	$(474,918)	(396,760)

      (1)
      Cash paid for exploration, development, and leasehold acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the "Capital Expenditures" table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

        Net cash used by financing activities in the nine months ended September 30, 2010 included the redemption of the 7 3/4% senior notes for $152 million. Net cash used by financing activities in the nine months ended September 30, 2009 included net repayments of bank borrowings of $850 million, partially offset by net proceeds of $560 million for the issuance of the 8 1/2% senior notes and net proceeds of $256 million for the issuance of common stock.

Capital Expenditures

        Expenditures for property exploration, development, and leasehold acquisition costs were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Exploration, development, and leasehold acquisition costs:
Direct costs:
Exploration and development	$510,625	376,030
Leasehold acquisition costs	104,605	13,106
Overhead capitalized	34,576	33,487
Interest capitalized	8,929	9,312

Total capital expenditures(1)	$658,735	431,935

      (1)
      Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include estimated discounted asset retirement obligations of $(2.4) million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

FORWARD-LOOKING STATEMENTS

        The information in this Quarterly Report on Form 10-Q includes "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "could," "should," "future," "potential," "continue," variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included or incorporated in Part I of our 2009 Annual Report on Form 10-K, as well as the risks described in Part II, Item 1A, "Risk Factors," in our Form 10-Q for the quarter ended June 30, 2010, and in this Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Net earnings (loss)	$68,911	172,311	211,327	(968,321)
Income tax expense (benefit)	37,433	(163,851)	117,902	(520,201)
Unrealized (gains) losses on derivative instruments, net	(29,091)	79,238	(102,839)	132,216
Unrealized foreign currency exchange gains, net	(9,244)	(9,723)	(5,290)	(15,609)
Unrealized losses on other investments, net	—	—	—	2,327
Interest expense	37,088	42,653	112,240	122,373
Gain on debt extinguishment, net	—	—	(4,576)	—
Accretion of asset retirement obligations	1,693	2,014	5,441	6,195
Ceiling test write-down of oil and gas properties	—	—	—	1,575,843
Depreciation, depletion, and amortization	64,737	65,275	179,495	237,964
Stock-based compensation	4,658	4,764	14,389	12,948

Adjusted EBITDA	$176,185	192,681	528,089	585,735

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Net cash provided by operating activities	$152,348	185,651	398,307	473,573
Changes in working capital:
Accounts receivable	(18,445)	(4,982)	(24,345)	(66,143)
Other current assets	12,818	(5,147)	(1,539)	(20,622)
Accounts payable and accrued liabilities	19,546	(7,909)	66,123	106,567
Accrued interest and other current liabilities	(8,486)	(16,091)	(4,870)	(27,317)
2009 current income tax credit(1)	(16,984)	—	(16,984)	—

Adjusted discretionary cash flow	$140,797	151,522	416,692	466,058

(1)
The current income tax credit of $17.0 million for the three and nine months ended September 30, 2010 is due to a $17.0 million reduction in our 2009 federal income tax liability recorded in the third quarter of 2010.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

Commodity Price Risk

        We produce and sell natural gas, crude oil, and natural gas liquids for our own account in the United States and Canada. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in commodity prices, or to protect the economics of property acquisitions, we make use of a commodity hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, basis swaps, and other derivative instruments with counterparties who, in general, are participants in our credit facilities. These arrangements, which are typically based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2010, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Oct 2010 - Dec 2010	210	$6.20	$43,425	3,000	$76.06	$(1,414)	—	$—	$—
Calendar 2011	90	5.86	46,044	—	—	—	3,000	36.75	(1,929)

        Subsequent to September 30, 2010, through October 29, 2010, Forest entered into additional gas swaps. See "Commodity Swaptions" below for further information on these swaps.

Collars

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2010, we had entered into the following collars:

Oil Collars (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl		Fair Value (In Thousands)
October 2010 - December 2010	2,000	$60.00/98.50		$(19)
Calendar 2011	3,000	75.00/91.87	(1)	(1,117)

      (1)
      Subsequent to September 30, 2010, in connection with receiving a premium hedged price on a gas swap, we lowered the hedged ceiling price on one of our existing Calendar 2011 oil collars that covered 1,000 barrels per day from $95.00 to $90.00 per Bbl.

Commodity Swaptions

        In connection with several gas swaps entered into during the nine months ended September 30, 2010, we granted option instruments (several commodity swaptions and one call option) to the gas swap counterparties in exchange for us receiving premium hedged prices on the gas swaps. As of October 29, 2010, none of the options have been exercised by the counterparties. The table below sets forth the outstanding options as of September 30, 2010:

Commodity Options
			Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions	December 2010	Calendar 2011	50	$5.80	$(248)	—	$—	$—
Oil Swaption	December 2011	Calendar 2012	—	—	—	1,000	90.00	(3,182)
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	—	1,000	90.00	(2,425)

        Subsequent to September 30, 2010, through October 29, 2010, we entered into two additional gas swaps covering 25 Bbtu per day for Calendar 2011 for a weighted average hedged price of $5.03 per MMBtu. In connection with these swaps, the counterparties were granted the following oil swaptions:

Commodity Options
		Oil (NYMEX WTI)
Option Expiration	Underlying Swap Term	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
December 2010	Calendar 2011	1,000	$85.00
December 2011	Calendar 2012	1,000	90.00

Basis Swaps

        We also use basis swaps in connection with natural gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which a portion of our natural gas production is sold. As of September 30, 2010, we had entered into the following basis swaps:

Basis Swaps
Remaining Swap Term	Index	Bbtu Per Day	Weighted Average Hedged Price Differential per MMBtu	Fair Value (In Thousands)
October 2010—December 2010	Centerpoint	30	$(.95)	$(1,989)
October 2010—December 2010	Houston Ship Channel	50	(.29)	(1,299)
October 2010—December 2010	Mid Continent	60	(1.04)	(4,308)
October 2010—December 2010	NGPL TXOK	40	(.44)	(1,089)

        The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at September 30, 2010 was a net asset of approximately $70.5 million.

Interest Rate Risk

        We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of September 30, 2010, we had entered into the following interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
October 2010—February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$26,480

        The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $26.5 million as of September 30, 2010.

Derivative Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2010, beginning with the fair value of our derivative contracts on December 31, 2009. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2010 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2009	$(5,389)	(596)	(5,985)
Premiums received	—	(984)	(984)
Net increase in fair value	140,655	37,803	178,458
Net contract gains realized	(64,816)	(9,743)	(74,559)

As of September 30, 2010	$70,450	26,480	96,930

Interest Rates on Borrowings

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at September 30, 2010.

	2011	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Long-term debt:
Fixed rate debt	$285,000	12	600,000	1,000,000	1,885,012
Coupon interest rate	8.00%	7.00%	8.50%	7.25%	7.76%
Effective interest rate(1)	7.25%	7.49%	9.47%	7.24%	7.95%

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended September 30, 2010 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    RISK FACTORS

        The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Annual Report"). Except as set forth below, and under Part II, Item 1A, "Risk Factors," in our Form 10-Q for the quarter ended June 30, 2010, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.

  We may face liabilities related to the pending bankruptcy of Pacific Energy Resources, Ltd.

        In August 2007, we closed on the sale of our oil and gas assets in Alaska (the "Alaska Assets") to Pacific Energy Resources, Ltd ("PERL"). In March 2009, PERL filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. PERL requested, and the bankruptcy court has approved, abandonment of PERL's interests in certain of the Alaska Assets. The remaining working interest owners in the Alaska Assets previously made the assertion that, in its role as assignor of the Alaska Assets, Forest should be held liable for any contractual obligations of PERL with respect to the Alaska Assets, including obligations related to operating costs and for costs associated with the final plugging and decommissioning of wells and production facilities. More recently, PERL has asserted during its bankruptcy case that the Alaska Assets were worth less than what PERL paid for them in August 2007, and that Forest may face liability under creditors' rights laws or other laws in connection with the transaction. Forest disagrees with both the working interest owners' assertion and PERL's assertion and, to the extent necessary, will vigorously oppose any efforts to hold Forest liable for PERL's unsatisfied obligations or for the sale of the Alaska Assets to PERL. We cannot predict, however, whether we would be successful in avoiding all such liabilities.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the third quarter 2010. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2010	4,716	$28.57	—	—
August 2010	8,638	27.73	—	—
September 2010	3,500	29.29	—	—

Third Quarter Total	16,854	$28.29	—	—

Item 6.   EXHIBITS

  (a)
  Exhibits.

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.3	Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.4	Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation Registration Statement on Form S-2 (File No. 33-64949).
3.5	Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
3.6	Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2008 (File No. 001-13515).
10.1*	Form of 2010 Severance Agreement for Senior Vice President.
10.2*	Form of 2010 Severance Agreement for Vice President.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.LAB++	XBRL Label Linkbase Document.
101.PRE++	XBRL Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition.

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

FOREST OIL CORPORATION (Registrant)
November 3, 2010	By:	/s/ MICHAEL N. KENNEDY Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of July 20, 1995, incorporated herein by reference to Exhibit 3(i)(a) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.3	Certificate of Amendment of the Certificate of Incorporation, dated as of July 26, 1995, incorporated herein by reference to Exhibit 3(i)(b) to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 1995 (File No. 0-4597).
3.4	Certificate of Amendment of the Certificate of Incorporation dated as of January 5, 1996, incorporated herein by reference to Exhibit 3(i)(c) to Forest Oil Corporation Registration Statement on Form S-2 (File No. 33-64949).
3.5	Certificate of Amendment of the Certificate of Incorporation dated as of December 7, 2000, incorporated herein by reference to Exhibit 3(i)(d) to Form 10-K for Forest Oil Corporation for the year ended December 31, 2000 (File No. 001-13515).
3.6	Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, incorporated herein by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation for the quarter ended June 30, 2008 (File No. 001-13515).
10.1*	Form of 2010 Severance Agreement for Senior Vice President.
10.2*	Form of 2010 Severance Agreement for Vice President.
31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.LAB++	XBRL Label Linkbase Document.
101.PRE++	XBRL Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition.

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