Form 10-Q
period 2011-03-31
FOREST OIL CORP
filed 2011-05-03
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

        As of April 27, 2011 there were 113,636,861 shares of the registrant's common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$163,308	$218,145
Accounts receivable	110,747	135,730
Derivative instruments	49,219	60,182
Inventory	27,244	32,633
Other current assets	47,261	34,993

Total current assets	397,779	481,683
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,908,200 and $7,813,494	2,014,109	1,850,459
Unproved	795,307	751,784

Net oil and gas properties	2,809,416	2,602,243
Other property and equipment, net of accumulated depreciation and amortization of $53,123 and $50,491	116,097	113,435

Net property and equipment	2,925,513	2,715,678
Deferred income taxes	280,652	284,021
Goodwill	257,292	256,842
Derivative instruments	9,608	8,244
Other assets	37,363	38,920

	$3,908,207	$3,785,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$313,988	$252,200
Accrued interest	34,691	23,630
Derivative instruments	71,889	36,413
Deferred income taxes	—	6,911
Current portion of long-term debt	286,563	287,092
Asset retirement obligations	453	561
Other current liabilities	21,024	22,567

Total current liabilities	728,608	629,374
Long-term debt	1,583,701	1,582,280
Asset retirement obligations	87,598	86,752
Derivative instruments	4,709	—
Deferred income taxes	61,037	57,560
Other liabilities	77,160	76,635

Total liabilities	2,542,813	2,432,601
Shareholders' equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 113,625,400 and 113,594,788 shares issued and outstanding	11,363	11,359
Capital surplus	2,691,987	2,684,269
Accumulated deficit	(1,428,235)	(1,424,905)
Accumulated other comprehensive income	90,279	82,064

Total shareholders' equity	1,365,394	1,352,787

	$3,908,207	$3,785,388

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Oil, natural gas, and NGL sales	$202,571	$221,729
Interest and other	564	136

Total revenues	203,135	221,865
Costs, expenses, and other:
Lease operating expenses	31,857	29,102
Production and property taxes	12,209	11,428
Transportation and processing costs	7,276	4,859
General and administrative	19,034	18,753
Depreciation, depletion, and amortization	67,563	52,312
Interest expense	37,880	38,043
Realized and unrealized losses (gains) on derivative instruments, net	36,246	(93,211)
Other, net	(3,883)	(7,994)

Total costs, expenses, and other	208,182	53,292
Earnings (loss) before income taxes	(5,047)	168,573
Income tax	(1,717)	59,411

Net earnings (loss)	$(3,330)	$109,162

Basic earnings (loss) per common share	$(.03)	$.97

Diluted earnings (loss) per common share	$(.03)	$.97

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Capital Surplus	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2010	113,595	$11,359	$2,684,269	$(1,424,905)	$82,064	$1,352,787
Exercise of stock options	8	1	156	—	—	157
Employee stock purchase plan	13	1	419	—	—	420
Restricted stock issued, net of cancellations	15	2	(2)	—	—	—
Amortization of stock-based compensation	—	—	7,346	—	—	7,346
Other, net	(6)	—	(201)	—	—	(201)
Comprehensive earnings:
Net loss	—	—	—	(3,330)	—	(3,330)
Unfunded postretirement benefits, net of tax	—	—	—	—	289	289
Foreign currency translation	—	—	—	—	7,926	7,926

Total comprehensive earnings						4,885

Balances at March 31, 2011	113,625	$11,363	$2,691,987	$(1,428,235)	$90,279	$1,365,394

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net earnings (loss)	$(3,330)	$109,162
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	67,563	52,312
Deferred income tax	(1,717)	58,694
Unrealized losses (gains) on derivative instruments, net	49,784	(83,242)
Unrealized foreign currency exchange gains, net	(7,820)	(6,650)
Stock-based compensation expense	4,486	4,654
Accretion of asset retirement obligations	1,724	1,839
Other, net	1,955	(3,482)
Changes in operating assets and liabilities:
Accounts receivable	25,823	(5,055)
Other current assets	1,191	(2,874)
Accounts payable and accrued liabilities	(3,664)	(66,493)
Accrued interest and other current liabilities	9,956	6,813

Net cash provided by operating activities	145,951	65,678
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(217,110)	(191,754)
Other fixed assets	(11,125)	(1,584)
Proceeds from sales of assets	12,017	10,766

Net cash used by investing activities	(216,218)	(182,572)
Financing activities:
Proceeds from bank borrowings	36,822	7,875
Repayments of bank borrowings	(36,822)	(7,875)
Redemption of 7 3/4% senior notes	—	(151,938)
Change in bank overdrafts	14,932	13,003
Other, net	374	2,424

Net cash provided (used) by financing activities	15,306	(136,511)
Effect of exchange rate changes on cash	124	(38)

Net decrease in cash and cash equivalents	(54,837)	(253,443)
Cash and cash equivalents at beginning of period	218,145	467,221

Cash and cash equivalents at end of period	$163,308	$213,778

Cash paid during the period for:
Interest	$26,295	$29,218
Income taxes	53	64,048

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

        Forest Oil Corporation ("Forest" or the "Company") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids ("NGLs") primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Forest is active in several of the major exploration and producing areas in the United States and in Canada and has exploratory and development interests in two other foreign countries.

        In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering ("IPO") of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine Resources Inc. ("Lone Pine"), which will be the holding company of the Canadian operations, followed by a distribution of the remaining shares of Lone Pine held by Forest to its shareholders. Lone Pine intends to use a portion of the net proceeds from the IPO to pay approximately $50 million to Forest. In addition, Lone Pine intends to use the remaining net proceeds from the IPO and borrowings under its credit facility to repay all of its outstanding indebtedness to Forest. Forest expects the IPO to occur in the second quarter of 2011 and the spin-off of the remaining shares of Lone Pine is expected to occur approximately four months after the IPO; however, Forest will retain the right to decide whether to consummate the spin-off at its discretion.

Basis of Presentation

        The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of Forest at March 31, 2011 and the results of its operations, its cash flows, and changes in its shareholders' equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on our revenues and fair values of our derivative instruments.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the 2011 financial statement presentation.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        For a more complete understanding of Forest's operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest's Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission ("SEC").

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS

Earnings (Loss) per Share

        Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest's stock incentive plans have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest's stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest's stock incentive plans do not participate in dividends. Performance units issued under Forest's stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units' vesting period only after the performance units vest with common shares being earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest's shareholder return over the performance units' vesting period in relation to the shareholder returns of specified peers. See Note 3 for more information on Forest's stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

        Under the treasury stock method, diluted earnings (loss) per share is computed by dividing net earnings (loss) adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods by the weighted average number of common shares outstanding adjusted for the dilutive effect, if any, of potential common shares (e.g. stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists. No potential common shares were included in the calculation of diluted loss per share for the three months ended March 31, 2011 as their inclusion would have an antidilutive effect. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended March 31, 2010 as their inclusion would have an antidilutive effect.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (Continued)

        The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$(3,330)	$109,162
Net earnings attributable to participating securities	—	(1,962)

Net earnings (loss) attributable to common stock for basic earnings per share	(3,330)	107,200
Adjustment for liability-classified stock-based compensation awards	—	26

Net earnings (loss) for diluted earnings per share	$(3,330)	$107,226

Weighted average common shares outstanding during the period for basic earnings per share	111,343	110,416
Dilutive effects of potential common shares	—	586

Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	111,343	111,002

Basic earnings (loss) per common share	$(.03)	$.97

Diluted earnings (loss) per common share	$(.03)	$.97

Comprehensive Earnings

        Comprehensive earnings is a term used to refer to net earnings (loss) plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings (loss). Items included in Forest's other comprehensive income for the three months ended March 31, 2011 and 2010 are net foreign currency gains related to the translation of the assets and liabilities of Forest's Canadian operations and changes in unfunded postretirement benefits.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS (Continued)

        The components of comprehensive earnings are as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net earnings (loss)	$(3,330)	$109,162
Other comprehensive income:
Foreign currency translation gains	7,926	9,142
Unfunded postretirement benefits, net of tax	289	395

Total comprehensive earnings	$4,885	$118,699

(3) STOCK-BASED COMPENSATION

        The table below sets forth total stock-based compensation recorded during the three months ended March 31, 2011 and 2010, and the remaining unamortized amounts and weighted average amortization period as of March 31, 2011.

	Stock Options	Restricted Stock	Performance Units	Phantom Stock Units	Total(1)
	(In Thousands)
Three months ended March 31, 2011:
Total stock-based compensation costs	$163	$6,369	$671	$1,318	$8,521
Less: stock-based compensation costs capitalized	(71)	(2,591)	(192)	(625)	(3,479)

Stock-based compensation costs expensed	$92	$3,778	$479	$693	$5,042

Unamortized stock-based compensation costs	$134	$21,999	$5,364	$7,944 (2)	$35,441
Weighted average amortization period remaining	.2 years	1.9 years	2.0 years	1.7 years	1.8 years
Three months ended March 31, 2010:
Total stock-based compensation costs	$222	$6,821	$—	$1,268	$8,311
Less: stock-based compensation costs capitalized	(93)	(2,691)	—	(589)	(3,373)

Stock-based compensation costs expensed	$129	$4,130	$—	$679	$4,938

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million of compensation cost was recognized for each of the three month periods ended March 31, 2011 and 2010.

(2)
Based on the closing price of the Company's common stock on March 31, 2011.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) STOCK-BASED COMPENSATION (Continued)

Stock Options

        The following table summarizes stock option activity in the Company's stock-based compensation plans for the three months ended March 31, 2011.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2011	1,327,695	$21.67	$22,531	1,283,232
Granted	—
Exercised	(7,610)	20.63	121
Cancelled	—

Outstanding at March 31, 2011	1,320,085	$21.68	$21,998	1,275,622

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Stock Units, and Phantom Stock Units

        The following table summarizes the restricted stock, performance stock unit, and phantom stock unit activity in the Company's stock-based compensation plans for the three months ended March 31, 2011.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	2,272,321	$32.71		264,500	$31.63		510,609	$24.79
Awarded	19,735	37.75		—	—		—	—
Vested	(16,638)	46.62	$622	—	—	$—	(362)	45.38	$14
Forfeited	(4,410)	27.96		—	—		(525)	17.63

Unvested at March 31, 2011	2,271,008	$32.66		264,500	$31.63		509,722	$24.78

(1)
Of the unvested units of phantom stock at March 31, 2011, 270,985 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 238,737 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. Of the 362 phantom stock units that vested during the three months ended March 31, 2011, 300 units were settled in shares of common stock and 62 units were settled in cash.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT

        The components of debt are as follows:

	March 31, 2011				December 31, 2010
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
Credit Facilities	$—	$—	$—	$—	$—	$—	$—	$—
8% Senior Notes due 2011(2)	285,000	969	594	286,563	285,000	1,292	800	287,092
7% Senior Subordinated Notes due 2013	12	—	—	12	12	—	—	12
8 1/2% Senior Notes due 2014	600,000	(16,774)	—	583,226	600,000	(18,210)	—	581,790
7 1/4% Senior Notes due 2019	1,000,000	463	—	1,000,463	1,000,000	478	—	1,000,478

Total debt	1,885,012	(15,342)	594	1,870,264	1,885,012	(16,440)	800	1,869,372
Less: current portion of debt(2)	(285,000)	(969)	(594)	(286,563)	(285,000)	(1,292)	(800)	(287,092)

Long-term portion of debt	$1,600,012	$(16,311)	$—	$1,583,701	$1,600,012	$(17,732)	$—	$1,582,280

(1)
Represents the unamortized portion of deferred gains realized upon termination of interest rate swaps in 2002 that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the terms of the notes.

(2)
Due December 2011.

Bank Credit Facilities

        As of March 31, 2011, the Company had syndicated bank revolving credit agreements with total lender commitments of $1.8 billion. The credit agreements consist of a $1.65 billion U.S. credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "U.S. Credit Facility") and a $150 million Canadian credit facility through a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Canadian Credit Facility," and together with the U.S. Credit Facility, the "Credit Facilities"). The Credit Facilities will mature in June 2012. At March 31, 2011, there were no outstanding borrowings under the Credit Facilities.

        Forest's availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"). As of March 31, 2011, the borrowing base under the Credit Facilities was $1.3 billion, which Forest has allocated $1.155 billion to the U.S. Credit Facility and $145 million to the Canadian Credit Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest's oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2011, the lenders reaffirmed the borrowing base at $1.3 billion, which will be effective until Lone Pine's IPO, at which time the borrowing base will be redetermined. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) DEBT (Continued)

        On March 18, 2011, Lone Pine, as parent, and Canadian Forest Oil Ltd. ("CFOL"), as borrower, both wholly-owned subsidiaries of Forest, entered into a new stand-alone credit facility totaling CDN$500 million with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "New Canadian Credit Facility"). The borrowing base for the New Canadian Credit Facility is currently CDN$350 million. The operative provisions of the New Canadian Credit Facility will not become effective until the closing of Lone Pine's previously announced IPO, at which time the New Canadian Credit Facility will replace CFOL's existing credit facility. The New Canadian Credit Facility will be collateralized by CFOL's assets. CFOL will be required to mortgage, and grant a security interest in, 75% of the present value of the proved oil and gas properties and related assets of CFOL and its subsidiary. CFOL is required to, and will, pledge the stock of its subsidiary to the lenders to secure the New Canadian Credit Facility. Under certain circumstances, CFOL could be obligated to pledge additional assets as collateral. From the IPO until the distribution of the remaining shares of Lone Pine held by Forest to Forest's shareholders (the "Spin-off"), Forest will guarantee the obligations of CFOL under the New Canadian Credit Agreement. Prior to the IPO, Forest and CFOL expect to enter into an amendment to the existing credit facilities of Forest and CFOL providing for the termination of CFOL's existing credit facility in connection with the completion of the IPO and the amendment or waiver of certain covenants under Forest's existing credit facility to permit the completion of the IPO and the Spin-off. Forest expects that such amendment will provide for the reduction of Forest's existing global borrowing base to approximately $1.155 billion at the time of the termination of CFOL's existing credit facility and the completion of the IPO.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

        The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company's primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended March 31, 2011 and 2010, Forest capitalized $13.4 million and $12.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2011 and 2010, the Company capitalized $2.2 million and $2.8 million, respectively, of interest costs attributed to unproved properties.

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

        The Company performs a ceiling test each quarter on a country-by-country basis under the full cost method of accounting. The ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activity for Forest's asset retirement obligations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Asset retirement obligations at beginning of period	$87,313	$93,303
Accretion expense	1,724	1,839
Liabilities incurred	422	945
Liabilities settled	(1,087)	(151)
Disposition of properties	(367)	(513)
Revisions of estimated liabilities	(325)	(10,555)
Impact of foreign currency exchange rate	371	385

Asset retirement obligations at end of period	88,051	85,253
Less: current asset retirement obligations	(453)	(3,006)

Long-term asset retirement obligations	$87,598	$82,247

(7) FAIR VALUE MEASUREMENTS

        The Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are set forth in the table below.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$43,242
Interest rate	15,585

Total assets	$58,827

Liabilities:
Derivative instruments(2)
Commodity	$76,598
Interest rate	—

Total liabilities	$76,598

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

        The fair values and carrying amounts of the Company's financial instruments are summarized below as of the dates indicated.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$163,308	$163,308	$218,145	$218,145
Derivative instruments	58,827	58,827	68,426	68,426
Liabilities:
Derivative instruments	76,598	76,598	36,413	36,413
8% senior notes due 2011	286,563	297,648	287,092	300,658
7% senior subordinated notes due 2013	12	12	12	12
8 1/2% senior notes due 2014	583,226	666,750	581,790	660,000
7 1/4% senior notes due 2019	1,000,463	1,050,000	1,000,478	1,022,670

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

        The table below sets forth Forest's outstanding commodity swaps and costless collars as of March 31, 2011.

Commodity Swaps and Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
April 2011 - December 2011	150	$5.48	1,000	$85.00		5,000	$38.15
Calendar 2012	85	5.25	—	—		2,000	45.22
Collars:
April 2011 - December 2011	—	—	3,000	75.00/90.20	(1)	—	—

(1)
Represents the weighted average hedged floor and ceiling price per Bbl.

        In connection with several natural gas swaps Forest has entered into, Forest granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas swaps. The table below sets forth the outstanding options as of March 31, 2011 (as of April 27, 2011, none of the options in the table have been exercised by the counterparties).

Commodity Options
			Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	3,000	90.00
Oil Swaption	December 2012	Calendar 2013	—	—	1,000	120.00
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	1,000	90.00

Interest Rate Derivatives

        Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest's outstanding fixed-to-floating interest rate swaps as of March 31, 2011.

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	March 31, 2011	December 31, 2010
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$38,617	$49,415
Derivative instruments	4,625	—
Interest rate derivatives:
Current assets: derivative instruments	10,602	10,767
Derivative instruments	4,983	8,244

Total assets	58,827	68,426
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	71,889	36,413
Derivative instruments	4,709	—

Total liabilities	76,598	36,413

Net derivative fair value	$(17,771)	$32,013

        The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as "Realized and unrealized losses (gains) on derivative instruments, net," for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Commodity derivatives:
Realized gains	$(10,568)	$(6,448)
Unrealized losses (gains)	46,358	(79,622)
Interest rate derivatives:
Realized gains	(2,970)	(3,521)
Unrealized losses (gains)	3,426	(3,620)

Realized and unrealized losses (gains) on derivative instruments, net	$36,246	$(93,211)

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

Credit Risk

        Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. As of March 31, 2011, all of the derivative counterparties are lenders, or an affiliate of a lender, under the Credit Facilities, which provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions with Forest. None of these counterparties require collateral beyond that already pledged under the Credit Facilities.

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

        Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, Forest's ISDA Master Agreements contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions apply to all derivative transactions with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $12.3 million at March 31, 2011. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At March 31, 2011, Forest owed a net derivative liability to seven counterparties, the fair value of which was $30.1 million. If the netting provisions of the ISDA Master Agreements did not exist, at March 31, 2011, Forest would be exposed to a risk of loss of $58.8 million under its derivative agreements and Forest's derivative counterparties would be exposed to a risk of loss of $76.6 million.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) DERIVATIVE INSTRUMENTS (Continued)

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted which, as part of a broader financial regulatory reform, includes derivatives reform that may impact our business. Congress delegated many of the details of the Dodd-Frank Act to federal regulatory agencies, which are in the process of writing and implementing new rules. Forest is monitoring the impact, if any, that the Dodd-Frank Act and related rules will have on our existing derivative transactions under the Company's outstanding ISDA Master Agreements and Schedules, as well as Forest's ability to enter into such transactions and agreements in the future.

(9) COSTS, EXPENSES, AND OTHER

        The table below sets forth the components of "Other, net" in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Unrealized foreign currency exchange gains, net	$(7,820)	$(6,650)
Accretion of asset retirement obligations	1,724	1,839
Gain on debt extinguishment, net	—	(4,578)
Other, net	2,213	1,395

	$(3,883)	$(7,994)

(10) GEOGRAPHICAL SEGMENTS

        At March 31, 2011, Forest conducted operations in one industry segment, oil and gas exploration and production, and had three reportable geographical business segments: United States, Canada, and International. Forest's remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) GEOGRAPHICAL SEGMENTS (Continued)

segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Exploration and Production
	Three Months Ended March 31, 2011
	United States	Canada	International	Total Company
	(In Thousands)
Oil, natural gas, and NGL sales	$166,310	$36,261	$—	$202,571
Costs and expenses:
Lease operating expenses	23,630	8,227	—	31,857
Production and property taxes	11,606	603	—	12,209
Transportation and processing costs	3,651	3,625	—	7,276
Depletion	46,804	18,595	—	65,399
Accretion of asset retirement obligations	1,423	275	26	1,724

Segment earnings (loss)	$79,196	$4,936	$(26)	$84,106

Capital expenditures(1)	$189,778	$77,943	$517	$268,238

Goodwill(2)	$239,420	$17,872	$—	$257,292

Long-lived assets(2)(3)	$2,109,728	$723,653	$92,132	$2,925,513

Total assets(2)	$3,013,637	$796,201	$98,369	$3,908,207

(1)
Includes changes in estimated discounted asset retirement obligations of $.1 million recorded during the three months ended March 31, 2011.

(2)
As of March 31, 2011.

(3)
Consists of net property and equipment.

        A reconciliation of segment earnings to consolidated loss before income taxes is as follows:

Three Months Ended March 31, 2011
(In Thousands)
Segment earnings	$84,106
Interest and other income	564
General and administrative expense	(19,034)
Depreciation and amortization expense	(2,164)
Interest expense	(37,880)
Realized and unrealized losses on derivative instruments, net	(36,246)
Other, net	5,607

Loss before income taxes	$(5,047)

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10) GEOGRAPHICAL SEGMENTS (Continued)

	Oil and Gas Exploration and Production
	Three Months Ended March 31, 2010
	United States	Canada	International	Total Company
	(In Thousands)
Oil, natural gas, and NGL sales	$184,322	$37,407	$—	$221,729
Costs and expenses:
Lease operating expenses	23,468	5,634	—	29,102
Production and property taxes	10,806	622	—	11,428
Transportation and processing costs	2,655	2,204	—	4,859
Depletion	36,511	13,116	—	49,627
Accretion of asset retirement obligations	1,549	265	25	1,839

Segment earnings (loss)	$109,333	$15,566	$(25)	$124,874

Capital expenditures(1)	$166,496	$107,641	$1,114	$275,251

Goodwill(2)	$239,420	$17,058	$—	$256,478

Long-lived assets(2)(3)	$1,845,983	$555,412	$88,138	$2,489,533

Total assets(2)	$2,991,423	$643,660	$89,013	$3,724,096

(1)
Includes changes in estimated discounted asset retirement obligations of $(9.6) million recorded during the three months ended March 31, 2010.

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

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's 8% senior notes due 2011, 8 1/2% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of the Company (the "Subsidiary Guarantor"). The Company's remaining subsidiaries (the "Non-Guarantor Subsidiaries") have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2011					December 31, 2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$159,673	$—	$3,635	$—	$163,308	$216,580	$3	$1,562	$—	$218,145
Accounts receivable	37,989	37,038	36,908	(1,188)	110,747	50,024	50,211	36,291	(796)	135,730
Note receivable from subsidiary	283,885	—	—	(283,885)	—	250,183	—	—	(250,183)	—
Other current assets	98,341	757	24,626	—	123,724	112,287	755	14,766	—	127,808

Total current assets	579,888	37,795	65,169	(285,073)	397,779	629,074	50,969	52,619	(250,979)	481,683
Property and equipment, at cost	7,538,054	1,237,066	2,111,716	—	10,886,836	7,403,398	1,198,138	1,978,127	—	10,579,663
Less accumulated depreciation, depletion, and amortization	5,654,680	1,061,738	1,244,905	—	7,961,323	5,618,604	1,049,647	1,195,734	—	7,863,985

Net property and equipment	1,883,374	175,328	866,811	—	2,925,513	1,784,794	148,491	782,393	—	2,715,678
Investment in subsidiaries	472,114	—	—	(472,114)	—	436,772	—	—	(436,772)	—
Goodwill	216,460	22,960	17,872	—	257,292	216,460	22,960	17,422	—	256,842
Due from (to) parent and subsidiaries	183,612	1,876	(185,488)	—	—	187,404	(13,388)	(174,016)	—	—
Deferred income taxes	336,571	—	—	(55,919)	280,652	330,309	—	—	(46,288)	284,021
Other assets	44,756	6	2,209	—	46,971	44,936	6	2,222	—	47,164

	$3,716,775	$237,965	$766,573	$(813,106)	$3,908,207	$3,629,749	$209,038	$680,640	$(734,039)	$3,785,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$231,363	$2,022	$81,791	$(1,188)	$313,988	$204,295	$2,189	$46,512	$(796)	$252,200
Current portion of long-term-debt	286,563	—	—	—	286,563	287,092	—	—	—	287,092
Note payable to parent	—	—	283,885	(283,885)	—	—	—	250,183	(250,183)	—
Other current liabilities	118,942	60	9,055	—	128,057	80,328	36	9,718	—	90,082

Total current liabilities	636,868	2,082	374,731	(285,073)	728,608	571,715	2,225	306,413	(250,979)	629,374
Long-term debt	1,583,701	—	—	—	1,583,701	1,582,280	—	—	—	1,582,280
Other liabilities	129,002	2,107	38,358	—	169,467	122,390	2,119	38,878	—	163,387
Deferred income taxes	1,810	76,338	38,808	(55,919)	61,037	577	67,365	35,906	(46,288)	57,560

Total liabilities	2,351,381	80,527	451,897	(340,992)	2,542,813	2,276,962	71,709	381,197	(297,267)	2,432,601
Shareholders' equity	1,365,394	157,438	314,676	(472,114)	1,365,394	1,352,787	137,329	299,443	(436,772)	1,352,787

	$3,716,775	$237,965	$766,573	$(813,106)	$3,908,207	$3,629,749	$209,038	$680,640	$(734,039)	$3,785,388

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2011					2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil, natural gas, and NGL sales	$117,013	$48,716	$36,842	$—	$202,571	$142,456	$41,142	$38,131	$—	$221,729
Interest and other	807	56	12	(311)	564	1,684	9	6	(1,563)	136
Equity earnings (losses) in subsidiaries	25,547	—	—	(25,547)	—	41,067	—	—	(41,067)	—

Total revenues	143,367	48,772	36,854	(25,858)	203,135	185,207	41,151	38,137	(42,630)	221,865
Costs, expenses, and other:
Lease operating expenses	20,536	2,988	8,333	—	31,857	20,631	2,689	5,782	—	29,102
Other direct operating costs	12,146	3,086	4,253	—	19,485	11,224	2,614	2,449	—	16,287
General and administrative	15,688	609	2,737	—	19,034	15,648	548	2,557	—	18,753
Depreciation, depletion, and amortization	36,074	12,092	19,397	—	67,563	30,883	7,809	13,620	—	52,312
Interest expense	36,500	(68)	1,759	(311)	37,880	37,303	857	1,446	(1,563)	38,043
Realized and unrealized losses (gains) on derivative instruments, net	35,796	405	45	—	36,246	(77,047)	(15,954)	(210)	—	(93,211)
Other, net	2,456	(41)	(6,298)	—	(3,883)	(2,704)	(52)	(5,238)	—	(7,994)

Total costs, expenses, and other	159,196	19,071	30,226	(311)	208,182	35,938	(1,489)	20,406	(1,563)	53,292

Earnings (loss) before income taxes	(15,829)	29,701	6,628	(25,547)	(5,047)	149,269	42,640	17,731	(41,067)	168,573
Income tax	(12,499)	8,973	1,809	—	(1,717)	40,107	15,786	3,518	—	59,411

Net earnings (loss)	$(3,330)	$20,728	$4,819	$(25,547)	$(3,330)	$109,162	$26,854	$14,213	$(41,067)	$109,162

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2011				2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(28,877)	$20,728	$4,819	$(3,330)	$68,095	$26,854	$14,213	$109,162
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	36,074	12,092	19,397	67,563	30,883	7,809	13,620	52,312
Unrealized losses (gains) on derivative instruments, net	49,200	525	59	49,784	(68,289)	(14,759)	(194)	(83,242)
Deferred income tax	(12,100)	8,973	1,410	(1,717)	39,390	15,786	3,518	58,694
Other, net	8,464	78	(8,197)	345	2,867	41	(6,547)	(3,639)
Changes in operating assets and liabilities:
Accounts receivable	12,034	13,173	616	25,823	15,699	(2,038)	(18,716)	(5,055)
Other current assets	2,983	(2)	(1,790)	1,191	12,064	(154)	(14,784)	(2,874)
Accounts payable and accrued liabilities	(8,504)	(299)	5,139	(3,664)	(66,341)	(2,879)	2,727	(66,493)
Accrued interest and other current liabilities	10,816	(131)	(729)	9,956	8,041	(21)	(1,207)	6,813

Net cash provided (used) by operating activities	70,090	55,137	20,724	145,951	42,409	30,639	(7,370)	65,678
Investing activities:
Capital expenditures for property and equipment	(128,570)	(38,874)	(60,791)	(228,235)	(107,640)	(32,101)	(53,597)	(193,338)
Proceeds from sales of assets	11,614	—	403	12,017	157	40	10,569	10,766

Net cash used by investing activities	(116,956)	(38,874)	(60,388)	(216,218)	(107,483)	(32,061)	(43,028)	(182,572)
Financing activities:
Proceeds from bank borrowings	—	—	36,822	36,822	—	—	7,875	7,875
Repayments of bank borrowings	—	—	(36,822)	(36,822)	—	—	(7,875)	(7,875)
Redemption and repurchase of notes	—	—	—	—	(151,938)	—	—	(151,938)
Net activity in investments from subsidiaries	(26,512)	(16,408)	42,920	—	(40,289)	1,839	38,450	—
Other, net	16,471	142	(1,307)	15,306	13,392	(794)	2,829	15,427

Net cash (used) provided by financing activities	(10,041)	(16,266)	41,613	15,306	(178,835)	1,045	41,279	(136,511)
Effect of exchange rate changes on cash	—	—	124	124	—	—	(38)	(38)

Net (decrease) increase in cash and cash equivalents	(56,907)	(3)	2,073	(54,837)	(243,909)	(377)	(9,157)	(253,443)
Cash and cash equivalents at beginning of period	216,580	3	1,562	218,145	456,978	379	9,864	467,221

Cash and cash equivalents at end of period	$159,673	$—	$3,635	$163,308	$213,069	$2	$707	$213,778

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading "Forward-Looking Statements" below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission ("SEC"), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest's Condensed Consolidated Financial Statements and the Notes thereto, the information under the heading "Forward-Looking Statements" below, and the information included or incorporated by reference in Forest's 2010 Annual Report on Form 10-K under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless indicated otherwise, all references in this document to "Forest," "the Company," "we," "our," "ours," and "us" refer to Forest Oil Corporation and its consolidated subsidiaries.

        Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Our total estimated proved reserves as of December 31, 2010 were approximately 2,244 Bcfe of which 81% were in the United States, 17% were in Canada, and 2% were in Italy. Approximately 78% of our estimated proved reserves were natural gas as of December 31, 2010. We currently conduct our operations in three geographical segments: the United States, Canada, and International. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our geographical segments. Our core operational areas are in the Texas Panhandle, the Western Canadian Sedimentary Basin in Alberta and British Columbia, the Eagle Ford Shale in South Texas, and the East Texas / North Louisiana area.

        In December 2010, we announced our intention to separate our Canadian operations through an initial public offering ("IPO") of up to 19.9% of the common stock of our wholly-owned subsidiary, Lone Pine Resources Inc. ("Lone Pine"), which will be the holding company of the Canadian operations, followed by a distribution of the remaining shares of Lone Pine held by us to our shareholders. Lone Pine intends to use a portion of the net proceeds from the IPO to pay approximately $50 million to Forest. In addition, Lone Pine intends to use the remaining net proceeds from the IPO and borrowings under its credit facility to repay all of its outstanding indebtedness to Forest. We expect the IPO to occur in the second quarter of 2011 and the spin-off of the remaining shares of Lone Pine is expected to occur approximately four months after the IPO; however, we will retain the right to decide whether to consummate the spin-off at our discretion.

RESULTS OF OPERATIONS

        The following table sets forth selected operating results for the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Oil, natural gas, and NGL sales volumes (MMcfe)	38,281	37,522
Oil, natural gas, and NGL sales (in thousands)	$202,571	$221,729
Realized equivalent sales price (per Mcfe)	$5.29	$5.91
Net earnings (loss) (in thousands)	$(3,330)	$109,162
Diluted earnings (loss) per common share	$(.03)	$.97
Adjusted EBITDA (in thousands)(1)	$148,570	$170,951

(1)
In addition to reporting net earnings (loss) as defined under generally accepted accounting principles ("GAAP"), we also present Adjusted EBITDA, which is a non-GAAP performance measure. See "—Reconciliation of Non-GAAP Measures" at the end of this Item 2 for a reconciliation of Adjusted EBITDA to reported net earnings (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

        Our reported oil, natural gas, and natural gas liquids ("NGL") sales volumes in the first quarter of 2011 increased 2% compared to the first quarter of 2010 and 6% pro forma for the sale of certain producing oil and gas properties in 2010. Oil, natural gas, and NGL revenues decreased $19 million compared to the first quarter of 2010 due to a decrease in the price of natural gas partially offset by increases in the price of oil and NGLs. Net earnings decreased $112 million to a net loss of $3 million in 2011 compared to net earnings of $109 million in 2010 primarily due to an unrealized loss on derivative instruments recorded in the first quarter of 2011 of $50 million compared to an unrealized gain on derivative instruments recorded in the first quarter of 2010 of $83 million. Adjusted EBITDA, which is a performance measure that we use to evaluate our operations that excludes the impact of certain non-cash items such as fair value adjustments on derivative instruments, decreased $22 million to $149 million in the first quarter of 2011 from $171 million in the first quarter of 2010. The decrease was primarily due to the $19 million decrease in oil, natural gas, and NGL revenues discussed above.

        Management's analysis of the individual components of the changes in our quarterly results follows.

Oil and Natural Gas Volumes and Revenues

        Oil, natural gas, and NGL sales volumes, revenues, and average sales prices by location for the three months ended March 31, 2011 and 2010 are set forth in the table below.

	Three Months Ended March 31,
	2011				2010
	Natural Gas	Oil	NGLs	Total	Natural Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	22,873	515	798	30,751	24,107	502	677	31,181
Canada	6,486	154	20	7,530	4,979	180	47	6,341

Totals	29,359	669	818	38,281	29,086	682	724	37,522

Revenues (in thousands):
United States	$86,762	$47,094	$32,454	$166,310	$119,095	$38,113	$27,114	$184,322
Canada	22,643	12,430	1,188	36,261	22,734	12,475	2,198	37,407

Totals	$109,405	$59,524	$33,642	$202,571	$141,829	$50,588	$29,312	$221,729

	$/Mcf	$/Bbl	$/Bbl	$/Mcfe	$/Mcf	$/Bbl	$/Bbl	$/Mcfe
Average sales price per unit:
United States	$3.79	$91.44	$40.67	$5.41	$4.94	$75.92	$40.05	$5.91
Canada	3.49	80.71	59.40	4.82	4.57	69.31	46.77	5.90

Totals	$3.73	$88.97	$41.13	$5.29	$4.88	$74.18	$40.49	$5.91

        Net oil and gas sales volumes in the first quarter 2011 increased 2% to 425 MMcfe per day from 417 MMcfe per day in the first quarter 2010. Net oil and gas sales volumes pro forma for the sale of certain producing oil and gas properties in 2010 increased 6% in the first quarter 2011 compared to the first quarter 2010. Oil and gas revenues were $203 million in the first quarter 2011, a 9% decrease as compared to $222 million in the first quarter 2010. The decrease in oil and gas revenues between the comparable three month periods was primarily due to a 10% decrease in average realized sales prices from $5.91 per Mcfe in 2010 to $5.29 per Mcfe in 2011, partially offset by the increase in sales volumes discussed above.

        The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments as we have elected not to designate our derivative instruments as cash flow hedges. See—"Realized and Unrealized Gains and Losses on Derivative Instruments" below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

        The table below sets forth the detail of oil and gas production expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$31,857	$29,102
Production and property taxes	12,209	11,428
Transportation and processing costs	7,276	4,859

Production expense	$51,342	$45,389

Production expense per Mcfe:
Lease operating expenses	$.83	$.78
Production and property taxes	.32	.30
Transportation and processing costs	.19	.13

Production expense per Mcfe	$1.34	$1.21

Lease operating expenses

        Lease operating expenses in the first quarter 2011 were $32 million, or $.83 per Mcfe, compared to $29 million, or $.78 per Mcfe, in the first quarter 2010. The $3 million increase in lease operating expenses between the comparable periods was primarily due to an increase in winter-weather related costs and an increase in water disposal and compression costs.

Production and property taxes

        Production and property taxes, which primarily consist of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 6.0% and 5.2% of oil, natural gas, and NGL sales for the three months ended March 31, 2011 and 2010, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and processing costs

        Transportation and processing costs in the first quarter 2011 were $7 million, or $.19 per Mcfe, compared to $5 million, or $.13 per Mcfe, in the first quarter 2010. Transportation and processing costs increased between comparable periods primarily due to higher natural gas transportation costs incurred in Canada.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Stock-based compensation costs	$8,664	$8,450
Other general and administrative costs	23,788	22,413
General and administrative costs capitalized	(13,418)	(12,110)

General and administrative expense	$19,034	$18,753

        General and administrative expense was $19 million in both the first quarter 2011 and 2010. The percentage of general and administrative costs capitalized under the full cost method of accounting was relatively consistent between the periods presented, ranging from 39% to 41%.

Depreciation, Depletion, and Amortization

        Depreciation, depletion, and amortization expense ("DD&A") in the first quarter 2011 was $68 million, or $1.76 per Mcfe, compared to $52 million, or $1.39 per Mcfe, in the first quarter 2010. The increase in DD&A is primarily due to ceiling test write-downs (see Note 5 to the Condensed Consolidated Financial Statements for a description of the "ceiling test") recorded as of December 31, 2008 and March 31, 2009 as well as the sale of our Permian Basin assets in the fourth quarter of 2009, both of which contributed to our reduced DD&A rate of $1.39 in the first quarter of 2010. As we have added proved oil and gas reserves to our depletable base at per-unit rates that have exceeded $1.39 per Mcfe since the first quarter of 2010, our depletion rate has steadily increased.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Interest costs	$40,062	$40,825
Interest costs capitalized	(2,182)	(2,782)

Interest expense	$37,880	$38,043

        Interest expense totaled $38 million in the first quarter 2011 as well as the first quarter 2010. Average outstanding debt balances were consistent between periods as were average interest rates since all of our outstanding debt throughout 2010 and 2011, other than temporary borrowings under our revolving credit facility in Canada, were senior notes with fixed interest rates. In order to effectively reduce this concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of March 31, 2011, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million during each of the three month periods ended March 31, 2011 and 2010. These gains are recorded as realized gains on derivatives rather than as a reduction to interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$2,423	$738
Natural Gas	(17,952)	(7,186)
NGLs	4,961	—
Interest	(2,970)	(3,521)

Subtotal realized gains on derivatives, net	(13,538)	(9,969)
Unrealized losses (gains) on derivatives, net:
Oil	24,966	1,553
Natural Gas	11,802	(81,175)
NGLs	9,590	—
Interest	3,426	(3,620)

Subtotal unrealized losses (gains) on derivatives, net	49,784	(83,242)

Realized and unrealized losses (gains) on derivatives, net	$36,246	$(93,211)

Other, Net

        The table below sets forth the components of "Other, net" in our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Unrealized foreign currency exchange gains, net	$(7,820)	$(6,650)
Accretion of asset retirement obligations	1,724	1,839
Gain on debt extinguishment, net	—	(4,578)
Other, net	2,213	1,395

	$(3,883)	$(7,994)

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

Gain on Debt Extinguishment

        The net gain on debt extinguishment for the three months ended March 31, 2010 relates to the January 2010 redemption of all $150 million of our 7 3/4% senior notes due 2014 at 101.292% of par. A net gain was recognized due to the write-off, at the time the notes were redeemed, of unamortized deferred gains resulting from the previous termination of interest rate swaps related to these senior notes. This gain was partially offset by the $1.9 million redemption premium paid to redeem the notes. See Note 4 to the Consolidated Financial Statements for more information on our debt.

Current and Deferred Income Tax

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Percentages)
Current income tax	$—	$717
Deferred income tax	(1,717)	58,694

Total income tax	$(1,717)	$59,411

Effective tax rate	34%	35%

        Our combined U.S. and Canadian effective tax rate generally approximates 35% to 36% but will fluctuate based on the percentage of pre-tax income generated in the U.S. versus Canada. Our effective income tax rate for the three months ended March 31, 2011 and 2010 was 34% and 35%, respectively.

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

        Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flow generated from operations. For the quarter ended March 31, 2011, natural gas accounted for approximately 77% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and NGLs. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of April 27, 2011, we had hedged, via commodity swaps and collar instruments, approximately 73 Bcfe of our total 2011 production and approximately 36 Bcfe of our total 2012 production, excluding outstanding commodity call options. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 in 2012. In the future, we may determine to increase or decrease our hedging positions. See Item 3—"Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk," below for more information on our derivative contracts including commodity call options.

        The other primary source of liquidity is our combined U.S. and Canadian credit facilities, which had an aggregate borrowing base of $1.3 billion as of March 31, 2011. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets and mature in June 2012. See—"Bank Credit Facilities" below for further details. We had no amounts drawn on our credit facilities as of March 31, 2011 and April 27, 2011.

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

        Our availability under the Credit Facilities is governed by a borrowing base (the "Global Borrowing Base"), which was $1.3 billion as of March 31, 2011. We currently have allocated $1.155 billion to the borrowing base under the U.S. Facility and $145 million to the borrowing base under the Canadian Facility. The determination of the Global Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders' customary practices for oil and gas loans. The available borrowing amount under the Credit Facilities could increase or decrease based on such redetermination. In April 2011, the lenders reaffirmed the borrowing base at $1.3 billion, which will be effective until Lone Pine's IPO, at which time the borrowing base will be redetermined. In addition to the semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Global Borrowing Base redetermined. The Global Borrowing Base is also subject to automatic adjustments if certain events occur.

        As of March 31, 2011 and April 27, 2011, there were no outstanding borrowings under our Credit Facilities. We had used the Credit Facilities for approximately $2 million in letters of credit at March 31, 2011.

        From time to time, we engage in other transactions with a number of the lenders under the Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of April 27, 2011, all of our derivative counterparties are lenders or their affiliates. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Part 3—"Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk," below for additional details concerning our derivative arrangements.

        On March 18, 2011, Lone Pine, as parent, and Canadian Forest Oil Ltd. ("CFOL"), as borrower, both wholly-owned subsidiaries of Forest, entered into a new stand-alone credit facility totaling CDN$500 million with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "New Canadian Credit Facility"). The borrowing base for the New Canadian Credit Facility is currently CDN$350 million. The operative provisions of the New Canadian Credit Facility will not become effective until the closing of Lone Pine's previously announced IPO, at which time the New Canadian Credit Facility will replace CFOL's existing credit facility. The New Canadian Credit Facility will be collateralized by CFOL's assets. CFOL will be required to mortgage, and grant a security interest in, 75% of the present value of the proved oil and gas properties and related assets of CFOL and its subsidiary. CFOL is required to, and will, pledge the stock of its subsidiary to the lenders to secure the New Canadian Credit Facility. Under certain circumstances, CFOL could be obligated to pledge additional assets as collateral. From the IPO until the distribution of the remaining shares of Lone Pine held by Forest to Forest's shareholders (the "Spin-off"), Forest will guarantee the obligations of CFOL under the New Canadian Credit Agreement. Prior to the IPO, Forest and CFOL expect to enter into an amendment to the existing credit facilities of Forest and CFOL providing for the termination of CFOL's existing credit facility in connection with the completion of the IPO and the amendment or waiver of certain covenants under Forest's existing credit facility to permit the completion of the IPO and the Spin-off. Forest expects that such amendment will provide for the reduction of Forest's existing global borrowing base to approximately $1.155 billion at the time of the termination of CFOL's existing credit facility and the completion of the IPO.

Historical Cash Flow

        Net cash provided by operating activities, net cash used by investing activities, and net cash provided (used) by financing activities for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$145,951	$65,678
Net cash used by investing activities	(216,218)	(182,572)
Net cash provided (used) by financing activities	15,306	(136,511)
Adjusted discretionary cash flow	112,645	133,287

        Net cash provided by operating activities is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The increase in net cash provided by operating activities in the three months ended March 31, 2011 compared to the same period of 2010 was primarily due to a decreased investment in net operating assets (i.e., working capital) partially offset by a decrease in the overall average realized commodity price.

        The components of net cash used by investing activities for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(217,110)	$(191,754)
Proceeds from sale of assets	12,017	10,766
Other fixed asset costs	(11,125)	(1,584)

Net cash used by investing activities	$(216,218)	$(182,572)

(1)
Cash paid for exploration, development, and acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the "Capital Expenditures" table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made as well as non-cash capital expenditures such as capitalized stock-based compensation costs.

        Net cash used by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and gas properties net of proceeds from the dispositions of oil and gas properties and other capital assets. The increase in net cash used by investing activities in the three months ended March 31, 2011 compared to the same period of 2010 was primarily due to increased exploration and development costs during the three months ended March 31, 2011 as compared to the same period of 2010.

        Net cash used by financing activities in the three months ended March 31, 2010 included the redemption of the 7 3/4% senior notes for $152 million.

        Adjusted discretionary cash flow, which is a non-GAAP liquidity measure that management uses to evaluate cash flow from operations before changes in working capital such as accounts receivable, accounts payable, and accrued liabilities, was $113 million and $133 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in adjusted discretionary cash flow between the three-month periods was primarily driven by a decrease in oil, natural gas, and NGL revenues of $19 million due to a decrease in the overall average realized price. Reference should be made to "Reconciliation of Non-GAAP Measures" at the end of this Item 2 for further explanation of this non-GAAP liquidity measure and reconciliation to net earnings (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Capital Expenditures

        Expenditures for property exploration, development, and leasehold acquisitions were as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Exploration, development, and leasehold acquisition costs:
Direct costs:
Exploration and development	$197,698	$197,443
Leasehold acquisitions	54,940	62,916
Overhead capitalized	13,418	12,110
Interest capitalized	2,182	2,782

Total capital expenditures(1)	$268,238	$275,251

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $.1 million and $(9.6) million recorded during the three months ended March 31, 2011 and 2010, respectively.

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

  •
  the proposed IPO of shares of Lone Pine and the related spin-off of the remaining shares of Lone Pine;

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

  •
  our outlook on the costs and availability of drilling, completion, and production equipment, and related services and labor;

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

        We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included or incorporated in Part I of our 2010 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP MEASURES

Adjusted EBITDA

        In addition to reporting net earnings (loss) as defined under GAAP, Forest also presents adjusted earnings before interest, income taxes, depreciation, depletion, and amortization ("Adjusted EBITDA"), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized losses (gains) on derivative instruments, unrealized foreign currency exchange gains, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Forest's calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, income taxes, depreciation, depletion, amortization, and other non-cash items from earnings, Forest believes the result is a useful measure across time in evaluating its fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Forest believes that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Forest's management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net earnings (loss)	$(3,330)	$109,162
Income tax (benefit) expense	(1,717)	59,411
Unrealized losses (gains) on derivative instruments, net	49,784	(83,242)
Unrealized foreign currency exchange gains, net	(7,820)	(6,650)
Interest expense	37,880	38,043
Gain on debt extinguishment, net	—	(4,578)
Accretion of asset retirement obligations	1,724	1,839
Depreciation, depletion, and amortization	67,563	52,312
Stock-based compensation	4,486	4,654

Adjusted EBITDA	$148,570	$170,951

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

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$145,951	$65,678
Changes in working capital:
Accounts receivable	(25,823)	5,055
Other current assets	(1,191)	2,874
Accounts payable and accrued liabilities	3,664	66,493
Accrued interest and other current liabilities	(9,956)	(6,813)

Adjusted discretionary cash flow	$112,645	$133,287

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

Our current swaps are settled in cash on a monthly basis. As of March 31, 2011, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
April 2011 - December 2011	150	$5.48	$37,338	1,000	$85.00	$(6,275)	5,000	$38.15	$(16,044)
Calendar 2012	85	5.25	5,805	—	—	—	2,000	45.22	(3,256)

Collars

        We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of March 31, 2011, we had entered into the following collars:

	Commodity Collars
	Oil (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
April 2011 - December 2011	3,000	$75.00/90.20	$(15,676)

Commodity Options

        In connection with several natural gas swaps we have entered into, we granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for us receiving premium hedged prices on the gas swaps. The table below sets forth the outstanding options as of March 31, 2011 (as of April 27, 2011, none of the options in the table have been exercised by the counterparties):

Commodity Options
			Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	$(5,530)	—	$—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	—	3,000	90.00	(21,754)
Oil Swaption	December 2012	Calendar 2013	—	—	—	1,000	120.00	(2,538)
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	—	1,000	90.00	(5,426)

        The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at March 31, 2011 was a net liability of approximately $33.4 million.

Long-Term Sales Contracts

        As of March 31, 2011, we have a delivery commitment through October 31, 2014 of approximately 21 Bbtu/d of natural gas, which provides for a sales price equal to NYMEX Henry Hub less $1.49, unless the Henry Hub price exceeds $6.50 per MMBtu, at which point we share the amount of excess equally with the buyer.

Interest Rate Risk

        We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of March 31, 2011, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
April 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$15,585

        The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $15.6 million as of March 31, 2011.

Derivative Fair Value Reconciliation

        The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the three months ended March 31, 2011, beginning with the fair value of our derivative contracts on December 31, 2010. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at March 31, 2011 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2010	$13,002	$19,011	$32,013
Net decrease in fair value	(35,790)	(456)	(36,246)
Net contract gains realized	(10,568)	(2,970)	(13,538)

As of March 31, 2011	$(33,356)	$15,585	$(17,771)

Interest Rates on Borrowings

        The following table presents principal amounts and related interest rates by year of maturity for Forest's debt obligations at March 31, 2011.

	2011	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Long-term debt:
Principal	$285,000	$12	$600,000	$1,000,000	$1,885,012
Fixed interest rate	8.00%	7.00%	8.50%	7.25%	7.76%
Effective interest rate(1)	7.25%	7.49%	9.47%	7.24%	7.95%

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

        Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarterly period ended March 31, 2011 (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Forest's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities. On March 9, 2009, Pacific Energy Resources Ltd. filed for bankruptcy. On March 7, 2011, Pacific Energy Resources Ltd, Pacific Energy Alaska Holdings LLC, and Pacific Energy Alaska Operating LLC filed suit against Forest Oil Corporation and Forest Alaska Holdings LLC in United States Bankruptcy Court in the District of Delaware. In this suit, the plaintiffs claim that, at the time Forest sold Pacific Energy Resources Ltd its Alaska assets in August 2007, those assets were overvalued due to Forest's alleged nondisclosure, fraud and negligent misrepresentations and that, as a result, the sales transaction rendered Pacific Energy Resources Ltd insolvent. Under certain sections of the federal bankruptcy code, the plaintiffs allege that the sales transaction was a "constructive fraudulent transfer" and ask the Court to avoid, or set aside, same. The plaintiffs also allege violations of certain California securities laws. The plaintiffs seek to recover over $250 million in value from Forest as a result of this lawsuit. The plaintiffs have not yet served Forest with the suit. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit, and we intend to vigorously defend the action.

        Other than as set forth above, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Issuer Purchases of Equity Securities

        The table below sets forth information regarding repurchases of our common stock during the first quarter 2011. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2011	4,190	$37.44	—	—
February 2011	897	38.12	—	—
March 2011	618	36.14	—	—

First Quarter Total	5,705	$37.41	—	—

Item 6.   EXHIBITS

  (a)
  Exhibits.

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
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
10.1	Amendment No. 3 to the Forest Oil Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed February 18, 2011.
10.2
Credit Agreement, dated as of March 18, 2011, among Lone Pine Resources Inc., as Parent, Canadian Forest Oil Ltd., as Borrower, The Lenders Party Thereto, The Toronto—Dominion Bank and Bank of Montreal, as Co-Syndication Agents, The Bank of Nova Scotia and Wells Fargo Financial Corporation Canada, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed March 22, 2011.
10.3
First Amendment dated April 29, 2011 to Credit Agreement dated as of March 18, 2011 among Lone Pine Resources Inc., as Parent, Canadian Forest Oil Ltd., as Borrower, The Lenders Party Thereto, The Toronto—Dominion Bank and Bank of Montreal, as Co-Syndication Agents, The Bank of Nova Scotia and Wells Fargo Financial Corporation Canada, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent incorporated herein by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed May 2, 2011.
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

FOREST OIL CORPORATION (Registrant)
May 2, 2011	By:	/s/ MICHAEL N. KENNEDY Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
	By:	/s/ VICTOR A. WIND Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of Forest Oil Corporation dated October 14, 1993, incorporated herein by reference to Exhibit 3(i) to Form 10-Q for Forest Oil Corporation for the quarter ended September 30, 1993 (File No. 0-4597).
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
10.1	Amendment No. 3 to the Forest Oil Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed February 18, 2011.
10.2
Credit Agreement, dated as of March 18, 2011, among Lone Pine Resources Inc., as Parent, Canadian Forest Oil Ltd., as Borrower, The Lenders Party Thereto, The Toronto—Dominion Bank and Bank of Montreal, as Co-Syndication Agents, The Bank of Nova Scotia and Wells Fargo Financial Corporation Canada, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed March 22, 2011.
10.3
First Amendment dated April 29, 2011 to Credit Agreement dated as of March 18, 2011 among Lone Pine Resources Inc., as Parent, Canadian Forest Oil Ltd., as Borrower, The Lenders Party Thereto, The Toronto—Dominion Bank and Bank of Montreal, as Co-Syndication Agents, The Bank of Nova Scotia and Wells Fargo Financial Corporation Canada, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent incorporated herein by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed May 2, 2011.
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