Form 10-Q
period 2011-06-30
FOREST OIL CORP
filed 2011-08-09
CIK 38079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 2, 2011 there were 114,368,834 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION

INDEX TO FORM 10-Q

June 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$479,149	$218,145
Accounts receivable	99,390	135,730
Derivative instruments	52,607	60,182
Inventory	24,391	32,633
Other current assets	32,816	34,993
Total current assets	688,353	481,683
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,985,396 and $7,813,494	2,209,505	1,850,459
Unproved	780,214	751,784
Net oil and gas properties	2,989,719	2,602,243
Other property and equipment, net of accumulated depreciation and amortization of $55,106 and $50,491	117,951	113,435
Net property and equipment	3,107,670	2,715,678
Deferred income taxes	259,408	284,021
Goodwill	257,386	256,842
Derivative instruments	18,342	8,244
Other assets	46,554	38,920
	$4,377,713	$3,785,388
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$313,619	$252,200
Accrued interest	23,059	23,630
Derivative instruments	42,428	36,413
Deferred income taxes	—	6,911
Current portion of long-term debt	286,031	287,092
Asset retirement obligations	3,934	561
Other current liabilities	25,378	22,567
Total current liabilities	694,449	629,374
Long-term debt	1,866,111	1,582,280
Asset retirement obligations	87,139	86,752
Derivative instruments	5,390	—
Deferred income taxes	69,031	57,560
Other liabilities	75,882	76,635
Total liabilities	2,798,002	2,432,601
Equity:
Forest Oil Corporation shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 114,412,436 and 113,594,788 shares issued and outstanding	11,441	11,359
Capital surplus	2,799,155	2,684,269
Accumulated deficit	(1,389,325)	(1,424,905)
Accumulated other comprehensive income	74,316	82,064
Total Forest Oil Corporation shareholders’ equity	1,495,587	1,352,787
Noncontrolling interest	84,124	—
Total equity	1,579,711	1,352,787
	$4,377,713	$3,785,388

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil, natural gas, and natural gas liquids sales	$237,848	$207,954	$440,419	$429,683
Interest and other	286	141	850	277
Total revenues	238,134	208,095	441,269	429,960
Costs, expenses, and other:
Lease operating expenses	32,463	28,422	64,320	57,524
Production and property taxes	13,278	12,487	25,487	23,915
Transportation and processing costs	7,805	6,020	15,081	10,879
General and administrative	15,737	17,781	34,771	36,534
Depreciation, depletion, and amortization	73,322	62,446	140,885	114,758
Interest expense	38,842	37,109	76,722	75,152
Realized and unrealized gains on derivative instruments, net	(46,047)	(25,031)	(9,801)	(118,242)
Other, net	12,052	14,549	8,169	6,555
Total costs, expenses, and other	147,452	153,783	355,634	207,075
Earnings before income taxes	90,682	54,312	85,635	222,885
Income tax	51,708	21,058	49,991	80,469
Net earnings	$38,974	$33,254	$35,644	$142,416
Less: net earnings attributable to noncontrolling interest	64	—	64	—
Net earnings attributable to Forest Oil Corporation	$38,910	$33,254	$35,580	$142,416
Basic earnings per common share attributable to Forest Oil Corporation	$.34	$.29	$.31	$1.26
Diluted earnings per common share attributable to Forest Oil Corporation	$.34	$.29	$.31	$1.26

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Forest Oil Corporation Shareholders’	Noncontrolling	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	Equity	Interest	Equity
Balances at December 31, 2010	113,595	$11,359	$2,684,269	$(1,424,905)	$82,064	$1,352,787	$—	$1,352,787
Issuance of Lone Pine Resources Inc. common stock	—	—	112,879	—	(18,007)	94,872	83,630	178,502
Exercise of stock options	18	2	347	—	—	349	—	349
Employee stock purchase plan	31	3	828	—	—	831	—	831
Restricted stock issued, net of cancellations	949	95	(95)	—	—	—	—	—
Amortization of stock-based compensation	—	—	13,346	—	—	13,346	—	13,346
Other, net	(181)	(18)	(12,419)	—		(12,437)	—	(12,437)
Comprehensive earnings:
Net earnings	—	—	—	35,580	—	35,580	64	35,644
Unfunded postretirement benefits, net of tax	—	—	—	—	218	218	—	218
Foreign currency translation	—	—	—	—	10,041	10,041	430	10,471
Total comprehensive earnings						45,839	494	46,333
Balances at June 30, 2011	114,412	$11,441	$2,799,155	$(1,389,325)	$74,316	$1,495,587	$84,124	$1,579,711

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net earnings	$35,644	$142,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	140,885	114,758
Deferred income tax	20,548	75,744
Unrealized losses (gains) on derivative instruments, net	8,880	(73,748)
Unrealized foreign currency exchange losses, net	28,540	3,954
Realized foreign currency exchange gains	(33,892)	—
Stock-based compensation expense	8,128	9,731
Accretion of asset retirement obligations	3,511	3,748
Other, net	4,551	(708)
Changes in operating assets and liabilities:
Accounts receivable	37,229	5,900
Other current assets	13,199	14,357
Accounts payable and accrued liabilities	(12,453)	(46,577)
Accrued interest and other current liabilities	(3,887)	(3,616)
Net cash provided by operating activities	250,883	245,959
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, acquisition, and leasehold costs	(570,021)	(461,307)
Other fixed assets	(13,918)	(2,791)
Proceeds from sales of assets	121,102	107,198
Net cash used by investing activities	(462,837)	(356,900)
Financing activities:
Proceeds from bank borrowings	610,089	92,480
Repayments of bank borrowings	(329,116)	(92,480)
Proceeds from issuance of Lone Pine Resources Inc. common stock, net of issuance costs	178,502	—
Redemption of 7 3/4% senior notes	—	(151,938)
Proceeds from the exercise of options and from employee stock purchase plan	1,180	4,979
Payment of debt issue costs	(12,152)	—
Change in bank overdrafts	26,645	(2,387)
Other, net	1,160	(5,538)
Net cash provided (used) by financing activities	476,308	(154,884)
Effect of exchange rate changes on cash	(3,350)	(610)
Net increase (decrease) in cash and cash equivalents	261,004	(266,435)
Cash and cash equivalents at beginning of period	218,145	467,221
Cash and cash equivalents at end of period	$479,149	$200,786
Cash paid during the period for:
Interest	$76,979	$77,645
Income taxes	31,029	68,048

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids (“NGLs”) primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Forest is active in several of the major exploration and producing areas in the United States and in Canada and has exploratory and development interests in two other countries.  Forest conducts its Canadian operations through its subsidiary Lone Pine Resources Inc. (“Lone Pine”).  In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of Lone Pine, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of common stock.  As of June 30, 2011, Forest held the remaining 70 million shares of common stock, approximately 82% of the outstanding shares, of Lone Pine.  The spin-off of the remaining shares of Lone Pine held by Forest is expected to occur on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its discretion.  See Note 10 for more information regarding the initial public offering of Lone Pine.  Unless the context indicates otherwise, the terms “Forest,” the “Company,” “we,” “our,” and “us,” as used in this Quarterly Report on Form 10-Q, refer to Forest Oil Corporation and its subsidiaries, including Lone Pine and its subsidiaries.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries, including Lone Pine. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of Forest at June 30, 2011, and the results of its operations, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on our revenues and fair values of our derivative instruments.

In the course of preparing the Condensed Consolidated Financial Statements, management makes various assumptions, judgments, and estimates to determine the reported amounts of assets, liabilities, revenues, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time, and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

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

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (“SEC”).

(2) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS

Earnings per Share

Basic earnings per share is computed using the two-class method by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest’s stock incentive plans have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest’s stock incentive plans also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest’s stock incentive plans do not participate in dividends. Performance units issued under Forest’s stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units’ vesting period only after the performance units vest with common shares being earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest’s shareholder return over the performance units’ vesting period in relation to the shareholder returns of specified peers. See Note 3 for more information on Forest’s stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

Under the treasury stock method, diluted earnings per share is computed by dividing (a) net earnings, adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g., stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 as their inclusion would have an antidilutive effect. Unvested performance stock units were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 as no shares would be issuable under the performance stock unit agreements if June 30, 2011 had been the end of the contingency period under these agreements.

The following sets forth the calculation of basic and diluted earnings per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Net earnings attributable to Forest Oil Corporation	$38,910	$33,254	$35,580	$142,416
Net earnings attributable to participating securities	(725)	(656)	(687)	(2,685)
Net earnings attributable to common stock for basic earnings per share	38,185	32,598	34,893	139,731
Adjustment for liability-classified stock-based compensation awards	(145)	151	(102)	177
Net earnings for diluted earnings per share	$38,040	$32,749	$34,791	$139,908
Weighted average common shares outstanding during the period for basic earnings per share	111,636	110,660	111,490	110,538
Dilutive effects of potential common shares	540	796	570	671
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	112,176	111,456	112,060	111,209
Basic earnings per common share attributable to Forest Oil Corporation	$.34	$.29	$.31	$1.26
Diluted earnings per common share attributable to Forest Oil Corporation	$.34	$.29	$.31	$1.26

Comprehensive Earnings

Comprehensive earnings is a term used to refer to net earnings plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings. Items included in Forest’s other comprehensive income for the three and six months ended June 30, 2011 and 2010 are net foreign currency gains and losses related to the translation of the assets and liabilities of Lone Pine’s Canadian operations and changes in unfunded postretirement benefits.

The components of comprehensive earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Consolidated net earnings	$38,974	$33,254	$35,644	$142,416
Other comprehensive income:
Foreign currency translation gains (losses)	2,545	(12,988)	10,471	(3,846)
Unfunded postretirement benefits, net of tax	(71)	290	218	685
Total comprehensive earnings	$41,448	$20,556	$46,333	$139,255
Less: total comprehensive earnings attributable to noncontrolling interest	494	—	494	—
Total comprehensive earnings attributable to Forest Oil Corporation	$40,954	$20,556	$45,839	$139,255

(3) STOCK-BASED COMPENSATION

Equity Incentive Plans

In April 2011, Lone Pine adopted the Lone Pine Resources Inc. 2011 Stock Incentive Plan (the “Lone Pine Plan”) under which qualified and non-qualified stock options, restricted stock, performance, and phantom stock awards may be granted by Lone Pine to its employees, consultants, and non-employee directors.  Forest continues to maintain its 2001 and 2007 Stock Incentive Plans (the “Forest Oil Plans”) under which similar awards may be granted to the employees, consultants and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2011 and 2010, and the remaining unamortized amounts and weighted average amortization period as of June 30, 2011.

	Stock Options	Restricted Stock	Performance Units	Phantom Stock Units	Total(1)(2)
	(In Thousands)
Three months ended June 30, 2011:
Total stock-based compensation costs	$278	$4,782	$799	$(1,588)	$4,271
Less: stock-based compensation costs capitalized	(155)	(1,937)	(265)	902	(1,455)
Stock-based compensation costs expensed	$123	$2,845	$534	$(686)	$2,816
Six months ended June 30, 2011:
Total stock-based compensation costs	$441	$11,151	$1,470	$(270)	$12,792
Less: stock-based compensation costs capitalized	(226)	(4,528)	(457)	277	(4,934)
Stock-based compensation costs expensed	$215	$6,623	$1,013	$7	$7,858
Unamortized stock-based compensation costs	$—	$40,084	$10,491	$8,912 (3)	$59,487
Weighted average amortization period remaining	—	2.4 years	2.2 years	1.7 years	2.2 years
Three months ended June 30, 2010:
Total stock-based compensation costs	$8	$5,892	$741	$1,261	$7,902
Less: stock-based compensation costs capitalized	(3)	(1,806)	(230)	(543)	(2,582)
Stock-based compensation costs expensed	$5	$4,086	$511	$718	$5,320
Six months ended June 30, 2010:
Total stock-based compensation costs	$230	$12,713	$741	$2,529	$16,213
Less: stock-based compensation costs capitalized	(96)	(4,497)	(230)	(1,132)	(5,955)
Stock-based compensation costs expensed	$134	$8,216	$511	$1,397	$10,258

(1)                                 The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.3 million of compensation cost was recognized for the three and six month periods ended June 30, 2011, respectively, and $.1 million and $.3 million of compensation cost was recognized for the three and six month periods ended June 30, 2010, respectively.

(2)                                     In addition to the compensation costs set forth in the table above, in June 2011 the Company granted a cash-based long-term incentive award under which $9,000 in compensation cost was recognized and $.5 million remains as unamortized stock-based compensation costs at June 30, 2011.  The award is comprised of time-based and performance-based components.  Under the time-based component, a cash payment will be made after three years dependent on the change in value of Forest’s common stock during the three-year period, and under the performance-based component, a cash payment will be made after three years dependent on the total shareholder return on Forest’s common stock in comparison to that of a peer group during the three-year period.

(3)                                     $4.6 million of the unamortized stock-based compensation cost is based on the closing price of Forest’s common stock on June 30, 2011, and $4.3 million of the unamortized stock-based compensation cost is based on the closing price of Lone Pine’s common stock on June 30, 2011.

If Forest proceeds with the spin-off of its remaining shares of Lone Pine common stock to its shareholders, Lone Pine’s employees will be deemed to have been involuntarily terminated under the terms of their phantom stock unit and performance unit agreements awarded under the Forest Oil Plans, and their awards under those agreements will vest in full and be paid, subject to adjustment to account for the distribution, in accordance with those terms.

Stock Options

The following table summarizes stock option activity in the Forest Oil Plans for the six months ended June 30, 2011.  No stock options have been granted under the Lone Pine Plan as of June 30, 2011.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2011	1,327,695	$21.67	$22,531	1,283,232
Granted	—	—
Exercised	(18,306)	19.05	303
Cancelled	(1,200)	42.41
Outstanding at June 30, 2011	1,308,189	$21.69	$9,381	1,308,189

(1)                                     The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Stock Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance stock unit, and phantom stock unit activity in the Company’s stock-based compensation plans for the six months ended June 30, 2011.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(2)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	2,272,321	$32.71		264,500	$31.63		510,609	$24.79
Awarded	1,006,514	27.28		226,000	27.53		460,885	12.38
Vested	(593,581)	61.92	$18,042	—		$—	(39,787)	62.65	$1,203
Forfeited	(38,205)	26.62		—			(3,122)	18.06
Unvested at June 30, 2011	2,647,049	$24.18		490,500	$29.74		928,585	$17.03

(1)                                     Forest granted 226,000 performance units on June 10, 2011, with a grant date fair value of $27.53 each. Under the terms of the award agreements, each performance unit represents a contractual right to receive one share of Forest’s common stock; provided that the actual number of shares that may be deliverable under an award will range from 0% to 200% of the number of performance units awarded, depending on Forest’s relative total shareholder return in comparison to an identified peer group during the thirty-six month performance period ending on March 31, 2014.

(2)                                     Of the unvested phantom stock units at June 30, 2011, 248,321 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 680,264 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. Of the 39,787 phantom stock units that vested during the six months ended June 30, 2011, 5,500 units were settled in shares of common stock and 34,287 units were settled in cash. Of the 460,885 phantom stock units granted, 460,385 were granted under the Lone Pine Plan and the remaining 500 were granted to a Lone Pine employee under the Forest Oil Plans.

(4) DEBT

The components of debt are as follows:

	June 30, 2011				December 31, 2010
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
U.S. Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Canadian Credit Facility	280,973	—	—	280,973	—	—	—	—
8% Senior Notes due 2011(2)	285,000	646	385	286,031	285,000	1,292	800	287,092
7% Senior Subordinated Notes due 2013	12	—	—	12	12	—	—	12
8 1/2% Senior Notes due 2014	600,000	(15,323)	—	584,677	600,000	(18,210)	—	581,790
7 1/4% Senior Notes due 2019	1,000,000	449	—	1,000,449	1,000,000	478	—	1,000,478
Total debt	2,165,985	(14,228)	385	2,152,142	1,885,012	(16,440)	800	1,869,372
Less: current portion of debt(2)	(285,000)	(646)	(385)	(286,031)	(285,000)	(1,292)	(800)	(287,092)
Long-term portion of debt	$1,880,985	$(14,874)	$—	$1,866,111	$1,600,012	$(17,732)	$—	$1,582,280

(1)                                     Represents the unamortized portion of deferred gains realized upon termination of interest rate swaps in 2002 that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the term of the notes.

(2)                                     Due December 2011.

Bank Credit Facilities

As of June 30, 2011, the Company had two separate credit facilities, one in the U.S. and one in Canada.

U.S. Credit Facility

On June 30, 2011, the Company entered into the Third Amended and Restated Credit Facility with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “U.S. Credit Facility”), consisting of a $1.5 billion credit facility maturing in June 2016. Subject to the agreement of Forest and the applicable lenders, the size of the U.S. Credit Facility may be increased by $300 million, to a total of $1.8 billion.

Forest’s availability under the U.S. Credit Facility is governed by a borrowing base. As of June 30, 2011, the borrowing base under the U.S. Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the U.S. Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  The next scheduled redetermination of the borrowing base will occur on or about November 1, 2011.

The borrowing base is also subject to change in the event (i) Forest or its Restricted Subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that Forest or any of its Restricted Subsidiaries may issue to refinance then-existing senior notes, or (ii) Forest sells oil and natural gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency.

Borrowings under the U.S. Credit Facility bear interest at one of two rates as may be elected by the Company. Borrowings bear interest at:

(i)                                     the greatest of (a) the prime rate announced by JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus ½ of 1%, and (c) the one-month rate applicable to dollar deposits in the London interbank market for one, two, three or six months (as selected by Forest) (the “LIBO Rate”) plus 1%, plus, in the case of each of clauses (a), (b), and (c), 50 to 150 basis points depending on borrowing base utilization; or

(ii)                                  the LIBO Rate as adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”), plus 150 to 250 basis points, depending on borrowing base utilization.

The U.S. Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The U.S. Credit Facility provides that Forest will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time.

Under certain conditions, amounts outstanding under the U.S. Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the U.S. Credit Facility. Subject to notice and cure periods, certain events of default under the U.S. Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the U.S. Credit Facility (including the financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the credit facility, and an event of default under the Canadian Credit Facility (as defined below).

The U.S. Credit Facility is collateralized by Forest’s assets. Under the U.S. Credit Facility, Forest is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of Forest and its U.S. subsidiaries. Forest is required to pledge, and has pledged, the stock of certain subsidiaries to secure the U.S. Credit Facility.  If Forest’s corporate credit rating by Moody’s and S&P meet pre-established levels, the security requirements would cease to apply and, at Forest’s request, the banks would release their liens and security interest on Forest’s properties.

Of the $1.5 billion total nominal amount under the U.S. Credit Facility, JPMorgan and eleven other banks hold approximately 68% of the total commitments, with each of these twelve lenders holding an equal share. With respect to the other 32% of the total commitments, no single lender holds more than 3.3% of the total commitments.

At June 30, 2011, there were no borrowings and $2.1 million in letters of credit outstanding under the U.S. Credit Facility.

Prior to entering into the U.S. Credit Facility, the previous combined credit facility, dated as of June 6, 2007, consisting of U.S. and Canadian facilities (the “Combined Credit Facility”) was amended on May 25, 2011, to, among other things, remove any collateral owned by Lone Pine or any of its subsidiaries from the collateral securing the U.S. portion of the Combined Credit Facility, terminate the previous Canadian portion of the Combined Credit Facility, terminate various guaranties securing the Canadian portion of the Combined Credit Facility, release collateral securing the Canadian portion of the Combined Credit Facility, and terminate certain liens and mortgages securing the Canadian portion of the Combined Credit Facility. The lender commitments and borrowing base were also reset at this time to $1.65 billion and $1.155 billion, respectively.

Canadian Credit Facility

On March 18, 2011, Lone Pine entered into a stand-alone, CDN$500 million credit facility among Lone Pine, as parent, Lone Pine Resources Canada Ltd. (“LPR Canada,” formerly Canadian Forest Oil Ltd.), as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Credit Facility”).  The Canadian Credit Facility became effective upon the closing of Lone Pine’s initial public offering, and replaced the Canadian portion of the Combined Credit Facility at such time. The Canadian Credit Facility will mature in March 2016. Availability under the Canadian Credit Facility is governed by a borrowing base, which is currently CDN$350 million. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Canadian Credit Facility could increase or decrease based on such redetermination. In April 2011, the lenders set the borrowing base at CDN$350 million, and the first redetermination of the borrowing base will occur on or about October 1, 2011. In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. The borrowing base is subject to other automatic adjustments under the Canadian Credit Facility. A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Canadian Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

(i)                                     the sum of the applicable bankers’ acceptance rate and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or

(ii)                                  the Canadian Prime Rate plus 75 to 175 basis points, depending on borrowing base utilization.

The Canadian Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions, or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Canadian Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.

Under certain conditions, amounts outstanding under the Canadian Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Canadian Credit Facility. Subject to notice and cure periods, certain events of default under the Canadian Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Canadian Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Canadian Credit Facility, and, until completion of the spin-off, an event of default under Forest’s U.S. Credit Facility.

The Canadian Credit Facility is collateralized by Lone Pine’s assets. Under the Canadian Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries. LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Canadian Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral. Upon completion of the spin-off, the stock of all of Lone Pine’s subsidiaries will be pledged to the lenders to secure the Canadian Credit Facility. Until the spin-off is completed, Forest will guarantee the obligations of LPR Canada under the Canadian Credit Facility. Following the spin-off, Lone Pine and certain of its other subsidiaries will guarantee the obligations of LPR Canada under the Canadian Credit Facility.

Of the CDN$500 million total nominal amount under the Canadian Credit Facility, JPMorgan Chase Bank and 10 other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

At June 30, 2011, there were outstanding borrowings of $281 million (CDN$271 million) under the Canadian Credit Facility.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States and Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2011 and 2010, Forest capitalized $10.2 million and $10.5 million of general and administrative costs (including stock-based compensation), respectively. During the six months ended June 30, 2011 and 2010, Forest capitalized $23.6 million and $22.6 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended June 30, 2011 and 2010, Forest capitalized $2.8 million and $3.1 million, respectively, of interest costs attributed to unproved properties. During the six months ended June 30, 2011 and 2010, Forest capitalized $5.0 million and $5.9 million, respectively, of interest costs attributed to unproved properties.

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

(6) INCOME TAXES

A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Federal income tax at 35% of earnings before income taxes	$31,739	$19,009	$29,972	$78,010
State income taxes, net of federal income tax benefits	909	634	762	2,306
Change in valuation allowance for deferred tax assets	4,177	512	4,116	(178)
Canadian dividend tax, net of U.S. tax benefit	18,460	—	18,460	—
Initial public offering cost deductions	(2,660)	—	(2,660)	—
Effect of differing tax rates in Canada	(1,131)	175	(1,767)	(1,154)
Adjustments for statutory rate reductions and other	214	728	1,108	1,485
Total income tax	$51,708	$21,058	$49,991	$80,469

(7) FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are set forth in the table below.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$50,176
Interest rate	20,773
Total assets	$70,949
Liabilities:
Derivative instruments(2)
Commodity	$47,818
Interest rate	—
Total liabilities	$47,818

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

(2)                                     The Company’s derivative assets and liabilities include commodity and interest rate derivatives (see Note 8 for more information on these instruments). The Company utilizes present value techniques and option-pricing models for valuing its derivatives. Inputs to these valuation techniques include published forward prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy.

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$479,149	$479,149	$218,145	$218,145
Derivative instruments	70,949	70,949	68,426	68,426
Liabilities:
Derivative instruments	47,818	47,818	36,413	36,413
8% senior notes due 2011	286,031	293,051	287,092	300,658
7% senior subordinated notes due 2013	12	12	12	12
8 1/2% senior notes due 2014	584,677	653,250	581,790	660,000
7 1/4% senior notes due 2019	1,000,449	1,022,480	1,000,478	1,022,670
Canadian Credit Facility	280,973	280,973	—	—

(1)                                     The Company used various assumptions and methods in estimating the fair values of its financial instruments. The carrying amount of cash and cash equivalents approximated fair value due to the short original maturities (three months or less) and high liquidity of the cash equivalents. The fair values of the senior notes and senior subordinated notes were estimated based on quoted market prices. The carrying amount of the Canadian Credit Facility approximates fair value since borrowings under the credit facility bear interest at variable market rates.  The methods used to determine the fair values of the derivative instruments are discussed above. See also Note 8 to the Condensed Consolidated Financial Statements for more information on the derivative instruments.

(8) DERIVATIVE INSTRUMENTS

Commodity Derivatives

Forest periodically enters into derivative instruments such as swap and collar agreements as an attempt to moderate the effects of wide fluctuations in commodity prices on Forest’s cash flow and to manage the exposure to commodity price risk. Forest’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, Forest has elected not to designate its derivatives as hedging instruments for accounting purposes. As such, Forest recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations.

The table below sets forth Forest’s outstanding commodity swaps and costless collars as of June 30, 2011.

Commodity Swaps and Collars

	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
July 2011 - December 2011(1)	180	$5.38	1,000	$85.00		5,000	$38.15
Calendar 2012(2)	130	5.26	500	104.25		2,000	45.22
Collars:
July 2011 - December 2011	—	—	3,000	75.00/90.20	(3)	—	—

(1)                                     Includes derivative agreements entered into by LPR Canada for 30 Bbtu per day of gas swaps at a weighted average hedged price per MMBtu of $4.85.

(2)                                     Includes derivative agreements entered into by LPR Canada for (i) 25 Bbtu per day of gas swaps at a weighted average hedged price per MMBtu of $5.09 and (ii) 500 barrels per day of oil swaps at a hedged price per barrel of $104.25.

(3)                                     Represents the weighted average hedged floor and ceiling price per Bbl.

In connection with several natural gas swaps Forest has entered into, Forest granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas swaps. The table below sets forth the outstanding options as of June 30, 2011 (as of August 2, 2011, none of the options in the table have been exercised by the counterparties).

Commodity Options

			Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	3,000	90.00
Oil Swaptions	December 2012	Calendar 2013	—	—	2,000	120.00
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	1,000	90.00

Subsequent to June 30, 2011, through August 2, 2011, LPR Canada entered into the following swaps:

Commodity Swaps

	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl

August 2011 - December 2011	2,000	$100.29
Calendar 2012	1,500	101.72

Interest Rate Derivatives

Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest’s outstanding fixed-to-floating interest rate swaps as of June 30, 2011.

Interest Rate Swaps

Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
July 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

Fair Value and Gains and Losses

The table below summarizes the location and fair value amounts of Forest’s derivative instruments reported in the Condensed Consolidated Balance Sheets as of the dates indicated. These derivative instruments are not designated as hedging instruments for accounting purposes. For financial reporting purposes, Forest does not offset asset and liability fair value amounts recognized for derivative instruments with the same counterparty under its master netting arrangements. See Note 7 to the Condensed Consolidated Financial Statements for more information on the fair values of Forest’s derivative instruments.

	June 30, 2011	December 31, 2010
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$41,713	$49,415
Derivative instruments	8,463	—
Interest rate derivatives:
Current assets: derivative instruments	10,894	10,767
Derivative instruments	9,879	8,244
Total assets	70,949	68,426
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	42,428	36,413
Derivative instruments	5,390	—
Total liabilities	47,818	36,413
Net derivative fair value	$23,131	$32,013

The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as “Realized and unrealized gains on derivative instruments, net,” for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Commodity derivatives:
Realized gains	$(2,271)	$(31,215)	$(12,839)	$(37,663)
Unrealized (gains) losses	(35,716)	25,005	10,642	(54,617)
Interest rate derivatives:
Realized gains	(2,872)	(3,310)	(5,842)	(6,831)
Unrealized gains	(5,188)	(15,511)	(1,762)	(19,131)
Realized and unrealized gains on derivative instruments, net	$(46,047)	$(25,031)	$(9,801)	$(118,242)

Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of June 30, 2011, all of the derivative counterparties are lenders, or affiliates of lenders, under either the U.S. Credit Facility or the Canadian Credit Facility (collectively, the “Credit Facilities” and each a “Credit Facility”).  The terms of each Credit Facility provide that any security granted by Forest under the Credit Facilities shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties require collateral beyond that already pledged under the Credit Facilities.  Derivatives related to U.S. oil, natural gas, and NGL production, or related to U.S. interest rates, are entered into by Forest Oil Corporation and security therefore is provided by the U.S. Credit Facility.  Derivatives related to Canadian oil and gas production, or Canadian interest rates, are entered into by LPR Canada and security therefore is provided by the Canadian Credit Facility.

The ISDA Master Agreements and Schedules contain cross-default provisions whereby a default under the applicable Credit Facility will also cause a default under the derivative agreements. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facilities.  In addition, bankruptcy and insolvency events with respect to Forest or certain of its U.S. subsidiaries, in the United States, or Lone Pine and its subsidiaries, in Canada, will result in an automatic acceleration of the indebtedness under the Credit Facilities. None of these events of default are specifically credit-related, but some could arise if there were a general deterioration of Forest’s or LPR Canada’s credit. The ISDA Master Agreements and Schedules contain a further credit-related termination event that would occur if Forest, on the one hand, or Lone Pine, on the other hand, were to merge with another entity and the creditworthiness of the resulting entity was materially weaker than that of Forest or Lone Pine, respectively.

The derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $29.1 million at June 30, 2011. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At June 30, 2011, Forest owed a net derivative liability to four counterparties, the fair value of which was $6.0 million. In the absence of netting provisions, at June 30, 2011, Forest would be exposed to a risk of loss of $70.9 million under its derivative agreements and Forest’s derivative counterparties would be exposed to a risk of loss of $47.8 million.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted which, as part of a broader financial regulatory reform, includes derivatives reform that may impact Forest’s business. Congress delegated many of the details of the Dodd-Frank Act to federal regulatory agencies, which are in the process of writing and implementing new rules. Forest is monitoring the impact, if any, that the Dodd-Frank Act and related rules will have on its existing derivative transactions under its outstanding ISDA Master Agreements and Schedules, as well as its ability to enter into such transactions and agreements in the future.

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Unrealized foreign currency exchange losses, net	$36,360	$10,604	$28,540	$3,954
Realized foreign currency exchange gains	(33,892)	—	(33,892)	—
Accretion of asset retirement obligations	1,787	1,909	3,511	3,748
Legal proceeding settlement	6,500	—	6,500	—
Other, net	1,297	2,036	3,510	(1,147)
	$12,052	$14,549	$8,169	$6,555

(10) LONE PINE RESOURCES INC. INITIAL PUBLIC OFFERING

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine, which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  In May 2011, as part of a corporate restructuring in anticipation of Lone Pine’s initial public offering, LPR Canada declared a stock dividend to Forest which resulted in Forest incurring a dividend tax payable to Canadian federal tax authorities of $28.9 million, which Forest paid in June 2011. This dividend tax is classified within “Income Tax” on the Condensed Consolidated Statement of Operations. On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of its common stock at a price of $13.00 per share ($12.22 per share, net of underwriting discounts and commissions).  Upon completion of the offering, Forest retained controlling interest in Lone Pine, owning 82% of the outstanding shares of Lone Pine’s common stock.  The net proceeds from the offering received by Lone Pine, after deducting underwriting discounts and commissions and offering expenses, were $178.5 million.  Lone Pine used the net proceeds to pay $29.2 million to Forest as partial consideration for Forest’s contribution to Lone Pine of Forest’s direct and indirect interest in its Canadian operations.  Additionally, Lone Pine used the remaining net proceeds and borrowings under the Canadian Credit Facility to repay Lone Pine’s outstanding indebtedness owed to Forest, consisting of a note payable, intercompany advances, and accrued interest, of $400.5 million.  The spin-off of the remaining shares of Lone Pine held by Forest is expected to occur on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its sole discretion.

The table below sets forth the effects of changes in Forest’s ownership interest in Lone Pine on Forest’s equity.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In Thousands)
Net earnings attributable to Forest Oil Corporation	$38,910	$35,580
Transfers from the noncontrolling interest:
Increase in Forest Oil Corporation’s capital surplus for sale of 15,000,000 Lone Pine Resources Inc. common shares	112,879	112,879
Change from net earnings attributable to Forest Oil Corporation and transfers from noncontrolling interest	$151,789	$148,459

(11) GEOGRAPHICAL SEGMENTS

At June 30, 2011, Forest conducted operations in one industry segment — oil and gas exploration and production — and had three reportable geographical business segments — United States, Canada, and International. Forest’s remaining activities were not significant and therefore were not reported as a separate segment, but have been included as a reconciling item in the information below. The segments were determined based upon the geographical location of operations in each business segment. The segment data presented below was prepared on the same basis as the Condensed Consolidated Financial Statements.

	Oil and Gas Exploration and Production
	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil, natural gas, and NGL sales	$186,593	$51,255	$—	$237,848	$352,903	$87,516	$—	$440,419
Costs and expenses:			—				—
Lease operating expenses	23,483	8,980	—	32,463	47,113	17,207	—	64,320
Production and property taxes	12,655	623	—	13,278	24,261	1,226	—	25,487
Transportation and processing costs	3,415	4,390	—	7,805	7,066	8,015	—	15,081
Depletion	50,545	20,601	—	71,146	97,349	39,196	—	136,545
Accretion of asset retirement obligations	1,480	279	28	1,787	2,903	554	54	3,511
Segment earnings (loss)	$95,015	$16,382	$(28)	$111,369	$174,211	$21,318	$(54)	$195,475
Capital expenditures(1)	$246,289	$108,724	$3,415	$358,428	$436,067	$186,667	$3,932	$626,666
Goodwill(2)	$239,420	$17,966	$—	$257,386	$239,420	$17,966	$—	$257,386
Long-lived assets(2)(3)	$2,196,410	$815,794	$95,466	$3,107,670	$2,196,410	$815,794	$95,466	$3,107,670
Total assets(2)	$3,387,568	$893,797	$96,348	$4,377,713	$3,387,568	$893,797	$96,348	$4,377,713

(1)                                         Includes changes in estimated discounted asset retirement obligations of $1.8 million and $1.9 million recorded during the three and six months ended June 30, 2011, respectively.

(2)                                         As of June 30, 2011.

(3)                                         Consists of net property and equipment.

A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In Thousands)
Segment earnings	$111,369	$195,475
Interest and other income	286	850
General and administrative expense	(15,737)	(34,771)
Depreciation and amortization expense	(2,176)	(4,340)
Interest expense	(38,842)	(76,722)
Realized and unrealized gains on derivative instruments, net	46,047	9,801
Other, net	(10,265)	(4,658)
Earnings before income taxes	$90,682	$85,635

	Oil and Gas Exploration and Production
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	United States	Canada	International	Total Company	United States	Canada	International	Total Company
	(In Thousands)
Oil, natural gas, and NGL sales	$169,699	$38,255	$—	$207,954	$354,021	$75,662	$—	$429,683
Costs and expenses:
Lease operating expenses	22,479	5,943	—	28,422	45,947	11,577	—	57,524
Production and property taxes	11,862	625	—	12,487	22,668	1,247	—	23,915
Transportation and processing costs	3,271	2,749	—	6,020	5,926	4,953	—	10,879
Depletion	43,919	16,216	—	60,135	80,430	29,332	—	109,762
Accretion of asset retirement obligations	1,627	258	24	1,909	3,176	523	49	3,748
Segment earnings (loss)	$86,541	$12,464	$(24)	$98,981	$195,874	$28,030	$(49)	$223,855
Capital expenditures(1)	$164,270	$52,240	$991	$217,501	$330,766	$159,881	$2,105	$492,752
Goodwill(2)	$239,420	$16,276	$—	$255,696	$239,420	$16,276	$—	$255,696
Long-lived assets(2)(3)	$1,879,893	$548,632	$89,095	$2,517,620	$1,879,893	$548,632	$89,095	$2,517,620
Total assets(2)	$2,938,736	$622,162	$89,878	$3,650,776	$2,938,736	$622,162	$89,878	$3,650,776

(1)                                         Includes changes in estimated discounted asset retirement obligations of $6.8 million and $(2.8) million recorded during the three and six months ended June 30, 2010, respectively.

(2)                                         As of June 30, 2010.

(3)                                         Consists of net property and equipment.

A reconciliation of segment earnings to consolidated earnings before income taxes is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In Thousands)
Segment earnings	$98,981	$223,855
Interest and other income	141	277
General and administrative expense	(17,781)	(36,534)
Depreciation and amortization expense	(2,311)	(4,996)
Interest expense	(37,109)	(75,152)
Realized and unrealized gains on derivative instruments, net	25,031	118,242
Other, net	(12,640)	(2,807)
Earnings before income taxes	$54,312	$222,885

(12) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 8% senior notes due 2011, 8 1/2% senior notes due 2014, and 7 1/4% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest (the “Subsidiary Guarantor”). Forest’s remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Unaudited)

(In Thousands)

	June 30, 2011					December 31, 2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$473,306	$—	$5,843	$—	$479,149	$216,580	$3	$1,562	$—	$218,145
Accounts receivable	30,280	37,488	32,730	(1,108)	99,390	50,024	50,211	36,291	(796)	135,730
Note receivable from subsidiary	—	—	—	—	—	250,183	—	—	(250,183)	—
Other current assets	90,698	312	18,804	—	109,814	112,287	755	14,766	—	127,808
Total current assets	594,284	37,800	57,377	(1,108)	688,353	629,074	50,969	52,619	(250,979)	481,683
Property and equipment, at cost	7,658,235	1,255,113	2,234,824	—	11,148,172	7,403,398	1,198,138	1,978,127	—	10,579,663
Less accumulated depreciation, depletion, and amortization	5,693,109	1,074,589	1,272,804	—	8,040,502	5,618,604	1,049,647	1,195,734	—	7,863,985
Net property and equipment	1,965,126	180,524	962,020	—	3,107,670	1,784,794	148,491	782,393	—	2,715,678
Investment in subsidiaries	604,984	—	—	(604,984)	—	436,772	—	—	(436,772)	—
Goodwill	216,460	22,960	17,966	—	257,386	216,460	22,960	17,422	—	256,842
Due from (to) parent and subsidiaries	157,820	26,293	(184,113)	—	—	187,404	(13,388)	(174,016)	—	—
Deferred income taxes	326,365	—	—	(66,957)	259,408	330,309	—	—	(46,288)	284,021
Other assets	58,515	6	6,375	—	64,896	44,936	6	2,222	—	47,164

	$3,923,554	$267,583	$859,625	$(673,049)	$4,377,713	$3,629,749	$209,038	$680,640	$(734,039)	$3,785,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$265,362	$2,061	$47,304	$(1,108)	$313,619	$204,295	$2,189	$46,512	$(796)	$252,200
Current portion of long-term-debt	286,031	—	—	—	286,031	287,092	—	—	—	287,092
Note payable to parent	—	—	—	—	—	—	—	250,183	(250,183)	—
Other current liabilities	84,041	64	10,694	—	94,799	80,328	36	9,718	—	90,082
Total current liabilities	635,434	2,125	57,998	(1,108)	694,449	571,715	2,225	306,413	(250,979)	629,374
Long-term debt	1,585,138	—	280,973	—	1,866,111	1,582,280	—	—	—	1,582,280
Other liabilities	123,271	2,145	42,995	—	168,411	122,390	2,119	38,878	—	163,387
Deferred income taxes	—	90,037	45,951	(66,957)	69,031	577	67,365	35,906	(46,288)	57,560
Total liabilities	2,343,843	94,307	427,917	(68,065)	2,798,002	2,276,962	71,709	381,197	(297,267)	2,432,601
Forest Oil Corporation shareholders’ equity	1,495,587	173,276	431,708	(604,984)	1,495,587	1,352,787	137,329	299,443	(436,772)	1,352,787
Noncontrolling interest	84,124	—	—	—	84,124	—	—	—	—	—
Total shareholders’ equity	1,579,711	173,276	431,708	(604,984)	1,579,711	1,352,787	137,329	299,443	(436,772)	1,352,787

	$3,923,554	$267,583	$859,625	$(673,049)	$4,377,713	$3,629,749	$209,038	$680,640	$(734,039)	$3,785,388

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended June 30,
	2011					2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil, natural gas, and NGL sales	$136,349	$49,530	$51,969	$—	$237,848	$116,748	$52,353	$38,853	$—	$207,954
Interest and other	541	6	8	(269)	286	1,083	—	3	(945)	141
Equity earnings (losses) in subsidiaries	20,341	—	—	(20,341)	—	18,186	—	—	(18,186)	—
Total revenues	157,231	49,536	51,977	(20,610)	238,134	136,017	52,353	38,856	(19,131)	208,095
Costs, expenses, and other:
Lease operating expenses	19,733	3,640	9,090	—	32,463	19,486	2,937	5,999	—	28,422
Other direct operating costs	13,198	2,837	5,048	—	21,083	11,894	3,615	2,998	—	18,507
General and administrative	10,922	604	4,211	—	15,737	14,412	615	2,754	—	17,781
Depreciation, depletion, and amortization	38,989	12,850	21,483	—	73,322	32,607	13,096	16,743	—	62,446
Interest expense	36,516	(124)	2,719	(269)	38,842	35,331	221	2,502	(945)	37,109
Realized and unrealized gains on derivative instruments, net	(39,968)	(903)	(5,176)	—	(46,047)	(21,014)	(3,987)	(30)	—	(25,031)
Other, net	7,793	20	4,239	—	12,052	1,577	84	12,888	—	14,549
Total costs, expenses, and other	87,183	18,924	41,614	(269)	147,452	94,293	16,581	43,854	(945)	153,783
Earnings (loss) before income taxes	70,048	30,612	10,363	(20,341)	90,682	41,724	35,772	(4,998)	(18,186)	54,312
Income tax	31,138	13,699	6,871	—	51,708	8,470	13,132	(544)	—	21,058

Net earnings (loss)	38,910	16,913	3,492	(20,341)	38,974	33,254	22,640	(4,454)	(18,186)	33,254

Less: net earnings attributable to noncontrolling interest	—	—	64	—	64	—	—	—	—	—

Net earnings (loss) attributable to Forest Oil Corporation	$38,910	$16,913	$3,428	$(20,341)	$38,910	$33,254	$22,640	$(4,454)	$(18,186)	$33,254

	Six Months Ended June 30,
	2011					2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Oil, natural gas, and NGL sales	$253,362	$98,246	$88,811	$—	$440,419	$259,204	$93,495	$76,984	$—	$429,683
Interest and other	1,348	62	20	(580)	850	2,767	9	9	(2,508)	277
Equity earnings (losses) in subsidiaries	45,888	—	—	(45,888)	—	59,253	—	—	(59,253)	—
Total revenues	300,598	98,308	88,831	(46,468)	441,269	321,224	93,504	76,993	(61,761)	429,960
Costs, expenses, and other:
Lease operating expenses	40,269	6,628	17,423	—	64,320	40,117	5,626	11,781	—	57,524
Other direct operating costs	25,344	5,923	9,301	—	40,568	23,118	6,229	5,447	—	34,794
General and administrative	26,610	1,213	6,948	—	34,771	30,060	1,163	5,311	—	36,534
Depreciation, depletion, and amortization	75,063	24,942	40,880	—	140,885	63,490	20,905	30,363	—	114,758
Interest expense	73,016	(192)	4,478	(580)	76,722	72,634	1,078	3,948	(2,508)	75,152
Realized and unrealized gains on derivative instruments, net	(4,172)	(498)	(5,131)	—	(9,801)	(98,061)	(19,941)	(240)	—	(118,242)
Other, net	10,249	(21)	(2,059)	—	8,169	(1,127)	32	7.650	—	6,555
Total costs, expenses, and other	246,379	37,995	71,840	(580)	355,634	130,231	15,092	64,260	(2,508)	207,075
Earnings before income taxes	54,219	60,313	16,991	(45,888)	85,635	190,993	78,412	12,733	(59,253)	222,885
Income tax	18,639	22,672	8,680	—	49,991	48,577	28,918	2,974	—	80,469

Net earnings	35,580	37,641	8,311	(45,888)	35,644	142,416	49,494	9,759	(59,253)	142,416

Less: net earnings attributable to noncontrolling interest	—	—	64	—	64	—	—	—	—	—

Net earnings attributable to Forest Oil Corporation	$35,580	$37,641	$8,247	$(45,888)	$35,580	$142,416	$49,494	$9,759	$(59,253)	$142,416

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011				2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(10,308)	$37,641	$8,311	$35,644	$83,163	$49,494	$9,759	$142,416
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	75,063	24,942	40,880	140,885	63,490	20,905	30,363	114,758
Unrealized losses (gains) on derivative instruments, net	16,693	(2,677)	(5,136)	8,880	(61,804)	(11,802)	(142)	(73,748)
Deferred income tax	(10,405)	22,672	8,281	20,548	43,852	28,918	2,974	75,744
Unrealized foreign currency exchange losses, net	—	—	28,540	28,540	—	—	3,954	3,954
Realized foreign currency exchange gains, net	—	—	(33,892)	(33,892)	—	—	—	—
Other, net	16,387	159	(356)	16,190	12,760	114	(103)	12,771
Changes in operating assets and liabilities:
Accounts receivable	19,744	12,723	4,762	37,229	33,049	(11,644)	(15,505)	5,900
Other current assets	10,030	443	2,726	13,199	21,011	23	(6,677)	14,357
Accounts payable and accrued liabilities	(8,908)	(186)	(3,359)	(12,453)	(41,127)	(3,334)	(2,116)	(46,577)
Accrued interest and other current liabilities	(3,580)	(241)	(66)	(3,887)	(2,572)	119	(1,163)	(3,616)
Net cash provided by operating activities	104,716	95,476	50,691	250,883	151,822	72,793	21,344	245,959
Investing activities:
Capital expenditures for property and equipment	(318,568)	(56,925)	(208,446)	(583,939)	(240,048)	(60,479)	(163,571)	(464,098)
Proceeds from sales of assets	120,634	—	468	121,102	79,976	1,608	25,614	107,198
Net cash used by investing activities	(197,934)	(56,925)	(207,978)	(462,837)	(160,072)	(58,871)	(137,957)	(356,900)
Financing activities:
Proceeds from bank borrowings	—	—	610,089	610,089	—	—	92,480	92,480
Repayments of bank borrowings	—	—	(329,116)	(329,116)	—	—	(92,480)	(92,480)
Proceeds from issuance of Lone Pine Resources Inc. common stock, net of issuance costs	—	—	178,502	178,502	—	—	—	—
Redemption and repurchase of notes	—	—	—	—	(152,038)	—	—	(152,038)
Net activity in investments from subsidiaries	348,217	(38,698)	(309,519)	—	(92,058)	(13,586)	105,644	—
Other, net	1,727	144	14,962	16,833	(4,469)	(714)	2,337	(2,846)
Net cash provided (used) by financing activities	349,944	(38,554)	164,918	476,308	(248,565)	(14,300)	107,981	(154,884)
Effect of exchange rate changes on cash	—	—	(3,350)	(3,350)	—	—	(610)	(610)
Net increase (decrease) in cash and cash equivalents	256,726	(3)	4,281	261,004	(256,815)	(378)	(9,242)	(266,435)
Cash and cash equivalents at beginning of period	216,580	3	1,562	218,145	456,978	379	9,864	467,221

Cash and cash equivalents at end of period	$473,306	$—	$5,843	$479,149	$200,163	$1	$622	$200,786

(13) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income (“ASU 2011-05”), which provides amendments that will result in more converged guidance on how comprehensive income is presented under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires an entity to present items of net income, items of other comprehensive income, and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this authoritative guidance will not have an impact on Forest’s financial position or results of operations, but will require Forest to present the statements of comprehensive income separately from its statements of equity, as these statements are currently presented on a combined basis.

In June 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the current U.S. GAAP fair value measurement and disclosure guidance, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are not expected to result in significant changes to how companies apply the fair value principles. This guidance is effective for interim and annual periods beginning after December 15, 2011. Forest is currently evaluating the impact that the adoption of this authoritative guidance will have on its fair value measurements and disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information under the heading “Forward- Looking Statements” below, and the information included or incorporated by reference in Forest’s 2010 Annual Report on Form 10-K under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Our total estimated proved reserves as of December 31, 2010, were approximately 2,244 Bcfe of which 81% were in the United States, 17% were in Canada, and 2% were in Italy. Approximately 78% of our estimated proved reserves were natural gas as of December 31, 2010. We currently conduct our operations in three geographical segments: the United States, Canada, and International. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our geographical segments. Our core operational areas are in the Texas Panhandle, the Western Canadian Sedimentary Basin in Alberta and British Columbia, the Eagle Ford Shale in South Texas, and the East Texas / North Louisiana area.

RECENT DEVELOPMENTS

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders. The offering occurred in June 2011, with Forest retaining approximately 82% of the outstanding shares of Lone Pine common stock.  Lone Pine used the net proceeds from the offering, along with borrowings under its credit facility, to pay $29 million to Forest, as partial consideration for the contribution to Lone Pine of Forest’s interests in the Canadian operations, and to repay an intercompany note and intercompany advances and accrued interest of $401 million.  The spin-off of the remaining shares of Lone Pine held by Forest is expected to occur on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its sole discretion.  Until the spin-off occurs, Lone Pine will be consolidated as part of Forest’s operations due to Forest’s controlling interest in Lone Pine.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (in thousands)	$38,974	$33,254	$35,644	$142,416
Diluted earnings per common share	$.34	$.29	$.31	$1.26
Adjusted EBITDA (in thousands)(1)	$176,275	$180,953	$324,845	$351,904

(1)                                     In addition to reporting net earnings as defined under generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA, which is a non-GAAP performance measure. See “—Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA to reported net earnings, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net earnings decreased $107 million to $36 million in the first six months of 2011, compared to net earnings of $142 million in the first six months of 2010, primarily due to a decrease in realized and unrealized gains on derivative instruments of $108 million.  Realized and unrealized gains on derivative instruments of $10 million were recorded in the first six months of 2011, compared to realized and unrealized gains on derivative instruments of $118 million recorded in the first six months of 2010.

Adjusted EBITDA is a performance measure that we use to evaluate our operations that excludes the impact of certain non-cash items such as fair value adjustments on derivative instruments.  Adjusted EBITDA decreased $5 million to $176 million in the second quarter of 2011 from $181 million in the second quarter of 2010, due primarily to a decrease in realized gains on derivatives of $29 million and an increase in production costs of $7 million, partially offset by an increase in oil and natural gas revenues of $30 million. Adjusted EBITDA decreased $27 million to $325 million in the first six months of 2011 from $352 million in first six months of 2010, due to a decrease in realized gains on derivatives of $26 million and an increase in production costs of $13 million, partially offset by an increase in oil and natural gas revenues of $11 million.

Management’s analysis of the individual components of the changes in our quarterly results follows.

Oil and Natural Gas Volumes and Revenues

Oil, natural gas, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices by location for the three and six months ended June 30, 2011 and 2010 are set forth in the table below.

	Three Months Ended June 30,
	2011				2010
	Natural Gas	Oil	NGLs	Total	Natural Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	21,953	595	822	30,455	25,997	635	855	34,937
Canada	6,938	259	19	8,606	5,547	251	32	7,245
Totals	28,891	854	841	39,061	31,544	886	887	42,182
Revenues (in thousands):
United States	$87,780	$61,485	$37,328	$186,593	$96,751	$46,562	$26,386	$169,699
Canada	25,964	24,031	1,260	51,255	19,811	16,717	1,727	38,255
Totals	$113,744	$85,516	$38,588	$237,848	$116,562	$63,279	$28,113	$207,954

	$/Mcf	$/Bbl	$/Bbl	$/Mcfe	$/Mcf	$/Bbl	$/Bbl	$/Mcfe
Average sales price per unit:
United States	$4.00	$103.34	$45.41	$6.13	$3.72	$73.33	$30.86	$4.86
Canada	3.74	92.78	66.32	5.96	3.57	66.60	53.97	5.28
Totals	$3.94	$100.14	$45.88	$6.09	$3.70	$71.42	$31.69	$4.93

	Six Months Ended June 30,
	2011				2010
	Natural Gas	Oil	NGLs	Total	Natural Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
Sales volumes:
United States	44,826	1,110	1,620	61,206	50,104	1,137	1,532	66,118
Canada	13,424	413	39	16,136	10,526	431	79	13,586
Totals	58,250	1,523	1,659	77,342	60,630	1,568	1,611	79,704
Revenues (in thousands):
United States	$174,542	$108,579	$69,782	$352,903	$215,846	$84,675	$53,500	$354,021
Canada	48,607	36,461	2,448	87,516	42,545	29,192	3,925	75,662
Totals	$223,149	$145,040	$72,230	$440,419	$258,391	$113,867	$57,425	$429,683

	$/Mcf	$/Bbl	$/Bbl	$/Mcfe	$/Mcf	$/Bbl	$/Bbl	$/Mcfe
Average sales price per unit:
United States	$3.89	$97.82	$43.08	$5.77	$4.31	$74.47	$34.92	$5.35
Canada	3.62	88.28	62.77	5.42	4.04	67.73	49.68	5.57
Totals	$3.83	$95.23	$43.54	$5.69	$4.26	$72.62	$35.65	$5.39

Our reported oil, natural gas, and NGL sales volumes in the second quarter and the first six months of 2011 decreased 7% and 3%, respectively, compared to the second quarter and first six months of 2010. Sales volumes, pro forma for the sale of certain producing oil and gas properties in 2010, decreased 5% in the second quarter of 2011 compared to the second quarter 2010, and remained level for the first six months of 2011 compared to the first six months of 2010.  Sales volumes in both the three and six month periods in 2011 were negatively impacted by production downtime in the Texas Panhandle resulting from third-party compression and plant downtime, and in South Louisiana because of flooding. Oil and NGL sales volumes as a percentage of total sales volumes increased 1% to 26% and 25% for the three and six month periods ended June 30, 2011, respectively, as compared to the corresponding prior year periods. Oil and natural gas revenues were $238 million in the second quarter 2011, a 14% increase as compared to $208 million in the second quarter 2010. Oil and natural gas revenues were $440 million in the first six months of 2011, a 2% increase as compared to $430 million in the first six months of 2010. The increase in oil and gas revenues between the comparable three and six month periods was primarily due to a 24% and 6% increase in average realized sales prices, respectively, partially offset by the decrease in sales volumes discussed above.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments as we have elected not to designate our derivative instruments as cash flow hedges. See—“Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of oil and gas production expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$32,463	$28,422	$64,320	$57,524
Production and property taxes	13,278	12,487	25,487	23,915
Transportation and processing costs	7,805	6,020	15,081	10,879
Production expense	$53,546	$46,929	$104,888	$92,318
Production expense per Mcfe:
Lease operating expenses	$.83	$.67	$.83	$.72
Production and property taxes	.34	.30	.33	.30
Transportation and processing costs	.20	.14	.19	.14
Production expense per Mcfe	$1.37	$1.11	$1.36	$1.16

Lease operating expenses

Lease operating expenses in the second quarter of 2011 were $32 million, or $.83 per Mcfe, compared to $28 million, or $.67 per Mcfe, in the second quarter of 2010. Lease operating expenses in the first six months of 2011 were $64 million, or $.83 per Mcfe, compared to $58 million, or $.72 per Mcfe, in the first six months of 2010. The $4 million and $7 million increases in lease operating expenses between the comparable three and six month periods, respectively, were primarily due to an increase in expenses in Canada and an increase in water disposal costs in the U.S..  During the second quarter of 2011, workover and maintenance expense increased in Canada as compared to the second quarter of 2010 due to activity undertaken to accelerate oil production as well as due to weather-related issues.  During the six months ended June 30, 2011, workover and maintenance expense increased in Canada as compared to the six months ended June 30, 2010 due to the reasons discussed above as well as due to start-up costs associated with bringing a large number of wells on-line in late 2010, which were previously shut-in because of infrastructure constraints.  Lease operating expense also increased in both 2011 periods over the comparable prior year periods due to the strengthening Canadian dollar, which increases our reported Canadian lease operating expenses.

Production and property taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 5.6% and 6.0% of oil, natural gas, and NGL sales for the three months ended June 30, 2011 and 2010, respectively, and 5.8% and 5.6% for the six months ended June 30, 2011 and 2010, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and processing costs

Transportation and processing costs in the second quarter of 2011 were $8 million, or $.20 per Mcfe, compared to $6 million, or $.14 per Mcfe, in the second quarter of 2010. Transportation and processing costs in the first six months of 2011 were $15 million, or $.19 per Mcfe, compared to $11 million, or $.14 per Mcfe, in the first six months of 2010. Transportation and processing costs increased between comparable periods primarily due to higher natural gas transportation costs incurred in Canada.

General and Administrative Expense

The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Stock-based compensation costs	$4,420	$8,039	$13,084	$16,489
Other general and administrative costs	21,492	20,217	45,280	42,630
General and administrative costs capitalized	(10,175)	(10,475)	(23,593)	(22,585)
General and administrative expense	$15,737	$17,781	$34,771	$36,534

General and administrative expense in the second quarter of 2011 was $16 million compared to $18 million in the second quarter of 2010. General and administrative expense in the first six months of 2011 was $35 million compared to $37 million in the first six months of 2010.  The stock-based compensation cost component within general and administrative expense declined in each 2011 period compared with the corresponding period in 2010 due to a decrease in Forest’s share price.  The percentage of general and administrative costs capitalized under the full cost method of accounting was relatively consistent between the periods presented, ranging from 37% to 40%.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the second quarter of 2011 was $73 million, or $1.88 per Mcfe, compared to $62 million, or $1.48 per Mcfe, in the second quarter of 2010. For the six months ended June 30, 2011, DD&A was $141 million, or $1.82 per Mcfe, compared to $115 million, or $1.44 per Mcfe, for the first six months of 2010. The increase in DD&A in each period is primarily due to ceiling test write-downs (see Note 5 to the Condensed Consolidated Financial Statements for a description of the “ceiling test”) recorded as of December 31, 2008 and March 31, 2009 as well as the sale of our Permian Basin assets in the fourth quarter of 2009, both of which contributed to our reduced DD&A rate of $1.39 in the first quarter of 2010. Our depletion rate has steadily increased since the first quarter of 2010 as we have added proved oil and gas reserves to our depletable base at per-unit rates that have exceeded $1.39 per Mcfe.

Interest Expense

The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Interest costs	$41,660	$40,237	$81,722	$81,062
Interest costs capitalized	(2,818)	(3,128)	(5,000)	(5,910)
Interest expense	$38,842	$37,109	$76,722	$75,152

Interest expense in the second quarter totaled $39 million compared to $37 million in the second quarter 2010. Interest expense was $77 million and $75 million for the six months ended June 30, 2011 and 2010, respectively.  On June 1, 2011, Lone Pine borrowed CDN$250 million under the new Canadian Credit Facility to repay intercompany obligations to Forest.  The outstanding credit facility balance in June caused a slight increase in total interest expense for the second quarter and six month period ended June 30, 2011 compared to the comparable periods in 2010 when minimal borrowings were made on the revolving credit facilities.  Prior to the borrowings on the Canadian Credit Facility in June 2011, average outstanding debt balances were consistent between periods, as were average interest rates, since the majority of our outstanding debt throughout 2010 and most of 2011 was senior notes with fixed interest rates.

In order to effectively reduce our concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of June 30, 2011, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million and $6 million during the three and six month periods ended June 30, 2011, respectively, and $3 million and $6 million during the three and six month periods ended June 30, 2010, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction in interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

Realized and Unrealized Gains and Losses on Derivative Instruments

The table below sets forth realized and unrealized gains and losses on derivatives recognized under “Costs, expenses, and other” in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$6,110	$527	$8,533	$1,265
Natural Gas	(15,922)	(31,742)	(33,874)	(38,928)
NGLs	7,541	—	12,502	—
Interest	(2,872)	(3,310)	(5,842)	(6,831)
Subtotal realized gains on derivatives, net	(5,143)	(34,525)	(18,681)	(44,494)
Unrealized (gains) losses on derivatives, net:
Oil	(24,786)	(8,425)	180	(6,872)
Natural Gas	(8,882)	33,430	2,920	(47,745)
NGLs	(2,048)	—	7,542	—
Interest	(5,188)	(15,511)	(1,762)	(19,131)
Subtotal unrealized (gains) losses on derivatives, net	(40,904)	9,494	8,880	(73,748)
Realized and unrealized gains on derivatives, net	$(46,047)	$(25,031)	$(9,801)	$(118,242)

Other, Net

The table below sets forth the components of “Other, net” in our Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Unrealized foreign currency exchange losses, net	$36,360	$10,604	$28,540	$3,954
Realized foreign currency exchange gains	(33,892)	—	(33,892)	—
Accretion of asset retirement obligations	1,787	1,909	3,511	3,748
Legal proceeding settlement	6,500	—	6,500	—
Other, net	1,297	2,036	3,510	(1,147)
	$12,052	$14,549	$8,169	$6,555

Foreign Currency Exchange

Unrealized and realized foreign currency exchange gains and losses relate to intercompany indebtedness and advances, which are denominated in U.S. dollars, between Forest Oil Corporation and our Canadian subsidiary. During the second quarter of 2011, Lone Pine and LPR Canada utilized the proceeds from the initial public offering, along with borrowings under the Canadian Credit Facility, to repay $401 million of intercompany indebtedness to Forest, resulting in realized foreign currency exchange gains.

Accretion of Asset Retirement Obligations

Accretion of asset retirement obligations is the expense recognized to increase the carrying amount of the liability associated with our asset retirement obligations as a result of the passage of time. Our asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

Legal Proceeding Settlement

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities. On March 9, 2009, Pacific Energy Resources Ltd. filed for bankruptcy. On March 7, 2011, Pacific Energy Resources Ltd., Pacific Energy Alaska Holdings LLC, and Pacific Energy Alaska Operating LLC filed suit against Forest Oil Corporation and Forest Alaska Holdings LLC in United States Bankruptcy Court in the District of Delaware. In this suit, the plaintiffs claimed that, at the time Forest sold Pacific Energy Resources Ltd. its Alaska assets, those assets were overvalued due to Forest’s alleged nondisclosure, fraud, and negligent misrepresentations and that, as a result, the sales transaction rendered Pacific Energy Resources Ltd. insolvent. The plaintiffs sought to recover over $250 million in value from Forest.  During the second quarter of 2011, Forest and the plaintiffs in this action reached a settlement whereby the plaintiffs released Forest from all claims and agreed to dismiss the complaint against Forest in exchange for a $7 million payment from Forest.

Current and Deferred Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Percentages)
Current income tax	$29,443	$4,008	$29,443	$4,725
Deferred income tax	22,265	17,050	20,548	75,744
Total income tax	$51,708	$21,058	$49,991	$80,469
Effective tax rate	57%	39%	58%	36%

Our combined U.S. and Canadian effective tax rate generally approximates 35% to 36% but will fluctuate based on the percentage of pre-tax income generated in the U.S. versus Canada. Our effective income tax rate was 57% and 58% for the three and six months ended June 30, 2011, respectively, and 39% and 36% for the three and six months ended June 30, 2010, respectively. The increase in our effective tax rate in each period in 2011 was primarily due to the Canadian dividend tax of $29 million which was incurred on a stock dividend declared and paid by our Canadian subsidiary, LPR Canada, to Forest, as parent, immediately before Forest’s contribution of LPR Canada to Lone Pine in conjunction with Lone Pine’s initial public offering. The remaining increase was due to a $4 million valuation allowance placed against “successor tax pools” associated with specific oil and gas properties in Canada in connection with the temporary abandonment of such properties in the second quarter of 2011.  These additional charges were offset by a $3 million tax benefit derived from costs associated with the Lone Pine initial public offering.

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

Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flow generated from operations. For the six months ended June 30, 2011, natural gas accounted for approximately 75% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and NGLs. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of August 2, 2011, we had hedged, via commodity swaps and collar instruments, approximately 81 Bcfe (including 7 Bcfe hedged by Lone Pine) of our total projected 2011 production and approximately 56 Bcfe (including 14 Bcfe hedged by Lone Pine) of our total projected 2012 production, excluding outstanding commodity call options. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012. In the future, we may determine to increase or decrease our hedging positions. See Item 3—“Quantitative and Qualitative Disclosures About

Market Risk—Commodity Price Risk” below for more information on our derivative contracts including commodity call options.

As noted above, the other primary sources of liquidity are our U.S. and Canadian credit facilities, which had borrowing bases of $1.25 billion and CDN$350 million, respectively, as of June 30, 2011. These facilities are used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facilities are secured by a portion of our assets, with the U.S. credit facility maturing in June 2016 and the Canadian credit facility maturing in March 2016. See—“Bank Credit Facilities” below for further details. As of June 30, 2011 and August 2, 2011, we had no amounts drawn and $2.1 million in outstanding letters of credit on our U.S. credit facility. As of June 30, 2011 and August 2, 2011, we had $281 million (CDN$271 million), at a weighted average interest rate of 3.74%, and $290 million (CDN$278 million), at a weighted average interest rate of 3.76%, respectively, in borrowings and $0 and $2.1 million, respectively, in outstanding letters of credit under the Canadian Credit Facility.

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

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and availability under our credit facilities, will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations, including the redemption of our $285 million principal amount of senior notes that are due in December 2011. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, or otherwise, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations.

Bank Credit Facilities

As of June 30, 2011, we had two separate credit facilities, one in the U.S. and one in Canada.

U.S. Credit Facility

On June 30, 2011, we entered into the Third Amended and Restated Credit Facility with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “U.S. Credit Facility”), consisting of a $1.5 billion credit facility maturing in June 2016. Subject to the agreement of us and the applicable lenders, the size of the U.S. Credit Facility may be increased by $300 million, to a total of $1.8 billion.

Our availability under the U.S. Credit Facility is governed by a borrowing base. As of June 30, 2011, the borrowing base under the U.S. Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the U.S. Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  The next scheduled redetermination of the borrowing base will occur on or about November 1, 2011.

The borrowing base is also subject to change in the event (i) we or our Restricted Subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that we or any of our Restricted Subsidiaries may issue to refinance then-existing senior notes, or (ii) we sell oil and natural gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. A lowering of the borrowing base could require us to repay indebtedness in excess of the borrowing base in order to cover the deficiency.

Borrowings under the U.S. Credit Facility bear interest at one of two rates as may be elected by us. Borrowings bear interest at:

(i)                                     the greatest of (a) the prime rate announced by JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus ½ of 1%, and (c) the one-month rate applicable to dollar deposits in the London interbank market for one, two, three or six months (as selected by us) (the “LIBO Rate”) plus 1%, plus, in the case of each of clauses (a), (b), and (c), 50 to 150 basis points depending on borrowing base utilization; or

(ii)                                  the LIBO Rate as adjusted for statutory reserve requirements (the “Adjusted LIBO Rate”), plus 150 to 250 basis points, depending on borrowing base utilization.

The U.S. Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The U.S. Credit Facility provides that we will not permit our ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time.

Under certain conditions, amounts outstanding under the U.S. Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the U.S. Credit Facility. Subject to notice and cure periods, certain events of default under the U.S. Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the U.S. Credit Facility (including the financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the credit facility, and an event of default under the Canadian Credit Facility (as defined below).

The U.S. Credit Facility is collateralized by our assets. Under the U.S. Credit Facility, we are required to mortgage and grant a security interest in 75% of the present value of our and our U.S. subsidiaries’ proved oil and gas properties and related assets. We are required to pledge, and have pledged, the stock of certain subsidiaries to secure the U.S. Credit Facility.  If our corporate credit rating by Moody’s and S&P meet pre-established levels, the security requirements would cease to apply and, at our request, the banks would release their liens and security interest on our properties.

Of the $1.5 billion total nominal amount under the U.S. Credit Facility, JPMorgan and eleven other banks hold approximately 68% of the total commitments, with each of these twelve lenders holding an equal share. With respect to the other 32% of the total commitments, no single lender holds more than 3.3% of the total commitments.

Prior to entering into the U.S. Credit Facility, the previous combined credit facility, dated as of June 6, 2007, consisting of U.S. and Canadian facilities (the “Combined Credit Facility”) was amended on May 25, 2011, to, among other things, remove any collateral owned by Lone Pine or any of its subsidiaries from the collateral securing the U.S. portion of the Combined Credit Facility, terminate the previous Canadian portion of the Combined Credit Facility, terminate various guaranties securing the Canadian portion of the Combined Credit Facility, release collateral securing the Canadian portion of the Combined Credit Facility, and terminate certain liens and mortgages securing the Canadian portion of the Combined Credit Facility. The lender commitments and borrowing base were also reset at this time to $1.65 billion and $1.155 billion, respectively.

Canadian Credit Facility

On March 18, 2011, Lone Pine entered into a stand-alone, CDN$500 million credit facility among Lone Pine, as parent, Lone Pine Resources Canada Ltd. (“LPR Canada,” formerly Canadian Forest Oil Ltd.), as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Credit Facility”).  The Canadian Credit Facility became effective upon the closing of Lone Pine’s initial public offering, and replaced the Canadian portion of the Combined Credit Facility at such time. The Canadian Credit Facility will mature in March 2016. Availability under the Canadian Credit Facility is governed by a borrowing base, which is currently CDN$350 million. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Canadian Credit Facility could increase or decrease based on such redetermination. In April 2011, the lenders set the borrowing base at CDN$350 million, and the first redetermination of the borrowing base will occur on or about October 1, 2011. In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. The borrowing base is subject to other automatic adjustments under the Canadian Credit Facility. A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Canadian Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

(i)                                     the sum of the applicable bankers’ acceptance rate and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or

(ii)                                  the Canadian Prime Rate plus 75 to 175 basis points, depending on borrowing base utilization.

The Canadian Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions, or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Canadian Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.

Under certain conditions, amounts outstanding under the Canadian Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Canadian Credit Facility. Subject to notice and cure periods, certain events of default under the Canadian Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Canadian Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Canadian Credit Facility, and, until completion of the spin-off, an event of default under our U.S. Credit Facility.

The Canadian Credit Facility is collateralized by Lone Pine’s assets. Under the Canadian Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries. LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Canadian Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral. Upon completion of the spin-off, the stock of all of Lone Pine’s subsidiaries will be pledged to the lenders to secure the Canadian Credit Facility. Until the spin-off is completed, Forest will guarantee the obligations of LPR Canada under the Canadian Credit Facility. Following the spin-off, Lone Pine and certain of its other subsidiaries will guarantee the obligations of LPR Canada under the Canadian Credit Facility.

Of the CDN$500 million total nominal amount under the Canadian Credit Facility, JPMorgan Chase Bank and 10 other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, we engage in other transactions with a number of the lenders under the U.S. and Canadian Credit Facilities. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, act as agent or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of August 2, 2011, all of our derivative counterparties are lenders or their affiliates. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facilities. See Part 3—“Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk,” below for additional details concerning our derivative arrangements.

Historical Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided (used) by financing activities for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$250,883	$245,959
Net cash used by investing activities	(462,837)	(356,900)
Net cash provided (used) by financing activities	476,308	(154,884)

Net cash provided by operating activities is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The increase in net cash provided by operating activities in the six months ended June 30, 2011, compared to the same period of 2010, was primarily due to a decreased investment in net operating assets (i.e., working capital) partially offset by a decrease in realized gains on derivatives and the Canadian dividend tax paid in the second quarter of 2011.

The components of net cash used by investing activities for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Exploration, development, acquisition, and leasehold costs(1)	$(570,021)	$(461,307)
Proceeds from sale of assets	121,102	107,198
Other fixed asset costs	(13,918)	(2,791)
Net cash used by investing activities	$(462,837)	$(356,900)

(1)                                     Cash paid for exploration, development, acquisition, and leasehold costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made as well as non-cash capital expenditures such as capitalized stock-based compensation costs.

Net cash used by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and gas properties net of proceeds from the dispositions of oil and gas properties and other capital assets. The increase in net cash used by investing activities in the six months ended June 30, 2011, compared to the same period of 2010, was primarily due to increased exploration, development, and acquisition expenditures during the six months ended June 30, 2011, as compared to the same period of 2010.

Net cash provided by financing activities in the six months ended June 30, 2011, includes the net proceeds from Lone Pine’s initial public offering of $179 million and net borrowings under the Canadian Credit Facility of $281 million (CDN$271 million). Net cash used by financing activities in the six months ended June 30, 2010, included the redemption of the 7 3/4% senior notes for $152 million.

Capital Expenditures

Expenditures for property exploration, development, and acquisitions were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$411,298	$369,998
Proved property and leasehold acquisitions	186,775	94,259
Overhead capitalized	23,593	22,585
Interest capitalized	5,000	5,910
Total capital expenditures(1)	$626,666	$492,752

(1)                                     Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $1.9 million and $(2.8) million recorded during the six months ended June 30, 2011 and 2010, respectively.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•                  estimates of our oil and natural gas reserves;

•                  estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

•                  the proposed spin-off of the remaining shares of Lone Pine;

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2010 Annual Report on Form 10-K and under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA

In addition to reporting net earnings as defined under GAAP, we also present adjusted earnings before interest, income taxes, depreciation, depletion, and amortization (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized (gains) losses on derivative instruments, unrealized and realized foreign currency exchange losses and gains, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, taxes, depreciation, depletion, amortization, and other non-cash items from earnings, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings and revenues to measure operating performance. The following table provides a reconciliation of net earnings, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings attributable to Forest Oil Corporation	$38,910	$33,254	$35,580	$142,416
Income tax expense	51,708	21,058	49,991	80,469
Unrealized (gains) losses on derivative instruments, net	(40,904)	9,494	8,880	(73,748)
Unrealized foreign currency exchange losses, net	36,360	10,604	28,540	3,954
Realized foreign currency exchange gains	(33,892)	—	(33,892)	—
Interest expense	38,842	37,109	76,722	75,152
Litigation settlement	6,500	—	6,500	—
Loss (gain) on debt extinguishment, net	—	2	—	(4,576)
Accretion of asset retirement obligations	1,787	1,909	3,511	3,748
Depreciation, depletion, and amortization	73,322	62,446	140,885	114,758
Stock-based compensation	3,642	5,077	8,128	9,731
Adjusted EBITDA	$176,275	$180,953	$324,845	$351,904

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2011, we had entered into the following swaps:

Commodity Swaps

	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2011 - December 2011(1)	180	$5.38	$29,784	1,000	$85.00	$(2,181)	5,000	$38.15	$(13,351)
Calendar 2012(2)	130	5.26	19,625	500	104.25	766	2,000	45.22	(3,902)

(1)                                     Includes derivative agreements entered into by LPR Canada for 30 Bbtu per day of gas swaps at a weighted average hedged price per MMBtu of $4.85.

(2)                                     Includes derivative agreements entered into by LPR Canada for (i) 25 Bbtu per day of gas swaps at a weighted average hedged price per MMBtu of $5.09 and (ii) 500 barrels per day of oil swaps at a hedged price per barrel of $104.25.

Subsequent to June 30, 2011, through August 2, 2011, LPR Canada entered into the following swaps:

Commodity Swaps

	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl

August 2011 - December 2011	2,000	$100.29
Calendar 2012	1,500	101.72

Collars

We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of June 30, 2011, we had entered into the following collars:

	Commodity Collars
	Oil (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
July 2011 - December 2011	3,000	$75.00/90.20	$(4,861)

Commodity Options

In connection with several natural gas swaps we have entered into, we granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for us receiving premium hedged prices on the gas swaps. The table below sets forth the outstanding options as of June 30, 2011 (as of August 2, 2011, none of the options in the table have been exercised by the counterparties):

Commodity Options

			Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	$(2,916)	—	$—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	—	3,000	90.00	(14,966)
Oil Swaptions	December 2012	Calendar 2013	—	—	—	2,000	120.00	(3,869)
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	—	1,000	90.00	(1,771)

The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at June 30, 2011 was a net asset of approximately $2 million.

Long-Term Sales Contracts

As of June 30, 2011, LPR Canada had a delivery commitment through October 31, 2014 of approximately 21 Bbtu/d of natural gas, which provides for a sales price equal to NYMEX Henry Hub less $1.49, unless the Henry Hub price exceeds $6.50 per MMBtu, at which point we share the amount of excess equally with the buyer.

Interest Rate Risk

We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of June 30, 2011, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps

Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
July 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$20,773

The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $21 million as of June 30, 2011.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2011, beginning with the fair value of our derivative contracts on December 31, 2010. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2011 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2010	$13,002	$19,011	$32,013
Net increase in fair value	2,195	7,604	9,799
Net contract gains realized	(12,839)	(5,842)	(18,681)
As of June 30, 2011	$2,358	$20,773	$23,131

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Forest’s debt obligations at June 30, 2011.

	2011	2013	2014	2016	2019	Total
	(Dollar Amounts in Thousands)
Canadian credit facility:
Principal	$—	—	—	280,973	—	280,973
Average variable interest rate(1)	—	—	—	3.74%	—	3.74%

Long-term debt:
Principal	$285,000	$12	$600,000	—	$1,000,000	$1,885,012
Fixed interest rate	8.00%	7.00%	8.50%	—	7.25%	7.76%
Effective interest rate(2)	7.25%	7.49%	9.47%	—	7.24%	7.95%

(1)                                     As of June 30, 2011.

(2)                                     The effective interest rates on the senior notes differ from the fixed interest rates due to the amortization of related discounts or premiums on the notes. The effective interest rate on the 8% senior notes due 2011 is further reduced from the fixed rate as a result of amortization of deferred gains related to the interest rate swaps terminated in 2002.

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

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2011 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  RISK FACTORS

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could cause us to incur increased costs and experience additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs.  The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions. However, several federal entities, including the U.S. Environmental Protection Agency (“EPA”), have also recently asserted potential regulatory authority over hydraulic fracturing activities. Some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing operations, including states in which we operate.  For example, Texas adopted a new law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public.  The disclosure of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based upon allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil, or surface water.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations.  In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs.  Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Item 1.  LEGAL PROCEEDINGS

Settlement of Pacific Energy Action

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities. On March 9, 2009, Pacific Energy Resources Ltd. filed for bankruptcy. On March 7, 2011, Pacific Energy Resources Ltd., Pacific Energy Alaska Holdings LLC, and Pacific Energy Alaska Operating LLC filed suit against Forest Oil Corporation and Forest Alaska Holdings LLC in United States Bankruptcy Court in the District of Delaware. In this suit, the plaintiffs claimed that, at the time Forest sold Pacific Energy Resources Ltd. its Alaska assets in August 2007, those assets were overvalued due to Forest’s alleged nondisclosure, fraud, and negligent misrepresentations and that, as a result, the sales transaction rendered Pacific Energy Resources Ltd. insolvent. On June 17, 2011, Forest and the plaintiffs in this action reached a settlement whereby the plaintiffs released Forest from all claims and agreed to dismiss the complaint against Forest in exchange for a $7 million payment from Forest.  On June 27, 2011, the plaintiffs’ complaint against Forest was dismissed with prejudice.

Other than as set forth above, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by Part II, Item I, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the second quarter 2011. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock units that are settled in shares. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2011	461	$34.76	—	—
May 2011	175,237	30.26	—	—
June 2011	4,983	27.64	—	—
Second Quarter Total	180,681	$30.19	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

1.1

Underwriting Agreement, dated May 25, 2011, by and among Lone Pine Resources Inc., Forest Oil Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

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

10.1

Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., JPMorgan Chase Bank, N.A., Toronto branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A., as global administrative agent, and the lenders named therein, incorporated by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.2

Third Amended and Restated Credit Agreement, dated as of June 30, 2011, among Forest Oil Corporation, the Lenders party thereto, BNP Paribas and Wells Fargo Bank, N.A. as Co-Syndication Agents, Bank of America, N.A., The Bank of Nova Scotia, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities, Inc. and Toronto Dominion (Texas) LLC, as Co-Documentation Agents and JPMorgan Chase Bank, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed July 6, 2011 (File No. 001-13515).

10.3

First Amendment dated April 29, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

10.4

Separation and Distribution Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian the Company Oil Ltd., and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.5

Transition Services Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.6

Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.7

Tax Sharing Agreement dated May 25, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.8

Employee Matters Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.9	Form of Cash-Based Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed June 13, 2011 (File No. 001-13515).

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

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

FOREST OIL CORPORATION (Registrant)

August 9, 2011	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

/s/ VICTOR A. WIND
	By:	Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

1.1

Underwriting Agreement, dated May 25, 2011, by and among Lone Pine Resources Inc., Forest Oil Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

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

10.1

Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., JPMorgan Chase Bank, N.A., Toronto branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A., as global administrative agent, and the lenders named therein, incorporated by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.2

Third Amended and Restated Credit Agreement, dated as of June 30, 2011, among Forest Oil Corporation, the Lenders party thereto, BNP Paribas and Wells Fargo Bank, N.A. as Co-Syndication Agents, Bank of America, N.A., The Bank of Nova Scotia, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities, Inc. and Toronto Dominion (Texas) LLC, as Co-Documentation Agents and JPMorgan Chase Bank, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed July 6, 2011.

10.3

First Amendment dated April 29, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

10.4

Separation and Distribution Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian the Company Oil Ltd., and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.5

Transition Services Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.6

Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.7

Tax Sharing Agreement dated May 25, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.8

Employee Matters Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed June 1, 2011.

10.9	Form of Cash-Based Award Agreement, incorporated by reference to Form 8-K for Forest Oil Corporation filed June 13, 2011.

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

*                                         Filed herewith.

+                                           Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++                                      The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section.