Form 10-Q
period 2011-09-30
FOREST OIL CORP
filed 2011-11-08
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011 there were 114,354,204 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$270,089	$217,569
Accounts receivable	72,639	102,325
Derivative instruments	66,726	60,182
Inventory	13,422	22,640
Other current assets	31,346	28,825
Current assets of discontinued operations	—	50,142
Total current assets	454,222	481,683
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $6,838,561 and $6,688,012	1,768,305	1,370,864
Unproved	687,900	646,264
Net oil and gas properties	2,456,205	2,017,128
Other property and equipment, net of accumulated depreciation and amortization of $47,300 and $42,432	51,182	53,145
Net property and equipment	2,507,387	2,070,273
Deferred income taxes	236,558	284,021
Goodwill	239,420	239,420
Derivative instruments	20,772	8,244
Other assets	39,746	36,698
Long-term assets of discontinued operations	—	665,049
	$3,498,105	$3,785,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$224,259	$209,998
Accrued interest	34,041	23,630
Derivative instruments	13,101	36,413
Deferred income taxes	16,941	6,911
Current portion of long-term debt	285,497	287,092
Asset retirement obligations	2,501	121
Other current liabilities	17,891	19,562
Current liabilities of discontinued operations	—	45,647
Total current liabilities	594,231	629,374
Long-term debt	1,586,591	1,582,280
Asset retirement obligations	75,760	73,011
Derivative instruments	1,849	—
Other liabilities	64,983	73,463
Long-term liabilities of discontinued operations	—	74,473
Total liabilities	2,323,414	2,432,601
Shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 114,400,776 and 113,594,788 shares issued and outstanding	11,440	11,359
Capital surplus	2,480,984	2,684,269
Accumulated deficit	(1,306,530)	(1,424,905)
Accumulated other comprehensive income	(11,203)	82,064
Total shareholders’ equity	1,174,691	1,352,787
	$3,498,105	$3,785,388

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Oil, natural gas, and natural gas liquids sales	$174,012	$174,991	$526,915	$529,012
Interest and other	109	203	939	471
Total revenues	174,121	175,194	527,854	529,483
Costs, expenses, and other:
Lease operating expenses	23,480	23,602	70,593	69,549
Production and property taxes	7,926	12,751	32,187	35,419
Transportation and processing costs	3,197	3,302	10,263	9,228
General and administrative	19,942	16,313	49,122	49,016
Depreciation, depletion, and amortization	54,323	48,862	155,227	133,979
Interest expense	37,225	37,237	113,081	112,494
Realized and unrealized gains on derivative instruments, net	(65,961)	(59,156)	(70,632)	(177,398)
Other, net	(177)	2,399	12,280	4,192
Total costs, expenses, and other	79,955	85,310	372,121	236,479
Earnings from continuing operations before income taxes	94,166	89,884	155,733	293,004
Income tax	34,556	34,313	76,940	109,238
Net earnings from continuing operations	59,610	55,571	78,793	183,766
Earnings from discontinued operations, net of tax	28,108	13,340	44,569	27,561
Net earnings	87,718	68,911	123,362	211,327
Less: net earnings attributable to noncontrolling interest	4,923	—	4,987	—
Net earnings attributable to Forest Oil Corporation	$82,795	$68,911	$118,375	$211,327

Basic earnings per common share attributable to Forest Oil Corporation common shareholders:
Earnings from continuing operations	$.52	$.49	$.69	$1.63
Earnings from discontinued operations, net of tax	.20	.12	.35	.24
Basic earnings per common share attributable to Forest Oil Corporation common shareholders	$.72	$.61	$1.04	$1.87

Diluted earnings per common share attributable to Forest Oil Corporation common shareholders:
Earnings from continuing operations	$.52	$.49	$.69	$1.62
Earnings from discontinued operations, net of tax	.20	.11	.34	.24
Diluted earnings per common share attributable to Forest Oil Corporation common shareholders	$.72	$.60	$1.03	$1.86

Amounts attributable to Forest Oil Corporation common shareholders:
Net earnings from continuing operations	$59,610	$55,571	$78,793	$183,766
Earnings from discontinued operations, net of tax	23,185	13,340	39,582	27,561
Net earnings	$82,795	$68,911	$118,375	$211,327
See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Forest Oil Corporation Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2010	113,595	$11,359	$2,684,269	$(1,424,905)	$82,064	$1,352,787	$—	$1,352,787
Issuance of Lone Pine Resources Inc. common stock	—	—	112,610	—	(18,007)	94,603	83,572	178,175
Spin-off of Lone Pine Resources Inc.	—	—	(333,568)	—	(54,125)	(387,693)	(82,242)	(469,935)
Exercise of stock options	30	3	548	—	—	551	—	551
Employee stock purchase plan	68	7	1,121	—	—	1,128	—	1,128
Restricted stock issued, net of cancellations	894	90	(90)	—	—	—	—	—
Amortization of stock-based compensation	—	—	30,980	—	—	30,980	—	30,980
Tax impact of employee stock option exercises	—	—	(9,285)	—	—	(9,285)	—	(9,285)
Other, net	(187)	(19)	(5,601)	—	—	(5,620)	—	(5,620)
Comprehensive earnings:
Net earnings	—	—	—	118,375	—	118,375	4,987	123,362
Unfunded postretirement benefits, net of tax	—	—	—	—	311	311	—	311
Foreign currency translation	—	—	—	—	(21,446)	(21,446)	(6,317)	(27,763)
Total comprehensive earnings						97,240	(1,330)	95,910
Balances at September 30, 2011	114,400	$11,440	$2,480,984	$(1,306,530)	$(11,203)	$1,174,691	$—	$1,174,691

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net earnings	$123,362	$211,327
Less: earnings from discontinued operations, net of tax	44,569	27,561
Net earnings from continuing operations	78,793	183,766
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation, depletion, and amortization	155,227	133,979
Deferred income tax	46,724	121,327
Unrealized gains on derivative instruments, net	(40,538)	(102,839)
Stock-based compensation expense	17,809	13,565
Accretion of asset retirement obligations	4,496	4,667
Other, net	6,123	804
Changes in operating assets and liabilities:
Accounts receivable	29,686	23,734
Other current assets	8,218	10,476
Accounts payable and accrued liabilities	(5,096)	(61,914)
Accrued interest and other current liabilities	3,977	5,134
Net cash provided by operating activities of continuing operations	305,419	332,699
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, acquisition, and leasehold costs	(656,894)	(439,687)
Other fixed assets	(4,375)	(3,722)
Proceeds from sales of assets	120,956	128,588
Net cash used by investing activities of continuing operations	(540,313)	(314,821)
Financing activities:
Redemption of 7¾% senior notes	—	(151,938)
Proceeds from the exercise of options and from employee stock purchase plan	1,679	5,445
Payment of debt issue costs	(8,198)	—
Change in bank overdrafts	(20,660)	13,712
Other, net	(5,788)	(6,001)
Net cash used by financing activities of continuing operations	(32,967)	(138,782)
Cash flows of discontinued operations:
Operating cash flows	101,292	65,608
Investing cash flows	(255,470)	(160,097)
Financing cash flows	478,324	107
Net cash provided (used) by discontinued operations	324,146	(94,382)
Effect of exchange rate changes on cash	(3,476)	(336)
Net increase (decrease) in cash and cash equivalents	52,809	(215,622)
Net (increase) decrease in cash and cash equivalents of discontinued operations	(289)	25
Net increase (decrease) in cash and cash equivalents of continuing operations	52,520	(215,597)
Cash and cash equivalents of continuing operations at beginning of period	217,569	458,275
Cash and cash equivalents of continuing operations at end of period	$270,089	$242,678
Cash paid during the period for:
Continuing operations:
Interest	$101,907	$103,774
Income taxes	2,602	67,641
Discontinued operations:
Interest	$4,594	$338
Income taxes	—	—
 See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids (“NGLs”) primarily in the United States. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Forest holds assets in several exploration and producing areas in the United States and has exploratory and development interests in two other countries. In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its subsidiary, Lone Pine Resources Inc. (“Lone Pine”), followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of common stock.  On September 30, 2011, Forest completed the spin-off of the 70 million shares of Lone Pine held by Forest in the form of a pro rata common stock dividend to all Forest shareholders. See Note 10 for more information regarding the initial public offering and spin-off of Lone Pine.  Unless the context indicates otherwise, the terms “Forest,” the “Company,” “we,” “our,” and “us,” as used in this Quarterly Report on Form 10-Q, refer to Forest Oil Corporation and its subsidiaries.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. The results of operations of Lone Pine are reported as discontinued operations due to the spin-off, with prior periods being recast for comparative purposes. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of Forest at September 30, 2011, and the results of its operations, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on our revenues and fair values of our derivative instruments.

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

(2) EARNINGS PER SHARE AND COMPREHENSIVE EARNINGS

Earnings per Share

Basic earnings per share is computed using the two-class method by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest’s stock incentive plans have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest’s stock incentive plans also have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest’s stock incentive plans do not participate in dividends. Performance units issued under Forest’s stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units’ vesting period only after the performance units vest with common shares being earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest’s shareholder return over the performance units’ vesting period in relation to the shareholder returns of specified peers. See Note 3 for more information on Forest’s stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

Under the treasury stock method, diluted earnings per share is computed by dividing (a) net earnings, adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g., stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares are included in the computation of any diluted per share amount when a net loss exists. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 as their inclusion would have an antidilutive effect. Unvested performance units were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 as no shares would be issuable under the performance unit agreements had the end of the contingency period occurred during these periods.

The following reconciles net earnings as reported in the Condensed Consolidated Statements of Operations to net earnings used for calculating basic and diluted earnings per share for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings	$59,610	$28,108	$87,718	$78,793	$44,569	$123,362
Net earnings attributable to noncontrolling interest	—	(4,923)	(4,923)	—	(4,987)	(4,987)
Net earnings attributable to participating securities	(1,341)	(522)	(1,863)	(1,606)	(807)	(2,413)
Net earnings attributable to common stock for basic earnings per share	$58,269	$22,663	$80,932	$77,187	$38,775	$115,962
Adjustment for liability classified stock-based compensation awards	—	(603)	(603)	—	(707)	(707)
Net earnings for diluted earnings per share	$58,269	$22,060	$80,329	$77,187	$38,068	$115,255

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings	$55,571	$13,340	$68,911	$183,766	$27,561	$211,327
Net earnings attributable to participating securities	(1,151)	(276)	(1,427)	(3,579)	(537)	(4,116)
Net earnings attributable to common stock for basic earnings per share	$54,420	$13,064	$67,484	$180,187	$27,024	$207,211
Adjustment for liability classified stock-based compensation awards	—	74	74	—	250	250
Net earnings for diluted earnings per share	$54,420	$13,138	$67,558	$180,187	$27,274	$207,461

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings per share	111,810	110,992	111,598	110,691
Dilutive effects of potential common shares	352	786	521	699
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	112,162	111,778	112,119	111,390

Comprehensive Earnings

Comprehensive earnings is a term used to refer to net earnings plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings. Items included in Forest’s other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are net foreign currency gains and losses related to the translation of the assets and liabilities of Lone Pine’s Canadian operations prior to the spin-off of Lone Pine on September 30, 2011, and changes in unfunded postretirement benefits.

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Consolidated net earnings	$87,718	$68,911	$123,362	$211,327
Other comprehensive income:
Foreign currency translation (losses) gains	(38,234)	8,978	(27,763)	5,132
Unfunded postretirement benefits, net of tax	93	290	311	975
Total comprehensive earnings	$49,577	$78,179	$95,910	$217,434
Less: total comprehensive earnings attributable to noncontrolling interest	(1,824)	—	(1,330)	—
Total comprehensive earnings attributable to Forest Oil Corporation	$51,401	$78,179	$97,240	$217,434

(3) STOCK-BASED COMPENSATION

Equity Incentive Plans

Forest maintains the 2001 and 2007 Stock Incentive Plans (the “Plans”) under which qualified and non-qualified stock options, restricted stock, performance units, and phantom stock units may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth total stock-based compensation of continuing operations recorded during the three and nine months ended September 30, 2011 and 2010, and the remaining unamortized amounts and weighted average amortization period as of September 30, 2011.

	Stock Options(1)	Restricted Stock(2)	Performance Units	Phantom Stock Units		Total(3)(4)
	(In Thousands)
Three months ended September 30, 2011:
Total stock-based compensation costs	$1,095	$15,434	$775	$(1,456)		$15,848
Less: stock-based compensation costs capitalized	(437)	(6,994)	(253)	529		(7,155)
Stock-based compensation costs expensed	$658	$8,440	$522	$(927)		$8,693
Nine months ended September 30, 2011:
Total stock-based compensation costs	$1,536	$26,566	$2,181	$(1,788)		$28,495
Less: stock-based compensation costs capitalized	(663)	(11,522)	(683)	696		(12,172)
Stock-based compensation costs expensed	$873	$15,044	$1,498	$(1,092)		$16,323
Unamortized stock-based compensation costs	$—	$25,086	$8,378	$655	(5)	$34,119
Weighted average amortization period remaining	—	2.2 years	2.0 years	.8 years		2.1 years
Three months ended September 30, 2010:
Total stock-based compensation costs	$166	$6,205	$552	$639		$7,562
Less: stock-based compensation costs capitalized	(73)	(2,440)	(94)	(207)		(2,814)
Stock-based compensation costs expensed	$93	$3,765	$458	$432		$4,748
Nine months ended September 30, 2010:
Total stock-based compensation costs	$396	$18,918	$1,260	$1,749		$22,323
Less: stock-based compensation costs capitalized	(169)	(6,937)	(310)	(558)		(7,974)
Stock-based compensation costs expensed	$227	$11,981	$950	$1,191		$14,349
____________________________________________

(1)
In conjunction with the spin-off of Lone Pine, both the number of options outstanding and the option exercise prices were adjusted in accordance with antidilution provisions provided for by the Plans, which were designed to equalize an award’s value before and after an equity restructuring. Because the actual option modifications were calculated based on Forest’s average stock price over a period of time before and after the spin-off of Lone Pine rather than the stock price immediately before and after the spin-off, $1.1 million in incremental compensation cost resulted, $.4 million of which was capitalized. This cost was recognized in its entirety on September 30, 2011 because all options outstanding were vested as of that date.

(2)
In conjunction with the spin-off, the forfeiture restrictions on a portion of each outstanding restricted stock award lapsed because the holders of the restricted stock awards received unrestricted Lone Pine common shares in the spin-off. This resulted in an acceleration of the recognition of $10.9 million of compensation costs associated with the restricted stock awards, $4.9 million of which was capitalized.

(3)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.4 million of compensation cost was recognized for the three and nine month periods ended September 30, 2011, respectively, and $.1 million and $.4 million of compensation cost was recognized for the three and nine month periods ended September 30, 2010, respectively.

(4)
In addition to the compensation costs set forth in the table above, in June 2011 the Company granted a cash-based long-term incentive award under which $35,000 and $44,000 in compensation costs were recognized for the three and nine month periods ended September 30, 2011, respectively, and under which $.3 million remains as unamortized stock-based compensation costs at September 30, 2011.  The award is comprised of time-based and performance-based components.  Under the time-based component, a cash payment will be made after three years dependent on the change in value of Forest’s common stock during the three-year period, and under the performance-based component, a cash payment will be made after three years dependent on the total shareholder return on Forest’s common stock in comparison to that of a peer group during the three-year period.

(5)	Based on the closing price of Forest’s common stock on September 30, 2011.

Stock Options

The following table summarizes stock option activity in the Plans for the nine months ended September 30, 2011.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(2)	Number of Options Exercisable
Outstanding at January 1, 2011	1,327,695	$21.67	$22,531	1,283,232
Granted	—	—
Exercised	(29,711)	18.55	331
Cancelled	(13,273)	25.11
Spin-off adjustment(1)	673,189
Outstanding at September 30, 2011	1,957,900	$14.29	$187	1,957,900
____________________________________________

(1)
In conjunction with the spin-off of Lone Pine, both the number of options outstanding and the option exercise prices were adjusted in accordance with antidilution provisions provided for by the Plans. In conjunction with the spin-off, Lone Pine employees were deemed to have been involuntarily terminated under the terms of their option agreements and, therefore, have three months from September 30, 2011 to exercise their vested options before they are canceled. Lone Pine has agreed to reimburse Forest for the market value of any stock issued upon exercise of these options by Lone Pine employees.

(2)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the nine months ended September 30, 2011.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(3)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(4)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	2,272,321	$32.71		264,500	$31.63		510,609	$24.79
Awarded	1,025,782	27.30		226,000	27.53		500	28.24
Vested	(610,681)	61.33	$18,416	—	—	$—	(52,587)	60.04	$1,449
Forfeited	(131,330)	23.51		(41,000)	29.98		(25,737)	19.12
Spin-off adjustment(1)	—			233,740			225,004
Vested due to spin-off(2)	—			(19,000)	20.81	$—	(342,765)	15.15	$3,246
Unvested at September 30, 2011	2,556,092	$24.18		664,240	$19.52		315,024	$12.15
 ____________________________________________

(1)
In conjunction with the spin-off of Lone Pine, the number of performance units and phantom stock units outstanding was adjusted in accordance with antidilution provisions provided for by the Plans. In addition, the initial stock prices used to measure Forest’s total shareholder returns over the performance periods of the performance units were adjusted in accordance with the antidilution provisions provided for by the Plans. The number of restricted stock awards outstanding was not adjusted as a result of the spin-off since holders of restricted stock awards received Lone Pine common shares in the spin-off.

(2)
In conjunction with the spin-off of Lone Pine, Lone Pine employees were deemed to have been involuntarily terminated under the terms of their phantom stock agreements, and, therefore, all phantom stock units held by Lone Pine employees vested on September 30, 2011 and were settled in cash by Lone Pine. The single Lone Pine employee who held a performance unit award was deemed to have been involuntarily terminated under the terms of his performance unit agreement at the time of the spin-off and, therefore, his performance units vested on September 30, 2011, but with no shares deliverable under his agreement. No Forest restricted stock awards are held by Lone Pine employees.

(3)
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

(4)
Of the unvested phantom stock units at September 30, 2011, 6,080 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 308,944 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. Of the 395,352 phantom stock units that vested during the nine months ended September 30, 2011, 5,500 units were settled in shares of common stock and 389,852 units were settled in cash.

(4) DEBT

The components of debt are as follows:

	September 30, 2011				December 31, 2010
	Principal	Unamortized Premium (Discount)	Other(1)	Total	Principal	Unamortized Premium (Discount)	Other(1)	Total
	(In Thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
8% Senior Notes due 2011(2)	285,000	323	174	285,497	285,000	1,292	800	287,092
7% Senior Subordinated Notes due 2013	12	—	—	12	12	—	—	12
8½% Senior Notes due 2014	600,000	(13,856)	—	586,144	600,000	(18,210)	—	581,790
7¼% Senior Notes due 2019	1,000,000	435	—	1,000,435	1,000,000	478	—	1,000,478
Total debt	1,885,012	(13,098)	174	1,872,088	1,885,012	(16,440)	800	1,869,372
Less: current portion of debt(2)	(285,000)	(323)	(174)	(285,497)	(285,000)	(1,292)	(800)	(287,092)
Long-term portion of debt	$1,600,012	$(13,421)	$—	$1,586,591	$1,600,012	$(17,732)	$—	$1,582,280
____________________________

(1)
Represents the unamortized portion of deferred gains realized upon termination of interest rate swaps in 2002 that were accounted for as fair value hedges. The gains are being amortized as a reduction of interest expense over the term of the notes.

(2)	Due December 2011.

Bank Credit Facilities

On June 30, 2011, the Company entered into the Third Amended and Restated Credit Facility with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Credit Facility”), consisting of a $1.5 billion credit facility maturing in June 2016. Subject to the agreement of Forest and the applicable lenders, the size of the Credit Facility may be increased by $300 million, to a total of $1.8 billion.

Forest’s availability under the Credit Facility is governed by a borrowing base. As of September 30, 2011, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  The borrowing base was reaffirmed at $1.25 billion in October 2011 and the next scheduled redetermination of the borrowing base will occur on or about May 1, 2012.

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

Borrowings under the Credit Facility bear interest at one of two rates as may be elected by the Company. Borrowings bear interest at:

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that Forest will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time.

Under certain conditions, amounts outstanding under the Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Forest or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility. Subject to notice and cure periods, certain events of default under the Credit Facility will result in acceleration of the indebtedness under the Credit Facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.

The Credit Facility is collateralized by Forest’s assets. Under the Credit Facility, Forest is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of Forest and its U.S. subsidiaries. Forest is required to pledge, and has pledged, the stock of certain subsidiaries to secure the Credit Facility.  If Forest’s corporate credit rating by Moody’s and S&P meet pre-established levels, the security requirements would cease to apply and, at Forest’s request, the banks would release their liens and security interest on Forest’s properties.

Of the $1.5 billion total nominal amount under the Credit Facility, JPMorgan and eleven other banks hold approximately 68% of the total commitments, with each of these twelve lenders holding an equal share. With respect to the other 32% of the total commitments, no single lender holds more than 3.3% of the total commitments.

At September 30, 2011, there were no borrowings and $2.1 million in letters of credit outstanding under the Credit Facility.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States and Canada. Upon the spin-off of Lone Pine on September 30, 2011, the Company no longer has any operations in Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2011 and 2010, Forest’s continuing operations capitalized $15.8 million and $10.5 million of general and administrative costs (including stock-based compensation), respectively. During the nine months ended September 30, 2011 and 2010, Forest’s continuing operations capitalized $37.9 million and $31.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended September 30, 2011 and 2010, Forest’s continuing operations capitalized $3.0 million and $2.8 million, respectively, of interest costs attributed to unproved properties. During the nine months ended September 30, 2011 and 2010, Forest’s continuing operations capitalized $7.5 million and $8.4 million, respectively, of interest costs attributed to unproved properties.

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

(6) INCOME TAXES

A reconciliation of income tax computed by applying the United States statutory federal income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Federal income tax at 35% of earnings from continuing operations before income taxes	$32,958	$31,459	$54,507	$102,551
State income taxes, net of federal income tax benefits	1,107	1,004	1,830	3,274
Canadian dividend tax, net of U.S. tax benefit	—	—	18,460	—
Effect of federal, state, and foreign tax on permanent items	1,397	1,039	2,243	3,271
Other	(906)	811	(100)	142
Total income tax	$34,556	$34,313	$76,940	$109,238

(7) FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are set forth in the table below.

Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$64,062
Interest rate	23,436
Total assets	$87,498
Liabilities:
Derivative instruments(2):
Commodity	$14,950
Interest rate	—
Total liabilities	$14,950
____________________________________________

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

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Cash and cash equivalents	$270,089	$270,089	$217,569	$217,569
Derivative instruments	87,498	87,498	68,426	68,426
Liabilities:
Derivative instruments	14,950	14,950	36,413	36,413
8% Senior Notes due 2011	285,497	288,563	287,092	300,658
7% Senior Subordinated Notes due 2013	12	12	12	12
8½% Senior Notes due 2014	586,144	636,000	581,790	660,000
7¼% Senior Notes due 2019	1,000,435	975,500	1,000,478	1,022,670
____________________________________________

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

The table below sets forth Forest’s outstanding commodity swaps and costless collars as of September 30, 2011.

Commodity Swaps and Collars
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)			NGLs (OPIS Refined Products)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl		Barrels Per Day	Weighted Average Hedged Price per Bbl
Swaps:
Oct 2011 - Dec 2011	150	$5.48	1,000	$85.00		5,000	$38.15
Calendar 2012(1)	105	5.30	—	—		2,000	45.22
Collars:
Oct 2011 - Dec 2011	—	—	3,000	75.00/90.20	(2)	—	—
____________________________________________

(1)
Subsequent to September 30, 2011, Forest entered into derivative agreements for the period April 2012 - December 2012 subjecting 30 Bbtu per day of the 2012 gas swaps to a written put of $3.57 and a $4.00 to $4.50 call spread whereby Forest receives $5.30 except as follows: Forest receives (i) NYMEX HH plus $1.73 when NYMEX HH is $3.57 or below; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above.

(2)	Represents the weighted average hedged floor and ceiling price per Bbl.

In connection with several natural gas swaps Forest has entered into, Forest granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas swaps. The table below sets forth the outstanding options as of September 30, 2011 (as of November 2, 2011, none of the swaptions in the table have been exercised by the counterparties).

Commodity Options
			Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	3,000	90.00
Oil Swaptions	December 2012	Calendar 2013	—	—	2,000	120.00
Oil Call Option	Monthly in 2011	Monthly 2011	—	—	1,000	90.00

Interest Rate Derivatives

Forest periodically enters into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest’s outstanding fixed-to-floating interest rate swaps as of September 30, 2011.

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
October 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	September 30, 2011	December 31, 2010
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$56,390	$49,415
Derivative instruments	7,672	—
Interest rate derivatives:
Current assets: derivative instruments	10,336	10,767
Derivative instruments	13,100	8,244
Total assets	87,498	68,426
Liabilities:
Commodity derivatives:
Current liabilities: derivative instruments	13,101	36,413
Derivative instruments	1,849	—
Total liabilities	14,950	36,413
Net derivative fair value	$72,548	$32,013

The table below summarizes the amount of derivative instrument gains and losses of continuing operations reported in the Condensed Consolidated Statements of Operations as “Realized and unrealized gains on derivative instruments, net,” for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Commodity derivatives:
Realized gains	$(8,639)	$(27,153)	$(21,478)	$(64,816)
Unrealized gains	(51,886)	(21,222)	(36,113)	(75,839)
Interest rate derivatives:
Realized gains	(2,774)	(2,912)	(8,616)	(9,743)
Unrealized gains	(2,662)	(7,869)	(4,425)	(27,000)
Realized and unrealized gains on derivative instruments, net	$(65,961)	$(59,156)	$(70,632)	$(177,398)

Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of September 30, 2011, all of the derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility.  The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility.

The ISDA Master Agreements and Schedules contain cross-default provisions whereby a default under the Credit Facility will also cause a default under the derivative agreements. Such events of default include non-payment, breach of warranty, non-performance of financial covenant, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Forest or certain of its U.S. subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility. None of these events of default is specifically credit-related, but some could arise if there were a general deterioration of Forest’s credit. The ISDA Master Agreements and Schedules contain a further credit-related termination event that would occur if Forest were to merge with another entity and the creditworthiness of the resulting entity was materially weaker than that of Forest.

The derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $73.5 million at September 30, 2011. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At September 30, 2011, Forest owed a net derivative liability to one counterparty, the fair value of which was $1.0 million. In the absence of netting provisions, at September 30, 2011, Forest would be exposed to a risk of loss of $87.5 million under its derivative agreements and Forest’s derivative counterparties would be exposed to a risk of loss of $15.0 million.

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

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” of continuing operations in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(In Thousands)
Accretion of asset retirement obligations	$1,539		$1,442		$4,496		$4,667
Legal proceeding settlement	—		—		6,500		—
Gain on debt extinguishment, net	—	—	—	—	—	—	(4,576)
Other, net	(1,716)		957		1,284		4,101
	$(177)		$2,399		$12,280		$4,192

(10) DISCONTINUED OPERATIONS

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine, which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  In May 2011, as part of a corporate restructuring in anticipation of Lone Pine’s initial public offering, Lone Pine Resources Canada Ltd. (“LPR Canada”), Forest’s former Canadian subsidiary, declared a stock dividend to Forest immediately before Forest’s contribution of LPR Canada to Lone Pine, with such stock dividend resulting in Forest incurring a dividend tax payable to Canadian federal tax authorities of $28.9 million, which Forest paid in June 2011. This dividend tax is classified within “Income tax” on the Condensed Consolidated Statement of Operations. On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of its common stock at a price of $13.00 per share ($12.22 per share net of underwriting discounts and commissions).  Upon completion of the offering, Forest retained controlling interest in Lone Pine, owning approximately 82% of the outstanding shares of Lone Pine’s common stock.  The net proceeds from the offering received by Lone Pine, after deducting underwriting discounts and commissions and offering expenses, were $178.2 million.  Lone Pine used the net proceeds to pay $29.2 million to Forest as partial consideration for Forest’s contribution to Lone Pine of Forest’s direct and indirect interest in its Canadian operations.  Additionally, Lone Pine used the remaining net proceeds and borrowings under Lone Pine’s credit facility to repay Lone Pine’s outstanding indebtedness owed to Forest, consisting of a note payable, intercompany advances, and accrued interest, of $400.5 million.  Forest completed the spin-off of the remaining shares of Lone Pine held by Forest on September 30, 2011, in the form of a pro rata common stock dividend to all Forest shareholders of record as of the close of business on September 16, 2011 (the “Record Date”). Forest shareholders received 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held as of the close of business on the Record Date.

The table below sets forth the effects of changes in Forest’s ownership interest in Lone Pine on Forest’s equity.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In Thousands)
Net earnings attributable to Forest Oil Corporation	$82,795	$118,375
Transfers from (to) the noncontrolling interest:
Increase in Forest Oil Corporation’s capital surplus for sale of 15 million Lone Pine Resources Inc. common shares	(269)	112,610
Decrease in Forest Oil Corporation’s capital surplus for spin-off of 70 million Lone Pine Resources Inc. common shares	(333,568)	(333,568)
Change from net earnings attributable to Forest Oil Corporation and transfers from (to) noncontrolling interest	$(251,042)	$(102,583)

Since Lone Pine was a component of Forest with operations and cash flows clearly distinguishable both operationally and for financial reporting purposes from those of Forest, and because Lone Pine’s operations and cash flows have been eliminated from the ongoing operations of Forest and Forest will not have any significant continuing involvement in the operations of Lone Pine, Forest has presented Lone Pine’s results of operations as discontinued operations in the Condensed Consolidated Statements of Operations for the periods presented. Additionally, Forest has separately presented Lone Pine’s assets and liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2010. Lone Pine’s assets and liabilities are not presented in Forest’s Condensed Consolidated Balance Sheet as of September 30, 2011 due to the spin-off occurring on that date.

The table below presents the major classes of assets and liabilities included in the discontinued operations classifications within the Condensed Consolidated Balance Sheet as of December 31, 2010.

December 31, 2010
(In Thousands)

Cash	$576
Accounts receivable	33,405
Other current assets	16,161
Current assets of discontinued operations	$50,142

Net property and equipment	$645,405
Goodwill	17,422
Other assets	2,222
Long-term assets of discontinued operations	$665,049

Accounts payable and accrued liabilities	$42,202
Other current liabilities	3,445
Current liabilities of discontinued operations	$45,647

Deferred income taxes	$57,560
Asset retirement obligations	13,741
Other long-term liabilities	3,172
Long-term liabilities of discontinued operations	$74,473

The table below presents the major components of earnings from discontinued operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
	(Unaudited)
Total revenues	$50,298	$35,193	$137,834	$110,864
Direct operating expenses	13,902	10,108	40,350	27,885
General and administrative	3,255	1,694	8,846	5,525
Depreciation, depletion, and amortization	20,799	15,875	60,780	45,516
Interest expense	3,000	82	3,866	274
Realized and unrealized gains on derivative instruments, net	(28,498)	—	(33,628)	—
Other, net	235	(9,026)	(4,053)	(4,561)
Earnings from discontinued operations before tax	37,605	16,460	61,673	36,225
Income tax	9,497	3,120	17,104	8,664
Earnings from discontinued operations, net of tax	$28,108	$13,340	$44,569	$27,561

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 8% senior notes due 2011, 8½% senior notes due 2014, and 7¼% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation, a wholly-owned subsidiary of Forest (the “Subsidiary Guarantor”). Forest’s remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2011					December 31, 2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$269,385	$—	$704	$—	$270,089	$216,580	$3	$986	$—	$217,569
Accounts receivable	37,856	33,870	2,003	(1,090)	72,639	50,024	50,211	2,886	(796)	102,325
Note receivable from subsidiary	—	—	—	—	—	250,183	—	—	(250,183)	—
Other current assets	110,598	312	584	—	111,494	110,766	755	126	—	111,647
Current assets of discontinued operations	—	—	—	—	—	—	—	50,142	—	50,142
Total current assets	417,839	34,182	3,291	(1,090)	454,222	627,553	50,969	54,140	(250,979)	481,683
Property and equipment, at cost	7,832,778	1,289,951	270,519	—	9,393,248	7,403,398	1,198,138	199,181	—	8,800,717
Less accumulated depreciation, depletion, and amortization	5,733,765	1,087,840	64,256	—	6,885,861	5,618,604	1,049,647	62,193	—	6,730,444
Net property and equipment	2,099,013	202,111	206,263	—	2,507,387	1,784,794	148,491	136,988	—	2,070,273
Investment in subsidiaries	148,335	—	—	(148,335)	—	436,772	—	—	(436,772)	—
Goodwill	216,460	22,960	—	—	239,420	216,460	22,960	—	—	239,420
Due from (to) parent and subsidiaries	209,372	39,071	(248,443)	—	—	188,925	(13,388)	(175,537)	—	—
Deferred income taxes	310,453	—	23,967	(97,862)	236,558	330,309	—	21,654	(67,942)	284,021
Other assets	60,512	6	—	—	60,518	44,936	6	—	—	44,942
Long-term assets of discontinued operations	—	—	—	—	—	—	—	665,049	—	665,049
	$3,461,984	$298,330	$(14,922)	$(247,287)	$3,498,105	$3,629,749	$209,038	$702,294	$(755,693)	$3,785,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,249	$5,284	$5,816	$(1,090)	$224,259	$204,295	$2,189	$4,310	$(796)	$209,998
Current portion of long-term-debt	285,497	—	—	—	285,497	287,092	—	—	—	287,092
Other current liabilities	78,151	53	6,271	—	84,475	80,328	36	6,273	—	86,637
Current liabilities of discontinued operations	—	—	—	—	—	—	—	295,830	(250,183)	45,647
Total current liabilities	577,897	5,337	12,087	(1,090)	594,231	571,715	2,225	306,413	(250,979)	629,374
Long-term debt	1,586,591	—	—	—	1,586,591	1,582,280	—	—	—	1,582,280
Other liabilities	122,805	2,436	17,351	—	142,592	122,390	2,119	21,965	—	146,474
Deferred income taxes	—	97,862	—	(97,862)	—	577	67,365	—	(67,942)	—
Long-term liabilities of discontinued operations	—	—	—	—	—	—	—	74,473	—	74,473
Total liabilities	2,287,293	105,635	29,438	(98,952)	2,323,414	2,276,962	71,709	402,851	(318,921)	2,432,601
Shareholders’ equity	1,174,691	192,695	(44,360)	(148,335)	1,174,691	1,352,787	137,329	299,443	(436,772)	1,352,787
	$3,461,984	$298,330	$(14,922)	$(247,287)	$3,498,105	$3,629,749	$209,038	$702,294	$(755,693)	$3,785,388

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2011					2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$128,849	$44,529	$634	$—	$174,012	$114,416	$60,044	$531	$—	$174,991
Interest and other	348	76	—	(315)	109	1,197	10	—	(1,004)	203
Equity earnings in subsidiaries	39,093	—	—	(39,093)	—	42,876	—	—	(42,876)	—
Total revenues	168,290	44,605	634	(39,408)	174,121	158,489	60,054	531	(43,880)	175,194
Costs, expenses, and other:
Lease operating expenses	20,218	3,161	101	—	23,480	21,271	2,222	109	—	23,602
Other direct operating costs	11,816	(735)	42	—	11,123	12,037	4,405	(389)	—	16,053
General and administrative	18,672	881	389	—	19,942	15,233	604	476	—	16,313
Depreciation, depletion, and amortization	40,675	13,251	397	—	54,323	32,692	15,760	410	—	48,862
Interest expense	37,225	(159)	474	(315)	37,225	37,238	230	773	(1,004)	37,237
Realized and unrealized (gains) losses on derivative instruments, net	(73,757)	7,780	16	—	(65,961)	(47,022)	(12,022)	(112)	—	(59,156)
Other, net	(1,895)	186	1,532	—	(177)	1,750	(580)	1,229	—	2,399
Total costs, expenses, and other	52,954	24,365	2,951	(315)	79,955	73,199	10,619	2,496	(1,004)	85,310
Earnings (loss) from continuing operations before income taxes	115,336	20,240	(2,317)	(39,093)	94,166	85,290	49,435	(1,965)	(42,876)	89,884
Income tax	27,618	7,825	(887)	—	34,556	16,379	18,679	(745)	—	34,313
Net earnings (loss) from continuing operations	87,718	12,415	(1,430)	(39,093)	59,610	68,911	30,756	(1,220)	(42,876)	55,571
Earnings from discontinued operations, net of tax	—	—	28,108	—	28,108	—	—	13,340	—	13,340
Net earnings	87,718	12,415	26,678	(39,093)	87,718	68,911	30,756	12,120	(42,876)	68,911
Less: net earnings attributable to noncontrolling interest	—	—	4,923	—	4,923	—	—	—	—	—
Net earnings attributable to Forest Oil Corporation	$87,718	$12,415	$21,755	$(39,093)	$82,795	$68,911	$30,756	$12,120	$(42,876)	$68,911

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2011					2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$382,211	$142,775	$1,929	$—	$526,915	$373,620	$153,539	$1,853	$—	$529,012
Interest and other	1,696	138	—	(895)	939	3,964	19	—	(3,512)	471
Equity earnings in subsidiaries	90,828	—	—	(90,828)	—	104,214	—	—	(104,214)	—
Total revenues	474,735	142,913	1,929	(91,723)	527,854	481,798	153,558	1,853	(107,726)	529,483
Costs, expenses, and other:
Lease operating expenses	60,487	9,789	317	—	70,593	61,388	7,848	313	—	69,549
Other direct operating costs	37,160	5,188	102	—	42,450	35,155	10,634	(1,142)	—	44,647
General and administrative	45,726	2,094	1,302	—	49,122	45,840	1,767	1,409	—	49,016
Depreciation, depletion, and amortization	115,738	38,193	1,296	—	155,227	96,182	36,665	1,132	—	133,979
Interest expense	113,081	(351)	1,246	(895)	113,081	112,494	1,308	2,204	(3,512)	112,494
Realized and unrealized (gains) losses on derivative instruments, net	(77,929)	7,282	15	—	(70,632)	(145,083)	(31,963)	(352)	—	(177,398)
Other, net	8,354	165	3,761	—	12,280	720	(548)	4,020	—	4,192
Total costs, expenses, and other	302,617	62,360	8,039	(895)	372,121	206,696	25,711	7,584	(3,512)	236,479
Earnings (loss) from continuing operations before income taxes	172,118	80,553	(6,110)	(90,828)	155,733	275,102	127,847	(5,731)	(104,214)	293,004
Income tax	48,756	30,497	(2,313)	—	76,940	63,775	47,597	(2,134)	—	109,238
Net earnings (loss) from continuing operations	123,362	50,056	(3,797)	(90,828)	78,793	211,327	80,250	(3,597)	(104,214)	183,766
Earnings from discontinued operations, net of tax	—	—	44,569	—	44,569	—	—	27,561	—	27,561
Net earnings	123,362	50,056	40,772	(90,828)	123,362	211,327	80,250	23,964	(104,214)	211,327
Less: net earnings attributable to noncontrolling interest	—	—	4,987	—	4,987	—	—	—	—	—
Net earnings attributable to Forest Oil Corporation	$123,362	$50,056	$35,785	$(90,828)	$118,375	$211,327	$80,250	$23,964	$(104,214)	$211,327

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2011				2010
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings	$32,534	$50,056	$40,772	$123,362	$107,113	$80,250	$23,964	$211,327
Less: earnings from discontinued operations, net of tax	—	—	44,569	44,569	—	—	27,561	27,561
Net earnings (loss) from continuing operations	32,534	50,056	(3,797)	78,793	107,113	80,250	(3,597)	183,766
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation, depletion, and amortization	115,738	38,193	1,296	155,227	96,182	36,665	1,132	133,979
Unrealized (gains) losses on derivative instruments, net	(45,114)	4,566	10	(40,538)	(85,415)	(17,234)	(190)	(102,839)
Deferred income tax	18,540	30,497	(2,313)	46,724	75,864	47,597	(2,134)	121,327
Other, net	30,067	243	(1,882)	28,428	21,261	187	(2,412)	19,036
Changes in operating assets and liabilities:
Accounts receivable	12,168	16,341	1,177	29,686	43,774	(19,293)	(747)	23,734
Other current assets	6,712	443	1,063	8,218	9,183	26	1,267	10,476
Accounts payable and accrued liabilities	(7,118)	787	1,235	(5,096)	(60,479)	(2,384)	949	(61,914)
Accrued interest and other current liabilities	3,420	(122)	679	3,977	(4,765)	(48)	9,947	5,134
Net cash provided (used) by operating activities of continuing operations	166,947	141,004	(2,532)	305,419	202,718	125,766	4,215	332,699
Investing activities:
Capital expenditures for property and equipment	(501,688)	(89,477)	(70,104)	(661,269)	(333,616)	(102,712)	(7,081)	(443,409)
Proceeds from sales of assets	120,949	—	7	120,956	126,596	1,489	503	128,588
Net cash used by investing activities of continuing operations	(380,739)	(89,477)	(70,097)	(540,313)	(207,020)	(101,223)	(6,578)	(314,821)
Financing activities:
Redemption of notes	—	—	—	—	(151,938)	—	—	(151,938)
Change in bank overdrafts	(20,979)	185	134	(20,660)	14,902	(997)	(193)	13,712
Net activity in investments from subsidiaries	299,883	(51,715)	(248,168)	—	(72,969)	(23,925)	96,894	—
Other, net	(12,307)	—	—	(12,307)	(556)	—	—	(556)
Net cash provided (used) by financing activities of continuing operations	266,597	(51,530)	(248,034)	(32,967)	(210,561)	(24,922)	96,701	(138,782)
Cash flows from discontinued operations:
Operating cash flows	—	—	101,292	101,292	—	—	65,608	65,608
Investing cash flows	—	—	(255,470)	(255,470)	—	—	(160,097)	(160,097)
Financing cash flows	—	—	478,324	478,324	—	—	107	107
Net cash provided (used) by discontinued operations	—	—	324,146	324,146	—	—	(94,382)	(94,382)
Effect of exchange rate changes on cash	—	—	(3,476)	(3,476)	—	—	(336)	(336)
Net increase (decrease) in cash and cash equivalents	52,805	(3)	7	52,809	(214,863)	(379)	(380)	(215,622)
Net (increase) decrease in cash and cash equivalents of discontinued operations	—	—	(289)	(289)	—	—	25	25
Net increase (decrease) in cash and cash equivalents of continuing operations	52,805	(3)	(282)	52,520	(214,863)	(379)	(355)	(215,597)
Cash and cash equivalents of continuing operations at beginning of period	216,580	3	986	217,569	456,978	379	918	458,275
Cash and cash equivalents of continuing operations at end of period	$269,385	$—	$704	$270,089	$242,115	$—	$563	$242,678

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income (“ASU 2011-05”), which provides amendments that will result in more converged guidance on how comprehensive income is presented under U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires an entity to present items of net income, items of other comprehensive income, and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this authoritative guidance will not have an impact on Forest’s financial position or results of operations, but will require Forest to present the statements of comprehensive income separately from its statements of equity, as these statements are currently presented on a combined basis.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information under the heading “Forward-Looking Statements” below, and the information included or incorporated by reference in Forest’s 2010 Annual Report on Form 10-K under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids primarily in the United States. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Our total estimated proved reserves related to our continuing operations as of December 31, 2010 were approximately 1,868 Bcfe of which 97% were in the United States and 3% were in Italy. Approximately 80% of our estimated proved reserves related to our continuing operations were natural gas as of December 31, 2010. Having spun-off our Canadian operations on September 30, 2011, we currently conduct our operations in one material geographical segment: the United States. We also have oil and gas exploration activities in Italy and South Africa. Our core operational areas are in the Texas Panhandle, the Eagle Ford Shale in South Texas, and the East Texas / North Louisiana area.

RECENT DEVELOPMENTS

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders. The offering occurred in June 2011, with Forest retaining approximately 82% of the outstanding shares of Lone Pine common stock.  Lone Pine used the net proceeds from the offering, along with borrowings under its credit facility, to pay approximately $29 million to Forest, as partial consideration for the contribution to Lone Pine of Forest’s interests in the Canadian operations, and to repay an intercompany note and intercompany advances and accrued interest of approximately $401 million.  The spin-off of the remaining shares of Lone Pine held by Forest was completed on September 30, 2011. Lone Pine’s total estimated proved reserves as of December 31, 2010 were approximately 376 Bcfe, of which approximately 71% were natural gas. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for all periods presented.

Following the spin-off, Forest has altered its operating strategy, with the intent of achieving steady growth while maintaining debt at its current levels. Forest believes this can be achieved by focusing capital expenditures primarily on developing Forest’s assets located in the Texas Panhandle, Eagle Ford Shale in South Texas, and in the East Texas / North Louisiana area. In addition, our growth may be supplemented from time to time through opportunistic acquisitions in our core areas of operation.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings from continuing operations (in thousands)	$59,610	$55,571	$78,793	$183,766
Diluted earnings per common share from continuing operations	$.52	$.49	$.69	$1.62
Adjusted EBITDA from continuing operations (in thousands)(1)	$142,437	$152,781	$412,308	$450,294
____________________________________________

(1)
In addition to reporting net earnings from continuing operations as defined under generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA from continuing operations, which is a non-GAAP performance measure. See “—Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA from continuing operations to reported net earnings from continuing operations, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net earnings from continuing operations decreased $105 million to $79 million in the first nine months of 2011, compared to net earnings from continuing operations of $184 million in the first nine months of 2010, primarily due to a decrease in realized and unrealized gains on derivative instruments of $107 million.  Realized and unrealized gains on derivative instruments of $71 million were recorded in the first nine months of 2011, compared to realized and unrealized gains on derivative instruments of $177 million recorded in the first nine months of 2010.

Adjusted EBITDA is a performance measure that we use to evaluate our operations that excludes the impact of certain non-cash items such as fair value adjustments on derivative instruments.  Adjusted EBITDA decreased $10 million to $142 million in the third quarter of 2011 from $153 million in the third quarter of 2010, due primarily to a decrease in realized gains on derivatives of $19 million offset by a decrease in production costs of $5 million. Adjusted EBITDA decreased $38 million to $412 million in the first nine months of 2011 from $450 million in first nine months of 2010, due primarily to a decrease in realized gains on derivatives of $44 million.

Management’s analysis of the individual components of the changes in our quarterly and year-to-date results follows.

Oil and Natural Gas Volumes and Revenues

Oil, natural gas, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices from continuing operations for the three and nine months ended September 30, 2011 and 2010 are set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales volumes:
Natural gas (MMcf)	21,774	25,687	66,600	75,791
Oil (MBbls)	638	597	1,748	1,734
NGL (MBbls)	689	971	2,309	2,503
Totals (MMcfe)	29,736	35,095	90,942	101,213
Revenues (in thousands):
Natural gas	$84,158	$101,268	$258,700	$317,114
Oil	58,610	44,071	167,189	128,746
NGL	31,244	29,652	101,026	83,152
Totals	$174,012	$174,991	$526,915	$529,012
Average sales price per unit:
Natural gas ($/Mcf)	$3.87	$3.94	$3.88	$4.18
Oil ($/Bbl)	91.87	73.82	95.65	74.25
NGL ($/Bbl)	45.35	30.54	43.75	33.22
Totals ($/Mcfe)	$5.85	$4.99	$5.79	$5.23

Our reported oil, natural gas, and NGL sales volumes from continuing operations in the third quarter and the first nine months of 2011 decreased 15% and 10%, respectively, compared to the third quarter and first nine months of 2010. Sales volumes in both the three and nine month periods in 2011 were negatively impacted by decreased initial production rates and production downtime in the Texas Panhandle resulting from third-party pipeline and plant performance. Oil and NGL sales volumes as a percentage of total sales volumes increased 2% to 27% for the nine month period ended September 30, 2011, as compared to the corresponding prior year period. Oil and natural gas revenues were $174 million in the third quarter 2011 compared to $175 million in the third quarter 2010. Oil and natural gas revenues were $527 million in the first nine months of 2011 compared to $529 million in the first nine months of 2010. Oil and natural gas revenues were consistent between the comparable three and nine month periods as the decreases in sales volumes discussed above were offset by a 17% and 11% increase in the average realized sales price per Mcfe between the comparable three and nine month periods, respectively.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments as we have elected not to designate our derivative instruments as cash flow hedges. See—“Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of oil and gas production expense from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$23,480	$23,602	$70,593	$69,549
Production and property taxes	7,926	12,751	32,187	35,419
Transportation and processing costs	3,197	3,302	10,263	9,228
Production expense	$34,603	$39,655	$113,043	$114,196
Production expense per Mcfe:
Lease operating expenses	$.79	$.67	$.78	$.69
Production and property taxes	.27	.36	.35	.35
Transportation and processing costs	.11	.09	.11	.09
Production expense per Mcfe	$1.16	$1.13	$1.24	$1.13

Lease Operating Expenses

Lease operating expenses in the third quarter of 2011 were $23 million, or $.79 per Mcfe, compared to $24 million, or $.67 per Mcfe, in the third quarter of 2010. Lease operating expenses in the first nine months of 2011 were $71 million, or $.78 per Mcfe, compared to $70 million, or $.69 per Mcfe, in the first nine months of 2010. The $.12 per Mcfe and $.09 per Mcfe increases in lease operating expenses between the comparable three and nine month periods, respectively, were primarily due to an increase in water handling costs and decreased sales volumes.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGL sold, were 4.6% and 7.3% of oil, natural gas, and NGL sales for the three months ended September 30, 2011 and 2010, respectively, and 6.1% and 6.7% for the nine months ended September 30, 2011 and 2010, respectively. Normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes. The decrease in production and property taxes to 4.6% of sales in the third quarter of 2011 from 7.3% in the third quarter of 2010 was primarily due to a $4 million increase in severance tax refunds approved by the state of Texas between the two comparable periods.

Transportation and Processing Costs

Transportation and processing costs in the third quarter of 2011 were $3 million, or $.11 per Mcfe, compared to $3 million, or $.09 per Mcfe, in the third quarter of 2010. Transportation and processing costs in the first nine months of 2011 were $10 million, or $.11 per Mcfe, compared to $9 million, or $.09 per Mcfe, in the first nine months of 2010.

General and Administrative Expense

The table below sets forth the components of general and administrative expense from continuing operations incurred during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Stock-based compensation costs	$15,999	$7,692	$28,938	$22,729
Other general and administrative costs	19,767	19,073	58,096	57,412
General and administrative costs capitalized	(15,824)	(10,452)	(37,912)	(31,125)
General and administrative expense	$19,942	$16,313	$49,122	$49,016

General and administrative expense in the third quarter of 2011 was $20 million compared to $16 million in the third quarter of 2010. General and administrative expense in the first nine months of 2011 was $49 million compared to $49 million in the first nine months of 2010.  During the third quarter of 2011, we recognized $12 million in stock-based compensation costs ($7 million of expense, net of capitalized amounts) due to the spin-off of Lone Pine, which caused the forfeiture restrictions to lapse on a portion of each outstanding restricted stock award, thus requiring the immediate recognition of compensation cost. See Note 3 to the Condensed Consolidated Financial Statements for more information on the impact of the spin-off of Lone Pine on our stock-based compensation costs. The percentage of general and administrative costs capitalized under the full cost method of accounting was consistent between the periods presented, ranging from 39% to 44%.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) from continuing operations in the third quarter of 2011 was $54 million, or $1.83 per Mcfe, compared to $49 million, or $1.39 per Mcfe, in the third quarter of 2010. For the nine months ended September 30, 2011, DD&A was $155 million, or $1.71 per Mcfe, compared to $134 million, or $1.32 per Mcfe, for the first nine months of 2010. The increase in DD&A in each period is primarily due to ceiling test write-downs (see Note 5 to the Condensed Consolidated Financial Statements for a description of the “ceiling test”) recorded as of December 31, 2008 and March 31, 2009 as well as the sale of our Permian Basin assets in the fourth quarter of 2009, both of which contributed to our reduced DD&A rate of $1.25 in the first quarter of 2010. Our depletion rate has steadily increased since the first quarter of 2010 as we have added proved oil and gas reserves to our depletable base at per-unit rates that have exceeded $1.25 per Mcfe.

Interest Expense

The table below sets forth interest expense from continuing operations incurred during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Interest costs	$40,269	$40,025	$120,590	$120,898
Interest costs capitalized	(3,044)	(2,788)	(7,509)	(8,404)
Interest expense	$37,225	$37,237	$113,081	$112,494

Interest expense in the third quarter of 2011 totaled $37 million compared to $37 million in the third quarter 2010. Interest expense was $113 million and $112 million for the nine months ended September 30, 2011 and 2010, respectively.  Average outstanding debt balances were consistent between periods, as were average interest rates, since our outstanding debt throughout the periods presented consisted of senior notes with fixed interest rates.

In order to effectively reduce our concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of September 30, 2011, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million and $9 million during the three and nine month periods ended September 30, 2011, respectively, and $3 million and $9 million during the three and nine month periods ended September 30,

2010, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction in interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

Realized and Unrealized Gains and Losses on Derivative Instruments

The table below sets forth realized and unrealized gains and losses on derivatives from continuing operations recognized under “Costs, expenses, and other” in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$1,335	$41	$9,867	$1,306
Natural gas	(17,708)	(27,194)	(51,582)	(66,122)
NGL	7,734	—	20,237	—
Interest	(2,774)	(2,912)	(8,616)	(9,743)
Subtotal realized gains on derivatives, net	(11,413)	(30,065)	(30,094)	(74,559)
Unrealized (gains) losses on derivatives, net:
Oil	(23,696)	7,302	(22,751)	430
Natural gas	(20,726)	(30,453)	(13,441)	(78,198)
NGL	(7,464)	1,929	79	1,929
Interest	(2,662)	(7,869)	(4,425)	(27,000)
Subtotal unrealized gains on derivatives, net	(54,548)	(29,091)	(40,538)	(102,839)
Realized and unrealized gains on derivatives, net	$(65,961)	$(59,156)	$(70,632)	$(177,398)

Other, Net

The table below sets forth the components of “Other, net” from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Accretion of asset retirement obligations	$1,539	$1,442	$4,496	$4,667
Legal proceeding settlement	—	—	6,500	—
Gain on debt extinguishment, net	—	—	—	(4,576)
Other, net	(1,716)	957	1,284	4,101
	$(177)	$2,399	$12,280	$4,192

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

Legal Proceeding Settlement

During the second quarter of 2011, Forest settled litigation relating to the 2007 sale of its Alaska assets to Pacific Energy Resources, Ltd., which included claims in excess of $250 million. The plaintiffs released Forest from all claims and agreed to dismiss the complaint against Forest in exchange for a $7 million payment from Forest.

Gain on Debt Extinguishment
The net gain on debt extinguishment for the nine months ended September 30, 2010 includes the net gain related to the January 2010 redemption of all $150 million of our 7¾% senior notes due 2014 at 101.292% of par. A net gain was recognized due to the write-off, at the time the notes were redeemed, of unamortized deferred gains resulting from the previous termination of interest rate swaps related to these senior notes. This gain was partially offset by the $2 million redemption premium paid to redeem the notes. See Note 4 to the Condensed Consolidated Financial Statements for more information on our debt.

Current and Deferred Income Tax

The table below sets forth the components of income tax and effective tax rates related to continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Percentages)
Current income tax	$1,172	$(16,814)	$30,216	$(12,089)
Deferred income tax	33,384	51,127	46,724	121,327
Total income tax	$34,556	$34,313	$76,940	$109,238
Effective tax rate	37%	38%	49%	37%

Our effective tax rate generally approximates 37% to 38%. Our effective income tax rate was 37% and 49% for the three and nine months ended September 30, 2011, respectively, and 38% and 37% for the three and nine months ended September 30, 2010, respectively. Our effective tax rate was 49% for the nine months ended September 30, 2011 due to the Canadian dividend tax of $29 million which was incurred on a stock dividend declared and paid by our former Canadian subsidiary, Lone Pine Resources Canada Ltd. (“LPR Canada”), to Forest, as parent, immediately before Forest’s contribution of LPR Canada to Lone Pine in conjunction with Lone Pine’s initial public offering. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of income tax computed by applying the United States statutory federal income tax rates.

Discontinued Operations

The results of operations of Lone Pine are presented as discontinued operations in Forest’s Condensed Consolidated Statements of Operations due to the spin-off of Lone Pine on September 30, 2011, with prior periods’ results recast to conform with the discontinued operations presentation. The increase in earnings from discontinued operations, net of tax, during the three and nine month periods ended September 30, 2011 as compared to the corresponding 2010 periods was due to an increase in unrealized and realized gains on derivative instruments and revenues offset somewhat by increased expenses in the 2011 periods. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the components of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity. To fund large transactions, such as acquisitions and debt refinancing transactions, we have looked to the private and public capital markets as another source of financing and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil, natural gas, and NGL directly impact our level of cash flow generated from operations. For the nine months ended September 30, 2011, natural gas accounted for approximately 73% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market prices for oil and NGL. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of November 2, 2011, we had hedged, via commodity swaps and collar instruments, approximately 73 Bcfe of our total projected 2011 production and approximately 43 Bcfe of our total projected 2012 production, excluding outstanding commodity call options. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012. In the future, we may determine to increase or decrease our hedging positions. See Item 3—“Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts including commodity call options.

As noted above, the other primary source of liquidity is our credit facility, which had a borrowing base of $1.25 billion as of September 30, 2011. This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets, with the facility maturing in June 2016. See—“Bank Credit Facility” below for further details. As of September 30, 2011 and November 2, 2011, we had no amounts drawn and $2.1 million in outstanding letters of credit on our credit facility.

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

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and availability under our credit facility, will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations, including the redemption of our $285 million principal amount of senior notes that are due in December 2011. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, or otherwise, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations.

Bank Credit Facility

On June 30, 2011, we entered into the Third Amended and Restated Credit Facility with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Credit Facility”), consisting of a $1.5 billion credit facility maturing in June 2016. Subject to the agreement of us and the applicable lenders, the size of the Credit Facility may be increased by $300 million, to a total of $1.8 billion.

Our availability under the Credit Facility is governed by a borrowing base. As of September 30, 2011, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  The borrowing base was reaffirmed at $1.25 billion in October 2011 and the next scheduled redetermination of the borrowing base will occur on or about May 1, 2012.

The borrowing base is also subject to change in the event (i) we or our Restricted Subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that we or any of our Restricted Subsidiaries may issue to refinance then-existing senior notes, or (ii) we sell oil and natural gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. If the borrowing base is reduced to a level that is below our level of borrowing under the Credit Facility, we would be required to repay indebtedness in excess of the borrowing base in order to cover the deficiency.

Borrowings under the Credit Facility bear interest at one of two rates as may be elected by us. Borrowings bear interest at:

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that we will not permit our ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time.

Under certain conditions, amounts outstanding under the Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility. Subject to notice and cure periods, certain events of default under the Credit Facility will result in acceleration of the indebtedness under the Credit Facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.

The Credit Facility is collateralized by our assets. Under the Credit Facility, we are required to mortgage and grant a security interest in 75% of the present value of our and our U.S. subsidiaries’ proved oil and gas properties and related assets. We are required to pledge, and have pledged, the stock of certain subsidiaries to secure the Credit Facility.  If our corporate credit rating by Moody’s and S&P meet pre-established levels, the security requirements would cease to apply and, at our request, the banks would release their liens and security interest on our properties.

Of the $1.5 billion total nominal amount under the Credit Facility, JPMorgan and eleven other banks hold approximately 68% of the total commitments, with each of these twelve lenders holding an equal share. With respect to the other 32% of the total commitments, no single lender holds more than 3.3% of the total commitments.

Historical Cash Flow

Net cash provided by operating activities of continuing operations, net cash used by investing activities of continuing operations, and net cash used by financing activities of continuing operations for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities of continuing operations	$305,419	$332,699
Net cash used by investing activities of continuing operations	(540,313)	(314,821)
Net cash used by financing activities of continuing operations	(32,967)	(138,782)

Net cash provided by operating activities of continuing operations is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The decrease in net cash provided by operating activities of continuing operations in the nine months ended September 30, 2011, compared to the same period of 2010, was primarily due to decreased realized gains on derivative instruments of $44 million and increased current income tax expense due to the $29 million Canadian dividend tax paid in the second quarter of 2011 and due to the $17 million reduction in our 2009 federal income tax liability recorded in the third quarter of 2010, partially offset by a decreased investment in net operating assets (i.e., working capital) of $59 million.

The components of net cash used by investing activities of continuing operations for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In Thousands)
Exploration, development, acquisition, and leasehold costs(1)	$(656,894)	$(439,687)
Proceeds from sale of assets	120,956	128,588
Other fixed asset costs	(4,375)	(3,722)
Net cash used by investing activities of continuing operations	$(540,313)	$(314,821)
____________________________________________

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

Net cash used by investing activities of continuing operations is primarily comprised of expenditures for the acquisition, exploration, and development of oil and gas properties, net of proceeds from the dispositions of oil and gas properties and other capital assets. The increase in net cash used by investing activities of continuing operations in the nine months ended September 30, 2011, compared to the same period of 2010, was primarily due to increased exploration, development, and leasehold acquisition cost expenditures during the nine months ended September 30, 2011, as compared to the same period of 2010.

The decrease in net cash used by financing activities of continuing operations in the nine months ended September 30, 2011, was primarily due to the redemption of the 7¾% senior notes for $152 million that occurred in the nine months ended September 30, 2010. This decrease in net cash used by financing activities was partially offset by a $34 million change in bank overdrafts between the two periods and $8 million in debt issue costs paid in the nine months ended September 30, 2011 related to our new Credit Facility.

Capital Expenditures

Expenditures for property exploration, development, and acquisitions were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$481,901	$185,627	$667,528	$374,196	$136,429	$510,625
Proved property and leasehold acquisitions	182,147	91,212	273,359	66,892	37,713	104,605
Overhead capitalized	37,912	3,373	41,285	31,125	3,451	34,576
Interest capitalized	7,509	650	8,159	8,404	525	8,929
Total capital expenditures(1)	$709,469	$280,862	$990,331	$480,617	$178,118	$658,735
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $3 million and $(1) million recorded during the nine months ended September 30, 2011 and 2010, respectively, for continuing operations and $1 million and $(1) million recorded during the nine months ended September 30, 2011 and 2010, respectively, for discontinued operations.

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations and projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2010 Annual Report on Form 10-K and under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA from Continuing Operations

In addition to reporting net earnings from continuing operations as defined under GAAP, we also present adjusted earnings from continuing operations before interest, income taxes, depreciation, depletion, and amortization (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings from continuing operations before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized gains on derivative instruments and accretion of asset retirement obligations and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings from continuing operations (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, taxes, depreciation, depletion, amortization, and other items from earnings, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings, net earnings from continuing operations, and revenues to measure operating performance. The following table provides a reconciliation of net earnings from continuing operations, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings from continuing operations	$59,610	$55,571	$78,793	$183,766
Income tax expense	34,556	34,313	76,940	109,238
Unrealized gains on derivative instruments, net	(54,548)	(29,091)	(40,538)	(102,839)
Interest expense	37,225	37,237	113,081	112,494
Legal proceeding settlement	—	—	6,500	—
Gain on debt extinguishment, net	—	—	—	(4,576)
Accretion of asset retirement obligations	1,539	1,442	4,496	4,667
Depreciation, depletion, and amortization	54,323	48,862	155,227	133,979
Stock-based compensation	9,732	4,447	17,809	13,565
Adjusted EBITDA from continuing operations	$142,437	$152,781	$412,308	$450,294

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

Commodity Price Risk

We produce and sell natural gas, crude oil, and NGL in the United States. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in commodity prices, or to protect the economics of property acquisitions, we make use of a commodity hedging strategy. Under our hedging strategy, we enter into commodity swaps, collars, and other derivative instruments with counterparties who, in general, are participants in our Credit Facility. These arrangements, which are typically based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2011, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGL (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
October 2011 - December 2011	150	$5.48	$23,169	1,000	$85.00	$516	5,000	$38.15	$(7,098)
Calendar 2012(1)	105	5.30	39,830	—	—	—	2,000	45.22	(2,690)
 ____________________________________________

(1)
Subsequent to September 30, 2011, we entered into derivative agreements for the period April 2012 - December 2012 subjecting 30 Bbtu per day of the 2012 gas swaps to a written put of $3.57 and a $4.00 to $4.50 call spread whereby we receive $5.30 except as follows: we receive (i) NYMEX HH plus $1.73 when NYMEX HH is $3.57 or below; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above.

Collars

We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. As of September 30, 2011, we had entered into the following collars:

	Commodity Collars
	Oil (NYMEX WTI)
Remaining Collar Term	Barrels Per Day	Weighted Average Hedged Floor and Ceiling Price per Bbl	Fair Value (In Thousands)
October 2011 - December 2011	3,000	75.00/90.20	$546

Commodity Options

In connection with several natural gas swaps we have entered into, we granted option instruments (several commodity swaptions and one oil call option) to the natural gas swap counterparties in exchange for us receiving premium hedged prices on the gas swaps. The table below sets forth the outstanding options as of September 30, 2011 (as of November 2, 2011, none of the swaptions in the table have been exercised by the counterparties):

Commodity Options
			Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Instrument	Option Expiration	Underlying Swap Term	Underlying Swap Bbtu Per Day	Underlying Swap Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Swap Barrels Per Day	Underlying Swap Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions	December 2011	Calendar 2012	50	$5.28	$(146)	—	$—	$—
Oil Swaptions	December 2011	Calendar 2012	—	—	—	3,000	90.00	(3,337)
Oil Swaptions	December 2012	Calendar 2013	—	—	—	2,000	120.00	(1,551)
Oil Call Option	Monthly in 2011	Monthly in 2011	—	—	—	1,000	90.00	(127)

The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at September 30, 2011 was a net asset of approximately $49 million.

Interest Rate Risk

We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of September 30, 2011, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
October 2011 - February 2014	$500,000	1 month LIBOR + 5.89%	8.5%	$23,436

The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $23 million as of September 30, 2011.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of the derivative contracts of continuing operations during the nine months ended September 30, 2011, beginning with the fair value of our derivative contracts on December 31, 2010. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2011 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2010	$13,002	$19,011	$32,013
Net increase in fair value	57,588	13,041	70,629
Net contract gains realized	(21,478)	(8,616)	(30,094)
As of September 30, 2011	$49,112	$23,436	$72,548

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Forest’s debt obligations at September 30, 2011.

	2011	2013	2014	2019	Total
	(Dollar Amounts in Thousands)
Long-term debt:
Principal	$285,000	$12	$600,000	$1,000,000	$1,885,012
Fixed interest rate	8.00%	7.00%	8.50%	7.25%	7.76%
Effective interest rate(1)	7.25%	7.49%	9.47%	7.24%	7.95%
____________________________________________

(1)
The effective interest rates on the senior notes differ from the fixed interest rates due to the amortization of related discounts or premiums on the notes. The effective interest rate on the 8% senior notes due 2011 is further reduced from the fixed rate as a result of amortization of deferred gains related to the interest rate swaps terminated in 2002.

Foreign Currency Exchange Risk

We conduct business in Italy and South Africa, and thus are subject to foreign currency exchange rate risk on cash flows related primarily to expenses and investing transactions. We have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk. Expenditures incurred relative to the foreign concessions held by Forest outside of North America have been primarily United States dollar-denominated, as have cash proceeds related to property sales and farmout arrangements.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the officers who certify Forest’s financial reports and the Board of Directors.

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2011 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by Part II, Item I, of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011.

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

Item 1A.  RISK FACTORS

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”). Except as set forth below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.
Lone Pine did not assume any of the liabilities associated with our existing public debt, any of our pension liabilities, or certain corporate litigation matters, and we continue to bear all of the risk for these liabilities even though we have fewer assets following the spin-off of Lone Pine.

In the spin-off we did not require Lone Pine to assume any of our liabilities for our existing public debt, our pension obligations, or, except for those associated with Lone Pine’s predecessor, our litigation matters.  Moreover, Lone Pine did not provide us with indemnification for these liabilities, some of which may be significant.  We now will be required to service these obligations as a company with fewer assets and less revenue, which could have a negative impact on our business and results of operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the third quarter 2011. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2011	2,878	$23.45	—	—
August 2011	1,063	21.57	—	—
September 2011	1,488	19.17	—	—
Third Quarter Total	5,429	$21.91	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

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

10.1	Forest Oil Corporation 2011 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed August 16, 2011. (File No. 001-13515)

10.2
Second Amendment dated September 21, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed September 22, 2011 (File No. 001-13515)

10.3*	Form of Phantom Stock Unit Agreement (Cash Only Three Vesting Tranches) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________
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

FOREST OIL CORPORATION (Registrant)

November 8, 2011	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

/s/ VICTOR A. WIND
	By:	Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

(a)	Exhibits.

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

10.1	Forest Oil Corporation 2011 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed August 16, 2011. (File No. 001-13515)

10.2
Second Amendment dated September 21, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to Form 8-K of Forest Oil Corporation filed September 22, 2011 (File No. 001-13515)

10.3*	Form of Phantom Stock Unit Agreement (Cash Only Three Vesting Tranches) pursuant to the Forest Oil Corporation 2007 Stock Incentive Plan, as amended.

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________
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