Form 10-Q
period 2012-03-31
FOREST OIL CORP
filed 2012-05-02
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012 there were 117,768,821 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
March 31, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$877	$3,012
Accounts receivable	72,734	79,089
Derivative instruments	107,500	89,621
Other current assets	40,241	38,950
Total current assets	221,352	210,672
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,002,621 and $6,901,997	2,063,359	1,923,145
Unproved	666,382	675,995
Net oil and gas properties	2,729,741	2,599,140
Other property and equipment, net of accumulated depreciation and amortization of $49,574 and $47,989	52,470	51,976
Net property and equipment	2,782,211	2,651,116
Deferred income taxes	229,293	231,116
Goodwill	239,420	239,420
Derivative instruments	22,040	10,422
Other assets	36,958	38,405
	$3,531,274	$3,381,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$224,502	$247,880
Accrued interest	28,669	23,259
Derivative instruments	45,467	28,944
Deferred income taxes	19,667	20,172
Other current liabilities	46,005	20,582
Total current liabilities	364,310	340,837
Long-term debt	1,804,481	1,693,044
Asset retirement obligations	75,659	77,898
Derivative instruments	7,663	—
Other liabilities	76,757	76,259
Total liabilities	2,328,870	2,188,038
Shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 117,741,791 and 114,525,673 shares issued and outstanding	11,774	11,454
Capital surplus	2,528,451	2,486,994
Accumulated deficit	(1,319,736)	(1,287,063)
Accumulated other comprehensive loss	(18,085)	(18,272)
Total shareholders’ equity	1,202,404	1,193,113
	$3,531,274	$3,381,151

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Oil, natural gas, and natural gas liquids sales	$158,901	$166,310
Interest and other	32	552
Total revenues	158,933	166,862
Costs, expenses, and other:
Lease operating expenses	27,607	23,630
Production and property taxes	11,153	11,606
Transportation and processing costs	3,972	3,651
General and administrative	15,384	15,820
Depreciation, depletion, and amortization	66,970	48,544
Ceiling test write-down of natural gas properties	34,817	—
Interest expense	33,392	38,037
Realized and unrealized (gains) losses on derivative instruments, net	(29,524)	36,246
Other, net	26,920	3,622
Total costs, expenses, and other	190,691	181,156
Loss from continuing operations before income taxes	(31,758)	(14,294)
Income tax	915	(4,373)
Net loss from continuing operations	(32,673)	(9,921)
Net earnings from discontinued operations	—	6,591
Net loss	$(32,673)	$(3,330)

Basic earnings (loss) per common share:
Loss from continuing operations	$(.29)	$(.09)
Earnings from discontinued operations	—	.06
Basic loss per common share	$(.29)	$(.03)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(.29)	$(.09)
Earnings from discontinued operations	—	.06
Diluted loss per common share	$(.29)	$(.03)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(32,673)	$(3,330)
Other comprehensive income:
Foreign currency translation gains	—	7,926
Unfunded postretirement benefits, net of tax	187	289
Total other comprehensive income	187	8,215

Total comprehensive income (loss)	$(32,486)	$4,885

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2011	114,526	$11,454	$2,486,994	$(1,287,063)	$(18,272)	$1,193,113
Common stock issued for acquisition of unproved oil and natural gas properties	2,657	266	36,165	—	—	36,431
Employee stock purchase plan	35	3	356	—	—	359
Restricted stock issued, net of forfeitures	528	53	(53)	—	—	—
Amortization of stock-based compensation	—	—	5,115	—	—	5,115
Other, net	(4)	(2)	(126)	—	—	(128)
Net loss	—	—	—	(32,673)	—	(32,673)
Other comprehensive income	—	—	—	—	187	187
Balances at March 31, 2012	117,742	$11,774	$2,528,451	$(1,319,736)	$(18,085)	$1,202,404

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net loss	$(32,673)	$(3,330)
Less: net earnings from discontinued operations	—	6,591
Net loss from continuing operations	(32,673)	(9,921)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation, depletion, and amortization	66,970	48,544
Deferred income tax	1,133	(3,974)
Unrealized (gains) losses on derivative instruments, net	(5,312)	49,784
Ceiling test write-down of natural gas properties	34,817	—
Stock-based compensation expense	3,017	4,473
Accretion of asset retirement obligations	1,598	1,449
Other, net	2,356	1,858
Changes in operating assets and liabilities:
Accounts receivable	6,355	20,308
Other current assets	(424)	(166)
Accounts payable and accrued liabilities	(11,538)	(3,145)
Accrued interest and other current liabilities	27,260	10,488
Net cash provided by operating activities of continuing operations	93,559	119,698
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(187,122)	(168,166)
Other fixed assets	(2,512)	(1,875)
Proceeds from sales of assets	899	11,614
Net cash used by investing activities of continuing operations	(188,735)	(158,427)
Financing activities:
Proceeds from bank borrowings	202,000	—
Repayments of bank borrowings	(92,000)	—
Change in bank overdrafts	(17,284)	16,483
Other, net	325	384
Net cash provided by financing activities of continuing operations	93,041	16,867
Cash flows of discontinued operations:
Operating cash flows	—	26,253
Investing cash flows	—	(57,791)
Financing cash flows	—	(1,561)
Net cash used by discontinued operations	—	(33,099)
Effect of exchange rate changes on cash	—	124
Net decrease in cash and cash equivalents	(2,135)	(54,837)
Net increase in cash and cash equivalents of discontinued operations	—	(1,807)
Net decrease in cash and cash equivalents of continuing operations	(2,135)	(56,644)
Cash and cash equivalents of continuing operations at beginning of period	3,012	217,569
Cash and cash equivalents of continuing operations at end of period	$877	$160,925
Cash paid by continuing operations during the period for:
Interest (net of capitalized amounts)	$25,058	$24,279
Income taxes (net of refunded amounts)	(114)	53
Non-cash investing activities of continuing operations:
Increase in accrued capital expenditures	$5,444	$18,174
Increase in asset retirement costs	1,066	77
Common stock issued for acquisition of unproved oil and natural gas properties	36,431	—
 See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids (“NGLs”) primarily in the United States. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Forest holds assets in several exploration and producing areas in the United States and has exploratory and development interests in two other countries. On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which held Forest's ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest's shareholders, by means of a special stock dividend of Lone Pine common shares. Unless the context indicates otherwise, the terms “Forest,” the “Company,” “we,” “our,” and “us,” as used in this Quarterly Report on Form 10-Q, refer to Forest Oil Corporation and its subsidiaries.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries, all of which were wholly-owned during the periods presented. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2011. See Note 10 for more information regarding the results of operations of Lone Pine. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of Forest at March 31, 2012, and the results of its operations, its comprehensive income, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on our revenues and fair values of our derivative instruments.

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

The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil, natural gas, and natural gas liquids reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations, determining impairments of investments in unproved properties, valuing deferred tax assets and goodwill, and estimating fair values of financial instruments, including derivative instruments.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2012 financial statement presentation primarily due to presenting the results of operations of Lone Pine as discontinued operations.

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (“SEC”).

(2) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings (loss) per share is required to be used since Forest has participating securities. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest’s stock incentive plans have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest’s stock incentive plans also have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest’s stock incentive plans do not participate in dividends. Performance units issued under Forest’s stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units’ vesting period only after the performance units vest with common shares being earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest’s shareholder return over the performance units’ vesting period in relation to the shareholder returns of specified peers. See Note 3 for more information on Forest’s stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g., stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three months ended March 31, 2012 and 2011.

The following reconciles net earnings (loss) as reported in the Condensed Consolidated Statements of Operations to net earnings (loss) used for calculating basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended March 31,
	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings (loss)	$(32,673)	$—	$(32,673)	$(9,921)	$6,591	$(3,330)
Net earnings attributable to participating securities	—	—	—	—	—	—
Net earnings (loss) attributable to common stock for basic earnings per share	$(32,673)	$—	$(32,673)	$(9,921)	$6,591	$(3,330)
Adjustment for liability classified stock-based compensation awards	—	—	—	—	—	—
Net earnings (loss) for diluted earnings per share	$(32,673)	$—	$(32,673)	$(9,921)	$6,591	$(3,330)

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings (loss) per share	113,821	111,343
Dilutive effects of potential common shares	—	—
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings (loss) per share	113,821	111,343

(3) STOCK-BASED COMPENSATION

Equity Incentive Plans

Forest maintains the 2001 and 2007 Stock Incentive Plans (the “Plans”) under which qualified and non-qualified stock options, restricted stock, performance units, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth stock-based compensation of continuing operations for the three months ended March 31, 2012 and 2011, and the remaining unamortized amounts and weighted average amortization period as of March 31, 2012.

	Stock Options	Restricted Stock	Performance Units	Phantom Stock Units		Total(1)(2)
	(In Thousands)
Three months ended March 31, 2012:
Total stock-based compensation costs	$—	$3,776	$1,212	$933		$5,921
Less: stock-based compensation costs capitalized	—	(1,708)	(390)	(499)		(2,597)
Stock-based compensation costs expensed	$—	$2,068	$822	$434		$3,324
Unamortized stock-based compensation costs	$—	$23,703	$13,197	$9,091	(3)	$45,991
Weighted average amortization period remaining	—	2.1 years	2.1 years	1.7 years		2.0 years
Three months ended March 31, 2011:
Total stock-based compensation costs	$163	$6,369	$639	$588		$7,759
Less: stock-based compensation costs capitalized	(71)	(2,591)	(179)	(200)		(3,041)
Stock-based compensation costs expensed	$92	$3,778	$460	$388		$4,718
____________________________________________

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million of compensation cost was recognized in each of the three-month periods ended March 31, 2012 and 2011.

(2)
In addition to the compensation costs set forth in the table above, in June 2011 and March 2012 the Company granted cash-based long-term incentive awards under which a negligible amount of compensation cost was recognized during the three months ended March 31, 2012 due primarily to a reduction in Forest’s common stock price, and under which $.5 million remains as unamortized stock-based compensation costs at March 31, 2012.  The awards are comprised of time-based and performance-based components.  Under the time-based component, a cash payment will be made three years after the date of grant dependent on the change in the market value of Forest’s common stock during the three-year period, and under the performance-based component, a cash payment will be made three years after the date of grant dependent on the total shareholder return on Forest’s common stock in comparison to that of a peer group during the three-year period.

(3)	Based on the closing price of Forest’s common stock on March 31, 2012.

Stock Options

The following table summarizes stock option activity in the Plans for the three months ended March 31, 2012.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2012	1,766,587	$14.55	$2,731	1,766,587
Granted	—	—
Exercised	—	—	—
Cancelled	(6,776)	17.29
Outstanding at March 31, 2012	1,759,811	$14.54	$1,540	1,759,811
____________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the three months ended March 31, 2012.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(2)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2012	2,474,112	$24.00		655,120	$19.50		1,238,817	$14.32
Awarded	547,025	12.46		511,500	14.70		—	—
Vested	(19,980)	23.71	$246	—	—	$—	(8,468)	15.71	$105
Forfeited	(18,735)	23.86		—	—		(3,995)	16.44
Unvested at March 31, 2012	2,982,422	$21.89		1,166,620	$17.39		1,226,354	$14.30
 ____________________________________________

(1)
Forest granted 511,500 performance units on March 12, 2012, with a grant date fair value of $14.70 each. Under the terms of the award agreements, each performance unit represents a contractual right to receive one share of Forest’s common stock; provided that the actual number of shares that may be deliverable under an award will range from 0% to 200% of the number of performance units awarded, depending on Forest’s relative total shareholder return in comparison to an identified peer group during the thirty-six-month performance period ending on February 28, 2015.

(2)
Of the unvested phantom stock units at March 31, 2012, 6,080 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 1,220,274 units can only be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. All of the 8,468 phantom stock units that vested during the three months ended March 31, 2012 were settled in cash.

(4) DEBT

The components of debt are as follows:

	March 31, 2012			December 31, 2011
	Principal	Unamortized Premium (Discount)	Total	Principal	Unamortized Premium (Discount)	Total
	(In Thousands)
Credit Facility	$215,000	$—	$215,000	$105,000	$—	$105,000
7% Senior Subordinated Notes due 2013	12	—	12	12	—	12
8½% Senior Notes due 2014	600,000	(10,938)	589,062	600,000	(12,389)	587,611
7¼% Senior Notes due 2019	1,000,000	407	1,000,407	1,000,000	421	1,000,421
Total long-term debt	$1,815,012	$(10,531)	$1,804,481	$1,705,012	$(11,968)	$1,693,044

Bank Credit Facility

As of March 31, 2012, the Company had a $1.5 billion credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., which matures in June 2016. The size of the Credit Facility may be increased by $300 million, to a total of $1.8 billion, upon agreement between the applicable lenders and Forest.

Forest’s availability under the Credit Facility is governed by a borrowing base. As of March 31, 2012, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The borrowing base was reaffirmed at $1.25 billion in April 2012 and the next scheduled redetermination of the borrowing base will occur on or about November 1, 2012. The Credit

Facility is collateralized by Forest's assets, and Forest is required to mortgage and grant a security interest in 75% of the present value of the estimated proved oil and gas properties and related assets of Forest and its U.S. subsidiaries.

At March 31, 2012, there were outstanding borrowings of $215.0 million under the Credit Facility at a weighted average interest rate of 1.8% and Forest had used the Credit Facility for $1.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $1.033 billion.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States and Canada. Upon the spin-off of Lone Pine on September 30, 2011, the Company no longer has any operations in Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended March 31, 2012 and 2011, Forest’s continuing operations capitalized $11.6 million and $12.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended March 31, 2012 and 2011, Forest’s continuing operations capitalized $2.2 million and $1.9 million, respectively, of interest costs attributed to unproved properties.

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

Gain or loss is not recognized on the sale of oil and natural gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and natural gas reserves attributable to a cost center.

Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Company uses its quarter-end reserves estimates to calculate depletion for the current quarter.

The Company performs a ceiling test each quarter on a country-by-country basis under the full cost method of accounting. The ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs. If natural gas prices remain depressed in the U.S., Forest will likely be required to record a ceiling test write-down of its U.S. cost center in the near future.

In April 2012, an Italian regional regulatory body concluded its review of Forest's environmental impact assessment (“EIA”) and denied approval. Approval of the EIA is necessary in order for Forest to commence production in Italy. Forest plans to appeal the region's denial. In the meantime, however, Forest has determined that it can no longer conclude with reasonable certainty that its Italian natural gas reserves are producible and, therefore, can no longer be classified as proved reserves. The Italian reserves are now classified as probable. Since Forest received the ruling prior to issuing its March 31, 2012 financial statements, Forest recorded a ceiling test write-down of its Italian cost center for the three months ended March

31, 2012 of $34.8 million.

Acquisitions

In February 2012, the Company issued 2.7 million shares of common stock, valued at $36.4 million, pursuant to a lease purchase agreement whereby Forest acquired leases on unproved oil and natural gas properties in the Wolfbone oil play in the Permian Basin in Texas.

(6) INCOME TAXES

A reconciliation of reported income tax attributable to continuing operations to the amount of income tax that would result from applying the United States federal statutory income tax rate to pretax loss from continuing operations is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Federal income tax at 35% of loss from continuing operations before income taxes	$(11,115)	$(5,003)
State income taxes, net of federal income tax benefits	(387)	(168)
Effect of federal, state, and foreign tax on permanent items	64	(246)
Valuation allowance on foreign deferred tax benefit of ceiling test write-down	12,606	—
Other	(253)	1,044
Total income tax	$915	$(4,373)

(7) FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are set forth in the table below.

	March 31, 2012	December 31, 2011
	Using Significant Other Observable Inputs (Level 2)(1)
	(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$110,118	$79,487
Interest rate	19,422	20,556
Total assets	$129,540	$100,043
Liabilities:
Derivative instruments(2):
Commodity	$53,130	$28,944
Interest rate	—	—
Total liabilities	$53,130	$28,944
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

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	March 31, 2012
			Fair Value Measurements:
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$129,540	$129,540	$—	$129,540
Liabilities:
Derivative instruments	53,130	53,130	—	53,130
Credit facility	215,000	215,000	—	215,000
8½% Senior Notes due 2014	589,062	642,000	642,000	—
7¼% Senior Notes due 2019	1,000,407	985,000	985,000	—
__________________________________________

(1)
The Company used various assumptions and methods in estimating the fair values of its financial instruments. The fair values of the senior notes were estimated based on quoted market prices.  The carrying amount of the credit facility approximated fair value due to the short original maturities of the borrowings and because the borrowings bear interest at variable market rates. The methods used to determine the fair values of the derivative instruments are discussed above. See also Note 8 for more information on the derivative instruments.

	December 31, 2011
	Carrying Amount	Fair Value(1)
	(In Thousands)
Assets:
Derivative instruments	$100,043	$100,043
Liabilities:
Derivative instruments	28,944	28,944
Credit facility	105,000	105,000
8½% Senior Notes due 2014	587,611	653,250
7¼% Senior Notes due 2019	1,000,421	1,025,000
__________________________________________

(1)
The Company used various assumptions and methods in estimating the fair values of its financial instruments. The fair values of the senior notes were estimated based on quoted market prices.  The carrying amount of the credit facility approximated fair value due to the short original maturities of the borrowings and because the borrowings bear interest at variable market rates. The methods used to determine the fair values of the derivative instruments are discussed above. See also Note 8 for more information on the derivative instruments.

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

The table below sets forth Forest’s outstanding commodity swaps as of March 31, 2012.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)		NGLs (OPIS Refined Products)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl	Barrels Per Day	Weighted Average Hedged Price per Bbl
April 2012 - June 2012(1)	155	$4.63	5,000	$98.24	2,000	$45.22
July 2012 - December 2012(1)	155	4.63	4,500	97.26	2,000	45.22
Calendar 2013	100	4.02	—	—	—	—
____________________________________________

(1)
50 Bbtu per day of 2012 gas swaps with a weighted average hedged price per MMBtu of $5.30 are layered with a written put of $3.53 and a call spread of $4.00 to $4.50. Together with the put and call spread, Forest will receive the $5.30 swap price on 50 Bbtu per day except as follows: Forest receives (i) NYMEX HH plus $1.77 when NYMEX HH is below $3.53; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above.

In connection with several natural gas and oil swaps entered into, Forest granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas and oil swaps. Under the terms of the commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with Forest before the option period expires. The table below sets forth key provisions of the outstanding options as of March 31, 2012. (As of April 25, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Weighted Average Hedged Price per MMBtu	Underlying Barrels Per Day	Underlying Weighted Average Hedged Price per Bbl
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	—	$—
Calendar 2013	December 2012	10	4.01	—	—
Oil Swaptions:
July - Dec 2012	June 2012	—	—	500	107.10
Calendar 2013	December 2012	—	—	2,000	120.00
Calendar 2013	December 2012	—	—	3,000	95.00
Calendar 2014	December 2013	—	—	2,000	110.00
Calendar 2014	December 2013	—	—	1,000	109.00
Oil Put Options:
Monthly April - Dec 2012	Monthly April - Dec 2012	—	—	5,000	75.00
Derivative Instruments Entered Into Subsequent to March 31, 2012
Subsequent to March 31, 2012, through April 25, 2012, Forest entered into the following derivative agreements:

Commodity Swaps
	Natural Gas (NYMEX HH)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu
Calendar 2013(1)	34.25	$4.00
____________________________________

(1)
In connection with entering into these natural gas swaps with premium hedged prices, Forest granted options to the counterparties to enter into oil swaps with Forest for Calendar 2014 covering 2,000 barrels per day at a weighted average hedged price per barrel of $100.00, with such options expiring in December 2013. In addition, Forest amended the terms of two of its existing oil swaptions with the counterparties for Calendar 2013 covering 2,000 barrels per day, changing the weighted average hedged price per barrel from $120.00 to $110.00.

Interest Rate Derivatives

Forest periodically enters into interest rate derivative instruments in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest’s outstanding fixed-to-floating interest rate swaps as of March 31, 2012.

Interest Rate Swaps
Remaining Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
April 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	March 31, 2012	December 31, 2011
	(In Thousands)
Current assets:
Commodity derivatives:
Derivative instruments	$96,452	$79,487
Interest rate derivatives:
Derivative instruments	11,048	10,134
Total current assets	$107,500	$89,621
Long-term assets:
Commodity derivatives:
Derivative instruments	$13,666	$—
Interest rate derivatives:
Derivative instruments	8,374	10,422
Total long-term assets	$22,040	$10,422
Current liabilities:
Commodity derivatives:
Derivative instruments	$45,467	$28,944
Long-term liabilities:
Commodity derivatives:
Derivative instruments	$7,663	$—

The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as net realized and unrealized (gains) losses on derivative instruments for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Commodity derivatives:
Realized gains	$(21,328)	$(10,568)
Unrealized (gains) losses	(6,446)	46,358
Interest rate derivatives:
Realized gains	(2,884)	(2,970)
Unrealized losses	1,134	3,426
Realized and unrealized (gains) losses on derivative instruments, net	$(29,524)	$36,246

Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of March 31, 2012, all but one of Forest's derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility.  The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility.  The remaining counterparty, a purchaser of Forest’s natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

The vast majority of Forest's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date, the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $80.1 million at March 31, 2012. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At March 31, 2012, Forest owed a net derivative liability to one counterparty, the fair value of which was $3.7 million. In the absence of netting provisions, at March 31, 2012, Forest would be exposed to a risk of loss of $129.5 million under its derivative agreements, and Forest’s derivative counterparties would be exposed to a risk of loss of $53.1 million.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. As part of a broader financial regulatory reform, the Dodd-Frank Act includes derivatives reform that may impact Forest’s business. Congress delegated many of the details of the Dodd-Frank Act to federal regulatory agencies, which are in the process of writing and implementing new rules. Forest is monitoring the impact, if any, that the Dodd-Frank Act and related rules will have on its existing derivative transactions under its outstanding ISDA Master Agreements and Schedules, as well as its ability to enter into such transactions and agreements in the future.

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,598	$1,449
Legal proceeding liabilities	22,847	—
Other, net	2,475	2,173
	$26,920	$3,622

Legal Proceeding Liabilities

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled, Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel has dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant $21.9 million in damages and attorneys' fees and additional injunctive relief regarding future surface-use issues. Forest is seeking to have this arbitration award vacated and believes it has meritorious arguments in support thereof. However, Forest is unable to predict the final outcome in this matter and, during the first quarter, accrued as a liability, which is classified within “Other current liabilities” in the Condensed Consolidated Balance Sheet, the $21.9 million monetary amount of the decision.

(10) DISCONTINUED OPERATIONS

On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine, which held Forest's ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest's shareholders, by means of a special stock dividend whereby Forest shareholders received 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held.

Lone Pine was a component of Forest with operations and cash flows clearly distinguishable both operationally and for financial reporting purposes from those of Forest. As a result of the spin-off, Lone Pine’s operations and cash flows have been eliminated from the ongoing operations of Forest, and Forest will not have any significant continuing involvement in the operations of Lone Pine. Accordingly, Forest has presented Lone Pine’s results of operations as discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.

The table below presents the major components of earnings from discontinued operations for the period presented.

Three Months Ended March 31, 2011
(In Thousands)
(Unaudited)
Total revenues	$36,273
Production expenses	12,455
General and administrative	3,214
Depreciation, depletion, and amortization	19,019
Interest expense	84
Unrealized foreign currency exchange gains, net	(7,820)
Other, net	74
Earnings from discontinued operations before tax	9,247
Income tax	2,656
Net earnings from discontinued operations	$6,591

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 8½% senior notes due 2014 and 7¼% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation (the “Guarantor Subsidiary”), a wholly-owned subsidiary of Forest. Forest’s remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2012					December 31, 2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$677	$4	$196	$—	$877	$1,734	$1	$1,277	$—	$3,012
Accounts receivable	35,769	36,164	1,789	(988)	72,734	43,999	34,142	2,201	(1,253)	79,089
Other current assets	146,754	314	673	—	147,741	127,667	313	591	—	128,571
Total current assets	183,200	36,482	2,658	(988)	221,352	173,400	34,456	4,069	(1,253)	210,672
Property and equipment, at cost	8,259,763	1,355,430	219,213	—	9,834,406	8,000,466	1,317,917	282,719	—	9,601,102
Less accumulated depreciation, depletion, and amortization	5,830,188	1,121,007	101,000	—	7,052,195	5,782,409	1,102,339	65,238	—	6,949,986
Net property and equipment	2,429,575	234,423	118,213	—	2,782,211	2,218,057	215,578	217,481	—	2,651,116
Investment in subsidiaries	139,518	—	—	(139,518)	—	160,591	—	—	(160,591)	—
Goodwill	216,460	22,960	—	—	239,420	216,460	22,960	—	—	239,420
Due from subsidiaries	149,564	47,875	—	(197,439)	—	214,394	46,944	—	(261,338)	—
Deferred income taxes	322,042	—	26,691	(119,440)	229,293	312,564	—	25,564	(107,012)	231,116
Other assets	58,998	—	—	—	58,998	48,827	—	—	—	48,827
	$3,499,357	$341,740	$147,562	$(457,385)	$3,531,274	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$216,006	$4,039	$5,445	$(988)	$224,502	$235,788	$8,846	$4,499	$(1,253)	$247,880
Other current liabilities	133,409	88	6,311	—	139,808	86,618	63	6,276	—	92,957
Total current liabilities	349,415	4,127	11,756	(988)	364,310	322,406	8,909	10,775	(1,253)	340,837
Long-term debt	1,804,481	—	—	—	1,804,481	1,693,044	—	—	—	1,693,044
Due to parent and subsidiaries	—	—	197,439	(197,439)	—	—	—	261,338	(261,338)	—
Deferred income taxes	—	119,440	—	(119,440)	—	—	107,012	—	(107,012)	—
Other liabilities	143,057	2,745	14,277	—	160,079	135,730	2,614	15,813	—	154,157
Total liabilities	2,296,953	126,312	223,472	(317,867)	2,328,870	2,151,180	118,535	287,926	(369,603)	2,188,038
Shareholders’ equity	1,202,404	215,428	(75,910)	(139,518)	1,202,404	1,193,113	201,403	(40,812)	(160,591)	1,193,113
	$3,499,357	$341,740	$147,562	$(457,385)	$3,531,274	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2012					2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$106,823	$51,606	$472	$—	$158,901	$117,013	$48,716	$581	$—	$166,310
Interest and other	778	1,959	—	(2,705)	32	807	1,081	—	(1,336)	552
Equity earnings in subsidiaries	(16,794)	—	—	16,794	—	25,992	—	—	(25,992)	—
Total revenues	90,807	53,565	472	14,089	158,933	143,812	49,797	581	(27,328)	166,862
Costs, expenses, and other:
Lease operating expenses	23,819	3,688	100	—	27,607	20,536	2,988	106	—	23,630
Other production expenses	13,797	1,277	51	—	15,125	12,146	3,086	25	—	15,257
General and administrative	14,364	731	289	—	15,384	14,868	609	343	—	15,820
Depreciation, depletion, and amortization	47,869	18,668	433	—	66,970	36,074	12,092	378	—	48,544
Ceiling test write-down of natural gas properties	—	—	34,817	—	34,817	—	—	—	—	—
Interest expense	33,392	1,711	994	(2,705)	33,392	38,037	957	379	(1,336)	38,037
Realized and unrealized (gains) losses on derivative instruments, net	(24,607)	(4,847)	(70)	—	(29,524)	35,796	405	45	—	36,246
Other, net	25,232	90	1,598	—	26,920	2,456	(41)	1,207	—	3,622
Total costs, expenses, and other	133,866	21,318	38,212	(2,705)	190,691	159,913	20,096	2,483	(1,336)	181,156
Earnings (loss) from continuing operations before income taxes	(43,059)	32,247	(37,740)	16,794	(31,758)	(16,101)	29,701	(1,902)	(25,992)	(14,294)
Income tax	(10,386)	12,428	(1,127)	—	915	(12,771)	8,973	(575)	—	(4,373)
Net earnings (loss) from continuing operations	(32,673)	19,819	(36,613)	16,794	(32,673)	(3,330)	20,728	(1,327)	(25,992)	(9,921)
Net earnings from discontinued operations	—	—	—	—	—	—	—	6,591	—	6,591
Net earnings (loss)	$(32,673)	$19,819	$(36,613)	$16,794	$(32,673)	$(3,330)	$20,728	$5,264	$(25,992)	$(3,330)

Comprehensive income (loss)	$(32,486)	$19,819	$(36,613)	$16,794	$(32,486)	$4,885	$20,728	$5,264	$(25,992)	$4,885

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2012				2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(15,879)	$19,819	$(36,613)	$(32,673)	$(29,322)	$20,728	$5,264	$(3,330)
Less: net earnings from discontinued operations	—	—	—	—	—	—	6,591	6,591
Net earnings (loss) from continuing operations	(15,879)	19,819	(36,613)	(32,673)	(29,322)	20,728	(1,327)	(9,921)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation, depletion, and amortization	47,869	18,668	433	66,970	36,074	12,092	378	48,544
Deferred income tax	(10,168)	12,428	(1,127)	1,133	(12,372)	8,973	(575)	(3,974)
Unrealized (gains) losses on derivative instruments, net	(4,171)	(1,125)	(16)	(5,312)	49,200	525	59	49,784
Ceiling test write-down of natural gas properties	—	—	34,817	34,817	—	—	—	—
Other, net	7,354	87	(470)	6,971	8,464	78	(762)	7,780
Changes in operating assets and liabilities:
Accounts receivable	8,230	(2,022)	147	6,355	12,034	13,173	(4,899)	20,308
Other current assets	(341)	(1)	(82)	(424)	2,983	(2)	(3,147)	(166)
Accounts payable and accrued liabilities	(11,062)	(1,441)	965	(11,538)	(8,504)	(299)	5,658	(3,145)
Accrued interest and other current liabilities	25,174	2,545	(459)	27,260	10,816	(131)	(197)	10,488
Net cash provided (used) by operating activities of continuing operations	47,006	48,958	(2,405)	93,559	69,373	55,137	(4,812)	119,698
Investing activities:
Capital expenditures for property and equipment	(143,394)	(43,102)	(3,138)	(189,634)	(128,570)	(38,874)	(2,597)	(170,041)
Proceeds from sales of assets	899	—	—	899	11,614	—	—	11,614
Net cash used by investing activities of continuing operations	(142,495)	(43,102)	(3,138)	(188,735)	(116,956)	(38,874)	(2,597)	(158,427)
Financing activities:
Proceeds from bank borrowings	202,000	—	—	202,000	—	—	—	—
Repayments of bank borrowings	(92,000)	—	—	(92,000)	—	—	—	—
Change in bank overdrafts	(17,510)	(253)	479	(17,284)	14,932	—	1,551	16,483
Net activity in investments from subsidiaries	1,617	(5,600)	3,983	—	(25,795)	(16,408)	42,203	—
Other, net	325	—	—	325	1,539	142	(1,297)	384
Net cash provided (used) by financing activities of continuing operations	94,432	(5,853)	4,462	93,041	(9,324)	(16,266)	42,457	16,867
Cash flows from discontinued operations:
Operating cash flows	—	—	—	—	—	—	26,253	26,253
Investing cash flows	—	—	—	—	—	—	(57,791)	(57,791)
Financing cash flows	—	—	—	—	—	—	(1,561)	(1,561)
Net cash used by discontinued operations	—	—	—	—	—	—	(33,099)	(33,099)
Effect of exchange rate changes on cash	—	—	—	—	—	—	124	124
Net (decrease) increase in cash and cash equivalents	(1,057)	3	(1,081)	(2,135)	(56,907)	(3)	2,073	(54,837)
Net increase in cash and cash equivalents of discontinued operations	—	—	—	—	—	—	(1,807)	(1,807)
Net (decrease) increase in cash and cash equivalents of continuing operations	(1,057)	3	(1,081)	(2,135)	(56,907)	(3)	266	(56,644)
Cash and cash equivalents of continuing operations at beginning of period	1,734	1	1,277	3,012	216,580	3	986	217,569
Cash and cash equivalents of continuing operations at end of period	$677	$4	$196	$877	$159,673	$—	$1,252	$160,925

(12) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step impairment test, which may then lead an entity to performing the second step as well. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. This authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this authoritative accounting guidance may change the methodology Forest uses to test its goodwill for impairment depending on the events or circumstances at the time the test is performed. Forest performs its annual goodwill impairment test in the second quarter of the year.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison of financial statements prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on Forest's financial position or results of operations, but will require Forest to make enhanced disclosures regarding its derivative instruments.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information under the heading “Forward-Looking Statements” below, and the information included or incorporated by reference in Forest’s 2011 Annual Report on Form 10-K under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids primarily in the United States. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Our total estimated proved reserves as of December 31, 2011 were approximately 1,904 Bcfe. At December 31, 2011, approximately 97% of our estimated proved reserves were in the United States. We currently conduct our operations in one material geographical segment: the United States. We also have oil and gas exploration activities in Italy and South Africa. Our core operational areas are in the Texas Panhandle, the Eagle Ford Shale in South Texas, the East Texas / North Louisiana area, and the Permian Basin. On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which held Forest’s ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest’s shareholders, by means of a special stock dividend of Lone Pine common shares. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Net loss from continuing operations (in thousands)	$(32,673)	$(9,921)
Diluted loss per common share from continuing operations	$(.29)	$(.09)
Adjusted EBITDA from continuing operations (in thousands)(1)	$125,571	$127,993
____________________________________________

(1)
In addition to reporting net loss from continuing operations as defined under generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA from continuing operations, which is a non-GAAP performance measure. See “—Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA from continuing operations to reported net loss from continuing operations, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our net loss from continuing operations increased $23 million to $33 million in the first three months of 2012, compared to a net loss from continuing operations of $10 million in the first three months of 2011, primarily due to a $35 million ceiling test write-down of our Italian natural gas properties, $23 million in legal proceeding liabilities, and an increase in depreciation, depletion, and amortization expense of $18 million in the first quarter of 2012 compared to the first of quarter of 2011. These were offset by a $66 million increase in realized and unrealized gains on derivative instruments in the first quarter of 2012 compared to the first quarter of 2011. Adjusted EBITDA from continuing operations, which excludes the effects of ceiling test write-downs and other non-cash items, was primarily impacted by changes in oil, natural gas, and NGL production volumes and prices for the periods presented, as well as changes in realized gains on derivatives, each as discussed below.

Management’s analysis of the individual components of the changes in our quarterly results follows.

Oil and Natural Gas Volumes and Revenues

Oil, natural gas, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices from continuing operations for the three months ended March 31, 2012 and 2011 are set forth in the table below.

	Three Months Ended
	March 31,
	2012	2011
Sales volumes:
Natural gas (MMcf)	20,893	22,873
Oil (MBbls)	767	515
NGL (MBbls)	866	798
Totals (MMcfe)	30,691	30,751
Revenues (in thousands):
Natural gas	$48,028	$86,762
Oil	79,451	47,094
NGL	31,422	32,454
Totals	$158,901	$166,310
Average sales price per unit:
Natural gas ($/Mcf)	$2.30	$3.79
Oil ($/Bbl)	103.59	91.44
NGL ($/Bbl)	36.28	40.67
Totals ($/Mcfe)	$5.18	$5.41

Our reported equivalent sales volumes from continuing operations were consistent between the first quarter of 2012 and the first quarter of 2011. Sales volumes in the first quarter of 2012 were negatively impacted by approximately 9 MMcfe per day in the Texas Panhandle due primarily to a downstream NGL plant outage and third-party compression issues. Revenues from oil, NGL, and natural gas were $159 million in the first quarter of 2012 compared to $166 million in the first quarter of 2011. The quarter-to-quarter decrease reflected a $39 million decline in natural gas revenues primarily due to a 39% decrease in the average natural gas sales price per unit, partially offset by a $32 million increase in oil revenues resulting from a 49% increase in our oil sales volumes and a 13% increase in the average oil sales price per unit. Oil and NGL sales volumes represented 32% of total equivalent sales volumes in the first quarter of 2012 compared to 26% in the corresponding prior year period as a result of our drilling more oil and natural gas liquids-rich wells.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments as we have elected not to designate our derivative instruments as cash flow hedges. See—“Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of oil and gas production expense from continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$27,607	$23,630
Production and property taxes	11,153	11,606
Transportation and processing costs	3,972	3,651
Production expense	$42,732	$38,887
Production expense per Mcfe:
Lease operating expenses	$.90	$.77
Production and property taxes	.36	.38
Transportation and processing costs	.13	.12
Production expense per Mcfe	$1.39	$1.26

Lease Operating Expenses

Lease operating expenses in the first quarter of 2012 were $28 million, or $.90 per Mcfe, compared to $24 million, or $.77 per Mcfe, in the first quarter of 2011. The $4 million increase was primarily due to an increase in water disposal costs and an increase in oil production, which has higher associated lease operating costs.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGL sold, were 7.0% of oil, natural gas, and NGL sales for both three-month periods ended March 31, 2012 and 2011. Normal fluctuations may occur in this percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs in the first quarter of 2012 were $4 million, or $.13 per Mcfe, compared to $4 million, or $.12 per Mcfe, in the first quarter of 2011.

General and Administrative Expense

The table below sets forth the components of general and administrative expense from continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Stock-based compensation costs	$6,047	$7,901
Other general and administrative costs	20,888	20,012
General and administrative costs capitalized	(11,551)	(12,093)
General and administrative expense	$15,384	$15,820

General and administrative expense was $15 million during the three months ended March 31, 2012 as compared to $16 million during the three months ended March 31, 2011. The percentage of general and administrative costs capitalized under the full cost method of accounting was consistent between the periods presented at 43%.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the first quarter of 2012 was $67 million, or $2.18 per Mcfe, compared to $49 million, or $1.58 per Mcfe, in the first quarter of 2011. The increase in DD&A was primarily due to ceiling test write-downs recorded as of December 31, 2008 and March 31, 2009 as well as the sale of oil and gas assets in the fourth quarter of 2009, which together reduced our DD&A rate to $1.25 in the first quarter of 2010. Our depletion rate has steadily increased thereafter as we have added proved oil and natural gas reserves to our depletable base at per-unit rates that have exceeded $1.25 per Mcfe.

Ceiling Test Write-Down of Natural Gas Properties

In April 2012, an Italian regional regulatory body concluded its review of our environmental impact assessment (“EIA”) and denied approval. Approval of the EIA is necessary in order for us to commence production in Italy. We plan to appeal the region's denial. In the meantime, however, we have determined that we can no longer conclude with reasonable certainty that our Italian natural gas reserves are producible and, therefore, can no longer be classified as proved reserves. The Italian reserves are now classified as probable. Since we received this ruling prior to issuing our March 31, 2012 financial statements, we recorded a ceiling test write-down of our Italian cost center for the three months ended March 31, 2012 of $35 million. In addition, we will likely be required to record a ceiling test write-down of our U.S. cost center in the near future if natural gas prices in the U.S. remain depressed.

Interest Expense

The table below sets forth interest expense from continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Interest costs	$35,621	$39,955
Interest costs capitalized	(2,229)	(1,918)
Interest expense	$33,392	$38,037

Interest expense in the first quarter of 2012 totaled $33 million compared to $38 million in the first quarter 2011. The $5 million decrease in interest expense was primarily attributable to the redemption of $285 million in 8% senior notes in December of 2011, partially offset by an increase in interest costs incurred on borrowings under our credit facility in the first quarter of 2012. In order to effectively reduce our concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of March 31, 2012, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average interest rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million during both three-month periods ended March 31, 2012 and 2011. These gains are recorded as realized gains on derivatives rather than as a reduction in interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Realized losses (gains) on derivatives, net:
Oil	$2,140	$2,423
Natural gas	(24,441)	(17,952)
NGL	973	4,961
Interest	(2,884)	(2,970)
Subtotal realized gains on derivatives, net	(24,212)	(13,538)
Unrealized losses (gains) on derivatives, net:
Oil	17,399	24,966
Natural gas	(20,520)	11,802
NGL	(3,325)	9,590
Interest	1,134	3,426
Subtotal unrealized (gains) losses on derivatives, net	(5,312)	49,784
Realized and unrealized (gains) losses on derivatives, net	$(29,524)	$36,246

Other, Net

The table below sets forth the components of “Other, net” from continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,598	$1,449
Legal proceeding liabilities	22,847	—
Other, net	2,475	2,173
	$26,920	$3,622

Accretion of asset retirement obligations is the expense recognized to increase the carrying amount of the liability associated with our asset retirement obligations as a result of the passage of time. Our asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and natural gas properties. See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the legal proceeding liabilities.

Current and Deferred Income Tax

The table below sets forth the components of income tax and effective income tax rates related to continuing operations for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands, Except Percentages)
Current income tax	$(218)	$(399)
Deferred income tax	1,133	(3,974)
Total income tax	$915	$(4,373)
Effective income tax rate	(3)%	31%

Our effective income tax rate was (3)% and 31% for the three months ended March 31, 2012 and 2011, respectively. The significant difference between our United States federal statutory income tax rate of 35% and our effective income tax rate of (3)% for the three months ended March 31, 2012 was due to a $13 million valuation allowance applied against the deferred income tax asset that was generated in connection with the Italy ceiling test write-down in the first quarter of 2012. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of income tax computed by applying the United States federal statutory income tax rate of 35% for each period presented.

Discontinued Operations

The results of operations of Lone Pine are presented as discontinued operations in Forest’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 due to the spin-off of Lone Pine on September 30, 2011. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the components of discontinued operations.

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

Changes in the market prices for oil, natural gas, and NGL directly impact our level of cash flow generated from operations. For the three months ended March 31, 2012, natural gas accounted for approximately 68% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market prices for oil and NGL. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of April 25, 2012, we had hedged, via commodity swaps, approximately 67 Bcfe of our total projected 2012 production and approximately 49 Bcf of our total projected 2013 production, excluding the volumes underlying outstanding unexercised commodity swaptions and put options. This level of hedging will provide a measure of certainty with respect to the cash flow that we will receive for a portion of our production in 2012 and 2013. However, these hedging activities may result in reduced income or even financial losses to us. In the future, we may determine to increase or decrease our hedging positions. See Item 3—“Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts including commodity swaptions and put options.

As noted above, the other primary source of liquidity is our credit facility, which had a borrowing base of $1.25 billion as of March 31, 2012. This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets, with the facility maturing in June 2016. See—“Bank Credit Facility” below for further details. We had $215 million and $227 million drawn under our credit facility as of March 31, 2012 and April 30, 2012, respectively.

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

Bank Credit Facility

As of March 31, 2012, we had a $1.5 billion credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., which matures in June 2016. The size of the Credit Facility may be increased by $300 million, to a total of $1.8 billion, upon agreement between the applicable lenders and us.

Our availability under the Credit Facility is governed by a borrowing base. As of March 31, 2012, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur.  A lowering of the borrowing base could require us to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The borrowing base was reaffirmed at $1.25 billion in April 2012 and the next scheduled redetermination of the borrowing base will occur on or about November 1, 2012. The Credit Facility is collateralized by our assets, and we are required to mortgage and grant a security interest in 75% of the present value of our and our U.S. subsidiaries' estimated proved oil and gas properties and related assets.

At March 31, 2012, there were outstanding borrowings of $215 million under the Credit Facility at a weighted average interest rate of 1.8%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $1.033 billion. At April 30, 2012, there were outstanding borrowings of $227 million under the Credit Facility at a weighted average interest rate of 1.8%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $1.021 billion.

From time to time, we engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of April 25, 2012, all but one of our derivative instrument counterparties are lenders, or their affiliates, under our Credit Facility. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facility. See Part 3—‘‘Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk,’’ below for additional details concerning our derivative arrangements.

Historical Cash Flow

Net cash provided by operating activities of continuing operations, net cash used by investing activities of continuing operations, and net cash provided by financing activities of continuing operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Net cash provided by operating activities of continuing operations	$93,559	$119,698
Net cash used by investing activities of continuing operations	(188,735)	(158,427)
Net cash provided by financing activities of continuing operations	93,041	16,867

Net cash provided by operating activities of continuing operations is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The decrease in net cash provided by operating activities of continuing operations in the three months ended March 31, 2012, compared to the same period of 2011, was primarily due to decreased revenue caused by lower natural gas prices, increased production expense, and increased investment in net operating assets (i.e., working capital), partially offset by higher realized gains on commodity derivative instruments and an increase in oil sales volumes and prices.

The components of net cash used by investing activities of continuing operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(187,122)	$(168,166)
Proceeds from sale of assets	899	11,614
Other fixed asset costs	(2,512)	(1,875)
Net cash used by investing activities of continuing operations	$(188,735)	$(158,427)
____________________________________________

(1)
Cash paid for exploration, development, and leasehold acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made, as well as non-cash capital expenditures such as capitalized stock-based compensation costs and common stock issued for the acquisition of oil and natural gas properties.

Net cash used by investing activities of continuing operations is primarily comprised of expenditures for the acquisition, exploration, and development of oil and natural gas properties, net of proceeds from the dispositions of oil and natural gas properties and other capital assets. The increase in net cash used by investing activities of continuing operations in the three months ended March 31, 2012, compared to the same period of 2011, was primarily due to an increase in exploration, development, and leasehold acquisition cost expenditures during the three months ended March 31, 2012.

The increase in net cash provided by financing activities of continuing operations in the three months ended March 31, 2012, compared to the same period of 2011, was primarily due to net proceeds from bank borrowings of $110 million, partially offset by a $34 million change in bank overdrafts between the two periods.

Capital Expenditures

Expenditures from continuing operations for property exploration, development, and acquisitions were as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$173,781	$121,742
Leasehold acquisitions	44,855	54,542
Overhead capitalized	11,551	12,093
Interest capitalized	2,229	1,918
Total capital expenditures(1)	$232,416	$190,295
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including the value of common stock issued for oil and natural gas property acquisitions and stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $1 million and $.4 million recorded during the three months ended March 31, 2012 and 2011, respectively.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Forest plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” the negative of such words or other variations of such words, and similar expressions identify forward-looking statements. Similarly, statements that describe our strategies, initiatives, objectives, plans, or goals are forward-looking. These forward-looking statements are based on our current intent, belief, expectations, estimates, projections, forecasts, and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These statements are not guarantees of future performance.

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

We believe the expectations, estimates, projections, forecasts, and assumptions reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations and projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2011 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA

In addition to reporting net loss from continuing operations as defined under GAAP, we also present adjusted earnings from continuing operations before interest, income taxes, depreciation, depletion, and amortization (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net loss from continuing operations before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized gains and losses on derivative instruments, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net loss from continuing operations (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, taxes, depreciation, depletion, amortization, and other items from earnings, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net loss from continuing operations and revenues to measure operating performance. The following table provides a reconciliation of net loss from continuing operations, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Net loss from continuing operations	$(32,673)	$(9,921)
Income tax expense	915	(4,373)
Unrealized (gains) losses on derivative instruments, net	(5,312)	49,784
Interest expense	33,392	38,037
Legal proceeding liabilities	22,847	—
Accretion of asset retirement obligations	1,598	1,449
Ceiling test write-down of natural gas properties	34,817	—
Depreciation, depletion, and amortization	66,970	48,544
Stock-based compensation	3,017	4,473
Adjusted EBITDA from continuing operations	$125,571	$127,993

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed-upon published, third-party index if the index price is lower than the fixed price. If the index price is higher than the fixed price, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of March 31, 2012, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGL (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
April 2012 - June 2012(1)	155	$4.63	$34,313	5,000	$98.24	$(2,462)	2,000	$45.22	$(698)
July 2012 - December 2012(1)	155	4.63	55,870	4,500	97.26	(6,317)	2,000	45.22	(1,373)
Calendar 2013	100	4.02	19,780	—	—	—	—	—	—
_____________________________

(1)
50 Bbtu per day of 2012 gas swaps with a weighted average hedged price per MMBtu of $5.30 are layered with a written put of $3.53 and a call spread of $4.00 to $4.50. Together with the put and call spread, we will receive the $5.30 swap price on 50 Bbtu per day except as follows: we receive (i) NYMEX HH plus $1.77 when NYMEX HH is below $3.53; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above. The fair value of the written put and call spread derivative instruments as of March 31, 2012 was a liability of $15 million.

Commodity Options

In connection with several natural gas and oil swaps entered into, we granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for our receiving premium hedged prices on the natural gas and oil swaps. Under the terms of our commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with us before the option period expires. The table below sets forth key provisions of the outstanding options as of March 31, 2012. (As of April 25, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Barrels Per Day	Underlying Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	$(1,752)	—	$—	$—
Calendar 2013	December 2012	10	4.01	(593)	—	—	—
Oil Swaptions:
July - Dec 2012	June 2012	—	—	—	500	107.10	(392)
Calendar 2013	December 2012	—	—	—	2,000	120.00	(2,157)
Calendar 2013	December 2012	—	—	—	3,000	95.00	(13,924)
Calendar 2014	December 2013	—	—	—	2,000	110.00	(5,026)
Calendar 2014	December 2013	—	—	—	1,000	109.00	(2,637)
Oil Put Options:
Monthly Apr - Dec 2012	Monthly Apr - Dec 2012	—	—	—	5,000	75.00	(890)

The estimated fair value at March 31, 2012 of all our commodity derivative instruments based on various inputs, including published forward prices, was a net asset of approximately $57 million.

Derivative Instruments Entered Into Subsequent to March 31, 2012
Subsequent to March 31, 2012, through April 25, 2012, we entered into the following derivative agreements:

Commodity Swaps
	Natural Gas (NYMEX HH)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu
Calendar 2013(1)	34.25	$4.00
____________________________________

(1)
In connection with entering into these natural gas swaps with premium hedged prices, we granted options to the counterparties to enter into oil swaps with us for Calendar 2014 covering 2,000 barrels per day at a weighted average hedged price per barrel of $100.00, with such options expiring in December 2013. In addition, we amended the terms of two of our existing oil swaptions with the counterparties for Calendar 2013 covering 2,000 barrels per day, changing the weighted average hedged price per barrel from $120.00 to $110.00.

Interest Rate Risk

We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of March 31, 2012, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
April 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.5%	$19,422

The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $19 million as of March 31, 2012.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our derivative contracts during the three months ended March 31, 2012, beginning with the fair value of our derivative contracts on December 31, 2011. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil, natural gas, and NGL prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at March 31, 2012 and will depend exclusively on the price of the commodities on the settlement dates specified by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2011	$50,543	$20,556	$71,099
Net increase in fair value	27,773	1,750	29,523
Net contract gains realized	(21,328)	(2,884)	(24,212)
As of March 31, 2012	$56,988	$19,422	$76,410

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Forest’s debt obligations at March 31, 2012.

	2013	2014	2016	2019	Total
	(Dollar Amounts in Thousands)
Bank credit facility:
Principal	$—	$—	$215,000	$—	$215,000
Weighted average variable interest rate	—	—	1.75%	—	1.75%
Senior notes:
Principal	$12	$600,000	$—	$1,000,000	$1,600,012
Fixed interest rate	7.00%	8.50%	—	7.25%	7.72%
Effective interest rate(1)	7.49%	9.47%	—	7.24%	8.08%
____________________________________________

(1)	The effective interest rates on the senior notes differ from the fixed interest rates due to the amortization of related discounts or premiums on the notes.

Foreign Currency Exchange Risk

We conduct business in Italy and South Africa, and thus are subject to foreign currency exchange rate risk on cash flows related primarily to expenses and investing transactions. We have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk. Expenditures incurred relative to the foreign concessions held by us outside of North America have been primarily United States dollar-denominated.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Forest and its consolidated subsidiaries is made known to the officers who certify Forest’s financial reports and the Board of Directors.

Our Chief Executive Officer, H. Craig Clark, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended March 31, 2012 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities (“PERL”). On March 9, 2009, PERL filed for bankruptcy. As part of the plan of liquidation of its bankruptcy, PERL “abandoned” its interests in many of the Alaska assets sold to it by Forest, including the Trading Bay Unit and Trading Bay Field (“Trading Bay”). At the time of the abandonment of PERL's interests in Trading Bay, Union Oil Company of California (“Unocal”) was the operator of those assets. On December 2, 2010, Unocal filed a lawsuit styled, Union Oil Company of California v. Forest Oil Corporation. The action is currently pending in the U.S. district court in Anchorage, Alaska. In the lawsuit, the plaintiff complains about PERL's abandonment of Trading Bay and states that PERL has failed to pay approximately $49 million in joint interest billings owed on those properties to date from the time PERL owned them. The plaintiff claims that Forest is liable for PERL's share of all joint interest billings owed on Trading Bay, in arrears and in the future, because (1) Forest was the predecessor party to the contracts governing the operations at Trading Bay, (2) Unocal did not agree that, in conjunction with Forest's sale of its Alaska assets, Forest would be released of its obligations under the Trading Bay contracts, and (3) PERL has defaulted on the joint interest billings owed on Trading Bay since October 2008. As of December 31, 2011, Unocal sold its interest in the Trading Bay assets, including its claims against Forest, to Hilcorp Energy Company. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit, and we intend to vigorously defend the action.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled, Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel has dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant approximately $22 million in damages and attorneys' fees and additional injunctive relief regarding future surface-use issues. Forest is seeking to have this arbitration award vacated and believes it has meritorious arguments in support thereof. However, we are unable to predict the final outcome in this matter and, during the first quarter, accrued as a liability the $22 million monetary amount of the decision.

Except as described above, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the first quarter 2012. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2012	71	$14.58	—	—
February 2012	102	13.07	—	—
March 2012	3,810	12.05	—	—
First Quarter Total	3,983	$12.12	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

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

3.6
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, and No. 5, incorporated herein by reference to Exhibit 3.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2011 (File No. 001-13515).

10.1	Forest Oil Corporation 2012 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed January 10, 2012. (File No. 001-13515).

10.2	Form of Forest Oil Corporation Performance Unit Award Agreement - 2012, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.3	Form of Forest Oil Corporation Cash-Based Award Agreement - 2012, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.4*	Form of 409A Amendment to Severance Agreement for Non-Grandfathered Vice President and Senior Vice President.

10.5*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - 5-Day Release Provision.

10.6*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - No 5-Day Release Provision.

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________

*	Filed herewith.
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

FOREST OIL CORPORATION (Registrant)

May 1, 2012	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

/s/ VICTOR A. WIND
	By:	Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

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

3.6
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, and No. 5, incorporated herein by reference to Exhibit 3.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2011 (File No. 001-13515).

10.1	Forest Oil Corporation 2012 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed January 10, 2012. (File No. 001-13515).

10.2	Form of Forest Oil Corporation Performance Unit Award Agreement - 2012, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.3	Form of Forest Oil Corporation Cash-Based Award Agreement - 2012, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.4*	Form of 409A Amendment to Severance Agreement for Non-Grandfathered Vice President and Senior Vice President.

10.5*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - 5-Day Release Provision.

10.6*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - No 5-Day Release Provision.

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________

*	Filed herewith.
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