Form 10-Q/A
period 2012-03-31
FOREST OIL CORP
filed 2012-05-25
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Forest Oil Corporation for the quarter ended March 31, 2012, previously filed with the Securities and Exchange Commission on May 2, 2012 (the “Original Filing”). We are filing this Amendment to include Exhibit 10.7, an immaterial amendment to a material contract, which was inadvertently omitted from Item 6 and the Exhibit Index of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

10.1	Forest Oil Corporation 2012 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed January 10, 2012. (File No. 001-13515).

10.2	Form of Forest Oil Corporation Performance Unit Award Agreement - 2012, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.3	Form of Forest Oil Corporation Cash-Based Award Agreement - 2012, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.4*	Form of 409A Amendment to Severance Agreement for Non-Grandfathered Vice President and Senior Vice President.

10.5*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - 5-Day Release Provision.

10.6*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - No 5-Day Release Provision.

10.7**	First Amendment to Tax Sharing Agreement between Forest Oil Corporation and its Affiliates and Lone Pone Resources and its Affiliates, dated March 21, 2012.

31.1**	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2*+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________
*    Previously filed as an exhibit to the Original Filing.
**    Filed herewith.

*+    Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
++    The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to the Original Filing are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST OIL CORPORATION (Registrant)

May 25, 2012	By:	/s/ MICHAEL N. KENNEDY
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

10.1	Forest Oil Corporation 2012 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed January 10, 2012. (File No. 001-13515).

10.2	Form of Forest Oil Corporation Performance Unit Award Agreement - 2012, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.3	Form of Forest Oil Corporation Cash-Based Award Agreement - 2012, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed March 16, 2012 (File No. 001-13515).

10.4*	Form of 409A Amendment to Severance Agreement for Non-Grandfathered Vice President and Senior Vice President.

10.5*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - 5-Day Release Provision.

10.6*	Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President - No 5-Day Release Provision.

10.7**	First Amendment to Tax Sharing Agreement between Forest Oil Corporation and its Affiliates and Lone Pone Resources and its Affiliates, dated March 21, 2012.

31.1**	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2*+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________
*    Previously filed as an exhibit to the Original Filing.
**    Filed herewith.

*+    Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
++    The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to the Original Filing are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.