Form 10-Q
period 2012-06-30
FOREST OIL CORP
filed 2012-08-01
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012 there were 118,221,742 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$680	$3,012
Accounts receivable	60,012	79,089
Derivative instruments	85,545	89,621
Deferred income taxes	69,220	—
Other current assets	33,617	38,950
Total current assets	249,074	210,672
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,423,306 and $6,901,997	1,949,429	1,923,145
Unproved	573,576	675,995
Net oil and gas properties	2,523,005	2,599,140
Other property and equipment, net of accumulated depreciation and amortization of $49,616 and $47,989	55,324	51,976
Net property and equipment	2,578,329	2,651,116
Deferred income taxes	—	231,116
Goodwill	239,420	239,420
Derivative instruments	15,392	10,422
Other assets	35,115	38,405
	$3,117,330	$3,381,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$212,284	$247,880
Accrued interest	23,469	23,259
Derivative instruments	16,670	28,944
Deferred income taxes	28,130	20,172
Current portion of long-term debt	12	—
Other current liabilities	41,518	20,582
Total current liabilities	322,083	340,837
Long-term debt	1,938,906	1,693,044
Asset retirement obligations	77,993	77,898
Derivative instruments	7,745	—
Other liabilities	74,478	76,259
Total liabilities	2,421,205	2,188,038
Shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 118,239,252 and 114,525,673 shares issued and outstanding	11,824	11,454
Capital surplus	2,533,109	2,486,994
Accumulated deficit	(1,830,909)	(1,287,063)
Accumulated other comprehensive loss	(17,899)	(18,272)
Total shareholders’ equity	696,125	1,193,113
	$3,117,330	$3,381,151

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Oil, natural gas, and natural gas liquids sales	$135,694	$186,593	$294,595	$352,903
Interest and other	37	278	69	830
Total revenues	135,731	186,871	294,664	353,733
Costs, expenses, and other:
Lease operating expenses	27,134	23,483	54,741	47,113
Production and property taxes	6,940	12,655	18,093	24,261
Transportation and processing costs	3,615	3,415	7,587	7,066
General and administrative	16,421	13,360	31,805	29,180
Depreciation, depletion, and amortization	72,987	52,360	139,957	100,904
Ceiling test write-down of oil and natural gas properties	348,976	—	383,793	—
Interest expense	34,317	37,819	67,709	75,856
Realized and unrealized gains on derivative instruments, net	(34,015)	(40,917)	(63,539)	(4,671)
Other, net	3,455	8,835	30,375	12,457
Total costs, expenses, and other	479,830	111,010	670,521	292,166
Earnings (loss) from continuing operations before income taxes	(344,099)	75,861	(375,857)	61,567
Income tax	167,074	46,757	167,989	42,384
Net earnings (loss) from continuing operations	(511,173)	29,104	(543,846)	19,183
Net earnings from discontinued operations	—	9,870	—	16,461
Net earnings (loss)	$(511,173)	$38,974	(543,846)	35,644
Less: net earnings attributable to noncontrolling interest	—	64	—	64
Net earnings (loss) attributable to Forest Oil Corporation	$(511,173)	$38,910	$(543,846)	$35,580

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(4.44)	$.26	$(4.75)	$.17
Earnings from discontinued operations	—	.08	—	.14
Basic earnings (loss) per common share	$(4.44)	$.34	$(4.75)	$.31

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(4.44)	$.26	$(4.75)	$.17
Earnings from discontinued operations	—	.08	—	.14
Diluted earnings (loss) per common share	$(4.44)	$.34	$(4.75)	$.31

Amounts attributable to Forest Oil Corporation common shareholders:
Net earnings (loss) from continuing operations	$(511,173)	$29,104	$(543,846)	$19,183
Net earnings from discontinued operations	—	9,806	—	16,397
Net earnings (loss)	$(511,173)	$38,910	$(543,846)	$35,580

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings (loss)	$(511,173)	$38,974	$(543,846)	$35,644
Other comprehensive income:
Foreign currency translation gains	—	2,545	—	10,471
Unfunded postretirement benefits, net of tax	186	(71)	373	218
Total other comprehensive income	186	2,474	373	10,689

Total comprehensive income (loss)	(510,987)	41,448	(543,473)	46,333
Less: total comprehensive income attributable to noncontrolling interest	—	494	—	494
Total comprehensive income (loss) attributable to Forest Oil Corporation	$(510,987)	$40,954	$(543,473)	$45,839

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2011	114,526	$11,454	$2,486,994	$(1,287,063)	$(18,272)	$1,193,113
Common stock issued for acquisition of unproved oil and natural gas properties	2,657	266	36,165	—	—	36,431
Employee stock purchase plan	88	9	669	—	—	678
Restricted stock issued, net of forfeitures	1,242	123	(123)	—	—	—
Amortization of stock-based compensation	—	—	13,319	—	—	13,319
Other, net	(274)	(28)	(3,915)	—	—	(3,943)
Net loss	—	—	—	(543,846)	—	(543,846)
Other comprehensive income	—	—	—	—	373	373
Balances at June 30, 2012	118,239	$11,824	$2,533,109	$(1,830,909)	$(17,899)	$696,125

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net earnings (loss)	$(543,846)	$35,644
Less: net earnings from discontinued operations	—	16,461
Net earnings (loss) from continuing operations	(543,846)	19,183
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation, depletion, and amortization	139,957	100,904
Deferred income tax	167,880	13,340
Unrealized (gains) losses on derivative instruments, net	(5,423)	14,010
Ceiling test write-down of oil and natural gas properties	383,793	—
Stock-based compensation expense	9,257	8,077
Accretion of asset retirement obligations	3,195	2,957
Other, net	4,638	4,059
Changes in operating assets and liabilities:
Accounts receivable	19,077	32,941
Other current assets	2,305	10,441
Accounts payable and accrued liabilities	(20,601)	(8,623)
Accrued interest and other current liabilities	16,192	(3,640)
Net cash provided by operating activities of continuing operations	176,424	193,649
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(395,781)	(374,638)
Other fixed assets	(4,910)	(3,559)
Proceeds from sales of assets	1,102	120,634
Net cash used by investing activities of continuing operations	(399,589)	(257,563)
Financing activities:
Proceeds from bank borrowings	443,000	12,000
Repayments of bank borrowings	(200,000)	(12,000)
Payment of debt issue costs	—	(7,924)
Change in bank overdrafts	(20,666)	14,353
Other, net	(1,501)	(4,488)
Net cash provided by financing activities of continuing operations	220,833	1,941
Cash flows of discontinued operations:
Operating cash flows	—	57,234
Investing cash flows	—	(205,274)
Financing cash flows	—	474,367
Net cash provided by discontinued operations	—	326,327
Effect of exchange rate changes on cash	—	(3,350)
Net (decrease) increase in cash and cash equivalents	(2,332)	261,004
Net increase in cash and cash equivalents of discontinued operations	—	(4,434)
Net (decrease) increase in cash and cash equivalents of continuing operations	(2,332)	256,570
Cash and cash equivalents of continuing operations at beginning of period	3,012	217,569
Cash and cash equivalents of continuing operations at end of period	$680	$474,139
Cash paid by continuing operations during the period for:
Interest (net of capitalized amounts)	$61,622	$70,807
Income taxes (net of refunded amounts)	915	31,029
Non-cash investing activities of continuing operations:
Increase in accrued capital expenditures	$5,672	$59,520
Increase in asset retirement costs	2,453	921
Common stock issued for acquisition of unproved oil and natural gas properties	36,431	—
 See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Forest Oil Corporation is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids (“NGL”) primarily in the United States. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. Forest holds assets in several exploration and producing areas in the United States and has exploratory and development interests in two other countries. On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which held Forest’s ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest’s shareholders, by means of a special stock dividend of Lone Pine common shares. Unless the context indicates otherwise, the terms “Forest,” the “Company,” “we,” “our,” and “us,” as used in this Quarterly Report on Form 10-Q, refer to Forest Oil Corporation and its subsidiaries.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011. See Note 10 for more information regarding the results of operations of Lone Pine. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of Forest at June 30, 2012, and the results of its operations, its comprehensive income, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the prices of oil, natural gas, and natural gas liquids and the impact the prices have on Forest’s revenues and the fair values of its derivative instruments.

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

The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil, natural gas, and natural gas liquids reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations, determining impairments of investments in unproved properties and goodwill, valuing deferred tax assets, and estimating fair values of financial instruments, including derivative instruments.

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

Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g., stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and six months ended June 30, 2012. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 as their inclusion would have an antidilutive effect. Unvested performance stock units were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 as no shares would have been issuable under the performance stock unit agreements if June 30, 2011 had been the end of the contingency period under these agreements.

The following reconciles net earnings (loss) as reported in the Condensed Consolidated Statements of Operations to net earnings (loss) used for calculating basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended June 30,
	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings (loss)	$(511,173)	$—	$(511,173)	$29,104	$9,870	$38,974
Net earnings attributable to noncontrolling interest	—	—	—	—	(64)	(64)
Net earnings attributable to participating securities	—	—	—	(542)	(183)	(725)
Net earnings (loss) attributable to common stock for basic earnings per share	$(511,173)	$—	$(511,173)	$28,562	$9,623	$38,185
Adjustment for liability classified stock-based compensation awards	—	—	—	—	(145)	(145)
Net earnings (loss) for diluted earnings per share	$(511,173)	$—	$(511,173)	$28,562	$9,478	$38,040

	Six Months Ended June 30,
	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings (loss)	$(543,846)	$—	$(543,846)	$19,183	$16,461	$35,644
Net earnings attributable to noncontrolling interest	—	—	—	—	(64)	(64)
Net earnings attributable to participating securities	—	—	—	(371)	(316)	(687)
Net earnings (loss) attributable to common stock for basic earnings per share	$(543,846)	$—	$(543,846)	$18,812	$16,081	$34,893
Adjustment for liability classified stock-based compensation awards	—	—	—	—	(102)	(102)
Net earnings (loss) for diluted earnings per share	$(543,846)	$—	$(543,846)	$18,812	$15,979	$34,791

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings (loss) per share	115,107	111,636	114,464	111,490
Dilutive effects of potential common shares	—	540	—	570
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings (loss) per share	115,107	112,176	114,464	112,060

(3) STOCK-BASED COMPENSATION

Equity Incentive Plans

Forest maintains the 2001 and 2007 Stock Incentive Plans (the “Plans”) under which qualified and non-qualified stock options, restricted stock, performance units, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth stock-based compensation of continuing operations for the three and six months ended June 30, 2012 and 2011, and the remaining unamortized amounts and weighted average amortization period as of June 30, 2012.

	Stock Options	Restricted Stock	Performance Units	Phantom Stock Units		Total(1)(2)
	(In Thousands)
Three months ended June 30, 2012:
Total stock-based compensation costs	$—	$4,943	$3,145	$(1,046)		$7,042
Less: stock-based compensation costs capitalized	—	(1,487)	(477)	369		(1,595)
Stock-based compensation costs expensed	$—	$3,456	$2,668	$(677)		$5,447
Six months ended June 30, 2012:
Total stock-based compensation costs	$—	$8,719	$4,357	$(113)		$12,963
Less: stock-based compensation costs capitalized	—	(3,195)	(867)	(130)		(4,192)
Stock-based compensation costs expensed	$—	$5,524	$3,490	$(243)		$8,771
Unamortized stock-based compensation costs	$—	$23,081	$7,178	$4,540	(3)	$34,799
Weighted average amortization period remaining	—	2.1 years	2.0 years	1.6 years		2.0 years
Three months ended June 30, 2011:
Total stock-based compensation costs	$278	$4,763	$767	$(920)		$4,888
Less: stock-based compensation costs capitalized	(155)	(1,937)	(251)	367		(1,976)
Stock-based compensation costs expensed	$123	$2,826	$516	$(553)		$2,912
Six months ended June 30, 2011:
Total stock-based compensation costs	$441	$11,132	$1,406	$(332)		$12,647
Less: stock-based compensation costs capitalized	(226)	(4,528)	(430)	167		(5,017)
Stock-based compensation costs expensed	$215	$6,604	$976	$(165)		$7,630
____________________________________________

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.2 million of compensation cost was recognized for the three and six month periods ended June 30, 2012, respectively, and $.1 million and $.3 million of compensation cost was recognized for the three and six month periods ended June 30, 2011, respectively.

(2)
In addition to the compensation costs set forth in the table above, in June 2011 and March 2012 the Company granted cash-based long-term incentive awards under which $.2 million in compensation cost was recognized during the three months ended June 30, 2012 and a negligible amount of compensation cost was recognized during the three months ended June 30, 2011 and March 31, 2012. These awards vested in June 2012 due to the involuntary termination of the holder of the awards. The awards were comprised of time-based and performance-based components, with cash payout dependent on the change in the market value of Forest’s common stock during the performance period and the total shareholder return on Forest’s common stock in comparison to that of a peer group during the performance period, respectively. As of June 30, 2012, there are no remaining cash-based long-term incentive awards of this type outstanding.

(3)	Based on the closing price of Forest’s common stock on June 30, 2012.

Stock Options

The following table summarizes stock option activity in the Plans for the six months ended June 30, 2012.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2012	1,766,587	$14.55	$2,731	1,766,587
Granted	—	—
Exercised	—	—	—
Cancelled	(11,906)	21.86
Outstanding at June 30, 2012	1,754,681	$14.50	$—	1,754,681
____________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the six months ended June 30, 2012.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(2)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2012	2,474,112	$24.00		655,120	$19.50		1,238,817	$14.32
Awarded	1,506,514	10.20		511,500	14.70		—	—
Vested	(856,107)	19.37	$6,996	(289,920)	18.16	$—	(270,905)	12.17	$2,285
Forfeited	(264,270)	19.66		(181,680)	17.55		(58,524)	15.87
Unvested at June 30, 2012	2,860,249	$18.52		695,020	$17.04		909,388	$14.86
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

(2)
All of the unvested phantom stock units at June 30, 2012 must be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. Of the 270,905 phantom stock units that vested during the six months ended June 30, 2012, 264,825 were settled in cash, while the remaining 6,080 were settled in shares.

(4) DEBT

The components of debt are as follows:

	June 30, 2012			December 31, 2011
	Principal	Unamortized Premium (Discount)	Total	Principal	Unamortized Premium (Discount)	Total
	(In Thousands)
Credit Facility	$348,000	$—	$348,000	$105,000	$—	$105,000
7% Senior Subordinated Notes due 2013	12	—	12	12	—	12
8½% Senior Notes due 2014	600,000	(9,487)	590,513	600,000	(12,389)	587,611
7¼% Senior Notes due 2019	1,000,000	393	1,000,393	1,000,000	421	1,000,421
Total debt	$1,948,012	$(9,094)	$1,938,918	$1,705,012	$(11,968)	$1,693,044
Less: current portion of long-term debt(1)	(12)	—	(12)	—	—	—
Long-term debt	$1,948,000	$(9,094)	$1,938,906	$1,705,012	$(11,968)	$1,693,044
____________________________________________

(1)	Due June 2013.

Bank Credit Facility

As of June 30, 2012, the Company had a $1.5 billion credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., which matures in June 2016. The size of the Credit Facility may be increased by $300.0 million, to a total of $1.8 billion, upon agreement between the applicable lenders and Forest.

Forest’s availability under the Credit Facility is governed by a borrowing base. As of June 30, 2012, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur. A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The borrowing base was reaffirmed at $1.25 billion in April 2012 and the next scheduled redetermination of the borrowing base will occur on or about November 1, 2012. The Credit Facility is collateralized by Forest’s assets, and Forest is required to mortgage and grant a security interest in 75% of the present value of the estimated proved oil and gas properties and related assets of Forest and its U.S. subsidiaries.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that Forest will not permit its ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.5 to 1.0 at any time.

At June 30, 2012, there were outstanding borrowings of $348.0 million under the Credit Facility at a weighted average interest rate of 2.0% and Forest had used the Credit Facility for $1.8 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $900.2 million.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States and Canada. Upon the spin-off of Lone Pine on September 30, 2011, the Company no longer has any operations in Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2012 and 2011, Forest’s continuing operations capitalized $8.8 million and $10.0 million of general and administrative costs (including stock-based compensation), respectively. During the six months ended June 30, 2012 and 2011, Forest’s continuing operations capitalized $20.3 million and $22.1 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended June 30, 2012 and 2011, Forest’s continuing operations capitalized $1.9 million and $2.5 million, respectively, of interest costs attributed to unproved properties. During the six months ended June 30, 2012 and 2011, Forest’s continuing operations capitalized $4.1 million and $4.5 million, respectively, of interest costs attributed to unproved properties.

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

As a result of this limitation on capitalized costs, the accompanying financial statements include provisions for ceiling test write-downs of oil and natural gas property costs for the three and six months ended June 30, 2012 of $349.0 million and $383.8 million, respectively. During the three months ended June 30, 2012, Forest recorded a $349.0 million ceiling test write-down of its United States cost center, primarily due to a decrease in natural gas prices during the quarter. Additional write-downs of the United States cost center may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month natural gas and oil prices used in the calculation of the present value of future net revenue from estimated production of proved oil and gas reserves decline compared to prices used as of June 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center. Due to the expected decline in the prices used in calculating the present value of future net revenue from estimated production of proved oil and gas reserves, Forest anticipates incurring another ceiling test write-down in the third quarter of 2012. During the three months ended March 31, 2012, Forest recorded a $34.8 million ceiling test write-down of its Italian cost center due to an Italian regional regulatory body’s denial of Forest’s environmental impact assessment (“EIA”). Approval of the EIA is necessary in order for Forest to commence production in Italy. Forest is currently appealing the region’s denial; however, in the meantime, Forest determined that it can no longer conclude with reasonable certainty that its Italian natural gas reserves are producible and, therefore, can no longer be classified as proved reserves.

Acquisitions

In February 2012, the Company issued 2.7 million shares of common stock, valued at $36.4 million, pursuant to a lease purchase agreement whereby Forest acquired leases on unproved oil and natural gas properties in the Wolfbone oil play in the Permian Basin in Texas.

(6) INCOME TAXES

A reconciliation of reported income tax attributable to continuing operations to the amount of income tax that would result from applying the United States federal statutory income tax rate to pretax earnings (loss) from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Federal income tax at 35% of earnings (loss) from continuing operations before income taxes	$(120,435)	$26,551	$(131,550)	$21,548
State income taxes, net of federal income tax benefits	(4,154)	891	(4,541)	723
Canadian dividend tax, net of U.S. tax benefit	—	18,460	—	18,460
Effect of federal, state, and foreign tax on permanent items	591	1,092	655	846
Change in valuation allowance	289,898	—	302,504	—
Other	1,174	(237)	921	807
Total income tax	$167,074	$46,757	$167,989	$42,384

(7) FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are set forth in the table below.

	June 30, 2012	December 31, 2011
	Using Significant Other Observable Inputs (Level 2)(1)
	(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$83,530	$79,487
Interest rate	17,407	20,556
Total assets	$100,937	$100,043
Liabilities:
Derivative instruments(2):
Commodity	$24,415	$28,944
Interest rate	—	—
Total liabilities	$24,415	$28,944
____________________________________________

(1)
The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when relevant observable inputs are not available. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2012. The Company’s policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the event or change in circumstances caused the transfer.

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

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	June 30, 2012
			Fair Value Measurements:
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$100,937	$100,937	$—	$100,937
Liabilities:
Derivative instruments	24,415	24,415	—	24,415
Credit Facility	348,000	348,000	—	348,000
8½% Senior Notes due 2014	590,513	630,072	630,072	—
7¼% Senior Notes due 2019	1,000,393	941,780	941,780	—
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

The table below sets forth Forest’s outstanding commodity swaps as of June 30, 2012.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)		NGL (OPIS Refined Products)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl	Barrels Per Day	Weighted Average Hedged Price per Bbl
July 2012 - December 2012(1)	155	$4.63	4,500	$97.26	2,000	$45.22
Calendar 2013	160	3.98	—	—	—	—
____________________________________________

(1)
50 Bbtu per day of 2012 gas swaps with a weighted average hedged price per MMBtu of $5.30 are layered with a written put of $3.53 and a call spread of $4.00 to $4.50. Together with the put and call spread, Forest will receive the $5.30 swap price on 50 Bbtu per day except as follows: Forest will receive (i) NYMEX HH plus $1.77 when NYMEX HH is below $3.53; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above.

In connection with several natural gas and oil swaps entered into, Forest granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas swaps. Under the terms of the commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with Forest before the option period expires. The table below sets forth key provisions of the outstanding options as of June 30, 2012. (As of July 25, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Underlying Barrels Per Day	Underlying Hedged Price per Bbl
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	—	$—
Calendar 2013	December 2012	10	4.01	—	—
Oil Swaptions:
Calendar 2013	December 2012	—	—	2,000	100.00
Calendar 2013	December 2012	—	—	3,000	95.00
Calendar 2014	December 2013	—	—	2,000	110.00
Calendar 2014	December 2013	—	—	1,000	109.00
Calendar 2014	December 2013	—	—	2,000	100.00
Oil Put Options:
Monthly July - Dec 2012	Monthly July - Dec 2012	—	—	5,000	75.00

Interest Rate Derivatives

Forest periodically enters into interest rate derivative instruments in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest’s outstanding fixed-to-floating interest rate swaps as of June 30, 2012.

Interest Rate Swaps
Remaining Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
July 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	June 30, 2012	December 31, 2011
	(In Thousands)
Current assets:
Commodity derivatives:
Derivative instruments	$74,699	$79,487
Interest rate derivatives:
Derivative instruments	10,846	10,134
Total current assets	$85,545	$89,621
Long-term assets:
Commodity derivatives:
Derivative instruments	$8,831	$—
Interest rate derivatives:
Derivative instruments	6,561	10,422
Total long-term assets	$15,392	$10,422
Current liabilities:
Commodity derivatives:
Derivative instruments	$16,670	$28,944
Long-term liabilities:
Commodity derivatives:
Derivative instruments	$7,745	$—

The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as net realized and unrealized (gains) losses on derivative instruments for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Commodity derivatives:
Realized gains	$(31,067)	$(2,271)	$(52,395)	$(12,839)
Unrealized (gains) losses	(2,126)	(30,586)	(8,572)	15,772
Interest rate derivatives:
Realized gains	(2,837)	(2,872)	(5,721)	(5,842)
Unrealized losses (gains)	2,015	(5,188)	3,149	(1,762)
Realized and unrealized gains on derivative instruments, net	$(34,015)	$(40,917)	$(63,539)	$(4,671)

Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of June 30, 2012, all but one of Forest’s derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility.  The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility.  The remaining counterparty, a purchaser of Forest’s natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

The majority of Forest’s derivative counterparties are financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date, the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $79.7 million at June 30, 2012. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At June 30, 2012, Forest owed a net derivative liability to one counterparty, the fair value of which was $3.2 million. In the absence of netting provisions, at June 30, 2012, Forest would be exposed to a risk of loss of $100.9 million under its derivative agreements, and Forest’s derivative counterparties would be exposed to a risk of loss of $24.4 million.

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

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,597	$1,508	$3,195	$2,957
Legal proceeding liabilities	—	6,500	22,847	6,500
Other, net	1,858	827	4,333	3,000
	$3,455	$8,835	$30,375	$12,457

Legal Proceeding Liabilities

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled, Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel has dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant $21.9 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. Forest is seeking to have this arbitration award vacated and believes it has meritorious arguments in support thereof. However, Forest is unable to predict the final outcome in this matter and, during the first quarter of 2012, accrued as a liability, which is classified within “Other current liabilities” in the Condensed Consolidated Balance Sheet, the $21.9 million monetary amount of the decision.

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities. On March 9, 2009, Pacific Energy Resources Ltd. filed for bankruptcy. On March 7, 2011, Pacific Energy Resources Ltd., Pacific Energy Alaska Holdings LLC, and Pacific Energy Alaska Operating LLC filed suit against Forest Oil Corporation and Forest Alaska Holdings LLC in United States Bankruptcy Court in the District of Delaware. In this suit, the plaintiffs claimed that, at the time Forest sold Pacific Energy Resources Ltd. its Alaska assets, those assets were overvalued due to Forest’s alleged nondisclosure, fraud, and negligent misrepresentations and that, as a result, the sales transaction rendered Pacific Energy Resources Ltd. insolvent. The plaintiffs sought to recover over $250.0 million in value from Forest. During the second quarter of 2011, Forest and the plaintiffs in this action reached a settlement whereby the plaintiffs released Forest from all claims and agreed to dismiss the complaint against Forest in exchange for a $6.5 million payment from Forest.

(10) DISCONTINUED OPERATIONS

On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine, which held Forest’s ownership interests in its Canadian operations. In May 2011, as part of a corporate restructuring in anticipation of Lone Pine’s initial public offering, Lone Pine Resources Canada Ltd. (“LPR Canada”), Forest’s former Canadian subsidiary, declared a stock dividend to Forest immediately before Forest’s contribution of LPR Canada to Lone Pine, with such stock dividend resulting in Forest incurring a dividend tax payable to Canadian federal tax authorities of $28.9 million, which Forest paid in June 2011. This dividend tax is classified within “Income tax” in the Condensed Consolidated Statement of Operations. The net proceeds from the initial public offering received by Lone Pine, after deducting underwriting discounts and commissions and offering expenses, were approximately $178.0 million.  Lone Pine used the net proceeds to pay $29.2 million to Forest as partial consideration for Forest’s contribution to Lone Pine of Forest’s direct and indirect interests in its Canadian operations.  Additionally, Lone Pine used the remaining net proceeds and borrowings under Lone Pine’s credit facility to repay Lone Pine’s outstanding indebtedness owed to Forest, consisting of a note payable, intercompany advances, and accrued interest, of $400.5 million.  On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest’s shareholders, by means of a special stock dividend whereby Forest shareholders received 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held.

The table below sets forth the effects of changes in Forest’s ownership interest in Lone Pine on Forest’s equity, during the three and six months ended June 30, 2011 when Forest had an ownership interest in Lone Pine.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In Thousands)
Net earnings attributable to Forest Oil Corporation	$38,910	$35,580
Transfers from (to) the noncontrolling interest:
Increase in Forest Oil Corporation’s capital surplus for sale of 15 million Lone Pine Resources Inc. common shares	112,879	112,879
Change from net earnings attributable to Forest Oil Corporation and transfers from (to) noncontrolling interest	$151,789	$148,459

Lone Pine was a component of Forest with operations and cash flows clearly distinguishable both operationally and for financial reporting purposes from those of Forest. As a result of the spin-off, Lone Pine’s operations and cash flows have been eliminated from the ongoing operations of Forest, and Forest will not have any significant continuing involvement in the operations of Lone Pine. Accordingly, Forest has presented Lone Pine’s results of operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011.

The table below presents the major components of earnings from discontinued operations for the periods presented.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In Thousands)
	(Unaudited)
Total revenues	$51,263	$87,536
Production expenses	13,993	26,448
General and administrative	2,377	5,591
Depreciation, depletion, and amortization	20,962	39,981
Interest expense	1,155	1,239
Unrealized gains on derivative instruments	(5,130)	(5,130)
Realized foreign currency exchange gains	(33,892)	(33,892)
Unrealized foreign currency exchange losses, net	36,360	28,540
Other, net	617	691
Earnings from discontinued operations before tax	14,821	24,068
Income tax	4,951	7,607
Net earnings from discontinued operations	$9,870	$16,461

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 8½% senior notes due 2014 and 7¼% senior notes due 2019 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation (the “Guarantor Subsidiary”), a wholly-owned subsidiary of Forest. Forest’s remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2012					December 31, 2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$576	$2	$102	$—	$680	$1,734	$1	$1,277	$—	$3,012
Accounts receivable	32,477	26,501	2,299	(1,265)	60,012	43,999	34,142	2,201	(1,253)	79,089
Other current assets	187,423	314	645	—	188,382	127,667	313	591	—	128,571
Total current assets	220,476	26,817	3,046	(1,265)	249,074	173,400	34,456	4,069	(1,253)	210,672
Property and equipment, at cost	8,433,261	1,395,315	222,675	—	10,051,251	8,000,466	1,317,917	282,719	—	9,601,102
Less accumulated depreciation, depletion, and amortization	6,230,964	1,140,022	101,936	—	7,472,922	5,782,409	1,102,339	65,238	—	6,949,986
Net property and equipment	2,202,297	255,293	120,739	—	2,578,329	2,218,057	215,578	217,481	—	2,651,116
Investment in subsidiaries	142,587	—	—	(142,587)	—	160,591	—	—	(160,591)	—
Goodwill	216,460	22,960	—	—	239,420	216,460	22,960	—	—	239,420
Due from subsidiaries	156,249	46,702	—	(202,951)	—	214,394	46,944	—	(261,338)	—
Deferred income taxes	98,931	—	27,998	(126,929)	—	312,564	—	25,564	(107,012)	231,116
Other assets	50,507	—	—	—	50,507	48,827	—	—	—	48,827
	$3,087,507	$351,772	$151,783	$(473,732)	$3,117,330	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205,110	$3,025	$5,414	$(1,265)	$212,284	$235,788	$8,846	$4,499	$(1,253)	$247,880
Other current liabilities	103,395	90	6,314	—	109,799	86,618	63	6,276	—	92,957
Total current liabilities	308,505	3,115	11,728	(1,265)	322,083	322,406	8,909	10,775	(1,253)	340,837
Long-term debt	1,938,906	—	—	—	1,938,906	1,693,044	—	—	—	1,693,044
Due to parent and subsidiaries	—	—	202,951	(202,951)	—	—	—	261,338	(261,338)	—
Deferred income taxes	—	126,929	—	(126,929)	—	—	107,012	—	(107,012)	—
Other liabilities	143,971	3,504	12,741	—	160,216	135,730	2,614	15,813	—	154,157
Total liabilities	2,391,382	133,548	227,420	(331,145)	2,421,205	2,151,180	118,535	287,926	(369,603)	2,188,038
Shareholders’ equity	696,125	218,224	(75,637)	(142,587)	696,125	1,193,113	201,403	(40,812)	(160,591)	1,193,113
	$3,087,507	$351,772	$151,783	$(473,732)	$3,117,330	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2012					2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$99,798	$35,485	$411	$—	$135,694	$136,349	$49,530	$714	$—	$186,593
Interest and other	909	(1,387)	—	515	37	541	(1,019)	—	756	278
Equity earnings in subsidiaries	9,195	—	—	(9,195)	—	25,743	—	—	(25,743)	—
Total revenues	109,902	34,098	411	(8,680)	135,731	162,633	48,511	714	(24,987)	186,871
Costs, expenses, and other:
Lease operating expenses	22,153	4,891	90	—	27,134	19,733	3,640	110	—	23,483
Other production expenses	10,594	(86)	47	—	10,555	13,198	2,837	35	—	16,070
General and administrative	15,595	620	206	—	16,421	12,186	604	570	—	13,360
Depreciation, depletion, and amortization	53,534	19,015	438	—	72,987	38,989	12,850	521	—	52,360
Ceiling test write-down of oil and natural gas properties	348,976	—	—	—	348,976	—	—	—	—	—
Interest expense	34,316	(1,523)	1,009	515	34,317	37,819	(1,149)	393	756	37,819
Realized and unrealized gains on derivative instruments, net	(26,320)	(7,604)	(91)	—	(34,015)	(39,968)	(903)	(46)	—	(40,917)
Other, net	1,335	107	2,013	—	3,455	7,793	20	1,022	—	8,835
Total costs, expenses, and other	460,183	15,420	3,712	515	479,830	89,750	17,899	2,605	756	111,010
Earnings (loss) from continuing operations before income taxes	(350,281)	18,678	(3,301)	(9,195)	(344,099)	72,883	30,612	(1,891)	(25,743)	75,861
Income tax	160,892	7,489	(1,307)	—	167,074	33,909	13,699	(851)	—	46,757
Net earnings (loss) from continuing operations	(511,173)	11,189	(1,994)	(9,195)	(511,173)	38,974	16,913	(1,040)	(25,743)	29,104
Net earnings from discontinued operations	—	—	—	—	—	—	—	9,870	—	9,870
Net earnings (loss)	(511,173)	11,189	(1,994)	(9,195)	(511,173)	38,974	16,913	8,830	(25,743)	38,974
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	64	—	64
Net earnings (loss) attributable to Forest Oil Corporation	$(511,173)	$11,189	$(1,994)	$(9,195)	$(511,173)	$38,974	$16,913	$8,766	$(25,743)	$38,910

Comprehensive income (loss)	$(510,987)	$11,189	$(1,994)	$(9,195)	$(510,987)	$41,448	$16,913	$8,830	$(25,743)	$41,448

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2012					2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$206,621	$87,091	$883	$—	$294,595	$253,362	$98,246	$1,295	$—	$352,903
Interest and other	1,687	572	—	(2,190)	69	1,348	62	—	(580)	830
Equity earnings in subsidiaries	(7,599)	—	—	7,599	—	51,735	—	—	(51,735)	—
Total revenues	200,709	87,663	883	5,409	294,664	306,445	98,308	1,295	(52,315)	353,733
Costs, expenses, and other:
Lease operating expenses	45,972	8,579	190	—	54,741	40,269	6,628	216	—	47,113
Other production expenses	24,391	1,191	98	—	25,680	25,344	5,923	60	—	31,327
General and administrative	29,959	1,351	495	—	31,805	27,054	1,213	913	—	29,180
Depreciation, depletion, and amortization	101,403	37,683	871	—	139,957	75,063	24,942	899	—	100,904
Ceiling test write-down of oil and natural gas properties	348,976	—	34,817	—	383,793	—	—	—	—	—
Interest expense	67,708	188	2,003	(2,190)	67,709	75,856	(192)	772	(580)	75,856
Realized and unrealized gains on derivative instruments, net	(50,927)	(12,451)	(161)	—	(63,539)	(4,172)	(498)	(1)	—	(4,671)
Other, net	26,567	197	3,611	—	30,375	10,249	(21)	2,229	—	12,457
Total costs, expenses, and other	594,049	36,738	41,924	(2,190)	670,521	249,663	37,995	5,088	(580)	292,166
Earnings (loss) from continuing operations before income taxes	(393,340)	50,925	(41,041)	7,599	(375,857)	56,782	60,313	(3,793)	(51,735)	61,567
Income tax	150,506	19,917	(2,434)	—	167,989	21,138	22,672	(1,426)	—	42,384
Net earnings (loss) from continuing operations	(543,846)	31,008	(38,607)	7,599	(543,846)	35,644	37,641	(2,367)	(51,735)	19,183
Net earnings from discontinued operations	—	—	—	—	—	—	—	16,461	—	16,461
Net earnings (loss)	(543,846)	31,008	(38,607)	7,599	(543,846)	35,644	37,641	14,094	(51,735)	35,644
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	64	—	64
Net earnings (loss) attributable to Forest Oil Corporation	$(543,846)	$31,008	$(38,607)	$7,599	$(543,846)	35,644	37,641	14,030	(51,735)	35,580

Comprehensive income (loss)	$(543,473)	$31,008	$(38,607)	$7,599	$(543,473)	$46,333	$37,641	$14,094	$(51,735)	$46,333

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2012				2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(536,247)	$31,008	$(38,607)	$(543,846)	$(16,091)	$37,641	$14,094	$35,644
Less: net earnings from discontinued operations	—	—	—	—	—	—	16,461	16,461
Net earnings (loss) from continuing operations	(536,247)	31,008	(38,607)	(543,846)	(16,091)	37,641	(2,367)	19,183
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation, depletion, and amortization	101,403	37,683	871	139,957	75,063	24,942	899	100,904
Deferred income tax	150,397	19,917	(2,434)	167,880	(7,906)	22,672	(1,426)	13,340
Unrealized (gains) losses on derivative instruments, net	(3,649)	(1,751)	(23)	(5,423)	16,693	(2,677)	(6)	14,010
Ceiling test write-down of oil and natural gas properties	348,976	—	34,817	383,793	—	—	—	—
Other, net	17,896	187	(993)	17,090	16,387	159	(1,453)	15,093
Changes in operating assets and liabilities:
Accounts receivable	11,522	7,641	(86)	19,077	19,744	12,723	474	32,941
Other current assets	2,360	(1)	(54)	2,305	10,030	443	(32)	10,441
Accounts payable and accrued liabilities	(19,765)	(1,254)	418	(20,601)	(8,908)	(186)	471	(8,623)
Accrued interest and other current liabilities	16,210	96	(114)	16,192	(3,580)	(241)	181	(3,640)
Net cash provided (used) by operating activities of continuing operations	89,103	93,526	(6,205)	176,424	101,432	95,476	(3,259)	193,649
Investing activities:
Capital expenditures for property and equipment	(312,214)	(80,990)	(7,487)	(400,691)	(318,568)	(56,925)	(2,704)	(378,197)
Proceeds from sales of assets	1,102	—	—	1,102	120,634	—	—	120,634
Net cash used by investing activities of continuing operations	(311,112)	(80,990)	(7,487)	(399,589)	(197,934)	(56,925)	(2,704)	(257,563)
Financing activities:
Proceeds from bank borrowings	443,000	—	—	443,000	12,000	—	—	12,000
Repayments of bank borrowings	(200,000)	—	—	(200,000)	(12,000)	—	—	(12,000)
Change in bank overdrafts	(20,445)	(341)	120	(20,666)	14,139	144	70	14,353
Net activity in investments from subsidiaries	(203)	(12,194)	12,397	—	351,501	(38,698)	(312,803)	—
Other, net	(1,501)	—	—	(1,501)	(12,412)	—	—	(12,412)
Net cash provided (used) by financing activities of continuing operations	220,851	(12,535)	12,517	220,833	353,228	(38,554)	(312,733)	1,941
Cash flows from discontinued operations:
Operating cash flows	—	—	—	—	—	—	57,234	57,234
Investing cash flows	—	—	—	—	—	—	(205,274)	(205,274)
Financing cash flows	—	—	—	—	—	—	474,367	474,367
Net cash provided by discontinued operations	—	—	—	—	—	—	326,327	326,327
Effect of exchange rate changes on cash	—	—	—	—	—	—	(3,350)	(3,350)
Net (decrease) increase in cash and cash equivalents	(1,158)	1	(1,175)	(2,332)	256,726	(3)	4,281	261,004
Net increase in cash and cash equivalents of discontinued operations	—	—	—	—	—	—	(4,434)	(4,434)
Net (decrease) increase in cash and cash equivalents of continuing operations	(1,158)	1	(1,175)	(2,332)	256,726	(3)	(153)	256,570
Cash and cash equivalents of continuing operations at beginning of period	1,734	1	1,277	3,012	216,580	3	986	217,569
Cash and cash equivalents of continuing operations at end of period	$576	$2	$102	$680	$473,306	$—	$833	$474,139

(12) RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison of financial statements prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards by requiring enhanced disclosures, but does not change existing U.S. GAAP, which permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on Forest’s financial position or results of operations, but will require Forest to make enhanced disclosures regarding its derivative instruments.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information under the headings “Forward-Looking Statements” and “Risk Factors” below, and the information included or incorporated by reference in Forest’s 2011 Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

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

On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which held Forest’s ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest’s shareholders, by means of a special stock dividend of Lone Pine common shares. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011.

On June 21, 2012, our President and Chief Executive Officer was terminated.  See Item 1A, “Risk Factors—The recent departure of certain high level management personnel may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.” The Board of Directors appointed Patrick R. McDonald, a Forest director, to serve as interim Chief Executive Officer, effective as of June 21, 2012.  The Board has initiated a search process for a permanent Chief Executive Officer, and has retained a leading executive recruiting firm to assist in the process.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings (loss) from continuing operations (in thousands)	$(511,173)	$29,104	$(543,846)	$19,183
Diluted earnings (loss) per common share from continuing operations	$(4.44)	$.26	$(4.75)	$.17
Adjusted EBITDA from continuing operations (in thousands)(1)	$121,758	$141,878	$247,329	$269,871
____________________________________________

(1)
In addition to reporting net earnings (loss) from continuing operations as defined under generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA from continuing operations, which is a non-GAAP performance measure. See “Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA from continuing operations to reported net earnings (loss) from continuing operations, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Forest recognized a net loss from continuing operations of $511 million and $544 million for the three and six months ended June 30, 2012, respectively, compared to net earnings from continuing operations of $29 million and $19 million in the corresponding periods in 2011. The decreases in each period were primarily due to ceiling test write-downs incurred during the first six months of 2012 and the related increases in valuation allowances recorded on our deferred tax assets. We recorded a $35 million ceiling test write-down of our Italian natural gas properties in the first quarter of 2012 and a $349 million ceiling test write-down of our U.S. oil and natural gas properties in the second quarter of 2012. Primarily in connection with these write-downs, we recorded additional deferred income tax expense of $290 million and $303 million for the three and six months ended June 30, 2012, respectively, as a result of increasing the valuation allowances on our deferred tax assets. See Note 5 to the Condensed Consolidated Financial Statements for more details on ceiling test write-downs, which apply to companies that follow the full cost method of accounting for oil and gas activities. Adjusted EBITDA from continuing operations, which excludes the effects of ceiling test write-downs, changes in valuation allowances, and other non-cash items, decreased $20 million and $23 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011, due primarily to decreases in natural gas and natural gas liquids prices, which were partially offset by an increase in oil production volumes.

Management’s analysis of the individual components of the changes in our quarterly and year-to-date results follows.

Oil, Natural Gas, and Natural Gas Liquids Volumes and Revenues

Oil, natural gas, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices from continuing operations for the three and six months ended June 30, 2012 and 2011 are set forth in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales volumes:
Oil (MBbls)	758	595	1,525	1,110
Natural gas (MMcf)	20,872	21,953	41,765	44,826
NGL (MBbls)	850	822	1,716	1,620
Totals (MMcfe)	30,520	30,455	61,211	61,206
Revenues (in thousands):
Oil	$72,291	$61,485	$151,742	$108,579
Natural gas	38,693	87,780	86,721	174,542
NGL	24,710	37,328	56,132	69,782
Totals	$135,694	$186,593	$294,595	$352,903
Average sales price per unit:
Oil ($/Bbl)	$95.37	$103.34	$99.50	$97.82
Natural gas ($/Mcf)	1.85	4.00	2.08	3.89
NGL ($/Bbl)	29.07	45.41	32.71	43.08
Totals ($/Mcfe)	$4.45	$6.13	$4.81	$5.77

Our reported equivalent sales volumes from continuing operations for the three and six months ended June 30, 2012 were consistent with the corresponding periods in 2011. However, oil and NGL sales volumes increased to 32% of total equivalent sales volumes in both the three and six months ended June 30, 2012 as compared to 28% and 27% of total equivalent sales volumes in the three and six months ended June 30, 2011, respectively. The increase in the percentages is a result of drilling more oil and natural gas liquids-rich wells.

Revenues from oil, natural gas, and NGL were $136 million in the second quarter of 2012 compared to $187 million in the second quarter of 2011. The $51 million decrease was primarily a result of a decline in the market price for all three commodities, particularly natural gas, where the average price realized decreased 54% to $1.85 in the second quarter of 2012 compared to $4.00 in the second quarter of 2011. Revenues from oil, natural gas, and NGL were $295 million in the first six months of 2012 compared to $353 million in the first six months of 2011. The $58 million decrease between the comparable six month periods was primarily due to decreases in natural gas and NGL prices partially offset by a $43 million increase in oil revenues, resulting primarily from a 37% increase in our oil sales volumes.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments as we have elected not to designate our derivative instruments as cash flow hedges. See “Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of production expense from continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$27,134	$23,483	$54,741	$47,113
Production and property taxes	6,940	12,655	18,093	24,261
Transportation and processing costs	3,615	3,415	7,587	7,066
Production expense	$37,689	$39,553	$80,421	$78,440
Production expense per Mcfe:
Lease operating expenses	$.89	$.77	$.89	$.77
Production and property taxes	.23	.42	.30	.40
Transportation and processing costs	.12	.11	.12	.12
Production expense per Mcfe	$1.23	$1.30	$1.31	$1.28

Lease Operating Expenses

Lease operating expenses in the second quarter of 2012 were $27 million, or $.89 per Mcfe, compared to $23 million, or $.77 per Mcfe, in the second quarter of 2011. Lease operating expenses in the first six months of 2012 were $55 million, or $.89 per Mcfe, compared to $47 million, or $.77 per Mcfe, in the first six months of 2011. The increases in lease operating expenses in the 2012 periods as compared to the 2011 periods were primarily due to increases in water disposal costs and an increase in the number of oil wells, which have higher associated lease operating costs.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGL sold, were 5.1% and 6.8% of oil, natural gas, and NGL sales for the three-month periods ended June 30, 2012 and 2011, respectively, and 6.1% and 6.9% for the six-month periods ended June 30, 2012 and 2011, respectively. Normal fluctuations may occur in this percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs in the second quarter of 2012 were $4 million, or $.12 per Mcfe, compared to $3 million, or $.11 per Mcfe, in the second quarter of 2011. Transportation and processing costs in the first six months of 2012 were $8 million, or $.12 per Mcfe, compared to $7 million, or $.12 per Mcfe, in the first six months of 2011.

General and Administrative Expense

The table below sets forth the components of general and administrative expense from continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Stock-based compensation costs	$7,326	$5,038	$13,373	$12,939
Other general and administrative costs	17,860	18,317	38,748	38,329
General and administrative costs capitalized	(8,765)	(9,995)	(20,316)	(22,088)
General and administrative expense	$16,421	$13,360	$31,805	$29,180

General and administrative expense was $16 million in the second quarter of 2012 compared to $13 million in the second quarter of 2011 and was $32 million in the first six months of 2012 compared to $29 million in the first six months of 2011. General and administrative expense in the second quarter of 2012 includes $5 million in accelerated stock-based compensation costs and $2 million in accrued severance costs, which are both related to the termination of Forest’s Chief Executive Officer (“CEO”) on June 21, 2012. The $5 million increase in stock-based compensation costs associated with the termination was partially offset by forfeitures of unvested stock-based compensation awards during the quarter and a decline in Forest’s common stock price, which affects the costs recognized for liability-based stock awards as well as newly issued equity-based awards. The $2 million increase in other general and administrative costs associated with the termination of the CEO was offset by a decrease in accrued bonus compensation and litigation costs in the second quarter of 2012 compared to the second quarter of 2011. The percentage of general and administrative costs capitalized under the full cost method of accounting ranged from 35% to 43% in the periods presented.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the second quarter of 2012 was $73 million, or $2.39 per Mcfe, compared to $52 million, or $1.72 per Mcfe, in the second quarter of 2011. For the first six months of 2012, DD&A was $140 million, or $2.29 per Mcfe, compared to $101 million, or $1.65 per Mcfe, for the first six months of 2011. The increase in DD&A was primarily due to ceiling test write-downs recorded as of December 31, 2008 and March 31, 2009 as well as the sale of oil and gas assets in the fourth quarter of 2009, which together reduced our DD&A rate to $1.25 per Mcfe in the first quarter of 2010. Our DD&A rate has steadily increased thereafter as we have added proved oil and natural gas reserves to our depletable base at per-unit rates that have exceeded $1.25 per Mcfe. The DD&A rate is expected to decrease in the third quarter of 2012 due to the non-cash ceiling test write-down of the United States cost center recorded in the second quarter of 2012.

Ceiling Test Write-Down of Oil and Natural Gas Properties

In the second quarter 2012, we recorded a ceiling test write-down of our United States cost center pursuant to the ceiling test limitation prescribed by the Securities and Exchange Commission (“SEC”) for companies using the full cost method of accounting. The write-down totaled $349 million and was primarily a result of a significant decline in natural gas prices during the quarter. Additional write-downs of the United States cost center may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month natural gas and oil prices used in the calculation of the present value of future net revenue from estimated production of proved oil and gas reserves decline compared to prices used as of June 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center. Due to the expected decline in the prices used in calculating the present value of future net revenue from estimated production of proved oil and gas reserves, we anticipate incurring another ceiling test write-down in the third quarter of 2012.

In April 2012, an Italian regional regulatory body concluded its review of our environmental impact assessment (“EIA”) and denied approval. Approval of the EIA is necessary in order for us to commence production in Italy. We are currently appealing the region’s denial. In the meantime, however, we have determined that we can no longer conclude with reasonable certainty that our Italian natural gas reserves are producible and, therefore, can no longer be classified as proved reserves. The Italian reserves are now classified as probable. Since we received this ruling prior to issuing our March 31, 2012 financial statements, we recorded a ceiling test write-down of our Italian cost center for the three months ended March 31, 2012 of $35 million.

Interest Expense

The table below sets forth interest expense from continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Interest costs	$36,185	$40,366	$71,806	$80,321
Interest costs capitalized	(1,868)	(2,547)	(4,097)	(4,465)
Interest expense	$34,317	$37,819	$67,709	$75,856

Interest expense was $34 million in the second quarter of 2012 compared to $38 million in the second quarter of 2011. Interest expense was $68 million and $76 million for the six months ended June 30, 2012 and 2011, respectively. The decreases of $4 million and $8 million, respectively, in the comparable three and six month periods were primarily attributable to the redemption of $285 million in 8% senior notes in December of 2011, partially offset by an increase in interest costs incurred on borrowings under our credit facility in 2012.

In order to effectively reduce our concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of June 30, 2012, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average interest rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million and $6 million during the three and six month periods ended June 30, 2012 and 2011, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction in interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Realized (gains) losses on derivatives, net:
Oil	$(2,155)	$6,110	$(15)	$8,533
Natural gas	(28,067)	(15,922)	(52,508)	(33,874)
NGL	(845)	7,541	128	12,502
Interest	(2,837)	(2,872)	(5,721)	(5,842)
Subtotal realized gains on derivatives, net	(33,904)	(5,143)	(58,116)	(18,681)
Unrealized (gains) losses on derivatives, net:
Oil	(26,918)	(24,021)	(9,519)	945
Natural gas	30,987	(4,517)	10,467	7,285
NGL	(6,195)	(2,048)	(9,520)	7,542
Interest	2,015	(5,188)	3,149	(1,762)
Subtotal unrealized (gains) losses on derivatives, net	(111)	(35,774)	(5,423)	14,010
Realized and unrealized gains on derivatives, net	$(34,015)	$(40,917)	$(63,539)	$(4,671)

Other, Net

The table below sets forth the components of “Other, net” from continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,597	$1,508	$3,195	$2,957
Legal proceeding liabilities	—	6,500	22,847	6,500
Other, net	1,858	827	4,333	3,000
	$3,455	$8,835	$30,375	$12,457

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

Income Tax

The table below sets forth the current and deferred components of income tax and the effective income tax rates related to continuing operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands, Except Percentages)
Current income tax	$327	$29,443	$109	$29,044
Deferred income tax	166,747	17,314	167,880	13,340
Total income tax	$167,074	$46,757	$167,989	$42,384
Effective income tax rate	(49)%	62%	(45)%	69%

Our effective income tax rate was (49)% and (45)% for the three and six months ended June 30, 2012, respectively, and 62% and 69% for the three and six months ended June 30, 2011, respectively. The significant difference between our United States federal statutory income tax rate of 35% and our effective income tax rate of (49)% and (45)% for the three and six months ended June 30, 2012, respectively, was primarily due to changes in valuation allowances on our deferred tax assets of $290 million and $303 million for the three and six months ended June 30, 2012, respectively. Without these changes to our valuation allowances, our effective income tax rates would have been 36% in each of the 2012 periods presented. The difference between our effective and statutory income tax rates in 2011 was primarily due to a Canadian dividend tax of $29 million that was incurred on a stock dividend declared and paid by our former Canadian subsidiary, Lone Pine Resources Canada Ltd. (“LPR Canada”), to Forest, as parent, immediately before Forest’s contribution of LPR Canada to Lone Pine in conjunction with Lone Pine’s initial public offering. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of income tax computed using the federal statutory income tax rate to income tax computed using our effective income tax rate for each period presented, and “Critical Accounting Policies, Estimates, Judgments, and Assumptions—Valuation of Deferred Tax Assets” for more information on our income taxes and valuation allowance.

Discontinued Operations

The results of operations of Lone Pine are presented as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 due to the spin-off of Lone Pine on September 30, 2011. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the components of discontinued operations.

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

Changes in the market prices for oil, natural gas, and NGL directly impact our level of cash flow generated from operations. For the six months ended June 30, 2012, natural gas accounted for approximately 68% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market prices for oil and NGL. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of July 25, 2012, we had hedged, via commodity swaps, approximately 67 Bcfe of our total projected 2012 production and approximately 58 Bcf of our total projected 2013 production, excluding the volumes underlying outstanding unexercised commodity swaptions and put options. This level of hedging will provide a measure of certainty with respect to the cash flow that we will receive for a portion of our production in 2012 and 2013. However, these hedging activities may result in reduced income or even financial losses to us. In the future, we may determine to increase or decrease our hedging positions. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts including commodity swaptions and put options.

As noted above, the other primary source of liquidity is our credit facility, which had a borrowing base of $1.25 billion as of June 30, 2012. This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets, with the facility maturing in June 2016. See “Bank Credit Facility” below for further details. We had $348 million and $366 million drawn under our credit facility as of June 30, 2012 and July 25, 2012, respectively.

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

We believe that our cash flows provided by operating activities and the funds available under our credit facility will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations. However, if our revenue and cash flow decrease as a result of a deterioration in domestic and global economic conditions, a significant decline in commodity prices, or a continuation of depressed natural gas prices, we may elect to reduce our planned capital expenditures. We recently made such an election when we announced a reduction in capital expenditures for 2012 on July 9, 2012. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations.

Bank Credit Facility

On June 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the ‘‘Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., consisting of a $1.5 billion credit facility maturing in June 2016. Subject to the agreement of us and the applicable lenders, the size of the Credit Facility may be increased by $300 million, to a total of $1.8 billion.

Our availability under the Credit Facility is governed by a borrowing base. As of June 30, 2012, the borrowing base under the Credit Facility was $1.25 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base was reaffirmed at $1.25 billion in April 2012 and the next scheduled redetermination of the borrowing base will occur on or about November 1, 2012.

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that we will not permit our ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.5 to 1.0 at any time. Our ratio of total debt outstanding to EBITDA for the twelve-month period ending June 30, 2012, as calculated in accordance with the Credit Facility, was 3.9. See Item 1A, “Risk Factors—We have substantial indebtedness, and we may incur more debt in the future. Our leverage may materially affect our operations and financial condition” below for certain risks associated with our indebtedness.

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

At June 30, 2012, there were outstanding borrowings of $348 million under the Credit Facility at a weighted average interest rate of 2.0%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $900 million. At July 25, 2012, there were outstanding borrowings of $366 million under the Credit Facility at a weighted average interest rate of 2.0%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $882 million.

From time to time, we engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of July 25, 2012, all but one of our derivative instrument counterparties are lenders, or their affiliates, under our Credit Facility. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facility. See Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk’’ below for additional details concerning our derivative arrangements.

Historical Cash Flow

Net cash provided by operating activities of continuing operations, net cash used by investing activities of continuing operations, and net cash provided by financing activities of continuing operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In Thousands)
Net cash provided by operating activities of continuing operations	$176,424	$193,649
Net cash used by investing activities of continuing operations	(399,589)	(257,563)
Net cash provided by financing activities of continuing operations	220,833	1,941

Net cash provided by operating activities of continuing operations is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The decrease in net cash provided by operating activities of continuing operations in the six months ended June 30, 2012, compared to the same period of 2011, was primarily due to decreased revenue caused by lower natural gas and NGL prices and increased investment in net operating assets (i.e., working capital), partially offset by higher realized gains on commodity derivative instruments, a decrease in current income tax expense, and an increase in oil sales volumes.

The components of net cash used by investing activities of continuing operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(395,781)	$(374,638)
Proceeds from sale of assets	1,102	120,634
Other fixed asset costs	(4,910)	(3,559)
Net cash used by investing activities of continuing operations	$(399,589)	$(257,563)
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

Net cash used by investing activities of continuing operations is primarily comprised of expenditures for the acquisition, exploration, and development of oil and natural gas properties, net of proceeds from the dispositions of oil and natural gas properties and other capital assets. The increase in net cash used by investing activities of continuing operations in the six months ended June 30, 2012, compared to the same period of 2011, was primarily due to a decrease in proceeds from the sale of assets and an increase in exploration, development, and leasehold acquisition cost expenditures during the six months ended June 30, 2012.

The increase in net cash provided by financing activities of continuing operations in the six months ended June 30, 2012, compared to the same period of 2011, was primarily due to net proceeds from bank borrowings of $243 million, partially offset by a $35 million change in bank overdrafts between the two periods.

Capital Expenditures

Expenditures from continuing operations for property exploration, development, and acquisitions were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$365,585	$307,103
Leasehold acquisitions	53,792	106,343
Overhead capitalized	20,316	22,088
Interest capitalized	4,097	4,465
Total capital expenditures(1)	$443,790	$439,999
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including the value of common stock issued for oil and natural gas property acquisitions and stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $3 million and $1 million recorded during the six months ended June 30, 2012 and 2011, respectively.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, JUDGMENTS, AND ASSUMPTIONS

Reference should be made to our 2011 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions” for a discussion of other critical accounting policies in addition to that discussed below.

Valuation of Deferred Tax Assets

We use the asset and liability method of accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial statement carrying values of assets and liabilities and their respective income tax bases (temporary differences). Income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect of a change in tax rates on income tax assets and liabilities is included in earnings in the period in which the change is enacted. The book value of income tax assets is limited to the amount of the tax benefit that is more likely than not to be realized in the future.

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies, and projected future taxable income. If the ultimate realization of deferred tax assets is dependent upon future book income, assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive, as to whether it is more-likely-than-not that a deferred tax asset will be realized.

Negative evidence considered by management included a projected three-year cumulative book loss by the end of 2012, driven primarily by a ceiling test write-down incurred in the second quarter of 2012 as well as our expectation that we will incur another ceiling test write-down in the third quarter of 2012 (based on the commodity prices we expect to use to calculate the net present value of our estimated proved reserves, discounted at 10%, as of September 30, 2012). Positive evidence considered by management included forecasted book income in future years based on expected future oil, natural gas, and NGL production and expected commodity prices based on NYMEX oil and gas futures. Based upon the evaluation of what management determined to be relevant evidence, we have recorded a valuation allowance of $290 million against our U.S. deferred tax assets as of June 30, 2012. Although we expect future book income based on future production and future NYMEX oil and gas prices, oil and gas prices have been highly volatile over recent years, and only a portion of our forecasted production is hedged for the remainder of 2012 and through the end of 2013.

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

We believe the expectations, estimates, projections, forecasts, and assumptions reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations and projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2011 Annual Report on Form 10-K and the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA

In addition to reporting net earnings (loss) from continuing operations as defined under GAAP, we also present adjusted earnings from continuing operations before interest, income taxes, depreciation, depletion, and amortization (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) from continuing operations before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized gains and losses on derivative instruments, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (loss) from continuing operations (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, taxes, depreciation, depletion, amortization, and other items from earnings, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) from continuing operations and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss) from continuing operations, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings (loss) from continuing operations	$(511,173)	$29,104	$(543,846)	$19,183
Income tax expense	167,074	46,757	167,989	42,384
Unrealized (gains) losses on derivative instruments, net	(111)	(35,774)	(5,423)	14,010
Interest expense	34,317	37,819	67,709	75,856
Legal proceeding/severance costs	1,851	6,500	24,698	6,500
Accretion of asset retirement obligations	1,597	1,508	3,195	2,957
Ceiling test write-down of oil and natural gas properties	348,976	—	383,793	—
Depreciation, depletion, and amortization	72,987	52,360	139,957	100,904
Stock-based compensation	6,240	3,604	9,257	8,077
Adjusted EBITDA from continuing operations	$121,758	$141,878	$247,329	$269,871

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed-upon published, third-party index if the index price is lower than the fixed price. If the index price is higher than the fixed price, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2012, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGL (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2012 - December 2012(1)	155	$4.63	$47,432	4,500	$97.26	$9,137	2,000	$45.22	$4,124
Calendar 2013	160	3.98	22,838	—	—	—	—	—	—
_____________________________

(1)
50 Bbtu per day of 2012 gas swaps with a weighted average hedged price per MMBtu of $5.30 are layered with a written put of $3.53 and a call spread of $4.00 to $4.50. Together with the put and call spread, we will receive the $5.30 swap price on 50 Bbtu per day except as follows: we will receive (i) NYMEX HH plus $1.77 when NYMEX HH is below $3.53; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above. The fair value of the written put and call spread derivative instruments as of June 30, 2012 was a liability of $6 million.

Commodity Options

In connection with several natural gas and oil swaps entered into, we granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for our receiving premium hedged prices on the natural gas swaps. Under the terms of our commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with us before the option period expires. The table below sets forth key provisions of the outstanding options as of June 30, 2012. (As of July 25, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Barrels Per Day	Underlying Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	$(1,847)	—	$—	$—
Calendar 2013	December 2012	10	4.01	(628)	—	—	—
Oil Swaptions:
Calendar 2013	December 2012	—	—	—	2,000	100.00	(2,098)
Calendar 2013	December 2012	—	—	—	3,000	95.00	(4,631)
Calendar 2014	December 2013	—	—	—	2,000	110.00	(2,453)
Calendar 2014	December 2013	—	—	—	1,000	109.00	(1,294)
Calendar 2014	December 2013	—	—	—	2,000	100.00	(3,999)
Oil Put Options:
Monthly Jul - Dec 2012	Monthly Jul - Dec 2012	—	—	—	5,000	75.00	(1,550)

The estimated fair value at June 30, 2012 of all our commodity derivative instruments based on various inputs, including published forward prices, was a net asset of approximately $59 million.

Interest Rate Risk

We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of June 30, 2012, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
July 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.5%	$17,407

The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $17 million as of June 30, 2012.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our derivative contracts during the six months ended June 30, 2012, beginning with the fair value of our derivative contracts on December 31, 2011. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil, natural gas, and NGL prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2012 and will depend exclusively on the price of the commodities on the settlement dates specified by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2011	$50,543	$20,556	$71,099
Net increase in fair value	60,967	2,572	63,539
Net contract gains realized	(52,395)	(5,721)	(58,116)
As of June 30, 2012	$59,115	$17,407	$76,522

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Forest’s debt obligations at June 30, 2012.

	2013	2014	2016	2019	Total
	(Dollar Amounts in Thousands)
Bank credit facility:
Principal	$—	$—	$348,000	$—	$348,000
Weighted average variable interest rate	—	—	2.00%	—	2.00%
Senior notes:
Principal	$12	$600,000	$—	$1,000,000	$1,600,012
Fixed interest rate	7.00%	8.50%	—	7.25%	7.72%
Effective interest rate(1)	7.49%	9.47%	—	7.24%	8.08%
____________________________________________

(1)	The effective interest rates on the senior notes differ from the fixed interest rates due to the amortization of related discounts or premiums on the notes.

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

Our Interim Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2012 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities (“PERL”). On March 9, 2009, PERL filed for bankruptcy. As part of the plan of liquidation of its bankruptcy, PERL “abandoned” its interests in many of the Alaska assets sold to it by Forest, including the Trading Bay Unit and Trading Bay Field (“Trading Bay”). At the time of the abandonment of PERL’s interests in Trading Bay, Union Oil Company of California (“Unocal”) was the operator of those assets. On December 2, 2010, Unocal filed a lawsuit styled, Union Oil Company of California v. Forest Oil Corporation. The action is currently pending in the U.S. district court in Anchorage, Alaska. In the lawsuit, the plaintiff complains about PERL’s abandonment of Trading Bay and states that PERL has failed to pay approximately $49 million in joint interest billings owed on those properties to date from the time PERL owned them. The plaintiff claims that Forest is liable for PERL’s share of all joint interest billings owed on Trading Bay, in arrears and in the future, because (1) Forest was the predecessor party to the contracts governing the operations at Trading Bay, (2) Unocal did not agree that, in conjunction with Forest’s sale of its Alaska assets, Forest would be released of its obligations under the Trading Bay contracts, and (3) PERL has defaulted on the joint interest billings owed on Trading Bay since October 2008. As of December 31, 2011, Unocal sold its interest in the Trading Bay assets, including its claims against Forest, to Hilcorp Energy Company, and Hilcorp has now substituted for Unocal as plaintiff in the lawsuit. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit, and we intend to vigorously defend the action.

On May 25, 2012, a lawsuit, styled Augenbaum v. Lone Pine Resources Inc. et al., was brought as a purported class action in the Supreme Court of the State of New York, New York County against Forest, Lone Pine, certain of Lone Pine’s current and former directors and officers (the “Individual Defendants”), and certain underwriters (the “Underwriter Defendants”) of Lone Pine’s initial public offering (the “IPO”), which was completed on June 1, 2011. The complaint alleges that Lone Pine’s registration statement and prospectus issued in connection with the IPO contained untrue statements of material fact or omitted to state material facts relating to forest fires that occurred in Northern Alberta in May 2011 and the rupture of a third party oil sales pipeline in Northern Alberta in April 2011 and the impact of those events on Lone Pine, that the alleged misstatements or omissions violated Section 11 of the Securities Act of 1933 (the “Securities Act”), and that Lone Pine, the Individual Defendants, and the Underwriter Defendants are liable for such violations. The complaint further alleges that the Underwriter Defendants offered and sold Lone Pine’s securities in violation of Section 12(a)(2) of the Securities Act, and the putative class members seek rescission of the securities purchased in the IPO that they continue to own and rescissionary damages for securities that they have sold. Finally, the complaint asserts a claim against Forest under Section 15 of the Securities Act, alleging that Forest was a “control person” of Lone Pine at the time of the IPO. The complaint alleges that the putative class, which purchased shares of Lone Pine’s common stock pursuant and/or traceable to Lone Pine’s registration statement and prospectus, was damaged when the value of the stock declined in August 2011. The complaint does not specify the amount of such damages. Lone Pine has existing obligations to indemnify Forest, the Individual Defendants, and the Underwriter Defendants in connection with the lawsuit. Forest believes that these claims are without merit and intends to defend the claim against it vigorously.

Except as described above and as disclosed in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In addition to the proceedings described above, we are also a party to various other lawsuits, claims, and proceedings in the ordinary course of business. These proceedings are subject to uncertainties inherent in any litigation, and the outcome of these matters is inherently difficult to predict with any certainty. We believe that the amount of any potential loss associated with these proceedings would not be material to our consolidated financial position; however, in the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flow.

Item 1A.  RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.

The recent departure of certain high level management personnel may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.
On June 21, 2012, our Board of Directors terminated the employment of our former Chief Executive Officer.  This termination was preceded on June 12, 2012, by the departure of our former Chief Operating Officer.  Although our Board has engaged an executive recruiting firm to find a new Chief Executive Officer, and has appointed a Board member, Patrick R. McDonald, to serve as interim Chief Executive Officer until a replacement is found, the departure of these officers may cause speculation and uncertainty internally and in the marketplace regarding our future business operations, which may, in turn, cause or result in:

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	disruption of our business or distraction of our employees and management;

•	increased stock price volatility; and

•	difficulty in negotiating, maintaining, or consummating business or strategic relationships or transactions.
If we are unable to promptly locate and hire a new Chief Executive Officer or otherwise mitigate these risks, our revenue, operating results, and financial condition may be adversely impacted.

We have substantial indebtedness, and we may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

As of June 30, 2012, we had a principal amount of long-term indebtedness of $1.95 billion, including $348 million drawn under our bank credit facility. The governing documents of our debt contain covenants and restrictions that require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness.

Our level of debt may have several important effects on our business and operations, among other things, it may:

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

A failure on our part to comply with the financial and other restrictive covenants contained in our bank credit facility and the indentures pertaining to our outstanding senior notes could result in a default under these agreements. Any default under our bank credit facility or indentures could adversely affect our business and our financial condition and results of operations, and would impact our ability to obtain financing in the future. In addition, the borrowing base included in our bank credit facility is subject to periodic redetermination by our lenders. A lowering of our borrowing base could require us to repay indebtedness in excess of the borrowing base.

A higher level of debt will increase the risk that we may default on our financial obligations. Our ability to meet our debt obligations and other expenses will depend on our future performance. Our future performance will be affected by oil and natural gas prices, financial, business, domestic and global economic conditions, governmental regulations and environmental regulations, and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt and other obligations or to meet the financial covenant, we may be required to refinance the debt, sell assets, or sell shares of our stock—all on terms that we do not find attractive, if it can be done at all.

We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our current bank credit facility because of the deterioration of the capital and credit markets and our borrowing base.

Historically, we have used our cash flow from operations and borrowings under our bank credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions or to refinance debt obligations. We currently have a bank credit facility with lender commitments totaling $1.5 billion and a borrowing base set at $1.25 billion. The borrowing base is determined by the lenders periodically and is based on the estimated value of our oil and gas properties using pricing models determined by the lenders at such time. Also, under the terms of our bank credit facility, our borrowing base will be immediately reduced by an amount equal to 25% of the stated principal amount of senior notes issued in the future (excluding any senior notes that Forest may issue to refinance senior notes outstanding on June 30, 2011). In the future, we may not be able to access adequate funding under our bank credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Low commodity prices, particularly for natural gas and natural gas liquids, could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base.

In recent years it has become more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity on terms similar to existing debt or at all, and reduced or, in some cases, ceased to provide any new funding.

Due to these factors, we cannot be certain that funding, if needed, will be available to the extent required, or on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, take advantage of business opportunities, respond to competitive pressures, or refinance our debt obligations as they come due, any of which could have a material adverse effect on our operations and financial results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the second quarter 2012. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock and phantom stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2012	600	$11.74	—	—
May 2012	177,614	8.35	—	—
June 2012	98,218	7.02	—	—
Second Quarter Total	276,432	$7.88	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

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

10.1
Share Purchase and Sale Agreement, effective as of March 31, 2012, by and among African International Energy PLC, Forest Oil Corporation, Anschutz South Africa Corporation, Forest Exploration International (South Africa) (Proprietary) Ltd, and Anschutz Overseas (South Africa (Proprietary) Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed April 13, 2012 (File No. 001-13515).

10.2
Share Purchase and Sale Agreement, effective as of March 31, 2012, by and among African International Energy PLC and Forest Oil Netherlands B.V., incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed April 13, 2012 (File No. 001-13515).

10.3*	Form of SVP Severance Agreement - No Tax Gross Up

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________

*	Filed herewith.
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

FOREST OIL CORPORATION (Registrant)

July 31, 2012	By:	/s/ PATRICK R. MCDONALD
Patrick R. McDonald Interim Chief Executive Officer and Director (on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

/s/ VICTOR A. WIND
	By:	Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

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

10.1
Share Purchase and Sale Agreement, effective as of March 31, 2012, by and among African International Energy PLC, Forest Oil Corporation, Anschutz South Africa Corporation, Forest Exploration International (South Africa) (Proprietary) Ltd, and Anschutz Overseas (South Africa (Proprietary) Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed April 13, 2012 (File No. 001-13515).

10.2
Share Purchase and Sale Agreement, effective as of March 31, 2012, by and among African International Energy PLC and Forest Oil Netherlands B.V., incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed April 13, 2012 (File No. 001-13515).

10.3*	Form of SVP Severance Agreement - No Tax Gross Up

31.1*	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.
____________________________________________

*	Filed herewith.
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