Form 10-Q
period 2012-09-30
FOREST OIL CORP
filed 2012-10-30
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012 there were 118,356,478 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,169	$3,012
Accounts receivable	77,210	79,089
Derivative instruments	43,853	89,621
Other current assets	16,278	38,950
Total current assets	176,510	210,672
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $7,892,873 and $6,901,997	1,774,587	1,923,145
Unproved	442,275	675,995
Net oil and natural gas properties	2,216,862	2,599,140
Other property and equipment, net of accumulated depreciation and amortization of $46,040 and $47,989	16,327	51,976
Assets held for sale	27,373	—
Net property and equipment	2,260,562	2,651,116
Deferred income taxes	9,851	231,116
Goodwill	239,420	239,420
Derivative instruments	5,273	10,422
Other assets	90,762	38,405
	$2,782,378	$3,381,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$189,753	$247,880
Accrued interest	29,663	23,259
Derivative instruments	7,759	28,944
Deferred income taxes	9,851	20,172
Current portion of long-term debt	296,002	—
Other current liabilities	20,743	20,582
Total current liabilities	553,771	340,837
Long-term debt	1,796,369	1,693,044
Asset retirement obligations	79,133	77,898
Derivative instruments	16,640	—
Other liabilities	93,688	76,259
Total liabilities	2,539,601	2,188,038
Shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 118,225,731 and 114,525,673 shares issued and outstanding	11,823	11,454
Capital surplus	2,538,129	2,486,994
Accumulated deficit	(2,289,461)	(1,287,063)
Accumulated other comprehensive loss	(17,714)	(18,272)
Total shareholders’ equity	242,777	1,193,113
	$2,782,378	$3,381,151
See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Oil, natural gas, and natural gas liquids sales	$156,014	$174,012	$450,609	$526,915
Interest and other	54	109	123	939
Total revenues	156,068	174,121	450,732	527,854
Costs, expenses, and other:
Lease operating expenses	27,426	23,480	82,167	70,593
Production and property taxes	8,842	7,926	26,935	32,187
Transportation and processing costs	3,580	3,197	11,167	10,263
General and administrative	13,416	19,942	45,221	49,122
Depreciation, depletion, and amortization	73,845	54,323	213,802	155,227
Ceiling test write-down of oil and natural gas properties	329,957	—	713,750	—
Impairment of properties	79,529	—	79,529	—
Interest expense	36,223	37,225	103,932	113,081
Realized and unrealized losses (gains) on derivative instruments, net	22,795	(65,961)	(40,744)	(70,632)
Other, net	11,727	(177)	42,102	12,280
Total costs, expenses, and other	607,340	79,955	1,277,861	372,121
Earnings (loss) from continuing operations before income taxes	(451,272)	94,166	(827,129)	155,733
Income tax	7,280	34,556	175,269	76,940
Net earnings (loss) from continuing operations	(458,552)	59,610	(1,002,398)	78,793
Net earnings from discontinued operations	—	28,108	—	44,569
Net earnings (loss)	(458,552)	87,718	(1,002,398)	123,362
Less: net earnings attributable to noncontrolling interest	—	4,923	—	4,987
Net earnings (loss) attributable to Forest Oil Corporation common shareholders	$(458,552)	$82,795	$(1,002,398)	$118,375

Basic earnings (loss) per common share attributable to Forest Oil Corporation common shareholders:
Earnings (loss) from continuing operations	$(3.97)	$.52	$(8.73)	$.69
Earnings from discontinued operations	—	.20	—	.35
Basic earnings (loss) per common share	$(3.97)	$.72	$(8.73)	$1.04

Diluted earnings (loss) per common share attributable to Forest Oil Corporation common shareholders:
Earnings (loss) from continuing operations	$(3.97)	$.52	$(8.73)	$.69
Earnings from discontinued operations	—	.20	—	.34
Diluted earnings (loss) per common share	$(3.97)	$.72	$(8.73)	$1.03

Amounts attributable to Forest Oil Corporation common shareholders:
Net earnings (loss) from continuing operations	$(458,552)	$59,610	$(1,002,398)	$78,793
Net earnings from discontinued operations	—	23,185	—	39,582
Net earnings (loss)	$(458,552)	$82,795	$(1,002,398)	$118,375

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings (loss)	$(458,552)	$87,718	$(1,002,398)	$123,362
Other comprehensive income (loss):
Foreign currency translation losses	—	(38,234)	—	(27,763)
Unfunded postretirement benefits, net of tax	185	93	558	311
Total other comprehensive income (loss)	185	(38,141)	558	(27,452)
Total comprehensive income (loss)	(458,367)	49,577	(1,001,840)	95,910
Less: total comprehensive loss attributable to noncontrolling interest	—	(1,824)	—	(1,330)
Total comprehensive income (loss) attributable to Forest Oil Corporation common shareholders	$(458,367)	$51,401	$(1,001,840)	$97,240

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2011	114,526	$11,454	$2,486,994	$(1,287,063)	$(18,272)	$1,193,113
Common stock issued for acquisition of unproved oil and natural gas properties	2,657	266	36,165	—	—	36,431
Employee stock purchase plan	128	13	907	—	—	920
Restricted stock issued, net of forfeitures	1,198	120	(120)	—	—	—
Amortization of stock-based compensation	—	—	18,181	—	—	18,181
Other, net	(283)	(30)	(3,998)	—	—	(4,028)
Net loss	—	—	—	(1,002,398)	—	(1,002,398)
Other comprehensive income	—	—	—	—	558	558
Balances at September 30, 2012	118,226	$11,823	$2,538,129	$(2,289,461)	$(17,714)	$242,777

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net earnings (loss)	$(1,002,398)	$123,362
Less: net earnings from discontinued operations	—	44,569
Net earnings (loss) from continuing operations	(1,002,398)	78,793
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation, depletion, and amortization	213,802	155,227
Deferred income tax	208,990	46,724
Unrealized losses (gains) on derivative instruments, net	46,372	(40,538)
Ceiling test write-down of oil and natural gas properties	713,750	—
Impairment of properties	79,529	—
Stock-based compensation expense	12,227	17,809
Accretion of asset retirement obligations	4,914	4,496
Other, net	6,438	6,074
Changes in operating assets and liabilities:
Accounts receivable	9,070	29,686
Other current assets	4,426	8,262
Accounts payable and accrued liabilities	2,182	(5,096)
Accrued interest and other	(13,477)	3,977
Net cash provided by operating activities of continuing operations	285,825	305,414
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(598,882)	(656,894)
Other fixed assets	(6,011)	(4,370)
Proceeds from sales of assets	8,902	120,956
Net cash used by investing activities of continuing operations	(595,991)	(540,308)
Financing activities:
Proceeds from bank borrowings	651,000	12,000
Repayments of bank borrowings	(756,000)	(12,000)
Issuance of senior notes, net of issuance costs	491,250	—
Payment of debt issue costs	(872)	(8,198)
Change in bank overdrafts	(37,716)	(20,660)
Other, net	(1,339)	(4,109)
Net cash provided (used) by financing activities of continuing operations	346,323	(32,967)
Cash flows of discontinued operations:
Operating cash flows	—	101,292
Investing cash flows	—	(255,470)
Financing cash flows	—	478,324
Net cash provided by discontinued operations	—	324,146
Effect of exchange rate changes on cash	—	(3,476)
Net increase in cash and cash equivalents	36,157	52,809
Net increase in cash and cash equivalents of discontinued operations	—	(289)
Net increase in cash and cash equivalents of continuing operations	36,157	52,520
Cash and cash equivalents of continuing operations at beginning of period	3,012	217,569
Cash and cash equivalents of continuing operations at end of period	$39,169	$270,089
Cash paid by continuing operations during the period for:
Interest (net of capitalized amounts)	$88,619	$94,398
Income taxes (net of refunded amounts)	979	31,523
Non-cash investing activities of continuing operations:
Increase (decrease) in accrued capital expenditures	$(22,878)	$38,927
Increase in asset retirement costs	4,786	2,553
Common stock issued for acquisition of unproved oil and natural gas properties	36,431	—
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

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. As a result of the spin-off, Lone Pine’s results of operations are reported as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011. See Note 10 for more information regarding the results of operations of Lone Pine. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of Forest at September 30, 2012, and the results of its operations, its comprehensive income, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the prices of oil, natural gas, and natural gas liquids and the impact the prices have on Forest’s revenues and the fair values of its derivative instruments.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the 2012 financial statement presentation.

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, filed with Forest’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission (“SEC”).

(2) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings (loss) per share is required to be used since Forest has participating securities. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest’s stock incentive plans have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest’s stock incentive plans also have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options issued under Forest’s stock incentive plans do not participate in dividends. Performance units issued under Forest’s stock incentive plans do not participate in dividends in their current form. Holders of performance units participate in dividends paid during the performance units’ vesting period only after the performance units vest and common shares have been earned by the holders of the performance units. Performance units may vest with no common shares being earned, depending on Forest’s shareholder return over the performance units’ vesting period in relation to the shareholder returns of specified peer companies. See Note 3 for more information on Forest’s stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g., stock options, unvested restricted stock grants, unvested phantom stock units that may be settled in shares, and unvested performance units). No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2012. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 as their inclusion would have an antidilutive effect. Unvested performance stock units were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 as no shares would have been earned under the performance stock unit agreements if September 30, 2011 had been the end of the vesting period under these agreements.

The following reconciles net earnings (loss) as reported in the Condensed Consolidated Statements of Operations to net earnings (loss) used for calculating basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended September 30,
	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings (loss)	$(458,552)	$—	$(458,552)	$59,610	$28,108	$87,718
Net earnings attributable to noncontrolling interest	—	—	—	—	(4,923)	(4,923)
Net earnings attributable to participating securities	—	—	—	(1,341)	(522)	(1,863)
Net earnings (loss) attributable to common stock for basic earnings per share	$(458,552)	$—	$(458,552)	$58,269	$22,663	$80,932
Adjustment for liability classified stock-based compensation awards	—	—	—	—	(603)	(603)
Net earnings (loss) for diluted earnings per share	$(458,552)	$—	$(458,552)	$58,269	$22,060	$80,329

	Nine Months Ended September 30,
	2012			2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In Thousands)
Net earnings (loss)	$(1,002,398)	$—	$(1,002,398)	$78,793	$44,569	$123,362
Net earnings attributable to noncontrolling interest	—	—	—	—	(4,987)	(4,987)
Net earnings attributable to participating securities	—	—	—	(1,606)	(807)	(2,413)
Net earnings (loss) attributable to common stock for basic earnings per share	$(1,002,398)	$—	$(1,002,398)	$77,187	$38,775	$115,962
Adjustment for liability classified stock-based compensation awards	—	—	—	—	(707)	(707)
Net earnings (loss) for diluted earnings per share	$(1,002,398)	$—	$(1,002,398)	$77,187	$38,068	$115,255

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings (loss) per share	115,417	111,810	114,784	111,598
Dilutive effects of potential common shares	—	352	—	521
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings (loss) per share	115,417	112,162	114,784	112,119

(3) STOCK-BASED COMPENSATION

Equity Incentive Plans

Forest maintains the 2001 and 2007 Stock Incentive Plans (the “Plans”) under which qualified and non-qualified stock options, restricted stock, performance units, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth stock-based compensation of continuing operations for the three and nine months ended September 30, 2012 and 2011, and the remaining unamortized amounts and weighted average amortization period as of September 30, 2012.

	Stock Options	Restricted Stock	Performance Units	Phantom Stock Units		Total(1)
	(In Thousands)
Three months ended September 30, 2012:
Total stock-based compensation costs	$—	$3,500	$1,273	$909		$5,682
Less: stock-based compensation costs capitalized	—	(1,435)	(455)	(402)		(2,292)
Stock-based compensation costs expensed	$—	$2,065	$818	$507		$3,390
Nine months ended September 30, 2012:
Total stock-based compensation costs	$—	$12,219	$5,630	$796		$18,645
Less: stock-based compensation costs capitalized	—	(4,630)	(1,322)	(532)		(6,484)
Stock-based compensation costs expensed	$—	$7,589	$4,308	$264		$12,161
Unamortized stock-based compensation costs	$—	$19,517	$5,978	$4,618	(2)	$30,113
Weighted average amortization period remaining	—	1.9 years	1.7 years	1.5 years		1.8 years
Three months ended September 30, 2011:
Total stock-based compensation costs	$1,095	$15,434	$775	$(1,456)		$15,848
Less: stock-based compensation costs capitalized	(437)	(6,994)	(253)	529		(7,155)
Stock-based compensation costs expensed	$658	$8,440	$522	$(927)		$8,693
Nine months ended September 30, 2011:
Total stock-based compensation costs	$1,536	$26,566	$2,181	$(1,788)		$28,495
Less: stock-based compensation costs capitalized	(663)	(11,522)	(683)	696		(12,172)
Stock-based compensation costs expensed	$873	$15,044	$1,498	$(1,092)		$16,323
____________________________________________

(1)
The Company also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.3 million of compensation cost was recognized for the three and nine month periods ended September 30, 2012, respectively, and $.1 million and $.4 million of compensation cost was recognized for the three and nine month periods ended September 30, 2011, respectively.

(2)	Based on the closing price of Forest’s common stock on September 30, 2012.

Stock Options

The following table summarizes stock option activity in the Plans for the nine months ended September 30, 2012.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2012	1,766,587	$14.55	$2,731	1,766,587
Granted	—	—
Exercised	—	—	—
Cancelled	(879,843)	11.08
Outstanding at September 30, 2012	886,744	$17.99	$—	886,744
____________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the nine months ended September 30, 2012.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(2)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2012	2,474,112	$24.00		655,120	$19.50		1,238,817	$14.32
Awarded	1,524,594	10.16		511,500	14.70		—	—
Vested	(891,207)	19.46	$7,236	(323,760)	18.18	$—	(274,897)	12.23	$2,313
Forfeited	(326,430)	19.20		(181,680)	17.55		(73,249)	15.71
Unvested at September 30, 2012	2,781,069	$18.43		661,180	$16.97		890,671	$14.85
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

(2)
All of the unvested phantom stock units at September 30, 2012 must be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. Of the 274,897 phantom stock units that vested during the nine months ended September 30, 2012, 268,817 were settled in cash, while the remaining 6,080 were settled in shares.

(4) DEBT

The components of debt are as follows:

	September 30, 2012			December 31, 2011
	Principal	Unamortized Premium (Discount)	Total	Principal	Unamortized Premium (Discount)	Total
	(In Thousands)
Credit Facility	$—	$—	$—	$105,000	$—	$105,000
7% Senior Subordinated Notes due 2013	12	—	12	12	—	12
8½% Senior Notes due 2014(1)	600,000	(8,020)	591,980	600,000	(12,389)	587,611
7¼% Senior Notes due 2019	1,000,000	379	1,000,379	1,000,000	421	1,000,421
7½% Senior Notes due 2020	500,000	—	500,000	—	—	—
Total debt	$2,100,012	$(7,641)	$2,092,371	$1,705,012	$(11,968)	$1,693,044
Less: current portion of long-term debt(1)	(300,012)	4,010	(296,002)	—	—	—
Long-term debt	$1,800,000	$(3,631)	$1,796,369	$1,705,012	$(11,968)	$1,693,044
____________________________________________

(1)
In September 2012, the Company irrevocably called $300.0 million (50% of the aggregate principal amount) of the 8½% senior notes due 2014 and redeemed those called notes in October 2012 at 110.24% of par, recognizing a loss of $36.3 million upon redemption.

Bank Credit Facility

As of September 30, 2012, the Company had a $1.5 billion credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Administrative Agent”), which matures in June 2016. The size of the Credit Facility may be increased by $300.0 million, to a total of $1.8 billion, upon agreement between the applicable lenders and Forest.

Forest’s availability under the Credit Facility is governed by a borrowing base. As of September 30, 2012, the borrowing base under the Credit Facility was $1.20 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur, such as if Forest or any of its Restricted Subsidiaries (as defined in the Credit Facility) issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that Forest or any of its Restricted Subsidiaries may issue to refinance then-existing senior notes. This was the case in September 2012, when the borrowing base was reduced by $50.0 million from $1.25 billion to $1.20 billion. The borrowing base is also subject to automatic adjustment if Forest or any of its Restricted Subsidiaries sell oil and natural gas properties included in the borrowing base, as applicable, having a fair market value in excess of 10% of the borrowing base then in effect. In this case, the borrowing base would be reduced by an amount either (i) equal to the percentage of the borrowing base attributable to the sold properties, as determined by the Administrative Agent, or (ii) if none of the borrowing base is attributable to the sold properties, a value agreed upon by Forest and the required lenders. Forest expects the sale of its south Louisiana properties for $220.0 million, discussed in Note 5 below, will result in an approximate $80.0 million reduction to its borrowing base when the transaction closes.

Effective October 5, 2012, the lenders completed the most recent scheduled semi-annual redetermination of the borrowing base, reducing the borrowing base to $1.15 billion. The next scheduled semi-annual redetermination of the borrowing base will occur on or about May 1, 2013. A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The Credit Facility is collateralized by Forest’s assets, and Forest is required to mortgage and grant a security interest in 75% of the present value of the estimated proved oil and gas properties and related assets of Forest and its U.S. subsidiaries.

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

At September 30, 2012, there were no outstanding borrowings under the Credit Facility.

7½% Senior Notes Due 2020

On September 17, 2012, Forest issued $500.0 million in principal amount of 7½% senior notes due 2020 (the “7½% Notes”) at par for net proceeds of $491.3 million, after deducting initial purchaser discounts. Net proceeds from the 7½% Notes were used to redeem $300.0 million in principal amount of the 8½% senior notes due 2014 at 110.24% of par in October 2012 (after the required notice of redemption period elapsed), with the balance of the net proceeds used to reduce outstanding borrowings under the Credit Facility. Prior to redeeming a portion of the 8½% senior notes due 2014, the net proceeds were used to temporarily reduce outstanding borrowings under the Credit Facility. Interest on the 7½% Notes is payable semiannually on March 15 and September 15.

The 7½% Notes are redeemable, at Forest’s option, at the prices set forth below, expressed as percentages of the principal amount redeemed, plus accrued but unpaid interest, if redeemed during the 12-month period beginning on or after September 15 of the years indicated below:

2016	103.75%
2017	101.88%
2018 and thereafter	100.00%

Forest may also redeem the 7½% Notes, in whole or in part, at any time prior to September 15, 2016, at a price equal to the principal amount plus a make-whole premium, calculated using the applicable Treasury yield plus 0.5%, plus accrued but unpaid interest. In addition, prior to September 15, 2015, Forest may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 7½% Notes with the net proceeds of certain equity offerings at 107.5% of the principal amount of the 7½% Notes, plus any accrued but unpaid interest, if at least 65% of the aggregate principal amount of the 7½% Notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States and Canada. Concurrent with the spin-off of Lone Pine on September 30, 2011, the Company no longer has any operations in Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2012 and 2011, Forest capitalized $9.3 million and $15.8 million, respectively, of general and administrative costs (including stock-based compensation) related to its continuing operations. During the nine months ended September 30, 2012 and 2011, Forest capitalized $29.6 million and $37.9 million, respectively, of general and administrative costs (including stock-based compensation) related to its continuing operations. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During the three months ended September 30, 2012 and 2011, Forest capitalized $1.7 million and $3.0 million, respectively, of interest costs attributed to the unproved properties of its continuing operations. During the nine months ended September 30, 2012 and 2011, Forest capitalized $5.8 million and $7.5 million, respectively, of interest costs attributed to the unproved properties of its continuing operations.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

During the quarter ended September 30, 2012, Forest recorded a $66.9 million impairment of its unproved properties in South Africa. After several unsuccessful attempts to sell the South African properties, Forest determined that it would likely not recover the carrying amount of its investment in these properties. Because Forest has no proved reserves in South Africa, the impairment was reported as a period expense rather than being added to the costs to be amortized and is included in the Condensed Consolidated Statements of Operations within the “Impairment of properties” line item.

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

As a result of this limitation on capitalized costs, the accompanying financial statements include provisions for ceiling test write-downs of oil and natural gas property costs for the three and nine months ended September 30, 2012 of $330.0 million and $713.8 million, respectively. During the three months ended September 30, 2012, Forest recorded a $330.0 million ceiling test write-down of its United States cost center and during the three months ended June 30, 2012, Forest recorded a $349.0 million ceiling test write-down of its United States cost center. Both of these ceiling test write-downs resulted primarily from a decrease in natural gas and natural gas liquids prices. During the three months ended March 31, 2012, Forest recorded a $34.8 million ceiling test write-down of its Italian cost center due to an Italian regional regulatory body’s denial of Forest’s environmental impact assessment (“EIA”). Approval of the EIA is necessary in order for Forest to commence production in Italy. Forest is currently appealing the region’s denial; however, in the meantime, Forest determined that it can no longer conclude with reasonable certainty that its Italian natural gas reserves are producible and, therefore, can no longer be classified as proved reserves. Additional write-downs of the United States cost center may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, or NGL prices used in the calculation of the present value of future net revenue from estimated production of proved oil and natural gas reserves decline compared to prices used as of September 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

Divestitures

In August 2012, the Company entered into an agreement to sell the majority of its East Texas natural gas gathering assets for $34.0 million in cash. Forest can also earn up to $9.0 million of additional performance payments contingent on future activity. The transaction is expected to close on October 31, 2012 and is subject to customary closing conditions and purchase price adjustments, including effective date and title defect adjustments. In conjunction with the sale, Forest entered into a ten-year natural gas gathering agreement with the buyer under which Forest will pay market-based gathering rates and commit the production from its existing and future operated wells located within five miles of the current configuration of the gathering system. As of September 30, 2012, these assets are presented in the Condensed Consolidated Balance Sheet as assets held for sale and were written down to their estimated fair value less cost to sell of $27.4 million, with a $12.7 million impairment charge included in the Condensed Consolidated Statements of Operations within the “Impairment of properties” line item. Forest determined that the estimated cash proceeds from the sale of these assets approximates the fair value of the assets since the sales agreement was negotiated at arm’s length with an unrelated third-party. This non-recurring fair value measurement is categorized within the Level 3 fair value hierarchy (see Note 7 for more information on the fair value hierarchy). Since there will be a continuation of cash flows between Forest and the disposed component by way of the natural gas gathering agreement, these assets do not qualify for discontinued operations reporting. Forest intends to use the proceeds from this divestiture to repay outstanding borrowings under the Credit Facility.

In October 2012, Forest entered into an agreement to sell all of its oil and natural gas properties located in south Louisiana for $220.0 million in cash. The transaction is expected to close in November 2012, subject to customary closing conditions and purchase price adjustments. Forest intends to use the proceeds from this divestiture to repay outstanding borrowings under the Credit Facility.

During the three and nine months ended September 30, 2012, Forest also sold miscellaneous oil and natural gas properties for proceeds of $7.8 million and $8.8 million, respectively.

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

(6) INCOME TAXES

A reconciliation of reported income tax attributable to continuing operations to the amount of income tax that would result from applying the United States federal statutory income tax rate to pretax earnings (loss) from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Federal income tax at 35% of earnings (loss) from continuing operations before income taxes	$(157,945)	$32,958	$(289,495)	$54,507
State income taxes, net of federal income tax benefits	(5,442)	1,107	(9,983)	1,830
Canadian dividend tax, net of U.S. tax benefit	—	—	—	18,460
Effect of federal, state, and foreign tax on permanent items	342	1,397	997	2,243
Change in valuation allowance	170,065	—	472,569	—
Other	260	(906)	1,181	(100)
Total income tax	$7,280	$34,556	$175,269	$76,940

(7) FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are set forth in the table below.

	September 30, 2012	December 31, 2011
	Using Significant Other Observable Inputs (Level 2)(1)
	(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$33,282	$79,487
Interest rate	15,844	20,556
Total assets	$49,126	$100,043
Liabilities:
Derivative instruments(2):
Commodity	$24,399	$28,944
Interest rate	—	—
Total liabilities	$24,399	$28,944
____________________________________________

(1)
The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when relevant observable inputs are not available. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2012. The Company’s policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the event or change in circumstances caused the transfer.

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

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	September 30, 2012
			Fair Value Measurements:
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$49,126	$49,126	$—	$49,126
Liabilities:
Derivative instruments	24,399	24,399	—	24,399
8½% Senior Notes due 2014	591,980	651,000	651,000	—
7¼% Senior Notes due 2019	1,000,379	990,000	990,000	—
7½% Senior Notes due 2020	500,000	497,190	497,190	—
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

The table below sets forth Forest’s outstanding commodity swaps as of September 30, 2012.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)		NGL (OPIS Refined Products)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl	Barrels Per Day	Weighted Average Hedged Price per Bbl
October 2012 - December 2012(1)	155	$4.63	4,500	$97.26	2,000	$45.22
Calendar 2013	160	3.98	4,000	95.53	—	—
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

In connection with several natural gas and oil swaps entered into, Forest granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas and oil swaps. Under the terms of the commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with Forest before the option expires. The table below sets forth key provisions of the outstanding options as of September 30, 2012. (As of October 24, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Underlying Barrels Per Day	Underlying Hedged Price per Bbl
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	—	$—
Calendar 2013	December 2012	10	4.01	—	—
Oil Swaptions:
Calendar 2013	December 2012	—	—	2,000	95.00
Calendar 2014	December 2013	—	—	2,000	110.00
Calendar 2014	December 2013	—	—	1,000	109.00
Calendar 2014	December 2013	—	—	2,000	100.00
Calendar 2015	December 2014	—	—	3,000	100.00
Oil Put Options:
Monthly Oct - Dec 2012	Monthly Oct - Dec 2012	—	—	5,000	75.00

Derivative Instruments Entered Into Subsequent to September 30, 2012
Subsequent to September 30, 2012, through October 24, 2012, we entered into the following derivative agreements:

Commodity Swaps
	Natural Gas (NYMEX HH)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu
Calendar 2014(1)	40	$4.50
____________________________________

(1)
In connection with entering into these natural gas swaps with premium hedged prices, Forest granted options to the counterparties to enter into gas swaps with Forest for Calendar 2014 covering 40 Bbtu per day at a weighted average hedged price per MMBtu of $4.50, with such options expiring in December 2013.

Interest Rate Derivatives

Forest periodically enters into interest rate derivative instruments in an attempt to manage the mix of fixed and floating interest rates within its debt portfolio. The Company has elected not to designate its derivatives as hedging instruments. As such, the Company recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations. The table below sets forth Forest’s outstanding fixed-to-floating interest rate swaps as of September 30, 2012.

Interest Rate Swaps
Remaining Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate
October 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%

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

	September 30, 2012	December 31, 2011
	(In Thousands)
Current assets:
Commodity derivatives:
Derivative instruments	$32,369	$79,487
Interest rate derivatives:
Derivative instruments	11,484	10,134
Total current assets	$43,853	$89,621
Long-term assets:
Commodity derivatives:
Derivative instruments	$913	$—
Interest rate derivatives:
Derivative instruments	4,360	10,422
Total long-term assets	$5,273	$10,422
Current liabilities:
Commodity derivatives:
Derivative instruments	$7,759	$28,944
Long-term liabilities:
Commodity derivatives:
Derivative instruments	$16,640	$—

The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as net realized and unrealized (gains) losses on derivative instruments for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Commodity derivatives:
Realized gains	$(26,242)	$(8,639)	$(78,637)	$(21,478)
Unrealized losses (gains)	50,231	(51,886)	41,659	(36,113)
Interest rate derivatives:
Realized gains	(2,758)	(2,774)	(8,479)	(8,616)
Unrealized losses (gains)	1,564	(2,662)	4,713	(4,425)
Realized and unrealized losses (gains) on derivative instruments, net	$22,795	$(65,961)	$(40,744)	$(70,632)

Due to the volatility of natural gas and liquids prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of September 30, 2012, all but one of Forest’s derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility.  The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility.  The remaining counterparty, a purchaser of Forest’s natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

The majority of Forest’s derivative counterparties are financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date, the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $28.7 million at September 30, 2012. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At September 30, 2012, Forest owed a net derivative liability to three counterparties, the fair value of which was $4.0 million. In the absence of netting provisions, at September 30, 2012, Forest would be exposed to a risk of loss of $49.1 million under its derivative agreements, and Forest’s derivative counterparties would be exposed to a risk of loss of $24.4 million.

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

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,719	$1,539	$4,914	$4,496
Legal proceeding liabilities	6,404	—	29,251	6,500
Other, net	3,604	(1,716)	7,937	1,284
	$11,727	$(177)	$42,102	$12,280

Legal Proceeding Liabilities

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled, Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel has dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant $22.8 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. Forest is seeking to have this judgment reversed on appeal and believes it has meritorious arguments in support thereof. However, Forest is unable to predict the final outcome in this matter and has accrued a liability, which is classified within “Other liabilities” in the Condensed Consolidated Balance Sheet, of $22.8 million for this matter.

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities (“PERL”). On March 9, 2009, PERL filed for bankruptcy. As part of the plan of liquidation of its bankruptcy, PERL “abandoned” its interests in many of the Alaska assets sold to it by Forest, including the Trading Bay Unit and Trading Bay Field (“Trading Bay”). On December 2, 2010, Union Oil Company of California (“Unocal”) filed a lawsuit styled, Union Oil Company of California v. Forest Oil Corporation. In the lawsuit, the plaintiff complained about PERL’s abandonment of Trading Bay and asserted that PERL has failed to pay approximately $49.0 million in joint interest billings owed on those properties to date from the time PERL owned them. The plaintiff claimed that, as predecessor of PERL, Forest was liable for PERL’s share of all joint interest billings owed on Trading Bay. As of December 31, 2011, Unocal sold its interest in the Trading Bay assets, including its claims against Forest, to Hilcorp Alaska, LLC, and Hilcorp was substituted for Unocal as plaintiff in the lawsuit. In August 2012, Forest and the plaintiff reached a settlement whereby the plaintiff released Forest from all claims, agreed to indemnify Forest with respect to all decommissioning and abandonment liabilities associated with Trading Bay, and dismissed the complaint against Forest in exchange for a $7.0 million payment from Forest.

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

The table below sets forth the effects of changes in Forest’s ownership interest in Lone Pine on Forest’s equity, during the three and nine months ended September 30, 2011 when Forest had an ownership interest in Lone Pine.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In Thousands)
Net earnings attributable to Forest Oil Corporation common shareholders	$82,795	$118,375
Transfers from (to) the noncontrolling interest:
Increase in Forest Oil Corporation’s capital surplus for sale of 15 million Lone Pine Resources Inc. common shares	(269)	112,610
Decrease in Forest Oil Corporation’s capital surplus for spin-off of 70 million Lone Pine Resources Inc. common shares	(333,568)	(333,568)
Change from net earnings attributable to Forest Oil Corporation and transfers from (to) noncontrolling interest	$(251,042)	$(102,583)

Lone Pine was a component of Forest with operations and cash flows clearly distinguishable, both operationally and for financial reporting purposes, from those of Forest. As a result of the spin-off, Lone Pine’s operations and cash flows have been eliminated from the ongoing operations of Forest, and Forest will not have any significant continuing involvement in the operations of Lone Pine. Accordingly, Forest has presented Lone Pine’s results of operations as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

The table below presents the major components of earnings from discontinued operations for the periods presented.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In Thousands)
	(Unaudited)
Total revenues	$50,298	$137,834
Production expenses	13,902	40,350
General and administrative	3,255	8,846
Depreciation, depletion, and amortization	20,799	60,780
Interest expense	3,000	3,866
Realized and unrealized gains on derivative instruments	(28,498)	(33,628)
Realized foreign currency exchange losses (gains)	23	(33,869)
Unrealized foreign currency exchange (gains) losses, net	(52)	28,488
Other, net	264	1,328
Earnings from discontinued operations before tax	37,605	61,673
Income tax	9,497	17,104
Net earnings from discontinued operations	$28,108	$44,569

(11) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 8½% senior notes due 2014, 7¼% senior notes due 2019, and 7½% senior notes due 2020 have been fully and unconditionally guaranteed by Forest Oil Permian Corporation (the “Guarantor Subsidiary”), a wholly-owned subsidiary of Forest. Forest’s remaining subsidiaries (the “Non-Guarantor Subsidiaries”) have not provided guarantees. Based on this distinction, the following presents condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Elimination entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2012					December 31, 2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,098	$—	$71	$—	$39,169	$1,734	$1	$1,277	$—	$3,012
Accounts receivable	46,533	26,978	4,161	(462)	77,210	43,999	34,142	2,201	(1,253)	79,089
Other current assets	59,190	319	622	—	60,131	127,667	313	591	—	128,571
Total current assets	144,821	27,297	4,854	(462)	176,510	173,400	34,456	4,069	(1,253)	210,672
Property and equipment	8,578,281	1,413,677	207,517	—	10,199,475	8,000,466	1,317,917	282,719	—	9,601,102
Less accumulated depreciation, depletion, and amortization	6,611,026	1,157,456	170,431	—	7,938,913	5,782,409	1,102,339	65,238	—	6,949,986
Net property and equipment	1,967,255	256,221	37,086	—	2,260,562	2,218,057	215,578	217,481	—	2,651,116
Investment in subsidiaries	80,577	—	—	(80,577)	—	160,591	—	—	(160,591)	—
Goodwill	216,460	22,960	—	—	239,420	216,460	22,960	—	—	239,420
Due from subsidiaries	145,817	58,730	—	(204,547)	—	214,394	46,944	—	(261,338)	—
Deferred income taxes	100,874	—	35,064	(126,087)	9,851	312,564	—	25,564	(107,012)	231,116
Other assets	96,035	—	—	—	96,035	48,827	—	—	—	48,827
	$2,751,839	$365,208	$77,004	$(411,673)	$2,782,378	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$181,923	$2,583	$5,709	$(462)	$189,753	$235,788	$8,846	$4,499	$(1,253)	$247,880
Current portion of long-term debt	296,002	—	—	—	296,002	—	—	—	—	—
Other current liabilities	61,574	129	6,313	—	68,016	86,618	63	6,276	—	92,957
Total current liabilities	539,499	2,712	12,022	(462)	553,771	322,406	8,909	10,775	(1,253)	340,837
Long-term debt	1,796,369	—	—	—	1,796,369	1,693,044	—	—	—	1,693,044
Due to parent and subsidiaries	—	—	204,547	(204,547)	—	—	—	261,338	(261,338)	—
Deferred income taxes	—	126,087	—	(126,087)	—	—	107,012	—	(107,012)	—
Other liabilities	173,194	3,650	12,617	—	189,461	135,730	2,614	15,813	—	154,157
Total liabilities	2,509,062	132,449	229,186	(331,096)	2,539,601	2,151,180	118,535	287,926	(369,603)	2,188,038
Shareholders’ equity	242,777	232,759	(152,182)	(80,577)	242,777	1,193,113	201,403	(40,812)	(160,591)	1,193,113
	$2,751,839	$365,208	$77,004	$(411,673)	$2,782,378	$3,344,293	$319,938	$247,114	$(530,194)	$3,381,151

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2012					2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$119,588	$36,002	$424	$—	$156,014	$128,849	$44,529	$634	$—	$174,012
Interest and other	1,694	1,278	—	(2,918)	54	348	76	—	(315)	109
Equity earnings in subsidiaries	(73,712)	—	—	73,712	—	39,093	—	—	(39,093)	—
Total revenues	47,570	37,280	424	70,794	156,068	168,290	44,605	634	(39,408)	174,121
Costs, expenses, and other:
Lease operating expenses	23,115	4,195	116	—	27,426	20,218	3,161	101	—	23,480
Other production expenses	12,546	(165)	41	—	12,422	11,816	(735)	42	—	11,123
General and administrative	12,341	689	386	—	13,416	18,672	881	389	—	19,942
Depreciation, depletion, and amortization	55,978	17,433	434	—	73,845	40,675	13,251	397	—	54,323
Ceiling test write-down of oil and natural gas properties	324,155	—	5,802	—	329,957	—	—	—	—	—
Impairment of properties	—	—	79,529	—	79,529	—	—	—	—	—
Interest expense	36,224	706	2,211	(2,918)	36,223	37,225	(159)	474	(315)	37,225
Realized and unrealized losses (gains) on derivative instruments, net	17,883	4,848	64	—	22,795	(73,757)	7,780	16	—	(65,961)
Other, net	8,692	96	2,939	—	11,727	(1,895)	186	1,532	—	(177)
Total costs, expenses, and other	490,934	27,802	91,522	(2,918)	607,340	52,954	24,365	2,951	(315)	79,955
Earnings (loss) from continuing operations before income taxes	(443,364)	9,478	(91,098)	73,712	(451,272)	115,336	20,240	(2,317)	(39,093)	94,166
Income tax	15,188	(842)	(7,066)	—	7,280	27,618	7,825	(887)	—	34,556
Net earnings (loss) from continuing operations	(458,552)	10,320	(84,032)	73,712	(458,552)	87,718	12,415	(1,430)	(39,093)	59,610
Net earnings from discontinued operations	—	—	—	—	—	—	—	28,108	—	28,108
Net earnings (loss)	(458,552)	10,320	(84,032)	73,712	(458,552)	87,718	12,415	26,678	(39,093)	87,718
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	4,923	—	4,923
Net earnings (loss) attributable to Forest Oil Corporation common shareholders	$(458,552)	$10,320	$(84,032)	$73,712	$(458,552)	$87,718	$12,415	$21,755	$(39,093)	$82,795

Comprehensive income (loss)	$(458,367)	$10,320	$(84,032)	$73,712	$(458,367)	$49,577	$12,415	$26,678	$(39,093)	$49,577

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2012					2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and NGL sales	$326,209	$123,093	$1,307	$—	$450,609	$382,211	$142,775	$1,929	$—	$526,915
Interest and other	3,381	1,850	—	(5,108)	123	1,696	138	—	(895)	939
Equity earnings in subsidiaries	(81,311)	—	—	81,311	—	90,828	—	—	(90,828)	—
Total revenues	248,279	124,943	1,307	76,203	450,732	474,735	142,913	1,929	(91,723)	527,854
Costs, expenses, and other:
Lease operating expenses	69,087	12,774	306	—	82,167	60,487	9,789	317	—	70,593
Other production expenses	36,937	1,026	139	—	38,102	37,160	5,188	102	—	42,450
General and administrative	42,300	2,040	881	—	45,221	45,726	2,094	1,302	—	49,122
Depreciation, depletion, and amortization	157,381	55,116	1,305	—	213,802	115,738	38,193	1,296	—	155,227
Ceiling test write-down of oil and natural gas properties	673,131	—	40,619	—	713,750	—	—	—	—	—
Impairment of properties	—	—	79,529	—	79,529	—	—	—	—	—
Interest expense	103,932	894	4,214	(5,108)	103,932	113,081	(351)	1,246	(895)	113,081
Realized and unrealized (gains) losses on derivative instruments, net	(33,044)	(7,603)	(97)	—	(40,744)	(77,929)	7,282	15	—	(70,632)
Other, net	35,259	293	6,550	—	42,102	8,354	165	3,761	—	12,280
Total costs, expenses, and other	1,084,983	64,540	133,446	(5,108)	1,277,861	302,617	62,360	8,039	(895)	372,121
Earnings (loss) from continuing operations before income taxes	(836,704)	60,403	(132,139)	81,311	(827,129)	172,118	80,553	(6,110)	(90,828)	155,733
Income tax	165,694	19,075	(9,500)	—	175,269	48,756	30,497	(2,313)	—	76,940
Net earnings (loss) from continuing operations	(1,002,398)	41,328	(122,639)	81,311	(1,002,398)	123,362	50,056	(3,797)	(90,828)	78,793
Net earnings from discontinued operations	—	—	—	—	—	—	—	44,569	—	44,569
Net earnings (loss)	(1,002,398)	41,328	(122,639)	81,311	(1,002,398)	123,362	50,056	40,772	(90,828)	123,362
Less: net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	4,987	—	4,987
Net earnings (loss) attributable to Forest Oil Corporation common shareholders	$(1,002,398)	$41,328	$(122,639)	$81,311	$(1,002,398)	$123,362	$50,056	$35,785	$(90,828)	$118,375

Comprehensive income (loss)	$(1,001,840)	$41,328	$(122,639)	$81,311	$(1,001,840)	$95,910	$50,056	$40,772	$(90,828)	$95,910

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2012				2011
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(921,087)	$41,328	$(122,639)	$(1,002,398)	$32,534	$50,056	$40,772	$123,362
Less: net earnings from discontinued operations	—	—	—	—	—	—	44,569	44,569
Net earnings (loss) from continuing operations	(921,087)	41,328	(122,639)	(1,002,398)	32,534	50,056	(3,797)	78,793
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation, depletion, and amortization	157,381	55,116	1,305	213,802	115,738	38,193	1,296	155,227
Deferred income tax	199,415	19,075	(9,500)	208,990	18,540	30,497	(2,313)	46,724
Unrealized losses (gains) on derivative instruments, net	37,698	8,565	109	46,372	(45,114)	4,566	10	(40,538)
Ceiling test write-down of oil and natural gas properties	673,131	—	40,619	713,750	—	—	—	—
Impairment of properties	—	—	79,529	79,529	—	—	—	—
Other, net	25,311	294	(2,026)	23,579	30,018	243	(1,882)	28,379
Changes in operating assets and liabilities:
Accounts receivable	4,657	7,164	(2,751)	9,070	12,168	16,341	1,177	29,686
Other current assets	4,463	(6)	(31)	4,426	6,756	443	1,063	8,262
Accounts payable and accrued liabilities	1,915	(1,330)	1,597	2,182	(7,118)	787	1,235	(5,096)
Accrued interest and other	(13,102)	143	(518)	(13,477)	3,420	(122)	679	3,977
Net cash provided (used) by operating activities of continuing operations	169,782	130,349	(14,306)	285,825	166,942	141,004	(2,532)	305,414
Investing activities:
Capital expenditures for property and equipment	(496,178)	(99,814)	(8,901)	(604,893)	(501,683)	(89,477)	(70,104)	(661,264)
Proceeds from sales of assets	8,902	—	—	8,902	120,949	—	7	120,956
Net cash used by investing activities of continuing operations	(487,276)	(99,814)	(8,901)	(595,991)	(380,734)	(89,477)	(70,097)	(540,308)
Financing activities:
Proceeds from bank borrowings	651,000	—	—	651,000	12,000	—	—	12,000
Repayments of bank borrowings	(756,000)	—	—	(756,000)	(12,000)	—	—	(12,000)
Issuance of senior notes, net of issuance costs	491,250	—	—	491,250	—	—	—	—
Change in bank overdrafts	(37,661)	(213)	158	(37,716)	(20,979)	185	134	(20,660)
Net activity in investments from subsidiaries	8,480	(30,323)	21,843	—	299,883	(51,715)	(248,168)	—
Other, net	(2,211)	—	—	(2,211)	(12,307)	—	—	(12,307)
Net cash provided (used) by financing activities of continuing operations	354,858	(30,536)	22,001	346,323	266,597	(51,530)	(248,034)	(32,967)
Cash flows from discontinued operations:
Operating cash flows	—	—	—	—	—	—	101,292	101,292
Investing cash flows	—	—	—	—	—	—	(255,470)	(255,470)
Financing cash flows	—	—	—	—	—	—	478,324	478,324
Net cash provided by discontinued operations	—	—	—	—	—	—	324,146	324,146
Effect of exchange rate changes on cash	—	—	—	—	—	—	(3,476)	(3,476)
Net increase (decrease) in cash and cash equivalents	37,364	(1)	(1,206)	36,157	52,805	(3)	7	52,809
Net increase in cash and cash equivalents of discontinued operations	—	—	—	—	—	—	(289)	(289)
Net increase (decrease) in cash and cash equivalents of continuing operations	37,364	(1)	(1,206)	36,157	52,805	(3)	(282)	52,520
Cash and cash equivalents of continuing operations at beginning of period	1,734	1	1,277	3,012	216,580	3	986	217,569
Cash and cash equivalents of continuing operations at end of period	$39,098	$—	$71	$39,169	$269,385	$—	$704	$270,089

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information included or incorporated by reference under the headings “Forward-Looking Statements” and “Risk Factors” below, and the information included or incorporated by reference in Forest’s 2011 Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

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

On June 1, 2011, Forest completed an initial public offering of approximately 18% of the common stock of its then wholly-owned subsidiary, Lone Pine Resources Inc. (“Lone Pine”), which held Forest’s ownership interests in its Canadian operations. On September 30, 2011, Forest distributed, or spun-off, its remaining 82% ownership in Lone Pine to Forest’s shareholders, by means of a special stock dividend of Lone Pine common shares. As a result of the spin-off, Lone Pine’s results of operations and cash flows are reported as discontinued operations in Forest’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings (loss) from continuing operations (in thousands)	$(458,552)	$59,610	$(1,002,398)	$78,793
Diluted earnings (loss) per common share from continuing operations	$(3.97)	$.52	$(8.73)	$.69
Adjusted EBITDA from continuing operations (in thousands)(1)	$133,914	$142,437	$381,243	$412,308
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

Forest recognized a net loss from continuing operations of $459 million and $1.0 billion for the three and nine months ended September 30, 2012, respectively, compared to net earnings from continuing operations of $60 million and $79 million in the corresponding periods in 2011. The decreases in each period were primarily due to non-cash ceiling test write-downs incurred during the three and nine months ended September 30, 2012 as well as valuation allowances placed against our deferred tax assets in each period in 2012. See Note 5 to the Condensed Consolidated Financial Statements for more details on ceiling test write-downs, which apply to companies that follow the full cost method of accounting for oil and gas activities. See Critical Accounting Policies for more details on the valuation allowances on deferred tax assets.

Adjusted EBITDA from continuing operations, which excludes the effects of ceiling test write-downs, changes in valuation allowances, and other non-cash items, decreased $9 million and $31 million during the three and nine months ended

September 30, 2012, respectively, as compared to the corresponding periods in 2011. The $9 million decrease between the corresponding three-month periods was primarily due to an increase in production and other expenses. Oil, natural gas, and NGL revenues also decreased between the comparable three-month periods, but the decrease was equally offset by an increase in realized gains from hedging activities. The $31 million decrease between the comparable nine-month periods was due to decreases in natural gas and NGL revenues, which were partially offset by an increase in oil revenues, due to increased volumes, and an increase in realized hedge gains.

Management’s analysis of the individual components of the changes in our quarterly and year-to-date results follows.

Oil, Natural Gas, and Natural Gas Liquids Volumes and Revenues

Oil, natural gas, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices from continuing operations for the three and nine months ended September 30, 2012 and 2011 are set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales volumes:
Oil (MBbls)	820	638	2,345	1,748
Natural gas (MMcf)	20,694	21,774	62,459	66,600
NGL (MBbls)	930	689	2,646	2,309
Totals (MMcfe)	31,194	29,736	92,405	90,942
Revenues (in thousands):
Oil	$77,359	$58,610	$229,101	$167,189
Natural gas	51,241	84,158	137,962	258,700
NGL	27,414	31,244	83,546	101,026
Totals	$156,014	$174,012	$450,609	$526,915
Average sales price per unit:
Oil ($/Bbl)	$94.34	$91.87	$97.70	$95.65
Natural gas ($/Mcf)	2.48	3.87	2.21	3.88
NGL ($/Bbl)	29.48	45.35	31.57	43.75
Totals ($/Mcfe)	$5.00	$5.85	$4.88	$5.79

Our equivalent sales volumes from continuing operations increased 5% and 2% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Additionally, total oil and NGL sales volumes increased to 34% and 32% of total equivalent sales volumes in the three and nine months ended September 30, 2012, respectively, as compared to 27% of total equivalent sales volumes in both the three and nine months ended September 30, 2011. The increase in the percentages is a result of drilling more oil and natural gas liquids-rich wells.

Revenues from oil, natural gas, and NGLs were $156 million in the third quarter of 2012 compared to $174 million in the third quarter of 2011. The $18 million decrease was primarily a result of a 36% decline in the market price for natural gas, with this decrease being partially offset by an increase in oil volumes and the market price for oil. Revenues from oil, natural gas, and NGLs were $451 million in the first nine months of 2012 compared to $527 million in the first nine months of 2011. The $76 million decrease between the comparable nine month periods was primarily due to a 43% decrease in natural gas market prices as well as a decrease in NGL market prices, with such decreases being partially offset by a $62 million increase in oil revenues, resulting primarily from a 34% increase in our oil sales volumes.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments because we have elected not to designate our derivative instruments as cash flow hedges. See “Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of production expense from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$27,426	$23,480	$82,167	$70,593
Production and property taxes	8,842	7,926	26,935	32,187
Transportation and processing costs	3,580	3,197	11,167	10,263
Production expense	$39,848	$34,603	$120,269	$113,043
Production expense per Mcfe:
Lease operating expenses	$.88	$.79	$.89	$.78
Production and property taxes	.28	.27	.29	.35
Transportation and processing costs	.11	.11	.12	.11
Production expense per Mcfe	$1.28	$1.16	$1.30	$1.24

Lease Operating Expenses

Lease operating expenses in the third quarter of 2012 were $27 million, or $.88 per Mcfe, compared to $23 million, or $.79 per Mcfe, in the third quarter of 2011. Lease operating expenses in the first nine months of 2012 were $82 million, or $.89 per Mcfe, compared to $71 million, or $.78 per Mcfe, in the first nine months of 2011. The increases in lease operating expenses in the 2012 periods as compared to the 2011 periods were primarily due to increases in water disposal costs and workovers as well as an increase in the number of oil wells. Based on the energy-equivalent ratio of six Mcf of natural gas to one of barrel of oil, oil wells typically have higher per-unit lease operating costs than do natural gas wells. However, because the market price of oil relative to natural gas is currently well in excess of the six-to-one ratio, the increase in lease operating expense associated with more oil production is more than offset by the additional revenues from oil sales.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 5.7% and 4.6% of oil, natural gas, and NGL sales for the three-month periods ended September 30, 2012 and 2011, respectively, and 6.0% and 6.1% for the nine-month periods ended September 30, 2012 and 2011, respectively. Normal fluctuations occur in this percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs in the third quarter of 2012 were $4 million, or $.11 per Mcfe, compared to $3 million, or $.11 per Mcfe, in the third quarter of 2011. Transportation and processing costs in the first nine months of 2012 were $11 million, or $.12 per Mcfe, compared to $10 million, or $.11 per Mcfe, in the first nine months of 2011.

General and Administrative Expense

The table below sets forth the components of general and administrative expense from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Stock-based compensation costs	$5,766	$15,999	$19,140	$28,938
Stock-based compensation costs capitalized	(2,292)	(7,167)	(6,509)	(12,189)
	3,474	8,832	12,631	16,749

Other general and administrative costs	16,949	19,767	55,696	58,096
Other general and administrative costs capitalized	(7,007)	(8,657)	(23,106)	(25,723)
	9,942	11,110	32,590	32,373

General and administrative expense	$13,416	$19,942	$45,221	$49,122

General and administrative expense was $13 million in the third quarter of 2012 compared to $20 million in the third quarter of 2011, and it was $45 million in the first nine months of 2012 compared to $49 million in the first nine months of 2011. The decrease in stock-based compensation costs for both the 2012 periods as compared to the 2011 periods is primarily due to the $12 million in stock-based compensation costs ($7 million of expense, net of capitalized amounts) recognized during the third quarter of 2011 related to the spin-off of Lone Pine. The spin-off caused the forfeiture restrictions to lapse on a portion of each outstanding restricted stock award, thus requiring the immediate recognition of compensation cost. For the nine months ended September 30, 2012, the decrease in stock-based compensation costs discussed above was partially offset by $5 million in accelerated stock-based compensation costs ($4 million of expense, net of capitalized amounts) related to the termination of our former chief executive officer, which was recognized during the second quarter of 2012. The percentage of general and administrative costs capitalized under the full cost method of accounting ranged from 40% to 44% in the periods presented.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the third quarter of 2012 was $74 million, or $2.37 per Mcfe, compared to $54 million, or $1.83 per Mcfe, in the third quarter of 2011. For the first nine months of 2012, DD&A was $214 million, or $2.31 per Mcfe, compared to $155 million, or $1.71 per Mcfe, for the first nine months of 2011. DD&A has increased in each 2012 period due primarily to the increase in oil reserve additions since 2011, which typically have higher per-unit development costs than natural gas reserves. In addition, in 2012, a portion of our proved undeveloped natural gas reserves, which have lower associated development costs than do proved undeveloped oil reserves, have been reclassified from proved to probable status in conjunction with the decrease in the natural gas prices used to determine our proved reserves. This reclassification also contributed to the increase in our DD&A rate.

Ceiling Test Write-Down of Oil and Natural Gas Properties

In the second and third quarters of 2012, we recorded ceiling test write-downs of our United States cost center of $349 million and $330 million, respectively, pursuant to the ceiling test limitation prescribed by the SEC for companies using the full cost method of accounting. These ceiling test write-downs were primarily a result of the decline in the twelve-month arithmetic average prices of natural gas and NGL that were used to calculate the present value of future net revenues from our estimated proved oil and natural gas reserves at the end of the last two calendar quarters. Additional write-downs of our oil and natural gas properties may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, or NGL prices used in the calculation of the present value of future net revenue from estimated production of proved oil and natural gas reserves decline compared to prices used as of September 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

In April 2012, an Italian regional regulatory body concluded its review of our environmental impact assessment (“EIA”) and denied approval. Approval of the EIA is necessary in order for us to commence production in Italy. We are currently appealing the region’s denial. In the meantime, however, we determined that we can no longer conclude with reasonable certainty that our Italian natural gas reserves are producible and, therefore, those reserves can no longer be classified as proved reserves. The Italian reserves are now classified as probable. Since we received this ruling prior to issuing our March 31, 2012 financial statements, we recorded a ceiling test write-down of our Italian cost center for the three months ended March 31, 2012 of $35 million.

Impairment of Properties

During the quarter ended September 30, 2012, we recorded a $67 million impairment of our unproved properties in South Africa upon the determination that we would likely not recover the carrying amount of our investment in these properties. This determination was based on several unsuccessful attempts to sell the properties. Because we have no proved reserves in South Africa, the impairment was reported as a period expense rather than being added to the costs to be amortized and is included in the Condensed Consolidated Statements of Operations within the “Impairment of properties” line item.

In August 2012, we entered into an agreement to sell the majority of our East Texas natural gas gathering assets for $34 million in cash. We can also earn up to $9 million of additional performance payments contingent on future activity. The transaction is expected to close on October 31, 2012 and is subject to customary closing conditions and purchase price adjustments, including effective date and title defect adjustments. In conjunction with the sale, we entered into a ten-year natural gas gathering agreement with the buyer under which we will pay market-based gathering rates and commit the production from our existing and future operated wells located within five miles of the current configuration of the gathering system. As of September 30, 2012, these assets are presented in the Condensed Consolidated Balance Sheet as assets held for sale and were written down to their estimated fair value less cost to sell, with a $13 million impairment charge included in the Condensed Consolidated Statements of Operations within the “Impairment of properties” line item. Since there will be a continuation of cash flows between Forest and the disposed component by way of the natural gas gathering agreement, these assets do not qualify for discontinued operations reporting. We intend to use the proceeds from this divestiture to repay outstanding borrowings under our bank credit facility.

Interest Expense

The table below sets forth interest expense from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Interest costs	$37,913	$40,269	$109,719	$120,590
Interest costs capitalized	(1,690)	(3,044)	(5,787)	(7,509)
Interest expense	$36,223	$37,225	$103,932	$113,081

Interest expense was $36 million in the third quarter of 2012 compared to $37 million in the third quarter of 2011. Interest expense was $104 million and $113 million for the nine months ended September 30, 2012 and 2011, respectively. The decreases of $1 million and $9 million, respectively, in the comparable three and nine month periods were primarily attributable to the redemption of $285 million of 8% senior notes in December of 2011, partially offset by an increase in interest costs incurred on borrowings under our bank credit facility in 2012, interest costs on the 7½% senior notes issued in September 2012, and lower capitalized interest in 2012.

In order to effectively reduce our concentration of fixed-rate debt, we have entered into fixed-to-floating interest rate swaps under which we have swapped, as of September 30, 2012, $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average interest rate equal to the 1-month LIBOR plus approximately 5.9%. We recognized realized gains under these interest rate swaps of $3 million and $8 million during the three and nine months ended September 30, 2012, respectively, and $3 million and $9 million during the three and nine months ended September 30, 2011, respectively. These gains are recorded as realized gains on derivatives rather than as a reduction in interest expense since we have not elected to use hedge accounting. See Note 8 to the Condensed Consolidated Financial Statements for more information on our interest rate derivatives.

Realized and Unrealized Gains and Losses on Derivative Instruments

The table below sets forth realized and unrealized gains and losses on derivative instruments from continuing operations recognized under “Costs, expenses, and other” in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Realized (gains) losses on derivative instruments, net:
Oil	$(2,097)	$1,335	$(2,112)	$9,867
Natural gas	(22,664)	(17,708)	(75,172)	(51,582)
NGL	(1,481)	7,734	(1,353)	20,237
Interest	(2,758)	(2,774)	(8,479)	(8,616)
Subtotal realized gains on derivative instruments, net	(29,000)	(11,413)	(87,116)	(30,094)
Unrealized losses (gains) on derivative instruments, net:
Oil	8,390	(23,696)	(1,129)	(22,751)
Natural gas	39,087	(20,726)	49,554	(13,441)
NGL	2,754	(7,464)	(6,766)	79
Interest	1,564	(2,662)	4,713	(4,425)
Subtotal unrealized losses (gains) on derivative instruments, net	51,795	(54,548)	46,372	(40,538)
Realized and unrealized losses (gains) on derivative instruments, net	$22,795	$(65,961)	$(40,744)	$(70,632)

Other, Net

The table below sets forth the components of “Other, net” from continuing operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Accretion of asset retirement obligations	$1,719	$1,539	$4,914	$4,496
Legal proceeding liabilities	6,404	—	29,251	6,500
Other, net	3,604	(1,716)	7,937	1,284
	$11,727	$(177)	$42,102	$12,280

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands, Except Percentages)
Current income tax	$(33,830)	$1,172	$(33,721)	$30,216
Deferred income tax	41,110	33,384	208,990	46,724
Total income tax	$7,280	$34,556	$175,269	$76,940
Effective income tax rate	(2)%	37%	(21)%	49%

Our effective income tax rate was (2)% and (21)% for the three and nine months ended September 30, 2012, respectively, and 37% and 49% for the three and nine months ended September 30, 2011, respectively. The significant difference between our United States federal statutory income tax rate of 35% and our effective income tax rate of (2)% and (21)% for the three and nine months ended September 30, 2012, respectively, was primarily due to changes in valuation allowances on our deferred tax assets of $170 million and $473 million for the three and nine months ended September 30, 2012, respectively. Without these changes to the valuation allowances, our effective income tax rates would have been 36% in each of the 2012 periods presented. The difference between our effective and statutory income tax rate for the nine months ended September 30, 2011 was primarily due to a Canadian dividend tax of $29 million that was incurred on a stock dividend declared and paid by our former Canadian subsidiary, Lone Pine Resources Canada Ltd. (“LPR Canada”), to Forest, as parent, immediately before Forest’s contribution of LPR Canada to Lone Pine in conjunction with Lone Pine’s initial public offering. See Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of income tax computed using the federal statutory income tax rate to income tax computed using our effective income tax rate for each period presented, and “Critical Accounting Policies, Estimates, Judgments, and Assumptions—Valuation of Deferred Tax Assets” for more information on our income taxes and valuation allowance. We recorded a $34 million current income tax benefit in the three months ended September 30, 2012, which was primarily due to an income tax refund we filed for in September 2012 related to cash taxes paid in 2009 and 2010. This refund receivable is included in “Other assets” in the Condensed Consolidated Balance Sheet as of September 30, 2012.

Discontinued Operations

The results of operations of Lone Pine are presented as discontinued operations in Forest’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 due to the spin-off of Lone Pine on September 30, 2011. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the components of earnings from discontinued operations.

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

Changes in the market prices for oil, natural gas, and natural gas liquids directly impact our level of cash flow generated from operations. For the nine months ended September 30, 2012, natural gas accounted for approximately 68% of our total production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market prices for oil and natural gas liquids. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of October 24, 2012, we had hedged, via commodity swaps, approximately 67 Bcfe of our total projected 2012 production, approximately 67 Bcfe of our total projected 2013 production, and approximately 15 Bcf of our total projected 2014 production, excluding the volumes underlying outstanding unexercised commodity swaptions and put options. This level of hedging will provide a measure of certainty with respect to the cash flow that we will receive for a portion of our future production. However, these hedging activities may result in reduced income or even financial losses to us. In the future, we may determine to increase or decrease our hedging positions. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts including commodity swaptions and put options.

As noted above, the other primary source of liquidity is our bank credit facility, which currently has a borrowing base of $1.15 billion. This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets, with the facility maturing in June 2016. See “Bank Credit Facility” below for further details. We had no borrowings outstanding under our credit facility as of September 30, 2012 and had $279 million in borrowings outstanding under our credit facility as of October 24, 2012.

The public and private capital markets have served as our primary source of financing to fund large acquisitions and other exceptional transactions. In the past, we have issued debt and equity in both the public and private capital markets. For example, we completed a private offering of $500 million of senior notes in September 2012, using some of the proceeds to redeem $300 million of existing senior notes. Our ability to access the debt and equity capital markets on economic terms is affected by general economic conditions, the domestic and global financial markets, the credit ratings assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity and debt securities, prevailing commodity prices, and other macroeconomic factors outside of our control. We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility.

We believe that our cash flows provided by operating activities and the funds available under our credit facility will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations. However, if our revenue and cash flow decrease as a result of a deterioration in domestic and global economic conditions, a significant decline in commodity prices, or a continuation of depressed natural gas prices, we may elect to reduce our planned capital expenditures, as we have in the second half of 2012. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations.

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

Our availability under the Credit Facility is governed by a borrowing base. As of September 30, 2012, the borrowing base under the Credit Facility was $1.20 billion. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The lenders completed their most recent scheduled semi-annual redetermination of the borrowing base, reducing it to $1.15 billion effective October 5, 2012. The next scheduled semi-annual redetermination of the borrowing base will occur on or about May 1, 2013. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (i) we or our Restricted Subsidiaries (as defined in the Credit Facility) issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that we or any of our Restricted Subsidiaries may issue to refinance then-existing senior notes, or (ii) we or our Restricted Subsidiaries sell oil and natural gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. Due to the September 2012 issuance of senior unsecured notes that did not refinance then-existing senior notes, our borrowing base was reduced by $50 million effective September 17, 2012. In addition, we expect our borrowing base will be automatically reduced by approximately $80 million upon the closing of our $220 million south Louisiana property sale discussed in Note 5 to the Condensed Consolidated Financial Statements. If the borrowing base is reduced to a level that is below our level of borrowing under the Credit Facility, we would be required to repay indebtedness in excess of the borrowing base in order to cover the deficiency.

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that we will not permit our ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.5 to 1.0 at any time. Our ratio of total debt outstanding to EBITDA for the twelve-month period ended September 30, 2012, as calculated in accordance with the Credit Facility, was 4.2. We expect to continue to meet this covenant by maintaining our capital expenditures at or below our cash flows from operating activities in subsequent quarters and by using proceeds from the sale of non-core assets to reduce debt. See Note 5 to the Condensed Consolidated Financial Statements for more information on our anticipated divestitures.

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

At September 30, 2012, there were no outstanding borrowings under the Credit Facility and we had used the Credit Facility for $2 million in letters of credit. At October 24, 2012, there were outstanding borrowings of $279 million under the Credit Facility at a weighted average interest rate of 1.9%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $869 million.

From time to time, we engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of October 24, 2012, all but one of our derivative instrument counterparties are lenders, or their affiliates, under our Credit Facility. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facility. See Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk’’ below for additional details concerning our derivative arrangements.

Historical Cash Flow

Net cash provided by operating activities of continuing operations, net cash used by investing activities of continuing operations, and net cash provided (used) by financing activities of continuing operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In Thousands)
Net cash provided by operating activities of continuing operations	$285,825	$305,414
Net cash used by investing activities of continuing operations	(595,991)	(540,308)
Net cash provided (used) by financing activities of continuing operations	346,323	(32,967)

Net cash provided by operating activities of continuing operations is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. The decrease in net cash provided by operating activities of continuing operations in the nine months ended September 30, 2012, compared to the same period of 2011, was primarily due to decreased revenue, which was caused primarily by lower natural gas and NGL prices, and increased investment in net operating assets (i.e., working capital), partially offset by higher realized gains on commodity derivative instruments and an increase in oil sales volumes.

The components of net cash used by investing activities of continuing operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(598,882)	$(656,894)
Proceeds from sale of assets	8,902	120,956
Other fixed asset costs	(6,011)	(4,370)
Net cash used by investing activities of continuing operations	$(595,991)	$(540,308)
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

Net cash used by investing activities of continuing operations is primarily comprised of expenditures for the acquisition, exploration, and development of oil and natural gas properties, net of proceeds from the dispositions of oil and natural gas properties and other capital assets. The increase in net cash used by investing activities of continuing operations in the nine months ended September 30, 2012, compared to the same period of 2011, was primarily due to a decrease in proceeds from the sale of assets partially offset by a decrease in exploration, development, and leasehold acquisition cost expenditures during the nine months ended September 30, 2012.

The increase in net cash provided by financing activities of continuing operations in the nine months ended September 30, 2012, compared to the same period of 2011, was primarily due to the issuance of the 7½% senior notes due 2020 for net proceeds of $491 million, after deducting initial purchaser discounts. This increase was partially offset by net repayments of bank borrowings of $105 million during the nine months ended September 30, 2012 and a $17 million change in the change in bank overdrafts between the two periods.

Capital Expenditures

Expenditures of continuing operations for property exploration, development, and acquisitions were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$526,936	$481,901
Leasehold acquisitions	60,769	182,147
Overhead capitalized	29,615	37,912
Interest capitalized	5,787	7,509
Total capital expenditures(1)	$623,107	$709,469
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including the value of common stock issued for oil and natural gas property acquisitions and stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $5 million and $3 million recorded during the nine months ended September 30, 2012 and 2011, respectively.

We estimate that our capital expenditures for 2012 will be between $673 million and $693 million (excluding capitalized interest, capitalized stock-based compensation, and asset retirement obligations incurred). During the fourth quarter of 2012, we expect that our capital spending will be approximately equal to our expected cash flows based on current commodity prices. Our remaining 2012 capital budget mainly targets higher-margin oil opportunities, and we have reduced spending in, and expect to have lower production from, lower-return natural gas liquids and natural gas projects.

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

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies, and projected future taxable income. If the ultimate realization of deferred tax assets is dependent upon future book income, assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive, as to whether it is more likely than not that a deferred tax asset will be realized.

Negative evidence considered by management included a three-year cumulative book loss driven primarily by the ceiling test write-downs incurred in the second and third quarters of 2012. Positive evidence considered by management included forecasted book income in future years based on expected future oil, natural gas, and NGL production and expected commodity prices based on NYMEX oil and natural gas futures. Based upon the evaluation of what management determined to be relevant evidence, we have recorded a valuation allowance of $473 million against our U.S. deferred tax assets as of September 30, 2012. Although we expect future book income based on future production and future NYMEX oil and natural gas prices, oil and natural gas prices have been highly volatile over recent years, and only a portion of our forecasted production is hedged for the remainder of 2012 and through the end of 2014.

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

We believe the expectations, estimates, projections, forecasts, and assumptions reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations and projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2011 Annual Report on Form 10-K and the risks incorporated in Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA

In addition to reporting net earnings (loss) from continuing operations as defined under GAAP, we also present adjusted earnings from continuing operations before interest, income taxes, depreciation, depletion, and amortization and certain other items (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) from continuing operations before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized gains and losses on derivative instruments, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (loss) from continuing operations (its most comparable GAAP financial measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, taxes, depreciation, depletion, amortization, and other items from earnings, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) from continuing operations and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss) from continuing operations, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings (loss) from continuing operations	$(458,552)	$59,610	$(1,002,398)	$78,793
Income tax expense	7,280	34,556	175,269	76,940
Unrealized losses (gains) on derivative instruments, net	51,795	(54,548)	46,372	(40,538)
Interest expense	36,223	37,225	103,932	113,081
Accretion of asset retirement obligations	1,719	1,539	4,914	4,496
Ceiling test write-down of oil and natural gas properties	329,957	—	713,750	—
Impairment of properties	79,529	—	79,529	—
Depreciation, depletion, and amortization	73,845	54,323	213,802	155,227
Stock-based compensation	2,970	9,732	12,227	17,809
Legal proceeding/severance costs	6,404	—	31,102	6,500
Rig stacking	2,744	—	2,744	—
Adjusted EBITDA from continuing operations	$133,914	$142,437	$381,243	$412,308

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed-upon published, third-party index if the index price is lower than the fixed price. If the index price is higher than the fixed price, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of September 30, 2012, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)			NGL (OPIS Refined Products)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
October 2012 - December 2012(1)	155	$4.63	$18,655	4,500	$97.26	$1,868	2,000	$45.22	$1,370
Calendar 2013	160	3.98	7,821	4,000	95.53	2,624	—	—	—
_____________________________

(1)
50 Bbtu per day of 2012 gas swaps with a weighted average hedged price per MMBtu of $5.30 are layered with a written put of $3.53 and a call spread of $4.00 to $4.50. Together with the put and call spread, we will receive the $5.30 swap price on 50 Bbtu per day except as follows: we will receive (i) NYMEX HH plus $1.77 when NYMEX HH is below $3.53; (ii) $5.30 plus the value of the call spread when NYMEX HH is between $4.00 and $4.50; and (iii) $5.80 when NYMEX HH is $4.50 or above. The fair value of the written put and call spread derivative instruments as of September 30, 2012 was a liability of $1 million.

Commodity Options

In connection with several natural gas and oil swaps entered into, we granted option instruments (several commodity swaptions and puts) to the swap counterparties in exchange for our receiving premium hedged prices on the natural gas and oil swaps. Under the terms of our commodity swaption agreements, the counterparties have the right, but not the obligation, to enter into a specified swap agreement with us before the option expires. The table below sets forth key provisions of the outstanding options as of September 30, 2012. (As of October 24, 2012, none of the options in the table have been exercised by the counterparties.)

Commodity Options
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Barrels Per Day	Underlying Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions:
Calendar 2013	December 2012	30	$4.02	$(1,721)	—	$—	$—
Calendar 2013	December 2012	10	4.01	(588)	—	—	—
Oil Swaptions:
Calendar 2013	December 2012	—	—	—	2,000	95.00	(3,516)
Calendar 2014	December 2013	—	—	—	2,000	110.00	(2,762)
Calendar 2014	December 2013	—	—	—	1,000	109.00	(1,437)
Calendar 2014	December 2013	—	—	—	2,000	100.00	(4,590)
Calendar 2015	December 2014	—	—	—	3,000	100.00	(7,329)
Oil Put Options:
Monthly Oct - Dec 2012	Monthly Oct - Dec 2012	—	—	—	5,000	75.00	(137)

The estimated fair value at September 30, 2012 of all our commodity derivative instruments based on various inputs, including published forward prices, was a net asset of approximately $9 million.

Derivative Instruments Entered Into Subsequent to September 30, 2012
Subsequent to September 30, 2012, through October 24, 2012, we entered into the following derivative agreements:

Commodity Swaps
	Natural Gas (NYMEX HH)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu
Calendar 2014(1)	40	$4.50
____________________________________

(1)
In connection with entering into these natural gas swaps with premium hedged prices, Forest granted options to the counterparties to enter into gas swaps with Forest for Calendar 2014 covering 40 Bbtu per day at a weighted average hedged price per MMBtu of $4.50, with such options expiring in December 2013.

Interest Rate Risk

We periodically enter into interest rate derivative agreements in an attempt to manage the mix of fixed and floating interest rates within our debt portfolio. As of September 30, 2012, we had entered into the following fixed-to-floating interest rate swaps:

Interest Rate Swaps
Remaining Swap Term	Notional Amount (In Thousands)	Weighted Average Floating Rate	Weighted Average Fixed Rate	Fair Value (In Thousands)
October 2012 - February 2014	$500,000	1 month LIBOR + 5.89%	8.50%	$15,844

The estimated fair value of all our interest rate derivative instruments was a net asset of approximately $16 million as of September 30, 2012.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our derivative contracts during the nine months ended September 30, 2012, beginning with the fair value of our derivative contracts on December 31, 2011. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil, natural gas, and NGL prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2012 and will depend exclusively on the price of the commodities on the settlement dates specified by the derivative contracts.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2011	$50,543	$20,556	$71,099
Net increase in fair value	36,977	3,767	40,744
Net contract gains realized	(78,637)	(8,479)	(87,116)
As of September 30, 2012	$8,883	$15,844	$24,727

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Forest’s debt obligations at September 30, 2012.

	2013	2014(1)	2019	2020	Total
	(Dollar Amounts in Thousands)
Senior notes:
Principal	$12	$600,000	$1,000,000	$500,000	$2,100,012
Fixed interest rate	7.00%	8.50%	7.25%	7.50%	7.67%
Effective interest rate(2)	7.49%	9.47%	7.24%	7.50%	7.94%
____________________________________________

(1)	In September 2012, Forest irrevocably called $300 million (50% of the aggregate principal amount) of the 8½% senior notes due 2014 and redeemed those called notes in October 2012.

(2)	The effective interest rates on the senior notes differ from the fixed interest rates due to the amortization of related discounts or premiums on the notes.

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

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2012 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled, Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel has dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. Forest is seeking to have this judgment reversed on appeal and believes it has meritorious arguments in support thereof.

In August 2007, Forest sold all of its Alaska assets to Pacific Energy Resources Ltd. and its related entities (“PERL”). On March 9, 2009, PERL filed for bankruptcy. As part of the plan of liquidation of its bankruptcy, PERL “abandoned” its interests in many of the Alaska assets sold to it by Forest, including the Trading Bay Unit and Trading Bay Field (“Trading Bay”). On December 2, 2010, Union Oil Company of California (“Unocal”) filed a lawsuit styled, Union Oil Company of California v. Forest Oil Corporation. In the lawsuit, the plaintiff complained about PERL’s abandonment of Trading Bay and asserted that PERL has failed to pay approximately $49 million in joint interest billings owed on those properties to date from the time PERL owned them. The plaintiff claimed that, as predecessor to PERL, Forest was liable for PERL’s share of all joint interest billings owed on Trading Bay. As of December 31, 2011, Unocal sold its interest in the Trading Bay assets, including its claims against Forest, to Hilcorp Alaska, LLC, and Hilcorp was substituted for Unocal as plaintiff in the lawsuit. In August 2012, Forest and the plaintiff reached a settlement whereby the plaintiff released Forest from all claims, agreed to indemnify Forest with respect to all decommissioning and abandonment liabilities associated with Trading Bay, and dismissed the complaint against Forest in exchange for a $7 million payment from Forest.

Except as described above and as disclosed in Part II, Item 1 of the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2012, and June 30, 2012, respectively, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 1A.  RISK FACTORS

The risks described under the caption “Risk Factors” in Item 8.01 of our Current Report on Form 8-K filed on September 12, 2012 (the “Form 8-K”), are incorporated herein by reference. There have been no material changes to the risks described in Item 8.01 of the Form 8-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the third quarter 2012. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2012	8,333	$6.83	—	—
August 2012	940	6.89	—	—
September 2012	178	8.04	—	—
Third Quarter Total	9,451	$6.85	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

1.1
Purchase Agreement, dated as of September 12, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and the Initial Purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K for Forest Oil Corporation filed September 17, 2012.

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended to date, incorporated herein by reference to Exhibit 3.2 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

3.2
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, and No. 5, incorporated herein by reference to Exhibit 3.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2011 (File No. 001-13515).

4.1
Indenture, dated as of September 17, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and U.S. National Bank Association, incorporated by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed September 17, 2012 (File No. 001-13515).

4.2
Registration Rights Agreement, dated as of September 17, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K for Forest Oil Corporation filed September 17, 2012 (File No. 001-13515).

10.1	Form of Restricted Stock Inducement Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.2	Form of CEO Plan Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.3	Form of Performance Unit Inducement Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.4	Form of CEO Severance Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.5	Form of CEO Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.6
Agreement for Purchase and Sale of Assets, dated as of October 11, 2012, by and between Forest Oil Corporation and Texas Petroleum Investment Company, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

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

FOREST OIL CORPORATION (Registrant)

October 29, 2012	By:	/s/ PATRICK R. MCDONALD
Patrick R. McDonald Chief Executive Officer and Director (on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND
Victor A. Wind Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Exhibit Index

1.1
Purchase Agreement, dated as of September 12, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and the Initial Purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K for Forest Oil Corporation filed September 17, 2012.

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended to date, incorporated herein by reference to Exhibit 3.2 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

3.2
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, and No. 5, incorporated herein by reference to Exhibit 3.6 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2011 (File No. 001-13515).

4.1
Indenture, dated as of September 17, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and U.S. National Bank Association, incorporated by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed September 17, 2012 (File No. 001-13515).

4.2
Registration Rights Agreement, dated as of September 17, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K for Forest Oil Corporation filed September 17, 2012 (File No. 001-13515).

10.1	Form of Restricted Stock Inducement Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.2	Form of CEO Plan Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.3	Form of Performance Unit Inducement Award Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.4	Form of CEO Severance Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.5	Form of CEO Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).

10.6
Agreement for Purchase and Sale of Assets, dated as of October 11, 2012, by and between Forest Oil Corporation and Texas Petroleum Investment Company, incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

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