Form 10-Q
period 2013-06-30
FOREST OIL CORP
filed 2013-08-07
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013 there were 120,078,373 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
June 30, 2013

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$421	$1,056
Accounts receivable	72,470	67,516
Derivative instruments	17,211	40,190
Other current assets	16,024	16,318
Total current assets	106,126	125,080
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $8,326,395 and $8,237,186	1,288,691	1,459,312
Unproved	195,118	277,798
Net oil and natural gas properties	1,483,809	1,737,110
Other property and equipment, net of accumulated depreciation and amortization of $49,108 and $46,908	14,613	17,128
Net property and equipment	1,498,422	1,754,238
Deferred income taxes	6,547	14,681
Goodwill	239,420	239,420
Derivative instruments	5,504	8,335
Other assets	57,726	60,108
	$1,913,745	$2,201,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,260	$164,786
Accrued interest	14,850	23,407
Derivative instruments	3,829	9,347
Deferred income taxes	6,547	14,681
Current portion of long-term debt	—	12
Other current liabilities	14,038	14,092
Total current liabilities	235,524	226,325
Long-term debt	1,630,337	1,862,088
Asset retirement obligations	23,247	56,155
Derivative instruments	2,310	7,204
Other liabilities	89,713	92,914
Total liabilities	1,981,131	2,244,686
Shareholders’ equity:
Preferred stock, none issued and outstanding	—	—
Common stock, 120,107,896 and 118,245,320 shares issued and outstanding	12,011	11,825
Capital surplus	2,550,933	2,541,859
Accumulated deficit	(2,610,503)	(2,575,994)
Accumulated other comprehensive loss	(19,827)	(20,514)
Total shareholders’ equity (deficit)	(67,386)	(42,824)
	$1,913,745	$2,201,862

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil, natural gas, and natural gas liquids sales	$116,786	$135,694	$234,828	$294,595
Interest and other	28	37	160	69
Total revenues	116,814	135,731	234,988	294,664
Costs, expenses, and other:
Lease operating expenses	19,167	27,134	40,371	54,741
Production and property taxes	5,029	6,940	7,245	18,093
Transportation and processing costs	3,098	3,615	6,378	7,587
General and administrative	13,114	16,421	33,128	31,805
Depreciation, depletion, and amortization	43,804	72,987	92,347	139,957
Ceiling test write-down of oil and natural gas properties	—	348,976	—	383,793
Interest expense	29,392	34,317	65,520	67,709
Realized and unrealized gains on derivative instruments, net	(31,610)	(34,015)	(6,030)	(63,539)
Other, net	1,593	3,455	30,413	30,375
Total costs, expenses, and other	83,587	479,830	269,372	670,521
Earnings (loss) before income taxes	33,227	(344,099)	(34,384)	(375,857)
Income tax (benefit) expense	(212)	167,074	125	167,989
Net earnings (loss)	$33,439	$(511,173)	$(34,509)	$(543,846)

Basic earnings (loss) per common share	$.28	$(4.44)	$(.30)	$(4.75)
Diluted earnings (loss) per common share	$.28	$(4.44)	$(.30)	$(4.75)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings (loss)	$33,439	$(511,173)	$(34,509)	$(543,846)
Other comprehensive income:
Defined benefit postretirement plans - amortization of actuarial losses, net of tax	345	186	687	373
Total other comprehensive income	345	186	687	373

Total comprehensive income (loss)	$33,784	$(510,987)	$(33,822)	$(543,473)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2012	118,245	$11,825	$2,541,859	$(2,575,994)	$(20,514)	$(42,824)
Employee stock purchase plan	115	11	431	—	—	442
Restricted stock issued, net of forfeitures	1,978	198	(198)	—	—	—
Amortization of stock-based compensation	—	—	10,147	—	—	10,147
Other, net	(230)	(23)	(1,306)	—	—	(1,329)
Net loss	—	—	—	(34,509)	—	(34,509)
Other comprehensive income	—	—	—	—	687	687
Balances at June 30, 2013	120,108	$12,011	$2,550,933	$(2,610,503)	$(19,827)	$(67,386)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net loss	$(34,509)	$(543,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	92,347	139,957
Deferred income tax	—	167,880
Unrealized losses (gains) on derivative instruments, net	15,398	(5,423)
Ceiling test write-down of oil and natural gas properties	—	383,793
Stock-based compensation expense	6,479	9,257
Loss on debt extinguishment	25,223	—
Other, net	2,903	7,833
Changes in operating assets and liabilities:
Accounts receivable	(4,168)	19,077
Other current assets	(269)	2,305
Accounts payable and accrued liabilities	17,956	(20,601)
Accrued interest and other	(10,948)	16,192
Net cash provided by operating activities	110,412	176,424
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(205,099)	(395,781)
Other fixed assets	(1,115)	(4,910)
Proceeds from sales of assets	338,977	1,102
Net cash provided (used) by investing activities	132,763	(399,589)
Financing activities:
Proceeds from bank borrowings	320,000	443,000
Repayments of bank borrowings	(255,000)	(200,000)
Redemption of senior notes	(321,327)	—
Change in bank overdrafts	13,523	(20,666)
Other, net	(1,006)	(1,501)
Net cash (used) provided by financing activities	(243,810)	220,833
Net decrease in cash and cash equivalents	(635)	(2,332)
Cash and cash equivalents at beginning of period	1,056	3,012
Cash and cash equivalents at end of period	$421	$680
Cash paid during the period for:
Interest (net of capitalized amounts)	$70,428	$61,622
Income taxes (net of refunded amounts)	1,070	915
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(4,259)	$5,672
Common stock issued for acquisition of unproved oil and natural gas properties	—	36,431

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

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of Forest at June 30, 2013, and the results of its operations, its comprehensive income, its cash flows, and changes in its shareholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on Forest’s revenues and the fair values of its derivative instruments.

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

The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of oil, natural gas, and NGL reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations, and the amount of future capital costs and abandonment obligations used in such calculations, assessing investments in unproved properties and goodwill for impairment, determining the need for and the amount of deferred tax asset valuation allowances, and estimating fair values of financial instruments, including derivative instruments.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2013 financial statement presentation.

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

Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (e.g. stock options, unvested restricted stock, unvested phantom stock units that may be settled in shares, and unvested performance units) had been issued. Additionally, the numerator is also adjusted for certain contracts that provide the issuer or holder with a choice between settlement methods. Diluted earnings per share is computed using the more dilutive of the treasury stock method or the two-class method. Under the treasury stock method, the dilutive effect of potential common shares is computed by assuming common shares are issued for these securities at the beginning of the period, with the assumed proceeds from exercise, which include average unamortized stock-based compensation costs, assumed to be used to purchase common shares at the average market price for the period, and the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) included in the denominator of the diluted earnings per share computation. The number of contingently issuable shares pursuant to the outstanding performance units is included in the denominator of the computation of diluted earnings per share based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. Under the two-class method, the dilutive effect of non-participating potential common shares is determined and undistributed earnings are reallocated between common shares and participating securities. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the six months ended June 30, 2013 and the three and six months ended June 30, 2012. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended June 30, 2013 as their inclusion would have an antidilutive effect.

The following reconciles net earnings (loss) as reported in the Condensed Consolidated Statements of Operations to net earnings (loss) used for computing basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Net earnings (loss)	$33,439	$(511,173)	$(34,509)	$(543,846)
Less: net earnings attributable to participating securities	(1,014)	—	—	—
Net earnings (loss) for basic and diluted earnings (loss) per share	$32,425	$(511,173)	$(34,509)	$(543,846)

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings (loss) per share	116,033	115,107	115,845	114,464
Dilutive effects of potential common shares	—	—	—	—
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings (loss) per share	116,033	115,107	115,845	114,464

(3) STOCK-BASED COMPENSATION

Stock-based Compensation Plans

Forest maintains the 2001 and 2007 Stock Incentive Plans (the “Plans”) under which qualified and non-qualified stock options, restricted stock, performance units, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries.

Compensation Costs

The table below sets forth stock-based compensation for the three and six months ended June 30, 2013 and 2012, and the remaining unamortized amounts and weighted average amortization period as of June 30, 2013.

	Restricted Stock	Performance Units	Phantom Stock Units	Total(1)(2)
	(In Thousands)
Three Months Ended June 30, 2013:
Total stock-based compensation costs	$3,210	$1,105	$513	$4,828
Less: stock-based compensation costs capitalized	(1,172)	(241)	(218)	(1,631)
Stock-based compensation costs expensed	$2,038	$864	$295	$3,197
Six Months Ended June 30, 2013:
Total stock-based compensation costs	$7,445	$2,733	$1,775	$11,953
Less: stock-based compensation costs capitalized	(2,994)	(714)	(887)	(4,595)
Stock-based compensation costs expensed	$4,451	$2,019	$888	$7,358
Unamortized stock-based compensation costs(3)	$20,149	$11,252	$8,562	$39,963
Weighted average amortization period remaining	1.8 years	2.3 years	2.0 years	2.0 years
Three Months Ended June 30, 2012:
Total stock-based compensation costs	$4,943	$3,145	$(1,046)	$7,042
Less: stock-based compensation costs capitalized	(1,487)	(477)	369	(1,595)
Stock-based compensation costs expensed	$3,456	$2,668	$(677)	$5,447
Six Months Ended June 30, 2012:
Total stock-based compensation costs	$8,719	$4,357	$(113)	$12,963
Less: stock-based compensation costs capitalized	(3,195)	(867)	(130)	(4,192)
Stock-based compensation costs expensed	$5,524	$3,490	$(243)	$8,771
____________________________________________

(1)
Forest also maintains an employee stock purchase plan (which is not included in the table) under which $.1 million and $.2 million of compensation cost was recognized for the three and six month periods ended June 30, 2013, respectively, and $.1 million and $.2 million of compensation cost was recognized for the three and six month periods ended June 30, 2012, respectively.

(2)
In connection with the divestiture of the South Texas oil and natural gas properties in the first quarter of 2013, Forest incurred one-time employee termination benefit costs that included $2.0 million ($1.0 million net of capitalized amounts) in stock-based compensation costs due to accelerated vesting of the affected awards. In addition to these stock-based compensation costs, in the first quarter of 2013, Forest incurred $7.5 million ($5.7 million net of capitalized amounts) in other one-time employee termination benefit costs related to this divestiture. All of these one-time employee termination benefit costs expenses are included in “General and administrative” in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 and no further one-time employee termination benefit costs are expected to be made for this specific divestiture. See Note 5 for more information regarding this divestiture.

(3)	The unamortized stock-based compensation costs for liability-based awards are based on the closing price of Forest’s common stock at the reporting period end.

Stock Options

The following table summarizes stock option activity in the Plans for the six months ended June 30, 2013.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2013	870,816	$17.86	$—	870,816
Granted	—	—
Exercised	—	—	—
Cancelled	(217,046)	20.01
Outstanding at June 30, 2013	653,770	$17.14	$—	653,770
____________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the six months ended June 30, 2013.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2013	2,721,637	$17.64		939,180	$15.20		1,161,737	$9.91
Awarded(2)	2,151,877	6.04		1,182,500	5.47		1,619,401	6.43
Vested	(806,959)	21.50	$4,514	(203,240)	19.60	$—	(90,821)	10.49	$615
Forfeited	(174,335)	16.00		—	—		(94,507)	10.03
Unvested at June 30, 2013	3,892,220	$10.50		1,918,440	$8.74		2,595,810	$7.71
 ____________________________________________

(1)
All of the unvested units of phantom stock at June 30, 2013 must be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. All of the phantom stock units that vested during the six months ended June 30, 2013 were settled in cash.

(2)
Of the restricted stock shares granted during the six months ended June 30, 2013, 1,229,901 shares vest in increments of 33.3% on each of the first three anniversary dates of the grant. All other Forest restricted stock grants cliff vest on the third anniversary of the date of grant. Additionally, during the six months ended June 30, 2013, Forest granted 950,000 performance units that are cash-settled, with the settlement amount dependent upon Forest’s relative total shareholder return in comparison to an identified peer group over a thirty-six month performance period. These performance units have been accounted for as a liability within the Condensed Consolidated Financial Statements. All of the other outstanding performance units are share-settled and utilize the same relative total shareholder return criteria to determine the settlement amount, other than certain peers used for comparison purposes. The share-settled performance units have been accounted for as equity-based awards within the Condensed Consolidated Financial Statements.

(4) DEBT

The components of debt are as follows:

	June 30, 2013			December 31, 2012
	Principal	Unamortized Premium	Total	Principal	Unamortized Premium (Discount)	Total
	(In Thousands)
Credit facility	$130,000	$—	$130,000	$65,000	$—	$65,000
7% senior subordinated notes due 2013(1)	—	—	—	12	—	12
8½% senior notes due 2014(2)	—	—	—	300,000	(3,277)	296,723
7¼% senior notes due 2019	1,000,000	337	1,000,337	1,000,000	365	1,000,365
7½% senior notes due 2020	500,000	—	500,000	500,000	—	500,000
Total debt	1,630,000	337	1,630,337	1,865,012	(2,912)	1,862,100
Less: current portion of long-term debt	—	—	—	(12)	—	(12)
Long-term debt	$1,630,000	$337	$1,630,337	$1,865,000	$(2,912)	$1,862,088
____________________________________________

(1)	In June 2013, Forest redeemed the 7% senior subordinated notes due 2013 at their maturity.

(2)	In March 2013, Forest redeemed the 8½% senior notes due 2014 at 107.11% of par, recognizing a loss of $25.2 million upon redemption.

Bank Credit Facility

As of June 30, 2013, the Company had a $1.5 billion credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Administrative Agent”), which matures in June 2016. The size of the Credit Facility may be increased by $300.0 million, to a total of $1.8 billion, upon agreement between the applicable lenders and Forest.

Forest’s availability under the Credit Facility is governed by a borrowing base. As of June 30, 2013, the borrowing base under the Credit Facility was $900.0 million. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and natural gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur, such as if Forest or any of its Restricted Subsidiaries (as defined in the Credit Facility) issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that Forest or any of its Restricted Subsidiaries may issue to refinance senior notes that were outstanding on June 30, 2011. The borrowing base is also subject to automatic adjustment if Forest or any of its Restricted Subsidiaries sell oil and natural gas properties included in the borrowing base, as applicable, having a fair market value in excess of 10% of the borrowing base then in effect. In this case, the borrowing base will be reduced by an amount equal to either (i) the percentage of the borrowing base attributable to the sold properties, as determined by the Administrative Agent, or (ii) if none of the borrowing base is attributable to the sold properties, a value agreed upon by Forest and the required lenders. The February 2013 sale of Forest’s South Texas properties, discussed in Note 5, resulted in a $170.0 million reduction to the borrowing base effective February 15, 2013.

The borrowing base was reaffirmed at $900.0 million in April 2013 and the next scheduled semi-annual redetermination of the borrowing base will occur on or about November 1, 2013. A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The Credit Facility is collateralized by Forest’s assets, and Forest is required to mortgage and grant a security interest in 75% of the present value of the estimated proved oil and natural gas properties and related assets of Forest and its U.S. subsidiaries.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that Forest will not permit its ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time. Depending on Forest’s overall level of indebtedness, this covenant may limit its ability to borrow funds as needed under the Credit Facility. Forest’s ratio of total debt outstanding to EBITDA for the twelve-month period ended June 30, 2013, as calculated in accordance with the Credit Facility, was 4.37.

At June 30, 2013, there were outstanding borrowings of $130.0 million under the Credit Facility at a weighted average interest rate of 1.8%, and Forest had used the Credit Facility for $2.1 million in letters of credit.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and gas operations were conducted in the United States. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2013 and 2012, Forest capitalized $8.1 million and $8.8 million, respectively, of general and administrative costs (including stock-based compensation). During the six months ended June 30, 2013 and 2012, Forest capitalized $20.4 million and $20.3 million, respectively, of general and administrative costs (including stock-based compensation). During the three months ended June 30, 2013 and 2012, Forest capitalized $.9 million and $1.9 million, respectively, of interest costs attributed to unproved properties. During the six months ended June 30, 2013 and 2012, Forest capitalized $1.1 million and $4.1 million, respectively, of interest costs attributed to unproved properties.

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

Although Forest did not incur a ceiling test write-down at March 31, 2013 or June 30, 2013, ceiling test write-downs of the United States cost center may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, or NGL prices used in the calculation of the present value of future net revenues from estimated production of proved oil and natural gas reserves declines compared to prices used as of June 30, 2013, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

During the three and six months ended June 30, 2012, Forest recorded ceiling test write-downs of oil and natural gas property costs of $349.0 million and $383.8 million, respectively, primarily due to a decrease in natural gas prices used in the calculation of the present value of future net revenues as of June 30, 2012. During the three months ended March 31, 2012, Forest recorded a $34.8 million ceiling test write-down of its Italian cost center due to an Italian regional regulatory body’s denial of approval of an environmental impact assessment associated with Forest’s proposal to commence natural gas production from wells that Forest drilled and completed in 2007. Forest is currently appealing the region’s denial; however, until the region’s denial is reversed or overturned, Forest determined that it could no longer conclude with reasonable certainty that its Italian natural gas reserves were producible and, therefore, reclassified the reserves from proved to probable, incurring a ceiling test write-down.

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

Divestitures

In January 2013, Forest entered into an agreement to sell all of its oil and natural gas properties located in South Texas, excluding its Eagle Ford Shale oil properties, for $325.0 million in cash. This transaction closed on February 15, 2013 and was subject to customary purchase price adjustments, resulting in Forest receiving net proceeds of $321.0 million during the six months ended June 30, 2013.

In July 2013, Forest announced that it will initiate a marketed process to pursue the potential sale of its oil and natural gas properties located in the Texas Panhandle Area. If the sale of these assets is completed, Forest intends to use the proceeds to reduce its indebtedness.

Acquisition and Development Agreement

In April 2013, Forest entered into an Acquisition and Development Agreement (“ADA”) with a third-party for the future development of Forest’s Eagle Ford Shale acreage in Gonzales County, Texas. Under the terms of the ADA, the third-party will pay a $90.0 million drilling carry in the form of future drilling and completion services and related development capital in exchange for a 50% working interest in Forest’s Eagle Ford Shale acreage position. Upon completion of the phased contribution of the drilling carry, Forest and the third-party will participate in future drilling on a 50/50 basis. The ADA applies to wells spud on or subsequent to November 28, 2012, none of which had been placed on production prior to April 1, 2013, and Forest retained all of its interests in wells and production that were spud prior to November 28, 2012. Forest is the operator of the drilling program. As of June 30, 2013, Forest had realized $36.2 million of the drilling carry and currently expects that it will be fully realized by mid-2014.

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

The following table summarizes the activity for Forest’s asset retirement obligations for the period indicated:

Six Months Ended June 30, 2013
(In Thousands)
Asset retirement obligations at beginning of period	$58,585
Accretion expense	1,793
Liabilities incurred	1,122
Liabilities settled	(1,252)
Disposition of properties	(34,024)
Revisions of estimated liabilities	(473)
Asset retirement obligations at end of period	25,751
Less: current asset retirement obligations	(2,504)
Long-term asset retirement obligations	$23,247

(6) INCOME TAXES

The significant differences between Forest’s blended federal and state statutory income tax rate of 36% and its effective income tax rates of (.6)% and (.4)% for the three and six months ended June 30, 2013, respectively, and (49)% and (45)% for the three and six months ended June 30, 2012, respectively, were primarily due to changes in the valuation allowance on Forest’s deferred tax assets.

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

(7) FAIR VALUE MEASUREMENTS

Forest’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are set forth in the table below.

	June 30, 2013	December 31, 2012
	Using Significant Other Observable Inputs (Level 2)(1)
	(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$22,715	$35,465
Interest rate	—	13,060
Total assets	$22,715	$48,525
Liabilities:
Derivative instruments(2):
Commodity	$6,139	$16,551
Total liabilities	$6,139	$16,551
____________________________________________

(1)
The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when relevant observable inputs are not available. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2013. Forest’s policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the event or change in circumstances caused the transfer.

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

The fair values and carrying amounts of Forest’s financial instruments are summarized below as of the dates indicated.

	June 30, 2013
			Fair Value Measurements:
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$22,715	$22,715	$—	$22,715
Liabilities:
Derivative instruments	6,139	6,139	—	6,139
Credit facility	130,000	130,000	—	130,000
7¼% senior notes due 2019	1,000,337	973,000	973,000	—
7½% senior notes due 2020	500,000	477,190	477,190	—
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

	December 31, 2012
			Fair Value Measurements:
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$48,525	$48,525	$—	$48,525
Liabilities:
Derivative instruments	16,551	16,551	—	16,551
Credit facility	65,000	65,000	—	65,000
8½% senior notes due 2014	296,723	321,000	321,000	—
7¼% senior notes due 2019	1,000,365	1,006,850	1,006,850	—
7½% senior notes due 2020	500,000	526,250	526,250	—
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

(8) DERIVATIVE INSTRUMENTS

Commodity Derivatives

Forest periodically enters into commodity derivative instruments as an attempt to moderate the effects of wide fluctuations in commodity prices on Forest’s cash flow and to manage the exposure to commodity price risk. Forest’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, Forest has elected not to designate its derivatives as hedging instruments for accounting purposes. As such, Forest recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations.

The table below sets forth Forest’s outstanding commodity swaps as of June 30, 2013.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Remaining Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
July 2013 - October 2013	145	$3.99	4,000	$95.53
November 2013 - December 2013	160	3.98	4,000	95.53
Calendar 2014	80	4.34	—	—

In connection with several natural gas and oil swaps entered into, Forest granted swaptions to the swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas and oil swaps. These swaptions grant the swap counterparties the option to enter into future swaps with Forest and may not be exercised until their expiration dates. The table below sets forth the outstanding swaptions as of June 30, 2013.

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

Derivative Instruments Entered Into Subsequent to June 30, 2013

Subsequent to June 30, 2013, through August 6, 2013, Forest entered into the following derivative agreements:

Commodity Swaps
	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl
July 2013 - December 2013	2,000	$99.70
Calendar 2014	3,000	95.10

In addition to the swaps shown in the table above, Forest entered into 15 Bbtu per day of purchased natural gas swaps for the period September 2013 - December 2013 that directly offset 15 Bbtu per day of sold natural gas swaps. Additionally, Forest unwound the last two months of a Calendar 2013 natural gas swap covering 20 Bbtu per day at a hedged price of $4.03 per MMBtu. This brings Forest’s natural gas swap position for the period July 2013 - December 2013 to 133.4 Bbtu per day at a weighted average hedged price of $4.01 per MMBtu.

Commodity Options
		Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Barrels Per Day	Underlying Hedged Price per Bbl
Oil Swaptions:
Calendar 2015(1)	December 2014	1,000	$106.00
Calendar 2015(1)	December 2014	1,000	99.75
Calendar 2015(1)	December 2014	1,000	99.00
Oil Put Options:
Monthly Calendar 2014	Monthly Calendar 2014	2,000	70.00
____________________________________

(1)
In connection with entering into these oil swaptions, Forest terminated three of its existing oil swaptions with the counterparties for Calendar 2014. Two of the terminated swaptions covered 2,000 barrels per day with a hedged price per barrel of $100.00, and the third terminated swaption covered 1,000 barrels per day with a hedged price per barrel of $109.00.

Interest Rate Derivatives

Forest voluntarily terminated its interest rate swaps in June 2013 for proceeds of $11.4 million.

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

	June 30, 2013	December 31, 2012
	(In Thousands)
Current assets:
Derivative instruments:
Commodity	$17,211	$28,690
Interest rate	—	11,500
Total current assets	$17,211	$40,190
Long-term assets:
Derivative instruments:
Commodity	$5,504	$6,775
Interest rate	—	1,560
Total long-term assets	$5,504	$8,335
Current liabilities:
Derivative instruments:
Commodity	$3,829	$9,347
Long-term liabilities:
Derivative instruments:
Commodity	$2,310	$7,204

The table below summarizes the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as realized and unrealized (gains) losses on derivative instruments, net, for the periods indicated. These derivative instruments are not designated as hedging instruments for accounting purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Commodity derivatives:
Realized losses (gains)	$1,106	$(31,067)	$(8,543)	$(52,395)
Unrealized (gains) losses	(32,823)	(2,126)	2,338	(8,572)
Interest rate derivatives:
Realized gains	(9,803)	(2,837)	(12,885)	(5,721)
Unrealized losses	9,910	2,015	13,060	3,149
Realized and unrealized gains on derivative instruments, net	$(31,610)	$(34,015)	$(6,030)	$(63,539)

Due to the volatility of oil and natural gas prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations in both the current period and prior periods and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be transacted. As of June 30, 2013, all but one of Forest’s derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility. The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility. The remaining counterparty, a purchaser of Forest’s natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

The majority of Forest’s derivative counterparties are financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date, the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $18.2 million at June 30, 2013. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At June 30, 2013, Forest owed a net derivative liability to its counterparties, the fair value of which was $1.7 million. In the absence of netting provisions, at June 30, 2013, Forest would be exposed to a risk of loss of

$22.7 million under its derivative agreements, and Forest’s derivative counterparties would be exposed to a risk of loss of $6.1 million.

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

	Derivative Assets
	June 30, 2013	December 31, 2012
	(In Thousands)
Gross amounts of recognized assets	$22,715	$48,525
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	22,715	48,525
Gross amounts not offset in the balance sheet:
Derivative instruments	(4,484)	(13,537)
Cash collateral received	—	—
Net amount	$18,231	$34,988

	Derivative Liabilities
	June 30, 2013	December 31, 2012
	(In Thousands)
Gross amounts of recognized liabilities	$6,139	$16,551
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	6,139	16,551
Gross amounts not offset in the balance sheet:
Derivative instruments	(4,484)	(13,537)
Cash collateral pledged	—	—
Net amount	$1,655	$3,014

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted, which included derivatives reform as part of a broader financial regulatory reform. Congress delegated many of the details of the Dodd-Frank Act to federal regulatory agencies. Forest currently expects that the Dodd-Frank Act and related rules will have little impact on its existing derivative transactions under its outstanding ISDA Master Agreements and Schedules, or its ability to enter into such transactions and agreements in the future.

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Accretion of asset retirement obligations	$549	$1,597	$1,793	$3,195
Loss on debt extinguishment	—	—	25,223	—
Legal proceeding liabilities	—	—	—	22,847
Other, net	1,044	1,858	3,397	4,333
	$1,593	$3,455	$30,413	$30,375

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

Loss on Debt Extinguishment

In March 2013, Forest redeemed the remaining $300.0 million in principal amount of 8½% senior notes at 107.11% of par, recognizing a loss of $25.2 million upon redemption due to the $21.3 million call premium and write-off of $3.9 million of unamortized discount and debt issue costs.

Legal Proceeding Liabilities

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corporation, et al. v. El Rucio Land & Cattle Company, Inc., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awards the claimant $22.8 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. Forest is seeking to have this judgment reversed on appeal and believes it has meritorious arguments in support thereof. However, Forest is unable to predict the final outcome in this matter and has accrued a liability, which is classified within “Other liabilities” in the Condensed Consolidated Balance Sheet, of $23.6 million, which includes accrued interest, for this matter.

(10) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings (loss). Forest’s other comprehensive income during the three and six months ended June 30, 2013 consists of actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost.

The components of other comprehensive income, both before-tax and net-of-tax, for the three and six months ended June 30, 2013 are as follows:

	Before-Tax	Tax (Expense) / Benefit	Net-of-Tax
	(In Thousands)
Three Months Ended June 30, 2013:
Defined benefit postretirement plans
Actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost	$345	$—	$345
Other comprehensive income	$345	$—	$345
Six Months Ended June 30, 2013:
Defined benefit postretirement plans
Actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost	$687	$—	$687
Other comprehensive income	$687	$—	$687

The change in the accumulated balance of other comprehensive income (loss) during the six months ended June 30, 2013 is as follows:

Accumulated Other Comprehensive Income (Loss)(1)
(In Thousands)
Defined benefit postretirement plans
Balance at December 31, 2012	$(20,514)

Amounts reclassified from accumulated other comprehensive loss	687
Other comprehensive income	687

Balance at June 30, 2013	$(19,827)
____________________________________

(1)	All amounts are net of tax.

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

The following presents condensed consolidating financial information as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012 on an issuer (parent company), guarantor subsidiary, non-guarantor subsidiaries, eliminating entries, and consolidated basis. Eliminating entries presented are necessary to combine the entities.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2013					December 31, 2012
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$258	$1	$162	$—	$421	$667	$45	$344	$—	$1,056
Accounts receivable	44,851	23,462	5,001	(844)	72,470	33,979	27,969	6,393	(825)	67,516
Other current assets	32,717	283	235	—	33,235	55,869	286	353	—	56,508
Total current assets	77,826	23,746	5,398	(844)	106,126	90,515	28,300	7,090	(825)	125,080
Property and equipment, at cost	8,244,692	1,451,251	177,982	—	9,873,925	8,439,898	1,416,364	182,070	—	10,038,332
Less accumulated depreciation, depletion, and amortization	7,007,346	1,193,741	174,416	—	8,375,503	6,937,606	1,173,332	173,156	—	8,284,094
Net property and equipment	1,237,346	257,510	3,566	—	1,498,422	1,502,292	243,032	8,914	—	1,754,238
Investment in subsidiaries	89,894	—	—	(89,894)	—	68,048	—	—	(68,048)	—
Goodwill	216,460	22,960	—	—	239,420	216,460	22,960	—	—	239,420
Due from subsidiaries	102,934	94,037	—	(196,971)	—	116,602	83,983	—	(200,585)	—
Deferred income taxes	102,881	—	36,106	(132,440)	6,547	111,015	—	36,106	(132,440)	14,681
Other assets	63,230	—	—	—	63,230	68,443	—	—	—	68,443
	$1,890,571	$398,253	$45,070	$(420,149)	$1,913,745	$2,173,375	$378,275	$52,110	$(401,898)	$2,201,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$190,433	$1,040	$5,631	$(844)	$196,260	$157,404	$2,133	$6,074	$(825)	$164,786
Other current liabilities	33,001	—	6,263	—	39,264	55,187	67	6,285	—	61,539
Total current liabilities	223,434	1,040	11,894	(844)	235,524	212,591	2,200	12,359	(825)	226,325
Long-term debt	1,630,337	—	—	—	1,630,337	1,862,088	—	—	—	1,862,088
Due to parent and subsidiaries	—	—	196,971	(196,971)	—	—	—	200,585	(200,585)	—
Deferred income taxes	—	132,440	—	(132,440)	—	—	132,440	—	(132,440)	—
Other liabilities	104,186	3,009	8,075	—	115,270	141,520	3,642	11,111	—	156,273
Total liabilities	1,957,957	136,489	216,940	(330,255)	1,981,131	2,216,199	138,282	224,055	(333,850)	2,244,686
Shareholders’ equity (deficit)	(67,386)	261,764	(171,870)	(89,894)	(67,386)	(42,824)	239,993	(171,945)	(68,048)	(42,824)
	$1,890,571	$398,253	$45,070	$(420,149)	$1,913,745	$2,173,375	$378,275	$52,110	$(401,898)	$2,201,862

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2013					2012
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and natural gas liquids sales	$92,124	$24,735	$(73)	$—	$116,786	$99,798	$35,485	$411	$—	$135,694
Interest and other	131	433	1	(537)	28	909	(1,387)	—	515	37
Equity earnings in subsidiaries	14,162	—	—	(14,162)	—	9,195	—	—	(9,195)	—
Total revenues	106,417	25,168	(72)	(14,699)	116,814	109,902	34,098	411	(8,680)	135,731
Costs, expenses, and other:
Lease operating expenses	15,837	3,326	4	—	19,167	22,153	4,891	90	—	27,134
Other production expenses	7,473	656	(2)	—	8,127	10,594	(86)	47	—	10,555
General and administrative	12,562	224	328	—	13,114	15,595	620	206	—	16,421
Depreciation, depletion, and amortization	33,116	9,560	1,128	—	43,804	53,534	19,015	438	—	72,987
Ceiling test write-down of oil and natural gas properties	—	—	—	—	—	348,976	—	—	—	348,976
Interest expense	29,391	36	502	(537)	29,392	34,316	(1,523)	1,009	515	34,317
Realized and unrealized gains on derivative instruments, net	(25,734)	(5,827)	(49)	—	(31,610)	(26,320)	(7,604)	(91)	—	(34,015)
Other, net	665	95	833	—	1,593	1,335	107	2,013	—	3,455
Total costs, expenses, and other	73,310	8,070	2,744	(537)	83,587	460,183	15,420	3,712	515	479,830
Earnings (loss) before income taxes	33,107	17,098	(2,816)	(14,162)	33,227	(350,281)	18,678	(3,301)	(9,195)	(344,099)
Income tax (benefit) expense	(332)	175	(55)	—	(212)	160,892	7,489	(1,307)	—	167,074
Net earnings (loss)	$33,439	$16,923	$(2,761)	$(14,162)	$33,439	$(511,173)	$11,189	$(1,994)	$(9,195)	$(511,173)
Comprehensive income (loss)	$33,784	$16,923	$(2,761)	$(14,162)	$33,784	$(510,987)	$11,189	$(1,994)	$(9,195)	$(510,987)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013					2012
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil, natural gas, and natural gas liquids sales	$184,661	$49,765	$402	$—	$234,828	$206,621	$87,091	$883	$—	$294,595
Interest and other	356	835	1	(1,032)	160	1,687	572	—	(2,190)	69
Equity earnings in subsidiaries	18,308	—	—	(18,308)	—	(7,599)	—	—	7,599	—
Total revenues	203,325	50,600	403	(19,340)	234,988	200,709	87,663	883	5,409	294,664
Costs, expenses, and other:
Lease operating expenses	33,782	6,501	88	—	40,371	45,972	8,579	190	—	54,741
Other production expenses	13,394	191	38	—	13,623	24,391	1,191	98	—	25,680
General and administrative	31,693	894	541	—	33,128	29,959	1,351	495	—	31,805
Depreciation, depletion, and amortization	70,678	20,408	1,261	—	92,347	101,403	37,683	871	—	139,957
Ceiling test write-down of oil and natural gas properties	—	—	—	—	—	348,976	—	34,817	—	383,793
Interest expense	65,519	68	965	(1,032)	65,520	67,708	188	2,003	(2,190)	67,709
Realized and unrealized gains on derivative instruments, net	(4,869)	(1,152)	(9)	—	(6,030)	(50,927)	(12,451)	(161)	—	(63,539)
Other, net	27,675	212	2,526	—	30,413	26,567	197	3,611	—	30,375
Total costs, expenses, and other	237,872	27,122	5,410	(1,032)	269,372	594,049	36,738	41,924	(2,190)	670,521
Earnings (loss) before income taxes	(34,547)	23,478	(5,007)	(18,308)	(34,384)	(393,340)	50,925	(41,041)	7,599	(375,857)
Income tax (benefit) expense	(38)	207	(44)	—	125	150,506	19,917	(2,434)	—	167,989
Net earnings (loss)	$(34,509)	$23,271	$(4,963)	$(18,308)	$(34,509)	$(543,846)	$31,008	$(38,607)	$7,599	$(543,846)
Comprehensive income (loss)	$(33,822)	$23,271	$(4,963)	$(18,308)	$(33,822)	$(543,473)	$31,008	$(38,607)	$7,599	$(543,473)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013				2012
	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated	Parent Company	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net earnings (loss)	$(52,817)	$23,271	$(4,963)	$(34,509)	$(536,247)	$31,008	$(38,607)	$(543,846)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	70,678	20,408	1,261	92,347	101,403	37,683	871	139,957
Deferred income tax	—	—	—	—	150,397	19,917	(2,434)	167,880
Unrealized losses (gains) on derivative instruments, net	14,961	433	4	15,398	(3,649)	(1,751)	(23)	(5,423)
Ceiling test write-down of oil and natural gas properties	—	—	—	—	348,976	—	34,817	383,793
Loss on debt extinguishment	25,223	—	—	25,223	—	—	—	—
Other, net	11,384	205	(2,207)	9,382	17,896	187	(993)	17,090
Changes in operating assets and liabilities:
Accounts receivable	(10,086)	4,507	1,411	(4,168)	11,522	7,641	(86)	19,077
Other current assets	(390)	3	118	(269)	2,360	(1)	(54)	2,305
Accounts payable and accrued liabilities	18,865	(541)	(368)	17,956	(19,765)	(1,254)	418	(20,601)
Accrued interest and other	(10,697)	(187)	(64)	(10,948)	16,210	96	(114)	16,192
Net cash provided (used) by operating activities	67,121	48,099	(4,808)	110,412	89,103	93,526	(6,205)	176,424
Investing activities:
Capital expenditures for property and equipment	(169,741)	(35,699)	(774)	(206,214)	(312,214)	(80,990)	(7,487)	(400,691)
Proceeds from sales of assets	338,975	—	2	338,977	1,102	—	—	1,102
Net cash provided (used) by investing activities	169,234	(35,699)	(772)	132,763	(311,112)	(80,990)	(7,487)	(399,589)
Financing activities:
Proceeds from bank borrowings	320,000	—	—	320,000	443,000	—	—	443,000
Repayments of bank borrowings	(255,000)	—	—	(255,000)	(200,000)	—	—	(200,000)
Redemption of senior notes	(321,327)	—	—	(321,327)	—	—		—
Change in bank overdrafts	13,932	(457)	48	13,523	(20,445)	(341)	120	(20,666)
Net activity in investments in subsidiaries	6,637	(11,987)	5,350	—	(203)	(12,194)	12,397	—
Other, net	(1,006)	—	—	(1,006)	(1,501)	—	—	(1,501)
Net cash (used) provided by financing activities	(236,764)	(12,444)	5,398	(243,810)	220,851	(12,535)	12,517	220,833
Net (decrease) increase in cash and cash equivalents	(409)	(44)	(182)	(635)	(1,158)	1	(1,175)	(2,332)
Cash and cash equivalents at beginning of period	667	45	344	1,056	1,734	1	1,277	3,012
Cash and cash equivalents at end of period	$258	$1	$162	$421	$576	$2	$102	$680

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

Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids (“NGLs”) primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969. We currently conduct our operations in one material geographical segment: the United States. Our core operational areas are in the Eagle Ford Shale in South Texas, the East Texas / North Louisiana Area, and the Texas Panhandle Area.

Recent Events

In October 2012, we entered into an agreement to sell all of our oil and natural gas properties located in South Louisiana for $220 million in cash. This transaction closed in November 2012, and we have received net proceeds of $211 million, after customary purchase price adjustments, through June 30, 2013. In January 2013, we entered into an agreement to sell all of our oil and natural gas properties located in South Texas, excluding our Eagle Ford Shale oil properties, for $325 million in cash. This transaction closed in February 2013, and we received net proceeds of $321 million, after customary purchase price adjustments, through June 30, 2013. We used the proceeds from these property sales to reduce our indebtedness. These property sales affect the comparability of the results of our operations between the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 presented herein.

In April 2013, we entered into an agreement with a third-party for the future development of our Eagle Ford Shale acreage in Gonzales County, Texas. Under the terms of the agreement, the third-party will pay a $90 million drilling carry in the form of future drilling and completion services and related development capital in exchange for a 50% working interest in our Eagle Ford Shale acreage position. Upon completion of the phased contribution of the drilling carry, Forest and the third-party will participate in future drilling on a 50/50 basis. The agreement applies to wells spud on or subsequent to November 28, 2012, none of which had been placed on production prior to April 1, 2013, and we retained all of our interests in wells and production that were spud prior to November 28, 2012. We are the operator of the drilling program and currently expect that the drilling carry will be fully realized by mid-2014.

In July 2013, we announced that we will initiate a marketed process to pursue the potential sale of our oil and natural gas properties located in the Texas Panhandle Area. If the sale of these assets is completed, we intend to use the proceeds to reduce our indebtedness.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2013, we recognized net earnings of $33 million and a net loss of $35 million, respectively, compared to net losses of $511 million and $544 million for the three and six months ended June 30, 2012, respectively. The net earnings for the three months ended June 30, 2013 included a $23 million unrealized gain on derivative instruments whereas the net loss for the six months ended June 30, 2013 included a $15 million unrealized loss on derivative instruments, a $25 million loss on the early termination of debt, and $7 million in severance-related expenses associated with the sale of our South Texas oil and natural gas properties. The net losses in the 2012 periods were primarily due to ceiling test write-downs and the related increases in valuation allowances recorded on our deferred tax assets. We recorded a $35 million ceiling test write-down of our Italian natural gas properties in the first quarter of 2012 and a $349 million ceiling test write-down of our U.S. oil and natural gas properties in the second quarter of 2012. Primarily in connection with these write-downs, we recorded additional deferred income tax expense of $290 million and $303 million for the three and six months ended June 30, 2012, respectively, as a result of increasing the valuation allowances on our deferred tax assets. See “Ceiling Test Write-Down of Oil and Natural Gas Properties” below for more information regarding our ceiling test write-downs.

Adjusted EBITDA, which excludes the effects of unrealized gains and losses on derivative instruments, ceiling test write-downs, and other items, was $88 million and $182 million for the three and six months ended June 30, 2013, respectively, as compared to $122 million and $247 million for the three and six months ended June 30, 2012, respectively. The $34 million and $65 million decreases between the corresponding three and six month periods, respectively, were primarily due to the sale of oil and natural gas properties in South Louisiana and South Texas, which occurred in November 2012 and February 2013, respectively, and a decrease in realized gains on derivative instruments. Adjusted EBITDA is a performance measure that is not calculated in accordance with generally accepted accounting principles (“GAAP”); see “—Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA to reported net earnings (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Management’s analysis of the individual components of the changes in our quarterly and year-to-date results follows.

Oil, Natural Gas, and Natural Gas Liquids Volumes, Revenues, and Prices

Oil, natural gas, and natural gas liquids sales volumes, revenues, and average sales prices for the three and six months ended June 30, 2013 and 2012 are set forth in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales volumes:
Oil (MBbls)	601	758	1,160	1,525
Natural gas (MMcf)	11,406	20,872	25,738	41,765
NGLs (MBbls)	694	850	1,392	1,716
Totals (MMcfe)	19,176	30,520	41,050	61,211
Revenues (in thousands):
Oil	$56,316	$72,291	$110,278	$151,742
Natural gas	41,161	38,693	83,819	86,721
NGLs	19,309	24,710	40,731	56,132
Totals	$116,786	$135,694	$234,828	$294,595
Average sales price per unit:
Oil ($/Bbl)	$93.70	$95.37	$95.07	$99.50
Natural gas ($/Mcf)	3.61	1.85	3.26	2.08
NGLs ($/Bbl)	27.82	29.07	29.26	32.71
Totals ($/Mcfe)	$6.09	$4.45	$5.72	$4.81

Our equivalent sales volumes for the three and six months ended June 30, 2013 were 19.2 Bcfe and 41.1 Bcfe, respectively, compared to 30.5 Bcfe and 61.2 Bcfe for the three and six months ended June 30, 2012, respectively. The decreases in equivalent sales volumes in the 2013 periods as compared to the 2012 periods were primarily due to divestitures of oil and natural gas properties in South Louisiana and South Texas, which occurred in November 2012 and February 2013, respectively. Revenues from oil, natural gas, and NGLs were $117 million in the second quarter of 2013 compared to $136 million in the second quarter of 2012. The $19 million decrease was primarily a result of the decrease in equivalent sales volumes due to the aforementioned divestitures. The decrease due to the decline in equivalent sales volumes was partially offset by a 37% increase in the average sales price per Mcfe between the two periods from $4.45 per Mcfe in the second quarter of 2012 to $6.09 per Mcfe in the second quarter of 2013.

Revenues from oil, natural gas, and NGLs were $235 million in the first six months of 2013 compared to $295 million in the first six months of 2012. The $60 million decrease was primarily a result of the decrease in equivalent sales volumes due to the aforementioned divestitures. The decrease due to the decline in equivalent sales volumes was partially offset by a 19% increase in the average sales price per Mcfe between the two periods from $4.81 per Mcfe in the first six months of 2012 to $5.72 per Mcfe in the first six months of 2013.

The revenues and average sales prices reflected in the table above exclude the effects of commodity derivative instruments because we have elected not to designate our derivative instruments as cash flow hedges. The table below shows the average realized price per unit including the effects of the commodity derivative instruments we had in place for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Oil:
Average sales price ($/Bbl)	$93.70	$95.37	$95.07	$99.50
Effects of commodity derivatives ($/Bbl)	.79	2.84	.78	.01
Average realized price ($/Bbl)	$94.49	$98.21	$95.84	$99.51

Natural gas:
Average sales price ($/Mcf)	$3.61	$1.85	$3.26	$2.08
Effects of commodity derivatives ($/Mcf)	(.14)	1.34	.30	1.26
Average realized price ($/Mcf)	$3.47	$3.20	$3.55	$3.33

NGLs:
Average sales price ($/Bbl)	$27.82	$29.07	$29.26	$32.71
Effects of commodity derivatives ($/Bbl)	—	.99	—	(.07)
Average realized price ($/Bbl)	$27.82	$30.06	$29.26	$32.64

Totals:
Average sales price ($/Mcfe)	$6.09	$4.45	$5.72	$4.81
Effects of commodity derivatives ($/Mcfe)	(.06)	1.02	.21	.86
Average realized price ($/Mcfe)	$6.03	$5.46	$5.93	$5.67

See “Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of production expense for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$19,167	$27,134	$40,371	$54,741
Production and property taxes	5,029	6,940	7,245	18,093
Transportation and processing costs	3,098	3,615	6,378	7,587
Production expense	$27,294	$37,689	$53,994	$80,421
Production expense per Mcfe:
Lease operating expenses	$1.00	$.89	$.98	$.89
Production and property taxes	.26	.23	.18	.30
Transportation and processing costs	.16	.12	.16	.12
Production expense per Mcfe	$1.42	$1.23	$1.32	$1.31

Lease Operating Expenses

Lease operating expenses in the second quarter of 2013 were $19 million, or $1.00 per Mcfe, compared to $27 million, or $.89 per Mcfe, in the second quarter of 2012. Lease operating expenses in the first six months of 2013 were $40 million, or $.98 per Mcfe, compared to $55 million, or $.89 per Mcfe, in the first six months of 2012. Lease operating expenses decreased $8 million and $14 million in the three and six month periods ended June 30, 2013 compared to the corresponding periods in 2012, respectively, primarily due to the oil and natural gas property divestitures that occurred in November 2012 and February 2013.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 4.3% and 5.1% of oil, natural gas, and NGL revenues for the three-month periods ended June 30, 2013 and 2012, respectively, and 3.1% and 6.1% of oil, natural gas, and NGL revenues for the six-month periods ended June 30, 2013 and 2012, respectively. The decreases in production and property taxes as a percentage of revenues in the three and six month periods ended June 30, 2013 were due to reduced severance tax rates on several wells in the Texas Panhandle Area. Normal fluctuations occur in this percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs in the second quarter of 2013 were $3 million, or $.16 per Mcfe, compared to $4 million, or $.12 per Mcfe, in the second quarter of 2012. Transportation and processing costs in the first six months of 2013 were $6 million, or $.16 per Mcfe, compared to $8 million, or $.12 per Mcfe, in the first six months of 2012.

General and Administrative Expense

The table below sets forth the components of general and administrative expense for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Stock-based compensation costs	$4,881	$7,326	$12,105	$13,373
Stock-based compensation costs capitalized	(1,631)	(1,619)	(4,595)	(4,216)
	3,250	5,707	7,510	9,157

Other general and administrative costs	16,331	17,860	41,419	38,748
Other general and administrative costs capitalized	(6,467)	(7,146)	(15,801)	(16,100)
	9,864	10,714	25,618	22,648

General and administrative expense	$13,114	$16,421	$33,128	$31,805

General and administrative expense was $13 million in the second quarter of 2013, compared to $16 million in the second quarter of 2012, and was $33 million in the first six months of 2013, compared to $32 million in the first six months of 2012. For the first six months of 2013, other general and administrative costs include $8 million ($6 million net of capitalized amounts) and stock-based compensation costs include $2 million ($1 million net of capitalized amounts) in employee severance-related costs incurred due to the disposition of the South Texas oil and natural gas properties during the first quarter of 2013. General and administrative expense in the second quarter of 2012 includes $5 million ($4 million net of capitalized amounts) in accelerated stock-based compensation costs and $2 million ($2 million net of capitalized amounts) in accrued severance costs, which are both related to the termination of our former chief executive officer. The percentage of general and administrative costs capitalized under the full cost method of accounting ranged from 35% to 39% in the periods presented.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the second quarter of 2013 was $44 million, or $2.28 per Mcfe, compared to $73 million, or $2.39 per Mcfe, in the second quarter of 2012. For the first six months of 2013, DD&A was $92 million, or $2.25 per Mcfe, compared to $140 million, or $2.29 per Mcfe, in the first six months of 2012.

Ceiling Test Write-Down of Oil and Natural Gas Properties

In the second quarter of 2012, we recorded a ceiling test write-down of our United States cost center pursuant to the ceiling test limitation prescribed by the SEC for companies using the full cost method of accounting. The write-down totaled $349 million and was primarily a result of a significant decline in natural gas prices during that quarter. Although we did not incur a ceiling test write-down at March 31, 2013 or June 30, 2013, additional write-downs of the United States cost center may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month natural gas and oil prices used in the calculation of the present value of future net revenue from estimated production of proved oil and gas reserves decline compared to prices used as of June 30, 2013, unproved property values decrease, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

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

Interest Expense

The table below sets forth interest expense for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Interest costs	$30,315	$36,185	$66,634	$71,806
Interest costs capitalized	(923)	(1,868)	(1,114)	(4,097)
Interest expense	$29,392	$34,317	$65,520	$67,709

Interest expense was $29 million and $34 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense was $66 million and $68 million for the six months ended June 30, 2013 and 2012, respectively. The decreases of $5 million and $2 million in the comparable three and six month periods, respectively, were primarily attributable to the redemption of $300 million of 8½% senior notes in October 2012, the redemption of the remaining $300 million of 8½% senior notes in March 2013, and decreased borrowings outstanding under our credit facility during 2013, partially offset by interest costs on the $500 million of 7½% senior notes issued in September 2012 and lower capitalized interest in 2013. Interest costs capitalized relate to our investments in significant unproved acreage positions that are under development. See “Liquidity and Capital Resources—Bank Credit Facility” below for more information regarding our credit facility.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Realized (gains) losses on derivative instruments, net:
Oil	$(473)	$(2,155)	$(901)	$(15)
Natural gas	1,579	(28,067)	(7,642)	(52,508)
NGLs	—	(845)	—	128
Interest(1)	(9,803)	(2,837)	(12,885)	(5,721)
Subtotal realized gains on derivative instruments, net	(8,697)	(33,904)	(21,428)	(58,116)
Unrealized (gains) losses on derivative instruments, net:
Oil	(5,736)	(26,918)	(6,044)	(9,519)
Natural gas	(27,087)	30,987	8,382	10,467
NGLs	—	(6,195)	—	(9,520)
Interest	9,910	2,015	13,060	3,149
Subtotal unrealized (gains) losses on derivative instruments, net	(22,913)	(111)	15,398	(5,423)
Realized and unrealized gains on derivative instruments, net	$(31,610)	$(34,015)	$(6,030)	$(63,539)
____________________________________________

(1)
In June 2013, we voluntarily terminated our fixed-to-floating interest rate swaps under which we had swapped $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average interest rate equal to the 1-month LIBOR plus approximately 5.9%. As part of this termination, we received proceeds of $11 million, which are included in realized gains on derivative instruments for the six months ended June 30, 2013.

Other, Net

The table below sets forth the components of “Other, net” for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Accretion of asset retirement obligations	$549	$1,597	$1,793	$3,195
Loss on debt extinguishment	—	—	25,223	—
Legal proceeding liabilities	—	—	—	22,847
Other, net	1,044	1,858	3,397	4,333
	$1,593	$3,455	$30,413	$30,375

See Note 9 to the Condensed Consolidated Financial Statements for more information on the components of “Other, net”.

Income Tax

The table below sets forth the current and deferred components of income tax and the effective income tax rates for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands, Except Percentages)
Current income tax	$(212)	$327	$125	$109
Deferred income tax	—	166,747	—	167,880
Total income tax (benefit) expense	$(212)	$167,074	$125	$167,989
Effective income tax rate	(.6)%	(49)%	(.4)%	(45)%

Our effective income tax rates were (.6)% and (.4)% for the three and six months ended June 30, 2013, respectively, and (49)% and (45)% for the three and six months ended June 30, 2012, respectively. The significant differences between our blended federal and state statutory income tax rate of 36% and our effective income tax rates were primarily due to changes in valuation allowances placed against our deferred tax assets. See Note 6 to the Condensed Consolidated Financial Statements for more information regarding our income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures (see “Capital Expenditures”). Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity. To fund large transactions, such as acquisitions and debt refinancing transactions, we have looked to the private and public capital markets as another source of financing and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of August 6, 2013, we had hedged, via commodity swaps, approximately 64 Bcfe of our total projected 2013 production and approximately 36 Bcfe of our total projected 2014 production, excluding the volumes underlying outstanding unexercised commodity swaptions and oil put options. This level of hedging will provide a measure of certainty with respect to the cash flow that we will receive for a portion of our future production. However, these hedging activities may result in reduced income or even financial losses to us. In the future, we may determine to increase or decrease our hedging positions. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative instruments.

As noted above, the other primary source of liquidity is our credit facility, which currently has a borrowing base of $900 million. The borrowing base is subject to redetermination from time to time as discussed below under “Bank Credit Facility.” This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in June 2016. The credit facility contains a covenant that we will not permit our ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time. Depending on our overall level of indebtedness, this covenant may limit our ability to borrow funds as needed under our credit facility. Our ratio of total debt outstanding to EBITDA for the twelve-month period ended June 30, 2013, as calculated in accordance with the credit facility, was 4.37. We had $130 million and $148 million of borrowings outstanding under the credit facility as of June 30, 2013 and August 1, 2013, respectively. The covenant described above would currently prevent us from borrowing the full amount of our remaining borrowing base. See “Bank Credit Facility” below for further details regarding the credit facility.

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

We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, in November 2012, we sold all of our oil and natural gas properties located in South Louisiana for net proceeds of $211 million. Additionally, in February 2013 we sold all of our oil and natural gas properties located in South Texas, excluding our Eagle Ford Shale oil properties, for net proceeds of $321 million, which we used in March 2013 to redeem the remaining $300 million in principal amount of 8½% senior notes due 2014. In addition, as discussed in “Overview—Recent Events,” we have entered into an agreement with a third-party pursuant to which the third-party is funding a portion of the drilling and other development costs relating to certain Eagle Ford Shale acreage, and we have initiated a marketed process to pursue the potential sale of our oil and natural gas properties located in the Texas Panhandle Area. There can be no assurance that such a sale can be completed on the terms or in the time frame we expect or at all.

We believe that our cash flows provided by operating activities and funds available under the credit facility will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations. If our revenue and cash flow decrease as a result of lower-than-expected production or a decline in commodity prices, and we are unable to sufficiently reduce our total debt through asset divestitures, we may be compelled to seek a waiver or amendment to the credit facility, allowing us to temporarily maintain a total debt-to-EBITDA ratio in excess of 4.50 to 1.00.

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

Our availability under the Credit Facility is governed by a borrowing base. As of June 30, 2013, the borrowing base under the Credit Facility was $900 million. The determination of the borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. A reduction of the borrowing base could require us to repay indebtedness in excess of the borrowing base in order to cover the deficiency. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base was reaffirmed at $900 million in April 2013 and the next scheduled semi-annual redetermination of the borrowing base will occur on or about November 1, 2013.

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

The Credit Facility is collateralized by our assets. Under the Credit Facility, we are required to mortgage and grant a security interest in 75% of the present value of our estimated proved oil and natural gas properties and related assets. If our corporate credit ratings issued by Moody’s and S&P meet pre-established levels, the security requirements would cease to apply and, at our request, the banks would release their liens and security interest on our properties.

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Credit Facility provides that we will not permit our ratio of total debt outstanding to EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.50 to 1.00 at any time. Our ratio of total debt outstanding to EBITDA for the twelve-month period ended June 30, 2013, as calculated in accordance with the Credit Facility, was 4.37. We expect to continue to meet this covenant by maintaining our capital expenditures at levels that approximate our cash flows from operating activities and by using proceeds from the sale of assets to reduce debt.

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

At June 30, 2013, there were outstanding borrowings of $130 million under the Credit Facility at a weighted average interest rate of 1.8%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $768 million. At August 1, 2013, there were outstanding borrowings of $148 million under the Credit Facility at a weighted average interest rate of 1.8%, and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $750 million. However, based on the ratio of total debt outstanding to EBITDA discussed above, our utilization of the Credit Facility is currently limited to approximately $180 million.

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

We engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, or directly purchase our production, or serve as counterparties to our commodity and interest rate derivative agreements. As of August 6, 2013, all but one of our derivative instrument counterparties are lenders, or their affiliates, under our Credit Facility. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facility. See Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk’’ below for additional details concerning our derivative instruments.

Historical Cash Flow

Net cash provided by operating activities, net cash provided (used) by investing activities, and net cash (used) provided by financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$110,412	$176,424
Net cash provided (used) by investing activities	132,763	(399,589)
Net cash (used) provided by financing activities	(243,810)	220,833

Net cash provided by operating activities is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative instruments and changes in working capital. The decrease in net cash provided by operating activities in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was primarily due to decreased revenues, which was caused by lower sales volumes primarily attributable to divestitures of oil and natural gas properties in South Louisiana and South Texas, which occurred in November 2012 and February 2013, respectively. The decrease in net cash provided by operating activities was also due to lower realized gains on derivative instruments in 2013 as compared to 2012, partially offset by lower production expense in 2013 as compared to 2012.

The components of net cash provided (used) by investing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(205,099)	$(395,781)
Proceeds from sale of assets	338,977	1,102
Other fixed asset costs	(1,115)	(4,910)
Net cash provided (used) by investing activities	$132,763	$(399,589)
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

Net cash provided (used) by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and natural gas properties, net of proceeds from the dispositions of oil and natural gas properties and other capital assets. The increase in net cash provided by investing activities in the six months ended June 30, 2013 compared to the corresponding period of 2012 was primarily due to an increase in proceeds from the sale of assets, due to the South Texas disposition in February 2013, as well as a decrease in exploration, development, and leasehold acquisition cost expenditures during the six months ended June 30, 2013.

Net cash used by financing activities increased by $465 million to $244 million in net cash used by financing activities in the six months ended June 30, 2013 from $221 million in net cash provided by financing activities in the six months ended June 30, 2012. This increase in net cash used by financing activities was primarily due to the redemption of the 8½% senior notes due 2014 for $321 million in March 2013. This use of cash by financing activities was partially offset by net proceeds from bank borrowings of $65 million during the six months ended June 30, 2013. Net cash provided by financing activities in the six months ended June 30, 2012 primarily consisted of net proceeds from bank borrowings of $243 million.

Capital Expenditures

Expenditures for property exploration, development, and acquisitions were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$178,974	$365,585
Leasehold acquisitions	4,066	53,792
Overhead capitalized	20,396	20,316
Interest capitalized	1,114	4,097
Total capital expenditures(1)	$204,550	$443,790
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including the value of common stock issued for oil and natural gas property acquisitions and stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $.6 million and $3 million recorded during the six months ended June 30, 2013 and 2012, respectively.

We have established an exploration and development capital budget of $355 million to $375 million for 2013 that continues our focus on higher-margin oil opportunities. As the benefit of the drilling carry associated with the Eagle Ford Shale development agreement is realized into 2014, our expected capital expenditures are forecasted to be at lower levels than would otherwise be the case absent the drilling carry. Primary factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

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

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and natural gas reserves;

•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production, and the liquids/natural gas mix of that production;

•	our future financial condition and results of operations;

•	our future revenues, cash flows, and expenses;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and natural gas prices;

•	the amount, nature, and timing of future capital expenditures, including future development costs;

•	our ability to access the capital markets to fund capital and other expenditures;

•	potential future asset dispositions and other transactions;

•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•	the impact of federal, state, and local political, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)
Net earnings (loss)	$33,439	$(511,173)	$(34,509)	$(543,846)
Income tax (benefit) expense	(212)	167,074	125	167,989
Unrealized (gains) losses on derivative instruments, net	(22,913)	(111)	15,398	(5,423)
Interest expense	29,392	34,317	65,520	67,709
Loss on debt extinguishment	—	—	25,223	—
Accretion of asset retirement obligations	549	1,597	1,793	3,195
Ceiling test write-down of oil and natural gas properties	—	348,976	—	383,793
Depreciation, depletion, and amortization	43,804	72,987	92,347	139,957
Stock-based compensation	2,832	6,240	6,479	9,257
Legal proceeding/severance costs	—	1,851	5,821	24,698
Rig stacking	1,258	—	4,296	—
Adjusted EBITDA	$88,149	$121,758	$182,493	$247,329

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher than the fixed price, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2013, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2013 - October 2013	145	$3.99	$6,912	4,000	$95.53	$(136)
November 2013 - December 2013	160	3.98	2,416	4,000	95.53	425
Calendar 2014	80	4.34	12,535	—	—	—

Commodity Options

In connection with several natural gas and oil swaps entered into, we granted swaptions to the swap counterparties in exchange for our receiving premium hedged prices on the natural gas and oil swaps. These swaptions grant the swap counterparties the option to enter into future swaps with us and may not be exercised until their expiration dates. The table below sets forth the outstanding swaptions as of June 30, 2013.

Commodity Options
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Barrels Per Day	Underlying Hedged Price per Bbl	Fair Value (In Thousands)
Gas Swaptions:
Calendar 2014	December 2013	30	$4.50	$(941)	—	$—	$—
Calendar 2014	December 2013	10	4.51	(308)	—	—	—
Oil Swaptions:
Calendar 2014	December 2013	—	—	—	4,000	100.00	(1,897)
Calendar 2014	December 2013	—	—	—	1,000	109.00	(120)
Calendar 2015	December 2014	—	—	—	3,000	100.00	(2,310)

The estimated fair value at June 30, 2013 of all our commodity derivative instruments based on various valuation inputs, including published forward prices, was a net asset of approximately $17 million.

Derivative Instruments Entered Into Subsequent to June 30, 2013

Subsequent to June 30, 2013, through August 6, 2013, we entered into the following derivative agreements:

Commodity Swaps
	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl
July 2013 - December 2013	2,000	$99.70
Calendar 2014	3,000	95.10

In addition to the swaps shown in the table above, we entered into 15 Bbtu per day of purchased natural gas swaps for the period September 2013 - December 2013 that directly offset 15 Bbtu per day of sold natural gas swaps. Additionally, we unwound the last two months of a Calendar 2013 natural gas swap covering 20 Bbtu per day at a hedged price of $4.03 per MMBtu. This brings our natural gas swap position for the period July 2013 - December 2013 to 133.4 Bbtu per day at a weighted average hedged price of $4.01 per MMBtu.

Commodity Options
		Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Barrels Per Day	Underlying Hedged Price per Bbl
Oil Swaptions:
Calendar 2015(1)	December 2014	1,000	$106.00
Calendar 2015(1)	December 2014	1,000	99.75
Calendar 2015(1)	December 2014	1,000	99.00
Oil Put Options:
Monthly Calendar 2014	Monthly Calendar 2014	2,000	70.00
____________________________________

(1)
In connection with entering into these oil swaptions, we terminated three of our existing oil swaptions with the counterparties for Calendar 2014. Two of the terminated swaptions covered 2,000 barrels per day with a hedged price per barrel of $100.00, and the third terminated swaption covered 1,000 barrels per day with a hedged price per barrel of $109.00.

Interest Rate Risk

The following table presents principal amounts and related interest rates by year of maturity for our Credit Facility and senior notes at June 30, 2013.

	2016	2019	2020	Total

Credit facility:
Borrowings outstanding (in thousands)	$130,000	$—	$—	$130,000
Interest rate(1)	1.75%	—	—	1.75%
Senior notes:
Principal outstanding (in thousands)	$—	$1,000,000	$500,000	$1,500,000
Fixed interest rate	—	7.25%	7.50%	7.33%
Effective interest rate(2)	—	7.24%	7.50%	7.33%
____________________________________________

(1)	Weighted average variable interest rate as of June 30, 2013.

(2)	The effective interest rate on the 7.25% senior notes due 2019 differs from the fixed interest rate due to the amortization of the related premium on the notes.

In June 2013, we voluntarily terminated our fixed-to-floating interest rate swaps under which we had swapped $500 million in notional amount at an 8.5% fixed rate for an equal notional amount at a weighted-average interest rate equal to the 1-month LIBOR plus approximately 5.9%. As part of this termination, we received proceeds of $11 million.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our derivative instruments during the six months ended June 30, 2013, beginning with the fair value of our derivative instruments on December 31, 2012. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2013 and will depend exclusively on the price of the commodities on the settlement dates specified by the derivative instruments.

	Fair Value of Derivative Contracts
	Commodity	Interest Rate	Total
	(In Thousands)
As of December 31, 2012	$18,914	$13,060	$31,974
Net increase (decrease) in fair value	6,205	(175)	6,030
Net contract gains realized	(8,543)	(12,885)	(21,428)
As of June 30, 2013	$16,576	$—	$16,576

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

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Michael N. Kennedy, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2013 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On May 25, 2012, a lawsuit, styled Augenbaum v. Lone Pine Resources Inc. et al., was brought as a purported class action in the Supreme Court of the State of New York, New York County against Forest, Lone Pine, certain of Lone Pine’s current and former directors and officers (the “Individual Defendants”), and certain underwriters (the “Underwriter Defendants”) of Lone Pine’s initial public offering (the “IPO”), which was completed on June 1, 2011. The complaint alleges that Lone Pine’s registration statement and prospectus issued in connection with the IPO contained untrue statements of material fact or omitted to state material facts relating to forest fires that occurred in Northern Alberta in May 2011, the rupture of a third party oil sales pipeline in Northern Alberta in April 2011, and the impact of those events on Lone Pine, that the alleged misstatements or omissions violated Section 11 of the Securities Act, and that Lone Pine, the Individual Defendants, and the Underwriter Defendants are liable for such violations. (The complaint was subsequently amended to drop the allegation regarding the forest fires.) The complaint further alleges that the Underwriter Defendants offered and sold Lone Pine’s securities in violation of Section 12(a)(2) of the Securities Act, and the putative class members seek rescission of the securities purchased in the IPO that they continue to own and rescissionary damages for securities that they have sold. Finally, the complaint asserts a claim against Forest under Section 15 of the Securities Act, alleging that Forest was a “control person” of Lone Pine at the time of the IPO. The complaint alleges that the putative class, which purchased shares of Lone Pine’s common stock pursuant and/or traceable to Lone Pine’s registration statement and prospectus, was damaged when the value of the stock declined in August 2011. The complaint does not specify the amount of such damages. Lone Pine has existing obligations to indemnify Forest, the Individual Defendants, and the Underwriter Defendants in connection with the lawsuit. Forest believes that these claims are without merit and intends to defend the claim against it vigorously.

Except as described above with respect to the Augenbaum complaint being amended to drop the forest fires allegation, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the second quarter of 2013. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2013	98	$4.74	—	—
May 2013	156,341	5.31	—	—
June 2013	311	4.37	—	—
Second Quarter Total	156,750	$5.31	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended to date, incorporated herein by reference to Exhibit 3.2 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

3.2
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, No. 5, and No. 6, incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 for Forest Oil Corporation filed June 4, 2013 (File No. 333-189064).

10.1	Amendment No. 5 to Forest Oil Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 7, 2013.

10.2	Forest Oil Corporation 2013 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 17, 2013.

10.3	Form of 2013 Restricted Stock Award Agreement - Cliff Vesting, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.4	Form of 2013 Restricted Stock Award Agreement - Annual Vesting, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.5	Form of 2013 Phantom Stock Unit Award Agreement - Cliff Vesting, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.6	Form of 2013 Phantom Stock Unit Award Agreement - Annual Vesting, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.7	Form of 2013 Performance Unit Award Agreement - Stock Settled, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.8	Form of 2013 Performance Unit Award Agreement - Cash Settled, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.9
Acquisition and Development Agreement, dated April 11, 2013, by and between Forest Oil Corporation, STC Eagleville, LLC, Schlumberger Technology Corporation, Smith International, Inc., and M-I L.L.C., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed April 17, 2013.

10.10
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

FOREST OIL CORPORATION (Registrant)

August 6, 2013	By:	/s/ PATRICK R. MCDONALD
Patrick R. McDonald President and Chief Executive Officer and Director (on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

	By:	/s/ VICTOR A. WIND
Victor A. Wind Senior Vice President, Chief Accounting Officer, Corporate Controller, and Treasurer (Principal Accounting Officer)

Exhibit Index

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended to date, incorporated herein by reference to Exhibit 3.2 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

3.2
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, No. 5, and No. 6, incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 for Forest Oil Corporation filed June 4, 2013 (File No. 333-189064).

10.1	Amendment No. 5 to Forest Oil Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 7, 2013.

10.2	Forest Oil Corporation 2013 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 17, 2013.

10.3	Form of 2013 Restricted Stock Award Agreement - Cliff Vesting, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.4	Form of 2013 Restricted Stock Award Agreement - Annual Vesting, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.5	Form of 2013 Phantom Stock Unit Award Agreement - Cliff Vesting, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.6	Form of 2013 Phantom Stock Unit Award Agreement - Annual Vesting, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.7	Form of 2013 Performance Unit Award Agreement - Stock Settled, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.8	Form of 2013 Performance Unit Award Agreement - Cash Settled, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed May 24, 2013.

10.9
Acquisition and Development Agreement, dated April 11, 2013, by and between Forest Oil Corporation, STC Eagleville, LLC, Schlumberger Technology Corporation, Smith International, Inc., and M-I L.L.C., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed April 17, 2013.

10.10
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