Form 10-K/A
period 2013-12-31
FOREST OIL CORP
filed 2014-10-01
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

i

EXPLANATORY NOTE

As previously disclosed in Item 8.01 of our Current Report on Form 8-K filed on August 11, 2014 (the “Form 8-K”), Forest’s management determined that certain material weaknesses existed in our internal control over financial reporting at year end 2013. Our independent registered public accounting firm, Ernst & Young LLP (“EY”) has reached the same conclusion. Accordingly, we disclosed that our internal control over financial reporting was ineffective at December 31, 2013, and that both management’s assessment of, and EY’s report on, internal control over financial reporting as of December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 26, 2014 (the “Original Filing”), should no longer be relied upon. We also disclosed management’s determination that Forest’s disclosure controls and procedures were not effective at a reasonable level as of December 31, 2013 and March 31, 2014. Finally, we disclosed that EY and Forest would perform additional testing of Forest’s (i) internal control over financial reporting for the year ended December 31, 2013, and (ii) financial statements for each of the three years included in the Original Filing.

The additional testing of Forest’s internal control over financial reporting, and the financial statements, has now been completed. We note that the additional testing did not result in a restatement of the financial statements included in the Original Filing. We are filing this Amendment No. 1 (this “Form 10-K/A”) to the Original Filing to address (i) the material weaknesses in our internal control over financial reporting that have been identified since the date of the Original Filing, and (ii) an audit opinion included in this Form 10-K/A by EY that has been amended, relative to the audit opinion included in the Original Filing, to include disclosure regarding EY’s opinion of our ability to continue to operate as a going concern. EY has included the “going concern” disclosure in its audit opinion due to the fact that we have determined that by year end 2014 the ratio of our total debt to EBITDA may exceed the maximum allowed under our bank credit facility, unless we undertake certain mitigating actions such as obtaining a waiver or amendment to the bank credit facility, selling oil and gas properties or, in the alternative, obtaining a new credit facility or other alternative financing. Absent such actions, a resultant breach of the financial covenant could cause a default under the bank credit facility, potentially resulting in an acceleration of all amounts outstanding under the facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had approximately $13 million outstanding under the credit facility and $800 million outstanding principal amount of notes. The immediate acceleration of debt maturities of this magnitude would likely result in our need to propose a plan of reorganization with creditors, seek relief from the acceleration of said debt maturities, or find some other means of resolving the breach. Rather than focusing financial resources on mitigating this issue solely for the purpose of avoiding the “going concern” audit opinion and disclosure, Forest has chosen to concentrate resources on completing the previously announced combination transaction with Sabine Oil & Gas LLC. If the transaction is completed, Forest’s bank credit facility will be terminated before any potential breach of the financial covenant in the credit facility.

This Form 10-K/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends and restates only the following Items of the Original Filing, and only with respect to matters relating to the material weaknesses in internal control over financial reporting and the going concern disclosure in the audit opinion:

Part I

•	Item 1A. Risk Factors
Part II

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures
Part IV

•	Item 15. Exhibits, Financial Statement Schedules

With respect to Item 15, we are including for filing with this Form 10-K/A only (i) certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2, (ii) an updated consent from EY as Exhibit 23.1, (iii) an updated consent from DeGolyer and MacNaughton as Exhibit 23.2, and (iv) various exhibits related to XBRL. In addition, we are enhancing the disclosure in Item 7 in order to comply with comments

i

received from the staff of the Securities and Exchange Commission on the Original Filing. As noted above, the additional testing on the financial statements and on our internal control over financial reporting did not result in a restatement of the financial statements included in the Original Filing.

Except as otherwise set forth in this Explanatory Note, this Form 10-K/A does not modify or update other disclosures presented in the Original Filing. Accordingly, except for the items identified above, this Form 10-K/A speaks as of February 26, 2014, the date of the Original Filing, and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be correct as of any date thereafter. This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

New Risk Factors in this Form 10-K/A

We may not be able to continue as a going concern.

    The financial statements included in this Form 10-K/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Forest previously disclosed in its unreviewed Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 18, 2014, that by year end 2014 the ratio of its total debt to EBITDA may exceed the maximum allowed under its bank credit facility unless it undertakes certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the Credit Facility, potentially resulting in an acceleration of all amounts outstanding under the Credit Facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had approximately $13 million outstanding under the Credit Facility and $800 million in principal amount outstanding under the notes. Acceleration of debt of this magnitude likely would result in our bankruptcy or other restructuring.

On May 5, 2014, we entered into an Agreement and Plan of Merger with Sabine Oil & Gas LLC (“Sabine”), under which Forest and Sabine are expected to combine their businesses in an all-stock transaction. This agreement was amended on July 9, 2014 primarily to change the structure of the transaction. If the transaction is completed, Forest’s credit facility will be terminated before any breach of the covenant occurs. Accordingly, we have elected to defer seeking an amendment or waiver to address a potential breach rather than incurring the expense of doing so at the present time solely to avoid a “going concern” audit opinion. If, prior to year end, it appears the combination transaction will not be completed, Forest will again evaluate the likelihood of a breach of the financial covenant and, based on that evaluation, attempt to undertake mitigating actions with respect to the bank credit facility that it feels are most appropriate. However, there can be no assurance that any particular actions will be available to Forest, or that even if available, Forest will be able to complete them. If the combination transaction is not completed, failure to take appropriate mitigating actions in the event we are in breach of the covenant may have severely negative effects on our financial condition including, potentially, bankruptcy.

We have identified material weakness in our internal control over financial reporting at December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As more fully disclosed in Item 9A. “Controls and Procedures,” subsequent to the filing of the Original Filing, the Public Company Accounting Oversight Board (the “PCAOB”) conducted an inspection of audits conducted by EY of our internal control over financial reporting as of December 31, 2013, and the financial statements included in the Original Filing. Following this inspection, EY requested a reevaluation of certain control deficiencies that had been previously identified. In addition, EY and Forest’s management conducted additional analyses of other issues relating to Forest’s internal controls. We have now concluded that certain material weaknesses existed in Forest’s internal control over financial reporting as of December 31, 2013.

Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Under the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), a material weakness in the design of monitoring controls indicates that we have not sufficiently developed and/or documented (i.e. designed) internal controls by which management can review and oversee (i.e. monitor) our financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.

We have adopted and partially implemented a plan to remediate the material weaknesses that have been identified. However, we can give no assurance that the measures we take will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

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

Oil, Natural Gas, and Natural Gas Liquids Volumes and Revenues

Oil, natural gas, and natural gas liquids sales volumes, revenues, and per unit price realizations from continuing operations for the years ended December 31, 2013, 2012, and 2011, are set forth in the table below.

	Year Ended December 31,
	2013	2012	2011
Sales volumes:
Oil (MBbls)	2,271	3,146	2,491
Natural gas (MMcf)	46,676	81,008	88,497
NGLs (MBbls)	2,521	3,489	3,154
Totals (MMcfe)	75,428	120,818	122,367
Revenues (in thousands):
Oil	$218,704	$302,445	$239,695
Natural gas	147,530	192,220	328,510
NGLs	75,107	110,858	135,326
Totals	$441,341	$605,523	$703,531
Per unit price realizations:
Oil ($/Bbl)	$96.30	$96.14	$96.22
Natural gas ($/Mcf)	3.16	2.37	3.71
NGLs ($/Bbl)	29.79	31.77	42.91
Totals ($/Mcfe)	$5.85	$5.01	$5.75

We have divested a substantial amount of oil and natural gas properties in recent years, causing significant changes from period to period in our oil, natural gas, and NGL revenues and sales volumes and causing historical amounts reported to be not necessarily indicative of future results. Accordingly, the tables below distinguish oil, natural gas, and NGL sales revenues and volumes, as well as per unit price realizations, between the South Louisiana, South Texas, and Texas Panhandle oil and natural gas properties (the “Divested properties”) we divested in November 2012, February 2013, and November 2013, respectively, and those oil and natural gas properties that we continued to own as of December 31, 2013 (the “Retained properties”).

Years Ended December 31, 2013 and 2012

	Oil, Natural Gas, and NGL Revenues			Oil, Natural Gas, and NGL Sales Volumes			Per Unit Price Realizations			Change In Revenues Attributable to Change In:
	Year Ended December 31,		$ Change	Year Ended December 31,		Volume Change	Year Ended December 31,		$ Change (1)	Volumes (2)	Prices (3)	Total
	2013	2012		2013	2012		2013	2012
	(In Thousands)									(In Thousands)
Oil				MBbls			$/Bbl
Retained properties	$123,790	$80,160	$43,630	1,246	804	442	$99.35	$99.70	$(.35)	$44,068	$(438)	$43,630
Divested properties	94,914	222,285	(127,371)	1,025	2,342	(1,317)	92.60	94.91	(2.31)	(125,000)	(2,371)	(127,371)
	$218,704	$302,445	$(83,741)	2,271	3,146	(875)	$96.30	$96.14	$.17	$(84,119)	$378	$(83,741)

Natural gas				MMcf			$/Mcf
Retained properties	$96,422	$88,421	$8,001	28,918	36,128	(7,210)	$3.33	$2.45	$.89	$(17,646)	$25,647	$8,001
Divested properties	51,108	103,799	(52,691)	17,758	44,880	(27,122)	2.88	2.31	.57	(62,728)	10,037	(52,691)
	$147,530	$192,220	$(44,690)	46,676	81,008	(34,332)	$3.16	$2.37	$.79	$(81,465)	$36,775	$(44,690)

NGLs				MBbls			$/Bbl
Retained properties	$23,305	$22,323	$982	764	621	143	$30.50	$35.95	$(5.44)	$5,140	$(4,158)	$982
Divested properties	51,802	88,535	(36,733)	1,757	2,868	(1,111)	29.48	30.87	(1.39)	(34,297)	(2,436)	(36,733)
	$75,107	$110,858	$(35,751)	2,521	3,489	(968)	$29.79	$31.77	$(1.98)	$(30,757)	$(4,994)	$(35,751)

Total				MMcfe			$/Mcfe
Retained properties	$243,517	$190,904	$52,613	40,978	44,678	(3,700)	$5.94	$4.27	$1.67	$(15,810)	$68,423	$52,613
Divested properties	197,824	414,619	(216,795)	34,450	76,140	(41,690)	5.74	5.45	.30	(227,022)	10,227	(216,795)
	$441,341	$605,523	$(164,182)	75,428	120,818	(45,390)	$5.85	$5.01	$.84	$(227,488)	$63,306	$(164,182)
____________________________________________

(1)	Certain amounts may not recalculate due to rounding.

(2)
The change in revenues attributable to the change in volumes is calculated as the product of (i) the per unit price realization for the year ended December 31, 2012 and (ii) the change in volumes between the year ended December 31, 2012 and the year ended December 31, 2013. Certain amounts do not foot due to rounding.

(3)
The change in revenues attributable to the change in prices is calculated as the product of (i) the volumes for the year ended December 31, 2013 and (ii) the change in the per unit price realization between the year ended December 31, 2012 and the year ended December 31, 2013. Certain amounts do not foot due to rounding.

Equivalent sales volumes were 75.4 Bcfe in 2013 as compared to 120.8 Bcfe in 2012. The 45.4 Bcfe, or 38%, decrease in equivalent sales volumes in 2013 compared to 2012 was primarily due to the divestitures of producing oil and natural gas properties in South Louisiana, South Texas, and the Texas Panhandle, which accounted for 41.7 Bcfe of the decrease. Equivalent sales volumes attributable to properties we continued to own as of December 31, 2013 decreased 8% to 41.0 Bcfe in 2013 from 44.7 Bcfe in 2012. The 8% decrease in these equivalent sales volumes was due to a 20% decrease in natural gas production offset by a 55% increase in oil production and a 23% increase in NGL production. The increase in oil production was a result of our development efforts in the Eagle Ford, where we incurred approximately $108 million in direct exploration, development, and leasehold acquisition capital expenditures in 2013, and the increase in NGL production was due to our drilling program in East Texas, where we incurred approximately $80 million in direct exploration, development, and leasehold acquisition capital expenditures in 2013. Natural gas production declined 20% due to the natural decline in production from existing wells that exceeded the incremental natural gas production we added in 2013 from drilling liquids-rich East Texas wells.

Revenues from oil, natural gas, and NGLs were $441 million in 2013 as compared to $606 million in 2012. The $164 million, or 27%, decrease in revenues in 2013 compared to 2012 was primarily due to the divestitures of producing oil and natural gas properties in South Louisiana, South Texas, and the Texas Panhandle, which accounted for $217 million of the decrease. This decrease was moderated by a 5% increase between the respective periods in the per unit equivalent price realized from these properties while we owned them. Revenues from the properties we continued to own as of December 31, 2013 increased $53 million primarily due to increased liquids production as discussed above and a 39% increase in the equivalent price realized between the two periods.

Years Ended December 31, 2012 and 2011

	Oil, Natural Gas, and NGL Revenues			Oil, Natural Gas, and NGL Sales Volumes			Per Unit Price Realizations			Change In Revenues Attributable to Change In:
	Year Ended December 31,		$ Change	Year Ended December 31,		Volume Change	Year Ended December 31,		$ Change (1)	Volumes (2)	Prices (3)	Total
	2012	2011		2012	2011		2012	2011
	(In Thousands)									(In Thousands)
Oil				MBbls			$/Bbl
Retained properties	$80,160	$35,878	$44,282	804	391	413	$99.70	$91.76	$7.94	$37,897	$6,385	$44,282
Divested properties	222,285	203,817	18,468	2,342	2,100	242	94.91	97.06	(2.14)	23,487	(5,019)	18,468
	$302,445	$239,695	$62,750	3,146	2,491	655	$96.14	$96.22	$(.09)	$63,027	$(277)	$62,750

Natural gas				MMcf			$/Mcf
Retained properties	$88,421	$128,492	$(40,071)	36,128	34,934	1,194	$2.45	$3.68	$(1.23)	$4,392	$(44,463)	$(40,071)
Divested properties	103,799	200,018	(96,219)	44,880	53,563	(8,683)	2.31	3.73	(1.42)	(32,425)	(63,794)	(96,219)
	$192,220	$328,510	$(136,290)	81,008	88,497	(7,489)	$2.37	$3.71	$(1.34)	$(27,800)	$(108,490)	$(136,290)

NGLs				MBbls			$/Bbl
Retained properties	$22,323	$18,045	$4,278	621	379	242	$35.95	$47.61	$(11.67)	$11,522	$(7,244)	$4,278
Divested properties	88,535	117,281	(28,746)	2,868	2,775	93	30.87	42.26	(11.39)	3,930	(32,676)	(28,746)
	$110,858	$135,326	$(24,468)	3,489	3,154	335	$31.77	$42.91	$(11.13)	$14,374	$(38,842)	$(24,468)

Total				MMcfe			$/Mcfe
Retained properties	$190,904	$182,415	$8,489	44,678	39,554	5,124	$4.27	$4.61	$(.34)	$23,631	$(15,142)	$8,489
Divested properties	414,619	521,116	(106,497)	76,140	82,813	(6,673)	5.45	6.29	(.85)	(41,991)	(64,506)	(106,497)
	$605,523	$703,531	$(98,008)	120,818	122,367	(1,549)	$5.01	$5.75	$(.74)	$(8,906)	$(89,102)	$(98,008)
____________________________________________

(1)	Certain amounts may not recalculate due to rounding.

(2)
The change in revenues attributable to the change in volumes is calculated as the product of (i) the per unit price realization for the year ended December 31, 2011 and (ii) the change in volumes between the year ended December 31, 2011 and the year ended December 31, 2012. Certain amounts do not foot due to rounding.

(3)
The change in revenues attributable to the change in prices is calculated as the product of (i) the volumes for the year ended December 31, 2012 and (ii) the change in the per unit price realization between the year ended December 31, 2011 and the year ended December 31, 2012. Certain amounts do not foot due to rounding.

Equivalent sales volumes were 120.8 Bcfe in 2012 as compared to 122.4 Bcfe in 2011. The 1.5 Bcfe, or 1%, decrease in equivalent sales volumes in 2012 compared to 2011 consisted of a decrease of 6.7 Bcfe attributable to the Divested properties, partially offset by a 5.1 Bcfe increase attributable to properties we continued to own as of December 31, 2013. The 5.1 Bcfe increase attributable to properties we continued to own as of December 31, 2013 was comprised of a 3.9 Bcfe, or 85%, increase in liquids production and a 1.2 Bcfe, or 3%, increase in natural gas production in 2012 as compared to 2011. The increase in oil production was a result of our development efforts in the Eagle Ford, where we incurred approximately $141 million in direct exploration, development, and leasehold acquisition capital expenditures in 2012, and the increase in NGL production was due to our drilling program in East Texas, where we incurred approximately $94 million in direct exploration, development, and leasehold acquisition capital expenditures in 2012.

Revenues from oil, natural gas, and NGLs were $606 million in 2012 as compared to $704 million in 2011. The $98 million, or 14%, decrease in revenues in 2012 compared to 2011 consisted of a decrease of $106 million attributable to the Divested properties, partially offset by a $8 million increase attributable to properties we continued to own as of December 31, 2013. The $8 million increase attributable to properties we continued to own as of December 31, 2013 was due to the increase in sales volumes, as discussed above, as well as a 9% increase in the per unit price realized for oil. These increases were partially offset by decreases of 33% and 24% in the per unit prices realized for natural gas and NGLs, respectively.

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

We have divested a substantial amount of oil and natural gas properties in recent years, causing significant changes from period to period in our lease operating expenses, production and property taxes, and transportation and processing costs and causing historical amounts reported to be not necessarily indicative of future results. Accordingly, the tables below distinguish lease operating expenses, production and property taxes, and transportation and processing costs, as well as per unit production expense, between the South Louisiana, South Texas, and Texas Panhandle oil and natural gas properties (the “Divested properties”) we divested in November 2012, February 2013, and November 2013, respectively, and those oil and natural gas properties that we continued to own as of December 31, 2013 (the “Retained properties”).

Years Ended December 31, 2013 and 2012

	Production Expense			Production Expense per Mcfe
	Year Ended December 31,		$ Change	Year Ended December 31,		$ Change
	2013	2012		2013	2012
Lease operating expenses	(In Thousands)			$/Mcfe
Retained properties	$48,854	$37,633	$11,221	$1.19	$.84	$.35
Divested properties	27,821	70,394	(42,573)	.81	.92	(.11)
	$76,675	$108,027	$(31,352)	$1.02	$.89	$.13
Production and property taxes
Retained properties	$10,522	$9,026	$1,496	$.26	$.20	$.06
Divested properties	4,335	25,223	(20,888)	.13	.33	(.20)
	$14,857	$34,249	$(19,392)	$.20	$.28	$(.08)
Transportation and processing costs
Retained properties	$11,434	$11,888	$(454)	$.28	$.27	$.01
Divested properties	461	2,745	(2,284)	.01	.04	(.03)
	$11,895	$14,633	$(2,738)	$.16	$.12	$.04
Total
Retained properties	$70,810	$58,547	$12,263	$1.73	$1.31	$.42
Divested properties	32,617	98,362	(65,745)	.95	1.29	(.34)
	$103,427	$156,909	$(53,482)	$1.37	$1.30	$.07

Years Ended December 31, 2012 and 2011

	Production Expense			Production Expense per Mcfe
	Year Ended December 31,		$ Change	Year Ended December 31,		$ Change
	2012	2011		2012	2011
Lease operating expenses	(In Thousands)			$/Mcfe
Retained properties	$37,633	$31,525	$6,108	$.84	$.80	$.04
Divested properties	70,394	67,633	2,761.92		.82	.10
	$108,027	$99,158	$8,869	$.89	$.81	$.08
Production and property taxes
Retained properties	$9,026	$6,763	$2,263	$.20	$.17	$.03
Divested properties	25,223	33,869	(8,646)	.33	.41	(.08)
	$34,249	$40,632	$(6,383)	$.28	$.33	$(.05)
Transportation and processing costs
Retained properties	$11,888	$10,339	$1,549	$.27	$.26	$.01
Divested properties	2,745	3,389	(644)	.04	.04	—
	$14,633	$13,728	$905	$.12	$.11	$.01
Total
Retained properties	$58,547	$48,627	$9,920	$1.31	$1.23	$.08
Divested properties	98,362	104,891	(6,529)	1.29	1.27	.02
	$156,909	$153,518	$3,391	$1.30	$1.25	$.05

Lease Operating Expenses

Lease operating expenses in 2013 were $77 million, or $1.02 per Mcfe, compared to $108 million, or $.89 per Mcfe, in 2012. Lease operating expenses decreased $31 million in 2013 compared to 2012 with such decrease comprised of $43 million due to the divestitures of the Divested properties, partially offset by an increase in lease operating expenses of $11 million attributable to the Retained properties. Lease operating expenses on the Retained properties increased primarily due to increases in chemical treatment costs, saltwater disposal costs, workovers, and overhead. Chemical treatment and saltwater disposal costs, which relate primarily to our Eagle Ford oil properties, increased approximately $4 million from 2012 to 2013. Workover expense increased approximately $3 million from 2012 to 2013 primarily due to a workover program implemented in East Texas. Overhead increased approximately $3 million from 2012 to 2013. The increase in per-unit lease operating expenses is primarily due to a higher percentage of oil production as a percentage of total equivalent production. Based on the energy-equivalent ratio of six Mcf of natural gas to one barrel of oil, oil production typically has higher per-unit lease operating costs than does natural gas production. However, because the market price of oil relative to natural gas is currently well in excess of the six-to-one ratio, the increase in lease operating expense associated with an increase in oil production is more than offset by the additional revenues realized from oil sales.

Lease operating expenses were $108 million, or $.89 per Mcfe, in 2012 compared to $99 million, or $.81 per Mcfe, in 2011. Lease operating expenses increased $9 million in 2012 compared to 2011, with $6 million of this increase attributable to the Retained properties and $3 million attributable to the Divested properties. Lease operating expenses increased on the Retained properties primarily due to increased chemical treatment and saltwater disposal costs of approximately $4 million and increased fuel, power, and water costs of approximately $1 million, the majority of such costs being related to our Eagle Ford oil properties. Lease operating expenses increased on the Divested properties primarily due to increases in workover expense of approximately $4 million and compressor rental expense of approximately $2 million, partially offset by smaller decreases in miscellaneous lease operating costs.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 3.4%, 5.7%, and 5.8% of oil, natural gas, and NGL sales for the years ended December 31, 2013, 2012, and 2011, respectively. Production and property taxes as a percentage of oil, natural gas, and NGL sales for the Retained properties were 4.3%, 4.7%, and 3.7% for the years ended December 31, 2013, 2012, and 2011, respectively. Normal fluctuations occur in this percentage between periods based upon changes in tax rates, including those changes caused by incentive tax credits earned, and changes in the assessed values of oil and natural gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs were $12 million, or $.16 per Mcfe, in 2013, $15 million, or $.12 per Mcfe, in 2012, and $14 million, or $.11 per Mcfe, in 2011. Transportation and processing costs decreased $3 million from 2012 to 2013, with $2 million of this decrease being due to the divestitures of the Divested properties. Transportation and processing costs on the Retained properties remained relatively stable between the two years, with 2013 showing a slight decrease. Transportation and processing costs increased $1 million from 2011 to 2012, with $2 million of this increase attributable to the Retained properties, partially offset by a $1 million decrease attributable to the Divested properties.

General and Administrative Expense

The following table summarizes the components of general and administrative expense from continuing operations for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Stock-based compensation costs	$18,592	$22,897	$35,706
Stock-based compensation costs capitalized	(7,808)	(7,378)	(14,886)
	10,784	15,519	20,820

Labor costs(1)	52,247	45,671	41,367
Other general and administrative costs	17,980	28,478	34,425
Other general and administrative costs capitalized	(26,185)	(30,406)	(31,507)
	44,042	43,743	44,285

General and administrative expense	$54,826	$59,262	$65,105
____________________________________________

(1)	Labor costs include salaries, hourly wages, bonuses, severance, and burden.

General and administrative expense was $55 million in 2013 compared to $59 million and $65 million in 2012 and 2011, respectively. For the year ended December 31, 2013, labor costs include $14 million ($11 million net of capitalized amounts) in employee-related asset divestiture costs and stock-based compensation costs include $5 million ($2 million net of capitalized amounts) in accelerated stock-based compensation costs. These costs are associated with the divestitures of our South Texas and Texas Panhandle oil and natural gas properties during the first and fourth quarters of 2013, respectively. For the year ended December 31, 2012, stock-based compensation costs include $5 million ($4 million net of capitalized amounts) in accelerated stock-based compensation costs and labor costs include $2 million ($2 million net of capitalized amounts) in severance costs, both of which are related to the termination of our former chief executive officer. Aside from the increased employee-related asset divestiture costs in 2013, labor and stock-based compensation costs decreased, as compared to 2012, due to reduced headcount and a decrease in the Company’s stock price. Other general and administrative cost decreases for the year ended December 31, 2013 compared to the year ended December 31, 2012 include approximately (i) $3 million less expense for split dollar life insurance, primarily due to an increase in the cash surrender value, (ii) $2 million less in professional services expense, primarily related to legal advisory and drilling consultant fees, and (iii) $2 million less in software expense. Other general and administrative costs for the year ended December 31, 2012 compared to the year ended December 31, 2011 reflect approximately (i) $9 million less expense for attorneys’ fees and (ii) $2 million more in professional services expense. For the year ended December 31, 2011, $12 million in stock-based compensation costs ($7 million net of capitalized amounts) were recognized related to the spin-off of Lone Pine, which caused the forfeiture restrictions to lapse on a portion of each outstanding restricted stock award, thus requiring the immediate recognition of compensation cost. The percentage of general and administrative costs capitalized remained consistent between the three years presented, ranging between 38% and 42%.

Depreciation, Depletion, and Amortization

The following table summarizes depreciation, depletion, and amortization expense from continuing operations for the periods indicated.

	Year Ended December 31,
	2013		2012		2011
	In Thousands	$/Mcfe	In Thousands	$/Mcfe	In Thousands	$/Mcfe
Depletion	$165,767	$2.20	$275,886	$2.28	$213,866	$1.75
Depreciation	5,790.08		4,572.04		5,818.05
Depreciation, depletion, and amortization expense	$171,557	$2.27	$280,458	$2.32	$219,684	$1.80

Depreciation, depletion, and amortization expense (“DD&A”) was $172 million, or $2.27 per Mcfe, in 2013, $280 million, or $2.32 per Mcfe, in 2012, and $220 million, or $1.80 per Mcfe, in 2011. The decrease in DD&A from 2012 to 2013 was due primarily to oil and natural gas property divestitures, partially offset by oil reserve additions, which typically have higher per-unit development costs than natural gas reserves. The increase in DD&A from 2011 to 2012 was due primarily to the increase in oil reserve additions. In addition, in 2012, a significant portion of our proved undeveloped natural gas reserves, which have lower associated development costs than proved undeveloped oil reserves, were reclassified from proved to probable status in conjunction with the decrease in the natural gas prices used to determine our proved reserves.

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

Interest Expense

The following table summarizes interest expense from continuing operations for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Credit facility(1)	$6,843	$10,263	$6,652
7¼% senior notes due 2019(1)	70,847	73,793	73,790
7½% senior notes due 2020(1)	36,627	11,194	—
8½% senior notes due 2014(1)	6,277	53,402	59,281
8% senior notes due 2011(1)	—	—	20,191
Other	1,202	402	100
Interest costs capitalized	(1,967)	(7,223)	(10,259)
Interest expense	$119,829	$141,831	$149,755
 ___________________________________________

(1)
Interest expense amounts include interest on the principal or borrowings outstanding, amortization of debt issuance costs, amortization of discounts and premiums, amortization of a deferred gain on a terminated interest rate swap, and credit facility commitment, letter of credit, and other fees, all as applicable.

Interest expense in 2013 totaled $120 million compared to $142 million in 2012. The $22 million decrease in interest expense was comprised of: (i) $47 million attributable to the redemption of $300 million of 8½% senior notes in October 2012 and the redemption of the remaining $300 million of 8½% senior notes in March 2013, (ii) $5 million due to the redemption of $700 million in aggregate of 7¼% senior notes and 7½% senior notes in November 2013, and (iii) $3 million attributable to the credit facility due to average outstanding borrowings under the credit facility and the commitment amount, upon which commitment fees are based, being lower in 2013 as compared to 2012. These decreases were partially offset by the following increases: (i) $27 million due to there being a full year of interest costs on the 7½% senior notes, which were issued in September 2012, and (ii) $5 million of lower capitalized interest in 2013. Interest expense totaled $142 million in 2012 compared to $150 million in 2011. The $8 million decrease in interest expense was comprised of: (i) $20 million attributable to the redemption of $285 million of 8% senior notes in December 2011 and (ii) $6 million due to the redemption of $300 million of 8½% senior notes in October 2012. These decreases were partially offset by the following increases: (i) $11 million in interest costs on the $500 million of 7½% senior notes issued in September 2012, (ii) $4 million attributable to the credit facility, primarily due to increased borrowings outstanding under the credit facility in 2012 as compared to 2011, and (iii) $3 million of lower capitalized interest in 2012. Interest costs capitalized relate to our investments in significant unproved acreage positions that are under development. In 2013 and 2012, other interest expense consists primarily of interest accrued on the previously disclosed arbitration award in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al.. See Part I, Item 3 “Legal Proceedings” and Note 11 for more information regarding this matter.

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

See “Going Concern Subsequent Event” below for updated disclosure on the status of our compliance with the total debt to EBITDA covenant in the Credit Facility and its effect on our ability to continue as a going concern.

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

Going Concern Subsequent Event

The financial statements included in this Form 10-K/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. We previously disclosed in our unreviewed Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, that by year end 2014 the ratio of our total debt to EBITDA may exceed the maximum allowed under our Credit Facility unless we undertake certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the Credit Facility, potentially resulting in an acceleration of all amounts outstanding under the Credit Facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had approximately $13 million outstanding under the Credit Facility and $800 million in principal amount outstanding under the notes. The immediate acceleration of debt maturities of this magnitude likely would result in our bankruptcy or other restructuring.
On May 5, 2014, we entered into an Agreement and Plan of Merger with Sabine Oil & Gas LLC (“Sabine”), under which Forest and Sabine are expected to combine their businesses in an all-stock transaction. This agreement was amended on July 9, 2014 primarily to change the structure of the transaction. If the transaction is completed, the Credit Facility will be terminated before any breach of the financial covenant occurs. Accordingly, we have elected to defer seeking an amendment or waiver rather than incurring the expense of doing so at the present time solely to avoid a “going concern” audit opinion. If, prior to year end, it appears the combination transaction will not be completed, we will again evaluate the likelihood of a breach of the financial covenant and, based on that evaluation, attempt to undertake mitigating actions with respect to the Credit Facility that we feel are most appropriate. However, there can be no assurance that any particular actions will be available to us, or that even if available, we will be able to complete them. If the combination transaction is not completed, failure to take appropriate mitigating actions in the event we are in breach of the covenant may have severely negative effects on our financial condition including, potentially, bankruptcy.
We obtained amendments to the Credit Facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. We believe that we could seek, and the lenders under our Credit Facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver, we believe we could sell assets to avoid breaching the financial covenant. Alternatively, we could obtain a new credit facility or other sources of financing. We may yet undertake some or all of these actions prior to year end, if necessary, though there is no assurance we could complete any such actions as each involves factors that are outside our control. However, inasmuch as we have not obtained a waiver or amendment to the Credit Facility, or pursued any of the other alternatives, there presently exists substantial doubt as to our ability to continue as a going concern through December 31, 2014.

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

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from estimated proved oil and natural gas reserves calculated using current prices, which are the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, and NGL prices. This ceiling is compared to the net book value of the oil and natural gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, a non-cash write-down is required. In 2013, we recorded a ceiling test write-down in our United States cost center totaling $58 million that resulted primarily from the Panhandle divestiture in the fourth quarter of 2013. Given the magnitude of the Panhandle oil and natural gas reserves as a percentage of our total reserves, the divestiture resulted in a $193 million net gain on disposition of assets rather than 100% of the divestiture proceeds reducing capitalized costs, as has typically been done with previous sales of oil and natural gas properties. This smaller reduction of capitalized costs and the loss of future net revenues from the divested proved oil and natural gas reserves were the primary factors causing the ceiling test write-down. In 2012, we recorded ceiling test write-downs in our United States cost center totaling $958 million and in our Italian cost center totaling $35 million. The United States ceiling test write-

downs in 2012 were primarily a result of the decline in the twelve-month arithmetic average prices of natural gas and NGLs.

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

At the time of our annual 2013 goodwill impairment test, our reporting unit had a negative carrying value. Because of the presence of adverse qualitative factors, including limitations on accessing capital and a sustained decreased share price, we performed the second step of the impairment test. This test did not result in an impairment. Because the Panhandle divestiture represented more than 25% of our total proved reserves at the time the divestiture closed and, therefore, a gain or loss on divestiture was required to be recorded, we allocated $105 million of goodwill to the Panhandle divestiture in determining the gain on the divestiture. Subsequent to the divestiture, as of December 31, 2013, we performed an interim impairment test on the remaining goodwill balance. At the time of that test, the carrying value of our reporting unit was greater than zero and was exceeded by the fair value of the reporting unit by 835%; therefore, goodwill of the reporting unit was considered not impaired and the second step of the impairment test was unnecessary.

As described above, the key assumptions used in our goodwill impairment test are our stock price, number of shares outstanding, a control premium, and value attributable to our international operations. There is no uncertainty as to what the stock price is as of the date of the test, since it is directly observable, or as to the number of shares outstanding. The control premium was based on marketplace data of actual control premiums in the oil and natural gas extraction industry. The value attributed to our international operations is minimal and is based on a contracted sales price with a third-party that has been previously disclosed. We note that the fair value of our reporting unit based solely on our stock price and number of shares outstanding (i.e. excluding the control premium and value attributable to our international operations) exceeded the carrying value of our reporting unit by a significant margin.

As discussed above, our stock price and number of shares outstanding are the primary drivers of our reporting unit fair value. Therefore, downward changes in the stock price would negatively affect the fair value of our reporting unit. However, since the carrying value of our reporting unit is low (due primarily to inception-to-date full cost ceiling test write-downs), as of December 31, 2013, our stock price would have to be below one dollar before the fair value of the reporting unit may be at risk of being lower than the carrying value.

When performing the second step of the impairment test, key assumptions utilized to determine the fair value of oil and natural gas properties include recent offers received from third-parties to purchase reserves and acreage, acreage values observed in the marketplace, and the present value of estimated future cash flows related to our reserves.

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

The accompanying consolidated financial statements have been prepared assuming that Forest Oil Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has determined that it expects to fail a financial covenant in its Credit Facility sometime prior to the end of 2014, which could result in the acceleration of all borrowings thereunder and the Company’s senior unsecured notes due 2019 and 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forest Oil Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014, except for the effects of the material weaknesses described in the sixth paragraph of that report as to which the date is October 1, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2014,
except as it relates to the going
concern matter discussed in Note 1
as to which the date is
October 1, 2014

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

Subsequent Event – Going Concern and Management’s Plan

The financial statements included in this Form 10-K/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Forest previously disclosed in its unreviewed Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, that by year end 2014 the ratio of its total debt to EBITDA may exceed the maximum allowed under its bank credit facility unless it undertakes certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the credit facility, potentially resulting in an acceleration of all amounts outstanding under the credit facility as well as Forest’s senior unsecured notes due 2019 and 2020. As of September 30, 2014, Forest had approximately $13.0 million outstanding under the credit facility and $800.0 million in principal amount outstanding under the notes.
The Company obtained amendments to the credit facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. Forest believes that it could seek, and the lenders under its credit facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver, Forest believes it could sell assets to avoid breaching the financial covenant. Alternatively, Forest could obtain a new credit facility or other sources of financing. Forest may yet undertake some or all of these actions prior to year end, if necessary, though there is no assurance Forest could complete any such actions as each involves factors that are outside its control. However, inasmuch as Forest has not obtained a waiver or amendment to the credit facility, or pursued any of the other alternatives, there presently exists substantial doubt as to Forest’s ability to continue as a going concern through December 31, 2014.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings (loss) per share is required to be used since Forest has participating securities. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Forest’s stock incentive plans have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Forest’s stock incentive plans also have the right to receive non-forfeitable cash and certain non-cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. Stock options and cash-settled performance units issued under Forest’s stock incentive plans do not participate in dividends. Share-settled performance units issued under Forest’s stock incentive plans do not participate in dividends in their current form. Holders of these performance units participate in dividends paid during the performance units’ vesting period only after the performance units vest and common shares are deliverable under the terms of the performance unit awards. Share-

settled performance units may vest with no common shares being deliverable, depending on Forest’s shareholder return over the performance units’ vesting period in relation to the shareholder returns of specified peers. See Note 6 for more information on Forest’s stock-based incentive awards. In summary, restricted stock issued to employees and directors and phantom stock units issued to directors are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Forest’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Victor A. Wind, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the annual period ended December 31, 2013 (the “Evaluation Date”). Because of the matters discussed below under “Internal Control Issues,” Messrs. McDonald and Wind have concluded that as of the Evaluation Date our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Issues
Forest’s periodic evaluation of its disclosure controls and procedures includes an assessment of its internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of Forest’s financial reporting and the preparation of Forest’s financial statements. In connection with the audit of our year end financial statements, Forest’s independent registered public accounting firm, Ernst & Young LLP (“EY”), is responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement and (ii) the effectiveness of Forest’s internal control over financial reporting.
As part of management’s assessment, and EY’s audit, of Forest’s internal control over financial reporting as of December 31, 2013, EY or Forest identified certain control deficiencies. Identification of control deficiencies regularly occurs in connection with the assessment or audit of internal control over financial reporting. Control deficiencies exist when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A control deficiency may constitute a “significant deficiency” or a “material weakness” as defined in applicable Securities and Exchange Commission (“SEC”) rules. A “significant deficiency” means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “material weakness” means a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. However, not all control deficiencies rise to the level of a significant deficiency or a material weakness. Forest management and EY originally concluded that none of the identified control deficiencies constituted a material weakness in Forest’s internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in our Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 26, 2014 (the “Original Filing”).
Subsequent to the filing of the Original Filing, the Public Company Accounting Oversight Board conducted an inspection of EY’s 2013 audits of Forest, and following this inspection, EY requested a reevaluation of the control deficiencies previously identified. In addition, EY and Forest’s management conducted additional analysis of other issues relating to Forest’s internal controls. After extensive consultation with outside experts, management has now concluded that each of the following control deficiencies constituted material weaknesses in Forest’s internal control over financial reporting as of December 31, 2013:

•	Information technology general controls - User access and program change management general controls were determined to be ineffective. Compensating controls designed by management lacked the level of precision needed and were ineffective because they relied on electronic data from systems with ineffective information technology general controls. Thus Forest’s controls in all areas, some of which were review controls, that relied on electronic data generated from systems with ineffective information technology general controls were inappropriately designed and operating.

•
Division of interests - Controls over division of interests were determined to be ineffective because changes to Forest’s division of interest master files are not produced in a report that is reviewed by an individual other than the preparer in order to ensure that all changes are appropriate. Further, Forest’s controls were not designed so that changes to the division of interests themselves (as opposed to the master files) would be reviewed by an individual other than the person or persons making the changes. These control deficiencies provided for the opportunity for inappropriate recognition of revenues, operating costs, capital charges, and amounts due to and from third parties as a result of incorrect division of interests.

•
Ceiling limitation test - Several controls, including review controls, associated with the inputs to the ceiling limitation test (oil and natural gas reserves, unproved properties, capital accrual, asset retirement obligations, and general and administrative cost allocation) lacked sufficient appropriate design or operating precision to prevent reasonably possible errors related to the ceiling limitation test that, when aggregated, could be material.

Accordingly, Forest’s internal control over financial reporting was ineffective at December 31, 2013. In addition, because none of the material weaknesses were adequately remediated as of March 31, 2014 or June 30, 2014, Forest’s internal control over financial reporting was ineffective at those dates as well. However, Forest has concluded that the existence of these material weaknesses did not result in a material misstatement of Forest’s financial statements included in the Original Filing or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 6, 2014 and August 18, 2014, respectively.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control-Integrated Framework as described above under “Internal Control Issues,” our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by EY, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Forest has adopted, and partially implemented, a plan to remediate the material weaknesses described above in “Internal Control Issues.” The implementation of the material aspects of this plan began in the third quarter of 2014. Accordingly, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are likely to materially affect, our internal control over financial reporting.

As of the date of this filing, the remediation plan consists of the following main elements:

•
Information technology general controls - Forest has implemented controls pursuant to which user access to certain data is reviewed more frequently and developer access to the related software will be limited. These steps have largely been completed.

•
Division of interests - Forest will implement controls that will provide for expanded review and oversight of all changes to its division of interest master files. Forest plans to have this remediation completed by year end.

•
Ceiling limitation test - Forest will implement additional review procedures over the various inputs to the ceiling limitation test. These reviews will occur more frequently and be performed at a more refined level of precision, involving more process owners. Forest plans to have this remediation completed by year end.

We can give no assurance that the measures we take will remediate the material weaknesses that we have identified or that additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.
Item 9B.    Other Information.

None.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

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

In our report dated February 26, 2014, we expressed an unqualified opinion that Forest Oil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. Management has subsequently determined that deficiencies in controls as described in the following paragraph existed as of December 31, 2013, and further concluded that such deficiencies represent material weaknesses as of December 31, 2013. As a result, management has revised its assessment, as presented in Item 9A. in “Management’s Annual Report on Internal Control Over Financial Reporting”, to conclude that Forest Oil Corporation’s internal control over financial reporting was not effective as of December 31, 2013. Accordingly, our present opinion on the effectiveness of Forest Oil Corporation’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness related to the design and operation of information technology general controls, specifically user access and program change management. This deficiency impacted controls over the financial statement close process and other review controls relying on electronic data that generally impacted all classes of transactions and thus all significant financial statement accounts. Further, the Company identified a material weakness related to the design and operating effectiveness of controls over the maintenance of its division of interests, and a material weakness related to the design and operating effectiveness of controls over its oil and gas property ceiling limitation test.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forest Oil Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements and this report does not affect our report dated February 26, 2014, except as it relates to the going concern matter discussed in Note 1, as to which the date is October 1, 2014, which expressed an unqualified opinion that included an explanatory paragraph regarding Forest Oil Corporation’s ability to continue as a going concern.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Forest Oil Corporation has not maintained effective control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2014
except for the effects of the material weaknesses
described in the sixth paragraph above
as to which the date is
October 1, 2014

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

Exhibit Number		Description
10.12	*	Forest Oil Corporation 2007 Stock Incentive Plan, incorporated by reference to Annex E to Registration Statement on Form S-4 for Forest Oil Corporation, dated April 30, 2007 (File No. 333-140532).

10.13	*
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

21.1		List of Subsidiaries of Registrant, filed with the Original Filing.

23.1	†	Consent of Ernst & Young LLP.

23.2	†	Consent of DeGolyer and MacNaughton.

24.1		Power of Attorney (included on the signature pages of the Original Filing).

31.1	†	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	†	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2	**	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

99.1		Reserves Audit Report of DeGolyer and MacNaughton, independent petroleum engineering consulting firm, dated January 24, 2014, filed with the Original Filing.

101.INS	±	XBRL Instance Document.

101.SCH	±	XBRL Taxonomy Extension Schema Document.

101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

*Contract or compensatory plan or arrangement in which directors and/or officers participate.
**Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†Indicates Exhibits filed with this Form 10-K/A.
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

FOREST OIL CORPORATION (Registrant)

October 1, 2014	By:	/s/ PATRICK R. MCDONALD
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

Signatures	Title	Date

/s/ PATRICK R. MCDONALD	President and Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2014
Patrick R. McDonald

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 1, 2014
Victor A. Wind

*	Chairman of the Board	October 1, 2014
James D. Lightner

*	Director	October 1, 2014
Loren K. Carroll

*	Director	October 1, 2014
Richard J. Carty

*	Director	October 1, 2014
Dod A. Fraser

*	Director	October 1, 2014
James H. Lee

*	Director	October 1, 2014
Raymond I. Wilcox

*By	/s/ Patrick R. McDonald
Attorney-in-Fact

Index to Exhibits

Exhibit Number	Description
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

21.1		List of Subsidiaries of Registrant, filed with the Original Filing.

23.1	†	Consent of Ernst & Young LLP.

23.2		Consent of DeGolyer and MacNaughton.

24.1	†	Power of Attorney (included on the signature pages of the Original Filing).

31.1	†	Certification of Principal Executive Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	†	Certification of Principal Financial Officer of Forest Oil Corporation as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

32.2	**	Certification of Chief Financial Officer of Forest Oil Corporation pursuant to 18 U.S.C. §1350.

99.1		Reserves Audit Report of DeGolyer and MacNaughton, independent petroleum engineering consulting firm, dated January 24, 2014, filed with the Original Filing.

101.INS	±	XBRL Instance Document.

101.SCH	±	XBRL Taxonomy Extension Schema Document.

101.CAL	±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	±	XBRL Taxonomy Extension Presentation Linkbase Document.

*Contract or compensatory plan or arrangement in which directors and/or officers participate.
**Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
†Indicates Exhibits filed with this Form 10-K/A.
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