Form 10-Q/A
period 2014-03-31
FOREST OIL CORP
filed 2014-10-01
CIK 38079

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

Registrant’s telephone number, including area code: (303) 812-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 2, 2014 there were 119,028,774 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q/A
March 31, 2014

i

EXPLANATORY NOTE

As previously disclosed in Item 8.01 of our Current Report on Form 8-K filed on August 11, 2014 (the “Form 8-K”), Forest’s management has determined that certain material weaknesses existed in our internal control over financial reporting at year end 2013. Our independent registered public accounting firm, Ernst & Young LLP (“EY”) has reached the same conclusion. Accordingly, we disclosed that our internal control over financial reporting was ineffective at December 31, 2013, and that both management’s assessment of, and EY’s report on, internal control over financial reporting as of December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 26, 2014 (the “Form 10-K”), should no longer be relied upon. We also disclosed management’s determination that Forest’s disclosure controls and procedures were not effective at a reasonable level as of December 31, 2013 and March 31, 2014. Finally, we disclosed that EY and Forest would perform additional testing of Forest’s (i) internal control over financial reporting for the year ended December 31, 2013 and (ii) financial statements for each of the three years included in the Form 10-K.
The additional testing of Forest’s internal control over financial reporting, and the financial statements, has now been completed. We note that the additional testing did not result in a restatement of the financial statements included in the Form 10-K or in the Form 10-Q for the quarterly period ended March 31, 2014 (the Original 10-Q”). Forest has filed Amendment No. 1 (the “Form 10-K/A”) to the Form 10-K to (i) disclose the material weaknesses in our internal control over financial reporting that have been identified since the date of the Form 10-K and (ii) include an audit opinion by EY that has been amended, relative to the audit opinion included in the Form 10-K, to include disclosure regarding EY’s opinion of our ability to continue to operate as a going concern. We are now filing this Amendment No. 1 (this “Form 10-Q/A”) to the Original 10-Q, also to address the material weaknesses and “going concern” issues identified above.
This Form 10-Q/A sets forth the Original 10-Q in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A amends and restates only the following Items of the Original 10-Q, and only with respect to matters relating to the material weaknesses in internal control over financial reporting and the going concern disclosure:

Part I

•	Item 1. Financial Statements

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures
Part II

•	Item 6. Exhibits

With respect to Part II, Item 6, we are including for filing with this Form 10-Q/A only (i) certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2, and (ii) various exhibits related to XBRL. In addition, we are enhancing the disclosure in Part I, Item 2 in order to comply with comments received from the staff of the Securities and Exchange Commission. As noted above, the additional testing on the financial statements and on our internal control over financial reporting did not result in a restatement of the financial statements included in the Form 10-K or in the Original 10-Q.
Except as otherwise set forth in this Explanatory Note, this Form 10-Q/A does not modify or update other disclosures presented in the Original 10-Q, except as necessary to make the disclosure herein consistent with updated disclosures contained in the Form 10-K/A. Accordingly, except for the items identified above, this Form 10-Q/A speaks as of May 6, 2014, the filing date of the Original 10-Q, and any forward-looking statements represent management’s views as of the date of the Original 10-Q and should not be assumed to be correct as of any date thereafter. This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

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

Subsequent Events

Agreement and Plan of Merger

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

Going Concern and Management’s Plan

The financial statements included in this Form 10-Q/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Forest previously disclosed in its unreviewed Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, that by year end 2014 the ratio of its total debt to EBITDA may exceed the maximum allowed under its bank credit facility unless it undertakes certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the credit facility, potentially resulting in an acceleration of all amounts outstanding under the credit facility as well as Forest’s senior unsecured notes due 2019 and 2020. As of September 30, 2014, Forest had approximately $13.0 million outstanding under the credit facility and $800.0 million in principal amount outstanding under the notes.
The Company obtained amendments to the credit facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. Forest believes that it could seek, and the lenders under the credit facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver, Forest believes it could sell assets to avoid breaching the financial covenant. Alternatively, Forest could obtain a new credit facility or other sources of financing. Forest may yet undertake some or all of these actions prior to year end, if necessary, though there is no assurance Forest could complete any such actions as each involves factors that are outside its control. However, inasmuch as Forest has not obtained a waiver or amendment to the credit facility, or pursued any of the other alternatives, there presently exists substantial doubt as to Forest’s ability to continue as a going concern through December 31, 2014.

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

Oil, Natural Gas, and Natural Gas Liquids Volumes, Revenues, and Prices

Oil, natural gas, and natural gas liquids sales volumes, revenues, and per unit price realizations for the three months ended March 31, 2014 and 2013 are set forth in the table below.

	Three Months Ended
	March 31,
	2014	2013
Sales volumes:
Oil (MBbls)	326	559
Natural gas (MMcf)	6,438	14,332
NGLs (MBbls)	178	698
Totals (MMcfe)	9,462	21,874
Revenues (in thousands):
Oil	$30,332	$53,962
Natural gas	28,171	42,658
NGLs	5,954	21,422
Totals	$64,457	$118,042
Per unit price realizations:
Oil ($/Bbl)	$93.04	$96.53
Natural gas ($/Mcf)	4.38	2.98
NGLs ($/Bbl)	33.45	30.69
Totals ($/Mcfe)	$6.81	$5.40

We have divested a substantial amount of oil and natural gas properties in recent years, causing significant changes from period to period in our oil, natural gas, and NGL revenues and sales volumes and causing historical amounts reported to be not necessarily indicative of future results. Accordingly, the table below distinguishes oil, natural gas, and NGL sales revenues and volumes, as well as per unit price realizations, between those oil and natural gas properties that we have recently divested, i.e., South Texas and Texas Panhandle properties (the

“Divested properties”) and those oil and natural gas properties that we continued to own as of March 31, 2014 (the “Retained properties”).

	Oil, Natural Gas, and NGL Revenues			Oil, Natural Gas, and NGL Sales Volumes			Per Unit Price Realizations			Change In Revenues Attributable to Change In:
	Three Months Ended March 31,		$ Change	Three Months Ended March 31,		Volume Change	Three Months Ended March 31,		$ Change (1)	Volumes (2)	Prices (3)	Total
	2014	2013		2014	2013		2014	2013
	(In Thousands)									(In Thousands)
Oil				MBbls			$/Bbl
Retained properties	$30,332	$27,225	$3,107	326	262	64	$93.04	$103.91	$(10.87)	$6,650	$(3,543)	$3,107
Divested properties	—	26,737	(26,737)	—	297	(297)	—	90.02	(90.02)	(26,737)	—	(26,737)
	$30,332	$53,962	$(23,630)	326	559	(233)	$93.04	$96.53	$(3.49)	$(22,492)	$(1,138)	$(23,630)

Natural gas				MMcf			$/Mcf
Retained properties	$28,171	$23,888	$4,283	6,438	7,666	(1,228)	$4.38	$3.12	$1.26	$(3,827)	$8,110	$4,283
Divested properties	—	18,770	(18,770)	—	6,666	(6,666)	—	2.82	(2.82)	(18,770)	—	(18,770)
	$28,171	$42,658	$(14,487)	6,438	14,332	(7,894)	$4.38	$2.98	$1.40	$(23,496)	$9,009	$(14,487)

NGLs				MBbls			$/Bbl
Retained properties	$5,954	$5,599	$355	178	174	4	$33.45	$32.18	$1.27	$129	$226	$355
Divested properties	—	15,823	(15,823)	—	524	(524)	—	30.20	(30.20)	(15,823)	—	(15,823)
	$5,954	$21,422	$(15,468)	178	698	(520)	$33.45	$30.69	$2.76	$(15,959)	$491	$(15,468)

Total				MMcfe			$/Mcfe
Retained properties	$64,457	$56,712	$7,745	9,462	10,282	(820)	$6.81	$5.52	$1.30	$(4,523)	$12,268	$7,745
Divested properties	—	61,330	(61,330)	—	11,592	(11,592)	—	5.29	(5.29)	(61,330)	—	(61,330)
	$64,457	$118,042	$(53,585)	9,462	21,874	(12,412)	$6.81	$5.40	$1.42	$(66,981)	$13,396	$(53,585)
____________________________________________

(1)	Certain amounts may not recalculate due to rounding.

(2)
The change in revenues attributable to the change in volumes is calculated as the product of (i) the per unit price realization for the three months ended March 31, 2013 and (ii) the change in volumes between the three months ended March 31, 2013 and the three months ended March 31, 2014. Certain amounts do not recalculate or foot due to rounding.

(3)
The change in revenues attributable to the change in prices is calculated as the product of (i) the volumes for the three months ended March 31, 2014 and (ii) the change in the per unit price realization between the three months ended March 31, 2013 and the three months ended March 31, 2014. Certain amounts do not recalculate or foot due to rounding.

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

Revenues from oil, natural gas, and NGLs were $64 million in the first quarter of 2014 compared to $118 million in the first quarter of 2013. Of the $54 million decrease, approximately $61 million was a result of the property divestitures discussed above. This decrease was partially offset by a 23% increase in the per unit price realization on production from the properties we’ve retained, from $5.52 per Mcfe in the first quarter of 2013 to $6.81 per Mcfe in the first quarter of 2014.

The revenues and per unit price realizations reflected in the table above exclude the effects of commodity derivative instruments because we have elected not to designate our derivative instruments as cash flow hedges. See

“Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

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

We have divested a substantial amount of oil and natural gas properties in recent years, causing significant changes from period to period in our lease operating expenses, production and property taxes, and transportation and processing costs and causing historical amounts reported to be not necessarily indicative of future results. Accordingly, the table below distinguishes lease operating expenses, production and property taxes, and transportation and processing costs, as well as per unit production expense, between those oil and natural gas properties we have recently divested, i.e., the South Texas and Texas Panhandle properties (the “Divested properties”) and those oil and natural gas properties that we continued to own as of March 31, 2014 (the “Retained properties”).

	Production Expense			Production Expense per Mcfe
	Three Months Ended March 31,		$ Change	Three Months Ended March 31,		$ Change
	2014	2013		2014	2013
Lease operating expenses	(In Thousands)			$/Mcfe
Retained properties	$14,510	$10,688	$3,822	$1.53	$1.04	$.49
Divested properties	—	10,516	(10,516)	—	.91	(.91)
	$14,510	$21,204	$(6,694)	$1.53	$.97	$.56
Production and property taxes
Retained properties	$3,225	$2,526	$699	$.34	$.25	$.09
Divested properties	—	(310)	310	—	(.03)	.03
	$3,225	$2,216	$1,009	$.34	$.10	$.24
Transportation and processing costs
Retained properties	$2,515	$3,020	$(505)	$.27	$.29	$(.02)
Divested properties	—	260	(260)	—	.02	(.02)
	$2,515	$3,280	$(765)	$.27	$.15	$.12
Total
Retained properties	$20,250	$16,234	$4,016	$2.14	$1.58	$.56
Divested properties	—	10,466	(10,466)	—	.90	(.90)
	$20,250	$26,700	$(6,450)	$2.14	$1.22	$.92

Lease Operating Expenses

Lease operating expenses in the first quarter of 2014 were $15 million, or $1.53 per Mcfe, compared to $21 million, or $.97 per Mcfe, in the first quarter of 2013. Lease operating expenses decreased $7 million in the three month period ended March 31, 2014 compared to the corresponding period in 2013 due primarily to property divestitures that occurred in February 2013 and November 2013. The lease operating costs incurred for these divested properties was $11 million in the first quarter of 2013. The net increase in lease operating expenses of $4 million between the two periods attributable to the Retained properties was primarily due to increased costs related to our oil production, namely saltwater disposal and chemical treatment costs, which increased approximately $2 million. Based on the energy-equivalent ratio of six Mcf of natural gas to one barrel of oil, oil production typically has higher per-unit lease operating costs than does natural gas production. However, because the market price of oil relative to natural gas is currently well in excess of the standard energy equivalent six-to-one ratio, the increase in lease operating expense associated with an increase in oil production is typically more than offset by the additional revenues realized from oil sales. Additionally, workovers and overhead also increased by approximately $1 million each in the first quarter of 2014 as compared to the first quarter of 2013.

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

General and Administrative Expense

The table below sets forth the components of general and administrative expense for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Stock-based compensation costs	$1,774	$7,224
Stock-based compensation costs capitalized	(919)	(2,964)
	855	4,260

Labor costs(1)	6,216	19,896
Other general and administrative costs	4,808	5,192
Other general and administrative costs capitalized	(3,639)	(9,334)
	7,385	15,754

General and administrative expense	$8,240	$20,014
____________________________________________

(1)	Labor costs include salaries, hourly wages, bonuses, severance, and burden.

General and administrative expense was $8 million in the first quarter of 2014 compared to $20 million in the first quarter of 2013. For the first quarter of 2014, labor costs include $1 million ($1 million net of capitalized amounts) in employee-related asset divestiture costs related to the Texas Panhandle divestiture and the resulting reduction in employee headcount, most of which occurred in the fourth quarter of 2013, with some employees staying throughout the first quarter of 2014 during a transition period post-divestiture. For the first quarter of 2013, labor costs include $8 million ($6 million net of capitalized amounts) in employee-related asset divestiture costs related to the South Texas divestiture and the resulting reduction in employee headcount. Labor costs also decreased in the first quarter of 2014 as compared to the first quarter of 2013 by approximately $6 million attributable to decreased salaries, wages, other cash incentives, and burden due to decreased employee headcount.

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

Depreciation, Depletion, and Amortization

The table below sets forth the components of depreciation, depletion, and amortization expense for the periods indicated.

	Three Months Ended March 31,
	2014		2013
	In Thousands	$/Mcfe	In Thousands	$/Mcfe
Depletion	$20,264	$2.14	$47,538	$2.17
Depreciation	1,151.12		1,005.05
Depreciation, depletion, and amortization	$21,415	$2.26	$48,543	$2.22

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

Interest Expense

The table below sets forth interest expense for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In Thousands)
Credit facility(1)	$1,027	$1,627
7¼% senior notes due 2019(1)	10,657	18,442
7½% senior notes due 2020(1)	4,299	9,673
8½% senior notes due 2014(1)	—	6,277
Other	28	300
Interest costs capitalized	—	(191)
Interest expense	$16,011	$36,128
 ___________________________________________

(1)
Interest expense amounts include interest on the principal or borrowings outstanding, amortization of debt issuance costs, amortization of discounts and premiums, and credit facility commitment, letter of credit, and other fees, all as applicable.

Interest expense was $16 million and $36 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense decreased $20 million in the first quarter 2014 as compared to the first quarter 2013. This decrease was comprised of the following: (i) $6 million due to the redemption of the $300 million of 8½% senior notes in March 2013, (ii) $13 million due to the redemption of $700 million of 7¼% senior notes and 7½% senior notes in November 2013, and (iii) $1 million due to there being no borrowings outstanding under our credit facility and a decreased credit facility commitment amount, upon which commitment fees are based, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Interest costs capitalized relate to our investments in significant unproved acreage positions that are under development. See “Liquidity and Capital Resources—Bank Credit Facility” below for more information regarding our credit facility.

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

Going Concern Subsequent Event

The financial statements included in this Form 10-Q/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. We previously disclosed in our unreviewed Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that by year end 2014 the ratio of our total debt to EBITDA may exceed the maximum allowed under our Credit Facility unless we undertake certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the Credit Facility, potentially resulting in an acceleration of all amounts outstanding under the Credit Facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had approximately $13 million outstanding under the Credit Facility and $800 million in principal amount outstanding under the notes. The immediate acceleration of debt maturities of this magnitude likely would result in our bankruptcy or other restructuring.
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

We obtained amendments to the Credit Facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. We believe that we could seek, and the lenders under our Credit Facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver, we believe we could sell assets to avoid breaching the financial covenant. Alternatively, we could obtain a new credit facility or other sources of financing. We may yet undertake some or all of these actions prior to year end, if necessary, though there is no assurance we could complete any such actions as each involves factors that are outside our control. However, inasmuch as we have not obtained a waiver or amendment to the bank credit facility, or pursued any of the other alternatives, there presently exists substantial doubt as to our ability to continue as a going concern through December 31, 2014.

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
As part of management’s assessment, and EY’s audit, of Forest’s internal control over financial reporting as of December 31, 2013, EY or Forest identified certain control deficiencies. Identification of control deficiencies regularly occurs in connection with the assessment or audit of internal control over financial reporting. Control deficiencies exist when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A control deficiency may constitute a “significant deficiency” or a “material weakness” as defined in applicable Securities and Exchange Commission (“SEC”) rules. A “significant deficiency” means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “material weakness” means a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. However, not all control deficiencies rise to the level of a significant deficiency or a material weakness. Forest management and EY originally concluded that none of the identified control deficiencies constituted a material weakness in Forest’s internal control over financial reporting as of December 31, 2013, and this conclusion was reflected in our Annual Report on Form 10-K for the year ended December 31, 2013, as initially filed on February 26, 2014 (the “Form 10-K”).
Subsequent to the filing of the Form 10-K, the Public Company Accounting Oversight Board conducted an inspection of EY’s 2013 audits of Forest, and following this inspection, EY requested a reevaluation of the control deficiencies previously identified. In addition, EY and Forest’s management conducted additional analysis of other issues relating to Forest’s internal controls. After extensive consultation with outside experts, management has now concluded that each of the following control deficiencies constituted material weaknesses in Forest’s internal control over financial reporting as of December 31, 2013:

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

Accordingly, Forest’s internal control over financial reporting was ineffective at December 31, 2013. In addition, because none of the material weaknesses were adequately remediated as of March 31, 2014 or June 30, 2014, Forest’s internal control over financial reporting was ineffective at those dates as well. However, Forest has concluded that the existence of these material weaknesses did not result in a material misstatement of Forest’s financial statements included in the Form 10-K or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 or June 30, 2014, as initially filed on May 6, 2014 and August 18, 2014, respectively.

Changes in Internal Control over Financial Reporting

Forest has adopted, and partially implemented, a plan to remediate the material weaknesses described above in “Internal Control Issues.” The implementation of the material aspects of this plan began in the third quarter of 2014. Accordingly, there were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risks described in Part I, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2013, as amended by the Form 10-K/A filed on October 1, 2014.

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