Form 10-Q/A
period 2014-06-30
FOREST OIL CORP
filed 2014-10-01
CIK 38079

The following items were the subject of a Form 12b-25 and are included herein: Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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
June 30, 2014

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

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the SEC. However, because of the aforementioned material weaknesses and resultant additional testing of our internal control over financial reporting and financial statements, such a review did not take place with respect to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 18, 2014 (the “Original 10-Q”). In addition, we were unable to include with the Original 10-Q the certifications of our chief executive officer and chief financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As a result, the Original 10-Q was incomplete.

The additional testing of Forest’s internal control over financial reporting and the financial statements has now been completed. We note that the additional testing did not result in a restatement of the financial statements included in the Form 10-K, in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, or in the Original 10-Q. Forest has filed Amendment No. 1 (the “Form 10-K/A”) to the Form 10-K to (i) disclose the material weaknesses in our internal control over financial reporting that have been identified since the date of the Form 10-K and (ii) include an audit opinion by EY that has been amended, relative to the audit opinion included in the Form 10-K, to include disclosure regarding EY’s opinion of our ability to continue to operate as a going concern. We are now filing this Amendment No. 1 (this “Form 10-Q/A”) to the Original 10-Q, to address the material weaknesses and “going concern” issues identified above, as well as to complete the filing by including the certifications required under the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A sets forth the Original 10-Q in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A amends and restates only the following Items of the Original 10-Q, to update the disclosure therein affected by the material weaknesses in internal control over financial reporting and the going concern disclosure:

Part I

•	Item 1. Financial Statements

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures
Part II

•	Item 6. Exhibits

With respect to Part II, Item 6, we are including for filing with this Form 10-Q/A only (i) certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2, and (ii) various exhibits related to XBRL. As noted above, the additional testing on our financial statements and our internal control over financial reporting did not result in a restatement of the financial statements included in the Form 10-K, in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, or in the Original 10-Q.

ii

Except as otherwise set forth in this Explanatory Note, this Form 10-Q/A does not modify disclosures presented in the Original 10-Q, except as necessary to make the disclosure herein consistent with updated disclosures contained in the Form 10-K/A and our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014, also filed on October 1, 2014. Accordingly, except for the items identified above, this Form 10-Q/A speaks as of August 18, 2014, the filing date of the Original 10-Q, and any forward-looking statements represent management’s views as of the date of the Original 10-Q and should not be assumed to be correct as of any date thereafter. This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

iii

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

Going Concern Subsequent Event

The financial statements included in this Form 10-Q/A have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. We previously disclosed in the unreviewed Original 10-Q, that by year end 2014 the ratio of our total debt to EBITDA may exceed the maximum allowed under our Credit Facility unless we undertake certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the Credit Facility, potentially resulting in an acceleration of all amounts outstanding under the Credit Facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had approximately $13 million outstanding under the Credit Facility and $800 million in principal amount outstanding under the notes. The immediate acceleration of debt maturities of this magnitude likely would result in our bankruptcy or other restructuring.
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

•
Ceiling limitation test - Several controls, including review controls, associated with the inputs to the ceiling limitation test (oil and gas reserves, unproved properties, capital accrual, asset retirement obligations, and general and administrative cost allocation) lacked sufficient appropriate design or operating precision to prevent reasonably possible errors related to the ceiling limitation test that, when aggregated, could be material.

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

Changes in Internal Control over Financial Reporting

Forest has adopted, and partially implemented, a plan to remediate the material weaknesses described above in “Internal Control Issues.” The implementation of the material aspects of this plan began in the third quarter of 2014. Accordingly, there were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report, as amended by the Form 10-K/A filed on October 1, 2014.

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

3.1	Restated Certificate of Incorporation of Forest Oil Corporation, as amended through July 10, 2014, filed with the Original 10-Q.

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

3.1	Restated Certificate of Incorporation of Forest Oil Corporation, as amended through July 10, 2014, filed with the Original 10-Q.

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