Form 10-Q
period 2014-09-30
FOREST OIL CORP
filed 2014-11-10
CIK 38079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

__________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014 there were 119,374,111 shares of the registrant’s common stock, par value $.10 per share, outstanding.

FOREST OIL CORPORATION
INDEX TO FORM 10-Q
September 30, 2014

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$823	$66,192
Accounts receivable	38,306	35,654
Derivative instruments	8,033	5,192
Other current assets	6,203	6,756
Total current assets	53,365	113,794
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $8,722,987 and $8,460,589	663,853	753,079
Unproved	46,840	53,645
Net oil and natural gas properties	710,693	806,724
Other property and equipment, net of accumulated depreciation and amortization of $45,892 and $50,058	6,199	11,845
Net property and equipment	716,892	818,569
Deferred income taxes	3,203	2,230
Goodwill	134,434	134,434
Derivative instruments	1,134	400
Other assets	18,457	48,525
	$927,485	$1,117,952
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$157,672	$141,107
Accrued interest	13,244	6,654
Derivative instruments	563	4,542
Deferred income taxes	3,203	2,230
Other current liabilities	4,976	12,201
Total current liabilities	179,658	166,734
Long-term debt	813,155	800,179
Asset retirement obligations	20,487	22,629
Derivative instruments	601	—
Other liabilities	61,620	73,941
Total liabilities	1,075,521	1,063,483
Shareholders’ equity (deficit):
Preferred stock, none issued and outstanding		—
Common stock, 119,374,111 and 119,399,983 shares issued and outstanding	11,937	11,940
Capital surplus	2,560,353	2,554,997
Accumulated deficit	(2,711,639)	(2,502,070)
Accumulated other comprehensive loss	(8,687)	(10,398)
Total shareholders’ equity (deficit)	(148,036)	54,469
	$927,485	$1,117,952
See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil, natural gas, and natural gas liquids sales	$62,053	$118,028	$186,616	$352,856
Interest and other	2	166	1,068	326
Total revenues	62,055	118,194	187,684	353,182
Costs, expenses, and other:
Lease operating expenses	14,449	19,245	43,254	59,616
Production and property taxes	1,266	4,667	7,231	11,912
Transportation and processing costs	2,228	2,790	7,122	9,168
General and administrative	5,951	9,765	22,451	42,893
Depreciation, depletion, and amortization	20,921	43,973	62,639	136,320
Ceiling test write-down of oil and natural gas properties	127,445	—	204,621	—
Interest expense	15,882	29,519	47,631	95,039
Realized and unrealized (gains) losses on derivative instruments, net	(24,139)	5,533	353	(497)
Other, net	5,010	1,075	4,356	31,488
Total costs, expenses, and other	169,013	116,567	399,658	385,939
Earnings (loss) before income taxes	(106,958)	1,627	(211,974)	(32,757)
Income tax benefit	(1,113)	(587)	(2,405)	(462)
Net earnings (loss)	$(105,845)	$2,214	$(209,569)	$(32,295)

Basic earnings (loss) per common share	$(.90)	$.02	$(1.79)	$(.28)
Diluted earnings (loss) per common share	$(.90)	$.02	$(1.79)	$(.28)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings (loss)	$(105,845)	$2,214	$(209,569)	$(32,295)
Other comprehensive income:
Defined benefit postretirement plans - actuarial losses, net of tax	1,364	343	1,711	1,030
Total other comprehensive income	1,364	343	1,711	1,030

Total comprehensive income (loss)	$(104,481)	$2,557	$(207,858)	$(31,265)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In Thousands)

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2013	119,400	$11,940	$2,554,997	$(2,502,070)	$(10,398)	$54,469
Employee stock purchase plan	111	11	146	—	—	157
Restricted stock issued, net of forfeitures	106	12	(12)	—	—	—
Amortization of stock-based compensation	—	—	5,887	—	—	5,887
Other, net	(243)	(26)	(665)	—	—	(691)
Net loss	—	—	—	(209,569)	—	(209,569)
Other comprehensive income	—	—	—	—	1,711	1,711
Balances at September 30, 2014	119,374	$11,937	$2,560,353	$(2,711,639)	$(8,687)	$(148,036)

See accompanying Notes to Condensed Consolidated Financial Statements.

FOREST OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(209,569)	$(32,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	62,639	136,320
Deferred income tax	(1,112)	—
Unrealized (gains) losses on derivative instruments, net	(6,952)	22,076
Ceiling test write-down of oil and natural gas properties	204,621	—
Stock-based compensation expense	3,747	7,276
Loss on debt extinguishment	—	25,223
Gain on asset dispositions, net	(21,391)	—
Other, net	1,688	3,710
Changes in operating assets and liabilities:
Accounts receivable	2,170	2,202
Other current assets	526	5,896
Accounts payable and accrued liabilities	(22,122)	15,494
Accrued interest and other	27,383	(1,917)
Net cash provided by operating activities	41,628	183,985
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and leasehold acquisition costs	(168,637)	(290,923)
Other property and equipment	(4,835)	(1,266)
Proceeds from sales of assets	27,222	370,437
Net cash (used) provided by investing activities	(146,250)	78,248
Financing activities:
Proceeds from bank borrowings	82,000	457,000
Repayments of bank borrowings	(69,000)	(407,000)
Redemption of senior notes	—	(321,327)
Change in bank overdrafts	27,249	11,117
Other, net	(996)	(958)
Net cash provided (used) by financing activities	39,253	(261,168)
Net (decrease) increase in cash and cash equivalents	(65,369)	1,065
Cash and cash equivalents at beginning of period	66,192	1,056
Cash and cash equivalents at end of period	$823	$2,121
Cash paid during the period for:
Interest (net of capitalized amounts)	$38,337	$89,753
Income taxes (net of refunded amounts)	(21,311)	(736)
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$902	$(6,290)

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

Basis of Presentation

The Condensed Consolidated Financial Statements included herein are unaudited and include the accounts of Forest and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of Forest at September 30, 2014, and the results of its operations, its comprehensive income (loss), its cash flows, and changes in its shareholders’ equity (deficit) for the periods presented. Interim results are not necessarily indicative of expected annual results because of various factors including the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on Forest’s revenues and the fair values of its derivative instruments.

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

For a more complete understanding of Forest’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Forest, and related notes thereto, included in Forest’s Annual Report on Form 10-K/A for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission (“SEC”).

Pending Merger

On May 5, 2014, Forest entered into an Agreement and Plan of Merger with Sabine Oil & Gas LLC (“Sabine”), under which Forest and Sabine will combine their businesses in an all-stock transaction. This agreement was amended on July 9, 2014 primarily to change the structure of the transaction, in which Forest now will be the surviving entity. The revised transaction structure does not change the economic terms of the transaction. Under the terms of the amended merger agreement, the owners of Sabine will contribute their interests in Sabine to Forest in exchange for Forest common and preferred stock. Upon closing of the combination transaction, Forest’s shareholders will own common shares that represent an approximate 26.5% economic interest in the combined company and approximately 20% of the total voting power, and Sabine’s equity holders will own common shares and preferred shares that represent an approximate 73.5% economic interest and approximately 80% of the total voting power in the combined company. The combined entity will change its name to Sabine Oil & Gas Corporation and be headquartered in Houston. Consummation of the transaction is subject to approval by Forest shareholders, regulatory approvals, and other customary closing conditions. In late October 2014, Forest commenced mailing definitive proxy materials and scheduled a special meeting of shareholders for November 20, 2014, to consider and vote on the proposed merger agreement with Sabine. Forest shareholders of record at the close of business on October 3, 2014, the record date, are entitled to notice of, and to vote at, the Forest special meeting.

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
The Rights will not be exercisable until ten days after the public announcement that a person or group has become an “Acquiring Person” by obtaining “beneficial ownership” (as defined in the Rights Agreement) of 5% or more of Forest’s outstanding common shares; provided that a stockholder will not become an “Acquiring Person” if such stockholder certifies to Forest that (i) such stockholder, together with all affiliates and associates of such stockholder, does not and will not at any time prior to December 31, 2014 own or have any beneficial interest in any transaction, security, or derivative or synthetic arrangements having the characteristics of a “short” position in or with respect to any Forest indebtedness or that would increase in value as a result of a decline in the value of any Forest indebtedness or decline in Forest’s credit rating and (ii) such stockholder will continue to satisfy clause (i) for so long as the Rights would otherwise become exercisable. If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for $10, purchase common shares of Forest with a market value of $20, based on the market price of Forest’s common shares prior to such acquisition. If Forest is later acquired in a merger or similar transaction after the Distribution Date (as defined in the Rights Agreement), all holders of Rights except the Acquiring Person may, for $10, purchase shares of the acquiring corporation with a market value of $20, based on the market price of the acquiring corporation’s stock prior to such transaction.

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

Going Concern and Management’s Plan

The financial statements included in this Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At December 31, 2014, the ratio of Forest’s total debt to EBITDA likely will exceed the maximum allowed under the credit facility unless Forest undertakes certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the credit facility, potentially resulting in an acceleration of all amounts outstanding under the credit facility as well as the senior unsecured notes due 2019 and 2020. As of September 30, 2014, Forest had $13.0 million outstanding under the credit facility and $800.0 million in principal amount outstanding under the notes.
The Company obtained amendments to the credit facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. Forest believes that it could seek, and the lenders under the credit facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver,

Forest believes it could sell assets to avoid breaching the financial covenant. Alternatively, Forest could obtain a new credit facility or other sources of financing, although any such alternative source of financing likely would be at higher cost than the credit facility. Forest has not undertaken any of these actions because of the pending transaction with Sabine which, if completed by year end, will result in a termination of the credit facility before any breach of the debt-to-EBITDA covenant occurs. If the combination transaction with Sabine is not completed by year end, Forest may yet undertake some or all of these actions, though there is no assurance Forest could complete any such actions as each involves factors that are outside its control. However, inasmuch as Forest did not obtain a waiver or amendment to the bank credit facility or pursue alternative sources of financing, it was determined that as of October 1, 2014, the date Forest filed the Form 10-K/A, there existed substantial doubt as to Forest’s ability to continue as a going concern through December 31, 2014.

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

Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (e.g. stock options, unvested restricted stock, unvested share-settled phantom stock units, and unvested share-settled performance units) had been issued. Additionally, the numerator is also adjusted for certain contracts that provide the issuer or holder with a choice between settlement methods. Diluted earnings per share is computed using the more dilutive of the treasury stock method or the two-class method. Under the treasury stock method, the dilutive effect of potential common shares is computed by assuming common shares are issued for these securities at the beginning of the period, with the assumed proceeds from exercise, which include average unamortized stock-based compensation costs, assumed to be used to purchase common shares at the average market price for the period, and the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) included in the denominator of the diluted earnings per share computation. The number of contingently issuable shares pursuant to the outstanding share-settled performance units is included in the denominator of the computation of diluted earnings per share based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period and if the result would be dilutive. Under the two-class method, the dilutive effect of non-participating potential common shares is determined and undistributed earnings are reallocated between common shares and participating securities. No potential common shares are included in the computation of any diluted per share amount when a net loss exists, as was the case for the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013. Unvested restricted stock grants were not included in the calculation of diluted earnings per share for the three months ended September 30, 2013 as their inclusion would have an antidilutive effect.

The following reconciles net earnings (loss) as reported in the Condensed Consolidated Statements of Operations to net earnings (loss) used for computing basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Net earnings (loss)	$(105,845)	$2,214	$(209,569)	$(32,295)
Less: net earnings attributable to participating securities	—	(67)	—	—
Net earnings (loss) for basic and diluted earnings (loss) per share	$(105,845)	$2,147	$(209,569)	$(32,295)

The following reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Weighted average common shares outstanding during the period for basic earnings (loss) per share	117,378	116,242	117,113	115,979
Dilutive effects of potential common shares	—	—	—	—
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings (loss) per share	117,378	116,242	117,113	115,979

(3) STOCK-BASED COMPENSATION

Stock-based Compensation Plans

Forest maintains the 2007 Stock Incentive Plan (the “2007 Plan”) under which qualified and non-qualified stock options, restricted stock, performance units, phantom stock units, and other awards may be granted to employees, consultants, and non-employee directors of Forest and its subsidiaries. Forest also maintains the 2001 Stock Incentive Plan (the “2001 Plan,” and together with the 2007 Plan, the “Plans”) under which certain non-qualified stock options remain outstanding, but under which no new awards may be issued.

Compensation Costs

The table below sets forth stock-based compensation for the three and nine months ended September 30, 2014 and 2013, and the remaining unamortized amounts and weighted average amortization period as of September 30, 2014.

	Restricted Stock	Performance Units	Phantom Stock Units	Total(1)(2)
	(In Thousands)
Three Months Ended September 30, 2014:
Total stock-based compensation costs	$1,419	$631	$(174)	$1,876
Less: stock-based compensation costs capitalized	(491)	(118)	48	(561)
Stock-based compensation costs expensed	$928	$513	$(126)	$1,315
Nine Months Ended September 30, 2014:
Total stock-based compensation costs	$4,595	$1,231	$429	$6,255
Less: stock-based compensation costs capitalized	(1,894)	(246)	(224)	(2,364)
Stock-based compensation costs expensed	$2,701	$985	$205	$3,891
Unamortized stock-based compensation costs(3)	$4,706	$1,811	$995	$7,512
Weighted average amortization period remaining	1.0 years	1.2 years	1.5 years	1.1 years
Three Months Ended September 30, 2013:
Total stock-based compensation costs	$1,644	$301	$1,762	$3,707
Less: stock-based compensation costs capitalized	(877)	(245)	(828)	(1,950)
Stock-based compensation costs expensed	$767	$56	$934	$1,757
Nine Months Ended September 30, 2013:
Total stock-based compensation costs	$9,089	$3,034	$3,537	$15,660
Less: stock-based compensation costs capitalized	(3,871)	(959)	(1,715)	(6,545)
Stock-based compensation costs expensed	$5,218	$2,075	$1,822	$9,115
____________________________________________

(1)
Forest also maintains an employee stock purchase plan (which is not included in the table) under which $.01 million and $.1 million of compensation cost was recognized for the three and nine months ended September 30, 2014, respectively, and $.04 million and $.2 million of compensation cost was recognized for the three and nine months ended September 30, 2013, respectively.

(2)
In connection with the divestiture of the South Texas oil and natural gas properties in the first quarter of 2013, Forest incurred $2.0 million ($1.0 million net of capitalized amounts) in stock-based compensation costs due to accelerated vesting of involuntarily terminated employees’ awards. See Note 5 for more information regarding this divestiture.

(3)	The unamortized stock-based compensation costs for liability-based awards are based on the closing price of Forest’s common stock at the reporting period end.

Stock Options

The following table summarizes stock option activity in the Plans for the nine months ended September 30, 2014.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2014	631,206	$17.21	$—	631,206
Granted	—	—
Exercised	—	—	—
Cancelled	(267,274)	14.31
Outstanding at September 30, 2014	363,932	$19.34	$—	363,932
____________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Units, and Phantom Stock Units

The following table summarizes the restricted stock, performance unit, and phantom stock unit activity in the Plans for the nine months ended September 30, 2014.

	Restricted Stock			Performance Units			Phantom Stock Units
	Number of Shares(1)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(2)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)	Number of Units(3)	Weighted Average Grant Date Fair Value	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2014	2,790,542	$10.23		1,511,140	$8.48		1,924,819	$6.75
Awarded	407,202	2.22		—	—		67,000	3.51
Vested	(929,682)	14.58	$2,504	(63,840)	18.11	$—	(345,617)	7.05	$1,131
Forfeited	(300,804)	10.26		(170,300)	9.33		(185,155)	7.54
Unvested at September 30, 2014	1,967,258	$6.52		1,277,000	$7.89		1,461,047	$6.43
 ____________________________________________

(1)
Of the unvested restricted stock as of September 30, 2014, (i) 436,056 shares, which were granted in 2013, vest in one-third increments on each of the first three anniversary dates of the grant, (ii) 405,702 shares, which were granted in 2014, vest on the first anniversary of the date of the grant, and (iii) all remaining unvested shares of restricted stock cliff vest on the third anniversary of the date of grant.

(2)
Of the unvested performance units as of September 30, 2014, 598,500, which were granted in 2013, are cash-based and the remaining unvested performance units are share-based. For both cash- and share-based performance units, the actual settlement amount is dependent upon Forest’s relative total shareholder return in comparison to a specified peer group over a thirty-six month performance period. The cash-based performance units are accounted for as a liability within the Condensed Consolidated Financial Statements.

(3)
All of the unvested phantom stock units as of September 30, 2014 must be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements. All of the phantom stock units that vested during the nine months ended September 30, 2014 were settled in cash. Of the unvested phantom stock units as of September 30, 2014, (i) 122,393 were granted in 2011 and 463,654 were granted in 2013 and vest in one-third increments on each of the first three anniversaries of the grant date, (ii) 493,000 were granted in 2013 and 67,000 were granted in 2014 and cliff vest on the third anniversary of the grant date, and (iii) 270,000 were granted in 2012 and 45,000 were granted in 2013 and vest over a four-year period in accordance with the following schedule: (a) 10% on the first anniversary of the grant date; (b) 20% on the second anniversary of the grant date; (c) 30% on the third anniversary of the grant date; and (d) 40% on the fourth anniversary of the grant date.

(4) DEBT

The components of debt are as follows:

	September 30, 2014			December 31, 2013
	Principal	Unamortized Premium	Total	Principal	Unamortized Premium	Total
	(In Thousands)
Credit facility	$13,000	$—	$13,000	$—	$—	$—
7¼% senior notes due 2019	577,914	154	578,068	577,914	178	578,092
7½% senior notes due 2020	222,087	—	222,087	222,087	—	222,087
Total long-term debt	$813,001	$154	$813,155	$800,001	$178	$800,179

Bank Credit Facility

As of September 30, 2014, the Company had a $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Administrative Agent”), which matures in June 2016. The size of the Credit Facility may be increased by $300.0 million, to a total of $800.0 million, upon agreement between the applicable lenders and Forest.

On March 31, 2014, the Company entered into the Second Amendment to the Credit Facility (the “Second Amendment”), which was effective as of that date. The Second Amendment amended, among other things, the permitted ratio of total debt to EBITDA and the definition of total debt used in the ratio calculation, and reduced the aggregate lender commitments from $1.5 billion to $500.0 million and the borrowing base, which governs Forest’s availability under the Credit Facility, from $400.0 million to $300.0 million, where it remained as of September 30, 2014.

The determination of the Credit Facility borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of Forest’s oil and natural gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In addition to the scheduled semi-annual redeterminations, Forest and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined. The borrowing base is also subject to automatic adjustments if certain events occur, such as if Forest or any of its Restricted Subsidiaries (as defined in the Credit Facility) issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior notes, excluding any senior unsecured notes that Forest or any of its Restricted Subsidiaries may issue to refinance senior notes that were outstanding on June 30, 2011. The borrowing base is also subject to automatic adjustment if Forest or any of its Restricted Subsidiaries sell oil and natural gas properties having a fair market value, including any economic loss of unwinding any related hedging agreement, in excess of 10% of the borrowing base then in effect. In this case, the borrowing base will be reduced by an amount equal to either (i) the percentage of the borrowing base attributable to the sold properties, as determined by the Administrative Agent, or (ii) if none of the borrowing base is attributable to the sold properties, a value agreed upon by Forest and the required lenders. The lenders reaffirmed the $300.0 million borrowing base on October 22, 2014 and the next scheduled semi-annual redetermination of the borrowing base will occur on or about May 1, 2015. A lowering of the borrowing base could require Forest to repay indebtedness in excess of the borrowing base in order to cover the deficiency.

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Second Amendment to the Credit Facility provides that Forest will not permit its ratio of total debt to EBITDA (as adjusted for non-cash charges) calculated for the preceding four consecutive fiscal quarter period then most recently ended to be greater than (i) 5.75 to 1.00 at the end of the calendar quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, (ii) 5.50 to 1.00 at the end of the calendar quarter ending December 31, 2014, (iii) 5.25 to 1.00 at the end of the calendar quarter ending March 31, 2015, (iv) 5.00 to 1.00 at the end of the calendar quarter ending June 30, 2015, (v) 4.75 to 1.00 at the end of the calendar quarter ending September 30, 2015, and (vi) 4.50 to 1.00 at the end of any calendar quarter ending after September 30, 2015. The Second Amendment also amends the definition of total debt such that, among other things, during any period of four fiscal quarters ending on or before September 30, 2015, any cash proceeds from the sale of any property permitted pursuant to the terms and provisions of the loan documents that are reported on Forest’s consolidated balance sheet on such date are subtracted from total debt. Depending on Forest’s overall level of indebtedness, this covenant may limit Forest’s ability to borrow funds as needed under the Credit Facility. Forest’s ratio of total debt to EBITDA for the four consecutive fiscal quarter period ended September 30, 2014, as calculated in accordance with the Credit Facility, was 5.50.

Based on Forest’s current projections, the ratio of total debt to EBITDA likely will exceed the maximum allowed under the Credit Facility at the end of the calendar quarter ending December 31, 2014, if Forest does not obtain a waiver or an additional amendment to the Credit Facility. Forest believes that it will be able to obtain such a waiver or an amendment prior to the ratio exceeding the maximum amount currently allowed. If Forest fails to obtain a waiver or an amendment, the Credit Facility could be terminated. Forest believes it can obtain alternative sources of debt financing sufficient for its needs, including securing liens against its properties or selling additional properties. However, any such alternative source of financing likely would be at a higher cost than the Credit Facility.

At September 30, 2014, there were outstanding borrowings of $13.0 million under the Credit Facility and Forest had used the Credit Facility for $2.0 million in letters of credit.

(5) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and natural gas properties. Separate cost centers are maintained for each country in which the Company has operations. During the periods presented, the Company’s primary oil and natural gas operations were conducted in the United States. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended September 30, 2014 and 2013, Forest capitalized $4.0 million and $6.6 million, respectively, of general and administrative costs (including stock-based compensation). During the nine months ended September 30, 2014 and 2013, Forest capitalized $13.4 million and $27.0 million, respectively, of general and administrative costs (including stock-based compensation). During the three and nine months ended September 30, 2013, Forest capitalized $.9 million and $2.0 million of interest costs attributed to significant unproved acreage positions under development. No interest costs were capitalized during the three and nine months ended September 30, 2014.

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

As a result of this limitation on capitalized costs, Forest has recognized ceiling test write-downs of its United States cost center for the three and nine months ended September 30, 2014 of $127.4 million and $204.6 million, respectively. The ceiling test write-downs were primarily a result of (i) a reduction in the estimated reserves attributable to Forest’s proved undeveloped locations in the Eagle Ford, (ii) a reduction in the total number of proved undeveloped locations in the Eagle Ford in the second quarter of 2014 to properly align the number of future drilling locations with expected development pace as of June 30, 2014 (relative to the SEC five year limitation on the age of proved undeveloped locations), and (iii) the decision to reclassify a majority of the remaining proved undeveloped locations in the Eagle Ford to probable locations as of September 30, 2014 as a result of the recent decline in current and future NYMEX oil strip prices well below the average last-twelve-month NYMEX oil price used to calculate proved oil and gas reserves as of September 30, 2014 pursuant to SEC guidelines. The decline in current oil prices and oil price futures sufficiently lowered the expected risk-adjusted rate of return on the Eagle Ford undeveloped locations to a level where Forest would prioritize the drilling on its East Texas acreage in place of the Eagle Ford in future periods. Additional ceiling test write-downs may be required in future periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, or NGL prices used in the calculation of the present value of future net revenues from estimated production of proved oil and natural gas reserves declines compared to prices used as of September 30, 2014, unproved properties are impaired, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

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

Acquisitions

On October 1, 2014, Forest entered into, and closed on, an agreement to purchase approximately 7,700 net acres comprised of both undeveloped and producing properties, including three horizontal Cotton Valley wells, located in Rusk County in East Texas, for a purchase price of $20.0 million.

Divestitures

Texas Panhandle

In October 2013, Forest entered into an agreement to sell all of its oil and natural gas properties located in the Texas Panhandle for $1.0 billion in cash. This divestiture closed on November 25, 2013 and Forest has received total proceeds of $985.3 million, with the purchase price having been adjusted to, among other things, reflect an economic effective date of October 1, 2013. The total proceeds received include $20.2 million that Forest received in May 2014 from the final settlement of the escrow account that had been established for this transaction. Forest used a portion of the Panhandle divestiture proceeds to repay the balance outstanding at the time of the closing on its credit facility and to redeem $422.1 million principal amount of its 7¼% senior notes due 2019 and $277.9 million principal amount of 7½% senior notes due 2020 in November 2013.

In connection with the Panhandle divestiture, Forest incurred exit costs consisting of $4.7 million of one-time employee termination benefits and $8.1 million of other associated costs. No further significant exit costs are expected to be incurred for this divestiture. A reconciliation of the beginning and ending liability balances for these exit costs for the nine months ended September 30, 2014 is set forth in the table below.

	One-Time Employee Termination Benefits	Other Associated Costs(1)	Total
	(In Thousands)
Liability balance as of December 31, 2013	$1,095	$5,840	$6,935
Costs incurred(2)	687	116	803
Costs paid	(1,782)	(5,840)	(7,622)
Liability balance as of September 30, 2014(3)	$—	$116	$116
____________________________________________

(1)	Other associated costs consist of financial advisor fees and retention bonuses paid to certain employees.

(2)
Of the $.8 million costs incurred during the nine months ended September 30, 2014, (i) $.7 million was recognized as an expense in “General and administrative” expense, $.5 million during the quarter ended March 31, 2014 and $.1 million during the quarter ended June 30, 2014, and (ii) $.1 million was recognized as an expense in “Other, net” during the quarter ended June 30, 2014. During the year ended December 31, 2013, $12.0 million of costs were incurred, with (i) $5.0 million recognized as an expense in “General and administrative” expense, (ii) $5.8 million recognized as an expense in “Other, net”, and (iii) $1.1 million capitalized in “Oil and natural gas properties” pursuant to the full cost method of accounting.

(3)
The September 30, 2014 estimated liability balance is included in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheet, and Forest expects it will be paid in the fourth quarter of 2014.

The proved reserves associated with the Panhandle divestiture represented more than 25% of Forest’s total proved reserves at the time the divestiture closed. Forest concluded that accounting for the divestiture as an adjustment of capitalized costs would significantly alter the relationship between capitalized costs and proved reserves. Therefore, a gain was recognized on the divestiture. The net gain recognized on the divestiture for the year ended December 31, 2013 was $193.0 million. A net gain of $18.2 million was recognized on the divestiture for the nine months ended September 30, 2014, as customary post-closing purchase price adjustments were made and additional proceeds were received. These gains are included in “Other, net” in the Condensed Consolidated Statements of Operations.

South Texas

In January 2013, Forest entered into an agreement to sell all of its oil and natural gas properties located in South Texas, excluding its Eagle Ford oil properties, for $325.0 million in cash. This transaction closed on February 15, 2013, and Forest has received total proceeds of $320.9 million, after customary purchase price adjustments. Forest used the proceeds from this divestiture to redeem the remaining $300.0 million of its 8½% senior notes due 2014. In connection with this divestiture, Forest incurred one-time employee termination benefit costs of $7.5 million ($5.7 million net of capitalization), which are included in “General and administrative” expense in the

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 and were paid in full during 2013.

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

Acquisition and Development Agreement

In April 2013, Forest entered into an Acquisition and Development Agreement (“ADA”) with a third-party for the future development of Forest’s Eagle Ford acreage in Gonzales County, Texas. Under the terms of the ADA, the third-party will pay a $90.0 million drilling carry in the form of future drilling and completion services and related development capital in exchange for a 50% working interest in Forest’s Eagle Ford acreage position. Upon completion of the phased contribution of the drilling carry, Forest and the third-party will participate in future drilling on a 50/50 basis. The ADA applies to wells spud on or subsequent to November 28, 2012, none of which had been placed on production prior to April 1, 2013, and Forest retained all of its interests in wells that were spud prior to November 28, 2012 and production from those wells. Forest is the operator of the drilling program. As of September 30, 2014, Forest had realized $74.7 million of the drilling carry.

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

(6) INCOME TAXES

The significant differences between Forest’s blended federal and state statutory income tax rate of 36% and its effective income tax rates of 1.0% and 1.1% for the three and nine months ended September 30, 2014, respectively, and (36.1)% and 1.4% for the three and nine months ended September 30, 2013, respectively, were primarily due to changes in the valuation allowance on Forest’s deferred tax assets. The deferred income tax benefit of $1.1 million recognized during the three months ended September 30, 2014 was due to a change in the valuation allowance related to postretirement benefit plans.

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

As of December 31, 2013, Forest had a non-current income tax receivable of $20.7 million, which was included in “Other assets.” During the nine months ended September 30, 2014, Forest received refunds totaling $22.3 million, including $1.0 million of interest income, with $.7 million recorded as credits to current income tax expense.

(7) FAIR VALUE MEASUREMENTS

Forest’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are set forth in the table below.

	September 30, 2014	December 31, 2013
	Using Significant Other Observable Inputs (Level 2)(1)
	(In Thousands)
Assets:
Derivative instruments(2):
Commodity	$9,167	$5,592
Liabilities:
Derivative instruments(2):
Commodity	$1,164	$4,542
____________________________________________

(1)
The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when relevant observable inputs are not available. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2014. Forest’s policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the event or change in circumstances caused the transfer.

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

The fair values and carrying amounts of Forest’s financial instruments are summarized below as of the dates indicated.

	September 30, 2014
			Fair Value Measurements
	Carrying Amount	Total Fair Value(1)	Using Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Using Significant Other Observable Inputs (Level 2)
	(In Thousands)
Assets:
Derivative instruments	$9,167	$9,167	$—	$9,167
Liabilities:
Derivative instruments	1,164	1,164	—	1,164
Credit facility	13,000	13,000	—	13,000
7¼% senior notes due 2019	578,068	540,407	540,407	—
7½% senior notes due 2020	222,087	214,036	214,036	—
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

The table below sets forth Forest’s outstanding commodity swaps as of September 30, 2014.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Remaining Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
October 2014 - December 2014	70	$4.38	3,500	$95.34
Calendar 2015	50	4.21	1,000	89.25

The table below sets forth Forest’s outstanding commodity collars as of September 30, 2014.

Commodity Collars
	Natural Gas (NYMEX HH)
Collar Term	Bbtu Per Day	Hedged Floor and Ceiling Price per MMBtu
January 2015 - March 2015	20	$ 4.50/5.31
Calendar 2015	10	4.10/4.30

In connection with several of its natural gas and oil swaps, Forest granted option instruments (swaptions and puts) to the swap counterparties in exchange for Forest receiving premium hedged prices on the natural gas and oil swaps. Under the terms of the swaption agreements, the counterparties have the option to enter into future swaps with Forest. The swaptions may not be exercised until their expiration dates. Under the terms of the put agreements, the counterparties have the option to put specified quantities of oil to Forest at specified prices. The puts may be exercised monthly by the counterparties. The table below sets forth the outstanding options as of September 30, 2014.

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

	September 30, 2014	December 31, 2013
	(In Thousands)
Current assets:
Derivative instruments:
Commodity	$8,033	$5,192
Long-term assets:
Derivative instruments:
Commodity	$1,134	$400
Current liabilities:
Derivative instruments:
Commodity	$563	$4,542
Long-term liabilities:
Derivative instruments:
Commodity	$601	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Commodity derivatives:
Realized (gains) losses	$(1,451)	$(1,145)	$7,305	$(9,688)
Unrealized (gains) losses	(22,688)	6,678	(6,952)	9,016
Interest rate derivatives:
Realized gains	—	—	—	(12,885)
Unrealized losses	—	—	—	13,060
Realized and unrealized (gains) losses on derivative instruments, net	$(24,139)	$5,533	$353	$(497)

Due to the volatility of oil and natural gas prices, the estimated fair values of Forest’s commodity derivative instruments are subject to large fluctuations from period to period. Forest has experienced the effects of these commodity price fluctuations and expects that volatility in commodity prices will continue.

Credit Risk

Forest executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Forest executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be transacted. As of September 30, 2014, all but one of Forest’s derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility. The terms of the Credit Facility provide that any security granted by Forest thereunder shall also extend to and be available to those lenders that are counterparties to derivative transactions. None of these counterparties requires collateral beyond that already pledged under the Credit Facility. The remaining counterparty, a purchaser of Forest’s natural gas production, generally owes money to Forest and therefore does not require collateral under the ISDA Master Agreement and Schedule it has executed with Forest.

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

The majority of Forest’s derivative counterparties are financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Forest does not require the posting of collateral for its benefit under its derivative agreements. However, the ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date, the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Forest would be exposed to a risk of loss equal to this net amount owed to Forest, the fair value of which was $8.6 million at September 30, 2014. If Forest suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At September 30, 2014, Forest owed a net derivative liability to its counterparties, the fair value of which was $.6 million. In the absence of netting provisions, at September 30, 2014, Forest would be exposed to a risk of loss of $9.2 million under its derivative agreements, and Forest’s derivative counterparties would be exposed to a risk of loss of $1.2 million.

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

	Derivative Assets
	September 30, 2014	December 31, 2013
	(In Thousands)
Gross amounts of recognized assets	$9,167	$5,592
Gross amounts offset in the balance sheet	—	—
Net amounts of assets presented in the balance sheet	9,167	5,592
Gross amounts not offset in the balance sheet:
Derivative instruments	(553)	(1,049)
Cash collateral received	—	—
Net amount	$8,614	$4,543

	Derivative Liabilities
	September 30, 2014	December 31, 2013
	(In Thousands)
Gross amounts of recognized liabilities	$1,164	$4,542
Gross amounts offset in the balance sheet	—	—
Net amounts of liabilities presented in the balance sheet	1,164	4,542
Gross amounts not offset in the balance sheet:
Derivative instruments	(553)	(1,049)
Cash collateral pledged	—	—
Net amount	$611	$3,493

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

(9) COSTS, EXPENSES, AND OTHER

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Accretion of asset retirement obligations	$348	$546	$1,242	$2,339
Write-off of debt issuance costs	—	—	3,323	—
Loss on debt extinguishment	—	—	—	25,223
Gain on asset dispositions, net	—	—	(21,391)	—
Merger-related costs	2,170	—	12,372	—
Rig stacking/lease termination	2,035	2,076	10,294	6,372
Other, net	457	(1,547)	(1,484)	(2,446)
	$5,010	$1,075	$4,356	$31,488

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

Gain on Asset Dispositions, Net

In October 2013, Forest entered into an agreement to sell all of its oil and natural gas properties located in the Texas Panhandle for $1.0 billion in cash. This divestiture closed in November 2013 and Forest has received total proceeds of $985.3 million, after customary purchase price adjustments. A net gain of $18.2 million was recognized on the divestiture during the nine months ended September 30, 2014, as customary post-closing purchase price adjustments were made and additional proceeds were received, including $20.2 million received in May 2014. Also included in the gain on asset dispositions line item is a $3.2 million gain recognized on the closing of the sale of Forest’s South African subsidiary in June 2014. See Note 5 for more information on these divestitures.

Merger-Related Costs

In connection with the pending merger with Sabine, Forest has incurred expenses that are comprised primarily of legal and financial advisor costs. See Note 1 for more information on the pending merger.

Rig Stacking/Lease Termination

Rig stacking comprises the expenses incurred to operate and maintain drilling rigs, which Forest has historically leased under operating leases, that were not being utilized on capital projects. Rig stacking expenses for the three and nine months ended September 30, 2014 were $1.1 million and $5.5 million, respectively. Rig stacking expenses for the three and nine months ended September 30, 2013 were $2.1 million and $6.4 million, respectively.

During the nine months ended September 30, 2014, Forest terminated the operating leases on nine drilling rigs. In connection with these lease terminations and the current activities underway to return the remaining six rigs to the lessors due to the completion of their lease terms, Forest recognized losses of $.9 million and $4.8 million during the three and nine months ended September 30, 2014, respectively.

(10) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a term used to refer to net earnings (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that, under generally accepted accounting principles, are reported as separate components of shareholders’ equity instead of net earnings (loss). Forest’s other comprehensive income during the three and nine months ended September 30, 2014 consists of actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost, which is included in the line item “General and administrative” in the Condensed Consolidated Statements of Operations.

The components of other comprehensive income, both before-tax and net-of-tax, for the three and nine months ended September 30, 2014 are as follows:

	Before-Tax	Tax (Expense) / Benefit	Net-of-Tax
	(In Thousands)
Three Months Ended September 30, 2014:
Defined benefit postretirement plans
Actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost	$2,476	$(1,112)	$1,364
Other comprehensive income	$2,476	$(1,112)	$1,364
Nine Months Ended September 30, 2014:
Defined benefit postretirement plans
Actuarial losses reclassified from accumulated other comprehensive loss and included in net periodic benefit cost	$2,823	$(1,112)	$1,711
Other comprehensive income	$2,823	$(1,112)	$1,711

The change in the accumulated balance of other comprehensive loss during the nine months ended September 30, 2014 is as follows:

Accumulated Other Comprehensive Loss(1)
(In Thousands)
Defined benefit postretirement plans
Balance at December 31, 2013	$(10,398)

Amounts reclassified from accumulated other comprehensive loss	1,711
Other comprehensive income	1,711

Balance at September 30, 2014	$(8,687)
____________________________________

(1)	All amounts are net of tax.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Forest’s Condensed Consolidated Financial Statements and the Notes thereto, the information included or incorporated by reference under the headings “Forward-Looking Statements” and “Risk Factors” below, and the information included or incorporated by reference in Forest’s 2013 Annual Report on Form 10-K and Forest’s 2013 Amended Annual Report on Form 10-K/A under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context indicates otherwise, all references in this document to “Forest,” “the Company,” “we,” “our,” “ours,” and “us” refer to Forest Oil Corporation and its consolidated subsidiaries.

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

Recent Events

On October 1, 2014, we entered into, and closed on, an agreement to purchase approximately 7,700 net acres comprised of both undeveloped and producing properties, including three horizontal Cotton Valley wells, located in Rusk County in East Texas, for a purchase price of $20 million.

On May 5, 2014, we entered into an Agreement and Plan of Merger with Sabine Oil & Gas LLC (“Sabine”), under which Forest and Sabine will combine their businesses in an all-stock transaction. This agreement was amended on July 9, 2014 primarily to change the structure of the transaction, in which Forest now will be the surviving legal entity. The revised transaction structure does not change the economic terms of the transaction. Under the terms of the amended merger agreement, the owners of Sabine will contribute their interests in Sabine to Forest, in exchange for Forest common and preferred stock. Upon closing of the combination transaction, Forest’s shareholders will own common shares that represent an approximate 26.5% economic interest in the combined company and approximately 20% of the total voting power, and Sabine’s equity holders will own common shares and preferred shares that represent an approximate 73.5% economic interest and approximately 80% of the total voting power in the combined company. The combined entity will change its name to Sabine Oil & Gas Corporation and be headquartered in Houston. Consummation of the transaction is subject to approval by Forest shareholders, regulatory approvals, and other customary closing conditions. In late October 2014, Forest commenced mailing definitive proxy materials and scheduled a special meeting of shareholders for November 20, 2014, to consider and vote on the proposed merger agreement with Sabine. Forest shareholders of record at the close of business on October 3, 2014, the record date, are entitled to notice of, and to vote at, the Forest special meeting.

In October 2013, we entered into an agreement to sell all of our oil and natural gas properties located in the Texas Panhandle for $1 billion in cash. This transaction closed in November 2013 and we received total proceeds of $985 million, including $20 million received in May 2014, after customary purchase price adjustments and escrow account settlements. In January 2013, we entered into an agreement to sell all of our oil and natural gas properties located in South Texas, excluding our Eagle Ford oil properties, for $325 million in cash. This transaction closed in February 2013 and we received total proceeds of $321 million, after customary purchase price adjustments. We used the proceeds from these property divestitures to reduce our debt. These property divestitures affect the comparability of the results of our operations between the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 presented herein.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, we recognized net losses of $106 million and $210 million, respectively, compared to net earnings of $2 million and a net loss of $32 million for the three and nine months ended September 30, 2013, respectively. Adjusted EBITDA, which is a measure used by management, securities analysts, and investors that consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization, as well as other items including ceiling test write-downs and unrealized gains and losses on derivative instruments, was $39 million and $105 million for the three and nine months ended September 30, 2014, respectively, compared to $85 million and $268 million for the three and nine months ended September 30, 2013, respectively. The decreases in EBITDA in the 2014 periods as compared to the 2013 periods were primarily due to the property divestitures referenced above under “Recent Events.” Adjusted EBITDA is a performance measure not calculated in accordance with generally accepted accounting principles (“GAAP”). See “Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA to our reported net earnings (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Management’s analysis of the individual components of the changes in our quarterly and year-to-date results follows.

Oil, Natural Gas, and Natural Gas Liquids Volumes, Revenues, and Prices

Oil, natural gas, and natural gas liquids sales volumes, revenues, and per unit price realizations for the three and nine months ended September 30, 2014 and 2013 are set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales volumes:
Oil (MBbls)	330	621	948	1,781
Natural gas (MMcf)	6,666	11,568	19,320	37,306
NGLs (MBbls)	224	655	584	2,047
Totals (MMcfe)	9,990	19,224	28,512	60,274
Revenues (in thousands):
Oil	$30,141	$63,926	$88,580	$174,204
Natural gas	25,516	34,966	80,232	118,785
NGLs	6,396	19,136	17,804	59,867
Totals	$62,053	$118,028	$186,616	$352,856
Per unit price realizations:
Oil ($/Bbl)	$91.34	$102.94	$93.44	$97.81
Natural gas ($/Mcf)	3.83	3.02	4.15	3.18
NGLs ($/Bbl)	28.55	29.22	30.49	29.25
Totals ($/Mcfe)	$6.21	$6.14	$6.55	$5.85

We sold a substantial amount of oil and natural gas properties in 2013, which significantly impacts the comparability of our reported results between each of the respective periods in 2013 and 2014. Accordingly, the tables below distinguish oil, natural gas, and NGL sales revenues and volumes, as well as per unit price realizations, between those oil and natural gas properties that we divested in 2013, i.e., South Texas and Texas Panhandle properties (the “Divested properties”) and those oil and natural gas properties that we continued to own as of September 30, 2014 (the “Retained properties”).

Three Months Ended September 30, 2014 and 2013

	Oil, Natural Gas, and NGL Revenues			Oil, Natural Gas, and NGL Sales Volumes			Per Unit Price Realizations			Change In Revenues Attributable to Change In:
	Three Months Ended September 30,		$ Change	Three Months Ended September 30,		Volume Change	Three Months Ended September 30,		$ Change (1)	Volumes (2)	Prices (3)	Total
	2014	2013		2014	2013		2014	2013
	(In Thousands)									(In Thousands)
Oil				MBbls			$/Bbl
Retained properties	$30,141	$37,363	$(7,222)	330	358	(28)	$91.34	$104.37	$(13.03)	$(2,922)	$(4,300)	$(7,222)
Divested properties	—	26,563	(26,563)	—	263	(263)	—	101.00	(101.00)	(26,563)	—	(26,563)
	$30,141	$63,926	$(33,785)	330	621	(291)	$91.34	$102.94	$(11.60)	$(29,956)	$(3,829)	$(33,785)

Natural gas				MMcf			$/Mcf
Retained properties	$25,516	$23,308	$2,208	6,666	7,202	(536)	$3.83	$3.24	$.59	$(1,735)	$3,943	$2,208
Divested properties	—	11,658	(11,658)	—	4,366	(4,366)	—	2.67	(2.67)	(11,658)	—	(11,658)
	$25,516	$34,966	$(9,450)	6,666	11,568	(4,902)	$3.83	$3.02	$.81	$(14,817)	$5,367	$(9,450)

NGLs				MBbls			$/Bbl
Retained properties	$6,396	$5,804	$592	224	198	26	$28.55	$29.31	$(.76)	$762	$(170)	$592
Divested properties	—	13,332	(13,332)	—	457	(457)	—	29.17	(29.17)	(13,332)	—	(13,332)
	$6,396	$19,136	$(12,740)	224	655	(431)	$28.55	$29.22	$(.66)	$(12,592)	$(148)	$(12,740)

Total				MMcfe			$/Mcfe
Retained properties	$62,053	$66,475	$(4,422)	9,990	10,538	(548)	$6.21	$6.31	$(.10)	$(3,457)	$(965)	$(4,422)
Divested properties	—	51,553	(51,553)	—	8,686	(8,686)	—	5.94	(5.94)	(51,553)	—	(51,553)
	$62,053	$118,028	$(55,975)	9,990	19,224	(9,234)	$6.21	$6.14	$.07	$(56,693)	$718	$(55,975)
____________________________________________

(1)	Certain amounts may not recalculate due to rounding.

(2)
The change in revenues attributable to the change in volumes is calculated as the product of (i) the per unit price realization for the three months ended September 30, 2013 and (ii) the change in volumes between the three months ended September 30, 2013 and the three months ended September 30, 2014. Certain amounts may not recalculate or foot due to rounding.

(3)
The change in revenues attributable to the change in prices is calculated as the product of (i) the volumes for the three months ended September 30, 2014 and (ii) the change in the per unit price realization between the three months ended September 30, 2013 and the three months ended September 30, 2014. Certain amounts may not recalculate or foot due to rounding.

Equivalent sales volumes were 10.0 Bcfe for the three months ended September 30, 2014 as compared to 19.2 Bcfe for the three months ended September 30, 2013. The 9.2 Bcfe, or 48%, decrease in equivalent sales volumes for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to the divestitures of producing oil and natural gas properties in the Texas Panhandle, which accounted for 8.7 Bcfe of the decrease. Equivalent sales volumes attributable to properties we continued to own as of September 30, 2014 decreased 5% to 10.0 Bcfe for the three months ended September 30, 2014 from 10.5 Bcfe for the three months ended September 30, 2013. The 5% decrease in these equivalent sales volumes was due to a 7% decrease in natural gas production and an 8% decrease in oil production, partially offset by a 13% increase in NGL production. The increase in NGL production was due to our drilling program in East Texas, where we incurred approximately $53 million in direct exploration, development, and leasehold acquisition capital expenditures during the three months ended September 30, 2014. The decrease in oil production was a result of the reduced pace of drilling in the Eagle Ford starting in the first quarter of 2014 and from the natural decline in oil production from existing wells. Natural gas production declined 7% due to the natural decline in production from existing wells, which exceeded the incremental natural gas production we added during the three months ended September 30, 2014 from drilling liquids-rich East Texas wells.

Revenues from oil, natural gas, and NGLs were $62 million in the third quarter of 2014 as compared to $118 million in the third quarter of 2013. The $56 million, or 47%, decrease in revenues in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the divestitures of producing oil and natural gas properties in the Texas Panhandle, which accounted for $52 million of the decrease. Revenues from the properties we continued to own as of September 30, 2014 decreased by $4 million primarily due to decreased oil per unit price realizations and oil and natural gas production, partially offset by increased natural gas per unit price realizations between the two periods.

Nine Months Ended September 30, 2014 and 2013

	Oil, Natural Gas, and NGL Revenues			Oil, Natural Gas, and NGL Sales Volumes			Per Unit Price Realizations			Change In Revenues Attributable to Change In:
	Nine Months Ended September 30,		$ Change	Nine Months Ended September 30,		Volume Change	Nine Months Ended September 30,		$ Change (1)	Volumes (2)	Prices (3)	Total
	2014	2013		2014	2013		2014	2013
	(In Thousands)									(In Thousands)
Oil				MBbls			$/Bbl
Retained properties	$88,580	$93,133	$(4,553)	948	905	43	$93.44	$102.91	$(9.47)	$4,425	$(8,978)	$(4,553)
Divested properties	—	81,071	(81,071)	—	876	(876)	—	92.55	(92.55)	(81,071)	—	(81,071)
	$88,580	$174,204	$(85,624)	948	1,781	(833)	$93.44	$97.81	$(4.37)	$(81,478)	$(4,146)	$(85,624)

Natural gas				MMcf			$/Mcf
Retained properties	$80,232	$74,194	$6,038	19,320	22,014	(2,694)	$4.15	$3.37	$.78	$(9,080)	$15,118	$6,038
Divested properties	—	44,591	(44,591)	—	15,292	(15,292)	—	2.92	(2.92)	(44,591)	—	(44,591)
	$80,232	$118,785	$(38,553)	19,320	37,306	(17,986)	$4.15	$3.18	$.97	$(57,269)	$18,716	$(38,553)

NGLs				MBbls			$/Bbl
Retained properties	$17,804	$16,469	$1,335	584	552	32	$30.49	$29.84	$.65	$955	$380	$1,335
Divested properties	—	43,398	(43,398)	—	1,495	(1,495)	—	29.03	(29.03)	(43,398)	—	(43,398)
	$17,804	$59,867	$(42,063)	584	2,047	(1,463)	$30.49	$29.25	$1.24	$(42,787)	$724	$(42,063)

Total				MMcfe			$/Mcfe
Retained properties	$186,616	$183,796	$2,820	28,512	30,756	(2,244)	$6.55	$5.98	$.57	$(13,410)	$16,230	$2,820
Divested properties	—	169,060	(169,060)	—	29,518	(29,518)	—	5.73	(5.73)	(169,060)	—	(169,060)
	$186,616	$352,856	$(166,240)	28,512	60,274	(31,762)	$6.55	$5.85	$.69	$(185,941)	$19,701	$(166,240)
____________________________________________

(1)	Certain amounts may not recalculate due to rounding.

(2)
The change in revenues attributable to the change in volumes is calculated as the product of (i) the per unit price realization for the nine months ended September 30, 2013 and (ii) the change in volumes between the nine months ended September 30, 2013 and the nine months ended September 30, 2014. Certain amounts may not recalculate or foot due to rounding.

(3)
The change in revenues attributable to the change in prices is calculated as the product of (i) the volumes for the nine months ended September 30, 2014 and (ii) the change in the per unit price realization between the nine months ended September 30, 2013 and the nine months ended September 30, 2014. Certain amounts may not recalculate or foot due to rounding.

Equivalent sales volumes were 28.5 Bcfe for the nine months ended September 30, 2014 compared to 60.3 Bcfe for the nine months ended September 30, 2013. The 31.8 Bcfe, or 53%, decrease in equivalent sales volumes for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to the divestitures of producing oil and natural gas properties in South Texas and the Texas Panhandle, which accounted for 29.5 Bcfe of the decrease. Equivalent sales volumes attributable to properties we continued to own as of September 30, 2014 decreased 7% to 28.5 Bcfe for the nine months ended September 30, 2014 from 30.8 Bcfe for the nine months ended September 30, 2013. The 7% decrease in these equivalent sales volumes was due to a 12% decrease in natural gas production partially offset by a 5% increase in oil production and a 6% increase in NGL production. The increase in NGL production was due to our drilling program in East Texas, where we incurred approximately $111 million in direct exploration, development, and leasehold acquisition capital expenditures in the nine months ended September 30, 2014. The increase in oil production was a result of our development efforts, primarily through the first half of 2014, in the Eagle Ford, where we incurred approximately $57 million in direct exploration, development, and leasehold acquisition capital expenditures in the nine months ended September 30, 2014. Natural gas production declined 12% due to the natural decline in production from existing wells, which exceeded the incremental natural gas production we added during the nine months ended September 30, 2014 from drilling liquids-rich East Texas wells.

Revenues from oil, natural gas, and NGLs were $187 million in the first nine months of 2014 compared to $353 million in the first nine months of 2013. The $166 million, or 47%, decrease in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the divestitures of producing oil and natural gas properties in South Texas and the Texas Panhandle, which accounted for $169 million of the decrease. Revenues from the properties we continued to own as of September 30, 2014 increased by $3 million, due to increased natural gas and NGL per unit price realizations and oil and NGL production, partially offset by decreased natural gas production and oil per unit price realizations between the two periods.

The revenues and per unit price realizations reflected in the tables above exclude the effects of commodity derivative instruments because we have elected not to designate our derivative instruments as cash flow hedges. See “Realized and Unrealized Gains and Losses on Derivative Instruments” below for more information on gains and losses relating to our commodity derivative instruments.

Production Expense

The table below sets forth the detail of production expense for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$14,449	$19,245	$43,254	$59,616
Production and property taxes	1,266	4,667	7,231	11,912
Transportation and processing costs	2,228	2,790	7,122	9,168
Production expense	$17,943	$26,702	$57,607	$80,696
Production expense per Mcfe:
Lease operating expenses	$1.45	$1.00	$1.52	$.99
Production and property taxes	.13	.24	.25	.20
Transportation and processing costs	.22	.15	.25	.15
Production expense per Mcfe	$1.80	$1.39	$2.02	$1.34

We sold a substantial amount of oil and natural gas properties in 2013, which significantly impacts the comparability of our reported results between each of the respective periods in 2013 and 2014. Accordingly, the tables below distinguish lease operating expenses, production and property taxes, and transportation and processing costs, as well as per unit production expense, between those oil and natural gas properties we sold in 2013, i.e., the South Texas and Texas Panhandle properties (the “Divested properties”) and those oil and natural gas properties that we continued to own as of September 30, 2014 (the “Retained properties”).

Three Months Ended September 30, 2014 and 2013

	Production Expense			Production Expense per Mcfe
	Three Months Ended September 30,		$ Change	Three Months Ended September 30,		$ Change
	2014	2013		2014	2013
Lease operating expenses	(In Thousands)			$/Mcfe
Retained properties	$14,449	$12,648	$1,801	$1.45	$1.20	$.25
Divested properties	—	6,597	(6,597)	—	.76	(.76)
	$14,449	$19,245	$(4,796)	$1.45	$1.00	$.45
Production and property taxes
Retained properties	$1,266	$2,701	$(1,435)	$.13	$.26	$(.13)
Divested properties	—	1,966	(1,966)	—	.23	(.23)
	$1,266	$4,667	$(3,401)	$.13	$.24	$(.11)
Transportation and processing costs
Retained properties	$2,228	$2,703	$(475)	$.22	$.26	$(.04)
Divested properties	—	87	(87)	—	.01	(.01)
	$2,228	$2,790	$(562)	$.22	$.15	$.07
Total
Retained properties	$17,943	$18,052	$(109)	$1.80	$1.71	$.09
Divested properties	—	8,650	(8,650)	—	1.00	(1.00)
	$17,943	$26,702	$(8,759)	$1.80	$1.39	$.41

Nine Months Ended September 30, 2014 and 2013

	Production Expense			Production Expense per Mcfe
	Nine Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2014	2013		2014	2013
Lease operating expenses	(In Thousands)			$/Mcfe
Retained properties	$43,254	$35,769	$7,485	$1.52	$1.16	$.36
Divested properties	—	23,847	(23,847)	—	.81	(.81)
	$43,254	$59,616	$(16,362)	$1.52	$.99	$.53
Production and property taxes
Retained properties	$7,231	$7,366	$(135)	$.25	$.24	$.01
Divested properties	—	4,546	(4,546)	—	.15	(.15)
	$7,231	$11,912	$(4,681)	$.25	$.20	$.05
Transportation and processing costs
Retained properties	$7,122	$8,736	$(1,614)	$.25	$.28	$(.03)
Divested properties	—	432	(432)	—	.01	(.01)
	$7,122	$9,168	$(2,046)	$.25	$.15	$.10
Total
Retained properties	$57,607	$51,871	$5,736	$2.02	$1.69	$.33
Divested properties	—	28,825	(28,825)	—	.98	(.98)
	$57,607	$80,696	$(23,089)	$2.02	$1.34	$.68

Lease Operating Expenses

Lease operating expenses in the third quarter of 2014 were $14 million, or $1.45 per Mcfe, compared to $19 million, or $1.00 per Mcfe, in the third quarter of 2013. Lease operating expenses in the first nine months of 2014 were $43 million, or $1.52 per Mcfe, compared to $60 million, or $.99 per Mcfe, in the first nine months of 2013. Lease operating expenses decreased $5 million in the third quarter of 2014 compared to the third quarter of 2013 and $16 million in the first nine months of 2014 as compared to the first nine months of 2013. The decreases in lease operating expenses were primarily the result of oil and natural gas property divestitures, as reflected in the tables above, offset by increases in the lease operating expenses associated with properties we continued to own as of September 30, 2014, which increased by $2 million and $7 million during the third quarter of 2014 and the first nine months of 2014, respectively, as compared to the comparable prior year periods. The $2 million increase in the third quarter of 2014 was primarily due to chemical treatment costs related to our oil production increasing by approximately $1 million as well as increases in other miscellaneous lease operating costs. The $7 million increase in the first nine months of 2014 was primarily due to increases in chemical treatment and saltwater disposal costs related to our oil production of approximately $3 million and $1 million, respectively, and an increase in workover expense of approximately $1 million.

Production and Property Taxes

Production and property taxes, consisting primarily of severance taxes paid on the value of the oil, natural gas, and NGLs sold, were 2.0% and 4.0% of oil, natural gas, and NGL revenues for the three months ended September 30, 2014 and 2013, respectively, and 3.9% and 3.4% of oil, natural gas, and NGL revenues for the nine months ended September 30, 2014 and 2013, respectively. Excluding the Divested properties, production and property taxes were 4.1% and 4.0% of oil, natural gas, and NGL revenues for the three and nine months ended September 30, 2013, respectively. The reduced rate of 2.0% for the third quarter of 2014 was caused by approximately $1 million of severance tax incentive refund credits recorded during the third quarter of 2014 due to the third quarter 2014 approval of reduced severance tax rates with retrospective application on several wells in East Texas. Additionally, the rate is lower in the third quarter of 2014 due to ad valorem taxes being lower by approximately $.3 million as compared to the third quarter of 2013. Normal fluctuations occur in the production and property taxes as a percentage of oil and natural gas revenues between periods based upon changes in tax rates and changes in the assessed values of oil and natural gas properties and equipment for purposes of ad valorem taxes.

Transportation and Processing Costs

Transportation and processing costs in the third quarter of 2014 were $2 million, or $.22 per Mcfe, compared to $3 million, or $.15 per Mcfe, in the third quarter of 2013. Transportation and processing costs in the first nine months of 2014 were $7 million, or $.25 per Mcfe, compared to $9 million, or $.15 per Mcfe, in the first nine months of 2013. The divested South Texas and Texas Panhandle properties had minimal transportation and processing costs associated with them, and as a result these divestitures had a lesser impact in reducing transportation and processing costs. Beginning in June 2014, all oil sales in the Eagle Ford are at the wellhead, which decreased transportation and processing costs on the Retained properties by approximately $.4 million and $.6 million in the three and nine months ended September 30, 2014, respectively, as compared to the comparable 2013 periods.

General and Administrative Expense

The table below sets forth the components of general and administrative expense for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Stock-based compensation costs	$1,889	$3,734	$6,316	$15,839
Stock-based compensation costs capitalized	(561)	(1,950)	(2,364)	(6,545)
	1,328	1,784	3,952	9,294

Salary and benefit costs	4,385	8,455	17,287	40,724
Other general and administrative costs	3,675	4,202	12,255	13,352
General and administrative costs capitalized	(3,437)	(4,676)	(11,043)	(20,477)
	4,623	7,981	18,499	33,599

General and administrative expense	$5,951	$9,765	$22,451	$42,893

General and administrative expense was $6 million in the third quarter of 2014 compared to $10 million in the third quarter of 2013, and was $22 million in the first nine months of 2014 compared to $43 million in the first nine months of 2013. The primary factors causing the decreases in general and administrative expense between the comparative quarterly and year-to-date periods are the South Texas and Texas Panhandle oil and natural gas property divestitures that occurred in February 2013 and November 2013, respectively, each of which included a reduction in employee headcount; as well as a general reduction in headcount throughout 2014 not directly related to the property divestitures in 2013.

Salary and benefit costs decreased $4 million, or 48%, in the third quarter of 2014 as compared to the third quarter of 2013, and $23 million, or 58%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The nine months ended September 30, 2013 included $8 million of employee-related South Texas asset divestiture costs comprised of severance paid to involuntarily terminated employees and retention bonuses paid to certain employees due to the South Texas asset divestiture. This compares to $.7 million of employee-related Panhandle asset divestiture costs included in the nine months ended September 30, 2014.

Stock-based compensation costs, net of costs capitalized, decreased $.5 million and $5 million during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. The decreases were primarily due to a reduction in employee headcount and a decrease in the Company’s stock price.

The percentage of general and administrative costs capitalized under the full cost method of accounting ranged from 37% to 40% in the periods presented.

Depreciation, Depletion, and Amortization

The table below sets forth the components of depreciation, depletion, and amortization expense for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	In Thousands	$/Mcfe	In Thousands	$/Mcfe	In Thousands	$/Mcfe	In Thousands	$/Mcfe
Depletion	$20,287	$2.03	$42,633	$2.22	$59,947	$2.10	$131,842	$2.19
Depreciation	634.06		1,340.07		2,692.09		4,478.07
Depreciation, depletion, and amortization	$20,921	$2.09	$43,973	$2.29	$62,639	$2.20	$136,320	$2.26

Depreciation, depletion, and amortization expense (“DD&A”) in the third quarter of 2014 was $21 million, or $2.09 per Mcfe, compared to $44 million, or $2.29 per Mcfe, in the third quarter of 2013. For the first nine months of 2014, DD&A was $63 million, or $2.20 per Mcfe, compared to $136 million, or $2.26 per Mcfe, in the first nine months of 2013.

The decreases in DD&A in the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 are due primarily to decreases in our oil and natural gas reserves, with such decreases primarily attributable to our property divestitures, partially offset by oil reserve additions, which typically have higher per-unit development costs than natural gas reserves.

Ceiling Test Write-Down

We recorded ceiling test write-downs of our United States cost center of $127 million and $205 million for the three and nine months ended September 30, 2014, respectively, pursuant to the full cost ceiling test limitation prescribed by the SEC. The ceiling test write-downs were primarily a result of (i) a reduction in the estimated reserves attributable to our proved undeveloped locations in the Eagle Ford, (ii) a reduction in the total number of proved undeveloped locations in the Eagle Ford in the second quarter of 2014 to properly align the number of future drilling locations with expected development pace as of June 30, 2014 (relative to the SEC five year limitation on the age of proved undeveloped locations), and (iii) the decision to reclassify a majority of the remaining proved undeveloped locations in the Eagle Ford to probable locations as of September 30, 2014 as a result of the recent decline in current and future NYMEX strip prices to approximately $80 per barrel (as compared to the average last-twelve-month NYMEX oil price of approximately $99 per barrel for oil used to calculate proved oil and gas reserves as of September 30, 2014 pursuant to SEC guidelines). The decline in current oil prices and oil price futures sufficiently lowered the expected risk-adjusted rate of return on the Eagle Ford undeveloped locations to a level where we would prioritize the drilling on our East Texas acreage in place of the Eagle Ford in future periods. Additional write-downs of our oil and natural gas properties may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, or NGL prices used in the calculation of the present value of future net revenues from estimated production of proved oil and natural gas reserves declines compared to prices used as of September 30, 2014, unproved properties are impaired, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any, attributable to the cost center.

Interest Expense

The table below sets forth interest expense for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Credit facility(1)	$571	$1,944	$2,078	$5,472
7¼% senior notes due 2019(1)	10,667	18,449	31,984	55,336
7½% senior notes due 2020(1)	4,302	9,683	12,901	29,033
8½% senior notes due 2014(1)	—	—	—	6,277
Other	342	296	668	888
Interest costs capitalized	—	(853)	—	(1,967)
Interest expense	$15,882	$29,519	$47,631	$95,039
 ___________________________________________

(1)
Interest expense amounts include interest on the principal or borrowings outstanding, amortization of debt issuance costs, amortization of discounts and premiums, and credit facility commitment, letter of credit, and other fees, all as applicable.

Interest expense was $16 million and $30 million for the three months ended September 30, 2014 and 2013, respectively, and $48 million and $95 million for the nine months ended September 30, 2014 and 2013, respectively. The $14 million decrease in the third quarter of 2014 compared to the third quarter of 2013 was comprised primarily of a $13 million reduction due to the redemption of $422 million of 7¼% senior notes and $278 million of 7½% senior notes in November 2013. The $47 million decrease in the first nine months of 2014 compared to the first nine months of 2013 was comprised primarily of the following: (i) $39 million due to the redemption of $422 million of 7¼% senior notes and $278 million of 7½% senior notes in November 2013, (ii) $6 million due to the redemption of the $300 million of 8½% senior notes in March 2013, and (iii) $3 million attributable to the credit facility primarily due to average outstanding borrowings under the credit facility and the commitment amount, upon which commitment fees are based, being lower in 2014 as compared to 2013. See “Liquidity and Capital Resources—Bank Credit Facility” below for more information regarding our credit facility. Other interest expense consists primarily of interest accrued on the previously disclosed arbitration award in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al.. See Part II, Item 1 “Legal Proceedings—Other Proceedings” for more information regarding this matter. Interest costs capitalized relate to our investments in significant unproved acreage positions that are under development.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Realized losses (gains) on derivative instruments, net:
Oil	$604	$4,914	$4,069	$4,013
Natural gas	(2,055)	(6,059)	3,236	(13,701)
Interest	—	—	—	(12,885)
Subtotal realized (gains) losses on derivative instruments, net	(1,451)	(1,145)	7,305	(22,573)
Unrealized (gains) losses on derivative instruments, net:
Oil	(14,265)	4,721	(4,620)	(1,323)
Natural gas	(8,423)	1,957	(2,332)	10,339
Interest	—	—	—	13,060
Subtotal unrealized (gains) losses on derivative instruments, net	(22,688)	6,678	(6,952)	22,076
Realized and unrealized (gains) losses on derivative instruments, net	$(24,139)	$5,533	$353	$(497)

Other, Net

The table below sets forth the components of “Other, net” for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Accretion of asset retirement obligations	$348	$546	$1,242	$2,339
Write-off of debt issuance costs	—	—	3,323	—
Loss on debt extinguishment	—	—	—	25,223
Gain on asset dispositions, net	—	—	(21,391)	—
Merger-related costs	2,170	—	12,372	—
Rig stacking/lease termination	2,035	2,076	10,294	6,372
Other, net	457	(1,547)	(1,484)	(2,446)
	$5,010	$1,075	$4,356	$31,488

See Note 9 to the Condensed Consolidated Financial Statements for more information on the components of “Other, net”.

Income Tax

The table below sets forth total income tax and the effective income tax rates for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands, Except Percentages)
Current income tax benefit	$(1)	$(587)	$(1,293)	$(462)
Deferred income tax benefit	(1,112)	—	(1,112)	—
Total income tax benefit	$(1,113)	$(587)	$(2,405)	$(462)
Effective income tax rate	1%	(36)%	1%	1%

Our effective income tax rate was 1% in both the three and nine months ended September 30, 2014 and (36)% and 1% for the three and nine months ended September 30, 2013, respectively. The significant differences between our blended federal and state statutory income tax rate of approximately 36% and our effective income tax rates for the periods shown were primarily due to changes in the valuation allowance placed against our deferred tax assets. See Note 6 to the Condensed Consolidated Financial Statements for more information regarding our income tax valuation allowance and other income tax matters including income tax refunds received in 2014.

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

Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of November 6, 2014, we had hedged, via commodity swaps and collars, approximately 33 Bcfe of our total projected 2014 production and approximately 26 Bcfe of our total projected 2015 production, excluding the volumes underlying outstanding unexercised commodity swaptions and oil put options. This level of hedging will provide a measure of certainty with respect to the cash flow that we will receive for a portion of our future production. However, these hedging activities may result in reduced income or even financial losses to us. In the future, we may increase or decrease our hedging positions. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative instruments.

As noted above, the other primary source of liquidity is our credit facility, which currently has a borrowing base of $300 million. The borrowing base is subject to redetermination from time to time as discussed below under “Bank Credit Facility.” This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in June 2016. The credit facility contains a covenant that we will not permit our ratio of total debt to EBITDA (as adjusted for non-cash charges) calculated for the preceding four consecutive fiscal quarter period then most recently ended to be greater than 5.75 to 1.00 as of September 30, 2014. Future periods have differing limitations as discussed below under “Bank Credit Facility.” Depending on our overall level of indebtedness, this covenant may limit our ability to borrow funds as needed under our credit facility. Our ratio of total debt to EBITDA for the four consecutive fiscal quarter period ended September 30, 2014, as calculated in accordance with the credit facility, was 5.50. We had outstanding borrowings of $13 million under the credit facility as of September 30, 2014 and we had outstanding borrowings of $70 million as of November 6, 2014. See “Bank Credit Facility” below for further details regarding the credit facility.

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

We expect to be notified by the New York Stock Exchange (the “NYSE”) that the average closing price of our common stock has fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on NYSE under Rule 802.01C of the NYSE Listed Company Manual. Receipt of a notice of noncompliance will have no immediate impact on the listing of our common stock, which will continue to trade on NYSE under the symbol “FST.” However, under NYSE rules we will have six months following receipt of the notice to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period. In addition, following the completion of the transaction with Sabine, we will be expected to meet the initial listing requirements of (i) a trading price above $4.00 per share for our common shares, and (ii) an aggregate market value for our publicly traded shares in excess of $100 million. When we close the transaction with Sabine, we intend to seek approval of an amendment to the Forest certificate of incorporation to cause a reverse stock split of our common shares, thus increasing the per share price. The exact ratio of the reverse stock split will be determined after completion of the completion of the Sabine transaction. See Part II, Item 1A, “Risk Factors,” below for potential risks associated with a delisting of our common shares.

We also have engaged in asset dispositions and joint ventures as a means of generating additional cash to fund more attractive capital projects and to enhance our financial flexibility. For example, in November 2012, we sold all of our oil and natural gas properties located in South Louisiana for proceeds of $211 million. Additionally, in February 2013 we sold all of our oil and natural gas properties located in South Texas, excluding our Eagle Ford oil properties, for proceeds of $321 million, which we used in March 2013 to redeem the remaining $300 million in principal amount of 8½% senior notes due 2014. In November 2013, we sold all of our oil and natural gas properties located in the Texas Panhandle for proceeds of $985 million, which we used to redeem $422 million of 7¼% senior notes due 2019 and $278 million of 7½% senior notes due 2020, and to pay off the outstanding balance on our credit facility. In addition, we have entered into an agreement with a third-party pursuant to which the third-party is funding a portion of the drilling and other development costs relating to certain Eagle Ford acreage in exchange for a 50% working interest in that acreage.

We believe that our expected cash flows provided by operating activities and the funds available under the credit facility or alternative sources of debt financing will be sufficient to fund our normal recurring operating needs and our contractual obligations. As noted below under “Bank Credit Facility,” based on our current projections, the ratio of total debt to EBITDA likely will exceed the maximum allowed under the credit facility as of December 31, 2014, if we do not obtain a waiver or an additional amendment to the credit facility. If the transaction with Sabine is completed by year end the existing credit facility will be terminated and replaced. If the transaction does not occur by year end and we are unable to obtain a waiver or an amendment, the credit facility still could be terminated. We believe we would be able to arrange for alternative sources of debt financing, including securing liens against our properties or selling additional properties, sufficient to meet our recurring operating needs and contractual obligations for a reasonable period of time. However, any such alternative source of financing likely would be at a higher cost than the credit facility.

The transaction with Sabine, if completed, will result in a change of control as defined in Forest’s credit facility and the indentures for the senior notes. The occurrence of a change of control is an event of default under the credit facility. Sabine has indicated that it has obtained committed debt financing sufficient to refinance Forest’s credit facility. The occurrence of a change of control also triggers an obligation for Forest to make a change of control offer for each series of its outstanding senior notes at a price of 101% of the outstanding principal amount thereof, plus accrued and unpaid interest, if any, following the occurrence of a change of control transaction, pursuant to the terms of the relevant indentures. Sabine has indicated that it has obtained committed bridge financing sufficient to finance the purchase of any such notes which are required to be purchased in connection with such change of control offer.

Bank Credit Facility

On June 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the ‘‘Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the “Administrative Agent”), which, as of September 30, 2014, consists of a $500 million credit facility maturing in June 2016. The size of the Credit Facility may be increased by $300 million, to a total of $800 million, upon agreement between us and the applicable lenders. On March 31, 2014, we entered into the Second Amendment to the Credit Facility (the “Second Amendment”), which was effective as of that date. The Second Amendment amended, among other things, the permitted ratio of total debt to EBITDA and the definition of total debt used in the ratio calculation, and reduced the aggregate lender commitments from $1.5 billion to $500 million and the borrowing base, which governs our availability under the Credit Facility, from $400 million to $300 million, where it remained at September 30, 2014.

The determination of the Credit Facility borrowing base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. A reduction of the borrowing base could require us to repay indebtedness in excess of the borrowing base in order to cover the deficiency. The lenders reaffirmed the $300 million borrowing base on October 22, 2014 and the next scheduled semi-annual redetermination of the borrowing base will occur on or about May 1, 2015. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the borrowing base redetermined.

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Second Amendment to the Credit Facility provides that we will not permit the ratio of total debt to EBITDA (as adjusted for non-cash charges) calculated for the preceding four consecutive fiscal quarter period then most recently ended to be greater than (i) 5.75 to 1.00 at the end of the calendar quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, (ii) 5.50 to 1.00 at the end of the calendar quarter ending December 31, 2014, (iii) 5.25 to 1.00 at the end of the calendar quarter ending March 31, 2015, (iv) 5.00 to 1.00 at the end of the calendar quarter ending June 30, 2015, (v) 4.75 to 1.00 at the end of the calendar quarter ending September 30, 2015, and (vi) 4.50 to 1.00 at the end of any calendar quarter ending after September 30, 2015. The Second Amendment also amends the definition of total debt such that, among other things, during any period of four fiscal quarters ending on or before September 30, 2015, any cash proceeds from the sale of any property permitted pursuant to the terms and provisions of the loan documents that are reported on our consolidated balance sheet on such date are subtracted from total debt. Depending on our overall level of indebtedness, this covenant may limit our ability to borrow funds as needed under the Credit Facility. Our ratio of total debt to EBITDA for the four consecutive fiscal quarter period ended September 30, 2014, as calculated in accordance with the Credit Facility, was 5.50.

Based on our current projections, the ratio of total debt to EBITDA likely will exceed the maximum allowed under the Credit Facility at the next quarterly test as of December 31, 2014 if we do not obtain a waiver or an additional amendment to the Credit Facility. If it appears the combination transaction with Sabine will not be completed prior to year end, we will attempt to undertake mitigating actions with respect to the Credit Facility that we feel are most appropriate. However, there can be no assurance that any particular actions will be available, or that even if available we will be able to complete them. Any alternative financing we may obtain as part of these mitigating actions likely would be at a higher cost than the Credit Facility.

Under certain conditions, amounts outstanding under the Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility. Subject to notice and cure periods, certain events of default under the Credit Facility, including breach of the debt to EBITDA covenant, will result in acceleration of the indebtedness under the Credit Facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control events, and a failure of the liens securing the Credit Facility.

At September 30, 2014, there were outstanding borrowings of $13 million under the Credit Facility bearing interest at 2.16% and we had used the Credit Facility for $2 million in letters of credit, leaving an unused borrowing amount under the Credit Facility of $285 million. At November 6, 2014, there were outstanding borrowings of $70 million under the Credit Facility bearing interest at 2.32%, and we had used the Credit Facility for $29 million in letters of credit, including a $25 million letter of credit to secure the bond for our appeal of the judgment in the litigation styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., leaving an unused borrowing amount under the Credit Facility of $201 million.

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

We engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates may serve as underwriters or initial purchasers of our debt and equity securities, directly purchase our production, serve as counterparties to our commodity and interest rate derivative agreements, or from time to time act as investment banking advisers with respect to our asset acquisitions and divestitures. As of November 6, 2014, all but one of our derivative instrument counterparties are lenders, or their affiliates, under our Credit Facility. Our obligations under our existing derivative agreements with our lenders are secured by the security documents executed by the parties under our Credit Facility. See Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk’’ below for additional details concerning our derivative instruments.

Going Concern

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. As discussed in –Bank Credit Facility above, at December 31, 2014, the ratio of our total debt to EBITDA likely will exceed the maximum allowed under our Credit Facility unless we undertake certain mitigating actions. Absent such actions, a resultant breach of the financial covenant could cause a default under the Credit Facility, potentially resulting in an acceleration of all amounts outstanding under the Credit Facility as well as our senior unsecured notes due 2019 and 2020. As of September 30, 2014, we had $13 million outstanding under the Credit Facility and $800 million in principal amount outstanding under the notes. The immediate acceleration of debt maturities of this magnitude likely would result in our bankruptcy or other restructuring.
On May 5, 2014, we entered into an Agreement and Plan of Merger with Sabine Oil & Gas LLC (“Sabine”), under which Forest and Sabine are expected to combine their businesses in an all-stock transaction. This agreement was amended on July 9, 2014 primarily to change the structure of the transaction. If the transaction is completed, the Credit Facility will be terminated before any breach of the financial covenant occurs. Accordingly, we elected to defer seeking an amendment or waiver to address a potential breach rather than incurring the expense of doing so solely to avoid a “going concern” audit opinion with respect to the financial statements included in our Form 10-K/A filed on October 1, 2014. If, prior to year end, it appears the combination transaction will not be completed, we will attempt to undertake mitigating actions with respect to the Credit Facility that we feel are most appropriate. However, there can be no assurance that any particular actions will be available to us, or that even if available, we will be able to complete them. If the combination transaction is not completed, failure to take appropriate mitigating actions in the event we are in breach of the covenant may have severely negative effects on our financial condition including, potentially, bankruptcy.

We obtained amendments to the Credit Facility as recently as September 2013 and March 2014 in order to avoid breaching the debt to EBITDA covenant. We believe that we could seek, and the lenders under our Credit Facility would provide, another amendment, or a waiver, of the covenant. Failing an amendment or waiver, we believe we could sell assets to avoid breaching the financial covenant. Alternatively, we believe we could obtain a new credit facility or other sources of financing, although any such alternative financing likely would be at a higher cost than the Credit Facility. We may yet undertake some or all of these actions prior to year end, if necessary, though there is no assurance we could complete any such actions as each involves factors that are outside our control. However, inasmuch as we did not obtain a waiver or amendment to the Credit Facility or pursue alternative sources of financing, it was determined that as of October 1, 2014, the date we filed the Form 10-K/A, there existed substantial doubt as to our ability to continue as a going concern through December 31, 2014.

Historical Cash Flow

Net cash provided by operating activities, net cash (used) provided by investing activities, and net cash provided (used) by financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$41,628	$183,985
Net cash (used) provided by investing activities	(146,250)	78,248
Net cash provided (used) by financing activities	39,253	(261,168)

Net cash provided by operating activities is primarily affected by sales volumes and commodity prices, net of the effects of settlements of our derivative instruments and changes in working capital. The $142 million decrease in net cash provided by operating activities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was primarily due to the divestitures of oil and natural gas properties in South Texas and the Texas Panhandle, which occurred in February 2013 and November 2013, respectively, and which caused decreased revenues of $169 million, partially offset by lower production expense of $29 million and lower interest expense of $46 million in 2014 as compared to 2013. Also contributing to the decrease in net cash provided by operating activities was a decrease in cash settlements received from our derivative instruments of $30 million and a $14 million increase in our investment in working capital in 2014 as compared to 2013.

The components of net cash (used) provided by investing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Exploration, development, and leasehold acquisition costs(1)	$(168,637)	$(290,923)
Proceeds from sales of assets	27,222	370,437
Other property and equipment	(4,835)	(1,266)
Net cash (used) provided by investing activities	$(146,250)	$78,248
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

Net cash (used) provided by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and natural gas properties, net of proceeds from the divestitures of oil and natural gas properties and other capital assets. The change in net cash (used) provided by investing activities in the nine months ended September 30, 2014 compared to the corresponding period of 2013 was primarily due to a decrease in proceeds from the sales of assets partially offset by a decrease in exploration, development, and leasehold acquisition cost expenditures. Expenditures for the acquisition, exploration, and development of oil and natural gas properties decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the Texas Panhandle divestiture that occurred in November 2013. Acquisition, exploration, and development expenditures for the Texas Panhandle properties approximated $136 million during the nine months ended September 30, 2013. Proceeds from sales of assets in the nine months ended September 30,

2014 included $20 million that we received in May 2014 for the Texas Panhandle divestiture. Proceeds from the sales of assets in the nine months ended September 30, 2013 included $321 million for the South Texas divestiture.

Net cash provided by financing activities of $39 million during the nine months ended September 30, 2014 consisted primarily of a change in bank overdrafts of $27 million and $13 million of net proceeds from bank borrowings. Net cash used by financing activities of $261 million during the nine months ended September 30, 2013 consisted primarily of $321 million used for the redemption of the 8½% senior notes due 2014, offset partially by net proceeds from bank borrowings of $50 million, and a change in bank overdrafts of $11 million.

Capital Expenditures

Expenditures for property exploration, development, and leasehold acquisitions were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$68,962	$78,066	$157,515	$257,040
Leasehold acquisitions	147	1,118	537	5,184
Overhead capitalized	3,998	6,626	13,407	27,022
Interest capitalized	—	853	—	1,967
Total capital expenditures(1)	$73,107	$86,663	$171,459	$291,213
____________________________________________

(1)
Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $(1) million and $3 million recorded during the three months ended September 30, 2014 and 2013, respectively, and $(1) million and $4 million recorded during the nine months ended September 30, 2014 and 2013, respectively.

Based on our year-to-date capital expenditures of $171 million and our remaining budgeted capital expenditures for the year, we expect to incur between $240 million to $250 million of capital expenditures in 2014. We expect to fund these capital expenditures with a combination of cash from operations and borrowings under our Credit Facility. Primary factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions. In addition, capital expenditures will depend on availability under our Credit Facility.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, JUDGMENTS, AND ASSUMPTIONS

The following updates the discussion related to goodwill in Part II Item 7 Critical Accounting Policies, Estimates, Judgments, and Assumptions included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013 filed on October 1, 2014. For a more complete understanding of our critical accounting policies, estimates, judgments, and assumptions, reference is made to that Amended Annual Report on Form 10-K/A for the year ended December 31, 2013.

Goodwill

Goodwill is tested for impairment on an annual basis in the second quarter of the year. In addition, we test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In the first step of testing for goodwill impairment, we estimate the fair value of our reporting unit, which we have determined to be our U.S. geographic operating segment, and compare the fair value with the carrying value of the net assets assigned to the reporting unit. If the fair value is greater than the carrying value, then no impairment results. If the fair value is less than the carrying value, then we perform a second step and determine the fair value of the goodwill. If the reporting unit has a negative carrying value, we perform the second step if it is more likely than not that a goodwill impairment exists. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price was being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the statement of operations.

At the time of our annual 2014 goodwill impairment test, performed as of April 1, 2014, the carrying value of our reporting unit was greater than zero and was exceeded by the fair value of the reporting unit by 648%; therefore, goodwill of the reporting unit was considered not impaired and the second step of the impairment test was unnecessary. During the third quarter, we experienced a sustained decreased share price, which did not recover as we had anticipated following the filing of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013 filed on October 1, 2014, or after we filed the definitive proxy statement on October 20, 2014, related to the pending combination transaction with Sabine. Since a decrease in the share price negatively affects the fair value of our reporting unit, we performed an interim goodwill impairment test as of September 30, 2014. As of that date, our reporting unit had a negative carrying value and, since we had a sustained decrease in the price of our common stock, we determined that it was more likely than not that a goodwill impairment existed. Accordingly, we performed the second step of the impairment test to measure the amount of impairment loss, if any.

To determine the fair value of our reporting unit, we calculated the market capitalization of our reporting unit based on our quoted share price. Quoted prices in active markets are the best evidence of fair value. However, because value results from the ability to take advantage of synergies and other benefits that exist from a collection of assets and liabilities that operate together in a controlled entity, the market capitalization of a reporting unit with publicly traded equity securities may not be representative of the fair value of the reporting unit as a whole. However, due to the pending combination transaction with Sabine, we believe that a control premium is likely already factored into our share price at September 30, 2014 and, therefore, we did not add a control premium to our market capitalization to determine the total fair value of our reporting unit.

In performing step two of the goodwill impairment test, some of the more significant estimates are determining the fair values of our oil and natural gas properties, senior notes, and derivative instruments. We valued the oil and natural gas properties based on our current proved and unproved oil and natural gas reserves estimates and current observable NYMEX strip pricing, discounting the future cash flows using risk-adjusted rates. We also incorporated relevant information regarding observable market transactions. The fair values of the senior notes were estimated based on quoted market prices. The fair values of the derivative instruments were determined using observable NYMEX strip pricing, volatilities, and credit risk considerations, including the incorporation of observable interest rates and credit spreads. The result of the interim goodwill impairment test showed that the implied fair value of the goodwill was significantly greater than the carrying value of the goodwill, therefore, this test did not result in an impairment. Due primarily to the amount of our indebtedness and low commodity strip prices as of September 30, 2014, there was ample room in the step two hypothetical purchase price allocation for goodwill in excess of the carrying value of our goodwill.

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

These forward-looking statements appear in a number of places and may include statements with respect to, among other things:

•	estimates of our oil and natural gas reserves;

•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production, and the liquids/natural gas mix of that production;

•	our future financial condition, results of operations, liquidity, and compliance with debt covenants;

•	our future revenues, cash flows, and expenses;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and natural gas prices;

•	the amount, nature, and timing of future capital expenditures, including future development costs;

•	our ability to access the capital markets to fund capital and other expenditures;

•	our ability to obtain any amendment or waiver of covenants under our bank credit facility, as needed;

•	potential future asset dispositions and other transactions, the timing of closing of such transactions and the use of proceeds, if any, from such transactions;

•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations;

•	the impact of federal, state, and local political, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations;

•	our ability to consummate our proposed combination transaction with Sabine;

•	the timing of the consummation of the proposed combination transaction with Sabine; and

•
the ability of the combined entity to integrate our operations and the operations of Sabine and achieve or realize any anticipated benefits, savings, or growth from the proposed combination transaction.

We believe the expectations, estimates, projections, beliefs, forecasts, and assumptions reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and natural gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part I of our 2013 Annual Report on Form 10-K/A and the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Net earnings (loss)	$(105,845)	$2,214	$(209,569)	$(32,295)
Income tax benefit	(1,113)	(587)	(2,405)	(462)
Unrealized (gains) losses on derivative instruments, net	(22,688)	6,678	(6,952)	22,076
Interest expense	15,882	29,519	47,631	95,039
Gain on asset dispositions, net	—	—	(21,391)	—
Write-off of debt issuance costs	—	—	3,323	—
Loss on debt extinguishment	—	—	—	25,223
Accretion of asset retirement obligations	348	546	1,242	2,339
Ceiling test write-down of oil and natural gas properties	127,445	—	204,621	—
Depreciation, depletion, and amortization	20,921	43,973	62,639	136,320
Stock-based compensation	1,453	797	3,747	7,276
Merger-related costs	2,170	—	12,372	—
Employee-related asset divestiture costs	—	—	735	5,821
Curtailment gain on postretirement benefit plan	(1,769)	—	(1,769)	—
Rig stacking/lease termination	2,035	2,076	10,294	6,372
Adjusted EBITDA	$38,839	$85,216	$104,518	$267,709

The $46 million and $163 million decreases in Adjusted EBITDA between the three-month and nine-month periods, respectively, were primarily due to the property divestitures discussed under “Overview—Recent Events” at the beginning of this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher than the fixed price, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. The table below sets forth our outstanding swaps as of September 30, 2014.

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Remaining Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
October 2014 - December 2014	70	$4.38	$1,782	3,500	$95.34	$1,650
Calendar 2015	50	4.21	3,739	1,000	89.25	539

Collars

A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. The table below sets forth our outstanding collars as of September 30, 2014.

Commodity Collars
	Natural Gas (NYMEX HH)
Collar Term	Bbtu Per Day	Hedged Floor and Ceiling Price per MMBtu	Fair Value (In Thousands)
January 2015 - March 2015	20	$ 4.50/5.31	$822
Calendar 2015	10	4.10/4.30	636

Commodity Options

In connection with several of our natural gas and oil swaps, we granted option instruments (swaptions and puts) to the swap counterparties in exchange for our receiving premium hedged prices on the natural gas and oil swaps. Under the terms of the swaption agreements, the counterparties have the option to enter into future swaps with us. The swaptions may not be exercised until their expiration dates. Under the terms of the put agreements, the counterparties have the option to put specified quantities of oil to us at specified prices. The puts may be exercised monthly by the counterparties. The table below sets forth the outstanding options as of September 30, 2014.

Commodity Options
		Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Underlying Term	Option Expiration	Underlying Bbtu Per Day	Underlying Hedged Price per MMBtu	Fair Value (In Thousands)	Underlying Barrels Per Day	Underlying Hedged Price per Bbl	Fair Value (In Thousands)
Natural Gas Swaptions:
Calendar 2016	December 2014	10	$4.18	$(328)	—	$—	$—
Oil Swaptions:
Calendar 2015	December 2014	—	—	—	3,000	100.00	(156)
Calendar 2015	December 2014	—	—	—	1,000	106.00	(7)
Calendar 2015	December 2014	—	—	—	1,000	99.00	(70)
Calendar 2016	December 2015	—	—	—	1,000	98.00	(601)
Oil Put Options:
Monthly Calendar 2014	Monthly Calendar 2014	—	—	—	2,000	70.00	(3)

The estimated fair value at September 30, 2014 of all our commodity derivative instruments based on various valuation inputs, including published forward prices, was a net asset of approximately $8 million.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our commodity derivative instruments during the nine months ended September 30, 2014, beginning with the fair value of our derivative instruments on December 31, 2013. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual cash settlements recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2014 and will depend exclusively on the price of the commodities on the settlement dates specified by the derivative instruments.

Fair Value of Derivative Contracts
(In Thousands)
As of December 31, 2013	$1,050
Net decrease in fair value	(352)
Net cash settlements paid	7,305
As of September 30, 2014	$8,003

Interest Rate Risk

The following table presents principal amounts outstanding and related interest rates by year of maturity for our Credit Facility and senior notes at September 30, 2014.

	2016	2019	2020	Total

Credit facility:
Borrowings outstanding (in thousands)	$13,000	$—	$—	$13,000
Interest rate	2.16%	—	—	2.16%
Senior notes:
Principal (in thousands)	$—	$577,914	$222,087	$800,001
Fixed interest rate	—	7.25%	7.50%	7.32%
Effective interest rate(1)	—	7.24%	7.50%	7.32%
____________________________________________

(1)	The effective interest rate on the 7.25% senior notes due 2019 differs from the fixed interest rate due to the amortization of the related premium on the notes.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Victor A. Wind, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2014 (the “Evaluation Date”). Because of the matters discussed below under “Internal Control Issues,” Messrs. McDonald and Wind have concluded that as of the Evaluation Date our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Forest’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control Issues
Forest’s periodic evaluation of its disclosure controls and procedures includes an assessment of its internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of Forest’s financial reporting and the preparation of Forest’s financial statements. In connection with the audit of our year end financial statements, Forest’s independent registered public accounting firm, Ernst & Young LLP (“EY”), was responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement and (ii) the effectiveness of Forest’s internal control over financial reporting.
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
Subsequent to the filing of the Form 10-K, the Public Company Accounting Oversight Board conducted an inspection of EY’s 2013 audits of Forest, and following this inspection, EY requested a reevaluation of the control deficiencies previously identified. In addition, EY and Forest’s management conducted additional analysis of other issues relating to Forest’s internal controls. After extensive consultation with outside experts, management has concluded that each of the following control deficiencies constituted material weaknesses in Forest’s internal control over financial reporting as of December 31, 2013:

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

Accordingly, Forest’s internal control over financial reporting was ineffective at December 31, 2013. In addition, because the material weaknesses were not adequately remediated as of the Evaluation Date, Forest’s internal control over financial reporting was ineffective at that date as well. However, Forest has concluded that the existence of these material weaknesses did not result in a material misstatement of Forest’s financial statements included in the Form 10-K or in any subsequent period.

Changes in Internal Control over Financial Reporting

Forest has adopted, and partially implemented, a plan to remediate the material weaknesses described above in “Internal Control Issues.” The implementation of the material aspects of this plan began in the third quarter of 2014. Accordingly, there were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

As of the date of this filing, the remediation plan consists of the following main elements:

•
Information technology general controls - Forest has implemented controls pursuant to which user access to certain data is reviewed more frequently and the process, including the segregation of duties within the process, for monitoring developer access to the related software has been improved. These steps have largely been completed.

•
Division of interests - Forest will implement controls that will provide for expanded review and oversight of all changes to its division of interest master files. Some of these new controls have been implemented, but not yet tested. Forest plans to have this remediation completed by year end.

•
Ceiling limitation test - Forest will implement additional review procedures over the various inputs to the ceiling limitation test. These reviews will occur more frequently and be performed at a more refined level of precision, involving more process owners. Some of the new review controls have been implemented, but not yet tested, while others are still being designed. Forest plans to have this remediation completed by year end.

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

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Proceedings Related to the Transaction with Sabine

Since the announcement of the Sabine transaction, six putative shareholder class action complaints have been filed in the Supreme Court of the State of New York by purported Forest common shareholders. These actions are captioned Stourbridge Investments LLC v. Forest Oil Corp., et al., Index No. 651418/2014, filed May 7, 2014; Raul, et al. v. Carroll, et al., Index No. 651446/2014, filed May 9, 2014; Rothenberg v. Forest Oil Corp., et al., Index No. 651499/2014, filed May 15, 2014; Gawlikowski v. Forest Oil Corp., et al., Index No. 651506/2014, filed May 16, 2014; Edwards v. Carroll, et al., Index No. 651523/2014, filed May 16, 2014; and Jabri v. Forest Oil Corp., et al., Index No. 651551/2014, filed May 20, 2014. On July 8, 2014, the New York Court consolidated the New York actions and captioned the case In re Forest Oil Corporation Shareholder Litigation, Index No. 651418/2014, and on July 17, 2014, the New York plaintiffs filed an amended consolidated complaint (the “New York Action”). The New York Action names as defendants each of the current directors of Forest, as well as Sabine Oil & Gas LLC and certain of its affiliates and investors, and seeks, among other things, to enjoin the combination transaction or, in the event the combination transaction is consummated, to recover damages. The action alleges, among other things, that the members of the Forest board of directors breached their fiduciary duties to Forest shareholders by agreeing to the original transaction announced by Forest and Sabine on May 6, 2014 for inadequate consideration and pursuant to an inadequate process, that the revised transaction structure announced by Forest and Sabine on July 10, 2014 was structured to deprive Forest shareholders of their right to vote on the combination transaction, and that the disclosures made by Forest in the Schedule 14A proxy statement filed on July 16, 2014 were inadequate. The New York Action also includes allegations challenging the company’s sale of its Texas Panhandle assets to Templar Energy, which closed on November 25, 2013. The New York Action further alleges that Sabine Oil & Gas LLC and certain of its affiliates aided and abetted these alleged breaches. The parties are currently engaged in expedited discovery in connection with the claims.

One putative shareholder class action complaint has been filed in the United States District Court for the District of Colorado by two purported Forest common shareholders (the “Colorado Action”), captioned Olinatz v. Forest Oil Corp., et al., Case No. 1:14-cv-01409, filed May 19, 2014. The plaintiffs in the Colorado Action filed an amended complaint on June 13, 2014. The Colorado action names as defendants each of the current directors of Forest, as well as Forest, Sabine Oil & Gas Holdings LLC, and certain of their respective affiliate entities. The action seeks, among other things, to enjoin the original transaction or, in the event the original transaction is consummated, to recover damages. The action alleges, among other things, that the members of the Forest board of directors breached their fiduciary duties to Forest shareholders by agreeing to sell Forest transaction for inadequate consideration and pursuant to an inadequate process, and that certain of the entity defendants, including Sabine Holdings and certain of its affiliates, aided and abetted these alleged breaches. In addition, the Colorado Action further alleges violations of the federal securities laws in connection with Forest’s disclosures in the Form S-4 registration statement filed by Forest on May 29, 2014. Plaintiff in the Colorado Action is coordinating with the plaintiffs in the New York Action, and there have been no separate substantive proceedings in the Colorado Action. On October 14, 2014, the Colorado Action was administratively closed by the Colorado Court.

Forest believes the allegations in all complaints related to the transaction with Sabine and the other matters described above are without merit.

Other Proceedings

On March 26, 2014, the judge overseeing the lawsuit styled In re Lone Pine Resources Inc. (formerly referenced as Augenbaum v. Lone Pine Resources Inc. et al.), granted defendants’ motion to dismiss, with prejudice, for failure to state a claim upon which relief may be granted. The original claim was brought on May 25, 2012, as a purported class action in the Supreme Court of the State of New York, New York County against Forest, Lone Pine, certain of Lone Pine’s current and former directors and officers (the “Individual Defendants”), and certain underwriters (the “Underwriter Defendants”) of Lone Pine’s initial public offering (the “IPO”), which was completed on June 1, 2011. The class action was subsequently removed to the United States District Court for the Southern District of New York. The complaint alleged that Lone Pine’s registration statement and prospectus issued in connection with the IPO contained untrue statements of material fact or omitted to state material facts relating to forest fires that occurred in Northern Alberta in May 2011, the rupture of a third-party oil sales pipeline in Northern Alberta in April 2011, and the impact of those events on Lone Pine, that the alleged misstatements or omissions violated Section 11 of the Securities Act of 1933 (the “Securities Act”), and that Lone Pine, the Individual Defendants, and the Underwriter Defendants are liable for such violations. (The complaint was subsequently amended to drop the allegation regarding the forest fires.) The complaint further alleged that the Underwriter Defendants offered and sold Lone Pine’s securities in violation of Section 12(a)(2) of the Securities Act, and the putative class members sought rescission of the securities purchased in the IPO that they continued to own and rescissionary damages for securities that they had sold. Finally, the complaint asserted a claim against Forest under Section 15 of the Securities Act, alleging that Forest was a “control person” of Lone Pine at the time of the IPO. The complaint alleged that the putative class, which purchased shares of Lone Pine’s common stock pursuant and/or traceable to Lone Pine’s registration statement and prospectus, was damaged when the value of the stock declined in August 2011. Lone Pine’s obligation to indemnify Forest, the Individual Defendants, and the Underwriter Defendants, was extinguished in Lone Pine’s bankruptcy proceedings. Plaintiffs appealed the decision on April 28, 2014, and briefing was completed on August 5, 2014, and appellate briefs have been submitted. A date for oral arguments has not yet been set.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. Forest appealed the judgment to the Court of Appeals for the First District of the State of Texas. The judgment was affirmed on July 24, 2014. Both panel and en banc rehearings before the Court of Appeals were denied on October 21, 2014. Forest has 45 days from the date of denial of rehearing to file its petition for review to the Supreme Court for the State of Texas.

Except as noted above and in Part II, Item 1, of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, there have been no material changes to the disclosure included in Part I, Item 3, of the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A.  RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Except as set forth below, in Part I, Item 1A of the Amended Annual Report on Form 10-K/A filed on October 1, 2014, and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, each of which is incorporated by reference herein, there have been no material changes to the risks described in the Annual Report.

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

Complying with the restrictions contained in some of these covenants will require us to meet certain financial ratios and tests, notably with respect to consolidated interest coverage, total assets, net debt, equity, and net income. For example, our bank credit facility provides that we will not permit our ratio of total debt to EBITDA (as adjusted for non-cash charges) calculated for the preceding four consecutive fiscal quarter period then most recently ended to be greater than a specified amount. In September 2013, we amended the facility to increase the permitted ratio to 5.0 to 1.0 for any time after September 11, 2013 up to and including March 31, 2014, and to 4.75 to 1.0 for any time after April 1, 2014 up to and including June 30, 2014. After June 30, 2014, the ratio would have returned to the original 4.5 to 1.0. In March 2014, we again amended the facility to increase the permitted ratio even further. Under the second amendment, Forest shall not permit, as of the last day of any fiscal quarter, the ratio of total debt (as of such date) to EBITDA to be greater than (i) at the end of any calendar quarters ending on March 31, 2014, June 30, 2014, and September 30, 2014, 5.75 to 1.0, (ii) at the end of the calendar quarter ending December 31, 2014, 5.50 to 1.0, (iii) at the end of the calendar quarter ending March 31, 2015, 5.25 to 1.0, (iv) at the end of the calendar quarter ending June 30, 2015, 5.00 to 1.0, (e) at the end of the calendar quarter ending September 30, 2015, 4.75 to 1.0, and (f) at the end of any calendar quarter ending after September 30, 2015, 4.50 to 1.0.

Our ratio of total debt to EBITDA for the four consecutive fiscal quarter period ending September 30, 2014, as calculated in accordance with our bank credit facility, was 5.50. Based on our current projections, absent an amendment or waiver to the bank credit facility, or if we do not close on the pending transaction with Sabine and terminate the bank credit facility, the ratio of total debt to EBITDA likely will exceed the maximum allowed at the end of the fourth quarter 2014. Non-compliance with the terms of our debt covenants or other credit provisions could result in all amounts outstanding under our bank credit facility and, potentially, our indentures, becoming due and payable immediately, and the resultant termination of our bank credit facility. This would result, at a minimum, in the need to slow or cease the incurrence of capital and operational expenditures, which would have a negative impact on our expected production, revenues and, potentially, on our reserves. At worst, it could also result in foreclosure of our assets and potential bankruptcy. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a more complete discussion of our debt obligations and liquidity.

If Forest cannot meet the NYSE’s continued listing requirements, the NYSE may delist Forest’s common stock, which could have an adverse impact on the liquidity and market price of Forest’s common stock.
The NYSE requires listed companies to maintain a minimum average closing price of $1.00 per share over any period of 30 consecutive trading days. Failure to do so results in notification from the NYSE that the listed entity has a cure period of six months to regain compliance or be delisted, which could result in the entity’s shares being traded on one of the over-the-counter markets.
As of November 6, 2014, the 30-day average closing price of Forest’s common shares was $.95 per share. If the Sabine transaction is not completed and the trading price of Forest’s common shares does not improve, Forest will be required to take mitigating action, including, potentially, seeking shareholder approval of a reverse stock split, for its common shares to remain qualified for continued listing on the NYSE. If Forest is unable to improve the trading price of its common shares, Forest may not meet the minimum price requirement for continued listing, Forest’s shares may be delisted from the NYSE, and Forest may have to move its common shares to trading on one of the over-the-counter markets.
A delisting of Forest’s common stock and Forest’s inability to list the stock on another national securities exchange could negatively impact Forest by: (i) reducing the liquidity and market price of Forest’s common stock; (ii) reducing the number of investors willing to hold or acquire Forest’s common stock, which could negatively impact Forest’s ability to raise equity financing; (iii) limiting Forest’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing Forest from accessing the public capital markets; and (iv) impairing Forest’s ability to provide equity incentives to its employees.
If a reverse stock split proposal is not approved following the completion of the transaction with Sabine, the NYSE is expected to delist Forest’s common stock, which could have an adverse impact on the liquidity and market price of the common stock of the combined company.
Following completion of the Sabine transaction, the NYSE will require Forest to meet its listing requirements, which include, among other things, a requirement that Forest’s common shares have a trading price above $4.00 per share. If the Sabine transaction is completed, Forest intends to seek shareholder approval of an amendment to its certificate of incorporation to cause a reverse stock split, thus increasing the per share price.
If a reverse stock split is not approved following completion of the Sabine transaction, Forest’s common shares are not expected to meet the minimum price requirement and are expected to be delisted from the NYSE, and Forest may have to move its common shares to trading on one of the over-the-counter markets.
A delisting of Forest’s common stock following completion of the Sabine transaction and Forest’s inability to list the stock on another national securities exchange could negatively impact Forest by: (i) reducing the liquidity and market price of Forest’s common stock; (ii) reducing the number of investors willing to hold or acquire Forest’s common stock, which could negatively impact Forest’s ability to raise equity financing; (iii) limiting Forest’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing Forest from accessing the public capital markets; and (iv) impairing Forest’s ability to provide equity incentives to its employees.
If, following the completion of the Sabine transaction, Forest does not have a public float of $100 million, the NYSE is expected to delist Forest’s common stock, which could have an adverse impact on the liquidity and market price of the common stock of the combined company.
Following completion of the Sabine transaction, the NYSE will require Forest to meet its listing requirements, which include, among other things, a requirement that the market value of Forest’s publicly held common shares exceed $100 million (the “Public Float Requirement”). Any Forest shares acquired by the Sabine equity holders in the Sabine transaction will not be considered publicly held shares, and thus cannot be used in determining if the Public Float Requirement is met. Based on the current trading price of Forest’s common shares, Forest may not meet this requirement after completion of the Sabine transaction, and Forest’s ability to meet the Public Float Requirement is subject to factors outside of Forest’s control. If the public float requirement is not met, Forest’s common shares are expected to be delisted from the NYSE, and Forest may have to move its common shares to trading on one of the over-the-counter markets.
A delisting of Forest’s common stock following completion of the Sabine transaction, and any inability by Forest to list the stock on another national securities exchange, could negatively impact Forest by: (i) reducing the liquidity and market price of Forest’s common stock; (ii) reducing the number of investors willing to hold or acquire Forest’s common stock, which could negatively impact Forest’s ability to raise equity financing; (iii) limiting Forest’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing Forest from accessing the public capital markets; and (iv) impairing Forest’s ability to provide equity incentives to its employees.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the period covered by this report, other than as previously disclosed in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the third quarter of 2014. The shares repurchased represent shares of our common stock that employees elected to surrender to Forest to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. Forest does not consider this a share buyback program.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum # (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2014	2,559	$2.25	—	—
August 2014	4,103	1.99	—	—
September 2014	299	1.47	—	—
Third Quarter Total	6,961	$2.06	—	—

Item 6.  EXHIBITS

(a)	Exhibits.

2.1
Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, Sabine Oil & Gas Holdings II LLC, Sabine Oil & Gas LLC, Forest Oil Corporation and FR XI Onshore AIV, LLC., incorporated by reference to Exhibit 2.1 to Form 8-K for Forest Oil Corporation on July 10, 2014 (File No. 001-13515).

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended through July 10, 2014, incorporated by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation filed August 18, 2014 (File No. 001-13515).

3.2
Certificate of Amendment for Forest Oil Corporation’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K for Forest Oil Corporation on July 10, 2014 (File No. 001-13515).

3.3
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, No. 5, and No. 6, incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 for Forest Oil Corporation filed June 4, 2013 (File No. 333-189064).

4.1
Rights Agreement, dated as of July 9, 2014, between Forest Oil Corporation and Computershare Inc., incorporated herein by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

10.1
Amended and Restated Stockholder’s Agreement, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, Forest Oil Corporation and FR XI Onshore AIV, LLC., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

10.2
Amended and Restated Registration Rights Agreement, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, FR XI Onshore AIV, LLC and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

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

+    Not considered to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
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

FOREST OIL CORPORATION (Registrant)

November 10, 2014	By:	/s/ PATRICK R. MCDONALD
Patrick R. McDonald President and Chief Executive Officer and Director (on behalf of the Registrant and as Principal Executive Officer)

	By:	/s/ VICTOR A. WIND
Victor A. Wind Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

2.1
Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, Sabine Oil & Gas Holdings II LLC, Sabine Oil & Gas LLC, Forest Oil Corporation and FR XI Onshore AIV, LLC., incorporated by reference to Exhibit 2.1 to Form 8-K for Forest Oil Corporation on July 10, 2014 (File No. 001-13515).

3.1
Restated Certificate of Incorporation of Forest Oil Corporation, as amended through July 10, 2014, incorporated by reference to Exhibit 3.1 to Form 10-Q for Forest Oil Corporation filed August 18, 2014 (File No. 001-13515).

3.2
Certificate of Amendment for Forest Oil Corporation’s Series A Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Form 8-K for Forest Oil Corporation on July 10, 2014 (File No. 001-13515).

3.3
Bylaws of Forest Oil Corporation Restated as of February 14, 2001, as amended by Amendments No. 1, No. 2, No. 3, No. 4, No. 5, and No. 6, incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 for Forest Oil Corporation filed June 4, 2013 (File No. 333-189064).

4.1
Rights Agreement, dated as of July 9, 2014, between Forest Oil Corporation and Computershare Inc., incorporated herein by reference to Exhibit 4.1 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

10.1
Amended and Restated Stockholder’s Agreement, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, Forest Oil Corporation and FR XI Onshore AIV, LLC., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

10.2
Amended and Restated Registration Rights Agreement, dated as of July 9, 2014, by and among Sabine Investor Holdings LLC, FR XI Onshore AIV, LLC and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed July 10, 2014 (File No. 001-13515).

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

+    Not considered to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
++    The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.