Form 10-Q
period 2015-03-31
SABINE OIL & GAS CORP
filed 2015-05-11
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

214,147,720 shares of our $0.10 par value common stock were outstanding on May 8, 2015.

EXPLANATORY NOTE

As discussed in “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, on December 16, 2014, Sabine Oil & Gas LLC, a Delaware limited liability company (“Sabine O&G”), and Forest Oil Corporation, a New York corporation, completed the combination of their respective businesses through a series of transactions whereby certain indirect equity holders of Sabine O&G contributed the equity interests in Sabine O&G to Forest Oil Corporation. In exchange for this contribution, the equity holders of Sabine O&G received shares of Sabine Oil & Gas Corporation (“Sabine”) common stock and Series A senior non-voting equity-equivalent preferred stock collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine (the “Combination”).  On December 19, 2014, Forest Oil Corporation changed its name to “Sabine Oil & Gas Corporation.” Because Sabine O&G was considered the accounting acquirer in the Combination under GAAP, Sabine O&G is also considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial and operating data of Sabine Oil & Gas Corporation included in this Quarterly Report on Form 10-Q which cover periods prior to the completion of the Combination, reflect the assets, liabilities and operations of Sabine O&G, the predecessor to Sabine Oil & Gas Corporation, and do not reflect the assets, liabilities and operations of Sabine Oil & Gas Corporation (which was then known as “Forest Oil Corporation”) prior to the Combination. References in this Quarterly Report on Form 10-Q to “Sabine,” “the Company,” “we,” “us” and “our” refer (i) with respect to the period from and after December 16, 2014, to the group of entities within the consolidated group of Sabine Oil & Gas Corporation, and (ii) with respect to the period prior to December 16, 2014, to the group of entities within the consolidated group of Sabine O&G, the predecessor, unless, in each case, otherwise indicated or the context otherwise requires. References in this Quarterly Report on Form 10-Q to “Forest” refer to Sabine Oil & Gas Corporation prior to the Combination, when it was known as “Forest Oil Corporation.” For more information regarding Forest’s historical operating data, please see the Company’s prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Certain Terms Used in this Quarterly Report on Form 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the following terms have the meanings set forth below:

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

•

“New Revolving Credit Facility Maturity Date” refers to April 7, 2016. However, in the event the Company receives the consent of the lenders or agent for the lenders under the Term Loan Facility (as defined below) or the Term Loan Facility is paid-off or satisfied in full prior to April 7, 2016, the “New Revolving Credit Facility Maturity Date” will refer to the earlier of (1) December 16, 2019 and (2) the date that is 91 days prior to the maturity date of the Term Loan Facility, if it is in existence at such time.

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

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$305,616	$3,252
Accounts receivable	76,544	108,110
Prepaid expenses and other current assets	14,870	13,092
Derivative instruments	138,998	160,217
Total current assets	536,028	284,671
Property, plant and equipment:
Oil and natural gas properties (full cost method)
Proved	4,332,951	4,214,260
Unproved	303,519	319,256
Gas gathering and processing equipment	14,772	14,315
Office furniture and fixtures	14,774	14,030
	4,666,016	4,561,861
Accumulated depletion, depreciation and amortization	(2,786,341)	(2,495,793)
Total property, plant and equipment, net	1,879,675	2,066,068
Other assets:
Derivative instruments	8,194	—
Deferred financing costs, net	29,350	34,862
Deferred income taxes	122,864	117,662
Other long-term assets	6,740	6,665
Total other assets	167,148	159,189
Total assets	$2,582,851	$2,509,928

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable – trade	$78,375	$83,282
Royalties payable	27,999	41,368
Accrued exploration and development	47,590	112,580
Accrued operating expenses and other	64,156	71,244
Accrued interest payable	29,315	30,946
Derivative instruments	3,500	4,645
Deferred income taxes	122,864	117,662
Current maturities of long-term debt, net of discount	2,436,528	1,988,883
Other short-term liabilities	12,292	14,304
Total current liabilities	2,822,619	2,464,914
Long-term liabilities:
Asset retirement obligation	39,977	39,382
Derivative instruments	248	2,269
Other long-term liabilities	67,587	67,155
Total long-term liabilities	107,812	108,806
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized shares, 2,508,945 shares issued and outstanding at March 31, 2015 and December 31, 2014	25	25
Common stock, $0.10 par value, 650,000,000 authorized shares; 200,104,279 and 200,975,778 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	20,009	20,096
Additional paid in capital	1,565,135	1,564,805
Accumulated deficit	(1,932,749)	(1,648,718)
Total shareholders’ deficit	(347,580)	(63,792)
Total liabilities and shareholders’ equity	$2,582,851	$2,509,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues
Oil, natural gas liquids and natural gas	$97,628	$112,306
Other	397	411
Total revenues	98,025	112,717
Operating expenses
Lease operating	24,355	11,371
Marketing, gathering, transportation and other	9,357	4,386
Production and ad valorem taxes	2,768	5,592
General and administrative	15,038	6,390
Depletion, depreciation and amortization	54,063	39,925
Accretion	474	217
Impairments	236,485	—
Other operating expenses (income)	5,393	(1,429)
Total operating expenses	347,933	66,452
Other income (expenses)
Interest expense, net of capitalized interest	(70,247)	(25,825)
Gain (loss) on derivative instruments	36,124	(22,126)
Total other expenses	(34,123)	(47,951)
Net loss before income taxes	(284,031)	(1,686)
Income tax expense	—	—
Net loss	$(284,031)	$(1,686)
Net loss per share:
Basic	$(1.42)	$(0.01)
Diluted	$(1.42)	$(0.01)
Weighted average shares outstanding – basic	200,298	118,863
Weighted average shares outstanding – diluted	200,298	118,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

 (in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2013	—	$—	118,863	$11,885	$1,511,123	$(1,321,998)	$201,010
Consideration transferred	—	—	79,242	7,924	32,489	—	40,413
Issuance of preferred stock	2,509	25	—	—	(25)	—	—
Restricted stock	—	—	2,871	287	(287)	—	—
Amortization of stock based compensation	—	—	—	—	1,041	—	1,041
Tax effect of transactions with entities under common control	—	—	—	—	20,464	—	20,464
Net loss	—	—	—	—	—	(326,720)	(326,720)
Balance as of December 31, 2014	2,509	$25	200,976	$20,096	$1,564,805	$(1,648,718)	$(63,792)
Shares repurchased	—	—	(871)	(87)	(87)	—	(174)
Amortization of stock based compensation	—	—	—	—	417	—	417
Net loss	—	—	—	—	—	(284,031)	(284,031)
Balance as of March 31, 2015	2,509	$25	200,105	$20,009	$1,565,135	$(1,932,749)	$(347,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(284,031)	$(1,686)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	54,063	39,925
Impairments	236,485	—
Accretion expense	474	217
Non-cash interest expense	20,249	(7,898)
Amortization of deferred financing costs	6,044	2,209
Loss on derivative instruments	11,004	20,941
Amortization of option premiums	(1,145)	(6,156)
Amortization of prepaid expenses	1,503	889
Non-cash stock based compensation	417	—
Other, net	557	(27)
Working capital and other changes:
(Increase) decrease in accounts receivable	36,964	(6,663)
Increase in other assets	(2,840)	(1,188)
Increase (decrease) in accounts payable, royalties payable and accrued liabilities	(37,573)	11,089
Net cash provided by operating activities	42,171	51,652

Cash flows from investing activities:
Oil and natural gas property additions	(164,211)	(155,097)
Oil and natural gas property acquisitions	—	(20,000)
Gas processing equipment additions	(457)	(1,985)
Other asset additions	(742)	(1,219)
Cash received from sale of assets	660	11,930
Net cash used in investing activities	(164,750)	(166,371)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	425,987	130,000
Debt repayments for the senior secured revolving credit facility	—	(25,000)
Debt issuance costs	(870)	(1,211)
Shares repurchased	(174)	—
Net cash provided by financing activities	424,943	103,789

Net increase (decrease) in cash and cash equivalents	302,364	(10,930)
Cash and cash equivalents, beginning of period	3,252	11,821
Cash and cash equivalents, end of period	$305,616	$891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sabine Oil & Gas Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2.Immaterial Misstatement

Subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2014, management identified a misstatement in the presentation of deferred taxes associated with its 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007 and the 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012 and the effects of adjusting the allocation of the stepped up basis in certain assets relating to the effects of the Combination. Such amounts should have been presented as current deferred tax liabilities as of December 31, 2014. The Company also corrected the classification of certain assets related to post-retirement benefit obligations that had previously been presented as Other short-term assets. Such amounts should have been presented as other long term-assets. Management concluded that these misstatements are immaterial, individually and in the aggregate. The effects of these misstatements on previously reported balances are presented below:

	Consolidated Balance Sheet
	as of December 31, 2014
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Assets
Current assets:
Other short-term assets	$8,120	$(6,565)	$1,555
Other assets:
Deferred income taxes	46,084	71,578	117,662
Other long-term assets	100	6,565	6,665
Total assets	$2,438,350	$71,578	$2,509,928

Liabilities and shareholders’ equity
Current liabilities:
Deferred income taxes	$46,084	$71,578	$117,662
Total liabilities and shareholders’ equity	$2,438,350	$71,578	$2,509,928

3.Liquidity and Ability to Continue as a Going Concern

On February 25, 2015, the Company borrowed approximately $356 million under its New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. As of March 31, 2015, the Company did not have credit extensions available under the New Revolving Credit Facility due to the going concern default described below. As of March 31, 2015, the total outstanding principal amount of the Company’s debt obligations was $2.821 billion, consisting of approximately $971 million of borrowings under the New Revolving Credit Facility, $350 million of the 2017 Notes, $800 million of the Legacy Forest Notes, and a $700 million Term Loan Facility. In addition, as of March 31, 2015, the Company had approximately $29 million of outstanding letters of credit under the New Revolving Credit Facility. Additionally, the Company’s cash balance at March 31, 2015 was approximately $305.6 million. The Company has substantial interest payment obligations related to this debt over the next twelve months. For additional detail on each of the debt obligations, including definitions of the terms “New Revolving Credit Facility,” “2017 Notes,” “Legacy Forest Notes” and “Term Loan Facility,” please see Note 8 herein.

The Company also has significant pending maturities on its debt obligations.  If the Company is unable to refinance its 2017 Notes to mature at least 91 days after December 31, 2018, its Term Loan Facility in an outstanding amount of $700 million will mature on November 16, 2016. The Company’s New Revolving Credit Facility, which currently has approximately $971 million of debt outstanding, will mature on the New Revolving Credit Facility Maturity Date. The Company’s ability to repay the principal amount of its debt upon the pending maturities has been negatively impacted by significant decreases in the market price for oil, natural gas, and NGLs during the fourth quarter of 2014 with continued weakness into the first and second quarters of 2015. Additionally, the Company’s borrowing base under its New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in the Company’s borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million. The uncertainty associated with the Company’s ability to repay its outstanding debt obligations as they become due raises substantial doubt about its ability to continue as a going concern.

The Company’s New Revolving Credit Facility and Term Loan Facility require that the Company’s annual financial statements include a report from its independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the uncertainty mentioned above, the report of the Company’s independent registered public accounting firm that accompanied its audited consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding the substantial doubt about its ability to continue as a going concern. As a result, the Company is in default under its New Revolving Credit Facility and Term Loan Facility. On May 4, 2015, the Company entered into a Forbearance Agreement and First Amendment to the New Revolving Credit Facility (the “Forbearance Agreement”) with respect to certain anticipated events of default, including the default under the New Revolving Credit Facility as a result of the “going concern” qualification in the Company’s 2014 audited financial statements. Pursuant to the Forbearance Agreement, the administrative agent under the New Revolving Credit Facility has agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Forbearance Agreement or New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Forbearance Period”), with respect to the following anticipated events of default: (i) the “going concern” qualification in the Company’s 2014 audited financial statements, (ii) the failure of the Company to make the April 2015 interest payment due under the Term Loan Facility, as discussed below, and (iii) any failure of the Company to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility. In exchange for the administrative agent under the New Revolving Credit Facility agreeing to forbear from exercising remedies as described above, the Company has agreed during the Forbearance Period to, among other things, tighten certain non-financial covenants under the New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties.

Similarly, if the Company does not obtain a waiver or forbearance under the Term Loan Facility with respect to the “going concern” qualification in the Company’s 2014 audited financial statements within 180 days of notice, there will exist an event of default under the Term Loan Facility that will allow the lenders under the Term Loan Facility to be able to accelerate the debt.  Any acceleration of the debt obligations under the New Revolving Credit Facility or Term Loan Facility would result in a cross-default and potential acceleration of the maturity of the Company’s other outstanding debt obligations. Therefore, all of the Company’s outstanding debt obligations in the amount of approximately $2,437 million (net of discount) and approximately $1,989 million (net of discount) are presented in current liabilities as of March 31, 2015 and December 31, 2014, respectively. Additionally, the lenders under the Term Loan Facility are subject to a 180-day standstill before they are able to exercise remedies as a result of the uncured event of default.  Following the expiration of the 180-day standstill, the lenders are permitted to foreclose on the collateral securing the Term Loan Facility. These defaults create additional uncertainty associated with the Company’s ability to repay its outstanding debt obligations as they become due and raise substantial doubt about its ability to continue as a going concern.

Additionally, the Company has elected to exercise its right to a grace period with respect to a $15.3 million interest payment under its Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits the Company 30 days to make such interest payment before an event of default occurs. The Company believes it is in the best interests of its stakeholders to actively address the Company’s debt and capital structure and intends to continue discussions with its creditors and their respective professionals during the 30-day grace period. If the Company fails to pay the interest payment during the 30-day grace period and does not obtain a waiver for the interest payment, an event of default would exist under the Term Loan Facility and the lenders under the Term Loan Facility would be able to accelerate the debt. However, the lenders would not be able to foreclose on the collateral securing the Term Loan Facility until after the expiration of the 180-day standstill. If the Company continues to fail to pay the interest payment, such failure could constitute a cross default under certain of the Company’s other indebtedness. If the indebtedness under the Term Loan Facility or any of the Company’s other indebtedness is accelerated, the Company may have to file for bankruptcy.

The Company is currently engaged in discussions with the lenders under its Term Loan Facility regarding a waiver or forbearance with respect to the event of default that may occur upon the expiration of the 30-day grace period with respect to the April 21, 2015 interest payment.

In order to increase the Company’s liquidity to levels sufficient to meet the Company’s commitments, the Company is currently pursuing or considering a number of actions including: (i) actively managing the Company’s debt capital structure through a number of alternatives, including debt repurchases, debt-for-debt exchanges, debt-for-equity exchanges and secured financing, (ii) in- and out-of-court restructuring, (iii) minimizing the Company’s capital expenditures, (iv) obtaining waivers or amendments from the Company’s lenders, (v) effectively managing the Company’s working capital and (vi) improving the Company’s cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the uncertainties as discussed above.

4.Significant Accounting Policies

Basis of Presentation

The Company presents its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying condensed consolidated financial statements include Sabine and its wholly owned subsidiaries. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of the Company at March 31, 2015, and the results of its operations and its cash flows for the periods presented. Interim results are not necessarily indicative of expected future results because of various factors including the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on the Company’s revenues and the fair values of its derivative instruments.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2015 financial statement presentation.

Sabine O&G is considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial information of Sabine Oil & Gas Corporation included in this Quarterly Report on Form 10-Q which cover periods prior to the completion of the Combination, reflect the assets, liabilities and operations of Sabine O&G, the accounting predecessor to Sabine Oil & Gas Corporation, and do not reflect the assets, liabilities and operations of Sabine Oil & Gas Corporation. The assets acquired and liabilities assumed in the Combination were recognized in the condensed consolidated balance sheet at their preliminary fair value as of December 16, 2014 and the operating results of the acquired properties are included in the condensed consolidated financial statements for the period beginning thereafter. See Note 7 for details of the Combination.

For a more complete understanding of the Company’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of the Company, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Oil and Natural Gas Properties and Equipment

For the three months ended March 31, 2015, the Company recognized an impairment of $236.5 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. For the three months ended March 31, 2014, the Company did not recognize an impairment for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended March 31, 2015 and 2014 were $3.88 and $3.99, respectively, for natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended March 31, 2015 and 2014 were $82.72 and $98.30, respectively, for oil.

The Company’s depletion expense on oil and natural gas properties is calculated each quarter utilizing period end proved reserve quantities. The Company recorded $53.2 million and $39.3 million of depletion on oil and natural gas properties for the three months ended March 31, 2015 and 2014, respectively. As a rate of production, depletion was $1.94 per Mcfe and $2.37 per Mcfe for the three months ended March 31, 2015 and 2014, respectively.

Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments. The Company’s derivative instruments are reported at fair value based on Level 2 fair value methodologies. The New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes are carried at nominal value, net of unamortized discount. See Note 13 for fair value measurements related to these instruments.

Use of Estimates

The preparation of the condensed consolidated financial statements for the Company in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s condensed consolidated financial statements are based on a number of significant estimates, including acquisition purchase price allocations, fair value of derivative instruments, oil, natural gas liquids and natural gas reserve quantities that are the basis for the calculation of DD&A and impairment of oil, natural gas liquids and natural gas properties, and timing and costs associated with its asset retirement obligations.

Earnings (Loss) per Share

No potential common shares are included in the computation of any diluted per share amount when a net loss exists because they would be deemed antidilutive, as was the case for the three months ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption. On April 1, 2015, the FASB approved proposing a one year deferral for implementation and giving companies the option to early adopt based on the original effective dates.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015. The Company intends to adopt ASU 2015-03 in the annual period ended December 31, 2015.

5.Significant Customers

During the three months ended March 31, 2015, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. Purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC and Laclede Energy accounted for approximately 22%,  15% and 12% of oil, natural gas liquids and natural gas sales, respectively. During the three months ended March 31, 2014, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. Purchases by Enbridge Pipeline (East Texas) LP, Eastex Crude Company and Laclede Energy accounted for approximately 15%,  14% and 10% of oil, natural gas liquids and natural gas sales, respectively.

6.Income Taxes
Effective Tax Rate

For the three months ended March 31, 2015, we recorded no income tax expense, resulting in an effective tax rate of 0%.  The significant difference between our effective tax rate and federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax asset in excess of deferred tax liabilities.  For year ended December 31, 2014, the effective tax rate of (11.99)% differs from the federal statutory rate of 35% due to earnings prior to the corporate merger that are not subject to corporate income tax, recording the initial book and tax basis differences associated with the change in tax status, state income taxes and impairment of non-deductible goodwill.

Immaterial Misstatement of Deferred Tax Assets and Liabilities

As discussed in Note 2, the Company has adjusted the Consolidated Balance Sheet as of December 31, 2014 to adjust for an error in the classification of the current deferred tax liabilities and non-current deferred tax assets resulting from the deferred tax liabilities associated with the 2019 Notes and 2020 Notes which were presented as current as of December 31, 2014, and the effects of adjusting the allocation of the stepped-up basis in certain assets relating to the effects of the Combination. The deferred taxes related to the net operating loss carry forwards and valuation allowance was also adjusted to $180 million and $345 million, respectively.  The effects of this misstatement on previously issued disclosures are corrected below. There is no effect to the income statement as a result of this misstatement.

Net Deferred Tax Assets and Liabilities

The components of net deferred tax assets and liabilities at December 31, 2014 are as follows:

Year Ended
December 31, 2014
(In Thousands)
Deferred tax assets:
Property and equipment	$279,955
Goodwill	9,302
Net operating loss carryforwards	180,134
Other	48,372
Total gross deferred tax assets	$517,763
Less valuation allowance	(344,740)
Net deferred tax assets	$173,023

Deferred tax liabilities:
Unrealized gains on derivative instruments, net	$(27,766)
Long-term liabilities	(143,259)
Other	(1,998)
Total gross deferred tax liabilities	$(173,023)

Net deferred tax assets	$—

Current deferred tax assets (liabilities)	$(117,662)
Non-current deferred tax assets (liabilities)	117,662
Net deferred tax assets (liabilities)	$—

Net Operating Loss

U.S. federal net operating loss carryforwards (“NOLs”) at December 31, 2014 were adjusted to be approximately $515 million, of which $483 million is subject to limitation under Section 382 of the Internal Revenue Code. The Company increased the NOL by $402 million because there is more likelihood the NOL can be utilized. The NOL balance excludes those NOLs that the Company believes the likelihood of utilization to be remote as a result of limitations imposed under Section 382 of the Internal Revenue Code. The NOLs are scheduled to expire in 2019 and 2020 and the remaining will expire after 2034. Additional analysis of the IRC 382 limitations will be done upon filing of the corporate income tax return and could result in a change to the value of the NOLs.

Valuation Allowance

A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company believes it is more likely than not that the overall deferred tax asset will not be realized. At December 31, 2014, the Company recorded  a valuation allowance of $345 million, which is the amount of deferred tax assets that exceed deferred tax liabilities, and are more likely than not that will not be realized.

7.Property Acquisitions and Divestitures

The results of the Combination and the acquisitions described below are included in the accompanying Condensed Consolidated Statements of Operations since each acquisition’s respective close date.

On December 16, 2014, the Legacy Sabine Investors contributed the equity interests in Sabine O&G to Sabine Oil & Gas Corporation, which was then known as “Forest Oil Corporation.” In exchange for this contribution, the Legacy Sabine Investors received shares of Sabine common stock and Sabine Series A preferred stock, collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine. Immediately following the contribution, Sabine O&G and related holding companies merged into Forest Oil Corporation (“Forest”), with Forest Oil Corporation surviving the mergers. Holders of Forest common stock immediately prior to the closing of the Combination continued to hold their common stock following the closing, which immediately following the closing represented approximately a 26.5% economic interest in Sabine and 60% of the total voting power in Sabine. On December 19, 2014, Forest Oil Corporation changed its name to “Sabine Oil & Gas Corporation.” Sabine O&G was the accounting acquirer in the Combination. The business purpose for the Combination was to combine Forest and Sabine O&G’s complementary asset portfolios to create a larger company that would benefit from drilling optimization and economies of scale.

All assets and liabilities including oil and gas properties were recorded at their fair value. In determining the fair value of the oil and gas properties, the Company prepared estimates of oil and natural gas reserves. The Company used estimated future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by management to calculate fair value of assets acquired and liabilities assumed. The Company may record purchase price adjustments as a result of changes in such estimates. No material adjustments have been recorded as of March 31, 2015.

Total pro forma impact of the Combination was an increase to “Total revenues” on the Condensed Consolidated Statement of Operations of $55.9 million for the three months ended March 31, 2014, and an increase to “Net loss” on the Condensed Consolidated Statement of Operations of $6.7 million for the three months ended March 31, 2014.

8.Debt
Senior Notes

2017 Notes

The Company and the Company’s subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, have $350 million in 9.75% senior unsecured notes due 2017 (the “2017 Notes”) currently outstanding. The 2017 Notes are unsecured obligations that bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $1.2 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto. Due to the amortization of the discount, the effective interest rate on the 2017 Notes as of March 31, 2015 was 10.33%.

2019 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $268.9 million and $284.9 million at March 31, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2019 Notes for the three months ended March 31, 2015 was 18.31%.

On February 25, 2015, the Company received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes.

2020 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $111.7 million and $116.9 million at March 31, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2020 Notes for the three months ended March 31, 2015 was 16.72%.

On April 30, 2015, the Company received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2020 Notes.

The New Revolving Credit Facility

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

The New Revolving Credit Facility matures on the New Revolving Credit Facility Maturity Date.

The borrowing base is subject to redeterminations by the lenders semi-annually, each April 1 and October 1, beginning April 1, 2015 or such later time as the Company may agree upon request of the administrative agent, or as the majority lenders may agree upon the request of the Company. The Company and the lenders comprising two-thirds of the lenders as measured by exposure may each request two unscheduled borrowing base redeterminations during any 12-month period. The borrowing base under the New Revolving Credit Facility could increase or decrease in connection with a redetermination with increases being subject to the approval of all lenders and decreases (and redeterminations maintaining the borrowing base) being subject to the approval of two-thirds of the lenders as measured by exposure. The borrowing base is also subject to reduction as a result of certain issuances of additional debt, certain asset sales, cancellation of certain hedging positions or lack of sufficient title information. In the event of a reduction of the borrowing base, the Company would be required to repay outstanding exposure under the New Revolving Credit Facility in excess of the new borrowing base in one payment or six equal monthly installments and/or provide additional mortgages over oil and gas properties to support a larger borrowing base, at the Company’s option.

On December 16, 2014, the Company borrowed $750.8 million under the New Revolving Credit Facility, which included the refinancing of Sabine’s former revolving credit facility of $619 million and Forest’s revolving credit agreement of $105 million. During the three months ended March 31, 2015, the Company borrowed approximately $426 million under the New Revolving Credit Facility.

The Company’s borrowing base under its New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in the Company’s borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million, commencing May 27, 2015.

Loans under the New Revolving Credit Facility bear interest at the Company’s option at either:

•

the sum of (1) the Alternate Base Rate, which is defined as the highest of (a) Wells Fargo Bank, National Association’s prime rate; (b) the federal funds effective rate plus 0.50%; or (c) the Eurodollar Rate (as defined in the New Revolving Credit Facility) for a one-month interest period plus 1% and (2) a margin varying from 0.50% to 1.50% depending on the Company’s most recent borrowing base utilization percentage (the “Revolving Base Rate”); or

•

the Eurodollar Rate plus a margin varying from 1.50% to 2.50% depending on the Company’s most recent borrowing base utilization percentage. Beginning May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the loans under the New Revolving Credit Facility will bear interest at the Revolving Base Rate.

As of March 31, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility totaled approximately $971 million and $545 million, respectively. Additionally, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility had a weighted average interest rate of 2.6% and 2.3% for the three months ended March 31, 2015 and 2014, respectively.

The unused portion of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50% per annum depending on the Company’s most recent borrowing base utilization percentage.

The New Revolving Credit Facility also provides for certain representations and warranties, events of default, affirmative covenants and negative covenants customary for transactions of this type, including a financial maintenance covenant in the form of a first lien secured leverage ratio not to exceed 3.0 to 1.0, of which the covenant is effective March 31, 2015. The Company was in compliance with such covenant as of March 31, 2015.  The New Revolving Credit Facility also contains certain other covenants, including restrictions on additional indebtedness and dividends. See footnote 3 above for a description of current defaults and anticipated events of default under the New Revolving Credit Facility and the Forbearance Agreement recently entered into with respect to the New Revolving Credit Facility.

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

As of March 31, 2015, the total outstanding principal amount of the Company’s long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and as of March 31, 2015, no extensions of credit are available under the New Revolving Credit Facility, reflecting that approximately $29 million of outstanding letters of credit had been made under the New Revolving Credit Facility.

Term Loan Facility

The Company has a $700 million second lien term loan agreement (“Term Loan Facility”) with a maturity date of December 31, 2018 (provided that if the 2017 Senior Notes are not refinanced to mature at least 91 days thereafter, the maturity date shall be 91 days prior to the February 15, 2017 maturity date of the 2017 Senior Notes).

Loans under the Term Loan Facility bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”).  Any time an interest period for loans expires during an event of default under the Term Loan

Facility, such loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three months ended March 31, 2015 and 2014 was 8.8%.

All of the Company’s restricted subsidiaries that guarantee its New Revolving Credit Facility have guaranteed the Term Loan Facility.  The obligations under the Term Loan Facility are secured by the same collateral that secures the New Revolving Credit Facility, but the liens securing such obligations are second priority liens to the liens securing the New Revolving Credit Facility.

The Term Loan Facility provides for certain representations and warranties, events of default, affirmative covenants and negative covenants customary for transactions of this type, including restrictions on additional indebtedness and dividends. The Term Loan Facility provides that all obligations thereunder, subject to certain terms and exceptions, be jointly and severally guaranteed by the guarantors described therein. See footnote 3 above for a description of current defaults and anticipated events of default under the Term Loan Facility.

9.Shareholders’ (Deficit) Equity
Common Stock

Prior to the Combination, Sabine O&G was authorized to issue one class of units to be designated as “Common Units”. The units were not represented by certificates. All Common Units were issued at a price equal to $1,000 per unit.

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

Additionally, approximately 16.9 million shares and approximately 0.7 million shares of service-based restricted stock were awarded subsequent to the consummation of the Combination in 2014 and in the three months ended March 31, 2015, respectively. Refer to Note 10.

At March 31, 2015, the Company had 650.0 million Common Shares, par value $0.10 per share, authorized and 201.0 million shares issued and outstanding.

Earnings per share and share information presented in the condensed consolidated financial statements for periods prior to December 16, 2014 are based on the Company’s common shares calculated by multiplying the number of Sabine O&G’s units outstanding at the end of each period using an exchange ratio as derived from the agreement governing the Combination. The Company retroactively adjusted its Statement of Shareholders’ (Deficit) Equity at the end of each period using an exchange ratio as derived from the agreement governing the Combination to reflect the legal capital of the accounting acquiree. Beginning on December 16, 2014 common shares are presented for the combined company.

Preferred Stock

On December 16, 2014, in connection with the Combination, certain indirect equity holders of Sabine O&G received 2.5 million Series A Preferred Shares.

The Series A Preferred Shares are convertible into Sabine Common Shares at the option of Legacy Sabine Investors if (1) the Legacy Sabine Investors are able to convert a portion of the Series A Preferred Shares into Common Shares and, as a result of such conversion, would not, together with affiliates, hold more than 50% of the Company’s voting power and (2) Sabine’s board of directors (the “Board”) approves such conversion (such approval not to be unreasonably withheld). In addition, Series A Preferred Shares will convert automatically if the Legacy Sabine Investors transfer such shares to a third party and such third party would not, together with its affiliates, hold more than 50% of the Company’s voting power upon receipt of such shares as voting securities.

The Series A Preferred Shares are non-voting. Initially, in connection with a conversion of Series A Preferred Shares into Common Shares as described in the preceding paragraph, each Series A Preferred Share will be convertible into 100 Common Shares.

At March 31, 2015, the Company had 10.0 million Series A Preferred Shares, par value $0.01, authorized and 2.5 million shares issued and outstanding.

Incentive Units

The Incentive Units were issued pursuant to the Combination in exchange for Incentive Units that were outstanding prior to the Combination, and were amended in connection with the closing of the Combination. The Incentive Units that were outstanding prior to the Combination were not a substantive class of equity and participated only upon liquidation events meeting certain requisite financial thresholds which were not considered probable, and, as such, were considered to be liability-based awards with no fair value recognized as of December 31, 2013. As amended, the Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares).  As such, the Incentive Units as amended in connection with the Combination were considered to be equity-based awards with a grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite derived service period. The compensation expense recognized during the three months ended March 31, 2015 was approximately $0.1 million.

10.Stock-Based Compensation
Description of plan

In November 2014, the Company adopted the 2014 LTIP under which nonstatutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to employees, directors and consultants of the Company. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 20 million shares. On December 16, 2014, in connection with the closing of the Combination, subject to the approval of the Sabine shareholders, the board of directors of Sabine voted to amend the 2014 LTIP to increase the total number of Common Shares reserved for issuance in connection with awards under the 2014 LTIP from 20 million to 40 million, effective as of the date of such shareholder approval. As of March 31, 2015, the Company had 2.5 million shares available for issuance under the 2014 LTIP.

Restricted stock

The following table summarizes the restricted stock activity in the 2014 LTIP for the three months ended March 31, 2015.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date Fair	for Future Issuance
	Shares	Value	under 2014 LTIP
Unvested at December 31, 2014	13,923,230	$0.34	3,205,597
Awarded	719,132	0.10	(719,132)
Vested	—	—	—
Forfeited	(36,604)	0.34	36,604
Unvested at March 31, 2015	14,605,758	0.33	2,523,069

The grant date fair value of restricted stock is determined by averaging the high and low stock price of a share of Sabine common stock as published by the OTC Bulletin Board on the date of grant. Of the unvested restricted stock as of March 31, 2015,  12,656,732 shares vest as follows: (i) two-thirds will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third will vest in full on the fourth anniversary of the date of grant; 1,149,026 shares vest ratably over three years; and 800,000 shares vest ratably over four years. Restricted stock may vest earlier upon a qualifying disability, death, certain involuntary terminations, or a change in control of the Company in accordance with the terms of the underlying agreement.

Compensation costs

Stock compensation expense associated with restricted stock awards for the three months ended March 31, 2015 was $0.3 million, and is included in “General and administrative expenses” on the Company’s Condensed Consolidated Statement of Operations.

11.Statement of Cash Flows

During the three months ended March 31, 2015, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of March 31, 2015 were $76.4 million.

During the three months ended March 31, 2014, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of March 31, 2014 were $111.6 million.

The Company paid $42.8 million and $31.8 million for interest during the three months ended March 31, 2015 and 2014, respectively, net of capitalized interest.

12.Derivative Financial Instruments

Throughout the three months ended March 31, 2015, the Company has executed derivative contracts as market conditions allowed in order to economically hedge anticipated future cash flows from oil and natural gas producing activities. These include both oil and natural gas fixed-price swap agreements covering certain portions of anticipated 2016 and 2017 production volumes. The Company executed option contracts including written oil call agreements, as well as purchased oil put agreements, covering certain portions of anticipated 2016 oil production. No material premiums were recognized as a result of these option agreements. None of the fixed-price swap or option contracts were designated for hedge accounting, with all mark-to-market changes in fair value recognized currently in earnings. See the table below for specific volume, timing, and pricing details regarding Sabine’s outstanding trade positions.

Additionally, prior to the three months ended March 31, 2015, the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2015 through 2016. No material premiums were recognized as a result of these option agreements. Sabine has sold a swaption agreement allowing the counterparty the option to execute a fixed price swap agreement at a contracted price on contracted volumes before an expiration date. Sabine’s sold swaption contract expires at December 31, 2015. The net unamortized premium included in short-term derivative liabilities is $3.5 million at March 31, 2015.  No unamortized premium remained in long-term derivative liabilities at March 31, 2015. See the table below for specific volume, timing, and pricing details regarding Sabine’s derivative positions.

Throughout the three months ended March 31, 2014,  the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2014 through 2016, for which a net premium was recognized.  In March 2014, Sabine restructured certain sold call contracts for which the Company had previously recognized a premium liability related to 2015 volumes. As a result of this restructuring, the Company released $4.4 million of premium liability into earnings, recognized in “Gain (loss) on derivative instruments” on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

The following swaps and options were outstanding with associated notional volumes and contracted swap, floor, and ceiling prices that represent hedge weighted average prices for the index specified as of March 31, 2015:

Natural Gas
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)
2015	Collar	2,750,000	$—	$—	$4.10	$4.30
2015	Swap	28,875,000	$4.15	$—	$—	$—
2015	Swap with sub floor	28,325,000	$4.15	$3.51	$—	$—
2016	Swap	24,522,000	$3.26	$—	$—	$—
2016	Sold call	21,960,000	$—	$—	$—	$5.00

Oil
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(Bbl)	($/Bbl)
2015	Swap	1,660,050	$89.90	$—	$—	$—
2015	Swap with sub floor	255,750	$89.50	$73.47	$—	$—
2016	Swap	640,500	$63.62	$—	$—	$—
2016	Collar	366,000	$—	$—	$60.00	$68.05
2016	Swaption	366,000	$98.00	$—	$—	$—
2017	Swap	547,500	$64.80	$—	$—	$—

Subsequent to March 31, 2015 through May 11, 2015, Sabine has not entered into additional derivative contracts.

The table below presents the Company’s “Gain (loss) on derivative instruments” located in Other income (expenses) in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2015	2014

Gain (loss) on derivative instruments	$36,124	$(22,126)

Sabine received $46.0 million and paid $7.3 million on settlements of derivatives in three months ended March 31, 2015 and 2014, respectively.

Sabine’s derivative contracts are executed with counterparties under certain master netting agreements that allow the Company to offset assets due from, and liabilities due to, the counterparties. The table below presents the carrying value of Sabine’s derivative assets and liabilities both before and after the impact of such netting agreements in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	Derivative Assets
		March 31,	December 31,
		2015	2014
		(in thousands)
		Fair Value
Current assets	Derivative Instruments	$168,289	$191,765
Current liabilities (1)	Derivative Instruments	—	—
Total current asset fair value		$168,289	191,765

Other assets	Derivative Instruments	9,612	—
Long-term liabilities (1)	Derivative Instruments	—	—
Total long-term asset fair value		9,612	—

Less: Counterparty set-off		(30,709)	(31,548)
Total derivative asset net fair value		$147,192	$160,217

	Derivative Liabilities
		March 31,	December 31,
		2015	2014
		(in thousands)
		Fair Value
Current liabilities	Derivative Instruments	$(3,500)	$(4,645)
Current assets (1)	Derivative Instruments	(29,291)	(31,548)
Total current liability fair value		(32,791)	(36,193)

Long-term liabilities	Derivative Instruments	(248)	(2,269)
Other assets (1)	Derivative Instruments	(1,418)	—
Total long-term liability fair value		(1,666)	(2,269)

Less: Counterparty set-off		30,709	31,548
Total derivative liability net fair value		$(3,748)	$(6,914)

(1)	Impact of counterparty right of set-off for derivative instruments subject to certain master netting agreements.

At March 31, 2015, and December 31, 2014,  none of the Company’s outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to Sabine upon any change in the Company’s credit ratings.

13.Fair Value Measurements

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements
	(in millions)
	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Derivative Assets	$—	$177.9	$—	$177.9
Derivative Liabilities	—	(34.5)	—	(34.5)
Total	$—	$143.4	$—	$143.4

	Recurring Fair Value Measurements
	(in millions)
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative Assets	$—	$191.8	$—	$191.8
Derivative Liabilities	—	(38.5)	—	(38.5)
Total	$—	$153.3	$—	$153.3

The observable data includes the forward curve for commodity prices and interest rates based on quoted markets prices and prospective volatility factors related to changes in commodity prices, as well as the impact of the Company’s non‑performance risk as well as the non-performance risk of its counterparties which is derived using credit default swap values.

The Company measures fair value of its long-term debt based on a Level 2 methodology using quoted market prices which include consideration of the Company’s credit risk. The following table outlines the fair value of the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)
New Revolving Credit Facility
Carrying Value	$970,987	$545,000
Fair Value	$897,862	$512,414

Term Loan Facility
Carrying Value, net of discount	$697,328	$696,916
Fair Value	$343,002	$653,798

2017 Senior Notes
Carrying Value, net of discount	$348,826	$348,669
Fair Value	$63,875	$190,400

2019 Senior Notes
Carrying Value, net of discount	$309,037	$293,064
Fair Value	$92,466	$184,932

2020 Senior Notes
Carrying Value, net of discount	$110,351	$105,234
Fair Value	$35,674	$73,311

Sabine utilizes fair value on a non-recurring basis to perform impairment tests as required on the Company’s inventory and property, plant and equipment. For the three months ended March 31, 2015 and 2014, the Company recorded no impairment charges for gas gathering and processing equipment. For the three months ended March 31, 2015 and 2014, Sabine had no material impairment charges related to the write-down of carrying value of certain sizes of casing inventory. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition (Note 7). The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified as Level 3. Additionally, the Company uses fair value to determine the inception value of the Company’s asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified as Level 3.

14.Commitments and Contingencies

Legal and Regulatory

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued when probable and reasonably estimable based on the Company’s best estimate of the potential loss. The Company has recognized $27.7 million and $27.4 million of accrued liabilities in relation to legal proceedings which is classified within “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. Additionally, as of March 31, 2015 and December 31, 2014, the Company had AROs of approximately $49.4 million and $48.8 million attributable to the plugging of abandoned wells. There have been no updates to significant legal cases in the three months ended March 31, 2015 other than that on May 1, 2015 the Texas Supreme Court requested full briefing on the merits of Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015. On May 1, 2015, the Texas Supreme Court requested full briefing on the merits.

Stourbridge Investments, LLC v. Forest Oil Corporation, et al., Raul v. Carroll, et al., Rothenberg v. Forest Oil Corporation, et al., Gawlikowski v. Forest Oil Corporation, et al., Edwards v. Carroll, et al., Jabri v. Forest Oil Corporation, et al., Olinatz v. Forest Oil Corporation, et al.

Following the May 6, 2014 announcement of the proposed Combination, six putative class action lawsuits were filed by Forest Oil shareholder in the Supreme Court of the State of New York, County of New York, alleging breaches of fiduciary duty by the directors of Forest Oil and aiding and abetting of those breaches of fiduciary duty by Sabine entities in connection with the proposed Combination. By order dated July 8, 2014, the six New York cases were consolidated for all purposes under the caption In re Forest Oil Corporation Shareholder Litigation, Index No. 651418/2014.  On July 17, 2014, plaintiffs in the consolidated New York action filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint seeks to certify a plaintiff class consisting of all holders of Forest Oil common stock other than the defendants and their affiliates. The defendants named in these actions include the directors of Forest Oil (Patrick R. McDonald, James H. Lee, Dod A. Fraser, James D. Lightner, Loren K. Carroll, Richard J. Carty, and Raymond I. Wilcox), as well as Sabine and certain of its affiliates (specifically, Sabine Oil & Gas LLC, Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, and Sabine Oil & Gas Holdings II LLC).  The Consolidated Complaint also purports to identify FR XI Onshore AIV, L.L.C. as a defendant, but no causes of action are alleged against that entity.

The Consolidated Complaint alleges that the proposed Combination arises out of a series of unlawful actions by the board of directors of Forest Oil seeking to ensure that Sabine and affiliates of First Reserve Corporation (“First Reserve”) acquire the assets of, and take control over, Forest Oil through an alleged “three-step merger transaction” that allegedly does not represent a value-maximizing transaction for the shareholders of Forest Oil. The Consolidated Complaint also complains that the proposed Combination has been improperly restructured to require only a majority vote of current Forest Oil shareholders to approve the Combination with Sabine, rather than a two-thirds majority as would have been required under the original transaction structure.  The Consolidated Complaint additionally alleges that members of Forest Oil’s board, as well as Forest Oil’s financial adviser for the proposed Combination, are subject to conflicts of interest that compromise their loyalty to Forest Oil’s shareholders, that the defendants have improperly sought to “lock up” the proposed Combination with certain inappropriate “deal protection devices” that impede Forest Oil from pursuing superior potential transactions with other bidders.

The Consolidated Complaint asserts causes of action against the directors of Forest Oil for breaches of fiduciary duty and violations of the New York Business Corporation Law, as well as a cause of action against the Sabine defendants for aiding and abetting the directors’ breaches of duty and violations of law, and it seeks preliminary and permanent injunctive relief to enjoin consummation of the proposed Combination or, in the alternative, rescission and/or rescissory and other damages in the event that the proposed Combination is consummated before the lawsuit is resolved.

In addition to these New York proceedings, one putative class action lawsuit has been filed by Forest Oil shareholders in the United States District Court for the District of Colorado. That action, captioned Olinatz v. Forest Oil Corp., No. 1:14-cv-01409-MSK-CBS, was commenced on May 19, 2014, and plaintiffs filed an Amended Complaint (the “Olinatz Complaint”) on June 13, 2014. The Olinatz Complaint also alleges breaches of fiduciary duty by the directors of Forest Oil and aiding and abetting of those breaches of fiduciary duty by the Sabine defendants in connection with the proposed Combination, as well as related claims alleging violations of Section 14 (a) and 20 (a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder, in connection with alleged misstatements in a Form S-4 Registration Statement filed by Forest Oil on May 29, 2014, which recommends that Forest Oil shareholders approve the proposed Combination. The Olinatz Complaint names as defendants Forest Oil and certain of its affiliates (specifically, Forest Oil Corporation, New Forest Oil Inc., and Forest Oil Merger Sub Inc.), the directors of Forest Oil (Patrick R. McDonald, James H. Lee, Dod A. Fraser, James D. Lightner, Loren K. Carroll, Richard J. Carty, and Raymond I. Wilcox), and Sabine and certain of its affiliates (specifically, Sabine Oil & Gas LLC, Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, and Sabine Oil & Gas Holdings II LLC), and seeks preliminary and permanent injunctive relief to enjoin consummation of the proposed Combination or, in the alternative, rescission in the event the proposed Combination is consummated before the lawsuit is resolved, as well as imposition of a constructive trust on any alleged benefits improperly received by defendants.

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

On March 13, 2015, plaintiffs informed Sabine that they believed Sabine had materially violated the terms of the memorandum of understanding by (i) failing to replace or create a mechanism to replace an independent director who resigned from the board of directors in January of 2015, and (ii) making changes to the terms of the merger agreement that were not necessary or required to facilitate the consummation of the proposed transaction without first disclosing and permitting shareholders to vote on the changes. Sabine disagrees with plaintiffs’ position and believes it has fully complied with the memorandum of understanding. In an attempt to facilitate a resolution, however, Sabine offered to: (i) appoint an independent director if an additional director was added to the Board of Directors (bringing the total number of directors eight) in the next twelve months, and (ii) remove or waive the “Reincorporation Penalty” provision.  Plaintiffs accepted the offer on April 22, 2015, contingent upon the Parties’ reaching agreement on a stipulation of settlement, which they are presently negotiating.

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

Wilmington Savings Fund Society, FSB v. Forest Oil Corporation

On February 26, 2015, we were served with a complaint concerning the indenture governing our 2019 Notes. The complaint is pending in the Supreme Court of the State of New York and generally alleges that certain events of default occurred with respect to the 2019 Notes due to the business combination between Forest Oil Corporation and Sabine Oil & Gas LLC. We also received a notice of default and acceleration from the trustee with respect to the 2019 Notes containing similar allegations. If we are not successful in our defense of this complaint, we may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes, and if the court determines we are in default under the indenture governing the 2019 Notes, a cross-default and acceleration under our other debt agreements may result. Sabine filed its Answer to the complaint on April 17, 2015. We believe these allegations against us are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. However, we are unable to predict the outcome of such matter, and the proceedings may have a negative impact on our liquidity, financial condition and results of operations.

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

Drilling and Completion

At March 31, 2015, Sabine had one drilling rig under contract which expires in 2016 and two drilling rigs under contracts which expire in 2018. As of March 31, 2015 total future commitments relating to the Company’s secured rig and servicing contracts were $57.4 million over the next three years.

Furthermore, the Company has a Committed Oilfield Services Agreement (the “Services Agreement”) with Nabors, which commits to Nabors service contracts with revenues of no less than 20% and 75% of certain of the Company’s gross spend on hydraulic fracturing services and drilling and directional services, respectively, through December 13, 2016. If at any yearly anniversary of the execution of the Services Agreement, Sabine has failed to meet the revenue commitment for the previous 12-month period and Nabors has complied with its service obligations under the Services Agreement, the Company may be required to pay Nabors an amount equal to the revenue commitment shortfall multiplied by 40%.  No revenue commitment shortfall liability was recorded as of December 31, 2014 for the annual period ended December 13, 2014 under the Services Agreement. For the annual period ended December 13, 2013, the Company recognized a revenue commitment shortfall liability amount due to Nabors of $1.7 million which was paid in January 2014 pursuant to the terms of the Services Agreement.

As part of Sabine’s ongoing operations, since inception the Company has contracted with affiliates of Nabors to secure drilling rigs and other services for the oil and natural gas well activity the Company has undertaken. The Company recognized a liability in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 of $11.1 million and $11.8 million, respectively, for these services which are reflected in “Accounts payable – trade” and “Accrued exploration and development” balances in the Condensed Consolidated Balance Sheets.

Other Commitments

The Company’s borrowing base under its New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. Since the Company’s New Revolving Credit Facility is fully drawn, the decrease in the Company’s borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million.

Additionally, the Company has elected to exercise its right to a grace period with respect to a $15.3 million interest payment under its Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits the Company 30 days to make such interest payment before an event of default occurs. The Company believes it is in the best interests of its stakeholders to actively address the Company’s debt and capital structure and intends to continue discussions with its creditors and their respective professionals during the 30-day grace period. If the Company fails to pay the interest payment during the 30-day grace period and does not obtain a waiver for the interest payment, an event of default would exist under the Term Loan Facility and the lenders under the Term Loan Facility would be able to accelerate the debt. However, the lenders would not be able to foreclose on the collateral securing the Term Loan Facility until after the expiration of the 180-day standstill. If the Company continues to fail to pay the interest payment, such failure could constitute a cross default under certain of the Company’s other indebtedness. If the indebtedness under the Term Loan Facility or any of the Company’s other indebtedness is accelerated, the Company may have to file for bankruptcy.

The Company is currently engaged in discussion with the lenders under its Term Loan Facility regarding a waiver or forbearance with respect to any event of default that may occur upon the expiration of the 30-day grace period with respect to the April 21, 2015 interest payment.

The Company has operating commitments which consist of committed production and development activities. The gas and condensate gathering agreements for the transportation and processing of natural gas and condensate cover certain properties with contractually obligated annual minimum volume commitments of gas and condensate. Under the terms of the agreements, the Company is required to make deficiency payments for any shortfalls in delivering the minimum volumes under these commitments and the Company recognizes shortfalls on a quarterly basis. The Company recognized $0.7 million in the three months ended March 31, 2015 under these commitments. No shortfalls were recognized for the three months ended March 31, 2014 under these commitments. The drilling commitment requires an annual minimum of one well be drilled each year through May 2, 2017. Under the terms of the agreement, the Company is required to purchase the associated gathering facilities should this commitment not be met.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

In March 2015, the Company awarded cash bonuses and performance awards (collectively the “Performance Awards”) under the 2014 LTIP to employees and non-employee directors of the Company. As of March 31, 2015, approximately $3.3 million was accrued in “Accrued operating expenses and other” on the Condensed Consolidated Balance Sheets. Additionally, an aggregate of approximately $16.6 million of future commitments are expected to be paid quarterly under the Performance Awards through June 30, 2016 based on continued employment and the achievement of pre-established performance goals.

There have been no other material changes to commitments and contingencies in the three months ended March 31, 2015.

 Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report and in the Annual Report on Form 10-K. The following discussion contains “forward- looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from expectations include changes in oil and natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this report and in the Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

As of March 31, 2015, we held interests in approximately 286,500 gross (227,400 net) acres in East Texas, 87,800 gross (56,900 net) acres in South Texas and 51,400 gross (29,100 net) acres in North Texas. As of March 31, 2015, we were the operator on 89%, 99% and 99% of our net acreage positions in East Texas, South Texas and North Texas, respectively.

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

Source of Revenues

We derive substantially all of our revenue from the sale of oil, NGLs and natural gas that are produced from our interests in properties located onshore in the United States. Oil and natural gas prices are inherently volatile and are influenced by many factors outside of our control. Oil and natural gas prices decreased significantly in the second half of 2014 and have remained low throughout the first and second quarters of 2015. If commodity prices remain at current levels, we expect significantly lower revenues and operating cash flows compared to historical results.

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

As a full cost method of accounting company, we capitalize general and administrative expenses that are directly attributable to our oil and natural gas activities. We capitalized $3.5 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively.

•

Depletion, depreciation and amortization. This includes the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with acquisition, exploration, development and related efforts and deplete these costs using the units-of-production method.

•

Impairments. We evaluate the impairment of proved oil and natural gas properties on a full cost basis. Property impairment charges result from application of the ceiling test under the full cost accounting rules, which we are required to calculate on a quarterly basis. The ceiling test requires that a non-cash impairment charge be taken to reduce the carrying value of oil and natural gas properties if the carrying value exceeds a defined cost-center ceiling. Because current commodity prices, and related calculations of the discounted present value of reserves, are significant factors in the full cost ceiling test, impairment charges may result from declines in oil, NGLs and natural gas prices. For the three months ended March 31, 2015, we recorded a $236.5 million non-cash impairment charge as a result of the full cost ceiling limitation. For the three months ended March 31, 2014, the Company did not recognize an impairment for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation.

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

We evaluate gas gathering and processing equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charge for gas gathering and processing equipment was recorded in the three months ended March 31, 2015 and 2014.

•

Interest. During the periods presented, we have historically financed a portion of our working capital requirements and acquisitions with borrowings under the Former Revolving Credit Facility, the New Revolving Credit Facility and the Term Loan Facility. As a result, we incurred interest expense that was affected by the level of drilling, completion and acquisition activities, as well as fluctuations in interest rates and our financing decisions. We also incurred interest expense on our 2017 Notes, and, for the period following the completion of the Combination on December 16, 2014, the 2019 Notes and 2020 Notes. As of March 31, 2015, the total outstanding principal amount of our long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, which will continue to expose us to interest rates. As of March 31, 2015, no extensions of credit are available under the New Revolving Credit Facility. We will likely continue to incur significant interest expense as we continue to grow. To date, we have not entered into any interest rate hedging arrangements to mitigate the effects of interest rate changes. Additionally, we capitalized $1.3 million and $1.9 million of interest expense for the three months ended March 31, 2015 and 2014, respectively.

•

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax purposes. Accordingly, no provision for federal or state income taxes was recorded prior to the Combination as our equity holders were responsible for income tax on our profits. In connection with the completion of the Combination, we merged into a corporation and became subject to federal and state income taxes. Our book and tax basis in assets and liabilities differed at the time of our change in tax status due primarily to different cost recovery periods utilized for book and tax purposes for our oil and natural gas properties.

For the three months ended March 31, 2015, we recorded no income tax expense, resulting in an effective tax rate of 0%. The significant difference between our effective tax rate and federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax asset in excess of deferred tax liabilities.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth selected operating data for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	For the Three Months Ended		Amount of
	March 31,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$97,628	$112,306	$(14,678)	(13)%
Other	397	411	(14)	(3)%
Total revenues	98,025	112,717	(14,692)	(13)%

Operating expenses
Lease operating	24,355	11,371	12,984	114%
Marketing, gathering, transportation and other	9,357	4,386	4,971	113%
Production and ad valorem taxes	2,768	5,592	(2,824)	(51)%
General and administrative	15,038	6,390	8,648	135%
Depletion, depreciation and amortization	54,063	39,925	14,138	35%
Accretion	474	217	257	118%
Impairments	236,485	—	236,485	*
Other operating expenses (income)	5,393	(1,429)	6,822	*
Total operating expenses	347,933	66,452	281,481	424%

Other income (expenses)
Interest, net of capitalized interest	(70,247)	(25,825)	44,422	172%
Gain (loss) on derivative instruments	36,124	(22,126)	(58,250)	*
Total other expenses	(34,123)	(47,951)	(13,828)	*
Net loss before income taxes	$(284,031)	$(1,686)	$(282,345)	*
Income tax expense	—	—	—	*
Net loss	$(284,031)	$(1,686)	$(282,345)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	70,247	25,825
Depletion, depreciation and amortization	54,063	39,925
Impairments	236,485	—
Other	3,969	(1,499)
Amortization of deferred rent	—	(27)
Accretion	474	217
Loss on derivative instruments	11,004	20,941
Option premium amortization	(1,145)	(6,156)
Income tax expense	—	—
Adjusted EBITDA (1)	$91,066	$77,540

*     Not meaningful or applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

	For the Three Months Ended		Amount of
	March 31,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$37,928	$39,123	$(1,195)	(3)%
NGL	11,397	17,077	(5,680)	(33)%
Natural gas	48,303	56,106	(7,803)	(14)%
Total	$97,628	$112,306	$(14,678)	(13)%

Production data:
Oil (MBbl)	906.45	419.06	487.39	116%
NGL (MBbl)	894.69	508.34	386.35	76%
Natural gas (Bcf)	16.66	11.05	5.61	51%
Combined (Bcfe) (1)	27.47	16.61	10.86	65%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$41.84	$93.36	$(51.52)	(55)%
NGL (per Bbl)	$12.74	$33.59	$(20.85)	(62)%
Natural gas (per Mcf)	$2.90	$5.08	$(2.18)	(43)%
Combined (per Mcfe) (1)	$3.55	$6.76	$(3.21)	(47)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$68.78	$89.78	$(21.00)	(23)%
NGL (per Bbl)	$12.74	$33.59	$(20.85)	(62)%
Natural gas (per Mcf)	$4.19	$4.55	$(0.36)	(8)%
Combined (per Mcfe)(1)	$5.23	$6.32	$(1.09)	(17)%

Average costs (per Mcfe) (1):
Lease operating	$0.89	$0.68	$0.21	31%
Marketing, gathering, transportation and other	$0.34	$0.26	$0.08	31%
Production and ad valorem taxes	$0.10	$0.34	$(0.24)	(71)%
General and administrative	$0.55	$0.38	$0.17	45%
Depletion, depreciation and amortization	$1.97	$2.40	$(0.43)	(18)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $112.3 million in the three months ended March 31, 2014 to $97.6 million in the three months ended March 31, 2015, a decrease of 13%. This decrease of $14.7 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $1.2 million, $5.7 million and $7.8 million, respectively, due to decreases in prices of $51.52/Bbl, $20.85/Bbl and $2.18/Mcfe, respectively. These decreases were partially offset by a 65% increase in production due to an active and successful development program throughout 2014 and the Combination.

The following table sets forth additional information concerning our production volumes for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	For the Three Months Ended
	March 31,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	6.44	5.14	25%
East Texas	18.25	10.10	81%
North Texas	2.78	1.37	103%
Total	27.47	16.61	65%

Lease operating.    Lease operating expenses increased from $11.4 million in the three months ended March 31, 2014 to $24.4 million in the three months ended March 31, 2015, an increase of 114%. The increase in lease operating expense of $13.0 million is primarily due to an increase in producing properties as a result of development activities throughout 2014 and the Combination. Lease operating expenses increased from $0.68 per Mcfe in the three months ended March 31, 2014 to $0.89 per Mcfe in the three months ended March 31, 2015. The increase of $0.21 per Mcfe in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to higher cost legacy Forest production and an increase in workovers. The following table displays the lease operating expense by area for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,		March 31,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$4,633	$0.72	$1,816	$0.35
East Texas	18,718	1.03	9,063	0.90
North Texas	1,003	0.36	513	0.38
Other	1	—	(21)	—
Total	$24,355	$0.89	$11,371	$0.68

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $4.4 million in the three months ended March 31, 2014 to $9.4 million in the three months ended March 31, 2015, an increase of 113%. Marketing, gathering, transportation and other expense increased on a per unit basis from $0.26 per Mcfe in the three months ended March 31, 2014 to $0.34 per Mcfe in the three months ended March 31, 2015. The increase of $0.08 per Mcfe in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to increased processing of gas volumes associated with our South Texas development activities throughout 2014 as well as gas volumes associated with our Haynesville development activities in East Texas, which were subject to higher fees due to lack of pipeline infrastructure, coupled with increasing oil volumes associated with development activities and the Combination.

Production and ad valorem taxes. Production and ad valorem taxes decreased from $5.6 million in the three months ended March 31, 2014 to $2.8 million in the three months ended March 31, 2015, a decrease of 51%. Production and ad valorem taxes decreased on a per unit basis from $0.34 per Mcfe in the three months ended March 31, 2014 to $0.10 per Mcfe in the three months ended March 31, 2015. The decrease of $0.24 per Mcfe in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to lower pricing of 55% per Bbl for oil and 43% per Mcfe for natural gas and quicker processing of high cost gas exemptions in 2015, partially offset by increased production due to an active and successful development program throughout 2014 and the Combination. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 3% and 5% for the three months ended March 31, 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $6.4 million in the three months ended March 31, 2014 to $15.0 million in the three months ended March 31, 2015, an increase of $8.6 million, or 135%, primarily as a result of higher overhead associated with the Combination, including $3.5 million of additional payroll costs and $1.4 million of additional office rent. General and administrative expenses increased on a per unit basis from $0.38 per Mcfe in the three months ended March 31, 2014 to $0.55 per Mcfe in the three months ended March 31, 2015 due to an increase in general and administrative expenses without a proportionate increase in production.

Depletion, depreciation and amortization.   DD&A increased from $39.9 million in the three months ended March 31, 2014 to $54.1 million in the three months ended March 31, 2015, an increase of $14.1 million. Depletion, depreciation, and amortization decreased from $2.40 per Mcfe in the three months ended March 31, 2014 to $1.97 per Mcfe in the three months ended March 31, 2015, or a decrease of 18%. The decrease in the DD&A rate per Mcfe is driven by increases to proved reserves due to the Combination and an increase in production, partially offset by an increase in the amortization base as a result of development activities without a proportionate change in reserve volumes.

Impairments. In the three months ended March 31, 2015, we recorded a non-cash impairment charge of $236.5 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month period ended March 31, 2015 was $3.88 per Mmbtu for natural gas and $82.72 per Bbl for oil compared to $3.99 per Mmbtu for natural gas and $98.30 per Bbl for oil for the prior twelve month period ended March 31, 2014. There were no impairments related to oil and natural gas properties recognized in the three months ended March 31, 2014.

Other operating expenses (income). Other operating expenses in the three months ended March 31, 2015 relate primarily to $3.1 million of consulting costs to advise management and the board of directors on strategic alternatives related to our capital structure, $0.9 million of transaction costs related to the Combination and $0.7 million of charges related to marketing contract volume commitments. Other operating income in the three months ended March 31, 2014 related primarily to the gain on sale of other assets of $1.5 million.

Interest expense. Interest expense increased from $25.8 million in the three months ended March 31, 2014 to $70.2 million in the three months ended March 31, 2015, an increase of $44.4 million, or 172%, primarily as a result of increased borrowings on the New Revolving Credit Facility, the assumption of the 2019 Notes and 2020 Notes in connection with the consummation of the Combination on December 16, 2014 and increased amortization of debt discounts.

Gain on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the three months ended March 31, 2015 and 2014, we recognized a net gain on derivative instruments of $36.1 million and a net loss on derivative instruments of $22.1 million, respectively. The amount of future gain or loss recognized on derivative instruments is dependent upon future commodity prices, which will affect the value of the contracts.

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities. Accordingly, no provision for federal or state income taxes was recorded for the three months ended March 31, 2014 as our equity holders were responsible for income tax on our profits prior to the Combination. Income tax expense for the three months ended March 31, 2015 was zero, resulting in an effective tax rate of 0%. The effective tax rate was lower than statutory tax rate of 35%, primarily because we continue to have a full valuation allowance on net deferred tax assets. We believe it is more likely than not that the overall deferred tax asset will not be realized.

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

As of March 31, 2015, the total outstanding principal amount of our long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and, as of March 31, 2015, no extensions of credit are available under the New Revolving Credit Facility after giving effect to approximately $29 million of outstanding letters of credit. For the period from April 1, 2015 through December 31, 2015, we have approximately $250 million in mandatory prepayments under our New Revolving Credit Facility on account of the April 27, 2015 redetermination and substantial interest payment obligations related to our long-term debt of approximately $145 million,  assuming interest under our New Revolving Credit Facility is calculated at the Revolver Base Rate beginning on May 31, 2015, all other interest payments under the New Revolving Credit Facility and the Term Loan Facility are calculated at the applicable Eurodollar rate, and all such payments are made when due.  In addition, if we are unable to obtain the consent of the lenders or the agent for the lenders under the Term Loan Facility or if the Term Loan Facility is not paid-off in full or satisfied in full by April 7, 2016, our New Revolving Credit Facility will mature on April 7, 2016. We may not be able to refinance our debt on terms acceptable to us or at all.  For a description of our outstanding debt instruments, please see “—Net Cash Provided by Financing Activities.”

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first and second quarters of 2015. The decrease in the market price for our production directly reduces our operating cash flow. While we use hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas, only a portion of our production is hedged and we may be unable to effectively hedge our production for future periods. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves.

Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. On February 25, 2015, we borrowed approximately $356 million under our New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility, and our cash balance at May 8, 2015 was approximately $276.9 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments in an amount of $41.54 million. Despite our significant cash balance, there is uncertainty associated with our ability to repay our outstanding debt obligations as they become due.

In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing or considering a number of actions including (i)  actively managing our debt capital structure through a number of alternatives, including debt repurchases, debt-for-debt exchanges, debt-for-equity exchanges and secured financing, (ii) in- and out-of-court restructuring, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations, which may affect the overall timing of our current development plan associated with our proved undeveloped reserves. Additionally, covenants contained in our debt agreements may limit our ability to pursue certain of the above strategies. The terms of our New Revolving Credit Facility, Term Loan Facility and the indentures governing our senior notes require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds we retain. The covenants in these debt agreements also impose limitations on the amount and type of additional indebtedness we can incur, which may significantly reduce our ability to obtain liquidity through the incurrence of additional indebtedness. Furthermore, our ability to refinance any of our existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current conditions in the energy industry and our financial condition. If commodity prices do not significantly increase from current levels and we are unable to complete some or all of the above mentioned actions, our liquidity position will be significantly constrained in the future.

Ability to Continue as a Going Concern

We have significant pending maturities on our debt obligations. If we are unable to refinance our 2017 Notes to mature at least 91 days after December 31, 2018, our Term Loan Facility in an outstanding amount of $700 million will mature on November 16, 2016. Likewise, our New Revolving Credit Facility, which currently has $971 million of debt outstanding, will mature on April 7, 2016, unless the Term Loan Facility is paid-off in full prior to such time or the agent or lenders under the Term Loan Facility consent. See the definition of “New Revolving Credit Facility Maturity Date” . Our ability to repay the principal amount of our debt upon the pending maturities has been negatively impacted by significant decreases in the market price for oil, natural gas, and NGLs during the fourth quarter of 2014 with continued weakness into the first and second quarters of 2015. Additionally, our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments in an amount of $41.54 million. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern.

Our New Revolving Credit Facility and Term Loan Facility require that our annual financial statements include a report from our independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the uncertainty mentioned above, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. As a result, we are in default under our New Revolving Credit Facility and Term Loan Facility. On May 4, 2015, we entered into a Forbearance Agreement and First Amendment to the New Revolving Credit Facility (the “Forbearance Agreement”) with respect to certain anticipated events of default, including the default under the New Revolving Credit Facility as a result of the “going concern” qualification in our 2014 audited financial statements.  Pursuant to the Forbearance Agreement, the administrative agent and the lenders under the New Revolving Credit Facility has agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Forbearance Agreement or New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Forbearance Period”), with respect to the following anticipated events of default: (i) the “going concern” qualification in our 2014 audited financial statements, (ii) our failure to make the April 2015 interest payment due under the Term Loan Facility, as discussed below, and (iii) any failure to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility. In exchange for the administrative agent under the New Revolving Credit Facility agreeing to forbear from exercising remedies as described above, we have agreed during the Forbearance Period to, among other things, tighten certain non-financial covenants under our New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties. Similarly, if we do not obtain a waiver under the Term Loan Facility within 180 days of notice, there will exist an event of default under the Term Loan Facility that will allow the lenders under the Term Loan Facility to be able to accelerate the debt. Any acceleration of the debt obligations under the New Revolving Credit Facility or Term Loan Facility would result in a cross-default and potential acceleration of the maturity of our other outstanding debt obligations. Therefore, all of our outstanding debt obligations in the amount of $2,437 million (net of discount) and $1,989 million (net of discount) are presented in current liabilities as of March 31, 2015 and December 31, 2014, respectively. Additionally, the lenders under the Term Loan Facility are subject to a 180-day standstill before they are able to exercise remedies as a result of the uncured event of default. Following the expiration of the 180-day standstill, the lenders are permitted to foreclose on the collateral securing the Term Loan Facility. These defaults create additional uncertainty associated with our ability to repay our outstanding debt obligations as they become due and raises substantial doubt about our ability to continue as a going concern.

Additionally, we have elected to exercise our right to a grace period with respect to a $15.3 million interest payment under our Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits us 30 days to make such interest payment before an event of default occurs. We believe it is in the best interests of our stakeholders to actively address our debt and capital structure and intend to continue discussions with our creditors and their respective professionals during the 30-day grace period. If we fail to pay the interest payment during the 30-day grace period and do not obtain a waiver for the interest payment, an event of default would exist under the Term Loan Facility and the lenders under the Term Loan Facility would be able to accelerate the debt.  However, the lenders would not be able to foreclose on the collateral securing the Term Loan Facility until after the expiration of the 180-day standstill. If we continue to fail to pay the interest payment, such failure could constitute a cross default under certain of our other indebtedness. If the indebtedness under the Term Loan Facility or any of our other indebtedness is accelerated, we may have to file for bankruptcy. We are currently engaged in discussions with the lenders under our Term Loan Facility regarding a waiver or forbearance with respect to an event of default that may occur upon the expiration of the 30-day grace period with respect to the April 21, 2015 interest payment.

In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing or considering a number of actions including (i) actively managing our debt capital structure through a number of alternatives, including debt repurchases, debt-for-debt exchanges, debt-for-equity exchanges and secured financing, (ii) in- and out-of-court restructuring, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.

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

For the three months ended March 31, 2015, we had a decrease in working capital of $106.3 million compared to a decrease in working capital of $2,084.5 million for the three months ended December 31, 2014.  The decrease in working capital for the three months ended March 31, 2015 is primarily due to borrowings of $426.0 million on the New Revolving Credit Facility, while cash only increased by $302.4 million, and amortization of discounts on the Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes totaling approximately $21.6 million. In addition, fluctuations are due to the timing and amount of the receivable collections, development activities, payments made by us to vendors, and the timing and amount of advances from our joint operations. For more information on the classification of debt, please see Note 3 within “Part I, Item 1. Financial Statements.”

Net Cash Provided by Operating Activities

Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of oil, NGLs and natural gas, as well as commodity prices, net of effects of derivative contract settlements and changes in working capital. Net cash provided by operating activities was $42.2 million and $51.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flow from operations for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of lower realized prices after the effects of economic hedges, higher interest payments and costs incurred for the Combination, offset by the excess in cash flows for the settlements of derivatives.

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for oil and natural gas production. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

Net Cash Used in Investing Activities

During the three months ended March 31, 2015 and 2014, cash flows used in investing activities were $164.8 million and $166.4 million, respectively, primarily related to capital expenditures for drilling, development and acquisition costs. The decrease in cash flows used in investing activities during the three months ended March 31, 2015 compared to 2014 was primarily the result of net capital activity.

Our capital expenditures for property exploration, development, and leasehold acquisitions for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)
Drilling & Completion	$103	$141
Land	2	27
Other	1	18
Total capital expenditures for drilling, development and acquisitions	$106	$186

Our planned 2015 capital expenditures budget is expected to total approximately $230 million to $275 million. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. Such historical adjustments to our capital expenditures have not resulted in an unfavorable liquidity position. However, a significant reduction in our capital program could result in a decline in our oil and natural gas reserves and production and cash flows, as well as a decline in our borrowing base under the New Revolving Credit Facility and limit our ability to obtain needed capital or financing. Refer to the ‘Capital Resources and Liquidity’ section above for a discussion of our liquidity and planned actions.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $424.9 million during the three months ended March 31, 2015 was primarily the result of borrowings under the New Revolving Credit Facility of $426.0 million and debt issuance costs of $0.9 million. Net cash provided by financing activities of $103.8 million during the three months ended March 31, 2014 was the result of net borrowings under the Former Revolving Credit Facility of $105.0 million offset by debt issuance costs of $1.2 million.

New Revolving Credit Facility. On December 16, 2014, we amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, by and among us, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto with the New Revolving Credit Facility. The New Revolving Credit Facility provides for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit.

The borrowing base is subject to redeterminations by the lenders semi-annually, each April 1 and October 1, beginning April 1, 2015 or such later time as we may agree upon request of the administrative agent, or as the majority lenders may agree upon our request. We and, after the first scheduled redetermination, the lenders comprising two-thirds of lenders as measured by exposure may each request two unscheduled borrowing base redeterminations during any 12-month period. The borrowing base under the New Revolving Credit Facility could increase or decrease in connection with a redetermination with increases being subject to the approval of all lenders and decreases (and redeterminations maintaining the borrowing base) being subject to the approval of two-thirds of the lenders as measured by exposure. The borrowing base is also subject to reduction as a result of certain issuances of additional debt, certain asset sales, cancellation of certain hedging positions or lack of sufficient title information. A reduction of the borrowing base would require us to repay outstanding exposure under the New Revolving Credit Facility in excess of the new borrowing base in one payment or six equal monthly installments and/or provide additional mortgages over oil and gas properties to support a larger borrowing base, at our option. Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million.

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

Loans under the New Revolving Credit Facility bear interest at our option at either:

•

the sum of (1) the Alternate Base Rate, which is defined as the highest of (a) Wells Fargo Bank, National Association’s prime rate; (b) the federal funds effective rate plus 0.50%; or (c) the Eurodollar Rate (as defined in the New Revolving Credit Facility) for a one-month interest period plus 1% and (2) a margin varying from 0.50% to 1.50% depending on our most recent borrowing base utilization percentage (the “Revolving Base Rate”); or

•

the Eurodollar Rate plus a margin varying from 1.50% to 2.50% depending on our most recent borrowing base utilization percentage. Beginning May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the Loans under the New Revolving Credit Facility will bear interest at the Revolving Base Rate.

The unused portion of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50% per annum depending on our most recent borrowing base utilization percentage.

The New Revolving Credit Facility also provides for certain representations and warranties, events of default, affirmative covenants and negative covenants customary for transactions of this type, including a financial maintenance covenant in the form of a first lien secured leverage ratio not to exceed 3.0 to 1.0. The New Revolving Credit Facility provides that all obligations thereunder as well as certain swap and cash management obligations will, subject to certain terms and exceptions, be jointly and severally guaranteed by the guarantors described therein. The New Revolving Credit Facility also contains certain other covenants, including restrictions on additional indebtedness and dividends. Sabine was in compliance with such covenants as of March 31, 2015 and December 31, 2014. Any failure to comply with the conditions and covenants in the New Revolving Credit Facility that is not waived by our lender or otherwise cured could lead to a termination of our New Revolving Credit Facility, acceleration of all amounts due under our New Revolving Credit Facility, or trigger cross-default provisions under other financing arrangements. For additional information, please see “Part II, Item 1A, Risk Factors.”

The New Revolving Credit Facility provides that all such obligations and the guarantees will be secured by a lien on at least 80% of the PV-9 of the borrowing base properties evaluated in the most recent reserve report delivered to the administrative agent and a pledge of all of the capital stock of our restricted subsidiaries, subject to certain customary grace periods and exceptions. The New Revolving Credit Facility matures on the New Revolving Credit Facility Maturity Date.

As of March 31, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled approximately $971 million and $545 million, respectively, and had a weighted average interest rate of 2.6% and 2.3% for the three month periods ended March 31, 2015 and 2014.

As of March 31, 2015, the total outstanding principal amount of the Company’s long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and as of March 31, 2015, no extensions of credit are available under the New Revolving Credit Facility, reflecting that approximately $29 million of outstanding letters of credit had been made under the New Revolving Credit Facility.

Our New Revolving Credit Facility requires that our annual financial statements include a report from our independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the substantial doubt about our ability to continue as a going concern, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. As a result, we are in default under our New Revolving Credit Facility. On May 4, 2015, we entered into the Forbearance Agreement to our New Revolving Credit Facility with respect to certain anticipated events of default, including the default under the New Revolving Credit Facility as a result of the “going concern” qualification in our 2014 audited financial statements.  Pursuant to the Forbearance Agreement, the administrative agent and the lenders under the New Revolving Credit Facility have agreed to forbear certain anticipated events of default until June 30, 2015, or earlier if certain events occur, including the acceleration or exercise of remedies by any other lender or creditor and certain events of default under the Forbearance Agreement and New Revolving Credit Facility. For additional detail, please see “—Ability to Continue as a Going Concern” above.  Any acceleration of the debt obligations under the New Revolving Credit Facility would result in a cross-default and potential acceleration of the maturity of our other outstanding debt obligations.

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

In connection with the consummation of the Combination, on December 16, 2014, we entered into an amendment to the Term Loan Facility to provide for $50 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are fungible with the existing $650 million of second lien loans under the Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, they bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”). Any time an interest period for Loans expires during an event of default under the Term Loan Facility, such Loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for both the three month periods ended March 31, 2015 and 2014 was 8.8%.

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

Additionally, our Term Loan Facility requires that an auditors’ opinion unqualified as to going concern accompany our financial statements, and since the auditors’ opinion included in our Annual Report on Form 10-K includes an explanatory note as to going concern, we are in default under our Term Loan Facility. If we do not obtain a waiver of this requirement under the Term Loan Facility within 180-days of notice, there will exist an event of default under the Term Loan Facility and the lenders under the Term Loan Facility will be able to accelerate the debt. Any acceleration of the debt obligations under the Term Loan Facility would result in a cross-default and potential acceleration of the maturity of our other outstanding debt obligations. Additionally, the lenders under the Term Loan Facility are subject to a 180-day standstill before they are able to exercise remedies as a result of the uncured event of default. Following the expiration of the 180-day standstill, the lenders are permitted to foreclose on the collateral securing the Term Loan Facility.

Additionally, we have elected to exercise our right to a grace period with respect to a $15.3 million interest payment under our Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits us 30 days to make such interest payment before an event of default occurs.  We believe it is in the best interests of our stakeholders to actively address our debt and capital structure and intend to continue discussions with our creditors and their respective professionals during the 30-day grace period. If we fail to pay the interest payment during the 30-day grace period and do not obtain a waiver for the interest payment, an event of default would exist under the Term Loan Facility and the lenders under the Term Loan Facility would be able to accelerate the debt.  However, the lenders would not be able to foreclose on the collateral securing the Term Loan Facility until after the expiration of the 180-day standstill. If we continue to fail to pay the interest payment, such failure could constitute a cross default under certain of our other indebtedness.  If the indebtedness under the Term Loan Facility or any of our other indebtedness is accelerated, we may have to file for bankruptcy. We are currently engaged in discussions with the lenders under our Term Loan Facility regarding a waiver or forbearance with respect to any event of default that may occur upon the expiration of the 30-day grace period with respect to the April 21, 2015 interest payment.

2017 Notes.  On February 12, 2010, Sabine Oil & Gas Corporation, formerly NFR Energy LLC, and our subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, co-issued $200 million in 9.75% senior unsecured notes due 2017  in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities and to persons outside the United States in compliance with Regulation S of the Securities Act. The 2017 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year commencing August 15, 2010. The 2017 Notes were issued at 98.73% of par. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount of $2.5 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.7 million and $0.8 million at March 31, 2015 and December 31, 2014, respectively. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among the Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto.

All of our restricted subsidiaries that guarantee our New Revolving Credit Facility (other than Sabine Oil & Gas Finance Corporation, which is the co-Issuer of the 2017 Notes) have guaranteed the 2017 Notes on a senior unsecured basis. We have significant pending maturities on our debt obligations. If we are unable to refinance our 2017 Notes to mature at least 91 days after December 31, 2018, the Term Loan Facility will mature on November 16, 2016. The New Revolving Credit Facility will mature on the New Revolving Credit Facility Maturity Date.

On April 14, 2010, Sabine Oil & Gas Corporation and Sabine Oil & Gas Finance Corporation issued an additional $150 million in senior notes at 9.75% due 2017. The additional notes were issued at 98.75% of par and bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 of each year commencing August 15, 2010. The additional notes were issued under the same indenture as the 2017 Notes issued on February 12, 2010. The Company recorded a discount of $1.9 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.5 million and $0.6 million at March 31, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2017 Notes as of March 31, 2015 was 10.33%.

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

2019 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded the 2019 Notes at a fair value of $290.4 million and recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $268.9 million and $284.9 million at March 31, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2019 Notes as of March 31, 2015 was 18.31%. On February 25, 2015, we received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes.

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

On February 25, 2015, we received a notice of default and acceleration from the trustee with respect to our 2019 Notes and on February 26, 2015 were served a complaint alleging the same. If we are not successful in our defense of this complaint, we may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes, and if the court determines we are in default under the indenture governing the 2019 Notes, a cross default and acceleration under our other debt agreements may result. For more information, please see “Part II, Item 1. Legal Proceedings.”

2020 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded the 2020 Notes at a fair value of $104.4 million and recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $111.7 million and $116.9 million at March 31, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2020 Notes as of March 31, 2015 was 16.72%. On April 30, 2015, we received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2020 Notes.

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

At March 31, 2015, we had in place oil and natural gas swaps and purchased and written oil and natural gas options covering portions of anticipated production through December 2017. The New Revolving Credit Facility allows us to hedge up to 100% of Current Production (as defined in the New Revolving Credit Facility) for 24 months, 75% of Current Production for months 25 to 36 and 50% of Current Production for months 37 to 60.

All derivative instruments are recorded at fair market value and are included in the Condensed Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For the three months ended March 31, 2015, we economically hedged approximately 92% of our combined oil and natural gas volumes, which resulted in operating cash flows from commodity derivative instruments of approximately $46.0 million. For the three months ended March 31, 2014, we economically hedged approximately 85% of our combined oil and natural gas volumes, which resulted in operating cash outflows from commodity derivative instruments of approximately $7.3 million.

We expect continued volatility in the fair value of our derivative instruments. Cash flow is only impacted when the underlying physical sales transaction takes place in the future and when the associated derivative instrument contract is settled by making or receiving a payment to or from the counterparty. As of March 31, 2015 and December 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net asset of $143.4 million and $153.3 million, respectively, which is comprised of current and noncurrent assets and liabilities.

The table below summarizes the gains (losses) related to oil and natural gas derivative instruments for three months ended March 31, 2015 and 2014:

	Recognized in Other Income (Expenses)
	For the Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash received (paid) on settlements of derivative instruments	$45,983	$(7,341)
Change in fair value of derivative instruments	(9,859)	(14,785)
Total gain (loss) on derivative instruments	$36,124	$(22,126)

As of March 31, 2015, we had economically hedged a portion of oil and natural gas production through December 2017 as follows:

	Natural Gas		Oil
	MMbtu/d	Average price	Bbl/Day	Average price
Year Ending December 31, 2015	218,000	$4.15	6,967	$89.85
Year Ending December 31, 2016	67,000	$3.26	2,750	$62.31
Year Ending December 31, 2017	—	$—	1,500	$64.80

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

Natural Gas
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)
2015	Collar	2,750,000	$—	$—	$4.10	$4.30
2015	Swap	28,875,000	$4.15	$—	$—	$—
2015	Swap with sub floor	28,325,000	$4.15	$3.51	$—	$—
2016	Swap	24,522,000	$3.26	$—	$—	$—
2016	Sold call	21,960,000	$—	$—	$—	$5.00

Oil
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(Bbl)	($/Bbl)
2015	Swap	1,660,050	$89.90	$—	$—	$—
2015	Swap with sub floor	255,750	$89.50	$73.47	$—	$—
2016	Swap	640,500	$63.62	$—	$—	$—
2016	Collar	366,000	$—	$—	$60.00	$68.05
2016	Swaption	366,000	$98.00	$—	$—	$—
2017	Swap	547,500	$64.80	$—	$—	$—

By removing price volatility from a portion of expected oil and natural gas production through December 2015, we have partially mitigated the potential effects of changing prices on operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

Subsequent to the March 31, 2015 through May 11, 2015, Sabine has not entered into additional hedge contracts.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Our derivative instruments are currently placed with major financial institutions who are participants in our New Revolving Credit Facility or who were participants in our prior revolving credit facility. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with eight different counterparties. As of March 31, 2015, contracts with Barclays, Huntington, Natixis, Wells Fargo, Citibank, Bank of America Merrill Lynch and Comerica accounted for 30%, 19%, 18%, 14%, 12%, 5% and 2%, respectively, of the net fair market value of our derivative assets. We believe all of these institutions currently are acceptable credit risks. We are not required to provide credit support or collateral to any of our counterparties under current contracts, nor are they required to provide credit support to us. As of March 31, 2015, we did not have any past due receivables from counterparties.

Contractual obligations.

During the three months ended March 31, 2015, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation, except as noted in “Part I, Item 1. Financial Statements – Note 14” and discussed below.

Our borrowing base under its New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. Since our New Revolving Credit Facility is fully drawn, the decrease in the borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million.

Additionally, we have elected to exercise our right to a grace period with respect to a $15.3 million interest payment under its Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits us 30 days to make such interest payment before an event of default occurs. We believe it is in the best interests of our stakeholders to actively address our debt and capital structure and intend to continue discussions with our creditors and their respective professionals during the 30-day grace period. If we fail to pay the interest payment during the 30-day grace period and do not obtain a waiver for the interest payment, an event of default would exist under the Term Loan Facility and the lenders under the Term Loan Facility would be able to accelerate the debt. However, the lenders would not be able to foreclose on the collateral securing the Term Loan Facility until after the expiration of the 180-day standstill. If we continue to fail to pay the interest payment, such failure could constitute a cross default under certain of our other indebtedness. If the indebtedness under the Term Loan Facility or any of our other indebtedness is accelerated, we may have to file for bankruptcy.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

During the three months ended March 31, 2015, we did not have any material changes in critical accounting policies, estimates, judgments and assumptions.

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

We use Adjusted EBITDA for the following purposes:

•to assess the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;

•to assess our operating performance and return on capital as compared to those of other companies in the oil and gas industry, without regard to financing or capital structure;

•to assess the viability of acquisition and capital expenditure projects and the overall rates of return on alternative investment opportunities;

•to assess the ability of our assets to generate cash sufficient to pay interest costs and support indebtedness;

•for various  purposes, including strategic planning and forecasting;

•the Term Loan Facility and the indenture governing the 2017 Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness unless the ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense and other fixed charges over the trailing four fiscal quarters will be at least 2.0 to 1.0 (subject to exceptions for borrowings within certain limits);

•the Legacy Forest Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness unless the ratio of adjusted consolidated EBITDA to adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.25 to 1.00 (subject to exceptions within certain limits); and

•the New Revolving Credit Facility requires us to comply with a financial maintenance ratio in the form of a first lien secured leverage ratio not to exceed 3.0 to 1.0 which is defined as a ratio of consolidated first lien secured debt as of the last day of a fiscal quarter to adjusted EBITDA for the period of four fiscal quarters then ending.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents referred to in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that are not statements of historical fact, including statements about beliefs, opinions and expectations. Forward-looking statements are based on, and include statements about, our plans, prospects, expected future financial condition, results of operations, cash flows, dividends and dividend plans, objectives, beliefs, financing plans, business strategies, budgets, goals, future events, future revenues or performance, financing needs, outcomes of litigation, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, integration, cost savings, synergies, growth opportunities, dispositions, plans and objectives of management for future operations and any other information that is not historical information. These statements, which may include statements regarding the period following completion of the reincorporation merger and the related transactions, include, without limitation, words such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “project,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “suggest,” “view,” “potential,” “pursue,” “target,” “continue” and similar expressions and variations as well as the negative of these terms. These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to differ materially from those expressed in them or indicated by them.

These risks and uncertainties are not exhaustive. Other sections of this Quarterly Report on Form 10-Q describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•estimates of our oil and natural gas reserves;

•our future financial condition, results of operations, revenues, cash flows, and expenses;

•our future levels of indebtedness, liquidity, and compliance with debt covenants;

•our ability to access the capital markets and the terms on which capital may be available to us;

•our ability to fund our operations and capital expenditures;

•our future business strategy and other plans and objectives for future operations;

•our ability to integrate the historical Forest and Sabine O&G businesses and achieve synergies related to the Combination;

•our business’ competitive position;

•our outlook on oil and natural gas prices;

•the amount, nature, and timing of our future capital expenditures, including future development costs;

•our potential future asset dispositions and other transactions, the timing of closing of such transactions and the use of proceeds, if any, from such transactions;

•the risks associated with potential acquisitions or alliances by us;

•the recruitment and retention of our officers and employees;

•our expected levels of compensation;

•the likelihood of success of and impact of litigation on us;

•our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•the impact of federal, state, and local political, regulatory, and environmental developments in the United States where we conduct business operations.

We expressly qualify in its entirety each forward-looking statement attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

On March 31, 2015,  we had open natural gas derivatives with a fair value asset position of $62.0 million. A ten percent increase in natural gas prices would reduce the asset by approximately $18.9 million, while a ten percent decrease in prices would increase the asset by approximately $17.8 million. We also had open oil derivatives with a fair value asset position of $81.4 million. A ten percent increase in oil prices would reduce the asset by approximately $18.7 million, while a ten percent decrease in prices would increase the asset by approximately $18.5 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2015. For additional discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in oil and natural gas prices, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities”.

Interest Rate Risks

At March 31, 2015 and December 31, 2014, we had indebtedness outstanding under the New Revolving Credit Facility of approximately $971 million and $545 million, respectively, and approximately $29 million of letters of credit. The average interest rate incurred on this indebtedness for the three month periods ended March 31, 2015 and 2014 was approximately 2.6% and 2.3%, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2015 and 2014 would have resulted in an estimated $1.8 million and $0.7 million increase in interest expense for the three months ended March 31, 2015 and 2014, respectively.

On December 14, 2012, Sabine O&G entered into a second lien term loan agreement with a syndicate of banks. As of March 31, 2015, we had indebtedness outstanding under the Term Loan Facility of $700 million which bears interest at a floating rate. The average interest rate incurred on this indebtedness for both the three months ended March 31, 2015 and 2014 was approximately 8.8%. Interest is accrued on Eurodollar loans at a rate per annum equal to the Eurodollar rate, with a Eurodollar floor of 1.25%, plus an applicable margin of 750 basis points.

A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2015 and 2014 would have resulted in an estimated $1.8 million and $1.6 million increase in interest expense for the three months ended March 31, 2015 and 2014, respectively.

We do not currently have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.

Counterparty and Customer Credit Risk

Our principal exposure to credit risk is through receivables resulting from commodity derivative instruments ($147.2 million at March 31, 2015), joint interest receivables ($18.8 million at March 31, 2015) and the sale of oil and natural gas production ($59.3 million in receivables at March 31, 2015), which the Company markets to energy marketing companies and refineries. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of oil and natural gas receivables with several significant customers. We do not require our customers to post collateral unless required based on our evaluation of their creditworthiness. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, David J. Sambrooks, and our Chief Financial Officer, Michael D. Magilton, Jr., we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act, as of the end of the period covered by this report. Because of the matters discussed below under “Commentary Regarding Transition of Internal Controls Following the Combination; Omission of Management’s Annual Report on Internal Controls Over Financial Reporting from Annual Report on Form 10-K”  and “Commentary Regarding an Immaterial Misstatement,”  Messrs. Sambrooks and Magilton have concluded that as of March 31, 2015, our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act  is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Commentary Regarding Transition of Internal Controls Following the Combination; Omission of Management’s Annual Report on Internal Controls Over Financial Reporting from Annual Report on Form 10-K

During the evaluation of disclosure controls and procedures as of December 31, 2014 conducted during the preparation of our financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2014 the management of Sabine determined that, due to the issues set forth and included within Item 9A on our Annual Report on Form 10-K for the year ended December 31, 2014, performing an assessment of internal controls over financial reporting as of December 31, 2014 that would be meaningful to investors was not practicable, and, accordingly, that it was appropriate to omit such an assessment from our Annual Report on Form 10-K for the year ended December 31, 2014. In late 2014 and continuing into 2015, our management initiated, and is progressing with an evaluation and program of documentation, implementation, assessment and testing of internal control over financial reporting, with the expectation that we will provide management’s report on internal control over financial reporting as of December 31, 2015.

As of March 31, 2015, and as described under “Commentary Regarding Previously Disclosed Forest Internal Control Issues” below, the management of Sabine identified that certain control deficiencies, related to the material weaknesses, continued to exist post-Combination. As a result, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective.

Commentary Regarding Previously Disclosed Forest Internal Control Issues

As set forth and included in our Annual Report on Form 10-K for the year ended December 31, 2014, prior to the Combination and as of the end of the quarterly period ended September 30, 2014, Forest disclosed that its internal control over financial reporting was ineffective as of, and for certain periods prior to, September 30, 2014. Subsequent to the completion of the Combination, Sabine management reviewed the plans adopted and actions implemented by Forest management to remediate the material weaknesses previously disclosed. While many steps to remediate the previously disclosed material weaknesses were largely complete and new internal controls were in place, had been tested and found effective by Forest, Sabine management identified that certain control deficiencies, related to the material weaknesses, continued to exist as of the completion of the Combination or there was no evidence of remediation as of December 31, 2014. Since we did not perform an assessment of internal controls over financial reporting, we can give no assurance that the material weaknesses were remediated.

As of March 31, 2015, we are actively testing and evaluating the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements with the expectation that we will provide management’s report on internal control over financial reporting as of December 31, 2015. The evaluation and program underway is designed to identify and also remediate material weaknesses in our internal controls over financial reporting as of December 31, 2015 and will be reviewed with the Audit Committee of the Board of Directors. Management continues to assign the highest priority to the program and devotes significant planning, execution and integration efforts toward those items previously identified by Forest, which are set forth and included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Commentary Regarding an Immaterial Misstatement

As discussed in Note 2, subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2014, management identified a misstatement in the presentation of deferred taxes associated with the 2019 Notes and 2020 Notes. This misstatement arose due to ineffective communication and management review controls following the reclassification of debt in the Consolidated Balance Sheet at December 31, 2014.

Management evaluated the severity of these deficiencies and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014 that had not been remediated as of March 31, 2015.

Along with those items included in the above section, “Commentary Regarding Previously Disclosed Forest Internal Control Issues,” remediation effort related to this misstatement has been incorporated within the evaluation and program underway designed to remediate material weaknesses in our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but our management team does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.

The Parish of Jefferson v. Destin Operating Company, Inc., et al.

On November 11, 2013, Jefferson Parish filed suit against Forest and fourteen (14) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay de Chene, Queen Bess Island, and Saturday Island oil and gas fields in Jefferson Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies located in the Jefferson Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to federal court and is currently pending in the United States District Court for the Eastern District of Louisiana. The case was administratively closed pending the court’s decision regarding federal jurisdiction in other similar lawsuits. Those lawsuits were recently remanded to Louisiana state court. On March 12, 2015, the case was administratively reopened and the court directed the defendants to show cause as to how and why the jurisdictional issues in this case differ from those issues presented in the similar lawsuits. Defendants filed the requisite briefing and the matter is under advisement. Plaintiffs seek unspecified monetary damages and restoration of the Jefferson Parish Coastal Zone to its original condition. This matter is in the very early stages of litigation.

The Parish of Plaquemines v. ConocoPhillips Company, et al.

On November 8, 2013, Plaquemines Parish filed suit against Forest and seventeen (17) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay Batiste, Grand Ecaille, Lake Washington, Manila Village, Manila Village Southeast, Saturday Island, and Saturday Island Southeast oil and gas fields in Plaquemines Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies in the Plaquemines Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to the United States District Court for the Eastern District of Louisiana, but was remanded to Louisiana state court on March 10, 2015. The matter is now pending before the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. Plaintiffs seek unspecified monetary damages and restoration of the Plaquemines Parish Coastal Zone to its original condition. This matter is in the very early stages of litigation.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015. On May 1, 2015, the Texas Supreme Court requested full briefing on the merits.

Stourbridge Investments, LLC v. Forest Oil Corporation, et al., Raul v. Carroll, et al., Rothenberg v. Forest Oil Corporation, et al., Gawlikowski v. Forest Oil Corporation, et al., Edwards v. Carroll, et al., Jabri v. Forest Oil Corporation, et al., Olinatz v. Forest Oil Corporation, et al.

Following the May 6, 2014 announcement of the proposed Combination, six putative class action lawsuits were filed by Forest Oil shareholder in the Supreme Court of the State of New York, County of New York, alleging breaches of fiduciary duty by the directors of Forest Oil and aiding and abetting of those breaches of fiduciary duty by Sabine entities in connection with the proposed Combination. By order dated July 8, 2014, the six New York cases were consolidated for all purposes under the caption In re Forest Oil Corporation Shareholder Litigation, Index No. 651418/2014.  On July 17, 2014, plaintiffs in the consolidated New York action filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint seeks to certify a plaintiff class consisting of all holders of Forest Oil common stock other than the defendants and their affiliates. The defendants named in these actions include the directors of Forest Oil (Patrick R. McDonald, James H. Lee, Dod A. Fraser, James D. Lightner, Loren K. Carroll, Richard J. Carty, and Raymond I. Wilcox), as well as Sabine and certain of its affiliates (specifically, Sabine Oil & Gas LLC, Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, and Sabine Oil & Gas Holdings II LLC).  The Consolidated Complaint also purports to identify FR XI Onshore AIV, L.L.C. as a defendant, but no causes of action are alleged against that entity.

The Consolidated Complaint alleges that the proposed Combination arises out of a series of unlawful actions by the board of directors of Forest Oil seeking to ensure that Sabine and affiliates of First Reserve Corporation (“First Reserve”) acquire the assets of, and take control over, Forest Oil through an alleged “three-step merger transaction” that allegedly does not represent a value-maximizing transaction for the shareholders of Forest Oil. The Consolidated Complaint also complains that the proposed Combination has been improperly restructured to require only a majority vote of current Forest Oil shareholders to approve the Combination with Sabine, rather than a two-thirds majority as would have been required under the original transaction structure.  The Consolidated Complaint additionally alleges that members of Forest Oil’s board, as well as Forest Oil’s financial adviser for the proposed Combination, are subject to conflicts of interest that compromise their loyalty to Forest Oil’s shareholders, that the defendants have improperly sought to “lock up” the proposed Combination with certain inappropriate “deal protection devices” that impede Forest Oil from pursuing superior potential transactions with other bidders.

The Consolidated Complaint asserts causes of action against the directors of Forest Oil for breaches of fiduciary duty and violations of the New York Business Corporation Law, as well as a cause of action against the Sabine defendants for aiding and abetting the directors’ breaches of duty and violations of law, and it seeks preliminary and permanent injunctive relief to enjoin consummation of the proposed Combination or, in the alternative, rescission and/or rescissory and other damages in the event that the proposed Combination is consummated before the lawsuit is resolved.

In addition to these New York proceedings, one putative class action lawsuit has been filed by Forest Oil shareholders in the United States District Court for the District of Colorado. That action, captioned Olinatz v. Forest Oil Corp., No. 1:14-cv-01409-MSK-CBS, was commenced on May 19, 2014, and plaintiffs filed an Amended Complaint (the “Olinatz Complaint”) on June 13, 2014. The Olinatz Complaint also alleges breaches of fiduciary duty by the directors of Forest Oil and aiding and abetting of those breaches of fiduciary duty by the Sabine defendants in connection with the proposed Combination, as well as related claims alleging violations of Section 14 (a) and 20 (a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder, in connection with alleged misstatements in a Form S-4 Registration Statement filed by Forest Oil on May 29, 2014, which recommends that Forest Oil shareholders approve the proposed Combination. The Olinatz Complaint names as defendants Forest Oil and certain of its affiliates (specifically, Forest Oil Corporation, New Forest Oil Inc., and Forest Oil Merger Sub Inc.), the directors of Forest Oil (Patrick R. McDonald, James H. Lee, Dod A. Fraser, James D. Lightner, Loren K. Carroll, Richard J. Carty, and Raymond I. Wilcox), and Sabine and certain of its affiliates (specifically, Sabine Oil & Gas LLC, Sabine Investor Holdings LLC, Sabine Oil & Gas Holdings LLC, and Sabine Oil & Gas Holdings II LLC), and seeks preliminary and permanent injunctive relief to enjoin consummation of the Combination or, in the alternative, rescission in the event the proposed Combination is consummated before the lawsuit is resolved, as well as imposition of a constructive trust on any alleged benefits improperly received by defendants.

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

On March 13, 2015, plaintiffs informed Sabine that they believed Sabine had materially violated the terms of the memorandum of understanding by (i) failing to replace or create a mechanism to replace an independent director who resigned from the board of directors in January of 2015, and (ii) making changes to the terms of the merger agreement that were not necessary or required to facilitate the consummation of the proposed transaction without first disclosing and permitting shareholders to vote on the changes. Sabine disagrees with plaintiffs’ position and believes it has fully complied with the memorandum of understanding. In an attempt to facilitate a resolution, however, Sabine offered to: (i) appoint an independent director if an additional director was added to the Board of Directors (bringing the total number of directors eight) in the next twelve months, and (ii) remove or waive the “Reincorporation Penalty” provision.  Plaintiffs accepted the offer on April 22, 2015, contingent upon the Parties’ reaching agreement on a stipulation of settlement, which they are presently negotiating.

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

Wilmington Savings Fund Society, FSB v. Forest Oil Corporation

On February 26, 2015, we were served with a complaint concerning the indenture governing our 2019 Notes. The complaint is pending in the Supreme Court of the State of New York and generally alleges that certain events of default occurred with respect to the 2019 Notes due to the business combination between Forest Oil Corporation and Sabine Oil & Gas LLC. We also received a notice of default and acceleration from the trustee with respect to the 2019 Notes containing similar allegations. If we are not successful in our defense of this complaint, we may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes, and if the court determines we are in default under the indenture governing the 2019 Notes, a cross-default and acceleration under our other debt agreements may result. Sabine filed its Answer to the complaint on April 17, 2015. We believe these allegations against us are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. However, we are unable to predict the outcome of such matter, and the proceedings may have a negative impact on our liquidity, financial condition and results of operations.

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

Patrick R. McDonald v. Sabine Oil & Gas Corporation

On March 30, 2015, Mr. Patrick R. McDonald filed a complaint against us in the District Court, City and County of Denver, State of Colorado, alleging that we breached our obligations under a severance agreement with Mr. McDonald, and violated the Colorado Wage Act by allegedly not paying Mr. McDonald certain accrued vacation. The complaint arises from our decision to defer the payment of severance and associated benefits to certain of our former executive officers. In the complaint, Mr. McDonald seeks relief in the form of monetary damages. Mr. McDonald served as an executive officer until December 2014, and he continues to serve on our Board of Directors. On April 29, 2015, we removed the lawsuit from state court to the U.S. District Court for the District of Colorado, where it now pends. We filed an answer to Mr. McDonald’s complaint on May 6, 2015.

ITEM 1A.RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

Our existing and future debt agreements could create issues as interest payments become due and the debt matures that will threaten our ability to continue as a going concern. For example, absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our Term Loan Facility will mature on November 16, 2016. Additionally, our New Revolving Credit Facility will mature on April 7, 2016, unless the Term Loan Facility is paid-off or satisfied in full prior to such time or the agent or lenders under the Term Loan Facility consent. See the definition of “New Revolving Credit Facility Maturity Date”. Additionally, the borrowing base under our New Revolving Credit Facility is subject to at least semi-annual redetermination. On April 27, 2015, our borrowing base under the New Revolving Credit Facility was subject to its semi-annual redetermination and was decreased from $1.0 billion to $750 million, resulting in required mandatory deficiency payments. In the future, availability thereunder could be further reduced and advances in excess of the new availability would need to be repaid.   We also have substantial interest payments due during the next twelve months on our 2017 Notes and Legacy Forest Notes. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the debt agreements governing our indebtedness, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under and acceleration of our other debt and could permit our secured lenders to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient.  Additionally, we have elected to exercise our right to a grace period with respect to a $15.3 million interest payment under our Term Loan Facility. The interest payment was due April 21, 2015; however, such grace period permits us 30 days to make such interest payment before an event of default occurs. If we continue to fail to pay the interest payment such failure could constitute a cross default under certain terms of our other indebtedness. If the indebtedness under the Term Loan Facility or any of our other indebtedness is accelerated, we may have to file for bankruptcy. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. As a result, we are in default under our New Revolving Credit Facility and Term Loan Facility.

Our New Revolving Credit Facility and Term Loan Facility require that our annual financial statements include a report from our independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the uncertainty mentioned above, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. As a result, we are in default under our New Revolving Credit Facility and Term Loan Facility. On May 4, 2015, we entered into a Forbearance Agreement with respect to certain anticipated events of default, including the default under the New Revolving Credit Facility as a result of the “going concern” qualification in our 2014 audited financial statements. The administrative agent under the New Revolving Credit Facility has agreed to forbear certain anticipated events of default until June 30, 2015, or earlier if certain events occur, including the acceleration or exercise of remedies by any other lender or creditor and certain events of default under the Forbearance Agreement and New Revolving Credit Facility. Similarly, if we do not obtain a waiver under the Term Loan Facility within 180 days of notice, there will exist an event of default under the Term Loan Facility that will allow the lenders under the Term Loan Facility to be able to accelerate the debt. Any acceleration of the debt obligations under the New Revolving Credit Facility or Term Loan Facility would result in a cross-default and potential acceleration of the maturity of our other outstanding debt obligations. Therefore, all our outstanding debt obligations in the amount of $2,437 million (net of discount) and $1,989 million (net of discount) are presented in current liabilities as of March 31, 2015 and December 31, 2014, respectively. Additionally, the lenders under the Term Loan Facility are subject to a 180-day standstill before they are able to exercise remedies as a result of the uncured event of default.  Following the expiration of the 180-day standstill, the lenders are permitted to foreclose on the collateral securing the Term Loan Facility.

Due to reduced commodity prices and lower operating cash flows, coupled with substantial interest payments, we may be unable to maintain adequate liquidity and our ability to make interest payments in respect of our indebtedness could be adversely affected.

Recent declines in commodity prices have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows. In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing or considering a number of actions including (i) actively managing our debt capital structure through a number of alternatives, including debt repurchases, debt- for-debt exchanges, debt-for-equity exchanges and secured financing, (ii) in- and out-of-court restructuring, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.  We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

As of May 11, 2015, the total outstanding principal amount of our long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, our 2017 Notes, our 2019 Notes, 2020 Notes, and our Term Loan Facility, and, as of May 11, 2015, no extensions of credit are available under the New Revolving Credit Facility after giving effect to $28 million of outstanding letters of credit.

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

The borrowing base under the New Revolving Credit Facility was recently reduced by our lenders, and we are required to repay a portion of the borrowings under the New Revolving Credit Facility. Additionally, in the future, our borrowing base under the New Revolving Credit Facility may be further reduced by our lenders.

The New Revolving Credit Facility limits the amounts we can borrow up to the lesser of the committed amount and a borrowing base amount, which is subject to redeterminations by the lenders semi-annually each April 1 and October 1, beginning April 1, 2015 or such later time as we may agree upon request of the administrative agent, or as the majority lenders may agree upon our request. We and the lenders comprising two-thirds of the lenders as measured by exposure may each request two unscheduled borrowing base redeterminations during any 12-month period. Our borrowing base under the New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased from $1.0 billion to $750 million.  Because our New Revolving Credit Facility is fully drawn, the decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which must be repaid in six monthly installments of $41.54 million. We may not have the financial resources to make the mandatory deficiency principal prepayments required under our New Revolving Credit Facility, which could result in an event of default.  Additionally, failure to make any mandatory deficiency principal payment under our New Revolving Credit Facility may result in a cross-default under our Term Loan Facility and certain of our senior notes.

Additionally, the borrowing base under the New Revolving Credit Facility could increase or decrease further in connection with a future redetermination with increases being subject to the approval of all lenders and decreases (and redeterminations maintaining the borrowing base) being subject to the approval of two-thirds of the lenders as measured by exposure. If the prices for oil and natural gas remain weak or deteriorate, if we have a downward revision in estimates of our proved reserves, or if we sell oil and natural gas reserves, our borrowing base may be reduced.  The borrowing base is also subject to reduction as a result of certain issuances of additional debt, certain asset sales, cancellation of certain hedging positions or lack of sufficient title information.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of restricted stock during the first quarter of 2015.

	Total number of	Average price
Period	shares purchased (1)	per share
January	871,499	$0.2
February	—	—
March	—	—
Total	871,499	$0.2

Item 3. Defaults Upon Senior Securities.

See Note 3 to the Notes to Condensed Consolidated Financial Statements, “Liquidity and Ability to Continue as a Going Concern,” within Part I, Item I of this Quarterly Report on Form 10-Q.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

Item 6.   Exhibits

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Sabine Oil & Gas Corporation, restated as of December 19, 2014, incorporated herein by reference to Exhibit 3.1 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

3.2	Amended and Restated Bylaws, as amended December 16, 2014, incorporated herein by reference to Exhibit 3.4 to Form 8-K for Sabine Oil & Gas Corporation filed December 22, 2014 (File No. 001-13515).
10.1

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with Michael Magilton, dated January 6, 2015, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated January 7, 2015 (File No. 001-13515).

10.2

Offer letter between Sabine Oil & Gas and Michael Magilton, dated December 12, 2014, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Sabine Oil & Gas Corporation dated January 7, 2015 (File No. 001-13515).

10.3*	Sabine Oil & Gas Corporation 2014 Long-Term Incentive Plan – Form of Performance Award Letter.
10.4

Forbearance Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 4, 2015, by and among Sabine Oil & Gas Corporation, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated May 5, 2015 (File No. 001-13515).

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

*Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Sabine Oil & Gas Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE OIL & GAS CORPORATION
Date: May 11, 2015	By:	/s/ David J. Sambrooks
	Name:	David J. Sambrooks
	Title:	President, Chief Executive Officer and Chairman

	By:	/s/ Michael D. Magilton, Jr.
	Name:	Michael D. Magilton, Jr.
	Title:	Senior Vice President and Chief Financial Officer