Form 10-Q
period 2015-06-30
SABINE OIL & GAS CORP
filed 2015-08-07
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (832) 242-9600

Securities registered pursuant to Section 12 (b) of the Act:
Title of class	Name of each exchange on which registered
Common Stock, Par Value $0.10 Per Share	OTC Pink

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

213,230,298 shares of our $0.10 par value common stock were outstanding on August 5, 2015.

EXPLANATORY NOTE

As discussed in “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, on December 16, 2014, Sabine Oil & Gas LLC, a Delaware limited liability company (“Sabine O&G”), and Forest Oil Corporation, a New York corporation, completed the combination of their respective businesses through a series of transaction agreements (the “Combination”) whereby certain indirect equity holders of Sabine O&G contributed the equity interests in Sabine O&G to Forest Oil Corporation. In exchange for this contribution, the equity holders of Sabine O&G received shares of Sabine Oil & Gas Corporation (“Sabine”) common stock and Series A senior non-voting equity-equivalent preferred stock collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine (the “Combination”).  On December 19, 2014, Forest Oil Corporation changed its name to “Sabine Oil & Gas Corporation.” Because Sabine O&G was considered the accounting acquirer in the Combination under GAAP, Sabine O&G is also considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial and operating data of Sabine Oil & Gas Corporation included in this Quarterly Report on Form 10-Q which cover periods prior to the completion of the Combination, reflect the assets, liabilities and operations of Sabine O&G, the predecessor to Sabine Oil & Gas Corporation, and do not reflect the assets, liabilities and operations of Sabine Oil & Gas Corporation (which was then known as “Forest Oil Corporation”) prior to the Combination. References in this Quarterly Report on Form 10-Q to “Sabine,” “the Company,” “we,” “us” and “our” refer (i) with respect to the period from and after December 16, 2014, to the group of entities within the consolidated group of Sabine Oil & Gas Corporation, and (ii) with respect to the period prior to December 16, 2014, to the group of entities within the consolidated group of Sabine O&G, the predecessor, unless, in each case, otherwise indicated or the context otherwise requires. References in this Quarterly Report on Form 10-Q to “Forest” refer to Sabine Oil & Gas Corporation prior to the Combination, when it was known as “Forest Oil Corporation.” For more information regarding Forest’s historical operating data, please see the Company’s prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Certain Terms Used in this Quarterly Report on Form 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the following terms have the meanings set forth below:

•	“Bankruptcy Code” refers to title 11 of the United States Code.
•	“Bankruptcy Court” refers to the United States Bankruptcy Court for the Southern District of New York.
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

•	“Chapter 11” refers to chapter 11 of the Bankruptcy Code.
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

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$270,138	$3,252
Accounts receivable	58,511	108,110
Prepaid expenses and other current assets	22,032	13,092
Derivative instruments	82,299	160,217
Total current assets	432,980	284,671
Property, plant and equipment:
Oil and natural gas properties (full cost method)
Proved	4,393,131	4,214,260
Unproved	284,761	319,256
Gas gathering and processing equipment	15,958	14,315
Office furniture and fixtures	15,703	14,030
	4,709,553	4,561,861
Accumulated depletion, depreciation and amortization	(3,334,979)	(2,495,793)
Total property, plant and equipment, net	1,374,574	2,066,068
Other assets:
Derivative instruments	1,716	—
Deferred financing costs, net	20,034	34,862
Deferred income taxes	118,688	117,662
Other long-term assets	6,808	6,665
Total other assets	147,246	159,189
Total assets	$1,954,800	$2,509,928

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable – trade	$44,441	$83,282
Royalties payable	27,645	41,368
Accrued exploration and development	25,360	112,580
Accrued operating expenses and other	50,454	71,244
Accrued interest payable	68,405	30,946
Derivative instruments	2,342	4,645
Deferred income taxes	118,688	117,662
Current maturities of long-term debt, net of discount	2,458,187	1,988,883
Other short-term liabilities	14,144	14,304
Total current liabilities	2,809,666	2,464,914
Long-term liabilities:
Asset retirement obligation	39,955	39,382
Derivative instruments	189	2,269
Other long-term liabilities	64,715	67,155
Total long-term liabilities	104,859	108,806
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 authorized shares, 2,508,945 shares issued and outstanding at June 30, 2015 and December 31, 2014	25	25
Common stock, $0.10 par value, 650,000,000 authorized shares; 200,490,676 and 200,975,778 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	20,048	20,096
Additional paid in capital	1,565,625	1,564,805
Accumulated deficit	(2,545,423)	(1,648,718)
Total shareholders’ deficit	(959,725)	(63,792)
Total liabilities and shareholders’ deficit	$1,954,800	$2,509,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Oil, natural gas liquids and natural gas	$96,169	$120,970	$193,798	$233,276
Other	1,265	448	1,661	859
Total revenues	97,434	121,418	195,459	234,135
Operating expenses
Lease operating	22,652	12,083	47,006	23,454
Marketing, gathering, transportation and other	8,131	6,161	17,488	10,547
Production and ad valorem taxes	5,448	4,849	8,216	10,441
General and administrative	13,261	7,633	28,298	14,024
Depletion, depreciation and amortization	50,615	50,283	104,678	90,208
Accretion	481	223	955	439
Impairments	498,023	1,659	734,508	1,659
Other operating expenses	15,240	4,680	20,634	3,251
Total operating expenses	613,851	87,571	961,783	154,023
Other income (expenses)
Interest expense, net of capitalized interest	(77,790)	(26,811)	(148,037)	(52,636)
Gain (loss) on derivative instruments	(18,468)	(16,915)	17,656	(39,041)
Total other expenses	(96,258)	(43,726)	(130,381)	(91,677)
Net loss before income taxes	(612,675)	(9,879)	(896,705)	(11,565)
Income tax expense	—	—	—	—
Net loss	$(612,675)	$(9,879)	$(896,705)	$(11,565)
Net loss per share:
Basic	$(3.06)	$(0.08)	$(4.48)	$(0.10)
Diluted	$(3.06)	$(0.08)	$(4.48)	$(0.10)
Weighted average shares outstanding – basic	200,404	118,863	200,351	118,863
Weighted average shares outstanding – diluted	200,404	118,863	200,351	118,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

 (in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2013	—	$—	118,863	$11,885	$1,511,123	$(1,321,998)	$201,010
Consideration transferred	—	—	79,242	7,924	32,489	—	40,413
Issuance of preferred stock	2,509	25	—	—	(25)	—	—
Restricted stock	—	—	2,871	287	(287)	—	—
Amortization of stock based compensation	—	—	—	—	1,041	—	1,041
Tax effect of transactions with entities under common control	—	—	—	—	20,464	—	20,464
Net loss	—	—	—	—	—	(326,720)	(326,720)
Balance as of December 31, 2014	2,509	$25	200,976	$20,096	$1,564,805	$(1,648,718)	$(63,792)
Restricted stock granted and repurchased	—	—	(485)	(48)	(138)	—	(186)
Amortization of stock based compensation	—	—	—	—	958	—	958
Net loss	—	—	—	—	—	(896,705)	(896,705)
Balance as of June 30, 2015	2,509	$25	200,491	$20,048	$1,565,625	$(2,545,423)	$(959,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(896,705)	$(11,565)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	104,678	90,208
Impairments	734,508	1,659
Gain on sale of assets	—	(1,500)
Accretion expense	955	439
Non-cash interest expense	80,252	1,542
Amortization of deferred financing costs	15,393	6,466
Loss on derivative instruments	74,122	32,037
Amortization of option premiums	(2,303)	(7,955)
Amortization of prepaid expenses	3,182	1,805
Non-cash stock based compensation	958	—
Other, net	881	(54)
Working capital and other changes:
(Increase) decrease in accounts receivable	56,697	(13,212)
Increase in other assets	(12,094)	(1,009)
Increase (decrease) in accounts payable, royalties payable and accrued liabilities	(71,232)	754
Net cash provided by operating activities	89,292	99,615

Cash flows from investing activities:
Oil and natural gas property additions	(250,177)	(294,393)
Oil and natural gas property acquisitions	—	(36,772)
Gas processing equipment additions	(1,644)	(2,322)
Other asset additions	(1,673)	(1,769)
Cash received from sale of assets	6,398	10,369
Net cash used in investing activities	(247,096)	(324,887)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	425,987	250,000
Debt repayments for the senior secured revolving credit facility	—	(25,000)
Debt issuance costs	(1,110)	(146)
Shares repurchased	(187)	—
Net cash provided by financing activities	424,690	224,854

Net increase (decrease) in cash and cash equivalents	266,886	(418)
Cash and cash equivalents, beginning of period	3,252	11,821
Cash and cash equivalents, end of period	$270,138	$11,403

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

On December 16, 2014, pursuant to a series of transaction agreements, certain indirect equity holders (such indirect equity holders are referred to as the “Legacy Sabine Investors”) of Sabine Oil & Gas LLC (“Sabine O&G”) contributed the equity interests in Sabine O&G to Sabine (which was then known as “Forest Oil Corporation”). In exchange for this contribution, the Legacy Sabine Investors received shares of Sabine common stock and Sabine Series A preferred stock collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine. Holders of Sabine common stock immediately prior to the closing of the Combination continued to hold their Sabine common stock following the closing, which immediately following the closing represented approximately a 26.5% economic interest in Sabine and 60% of the total voting power in Sabine.

On December 19, 2014, the Company filed a certificate of amendment with the New York Secretary of State to change its name from “Forest Oil Corporation” to “Sabine Oil & Gas Corporation.”

2.Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11

On July 15, 2015, the Company and certain of its subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corp., Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company will account for the bankruptcy in accordance with ASC 852, Reorganizations, in the quarterly period ended September 30, 2015.

By certain “first day” motions filed in the Chapter 11 Cases, the Company obtained Bankruptcy Court approval (on an interim basis) to, among other things and subject to the terms of the orders entered by the Bankruptcy Court pay employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners. A final hearing on the motions to satisfy the Company’s obligations to certain third parties and to forward funds held by the Company that belong to third parties will be held on August 10, 2015.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this Quarterly Report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

There can be no assurances regarding the Company’s ability to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of its assets that satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

Liquidity and Ability to Continue as a Going Concern

The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes. The Company has classified all debt as current at June 30, 2015. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported income and expenses could be required and could be material. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein.

On February 25, 2015, the Company borrowed approximately $356 million under its New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. As of June 30, 2015, the Company did not have credit extensions available under the New Revolving Credit Facility due to the going concern and certain other defaults described below. As of June 30, 2015, the total outstanding principal amount of the Company’s debt obligations was $2.821 billion, consisting of approximately $971 million of borrowings under the New Revolving Credit Facility, $350 million of the 2017 Notes, $800 million of the Legacy Forest Notes, and a $700 million Term Loan Facility. In addition, as of June 30, 2015, the Company had approximately $27 million of outstanding letters of credit under the New Revolving Credit Facility. Additionally, the Company’s cash balance at June 30, 2015 was approximately $270.1 million. For additional detail on each of the debt obligations, including definitions of the terms “New Revolving Credit Facility,” “2017 Notes,” “Legacy Forest Notes” and “Term Loan Facility,” please see Note 8 herein.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters. For additional detail regarding the Company’s other defaults under its debt obligations, please see Note 8 herein.

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

3.Immaterial Misstatement

Subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2014, during the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2015 management identified a misstatement in the presentation of deferred taxes associated with its 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007 and, the 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012 and, the effects of adjusting the allocation of the stepped-up basis in certain assets relating to the effects of the Combination. Such amounts should have been presented as current deferred tax liabilities as of December 31, 2014. The Company also corrected the classification of certain assets related to post-retirement benefit obligations that had previously been presented as Other short-term assets. Such amounts should have been presented as other long term-assets. Management concluded that these misstatements are immaterial, individually and in the aggregate. The effects of these misstatements on previously reported December 31, 2014 balances in the Annual Report on Form 10-K are presented below:

	Consolidated Balance Sheet
	as of December 31, 2014
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Assets
Current assets:
Other short-term assets	$8,120	$(6,565)	$1,555
Other assets:
Deferred income taxes	46,084	71,578	117,662
Other long-term assets	100	6,565	6,665
Total assets	$2,438,350	$71,578	$2,509,928

Liabilities and shareholders’ deficit
Current liabilities:
Deferred income taxes	$46,084	$71,578	$117,662
Total liabilities and shareholders’ deficit	$2,438,350	$71,578	$2,509,928

4.Significant Accounting Policies

Basis of Presentation

The Company presents its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying condensed consolidated financial statements include Sabine and its wholly owned subsidiaries. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of the Company at June  30, 2015, and the results of its operations and its cash flows for the periods presented. Interim results are not necessarily indicative of expected future results because of various factors including the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on the Company’s revenues and the fair values of its derivative instruments.

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

The condensed consolidated financial statements have been prepared as if Sabine is a going concern but do not reflect the application of ASC 852, Reorganizations, which will be reflected in the quarterly period ended September 30, 2015. During the pendency of the bankruptcy proceedings, the Company will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Oil and Natural Gas Properties and Equipment

For the three and six months ended June 30, 2015, the Company recognized an impairment of $498.0 million and $734.5 million, respectively, for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. For the three and six months ended June  30, 2014, the Company did not recognize an impairment for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended June 30, 2015 and 2014 were $3.39 and $4.10, respectively, for natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended June  30, 2015 and 2014 were $71.68 and $100.11, respectively, for oil.

The Company’s depletion expense on oil and natural gas properties is calculated each quarter utilizing period end proved reserve quantities. The Company recorded $50.0 million and $49.6 million of depletion on oil and natural gas properties for the three months ended June 30, 2015 and 2014, respectively, and $103.2 million and $88.9 million for the six months ended June 30, 2015 and 2014, respectively. As a rate of production, depletion was $1.86 per Mcfe and $2.65 per Mcfe for the three months ended June 30, 2015 and 2014, respectively, and $1.90 per Mcfe and $2.52 per Mcfe for the six months ended June 30, 2015 and 2014, respectively.

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

Loss per Share

No potential common shares are included in the computation of any diluted per share amount when a net loss exists because they would be deemed antidilutive, as was the case for the three and six months ended June  30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB elected to defer the effective date of ASU 2014-09 until annual and interim periods beginning after December 15, 2017.  Entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

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

5.Significant Customers

During the three and six months ended June 30, 2015, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. During the three months ended June 30, 2015 purchases by Enbridge Pipeline (East Texas) LP, Sunoco Partners Marketing & Terminal LP and NGL Crude Logistics LLC accounted for approximately 27%,  12% and 12% of oil, natural gas liquids and natural gas sales, respectively. During the six months ended June 30, 2015  purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC and Sunoco Partners Marketing & Terminal LP accounted for approximately 24%,  13% and 11% of oil, natural gas liquids and natural gas sales, respectively. During the three and six months ended June 30, 2014, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. During the three months ended June 30, 2014 purchases by Eastex Crude Company, Laclede Energy and Enbridge Pipeline (East Texas) LP accounted for approximately 15%,  13% and 13% of oil, natural gas liquids and natural gas sales, respectively. During the six months ended June 30, 2014 purchases by Eastex Crude Company, Enbridge Pipeline (East Texas) LP and Laclede Energy accounted for approximately 14%,  14% and 12% of oil, natural gas liquids and natural gas sales, respectively.

6.Income Taxes
Effective Tax Rate

For the three and six months ended June  30, 2015, we recorded no income tax expense or benefit, resulting in an effective tax rate of 0%.  The significant difference between our effective tax rate and federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax assets in excess of deferred tax liabilities.

Immaterial Misstatement of Deferred Tax Assets and Liabilities

As discussed in Note 3, the Company has adjusted the Consolidated Balance Sheet as of December 31, 2014 to adjust for an error in the classification of the current deferred tax liabilities and non-current deferred tax assets resulting from the deferred tax liabilities associated with the 2019 Notes and 2020 Notes which were presented as current as of December 31, 2014, and the effects of adjusting the allocation of the stepped-up basis in certain assets relating to the effects of the Combination. The deferred taxes related to the net operating loss carry forwards and valuation allowance were also adjusted to $180 million and $345 million, respectively.  The effects of this misstatement on previously issued disclosures are corrected below. There is no effect to the Statement of Operations as a result of this misstatement.

Net Deferred Tax Assets and Liabilities

The components of net deferred tax assets and liabilities at December 31, 2014 are as follows:

As of
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

Net Operating Loss

U.S. federal net operating loss carryforwards (“NOLs”) at December 31, 2014 were adjusted to be approximately $515 million, of which $483 million is subject to limitation under Section 382 of the Internal Revenue Code. The

Company increased the NOL by $402 million because there is more likelihood the NOL can be utilized. The NOL balance excludes those NOLs that the Company believes the likelihood of utilization to be remote as a result of limitations imposed under Section 382 of the Internal Revenue Code. Certain of the NOLs are scheduled to expire in 2019 and 2020 and the remaining will expire after 2034. Additional analysis of the IRC 382 limitations will be done upon filing of the corporate income tax return and could result in a change to the value of the NOLs. In connection with the Company’s bankruptcy filing, the Company filed a motion to preserve the NOLs.

Valuation Allowance

A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company believes it is more likely than not that the overall deferred tax asset, including the deferred tax asset related to the NOL, will not be realized. At December 31, 2014, the Company recorded  a valuation allowance of $345 million, which is the amount of deferred tax assets that exceed deferred tax liabilities, and are more likely than not that will not be realized.

7.Property Acquisitions and Divestitures

The results of the Combination described below are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition’s close date of December 16, 2014.

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

All assets and liabilities including oil and gas properties were recorded at their fair value. In determining the fair value of the oil and gas properties, the Company prepared estimates of oil and natural gas reserves. The Company used estimated future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by management to calculate fair value of assets acquired and liabilities assumed. The Company may record purchase price adjustments as a result of changes in such estimates. No material adjustments have been recorded as of June  30, 2015.

Total pro forma impact of the Combination assuming the acquisition occurred on January 1, 2013 was an increase to “Total revenues” on the Condensed Consolidated Statement of Operations of $52.0 million and $108.0 million for the three and six months ended June  30, 2014, and an increase to “Net loss” on the Condensed Consolidated Statement of Operations of $8.8 million and $15.5 million for the three and six months ended June  30, 2014.

8.Debt
Senior Notes

2017 Notes

The Company and the Company’s subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, have $350 million in 9.75% senior unsecured notes due 2017 (the “2017 Notes”) currently outstanding. The

2017 Notes are unsecured obligations that bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $1.0 million and $1.4 million at June  30, 2015 and December 31, 2014, respectively. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto. Due to the amortization of the discount, the effective interest rate on the 2017 Notes as of June  30, 2015 was 10.33%. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2017 Notes.

2019 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. The Company did not to pay the interest payment on the 2019 Notes that was due on June 15, 2015. In conjunction with the consummation of the Combination, the Company recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $252.9 million and $284.9 million at June  30, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2019 Notes for the six months ended June  30, 2015 was 18.31%.

On February 25, 2015, the Company received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes. The Company’s filing of the Bankruptcy Petitions described in Note  2 herein constitutes an event of default that accelerated the Company’s obligations under the 2019 Notes.

2020 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $106.6 million and $116.9 million at June  30, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2020 Notes for the six months ended June  30, 2015 was 16.72%. On May 14, 2015, the Company received notice that Delaware Trust Company has been appointed as successor trustee under the indenture governing the 2020 Notes. The Company’s filing of the Bankruptcy Petitions described in Note  2 herein constitutes an event of default that accelerated the Company’s obligations under the 2020 Notes.

The New Revolving Credit Facility

On December 16, 2014, in connection with the consummation of the Combination, the Company amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, maturing on April 7, 2016, by and among Sabine O&G, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto (the “Former Revolving Credit Facility”) with the Second Amended and Restated Credit Agreement (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit. On April 27, 2015 the borrowing base for the New Revolving Credit Facility was reduced to $750 million.  The New Revolving Credit Facility matures on April 7, 2016.

On May 4, 2015, the Company entered into a Forbearance Agreement and First Amendment (the “NRCF Forbearance Agreement”) to the New Revolving Credit Facility to address certain events of default that were present.  Pursuant to the NRCF Forbearance Agreement, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Forbearance Agreement or Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial NRCF Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in the Company’s 2014 audited financial statements, (ii) the failure of the Company to make the April 2015 interest payment due under the Term

Loan Facility, and (iii) any failure of the Company to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, the Company agreed during the Initial NRCF Forbearance Period to, among other things, tighten certain covenants under the New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties.

On June 30, 2015, the Company entered into an Amendment (the “NRCF Forbearance Amendment”) to the NRCF Forbearance Agreement.  Pursuant to the NRCF Forbearance Amendment, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the NRCF Forbearance Agreement or New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) July 15, 2015 (the “Second Forbearance Period”), with respect to the Company’s currently existing events of default under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, the Company agreed during the Second Forbearance Period to (i) further limit its ability to sell assets, (ii) undertake efforts to appoint a chief restructuring officer, (iii) implement procedures to segregate the proceeds of collateral under the New Revolving Credit Facility and (iv) pay a forbearance fee equal to $500,000. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

The Company’s filing of the Bankruptcy Petitions described in Note  2 herein constitutes an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters.

Prior to May 29, 2015, loans under the New Revolving Credit Facility bore interest at the Company’s option at either:

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

Beginning in May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the loans under the New Revolving Credit Facility will bear interest at the Revolving Base Rate.

As of June  30, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility totaled approximately $971 million and $545 million, respectively, and there were $27 million and $29 million of outstanding letters of credit, respectively. Additionally, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility had a weighted average interest rate of 3.6% and 3.2% for the three and six months ending June 30, 2015.  Borrowings outstanding under the Former Revolving Credit Facility had a weighted average interest rate of 2.2% and 2.3% for the three and six months ended June  30,  2014.

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

On May 20, 2015, the Company entered into a Forbearance Agreement and Third Amendment (the “Term Loan Forbearance Agreement”) to the Term Loan Facility.  Pursuant to the Term Loan Forbearance Agreement, the lenders under the Term Loan Facility have agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Term Loan Forbearance Agreement or Term Loan Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial Term Loan Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in the Company’s 2014 audited financial statements and (ii) the failure of the Company to make the April 2015 interest payment due under the Term Loan Facility.  In exchange for the lenders under the Term Loan Facility agreeing to forbear, the Company has agreed during the Initial Term Loan Forbearance Period to, among other things, tighten certain covenants under the Term Loan Facility.

On July 8, 2015, the Company entered into an Amendment (the “Term Loan Forbearance Amendment”) to the Term Loan Forbearance Agreement.  Pursuant to the Term Loan Forbearance Amendment, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Term Loan Forbearance Agreement or Term Loan Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) the earlier of the termination of the forbearance period under the New Revolving Credit Facility and July 15, 2015 (the “Second Term Loan Forbearance Period”), with respect to the Company’s then currently existing events of default under the Term Loan Facility.  In exchange for the lenders agreeing to forbear, the Company agreed during the Second Term Loan Forbearance Period to, among other things, tighten certain covenants under the Term Loan Facility.

The Company’s filing of the Bankruptcy Petitions described above in Note 2 constitutes an event of default that accelerated the Company’s obligations under the Term Loan Facility.  Additionally other events of default are present due to the failure to make interest payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters.

Loans under the Term Loan Facility bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”).  Any time an interest period for loans expires during an event of default under the Term Loan Facility, such loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three and six months ended June 30, 2015 and 2014 was 8.8%.

All of the Company’s restricted subsidiaries that guarantee its New Revolving Credit Facility have guaranteed the Term Loan Facility.  The obligations under the Term Loan Facility are secured by the same collateral that secures the New Revolving Credit Facility, but the liens securing such obligations are second priority liens to the liens securing the New Revolving Credit Facility. However, the validity of certain liens securing the Term Loan Facility are currently in dispute pursuant to the lawsuit filed by the Company against the Term Loan Facility administrative agent, Wilmington Trust, N.A.

9.Shareholders’ Deficit
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

Additionally, approximately 16.9 million shares and approximately 0.7 million shares of service-based restricted stock were awarded subsequent to the consummation of the Combination in 2014 and in the six months ended June  30, 2015, respectively. Refer to Note 10.

At June  30, 2015, the Company had 650.0 million Common Shares, par value $0.10 per share, authorized and 200.5 million shares issued and outstanding.

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

The Company has a significant amount of indebtedness that is senior to its existing common stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing common stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.  Additionally, as a result of the filing of the Bankruptcy Petitions, the Company’s common stock can no longer be traded on the OTCQB Marketplace and is now trading on the OTC Pink Marketplace.

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

At June  30, 2015, the Company had 10.0 million Series A Preferred Shares, par value $0.01, authorized and 2.5 million shares issued and outstanding.

The Company has a significant amount of indebtedness that is senior to its existing preferred stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing preferred stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

Incentive Units

The Incentive Units were issued pursuant to the Combination in exchange for Incentive Units that were outstanding prior to the Combination, and were amended in connection with the closing of the Combination. The Incentive Units that were outstanding prior to the Combination were not a substantive class of equity and participated only upon liquidation events meeting certain requisite financial thresholds which were not considered probable, and, as such, were considered to be liability-based awards with no fair value recognized. As amended, the Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares). As such, the Incentive Units as amended in connection with the Combination were considered to be equity-based awards with a grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite derived service period. The compensation expense recognized during the three and six months ended June  30, 2015 was approximately $0.1 million and $0.2 million, respectively.

10.Stock-Based Compensation
Description of plan

In November 2014, the Company adopted the 2014 LTIP under which nonstatutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to employees, directors and consultants of the Company. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 20 million shares. On December 16, 2014, in connection with the closing of the Combination, subject to the approval of the Sabine shareholders, the board of directors of Sabine voted to amend the 2014 LTIP to increase the total number of Common Shares reserved for issuance in connection with awards under the 2014 LTIP from 20 million to 40 million, effective as of the date of such shareholder approval. As of June 30, 2015, the Company had 3.2 million shares available for issuance under the 2014 LTIP.

Restricted stock

The following table summarizes the restricted stock activity in the 2014 LTIP for the six months ended June  30, 2015.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date Fair	for Future Issuance
	Shares	Value	under 2014 LTIP
Unvested at December 31, 2014	13,923,230	$0.34	3,205,597
Awarded	719,132	0.24	(719,132)
Vested	(549,580)	0.34	—
Forfeited	(712,669)	0.34	712,669
Unvested at June 30, 2015	13,380,113	0.33	3,199,134

The grant date fair value of restricted stock is determined by averaging the high and low stock price of a share of Sabine common stock as published by the OTC Bulletin Board on the date of grant. Of the unvested restricted stock as of June 30, 2015,  11,644,197 shares vest as follows: (i) two-thirds will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third will vest in full on the fourth anniversary of the date of grant; 1,135,916 shares vest ratably over three years; and 600,000 shares vest ratably over four years. Restricted stock may vest earlier upon a qualifying disability, death, certain involuntary terminations, or a change in control of the Company in accordance with the terms of the underlying agreement.

The Company has a significant amount of indebtedness that is senior to its existing common stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing restricted stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.  Additionally, as a result of the filing of the Bankruptcy Petitions, the Company’s common stock can no longer be traded on the OTCQB Marketplace and is now trading on the OTC Pink Marketplace.

Compensation costs

Stock compensation expense associated with restricted stock awards for the three and six months ended June  30, 2015 was $0.4 million and $0.7 million, respectively.

11.Statement of Cash Flows

During the six months ended June 30, 2015, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of June 30, 2015 were $34.3 million.

During the six months ended June 30, 2014, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of June 30, 2014 were $125.9 million.
•	Accrued debt issuance costs as of June 30, 2014 were $1.1 million.

The Company paid $53.7 million and $47.0 million for interest during the six months ended June 30, 2015 and 2014, respectively, net of capitalized interest.

12.Derivative Financial Instruments

Throughout the six months ended June 30, 2015, the Company has executed derivative contracts as market conditions allowed in order to economically hedge anticipated future cash flows from oil and natural gas producing activities. No contracts were executed during the three months ended June 30, 2015. These include both oil and natural gas fixed-price swap agreements covering certain portions of anticipated 2016 and 2017 production volumes. The Company executed option contracts including written oil call agreements, as well as purchased oil put agreements, covering certain portions of anticipated 2016 oil production. No material premiums were recognized as a result of these option agreements. None of the fixed-price swap or option contracts were designated for hedge accounting, with all mark-to-market changes in fair value recognized currently in earnings. See the table below for specific volume, timing, and pricing details regarding Sabine’s outstanding trade positions.

Additionally, prior to the six months ended June 30, 2015, the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2015 through 2016. No material premiums were recognized as a result of these option agreements. Sabine has sold a swaption agreement allowing the counterparty the option to execute a fixed price swap agreement at a contracted price on contracted volumes before an expiration date. Sabine’s sold swaption contract expires at December 31, 2015. The net unamortized premium included in short-term derivative liabilities is $2.3 million at June 30, 2015.  No unamortized premium remained in long-term derivative liabilities at June 30, 2015. See the table below for specific volume, timing, and pricing details regarding Sabine’s derivative positions.

Throughout the six months ended June  30, 2014,  the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2014 through 2016, for which a net premium was recognized.  In March 2014, Sabine restructured certain sold call contracts for which the Company had previously recognized a premium liability related to 2015 volumes. As a result of this restructuring, the Company released $4.4 million of premium liability into earnings, recognized in “Gain (loss) on derivative instruments” on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2014.

The following swaps and options were outstanding with associated notional volumes and contracted swap, floor, and ceiling prices that represent hedge weighted average prices for the index specified as of June 30, 2015:

Natural Gas
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)	($/MMbtu)
2015	Collar	1,840,000	$—	$—	$4.10	$4.30
2015	Swap	27,232,000	$4.11	$—	$—	$—
2015	Swap with sub floor	11,040,000	$4.25	$3.70	$—	$—
2016	Swap	24,522,000	$3.26	$—	$—	$—
2016	Sold call	21,960,000	$—	$—	$—	$5.00

Oil
			Weighted Average Prices
Settlement Period	Derivative Instrument	Notional Amount	Swap	Sub Floor	Floor	Ceiling
		(Bbl)	($/Bbl)
2015	Swap	1,107,680	$89.66	$—	$—	$—
2015	Swap with sub floor	171,120	$89.50	$73.47	$—	$—
2016	Swap	640,500	$63.62	$—	$—	$—
2016	Collar	366,000	$—	$—	$60.00	$68.05
2016	Swaption	366,000	$98.00	$—	$—	$—
2017	Swap	547,500	$64.80	$—	$—	$—

To the extent the Company enters into derivatives, these positions are with counterparties who are Sabine’s lenders at the inception of the derivative. The Company’s credit facility provides for collateralization of amounts outstanding from the Company’s derivatives in addition to amounts outstanding under the facility. Additionally, default on any of the Company’s obligations under derivatives with counterparty lenders could result in acceleration of the amounts outstanding under the credit facility. The fair value for each derivative takes credit risk into consideration, whether it be Sabine’s counterparties’ or Sabine’s own. Derivatives are classified as current or non-current derivative assets and liabilities, based on the expected timing of settlements.

The table below presents the Company’s “Gain (loss) on derivative instruments” located in Other income (expenses) in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Gain (loss) on derivative instruments	$(18,468)	$(16,915)	$17,656	$(39,041)

Sabine received $43.5 million and paid $7.6 million on settlements of derivatives in three months ended June  30,  2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 Sabine received $89.5 million and paid $15.0 million, respectively.

Sabine’s derivative contracts are executed with counterparties under certain master netting agreements that allow the Company to offset assets due from, and liabilities due to, the counterparties. The table below presents the carrying value of Sabine’s derivative assets and liabilities both before and after the impact of such netting agreements in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	Derivative Assets
		June 30,	December 31,
		2015	2014
		(in thousands)
		Fair Value
Current assets	Derivative Instruments	$99,152	$191,765
Total current asset fair value		$99,152	191,765

Other assets	Derivative Instruments	2,895	—
Total long-term asset fair value		2,895	—

Less: Counterparty set-off		(18,032)	(31,548)
Total derivative asset net fair value		$84,015	$160,217

	Derivative Liabilities
		June 30,	December 31,
		2015	2014
		(in thousands)
		Fair Value
Current liabilities	Derivative Instruments	$(2,342)	$(4,645)
Current assets (1)	Derivative Instruments	(16,853)	(31,548)
Total current liability fair value		(19,195)	(36,193)

Long-term liabilities	Derivative Instruments	(189)	(2,269)
Other assets (1)	Derivative Instruments	(1,179)	—
Total long-term liability fair value		(1,368)	(2,269)

Less: Counterparty set-off		18,032	31,548
Total derivative liability net fair value		$(2,531)	$(6,914)

(1)	Impact of counterparty right of set-off for derivative instruments subject to certain master netting agreements.

At June 30, 2015, and December 31, 2014,  none of the Company’s outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to Sabine upon any change in the Company’s credit ratings.

Subsequent to June 30, 2015 through August 7, 2015, Sabine has not entered into additional derivative contracts. Additionally, the Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce our Credit Facility.  Other terminations resulted in approximately $70.4 million of direct offsets against the Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015 and the Credit Facility balance as of August 7, 2015 is approximately $876.3 million excluding letters of credit.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements
	(in millions)
	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Derivative Assets	$—	$102.0	$—	$102.0
Derivative Liabilities	—	(20.5)	—	(20.5)
Total	$—	$81.5	$—	$81.5

	Recurring Fair Value Measurements
	(in millions)
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative Assets	$—	$191.8	$—	$191.8
Derivative Liabilities	—	(38.5)	—	(38.5)
Total	$—	$153.3	$—	$153.3

The observable data includes the forward curve for commodity prices and interest rates based on quoted markets prices and prospective volatility factors related to changes in commodity prices, as well as the impact of the Company’s non‑performance risk as well as the non-performance risk of its counterparties which is derived using credit default swap values.

The Company measures fair value of its long-term debt based on a Level 2 methodology using quoted market prices which include consideration of the Company’s credit risk. The following table outlines the fair value of the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
New Revolving Credit Facility
Carrying Value	$970,987	$545,000
Fair Value	$414,641	$512,414

Term Loan Facility
Carrying Value, net of discount	$697,739	$696,916
Fair Value	$250,753	$653,798

2017 Senior Notes
Carrying Value, net of discount	$348,983	$348,669
Fair Value	$55,563	$190,400

2019 Senior Notes
Carrying Value, net of discount	$325,009	$293,064
Fair Value	$117,894	$184,932

2020 Senior Notes
Carrying Value, net of discount	$115,469	$105,234
Fair Value	$49,414	$73,311

Sabine utilizes fair value on a non-recurring basis to perform impairment tests as required on the Company’s inventory and property, plant and equipment. For the three and six months ended June 30, 2015 and 2014, the Company recorded no impairment charges for gas gathering and processing equipment. For the three and six months ended June 30, 2015 and 2014, Sabine had no material impairment charges related to the write-down of carrying value of certain sizes of casing inventory. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition (Note 7). The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified as Level 3. Additionally, the Company uses fair value to determine the inception value of the Company’s asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified as Level 3.

14.Commitments and Contingencies

Legal and Regulatory

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued when probable and reasonably estimable based on the Company’s best estimate of the potential loss. The Company has recognized $28.0 million and $27.4 million of accrued liabilities in relation to legal proceedings which is classified within “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. Additionally, as of June 30, 2015 and December 31, 2014, the Company had AROs of approximately $49.4 million and $48.8 million, of which $9.4 million was reported in Other short-term liabilities on the Condensed Consolidated Balance Sheets in each period, attributable to the plugging of abandoned wells. There have been no updates to significant legal cases in the three months ended June 30, 2015 other than that all pending litigation has been stayed due to the filing of Sabine’s voluntary petition for relief under Chapter 11 of title 11 of the United States Code.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015. On May 1, 2015, the Texas Supreme Court requested full briefing on the merits. Sabine filed its brief on July 1, 2015. On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York. As a result of the pending bankruptcy, this matter is currently stayed.

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

On March 13, 2015, plaintiffs informed Sabine that they believed Sabine had materially violated the terms of the memorandum of understanding by (i) failing to replace or create a mechanism to replace an independent director who resigned from the board of directors in January of 2015, and (ii) making changes to the terms of the merger agreement that were not necessary or required to facilitate the consummation of the proposed transaction without first disclosing and permitting shareholders to vote on the changes. Sabine disagrees with plaintiffs’ position and believes it has fully complied with the memorandum of understanding. In an attempt to facilitate a resolution, however, Sabine offered to: (i) appoint an independent director if an additional director was added to the Board of Directors (bringing the total number of directors eight in the next twelve months, and (ii) remove or waive the “Reincorporation Penalty” provision.  Plaintiffs accepted the offer on April 22, 2015, contingent upon the Parties’ reaching agreement on a stipulation of settlement, which they are presently negotiating.

The stipulation of settlement will be subject to customary conditions, including court approval.  In the event the parties enter into a stipulation of settlement, a hearing will be scheduled at which the New York Court will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the court, it will resolve and release all claims or actions that were or could have been brought challenging any aspect of the proposed combination transaction, the Amended and Restated Agreement and Plan of Merger, the merger agreement originally entered into by Sabine Investor Holdings LLC, Forest Oil, New Forest Oil Inc. and certain of their affiliated entities on May 5, 2014, any disclosure made in connection therewith, including the Definitive Proxy Statement, and all other matters that were the subject of the complaint in the New York action, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that the parties will negotiate in good faith regarding the amount of attorney’s fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions.  There can be no assurances that the parties will ultimately enter into a stipulation of settlement or that the New York Court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  The parties are presently negotiating the stipulation of settlement.  At this time, the Company is unable to estimate the potential outcome of this litigation or the ultimate exposure.

On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

Wilmington Savings Fund Society, FSB v. Forest Oil Corporation

On February 26, 2015, the Company was served with a complaint concerning the indenture governing our 2019 Notes. The complaint is pending in the Supreme Court of the State of New York and generally alleges that certain events of default occurred with respect to the 2019 Notes due to the business combination between Forest Oil Corporation and Sabine Oil & Gas LLC. The Company also received a notice of default and acceleration from the trustee with respect to the 2019 Notes containing similar allegations. If the Company is not successful in their defense of this complaint, the Company may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes, and if the court determines the Company is in default under the indenture governing the 2019 Notes, a cross-default and acceleration under Sabine’s other debt agreements may result. Sabine filed its Answer to the complaint on April 17, 2015. Sabine believes these allegations against the Company are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. However, Sabine is unable to predict the outcome of such matter, and the proceedings may have a negative impact on the Company’s liquidity, financial condition and results of operations.

Sabine is separately evaluating potential claims that the Company may assert against the trustee for the 2019 Notes for any and all losses the Company may suffer as a result of the complaint or notice. Sabine can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. While Sabine intends to vigorously defend the claims against the Company and believe they are without merit, an adverse ruling could cause the Company’s indebtedness to become immediately due and payable.

Additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which we are a party and with respect to the business combination.

On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, the Company filed an adversary proceeding asserting, on our behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint (the “Complaint”) states that at the time of the Business Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, Forest Oil Corporation was insolvent from a balance-sheet standpoint. The Complaint also alleges that Forest Oil Corporation did not receive reasonably equivalent value in exchange for pledging hundreds of millions of dollars of oil and gas assets to secure the Term Loan Facility debt that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, Sabine is seeking to avoid and preserve, for the benefit of the Company’s unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that secured the $650 million in preexisting Sabine Oil & Gas LLC debt under the Term Loan Facility.

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP-G”) initiated arbitration against Sabine alleging that we breached various provisions, along with our duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP-G entered into in May 2013 and the Acid Gas Handling Agreement with HPIP-G entered into in May 2014.  HPIP-G has not yet specified the amount of the recovery it seeks pursuant to these claims.  HPIP-G also seeks to exercise a contractual provision requiring us to purchase the facilities governed by the two agreements in the event the related drilling program terminates.  The alleged purchase price is approximately $80 million.  On December 19, 2014, Sabine filed the Company’s Answering Statement and Notice of Counterclaim, asserting generally that HPIP-G breached various provisions of the agreements, resulting in damages to the Company  of approximately $25 million.  Sabine further alleged that the Company’s drilling program has not terminated.  A three person arbitration panel has been selected; however the arbitration is stayed due to the pending bankruptcy.

Drilling and Completion

At June  30, 2015, Sabine had two drilling rigs under contracts which expire in 2018. On June 22, 2015 the Company terminated one rig contract and recognized $4.5 million in rig termination fees. As of June  30, 2015 total future commitments relating to the Company’s secured rig and servicing contracts were $47.5 million over the next three years.

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

As part of Sabine’s ongoing operations, since inception the Company has contracted with affiliates of Nabors to secure drilling rigs and other services for the oil and natural gas well activity the Company has undertaken. The Company recognized a liability in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 of $1.7 million and $11.8 million, respectively, for these services which are reflected in “Accounts payable – trade” and “Accrued exploration and development” balances in the Condensed Consolidated Balance Sheets.

Other Commitments

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  As a result, the Company has classified all debt as current at June 30, 2015. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein.

The Company’s New Revolving Credit Facility and Term Loan Facility require that the Company’s annual financial statements include a report from its independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the uncertainty surrounding the Company’s ability to pay its debt obligations, the report of the Company’s independent registered public accounting firm that accompanied its audited consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding the substantial doubt about its ability to continue as a going concern. As a result, a default exists under the Company’s New Revolving Credit Facility and Term Loan Facility due to the “going concern” qualification.  For additional detail regarding the Company’s other defaults under its debt obligations, please see Note 8 herein.

The Company has operating commitments which consist of committed production and development activities. The gas and condensate gathering agreements for the transportation and processing of natural gas and condensate cover certain properties with contractually obligated annual minimum volume commitments of gas and condensate. Under the terms of the agreements, the Company is required to make deficiency payments for any shortfalls in delivering the minimum volumes under these commitments and the Company recognizes shortfalls on a quarterly basis. The Company recognized $0.6 and $1.6 million in Other operating expenses on the Condensed Consolidated Statement of Operations in the three and six months ended June 30, 2015 under these commitments. No shortfalls were recognized for the three and six months ended June 30, 2014 under these commitments. The drilling commitment requires an annual minimum of one well be drilled each year through May 2, 2017. Under the terms of the agreement, the Company is required to purchase the associated gathering facilities should this commitment not be met.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

In March 2015, the Company awarded cash bonuses and performance awards (collectively the “Performance Awards”) under the 2014 LTIP to employees and non-employee directors of the Company. As of June 30, 2015, no Performance Awards were accrued in “Accrued operating expenses and other” on the Condensed Consolidated Balance Sheets. However, an aggregate of approximately $13.4 million of future commitments are expected to be paid quarterly under the Performance Awards through June 30, 2016 based on continued employment and the achievement of pre-established performance goals.

There have been no other material changes to commitments and contingencies in the three and six months ended June 30, 2015.

15. Subsequent Events

See Note 2, “Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern,” for information on the Company’s Voluntary Reorganization under Chapter 11 and Note 12, “Derivative Financial Instruments” for information on the termination of the Company’s derivative contracts as a result of the Bankruptcy Petitions.

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

As of June 30, 2015, we held interests in approximately 276,300 gross (219,800 net) acres in East Texas, 86,800 gross (56,000 net) acres in South Texas and 50,800 gross (29,200 net) acres in North Texas. As of June 30, 2015, we were the operator on 86%, 99% and 99% of our net acreage positions in East Texas, South Texas and North Texas, respectively.

Our full year 2015 capital expenditures are forecasted to total approximately $250 million, excluding acquisitions and divestitures. However, we expect production growth from our 2015 capital program will not offset production declines, which will result in material decreases to our production and related cash flows. Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget based on liquidity, commodity prices and drilling results.

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

Sabine O&G is considered the predecessor of Sabine or acquirer of Forest, and, accordingly, the historical financial statements and results of operations of Sabine for periods prior to the completion of the Combination are those of Sabine O&G, as the predecessor, and the historical financial statements and results of operations for the year ended December 31, 2014 include the historical financial statements of Sabine O&G, with the combined operating results of Forest consolidated therein only from the closing date of December 16, 2014 and thereafter. Accordingly, our results of operations discussed in this section may not be indicative of our results of operations following the Combination. The underlying Forest assets acquired and liabilities assumed by us were based on their respective fair market values. No goodwill resulted from the Combination as the fair value of assets acquired and liabilities assumed approximated purchase price.

Prior to the Combination, Sabine O&G was a privately-held company and Forest’s common stock was listed on the NYSE. Following the Combination, our common stock trades on the OTC Pink, currently under the ticker symbol SOGC.

Chapter 11 Filings

On July 15, 2015, we and certain of our subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corp., Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with us, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, Case No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

By certain “first day” motions filed in the Chapter 11 Cases, we obtained Bankruptcy Court approval (on an interim basis) to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners. A final hearing on the motions to satisfy our obligations to certain third parties and to forward funds held by us that belong to third parties will be held on August 10, 2015.

For the duration of our Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process.  For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, and other third parties and our ability to retain employees, which in turn could adversely affect our operations and financial condition.  For a description of these and other risks, please see 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this quarterly report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Our filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as current at June 30, 2015. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 8 to our consolidated financial statements included herein.

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

To achieve more predictable cash flows and to reduce exposure to downward price fluctuations, we have historically used derivative instruments to hedge future sales prices on a significant portion of oil and natural gas production. The Company’s filing of its Bankruptcy Petitions in July 2015 represented an event of default under Sabine’s derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. See “Commodity Hedging Activities” below for more information regarding our economic hedge positions.

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

As a full cost method of accounting company, we capitalize general and administrative expenses that are directly attributable to our oil and natural gas activities. We capitalized $3.0 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $5.5 million for the six months ended June 30, 2015 and 2014 respectively.

•

Depletion, depreciation and amortization. This includes the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with acquisition, exploration, development and related efforts and deplete these costs using the units-of-production method.

•

Impairments. We evaluate the impairment of proved oil and natural gas properties on a full cost basis. Property impairment charges result from application of the ceiling test under the full cost accounting rules, which we are required to calculate on a quarterly basis. The ceiling test requires that a non-cash impairment charge be taken to reduce the carrying value of oil and natural gas properties if the carrying value exceeds a defined cost-center ceiling. Because current commodity prices, and related calculations of the discounted present value of reserves, are significant factors in the full cost ceiling test, impairment charges may result from declines in oil, NGLs and natural gas prices. For the three and six months ended June 30, 2015, we recorded a $498.0 million and $734.5 million non-cash impairment charge, respectively, as a result of the full cost ceiling limitation. For the three and six months ended June 30, 2014, the Company did not recognize an impairment for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation.

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

We evaluate gas gathering and processing equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charge for gas gathering and processing equipment was recorded in the three and six months ended June 30, 2015. We recognized impairment charges for gas gathering and processing equipment of $1.7 million in the three and six months ended June 30, 2014.

•

Interest. During the periods presented, we have historically financed a portion of our working capital requirements and acquisitions with borrowings under the Former Revolving Credit Facility, the New Revolving Credit Facility and the Term Loan Facility. As a result, we incurred interest expense that was affected by the level of drilling, completion and acquisition activities, as well as fluctuations in interest rates and our financing decisions. We also incurred interest expense on our 2017 Notes, and, for the period following the completion of the Combination on December 16, 2014, the 2019 Notes and 2020 Notes. As of June 30, 2015, the total outstanding principal amount of our long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, which will continue to expose us to interest rates. As of June 30, 2015, no extensions of credit are available under the New Revolving Credit Facility. To date, we have not entered into any interest rate hedging arrangements to mitigate the effects of interest rate changes. For additional description of our debt obligations, please see Note 8 to our consolidated financial statements included herein. Additionally, we capitalized $1.3 million and $2.6 million of interest expense for the three and six months ended June 30, 2015, respectively, and $1.6 and $3.5 million for the three and six months ended up June 30, 2014, respectively.

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

For the three and six months ended June 30, 2015, we recorded no income tax expense, resulting in an effective tax rate of 0%. The significant difference between our effective tax rate and federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax assets in excess of deferred tax liabilities.

Results of Operations

Three Months Ended June  30, 2015 Compared to Three Months Ended June  30, 2014

The following table sets forth selected operating data for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	For the Three Months Ended		Amount of
	June 30,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$96,169	$120,970	$(24,801)	(21)%
Other	1,265	448	817	182%
Total revenues	97,434	121,418	23,984	20%

Operating expenses
Lease operating	22,652	12,083	10,569	87%
Marketing, gathering, transportation and other	8,131	6,161	1,970	32%
Production and ad valorem taxes	5,448	4,849	599	12%
General and administrative	13,261	7,633	5,628	74%
Depletion, depreciation and amortization	50,615	50,283	332	1%
Accretion	481	223	258	116%
Impairments	498,023	1,659	496,364	*
Other operating expenses	15,240	4,680	10,560	*
Total operating expenses	613,851	87,571	526,280	601%

Other expenses
Interest, net of capitalized interest	(77,790)	(26,811)	50,979	190%
Loss on derivative instruments	(18,468)	(16,915)	1,553	*
Total other expenses	(96,258)	(43,726)	52,532	*
Net loss before income taxes	(612,675)	(9,879)	(602,796)	*
Income tax expense	—	—	—	*
Net loss	$(612,675)	$(9,879)	$(602,796)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	77,790	26,811
Depletion, depreciation and amortization	50,615	50,283
Impairments	498,023	1,659
Other	14,784	5,214
Accretion	481	223
Loss on derivative instruments	63,118	11,096
Option premium amortization	(1,158)	(1,799)
Income tax expense	—	—
Adjusted EBITDA (1)	$90,978	$83,608

*     Not meaningful or applicable

(1) Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

	For the Three Months Ended		Amount of
	June 30,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$38,778	$45,349	$(6,570)	(14)%
NGL	11,652	16,665	(5,013)	(30)%
Natural gas	45,739	58,956	(13,217)	(22)%
Total	$96,169	$120,970	$(24,801)	(21)%

Production data:
Oil (MBbl)	758.59	473.19	285.40	60%
NGL (MBbl)	801.82	526.40	275.42	52%
Natural gas (Bcf)	17.47	12.72	4.75	37%
Combined (Bcfe) (1)	26.84	18.72	8.12	43%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$51.12	$95.84	$(44.72)	(47)%
NGL (per Bbl)	$14.53	$31.66	$(17.13)	(54)%
Natural gas (per Mcf)	$2.62	$4.64	$(2.02)	(44)%
Combined (per Mcfe) (1)	$3.58	$6.46	$(2.88)	(45)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$79.76	$88.70	$(8.94)	(10)%
NGL (per Bbl)	$14.53	$31.66	$(17.13)	(54)%
Natural gas (per Mcf)	$3.86	$4.33	$(0.47)	(11)%
Combined (per Mcfe)(1)	$5.20	$6.06	$(0.85)	(14)%

Average costs (per Mcfe) (1):
Lease operating	$0.84	$0.65	$0.19	29%
Marketing, gathering, transportation and other	$0.30	$0.33	$(0.03)	(9)%
Production and ad valorem taxes	$0.20	$0.26	$(0.06)	(23)%
General and administrative	$0.49	$0.41	$0.08	20%
Depletion, depreciation and amortization	$1.89	$2.69	$(0.80)	(30)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $121.0 million in the three months ended June 30, 2014 to $96.2 million in the three months ended June 30, 2015, a decrease of 21%. This decrease of $24.8 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $6.6 million, $5.0 million and $13.2 million, respectively, due to decreases in prices of $44.72/Bbl, $17.13/Bbl and $2.02/Mcf, respectively. These decreases were partially offset by a 43% increase in production.

The following table sets forth additional information concerning our production volumes for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	For the Three Months Ended
	June 30,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	5.78	5.84	(1)%
East Texas	18.54	11.20	66%
North Texas	2.51	1.68	50%
Total	26.84	18.72	43%

Lease operating.    Lease operating expenses increased from $12.1 million in the three months ended June 30, 2014 to $22.7 million in the three months ended June 30, 2015, an increase of 87%. The increase in lease operating expense of $10.6 million is primarily due to an increase in producing properties as a result of development activities throughout 2014 and 2015 and the Combination. Lease operating expenses increased from $0.65 per Mcfe in the three months ended June 30, 2014 to $0.84 per Mcfe in the three months ended June 30, 2015. The increase of $0.19 per Mcfe in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to higher cost legacy Forest production coupled with an increase in workovers. The following table displays the lease operating expense by area for the three months ended June  30, 2015 and 2014:

	For the Three Months Ended
	June 30,		June 30,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$5,256	$0.91	$1,853	$0.32
East Texas	16,539	0.89	9,541	0.85
North Texas	857	0.34	689	0.41
Total	$22,652	$0.84	$12,083	$0.65

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $6.2 million in the three months ended June 30, 2014 to $8.1 million in the three months ended June 30, 2015, an increase of 32%. The increase of $1.9 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to increased processing of gas volumes associated with our development activities throughout 2014 and 2015, coupled with increasing oil volumes associated with development activities and the Combination. Marketing, gathering, transportation and other expense decreased on a per unit basis from $0.33 per Mcfe in the three months ended June 30, 2014 to $0.30 per Mcfe in the three months ended June 30, 2015 as a result of the commodity mix of processed NGL products.

Production and ad valorem taxes. Production and ad valorem taxes increased from $4.8 million in the three months ended June 30, 2014 to $5.4 million in the three months ended June 30, 2015, an increase of 12%. Production and ad valorem taxes decreased on a per unit basis from $0.26 per Mcfe in the three months ended June 30, 2014 to $0.20 per Mcfe in the three months ended June 30, 2015. The decrease of $0.06 per Mcfe in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to lower pricing of 47% per Bbl for oil and 44% per Mcf for natural gas, coupled with processing high cost gas exemptions in 2015 relating to high year end 2014 development, partially offset by increased production. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 6% and 4% for the three months ended June 30, 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $7.6 million in the three months ended June 30, 2014 to $13.3 million in the three months ended June 30, 2015, an increase of $5.6 million, or 74%, primarily as a result of higher overhead associated with the Combination, including $1.1 million of additional payroll costs, $3.0 million of additional contractor expense and $1.3 million of additional office rent. General and administrative expenses increased on a per unit basis from $0.41 per Mcfe in the three months ended June 30, 2014 to $0.49 per Mcfe in the three months ended June 30, 2015 due to an increase in general and administrative expenses without a proportionate increase in production.

Depletion, depreciation and amortization.   DD&A increased from $50.3 million in the three months ended June 30, 2014 to $50.6 million in the three months ended June 30, 2015, an increase of $0.3 million. Depletion, depreciation, and amortization decreased from $2.69 per Mcfe in the three months ended June 30, 2014 to $1.89 per Mcfe in the three months ended June 30, 2015, or a decrease of 30%. The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior twelve month pricing and lower PV-10 compared to net book value, coupled with increased total reserves from the Combination.

Impairments. In the three months ended June 30, 2015, we recorded a non-cash impairment charge of $498.0 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month period ended June 30, 2015 was $3.39 per Mmbtu for natural gas and $71.68 per Bbl for oil compared to $4.10 per Mmbtu for natural gas and $100.11 per Bbl for oil for the prior twelve month period ended June 30, 2014. There were no impairments related to oil and natural gas properties recognized in the three months ended June 30, 2014.

Other operating expenses. Other operating expenses in the three months ended June 30, 2015 relate primarily to $14.2 million of consulting costs to advise management and the board of directors on strategic alternatives related to our capital structure, $0.5 million of transaction costs related to the Combination and $0.6 million of charges related to marketing contract volume commitments. Other operating expenses in the three months ended June 30, 2014 related primarily to write off of previously deferred public offering costs of $2.0 million related to offerings which were aborted prior to the Company’s decision to commence the Combination described in Note 1 and $3.3 million of transaction costs related to the Combination.

Interest expense. Interest expense increased from $26.8 million in the three months ended June 30, 2014 to $77.8 million in the three months ended June 30, 2015, an increase of $51.0 million, or 190%, primarily as a result of increased borrowings on the New Revolving Credit Facility, the assumption of the 2019 Notes and 2020 Notes in connection with the consummation of the Combination on December 16, 2014 and increased amortization of debt discounts. Additionally, interest expense related to penalties was $0.4 million in the three months ended June 30, 2015.

Loss on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the three months ended June 30, 2015 and 2014, we recognized a net loss on derivative instruments of $18.5 million and $16.9 million, respectively. The amount of gain or loss recognized on derivative instruments is dependent upon commodity prices, which affects the value of the contracts.

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities. Accordingly, no provision for federal or state income taxes was recorded for the three months ended June 30, 2014 as our equity holders were responsible for income tax on our profits prior to the Combination. Income tax expense for the three months ended June 30, 2015 was zero, resulting in an effective tax rate of 0%. The effective tax rate was lower than statutory tax rate of 35%, primarily because we continue to have a full valuation allowance on net deferred tax assets. We believe it is more likely than not that the overall deferred tax asset will not be realized.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth selected operating data for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	For the Six Months Ended		Amount of
	June 30,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$193,798	$233,276	$(39,478)	(17)%
Other	1,661	859	802	93%
Total revenues	195,459	234,135	38,676	17%

Operating expenses
Lease operating	47,006	23,454	23,552	100%
Marketing, gathering, transportation and other	17,488	10,547	6,941	66%
Production and ad valorem taxes	8,216	10,441	(2,225)	(21)%
General and administrative	28,298	14,024	14,274	102%
Depletion, depreciation and amortization	104,678	90,208	14,470	16%
Accretion	955	439	516	118%
Impairments	734,508	1,659	732,849	*
Other operating expenses	20,634	3,251	17,383	*
Total operating expenses	961,783	154,023	807,760	524%

Other income (expenses)
Interest, net of capitalized interest	(148,037)	(52,636)	95,401	181%
Gain (loss) on derivative instruments	17,656	(39,041)	(56,697)	*
Total other expenses	(130,381)	(91,677)	38,704	*
Net loss before income taxes	(896,705)	(11,565)	(885,140)	*
Income tax expense	—	—	—	*
Net loss	$(896,705)	$(11,565)	$(885,140)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	148,037	52,636
Depletion, depreciation and amortization	104,678	90,208
Impairments	734,508	1,659
Other	18,872	3,691
Accretion	955	439
Loss on derivative instruments	74,122	32,037
Option premium amortization	(2,303)	(7,955)
Income tax expense	—	—
Adjusted EBITDA (1)	$182,164	$161,150

*     Not meaningful or applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

	For the Six Months Ended		Amount of
	June 30,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$76,706	$84,472	$(7,766)	(9)%
NGL	23,049	33,742	(10,693)	(32)%
Natural gas	94,043	115,062	(21,019)	(18)%
Total	$193,798	$233,276	$(39,478)	(17)%

Production data:
Oil (MBbl)	1,665.04	892.25	772.79	87%
NGL (MBbl)	1,696.51	1,034.73	661.78	64%
Natural gas (Bcf)	34.14	23.77	10.37	44%
Combined (Bcfe) (1)	54.31	35.33	18.98	54%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$46.07	$94.67	$(48.60)	(51)%
NGL (per Bbl)	$13.59	$32.61	$(19.02)	(58)%
Natural gas (per Mcf)	$2.75	$4.84	$(2.09)	(43)%
Combined (per Mcfe) (1)	$3.57	$6.60	$(3.03)	(46)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$73.78	$89.20	$(15.42)	(17)%
NGL (per Bbl)	$13.59	$32.61	$(19.02)	(58)%
Natural gas (per Mcf)	$4.02	$4.48	$(0.46)	(10)%
Combined (per Mcfe)(1)	$5.22	$6.18	$(0.96)	(16)%

Average costs (per Mcfe) (1):
Lease operating	$0.87	$0.66	$0.21	32%
Marketing, gathering, transportation and other	$0.32	$0.30	$0.02	7%
Production and ad valorem taxes	$0.15	$0.30	$(0.15)	(50)%
General and administrative	$0.52	$0.40	$0.12	30%
Depletion, depreciation and amortization	$1.93	$2.55	$(0.62)	(24)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $233.3 million in the six months ended June 30, 2014 to $193.8 million in the six months ended June 30, 2015, a decrease of 17%. This decrease of $39.5 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $7.8 million, $10.7 million and $21.0 million, respectively, due to decreases in prices of $48.60/Bbl, $19.02/Bbl and $2.09/Mcfe, respectively. These decreases were partially offset by a 54% increase in production.

The following table sets forth additional information concerning our production volumes for the six months ended June 30, 2015 compared to the three months ended June 30, 2014:

	For the Six Months Ended
	June 30,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	12.16	10.98	11%
East Texas	36.86	21.31	73%
North Texas	5.29	3.04	74%
Total	54.31	35.33	54%

Lease operating.    Lease operating expenses increased from $23.5 million in the six months ended June 30, 2014 to $47.0 million in the six months ended June 30, 2015, an increase of 100%. The increase in lease operating expense of $23.6 million is primarily due to an increase in producing properties as a result of development activities throughout 2014 and 2015 and the Combination. Lease operating expenses increased from $0.66 per Mcfe in the six months ended June 30, 2014 to $0.87 per Mcfe in the six months ended June 30, 2015. The increase of $0.21 per Mcfe in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to higher cost legacy Forest production coupled with an increase in workovers. The following table displays the lease operating expense by area for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,		June 30,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$11,188	$0.92	$3,669	$0.33
East Texas	33,958	0.92	18,602	0.87
North Texas	1,860	0.35	1,203	0.40
Other	—	—	(20)	—
Total	$47,006	$0.87	$23,454	$0.66

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $10.5 million in the six months ended June 30, 2014 to $17.5 million in the six months ended June 30, 2015, an increase of 66%. Marketing, gathering, transportation and other expense increased on a per unit basis from $0.30 per Mcfe in the six months ended June 30, 2014 to $0.32 per Mcfe in the six months ended June 30, 2015. The increase of $0.02 per Mcfe in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to increased processing of gas volumes associated with our development activities throughout 2014 and 2015, coupled with increasing oil volumes associated with development activities and the Combination.

Production and ad valorem taxes. Production and ad valorem taxes decreased from $10.4 million in the six months ended June 30, 2014 to $8.2 million in the six months ended June 30, 2015, a decrease of 21%. Production and ad valorem taxes decreased on a per unit basis from $0.30 per Mcfe in the six months ended June 30, 2014 to $0.15 per Mcfe in the six months ended June 30, 2015. The decrease of $0.15 per Mcfe in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to lower pricing of 51% per Bbl for oil and 43% per Mcf for natural gas and quicker processing of high cost gas exemptions in 2015, partially offset by increased production. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 4% for each of the six months ended June 30, 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $14.0 million in the six months ended June 30, 2014 to $28.3 million in the six months ended June 30, 2015, an increase of $14.3 million, or 102%, primarily as a result of higher overhead associated with the Combination, including $6.2 million of additional contractor expense, $4.6 million of additional payroll costs and $2.7 million of additional office rent. General and administrative expenses increased on a per unit basis from $0.40 per Mcfe in the six months ended June 30, 2014 to $0.52 per Mcfe in the six months ended June 30, 2015 due to an increase in general and administrative expenses without a proportionate increase in production.

Depletion, depreciation and amortization.   DD&A increased from $90.2 million in the six months ended June 30, 2014 to $104.7 million in the six months ended June 30, 2015, an increase of $14.5 million. Depletion, depreciation, and amortization decreased from $2.55 per Mcfe in the six months ended June 30, 2014 to $1.93 per Mcfe in the six months ended June 30, 2015, or a decrease of 24%.  The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior twelve month pricing and lower PV-10 compared to net book value, coupled with increased total reserves from the Combination.

Impairments. In the six months ended June 30, 2015, we recorded non-cash impairment charges of $734.5 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month period ended June 30, 2015 was $3.39 per Mmbtu for natural gas and $71.68 per Bbl for oil compared to $4.10 per Mmbtu for natural gas and $100.11 per Bbl for oil for the prior twelve month period ended June 30, 2014. There were no impairments related to oil and natural gas properties recognized in the six months ended June 30, 2014.

Other operating expenses. Other operating expenses in the six months ended June 30, 2015 of $20.6 million relate primarily to $17.5 million of consulting costs to advise management and the board of directors on strategic alternatives related to our capital structure, $1.3 million of transaction costs related to the Combination and $1.6 million of charges related to marketing contract volume commitments. Other operating expenses in the six months ended June 30, 2014 related primarily to write off of previously deferred public offering costs of $2.0 million related to offerings which were aborted prior to the Company’s decision to commence the Combination described in Note 1 and $3.3 million of transaction costs related to the Combination, partially offset by the gain on sale of other assets of $1.5 million.

Interest expense. Interest expense increased from $52.6 million in the six months ended June 30, 2014 to $148.0 million in the six months ended June 30, 2015, an increase of $95.4 million, or 181%, primarily as a result of increased borrowings on the New Revolving Credit Facility, the assumption of the 2019 Notes and 2020 Notes in connection with the consummation of the Combination on December 16, 2014 and increased amortization of debt discounts.

Gain (loss) on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the six months ended June 30, 2015 and 2014, we recognized a net gain on derivative instruments of $17.7 million and a net loss on derivative instruments of $39.0 million, respectively. The amount of gain or loss recognized on derivative instruments is dependent upon commodity prices, which affects the value of the contracts.

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities. Accordingly, no provision for federal or state income taxes was recorded for the six months ended June 30, 2014 as our equity holders were responsible for income tax on our profits prior to the Combination. Income tax expense for the six months ended June 30, 2015 was zero, resulting in an effective tax rate of 0%. The effective tax rate was lower than statutory tax rate of 35%, primarily because we continue to have a full valuation allowance on net deferred tax assets. We believe it is more likely than not that the overall deferred tax asset will not be realized.

Capital Resources and Liquidity

Our primary sources of liquidity have historically been equity contributions, borrowings under the New Revolving Credit Facility, net cash provided by operating activities, net proceeds from the issuance of the 2017 Notes and proceeds from the Term Loan Facility. Our primary use of capital has been the acquisition and development of oil and natural gas properties. Since the Chapter 11 filings, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 proceedings. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 proceedings.

Subsequent to June 30, 2015 through August 7, 2015, Sabine has not entered into additional derivative contracts. Additionally, the Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce the amount of borrowing outstanding under our New Revolving Credit Facility. Other terminations resulted in approximately $70.4 million of direct offsets against the New Revolving Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015 and the New Revolving Credit Facility balance as of August 7, 2015 is approximately $876.3 million.

Although we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we limit, defer or eliminate our 2015 capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

In connection with funding our liquidity and the Combination, we have incurred substantial additional debt.  As of June 30, 2015, the total outstanding principal amount of our long-term indebtedness was $2.821 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and, as of June 30, 2015, no extensions of credit are available under the New Revolving Credit Facility after giving effect to approximately $27 million of outstanding letters of credit.  In addition, our filing of the Bankruptcy Petitions constitutes an event of default that accelerated our obligations under these debt instruments. For a description of our outstanding debt instruments, please see “—Net Cash Provided by Financing Activities.” The stay under the Bankruptcy Code does not apply to letters of credit and third parties may continue do draw on their letters of credit.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first and second quarters of 2015. The decrease in the market price for our production directly reduces our operating cash flow. While we previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas, all of our current and future hedging arrangements have been terminated as a result of the bankruptcy filing and events of default under our debt obligations. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility and any replacement thereof or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves.

On February 25, 2015, we borrowed approximately $356 million under our New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility, and our cash balance at August 5, 2015 was approximately $261.4 million. Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which requires repayment in six monthly installments in an amount of $41.54 million, beginning May 27, 2015. None of such payments has been made.

Ability to Continue as a Going Concern

Our filing of the Bankruptcy Petitions described above accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as current at June 30, 2015. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 8 within “Part I, Item 1. Financial Statements.”

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

For the six months ended June 30, 2015, we had a decrease in working capital of $196.4 million compared to a decrease in working capital of $2,084.5 million for the six months ended December 31, 2014.  The decrease in working capital for the six months ended June 30, 2015 is primarily due to borrowings of $426.0 million on the New Revolving Credit Facility, while cash only increased by $266.9 million and amortization of discounts on the Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes totaling approximately $43.3 million. In addition, fluctuations are due to the timing and amount of the receivable collections, development activities, payments made by us to vendors, and the timing and amount of advances from our joint operations. For more information on the classification of debt, please see Note 2 within “Part I, Item 1. Financial Statements.”

Net Cash Provided by Operating Activities

Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of oil, NGLs and natural gas, as well as commodity prices, net of effects of derivative contract settlements and changes in working capital. Net cash provided by operating activities was $89.3 million and $99.6 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flow from operations for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of higher interest payments and costs incurred for the Combination partially offset by cash inflows for derivative settlements.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2015 and 2014, cash flows used in investing activities were $247.1 million  and $324.9 million, respectively, primarily related to capital expenditures for drilling, development and acquisition costs, including cash payments for accrued expenses as of the prior respective year-end balances sheet date. The decrease in cash flows used in investing activities during the six months ended June 30, 2015 compared to 2014 was primarily the result of lower capital expenditures.

Our capital expenditures for property exploration, development, and leasehold acquisitions for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	For the Six Months Ended
	June 30,
	2015	2014
	(in millions)
Drilling and Completion	$148	$286
Land	4	32
Other	(8)	39
Total capital expenditures for drilling, development and acquisitions	$144	$357

Our planned 2015 capital expenditures budget is expected to total approximately $250 million. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. Such historical adjustments to our capital expenditures have not resulted in an unfavorable liquidity position. However, a significant reduction in our capital program could result in a decline in our oil and natural gas reserves and production and cash flows, as well as a decline in our borrowing base under the New Revolving Credit Facility and limit our ability to obtain needed capital or financing. Refer to the ‘Capital Resources and Liquidity’ section above for a discussion of our liquidity and planned actions.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $424.7 million during the six months ended June, 2015 was primarily the result of borrowings under the New Revolving Credit Facility of $426.0 million and debt issuance costs of $1.1 million. Net cash provided by financing activities of $224.9 million during the six months ended June 30, 2014 was the result of net borrowings under the Former Revolving Credit Facility of $225.0 million.

New Revolving Credit Facility. On December 16, 2014, we amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, by and among us, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto with the New Revolving Credit Facility. The New Revolving Credit Facility provides for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit. The borrowing base for the New Revolving Credit Facility was subsequently reduced to $750 million on April 27, 2015.  The New Revolving Credit Facility matures on April 7, 2016.

On May 4, 2015, we entered into a Forbearance Agreement and First Amendment (the “NRCF Forbearance Agreement”) to the New Revolving Credit Facility to address certain events of default that were present.  Pursuant to the NRCF Forbearance Agreement, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Forbearance Agreement or New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial NRCF Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in our 2014 audited financial statements, (ii) the failure of us to make the April 2015 interest payment due under the Term Loan Facility, and (iii) any failure of us to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, we agreed during the Initial NRCF

Forbearance Period to, among other things, tighten certain covenants under the New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties.

On June 30, 2015, we entered into an Amendment (the “NRCF Forbearance Amendment”) to the NRCF Forbearance Agreement.  Pursuant to the NRCF Forbearance Amendment, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the NRCF Forbearance Agreement or New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) July 15, 2015 (the “Second Forbearance Period”), with respect to our then currently existing events of default under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, we agreed during the Second Forbearance Period to (i) further limit our ability to sell assets, (ii) undertake efforts to appoint a chief restructuring officer, (iii) implement procedures to segregate the proceeds of collateral under the New Revolving Credit Facility and (iv) pay a forbearance fee equal to $500,000.

Our filing of the Bankruptcy Petitions described above under “—Chapter 11 Filings” constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in our 2014 audited financial statements and other matters.

Prior to May 29, 2015, loans under the New Revolving Credit Facility bore interest at our option at either:

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

The New Revolving Credit Facility provides that all such obligations and the guarantees will be secured by a lien on at least 80% of the PV-9 of the borrowing base properties evaluated in the most recent reserve report delivered to the administrative agent and a pledge of all of the capital stock of our restricted subsidiaries, subject to certain customary grace periods and exceptions. The New Revolving Credit Facility matures on the April 7, 2016.

As of June 30, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled approximately $971 million and $545 million, respectively, and there were approximately $27 million and $29 million of outstanding letters of credit, respectively.  Additionally, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility had a weighted average interest rate of 3.6% and 3.2% for the three and six months ending June 30, 2015.  Borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility had a weighted average interest rate of 2.2% and 2.3% for the three and six months ended June 30, 2014.

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

In connection with the consummation of the Combination, on December 16, 2014, we entered into an amendment to the Term Loan Facility to provide for $50 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are fungible with the existing $650 million of second lien loans under the Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, they bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”). Any time an interest period for Loans expires during an event of default under the Term Loan Facility, such Loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for both the three and six month periods ended June 30, 2015 and 2014 was 8.8%.

On May 20, 2015, we entered into a Forbearance Agreement and Third Amendment (the “Term Loan Forbearance Agreement”) to the Term Loan Facility.  Pursuant to the Term Loan Forbearance Agreement, the lenders under the Term Loan Facility agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Term Loan Forbearance Agreement or Term Loan Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial Term Loan Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in our 2014 audited financial statements and (ii) the failure of us to make the April 2015 interest payment due under the Term Loan Facility.  In exchange for the lenders under the Term Loan Facility agreeing to forbear, we agreed during the Initial Term Loan Forbearance Period to, among other things, tighten certain covenants under the Term Loan Facility.

On July 8, 2015, we entered into an Amendment (the “Term Loan Forbearance Amendment”) to the Term Loan Forbearance Agreement.  Pursuant to the Term Loan Forbearance Amendment, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the Term Loan Forbearance Agreement or Term Loan Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) the earlier of the termination of the forbearance period under the New Revolving Credit Facility and July 15, 2015 (the “Second Term Loan Forbearance Period”), with respect to our then currently existing events of default under the Term Loan Facility.  In exchange for the lenders agreeing to forbear, we agreed during the Second Term Loan Forbearance Period to, among other things, tighten certain covenants under the Term Loan Facility.

Our filing of the Bankruptcy Petitions described in Note 2 within “Part I, Item 1. Financial Statements” herein constitutes an event of default that accelerated our obligations under the Term Loan Facility.  Additionally other events of default are present due to the failure to make interest payments, the “going concern” qualification in our 2014 audited financial statements and other matters.

All of our restricted subsidiaries that guarantee our New Revolving Credit Facility have guaranteed the Term Loan Facility. The obligations under the Term Loan Facility are secured by the same collateral that secures the New Revolving Credit Facility, but the liens securing such obligations are second priority liens to the liens securing the New Revolving Credit Facility. However, the validity of the liens securing the Term Loan Facility are currently in dispute pursuant to the lawsuit filed by us against the Term Loan Facility administrative agent, Wilmington Trust, N.A.

2017 Notes.  On February 12, 2010, Sabine Oil & Gas Corporation, formerly NFR Energy LLC, and our subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, co-issued $200 million in 9.75% senior unsecured notes due 2017  in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities and to persons outside the United States in compliance with Regulation S of the Securities Act. The 2017 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year commencing August 15, 2010. The 2017 Notes were issued at 98.73% of par. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount of $2.5 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.6 million and $0.8 million at June 30, 2015 and December 31, 2014, respectively. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among the Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto.

All of our restricted subsidiaries that guarantee our New Revolving Credit Facility (other than Sabine Oil & Gas Finance Corporation, which is the co-Issuer of the 2017 Notes) have guaranteed the 2017 Notes on a senior unsecured basis. The Company’s filing of the Bankruptcy Petitions described in Note  2 within “Part I, Item 1. Financial Statements” herein constitutes an event of default that accelerated the Company’s obligations under the 2017 Notes.

On April 14, 2010, Sabine Oil & Gas Corporation and Sabine Oil & Gas Finance Corporation issued an additional $150 million in senior notes at 9.75% due 2017. The additional notes were issued at 98.75% of par and bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 of each year commencing August 15, 2010. The additional notes were issued under the same indenture as the 2017 Notes issued on February 12, 2010. The Company recorded a discount of $1.9 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.4 million and $0.6 million at June 30, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2017 Notes as of June 30, 2015 was 10.33%.

2019 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded the 2019 Notes at a fair value of $290.4 million and recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $252.9 million and $284.9 million at June 30, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2019 Notes as of June 30, 2015 was 18.31%. On February 25, 2015, we received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2019 Notes.

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

2020 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded the 2020 Notes at a fair value of $104.4 million and recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $106.6 million and $116.9 million at June 30, 2015 and December 31, 2014, respectively. Due to the amortization of the discount, the effective interest rate on the 2020 Notes as of June 30, 2015 was 16.72%. On May 14, 2015, we received notice that Delaware Trust Company has been appointed as successor trustee under the indenture governing the 2020 Notes. The Company’s filing of the Bankruptcy Petitions described in Note 2 “Part I, Item 1. Financial Statements” herein constitutes an event of default that accelerated the Company’s obligations under the 2020 Notes.

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

In the past, we entered into financial commodity derivative contracts to mitigate the potential negative impact on cash flow caused by changes in oil and natural gas prices.  However, as a result of certain events of default under our derivative contracts, all our derivative contracts have been terminated.  Subsequent to the termination of these derivative contracts, we have not entered into additional derivative contracts.  As a result, we no longer have any commodity derivative contracts in place beyond July 2015.

All derivative instruments were recorded at fair market value and are included in the Condensed Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For the six months ended June 30, 2015, we economically hedged approximately 90% of our combined oil and natural gas volumes, which resulted in operating cash flows from commodity derivative instruments of approximately $89.5 million. For the six months ended June 30, 2014, we economically hedged approximately 81% of our combined oil and natural gas volumes, which resulted in operating cash outflows from commodity derivative instruments of approximately $15.0 million. However, we currently have no commodity derivate instruments in place.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first and second quarters of 2015. The decrease in the market price for our production directly reduces our operating cash flow. We previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility and any replacement thereof or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves. As of June 30, 2015 and December 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net asset of $81.5 million and $153.3 million, respectively, which is comprised of current and noncurrent assets and liabilities.

The table below summarizes the gains (losses) related to oil and natural gas derivative instruments for three and six months ended June 30, 2015 and 2014:

	Recognized in Other Income (Expenses)		Recognized in Other Income (Expenses)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cash received (paid) on settlements of derivative instruments	$43,491	$(7,618)	$89,474	$(14,959)
Change in fair value of derivative instruments	(61,959)	(9,297)	(71,818)	(24,082)
Total gain (loss) on derivative instruments	$(18,468)	$(16,915)	$17,656	$(39,041)

Contractual obligations.

During the six months ended June 30, 2015, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation, except as noted in “Part I, Item 1. Financial Statements – Note 14” and discussed below.

At June 30, 2015, we had two drilling rigs under contracts which expire in 2018. On June 22, 2015 we terminated one rig contract and recognized $4.5 million in rig termination fees. As of June 30, 2015 total future commitments relating to our secured rig and servicing contracts were $47.5 million over the next three years.

Our borrowing base under its New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. Since our New Revolving Credit Facility is fully drawn, the decrease in the borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which requires repayment in six monthly installments of $41.54 million. None of the monthly payments have been made.  In addition, our filing of the Bankruptcy Petitions constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

During the six months ended June 30, 2015, we did not have any material changes in critical accounting policies, estimates, judgments and assumptions.

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

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•risks and uncertainties associated with the Chapter 11 process, including our inability to develop, confirm and consummate a plan under Chapter 11 of the Bankruptcy Code or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•inability to maintain relationship with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs and our ability to continue as a going concern;

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

Commodity Price Risk and Hedges

We have in the past periodically entered into derivative positions on a portion of projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. We have used swaps and options to mitigate commodity price risk. However, as a result of certain events of default under our derivative contracts, all of our derivative contracts have been terminated.  Subsequent to the termination of these derivative contracts, we have not entered into additional derivative contracts.  As a result, we no longer have any commodity derivative contracts in place beyond July 2015.

For additional discussion of how we have previously used financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in oil and natural gas prices, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities”.

Interest Rate Risks

At June 30, 2015 and December 31, 2014, we had indebtedness outstanding under the New Revolving Credit Facility of approximately $971 million and $545 million, respectively, and approximately $27 million and $29 million, respectively, of letters of credit. The average interest rate incurred on this indebtedness for the three month periods ended June 30, 2015 and 2014 was approximately 3.6% and 2.2%, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended June 30, 2015 and 2014 would have resulted in an estimated $2.4 million and $1.1 million increase in interest expense for the six months ended June 30, 2015 and 2014, respectively. The average interest rate incurred on this indebtedness for the six month periods ended June 30, 2015 and 2014 was approximately 3.2% and 2.3%, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2015 and 2014 would have resulted in an estimated $4.3 million and $1.8 million increase in interest expense for the six months ended June 30, 2015 and 2014, respectively.

On December 14, 2012, Sabine O&G entered into a second lien term loan agreement with a syndicate of banks. As of June 30, 2015, we had indebtedness outstanding under the Term Loan Facility of $700 million which bears interest at a floating rate. The average interest rate incurred on this indebtedness for both the six months ended June 30, 2015 and 2014 was approximately 8.8%. Interest is accrued on Eurodollar loans at a rate per annum equal to the Eurodollar rate, with a Eurodollar floor of 1.25%, plus an applicable margin of 750 basis points.

A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended June 30, 2015 and 2014 would have resulted in an estimated $1.8 million and $1.6 million increase in interest expense for the three months ended June 30, 2015 and 2014, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2015 and 2014 would have resulted in an estimated $3.6 million and $3.3 million increase in interest expense for the six months ended June 30, 2015 and 2014, respectively.

We do not currently have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.

Counterparty and Customer Credit Risk

Our principal exposure to credit risk is through receivables resulting from, joint interest receivables ($6.3 million at June 30, 2015) and the sale of oil and natural gas production ($52.1 million in receivables at June 30, 2015), which the Company markets to energy marketing companies and refineries. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of oil and natural gas receivables with several significant customers. We do not require our customers to post collateral unless required based on our evaluation of their creditworthiness. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, David J. Sambrooks, and our Chief Financial Officer, Michael D. Magilton, Jr., we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act, as of the end of the period covered by this report. Because of the matters discussed below under “Commentary Regarding Transition of Internal Controls Following the Combination; Omission of Management’s Annual Report on Internal Controls Over Financial Reporting from Annual Report on Form 10-K”  and “Commentary Regarding Previously Disclosed Internal Control Issues,”  Messrs. Sambrooks and Magilton have concluded that as of June 30, 2015, our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act  is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of June 30, 2015, and as described under “Commentary Regarding Previously Disclosed Forest Internal Control Issues” below, the management of Sabine identified that certain control deficiencies, related to the material weaknesses, continued to exist post-Combination. As a result, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were ineffective.

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

As of June 30, 2015, we are actively testing and evaluating the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements with the expectation that we will provide management’s report on internal control over financial reporting as of December 31, 2015. The evaluation and program underway is designed to identify and also remediate material weaknesses in our internal controls over financial reporting as of December 31, 2015 and will be reviewed with the Audit Committee of the Board of Directors. Management continues to assign the highest priority to the program and devotes significant planning, execution and integration efforts toward those items previously identified by Forest, which are set forth and included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Commentary Regarding an Immaterial Misstatement

As previously disclosed in Item 4 of the March 31, 2015 Form 10-Q, management had then evaluated and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014 that had not been remediated as of March 31, 2015.  The material weakness related to ineffective communication and management review controls following the reclassification of debt in the Consolidated Balance Sheet at December 31, 2014, that resulted in a misstatement in the presentation of deferred taxes associated with the 2019 Notes and 2020 Notes.

Along with those items included in the above section, “Commentary Regarding Previously Disclosed Forest Internal Control Issues,” remediation effort related to this misstatement has been incorporated within the evaluation and program underway designed to remediate material weaknesses in our internal control over financial reporting as of December 31, 2015. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls operate effectively.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Parish of Jefferson v. Destin Operating Company, Inc., et al.

On November 11, 2013, Jefferson Parish filed suit against Forest and fourteen (14) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay de Chene, Queen Bess Island, and Saturday Island oil and gas fields in Jefferson Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies located in the Jefferson Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to federal court and is currently pending in the United States District Court for the Eastern District of Louisiana. The case was administratively closed pending the court’s decision regarding federal jurisdiction in other similar lawsuits. Those lawsuits were recently remanded to Louisiana state court. On March 12, 2015, the case was administratively reopened and the court directed the defendants to show cause as to how and why the jurisdictional issues in this case differ from those issues presented in the similar lawsuits. Defendants filed the requisite briefing and the matter is under advisement. Plaintiffs seek unspecified monetary damages and restoration of the Jefferson Parish Coastal Zone to its original condition. On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

The Parish of Plaquemines v. ConocoPhillips Company, et al.

On November 8, 2013, Plaquemines Parish filed suit against Forest and seventeen (17) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay Batiste, Grand Ecaille, Lake Washington, Manila Village, Manila Village Southeast, Saturday Island, and Saturday Island Southeast oil and gas fields in Plaquemines Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies in the Plaquemines Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to the United States District Court for the Eastern District of Louisiana, but was remanded to Louisiana state court on March 10, 2015. The matter is now pending before the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. Plaintiffs seek unspecified monetary damages and restoration of the Plaquemines Parish Coastal Zone to its original condition. On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015, and on May 1, 2015, the Texas Supreme Court requested full briefing on the merits. Sabine filed its brief on July 1, 2015.  On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

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

On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

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

On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of the pending bankruptcy, this matter is currently stayed.

Patrick R. McDonald v. Sabine Oil & Gas Corporation

On March 30, 2015, Mr. Patrick R. McDonald filed a complaint against us in the District Court, City and County of Denver, State of Colorado, alleging that we breached our obligations under a severance agreement with Mr. McDonald, and violated the Colorado Wage Act by allegedly not paying Mr. McDonald certain accrued vacation. The complaint arises from our decision to defer the payment of severance and associated benefits to certain of our former executive officers. In the complaint, Mr. McDonald seeks relief in the form of monetary damages. Mr. McDonald served as an executive officer until December 2014, and he continues to serve on our Board of Directors. On April 29, 2015, we removed the lawsuit from state court to the U.S. District Court for the District of Colorado, where it now pends. We filed an answer to Mr. McDonald’s complaint on May 6, 2015. On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.  As a result of  the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, we filed an adversary proceeding asserting, on our behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint (the “Complaint”) states that at the time of the Business Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, Forest Oil Corporation was insolvent from a balance-sheet standpoint. The Complaint also alleges that Forest Oil Corporation did not receive reasonably equivalent value in exchange for pledging hundreds of millions of dollars of oil and gas assets to secure the Term Loan Facility debt that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, we are seeking to avoid and preserve, for the benefit of our unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that secured the $650 million in preexisting Sabine Oil & Gas LLC debt under the Term Loan Facility.

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP-G”) initiated arbitration against us alleging that we breached various provisions, along with our duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP-G entered into in May 2013 and the Acid Gas Handling Agreement with HPIP-G entered into in May 2014.  HPIP-G has not yet specified the amount of the recovery it seeks pursuant to these claims.  HPIP-G also seeks to exercise a contractual provision requiring us to purchase the facilities governed by the two agreements in the event the related drilling program terminates.  The alleged purchase price is approximately $80 million.  On December 19, 2014, we filed our Answering Statement and Notice of Counterclaim, asserting generally that HPIP-G breached various provisions of the agreements, resulting in damages to us of approximately $25 million.  We further alleged that our drilling program has not terminated.  A three person arbitration panel has been selected; however the arbitration is stayed due to the pending bankruptcy.

ITEM 1A.RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, including a sale of all or substantially all of our assets;
•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  So long as the proceedings related to the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and will seek to establish alternative commercial relationships.

   Furthermore, so long as the proceedings related to the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceeding. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the Debtor could become further devalued or become worthless.

 Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.  Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

We believe it is highly likely that the shares of our existing common stock will be cancelled on our Chapter 11 proceedings.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock.

We may not be able to obtain confirmation of a Chapter 11 Plan of Reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization (“Plan”), solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date.  The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan.

 We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 proceedings to confirm our Plan.  Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

 If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to Chapter 11 proceedings, changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses.  Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed.  As a result of these risks and others, there is no guaranty that a Chapter 11 plan of reorganization reflecting the Plan will achieve our stated goals.

 In addition, at the outset of the Chapter 11 proceedings, the Bankruptcy Code gives the Debtor the exclusive right to propose the Plan and prohibits creditors, equity security holders and others from proposing a plan.  We have currently retained the exclusive right to propose the Plan.  If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

 Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the proceedings related to the Chapter 11 proceedings.  Adequate funds may not be available when needed or may not be available on favorable terms.

We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to replace our proved reserves or to maintain current production levels and generate revenue will be limited.

Our principal sources of liquidity historically have been cash flow from operations, sales of oil and natural gas properties, borrowings under the our Revolving Credit Facility, and issuances of debt securities. Our capital program will require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations remains depressed or decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain current production may be limited, resulting in decreased production and proved reserves over time. In addition, drilling activity may be directed by our partners in certain areas and we may have to forfeit acreage if we do not have sufficient capital resources to fund our portion of expenses.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to Chapter 11 cases until we are able to emerge from our Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that cash on hand and cash flow from operation is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the U.S. Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the U.S. Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The U.S. Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the U.S. Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the U.S. Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results or operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to July  15, 2015 or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $515 million, of which $483 million is subject to limitation under Section 382 of the Internal Revenue Code as of December 31, 2014. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses can be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Internal Revenue Code.

We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all.

During the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering additional estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. As a result, we may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

If we are able to enter into any commodity derivatives, they may limit the benefit we would receive from increases in commodity prices. These arrangements would also expose us to risk of financial losses in some circumstances, including the following:

•	our production could be materially less than expected; or
•	the counterparties to the contracts could fail to perform their contractual obligations.

If our actual production and sales for any period are less than the production covered by any commodity derivatives (including reduced production due to operational delays) or if we are unable to perform our exploration and development activities as planned, we might be required to satisfy a portion of our obligations under those commodity derivatives without the benefit of the cash flow from the sale of that production, which may materially impact our liquidity. Additionally, if market prices for our production exceed collar ceilings or swap prices, we would be required to make monthly cash payments, which could materially adversely affect our liquidity.

Loss of additional personnel could adversely affect our operations.

Our operations are dependent on a relatively small group of key management personnel, including our executive officers. Our recent liquidity issues and our Chapter 11 proceedings have created distractions and uncertainty for our key management personnel and our employees. As a result, we have experienced and may continue to experience increased levels of employee attrition. Because competition for experienced personnel in our industry can be intense, we may be unable to find acceptable replacements with comparable skills and experience and their loss could adversely affect our ability to operate our business. In addition, a loss of key personnel or material erosion of employee morale, at the corporate and field levels, could have a material adverse effect on our ability to meet customer and counterparty expectations, thereby adversely affecting our business and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information with respect to repurchases by the Company of its shares of restricted stock during the second quarter of 2015.

	Total number of	Average price
Period	shares purchased (1)	per share
April	142,449	$0.07
May	—	—
June	20,734	0.08
Total	163,183	$0.08

Item 3. Defaults Upon Senior Securities.

See Note 2 to the Notes to Condensed Consolidated Financial Statements, “Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern,” within Part I, Item I of this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6.   Exhibits.

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
10.1

Forbearance Agreement and First Amendment, dated as of May 4, 2015, to Second Amended and Restated Credit Agreement, dated as of December 16, 2014, by and among Sabine Oil & Gas Corporation, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated May 5, 2015 (File No. 001-13515).

10.2

Forbearance and Third Amendment, dated as of May 20, 2015 to the Credit Agreement dated as of December 14, 2012, by and among Sabine Oil & Gas Corporation, Wilmington Trust, National Association (as successor to Bank of America, N.A.), as administrative agent, and the lenders party thereto,  incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated May 21, 2015 (File No. 001-13515).

10.3

Amendment, dated as of June 30, 2015, to Forbearance Agreement, dated as of May 4, 2015, to the Second Amended and Restated Credit Agreement, dated as of December 16, 2014, by and among Sabine Oil & Gas Corporation, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated July 1, 2015 (File No. 001-13515).

10.4

First Amendment, dated as of July 8, 2015, to Forbearance Agreement dated as of May 20, 2015, to the Credit Agreement, dated as of December 14, 2012, by and among Sabine Oil & Gas Corporation, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation dated July 9, 2015 (File No. 001-13515).

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

SABINE OIL & GAS CORPORATION
Date: August 7, 2015	By:	/s/ David J. Sambrooks
	Name:	David J. Sambrooks
	Title:	President, Chief Executive Officer and Chairman

	By:	/s/ Michael D. Magilton, Jr.
	Name:	Michael D. Magilton, Jr.
	Title:	Senior Vice President and Chief Financial Officer