Form 10-Q
period 2015-09-30
SABINE OIL & GAS CORP
filed 2015-11-09
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

213,985,593 shares of our $0.10 par value common stock were outstanding on November 4, 2015.

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

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$254,973	$3,252
Accounts receivable	46,173	108,110
Prepaid expenses and other current assets	14,173	13,092
Derivative instruments	—	160,217
Total current assets	315,319	284,671
Property, plant and equipment:
Oil and natural gas properties (full cost method)
Proved	4,610,546	4,214,260
Unproved	109,070	319,256
Gas gathering and processing equipment	15,217	14,315
Office furniture and fixtures	15,765	14,030
Total property, plant and equipment	4,750,598	4,561,861
Accumulated depletion, depreciation and amortization	(3,953,455)	(2,495,793)
Total property, plant and equipment, net	797,143	2,066,068
Other assets:
Deferred financing costs, net	—	34,862
Deferred income taxes	1,173	117,662
Other long-term assets	10,051	6,665
Total other assets	11,224	159,189
Total assets	$1,123,686	$2,509,928

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable – trade	$19,142	$83,282
Royalties payable	20,985	41,368
Accrued exploration and development	24,870	112,580
Accrued operating expenses and other	63,692	71,244
Accrued interest payable	285	30,946
Derivative instruments	—	4,645
Deferred income taxes	1,173	117,662
Current maturities of long-term debt, net of discount	—	1,988,883
Other short-term liabilities	1,732	14,304
Total current liabilities	131,879	2,464,914

Asset retirement obligation	40,481	39,382
Derivative instruments	—	2,269
Other long-term liabilities	62,857	67,155
Liabilities subject to compromise	2,876,416	—
Total liabilities	3,111,633	2,573,720
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 authorized shares, 2,508,945 shares issued and outstanding at September 30, 2015 and December 31, 2014	25	25
Common stock, $0.10 par value, 650,000,000 authorized shares; 200,548,103 and 200,975,778 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	20,053	20,096
Additional paid in capital	1,566,034	1,564,805
Accumulated deficit	(3,574,059)	(1,648,718)
Total shareholders’ deficit	(1,987,947)	(63,792)
Total liabilities and shareholders’ deficit	$1,123,686	$2,509,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Oil, natural gas liquids and natural gas	$77,820	$122,125	$271,617	$355,401
Other	287	286	1,949	1,145
Total revenues	78,107	122,411	273,566	356,546
Operating expenses
Lease operating	22,430	13,569	69,436	37,023
Marketing, gathering, transportation and other	8,380	6,544	25,868	17,091
Production and ad valorem taxes	4,740	5,138	12,956	15,579
General and administrative	9,095	6,560	37,394	20,584
Depletion, depreciation and amortization	47,939	52,787	152,617	142,995
Accretion	484	229	1,439	668
Impairments	572,249	—	1,306,757	1,659
Other operating expenses	3,825	4,749	24,459	7,999
Total operating expenses	669,142	89,576	1,630,926	243,598
Other income (expenses)
Interest expense, net of capitalized interest (contractual interest expense equals $50,871 and $142,592 for the three and nine months ended September 30, 2015)	(20,882)	(27,721)	(168,919)	(80,356)
Gain (loss) on derivative instruments	16,241	37,430	33,897	(1,611)
Total other income (expenses)	(4,641)	9,709	(135,022)	(81,967)
Reorganization items, net	432,959	—	432,959	—
Net income (loss) before income taxes	(1,028,635)	42,544	(1,925,341)	30,981
Income tax expense	—	—	—	—
Net income (loss) before income taxes	$(1,028,635)	$42,544	$(1,925,341)	$30,981
Net income (loss) per share:
Basic	$(5.13)	$0.36	$(9.61)	$0.26
Diluted	$(5.13)	$0.36	$(9.61)	$0.26
Weighted average shares outstanding – basic	200,542	118,863	200,416	118,863
Weighted average shares outstanding – diluted	200,542	118,863	200,416	118,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

 (in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2013	—	$—	118,863	$11,885	$1,511,123	$(1,321,998)	$201,010
Consideration transferred	—	—	79,242	7,924	32,489	—	40,413
Issuance of preferred stock	2,509	25	—	—	(25)	—	—
Restricted stock	—	—	2,871	287	(287)	—	—
Amortization of stock based compensation	—	—	—	—	1,041	—	1,041
Tax effect of transactions with entities under common control	—	—	—	—	20,464	—	20,464
Net loss	—	—	—	—	—	(326,720)	(326,720)
Balance as of December 31, 2014	2,509	$25	200,976	$20,096	$1,564,805	$(1,648,718)	$(63,792)
Restricted stock granted and repurchased	—	—	(428)	(43)	(145)	—	(188)
Amortization of stock based compensation	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(1,925,341)	(1,925,341)
Balance as of September 30, 2015	2,509	$25	200,548	$20,053	$1,566,034	$(3,574,059)	$(1,987,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,925,341)	$30,981

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	152,617	142,995
Impairments	1,306,757	1,659
Gain on sale of assets	—	(1,375)
Accretion expense	1,439	668
Accrued interest expense and unamortized debt discount	16,817	(5,945)
Amortization of deferred financing costs	16,154	8,624
Non-cash loss (gain) on derivative instruments	62,790	(6,033)
Amortization of option premiums	(4,645)	(9,774)
Amortization of prepaid expenses	4,907	2,697
Non-cash stock based compensation	1,374	—
Other, net	1,060	(72)
Reorganization items, net	431,459	—
Working capital and other changes:
(Increase) decrease in accounts receivable	67,633	(25,084)
(Increase) decrease in other assets	12,901	(3,687)
Decrease in accounts payable, royalties payable and accrued liabilities	(7,845)	(7,405)
Net cash provided by operating activities	138,077	128,249

Cash flows from investing activities:
Oil and natural gas property additions	(289,718)	(431,494)
Oil and natural gas property acquisitions	—	(36,772)
Gas processing equipment additions	(1,668)	(2,881)
Other asset additions	(1,784)	(2,122)
Cash received from sale of assets	6,449	15,127
Net cash used in investing activities	(286,721)	(458,142)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	425,987	364,000
Debt repayments for the senior secured revolving credit facility	(24,324)	(40,000)
Debt issuance costs	(1,110)	(154)
Shares repurchased	(188)	—
Net cash provided by financing activities	400,365	323,846

Net increase (decrease) in cash and cash equivalents	251,721	(6,047)
Cash and cash equivalents, beginning of period	3,252	11,821
Cash and cash equivalents, end of period	$254,973	$5,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sabine Oil & Gas Corporation (Debtors-in-possession)

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

2.Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11

On July 15, 2015, the Company and certain of its subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corp., Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company has applied ASC 852, Reorganizations, in preparing its Condensed Consolidated Financial Statements.

By certain “first day” motions filed in the Chapter 11 Cases, the Company obtained Bankruptcy Court approval (on an interim basis) to, among other things and subject to the terms of the orders entered by the Bankruptcy Court pay pre-petition employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners, as well as expenses incurred post-petition to these and additional ordinary course creditors.

Appointment of Creditors Committee. On July 28, 2015, The United States Trustee for the Southern District of New York appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors Committee will support the Debtors’ positions on matters presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Debtors and the Creditors Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Rejection of Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts of leases may assert claims against the applicable Debtors’ estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Quarterly Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

The Debtors’ condensed consolidated financial statements include amounts classified as Liabilities Subject to Compromise (as defined below) that the Debtors believe the Bankruptcy Court will allow as claim amounts resulting from the Debtors’ rejection of various executory contracts and unexpired leases and defaults under the debt agreements. Additional amounts may be included in Liabilities Subject to Compromise in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Debtors expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” below).

Magnitude of Potential Claims. On August 28, 2015, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith (the “Schedules and Statements”). The Debtors amended their Schedules and Statements on October 14, 2015, and may subsequently decide to further amend or modify their Schedules and Statements.

On October 21, 2015 the Debtors filed a motion to set a bar date to assist with the claims reconciliation process.  The Court has not yet approved such motion. Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Costs of Reorganization. The Debtors have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For additional information, see “Reorganization Items, net” below.

Effect of Filing on Creditors and Shareholders. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Debtors’ liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our common stock, is highly speculative.

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

Notice and Hearing Procedures for Trading in Claims and Equity Securities. The Bankruptcy Court issued a final order pursuant to Sections 105(a), 362(a) (3) and 541 of the Bankruptcy Code to enable the Debtors to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities.

In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.75% of our outstanding equity securities. Substantial Equityholders are required to file with the Bankruptcy Court and serve us with notice of such status. In addition, the order provides that a person or entity that would become a Substantial Equityholder by reason of a proposed acquisition of our equity securities is also required to comply with the notice and service provisions before effecting that transaction. The order gives the Debtors the right to seek an injunction from the Bankruptcy Court to prevent certain acquisitions or sales of our equity securities if the acquisition or sale might adversely affect our ability to utilize such tax attributes.

Under the order, prior to any proposed acquisition of equity securities that would result in an increase in the amount of our equity securities owned by a Substantial Equityholder, or that would result in a person or entity becoming a Substantial Equityholder, such person, entity or Substantial Equityholder is required to file with the Bankruptcy Court, and serve on the Company, a Notice of Intent to Purchase, Acquire or Otherwise Accumulate an Equity Security. In addition, prior to effecting any disposition of our equity securities that would result in a decrease in the amount of our equity securities beneficially owned by a Substantial Equityholder, such Substantial Equityholder is required to file with the Bankruptcy Court, and serve on the Company, a Notice of Intent to Sell, Trade or Otherwise Transfer Equity Securities. Lastly, prior to filing any federal or state tax return or any amendment to such return that claims any deduction for worthlessness regarding our equity securities for a tax year ending before our emergence from Chapter 11, certain shareholders must file with the Bankruptcy Court, and serve on the Company, a Declaration of Intent to Claim a Worthless Stock Deduction, which the Debtors may object to if the claim might adversely affect our ability to utilize our tax attributes.

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order would be null and void ab initio as an act in violation of such order and would therefore confer no rights on a proposed transferee.

Process for Plan of Reorganization. In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the date of Bankruptcy Petitions to file a plan of reorganization subject to extension for cause. If the Debtors’ Exclusive Filing Period lapses, any party in interest may file a plan of reorganization for any of the Debtors.

In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization would be accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the plan have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each class of equity interests impaired by the plan has voted to accept the plan. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

The timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a plan of reorganization that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

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

Liquidity and Ability to Continue as a Going Concern

The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes. The Company has classified all debt as long term as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of September 30, 2015 (see Note 4). If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported income and expenses could be required and could be material. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein.

On February 25, 2015, the Company borrowed approximately $356 million under its New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. As of September 30, 2015, the Company did not have credit extensions available under the New Revolving Credit Facility due to the going concern qualification in the Company’s 2014 audited financial statements and certain other defaults described below. As of September 30, 2015, the total outstanding principal amount of the Company’s debt obligations was $2.726 billion, consisting of approximately $876 million of borrowings under the New Revolving Credit Facility, $350 million of the 2017 Notes, $800 million of the Legacy Forest Notes, and a $700 million Term Loan Facility. In addition, as of September 30, 2015, the Company had approximately $26.3 million of outstanding letters of credit under the New Revolving Credit Facility. Additionally, the Company’s cash balance at September 30, 2015 was approximately $255 million. For additional detail on each of the debt obligations, including definitions of the terms “New Revolving Credit Facility,” “2017 Notes,” “Term Loan Facility” and “Legacy Forest Notes,” please see Note 8 herein.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under its debt obligations.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters. For additional detail regarding the Company’s other defaults under its debt obligations, please see Note 8 herein.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of September 30, 2015, and it is used solely to pay for the operations of the prepetition collateral properties.

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

3.Immaterial Misstatement

Subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2014, during the preparation of the condensed consolidated financial statements for the quarter ended March 31, 2015 management identified a misstatement in the presentation of deferred taxes associated with its 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007, and the 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012, and the effects of adjusting the allocation of the stepped-up basis in certain assets relating to the effects of the Combination. Such amounts should have been presented as current deferred tax liabilities as of December 31, 2014. The Company also corrected the classification of certain assets related to post-retirement benefit obligations that had previously been presented as Other short-term assets. Such amounts should have been presented as other long term-assets. Management concluded that these misstatements are immaterial, individually and in the aggregate. The effects of these misstatements on previously reported December 31, 2014 balances in the Annual Report on Form 10-K are presented below:

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

4.Significant Accounting Policies

Basis of Presentation

The Company presents its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying condensed consolidated financial statements include Sabine and its wholly owned subsidiaries. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of the Company at September 30, 2015, and the results of its operations and its cash flows for the periods presented. Interim results are not necessarily indicative of expected future results because of various factors including the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on the Company’s revenues and the fair values of its derivative instruments.

Sabine O&G is considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial information of Sabine Oil & Gas Corporation included in this Quarterly Report on Form 10-Q which cover periods prior to the completion of the Combination, reflect operations of Sabine O&G, the accounting predecessor to Sabine Oil & Gas Corporation, and do not reflect the operations of Sabine Oil & Gas Corporation, formerly known as “Forest Oil Corporation”. The assets acquired and liabilities assumed in the Combination were recognized in the condensed consolidated balance sheet at their preliminary fair value as of December 16, 2014 and the operating results of the acquired properties are included in the condensed consolidated financial statements for the period beginning thereafter. See Note 7 for details of the Combination.

For a more complete understanding of the Company’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of the Company, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated interim financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the condensed consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation  basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with GAAP, we have applied ASC 852 “Reorganizations,” in preparing our condensed consolidated interim financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization Items, net” in the accompanying Condensed Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our Condensed Consolidated Balance Sheets at September 30, 2015 in “Liabilities Subject to Compromise”. These liabilities include unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the U.S. Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our condensed consolidated interim financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications in our historical condensed consolidated interim financial statements.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise (herein referred to as the “Liabilities Subject to Compromise”) included in our Condensed Consolidated Balance Sheets as of September 30, 2015:

September 30, 2015
(in thousands)
Accounts payable	$(20,094)
Accrued liabilities	(10,341)
Accrued interest payable	(74,222)
Debt	(2,725,829)
Other short-term liabilities	(9,400)
Legal and terminated contracts	(36,530)
Liabilities subject to compromise	$(2,876,416)

Liabilities Subject to Compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connections with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts prospectively as necessary. Such adjustments may be material.

Reorganization Items, net

The following table summarizes the components included in “Reorganization Items, net” in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2015	2015
	(in thousands)
Professional fees	21,122	21,122
Deferred financing costs and unamortized discounts	378,705	378,705
Terminated contracts	33,132	33,132
Total Reorganization items, net	432,959	432,959

The company uses this category to reflect the net revenues, expenses, gains and losses that are the result of the reorganization and restructuring of the business.

Professional fees included in Reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes and are included in Reorganization items, net as we believe these debt instruments may be impacted by the bankruptcy reorganization process. Terminated contracts are primarily related to the Company’s rig and servicing contracts rejected on August 10, 2015 by the Court, effective July 15, 2015; please see Note 14 herein. The terminated contracts represent the estimated claims related to rejection of approved contracts that were not previously included in the balance sheet as the liability was contingent or an executory contract previously reported as commitments and contingencies. Expenses for terminated contracts were based on pre-petition general unsecured claims for damages caused by the Company’s breach of contract.

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

Oil and Natural Gas Properties and Equipment

For the three and nine months ended September 30, 2015, the Company recognized an impairment of $570.5 million and $1.3 billion, respectively, for the carrying value of oil and natural gas properties. For the three and nine months ended September 30, 2014, the Company did not recognize an impairment for the carrying value of proved oil and natural gas properties. The impairments in 2015 are primarily related to a significant drop in commodity prices for oil and natural gas as well as a reduction in our development plans due to the limited availability for obtaining additional financing couples with our Chapter 11 Filing. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended September 30, 2015 and 2014 were $3.06 and $4.24, respectively, for natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended September 30, 2015 and 2014 were $59.21 and $99.08, respectively, for oil. The Company could have additional reduction in the carrying value of our oil and natural gas properties if the average of the unweighted first day of the month oil and natural gas prices for the prior twelve month periods continue to decline.

The Company’s depletion expense on oil and natural gas properties is calculated each quarter utilizing period end proved reserve quantities. The Company recorded $47.1 million and $52.1 million of depletion on oil and natural gas properties for the three months ended September 30, 2015 and 2014, respectively, and $150.0 million and $141.0 million for the nine months ended September 30, 2015 and 2014, respectively. As a rate of production, depletion was $1.92 per Mcfe and $2.68 per Mcfe for the three months ended September 30, 2015 and 2014, respectively, and $1.90 per Mcfe and $2.57 per Mcfe for the nine months ended September 30, 2015 and 2014, respectively.

Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments. The Company’s derivative instruments were reported at fair value based on Level 2 fair value methodologies at December 31, 2014. The New Revolving Credit Facility is carried at face value as of September 30, 2015 and December 31, 2014. The Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes are carried at face value as of September 30, 2015 and nominal value, net of unamortized discount as of December 31, 2014. See Note 13 for fair value measurements related to these instruments.

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

Loss per Share

No potential common shares are included in the computation of any diluted per share amount when a net loss exists because they would be deemed antidilutive, as was the case for the three and nine months ended September 30, 2015. It was not necessary to include unvested restricted stock grants in the calculation of diluted shares for the three and nine months ended September 30, 2014 as grants of restricted stock occurred in December 2014, and thus there are no differences between basic and diluted shares in the three and nine month periods ended September 30, 2014.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” requiring reporting entities to evaluate whether they should consolidate legal entities. The standard is effective for Sabine in the first quarter of 2016, with early adoption permitted. Sabine does not anticipate that the adoption of this guidance will have an impact on the Company’s financial condition or results of operation.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB elected to defer the effective date of ASU 2014-09 until annual and interim periods beginning after December 15, 2017. Entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective retrospectively for annual and interim periods beginning after December 15, 2015. The Company intends to adopt ASU 2015-03 in the annual period ended December 31, 2015. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments. ASU 2016-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date recognized. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

5.Significant Customers

During the three and nine months ended September 30, 2015, purchases by three and two companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company, respectively. During the three months ended September 30, 2015 purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC and Eastex Crude Company accounted for approximately 28%,  15% and 12% of oil, natural gas liquids and natural gas sales, respectively. During the nine months ended September 30, 2015 purchases by Enbridge Pipeline (East Texas) LP and NGL Crude Logistics LLC accounted for approximately 26% and 14% of oil, natural gas liquids and natural gas sales, respectively. During both the three and nine months ended September 30, 2014, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. During the three months ended September 30, 2014 purchase by NGL Crude Logistics LLC, Laclede Energy and Enbridge Pipeline (East Texas) LP accounted for approximately 21%,  13% and 12% of oil, natural gas liquids and natural gas sales, respectively. During the nine months ended September 30, 2014, purchases by Enbridge Pipeline (East Texas) LP, Eastex Crude Company and Laclede Energy accounted for approximately 13%,  12% and 12% of oil, natural gas liquids and natural gas sales, respectively.

6.Income Taxes
Effective Tax Rate

For the three and nine months ended September 30, 2015, we recorded no income tax expense or benefit, resulting in an effective tax rate of 0%.  The significant difference between our effective tax rate and federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax assets in excess of deferred tax liabilities.

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

Net Operating Loss

U.S. federal net operating loss carryforwards (“NOLs”) at December 31, 2014 were adjusted to be approximately $515 million, of which $483 million is subject to limitation under Section 382 of the Internal Revenue Code. The Company increased the NOL by $402 million because there is more likelihood the NOL can be utilized. The NOL balance excludes those NOLs that the Company believes the likelihood of utilization to be remote as a result of limitations imposed under Section 382 of the Internal Revenue Code. Certain of the NOLs are scheduled to expire in 2019 and 2020 and the remaining will expire after 2034. Additional analysis of the IRC 382 limitations will be done upon finalizing the purchase price allocation related to the Combination. This could result in a change to the value of the NOLs. In connection with the Company’s bankruptcy filing, the Company filed a motion to preserve the NOLs.

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

Accounting for Uncertainty in Income Taxes

The Company increased the gross unrecognized tax benefits by $10 million from $9 million at December 31, 2014 to $19 million at September 30, 2015 related to tax positions taken during a prior period.  The Company expects $10 million to reverse in the next twelve months.  If recognized, none of the uncertain tax positions would impact tax expense.

7.Property Acquisitions and Divestitures

The results of the Combination described below are included in the accompanying Condensed Consolidated Statements of Operations since the Combination close date of December 16, 2014.

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

All assets and liabilities including properties were recorded at their fair value. In determining the fair value of the oil and gas properties, the Company prepared estimates of oil and natural gas reserves. The Company used estimated future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by management to calculate fair value of assets acquired and liabilities assumed. The Company may record purchase price adjustments as a result of changes in such estimates. No material adjustments have been recorded as of September 30, 2015.

Total pro forma impact of the Combination assuming the acquisition occurred on January 1, 2013 was an increase to “Total revenues” in the Condensed Consolidated Statement of Operations of $54.6 million and $162.5 million for the three and nine months ended September 30, 2014, and an increase to “Net income” in the Condensed Consolidated Statement of Operations of $35.1 million and $19.6 million for the three months and nine months ended September 30, 2014.

8.Debt
Senior Notes

2017 Notes

The Company and the Company’s subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, have $350 million in 9.75% senior unsecured notes due 2017 (the “2017 Notes”) currently outstanding. The 2017 Notes are unsecured obligations that bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $1.4 million at December 31, 2014.  Discount amortization expense was $0.02 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. The remaining unamortized discount of $1.0 million as of the Chapter 11 filing date was expensed as a reorganization item. The 2017 Notes were issued under, and are governed by, an indenture dated February 12, 2010 by and among Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto. Due to the amortization of the discount, the effective interest rate on the 2017 Notes for the three and nine months ended September 30, 2015 was 1.60% and 7.42%, respectively.  The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2017 Notes.

At December 31, 2014, the 2017 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date, the Company had accrued $14.1 million of interest related to the 2017 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

2019 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $284.9 million at December 31, 2014. Discount amortization expense was $2.5 million and $34.4 million for the three and nine months ended September 30, 2015, respectively. The remaining unamortized discount of $250.4 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2019 Notes for the three and nine months ended September 30, 2015 was 2.85% and 13.15%, respectively.

At December 31, 2014, the 2019 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value net of discount. As of September 30, 2015, the 2019 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

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

2020 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $116.9 million at December 31, 2014. Discount amortization expense was $0.8 million and $11.0 million for the three and nine months ended September 30, 2015, respectively. The remaining unamortized discount of $105.8 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2020 Notes for the three and nine months ended September 30, 2015 was 2.60% and 12.01%, respectively.

At December 31, 2014, the 2020 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015, the 2020 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

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

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of September 30, 2015, and it is used solely to pay for the operations of the prepetition collateral properties.

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

As of September 30, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility totaled approximately $876 million and $545 million, respectively, and there were $26.3 million and $29 million of outstanding letters of credit, respectively. Additionally, borrowings outstanding under the New Revolving Credit Facility had a weighted average interest rate of 5.0% and 3.8% for the three and nine months ending September 30, 2015, respectively.  Borrowings outstanding under the Former Revolving Credit Facility had a weighted average interest rate of 2.4% and 2.3% for the three and nine months ended September 30, 2014, respectively.

At December 31, 2014 the New Revolving Credit Facility was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value. As of September 30, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

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

Subsequent to September 30, 2015, the letters of credit of $26.3 million were liquidated and our debt balance was $902.1 million.

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

The Company’s filing of the Bankruptcy Petitions described above in Note 2 constituted an event of default that accelerated the Company’s obligations under the Term Loan Facility. Additionally other events of default are present due to the failure to make interest payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters.

Loans under the Term Loan Facility bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”). Any time an interest period for loans expires during an event of default under the Term Loan Facility, such loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three and nine months ended September 30, 2015 was 1.52% and 7.10%, respectively. The weighted average interest rate incurred on this indebtedness for each of the three and nine months ended September 30, 2014 was 8.75%.

At December 31, 2014 the Term Loan was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015 the Term Loan is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

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

Additionally, approximately 16.9 million shares and approximately 0.7 million shares of service-based restricted stock were awarded subsequent to the consummation of the Combination in 2014 and in the three months ended March

31, 2015, respectively. No additional shares of service-based restricted stock were awarded in the second and third quarters of 2015. Refer to Note 10.

At September 30, 2015, the Company had 650.0 million Common Shares, par value $0.10 per share, authorized and 200.5 million shares issued and outstanding.

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

At September 30, 2015, the Company had 10.0 million Series A Preferred Shares, par value $0.01, authorized and 2.5 million shares issued and outstanding.

The Company has a significant amount of indebtedness that is senior to its existing preferred stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing preferred stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

Incentive Units

The Incentive Units were issued pursuant to the Combination in exchange for Incentive Units that were outstanding prior to the Combination, and were amended in connection with the closing of the Combination. The Incentive Units that were outstanding prior to the Combination were not a substantive class of equity and participated only upon liquidation events meeting certain requisite financial thresholds which were not considered probable, and, as such, were considered to be liability-based awards with no fair value recognized. As amended, the Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares). As such, the Incentive Units as amended in connection with the Combination were considered to be equity-based awards with a grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite derived service period. The compensation expense recognized during the three and nine months ended September 30, 2015 was approximately $0.1 million and $0.3 million, respectively.

The Company has a significant amount of indebtedness that is senior to its existing incentive units in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing incentive units will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

10.Stock-Based Compensation
Description of plan

In November 2014, the Company adopted the 2014 LTIP under which non-statutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to employees, directors and consultants of the Company. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 20 million shares. On December 16, 2014, in connection with the closing of the Combination, subject to the approval of the Sabine shareholders, the board of directors of Sabine voted to amend the 2014 LTIP to increase the total number of Common Shares reserved for issuance in connection with awards under the 2014 LTIP from 20 million to 40 million, effective as of the date of such shareholder approval. As of September 30, 2015, the Company had 4.1 million shares available for issuance under the 2014 LTIP.

Restricted stock

The following table summarizes the restricted stock activity in the 2014 LTIP for the nine months ended September 30, 2015.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date Fair	for Future Issuance
	Shares	Value	under 2014 LTIP
Unvested at December 31, 2014	13,923,230	$0.34	3,205,597
Awarded	719,132	0.24	(719,132)
Vested	(627,659)	0.34	—
Forfeited	(1,611,834)	0.34	1,611,834
Unvested at September 30, 2015	12,402,869	0.33	4,098,299

The grant date fair value of restricted stock is determined by averaging the high and low stock price of a share of Sabine common stock as published by the OTC Bulletin Board on the date of grant. Of the unvested restricted stock as of September 30, 2015,  10,685,109 shares vest as follows: (i) two-thirds will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third will vest in full on the fourth anniversary of the date of grant; 1,117,760 shares vest ratably over three years; and 600,000 shares vest ratably over four years. Restricted stock may vest earlier upon a qualifying disability, death, certain involuntary terminations, or a change in control of the Company in accordance with the terms of the underlying agreement.

The Company has a significant amount of indebtedness that is senior to its existing common stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing restricted stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

Compensation costs

Stock compensation expense associated with restricted stock awards for the three and nine months ended September  30, 2015 was $0.3 million and $1.1 million, respectively.

11.Statement of Cash Flows

The Company paid $60.9 million and $65.9 million for interest during the nine months ended September 30, 2015 and 2014, respectively, net of capitalized interest. During the nine months ended September 30, 2015 paid $1.5 million for Reorganization items.

During the nine months ended September 30, 2015, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•

Offset rights taken by counterparties upon termination of derivative financial instruments were approximately $70.8 million, and were used to reduce obligations due under the New Revolving Credit Facility.

•	Accrued and payable capital expenditures as of September 30, 2015 were approximately $33.1 million.

During the nine months ended September 30, 2014, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of September 30, 2014 were $116.8 million.
•	Accrued debt issuance costs as of September 30, 2014 were $1.4 million.
12.Derivative Financial Instruments

The Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s existing derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. Additionally, certain of the Company’s derivative positions were terminated prior to July 15, 2015 as a result of defaults under Sabine’s derivate agreements that occurred prior to the filing of the Bankruptcy Petition. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce our New Revolving Credit Facility. Other terminations resulted in approximately $70.8 million of direct offsets against the New Revolving Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015.

Throughout the nine months ended September 30, 2015, the Company did execute derivative contracts as market conditions allowed in order to economically hedge anticipated future cash flows from oil and natural gas producing activities. No contracts were executed during the three months ended September 30, 2015. These include both oil and natural gas fixed-price swap agreements covering certain portions of anticipated 2016 and 2017 production volumes. The Company executed option contracts including written oil call agreements, as well as purchased oil put agreements, covering certain portions of anticipated 2016 oil production. No material premiums were recognized as a result of these option agreements. None of the fixed-price swap or option contracts were designated for hedge accounting, with all mark-to-market changes in fair value recognized currently in earnings.

Additionally, prior to the nine months ended September 30, 2015, the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2015 through 2016. No material premiums were recognized as a result of these option agreements. Sabine sold a swaption agreement allowing the counterparty the option to execute a fixed price swap agreement at a contracted price on contracted volumes before an expiration date.

Throughout the nine months ended September 30, 2014, the Company purchased natural gas puts, wrote oil and natural gas calls, and wrote oil and natural gas puts for periods from 2014 through 2016, for which a net premium was recognized. In March 2014, Sabine restructured certain sold call contracts for which the Company had previously recognized a premium liability related to 2015 volumes. As a result of this restructuring, the Company released $4.4 million of premium liability into earnings, recognized in “Gain (loss) on derivative instruments” in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.

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

The table below presents the Company’s “Gain (loss) on derivative instruments” located in Other income (expenses) in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Gain (loss) on derivative instruments	$16,241	$37,430	$33,897	$(1,611)

Sabine received $2.6 million and paid $2.5 million on settlements of derivatives in three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 Sabine received $92.0 million and paid $17.4 million, respectively.

Sabine’s derivative contracts are executed with counterparties under certain master netting agreements that allow the Company to offset assets due from, and liabilities due to, the counterparties. The table below presents the carrying value of Sabine’s derivative assets and liabilities both before and after the impact of such netting agreements in the Condensed Consolidated Balance Sheets as of December 31, 2014. As a result of terminations, the Company no longer has any derivatives contracts in place at September 30, 2015:

	Derivative Assets as of December 31, 2014
		Fair Value
		(in thousands)
Current assets	Derivative Instruments	$191,765
Total current asset fair value		191,765

Less: Counterparty set-off		(31,548)
Total derivative asset net fair value		$160,217

	Derivative Liabilities as of December 31, 2014
		Fair Value
		(in thousands)
Current liabilities	Derivative Instruments	$(4,645)
Current assets	Derivative Instruments	(31,548)
Total current liability fair value		(36,193)

Long-term liabilities	Derivative Instruments	(2,269)
Total long-term liability fair value		(2,269)

Less: Counterparty set-off		31,548
Total derivative liability net fair value		$(6,914)

At December 31, 2014, none of the Company’s outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to Sabine upon any change in the Company’s credit ratings.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014. The Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

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

The Company measures fair value of its debt based on recent trade activity for fixed rate obligations, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes, on a Level 2 methodology using quoted market prices which include consideration of the Company’s credit risk. The following table outlines the fair value of the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(in thousands)
New Revolving Credit Facility
Carrying Value	$875,828	$545,000
Fair Value (1)	$875,828	$512,414

Term Loan Facility
Carrying Value (2)	$700,000	$696,916
Fair Value	$151,375	$653,798

2017 Senior Notes
Carrying Value (2)	$350,000	$348,669
Fair Value	$23,230	$190,400

2019 Senior Notes
Carrying Value (2)	$577,914	$293,064
Fair Value	$67,183	$184,932

2020 Senior Notes
Carrying Value (2)	$222,087	$105,234
Fair Value	$32,758	$73,311

(1) The value of the New Revolving Credit Facility, which has a variable interest rate, is stated at the carrying value as of September 30, 2015, as a basis for fair value is indeterminable.

(2) At December 31, 2014 carrying value was equal to the face value, net of discount and were presented as a current liability in the Condensed Consolidated Balance Sheets. At September 30, 2015 the carrying value equals the face value and are presented as a long term liability in “Liabilities Subject to Compromise”.

Sabine utilizes fair value on a non-recurring basis to perform impairment tests as required on the Company’s inventory and property, plant and equipment. The Company considered the decrease in gas prices from June 30, 2015 to September 30, 2015 a triggering event to assess impairment. For the three and nine months ended September 30, 2015, the Company recorded $0.8 million impairment charges for gas gathering and processing equipment. No impairment charge for gas gathering and processing equipment was recorded in the three months ended September 30, 2014. In the nine months ended September 30, 2014, the Company recorded impairment charges for gas gathering and processing equipment of $1.7 million. These impairments were based on expected present value and estimated future cash flows using current volume throughput and pricing assumptions. For the three and nine months ended September 30, 2015 the Company recognized $0.9 million of impairment charges related to the write-down of carrying value of certain sizes of casing inventory. For the three and nine months ended September 30, 2014 Sabine had no material impairment charges related to the write-down of carrying value of certain sizes of casing inventory. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition (Note 7). The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified as Level 3. Additionally, the Company uses fair value to determine the inception value of the Company’s asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified as Level 3.

14.Commitments and Contingencies

Legal and Regulatory

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued when probable and reasonably estimable based on the Company’s best estimate of the potential loss. The Company has recognized $28.4 million of accrued liabilities in relation to legal proceedings, of which, $26.4 million is classified within “Other long-term liabilities” and $2 million is classified within “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of September 30, 2015. As of December 31, 2014 the Company recognized $27.4 million of accrued liabilities in relation to legal proceedings which is classified within “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Additionally, as of September 30, 2015, the Company had AROs of approximately $40.4 million, of which $9.4 million was reported in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet. As of December 31, 2014 Company had AROs of approximately $48.8 million, of which $9.4 million was reported in Other short-term liabilities in the Condensed Consolidated Balance Sheet attributable to the plugging of abandoned wells. There have been no updates to significant legal cases in the three months ended September 30, 2015 other than that all pre-petition litigation (with the exception of Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al., discussed below) has been stayed due to the filing of Sabine’s voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015. On May 1, 2015, the Texas Supreme Court requested full briefing on the merits. Sabine filed its brief on July 1, 2015. On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 15, 2015, the bankruptcy court granted an unopposed motion to lift the automatic stay thereby allowing the appeal currently pending in the Texas Supreme Court to move forward.

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

The stipulation of settlement will be subject to customary conditions, including court approval.  In the event the parties enter into a stipulation of settlement, a hearing will be scheduled at which the New York Court will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the court, it will resolve and release all claims or actions that were or could have been brought challenging any aspect of the proposed combination transaction, the Amended and Restated Agreement and Plan of Merger, the merger agreement originally entered into by Sabine Investor Holdings LLC, Forest Oil, New Forest Oil Inc. and certain of their affiliated entities on May 5, 2014, any disclosure made in connection therewith, including the Definitive Proxy Statement, and all other matters that were the subject of the complaint in the New York action, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that the parties will negotiate in good faith regarding the amount of attorney’s fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions.  There can be no assurances that the parties will ultimately enter into a stipulation of settlement or that the New York Court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  The parties are presently negotiating the stipulation of settlement.  At this time, the Company is unable to estimate the potential outcome of this litigation or the ultimate exposure.

On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP-G”) initiated arbitration against Sabine alleging that Sabine breached various provisions, along with its duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP-G entered into in May 2013 and the Acid Gas Handling Agreement with HPIP-G entered into in May 2014.  HPIP-G has not yet specified the amount of the recovery it seeks pursuant to these claims.  HPIP-G also seeks to exercise a contractual provision requiring Sabine to purchase the facilities governed by the two agreements in the event the related drilling program terminates.  The alleged purchase price is approximately $80 million.  On December 19, 2014, Sabine filed the Company’s Answering Statement and Notice of Counterclaim, asserting generally that HPIP-G breached various provisions of the agreements, resulting in damages to the Company of approximately $25 million.  Sabine further alleged that the Company’s drilling program has not terminated.  A three person arbitration panel has been selected; however the arbitration is stayed due to the pending bankruptcy.

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

Sabine is separately evaluating potential claims that the Company may assert against the trustee for the 2019 Notes for any and all losses the Company may suffer as a result of the complaint or notice. Sabine can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. While Sabine intends to vigorously defend the claims against the Company and believe they are without merit, an adverse ruling could result in the holders of the 2019 Notes having a claim in the Bankruptcy Court for the change of control put at 101% of the outstanding principal, plus accrued and outstanding interest of the notes.

Additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which we are a party and with respect to the business combination.

On July 15, 2015, Sabine filed a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, the Company filed an adversary proceeding asserting, on its behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint (the “Complaint”) states that at the time of the Business Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, Forest Oil Corporation was insolvent from a balance-sheet standpoint. The Complaint also alleges that Forest Oil Corporation did not receive reasonably equivalent value in exchange for pledging hundreds of millions of dollars of oil and gas assets to secure the Term Loan Facility debt that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, Sabine is seeking to avoid and preserve, for the benefit of the Company’s unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that secured the $650 million in preexisting Sabine Oil & Gas LLC debt under the Term Loan Facility. In August 2015, the defendant filed a motion to dismiss, which is now fully briefed, and the court heard oral argument on October 15, 2015, but did not rule.

Drilling and Completion

On August 10, 2015 the Bankruptcy Court issued orders allowing the Company to reject its rig and servicing contracts with Nabors effective July 15, 2015 and the total estimated allowable claim has been included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet  and “Reorganization Items, net” in the Condensed Consolidated Statements of Operations” as appropriate. The rejections impacted the Company’s rigs and servicing contracts included in the contractual obligations table included in Sabine’s 2014 Form 10-K and eliminated approximately $29 million due over the life of the secured contracts as of the date the contracts were rejected.

The Company has a Committed Oilfield Services Agreement (the “Services Agreement”) with Nabors, which commits to Nabors service contracts with revenues of no less than 20% and 75% of certain of the Company’s gross spend on hydraulic fracturing services and drilling and directional services, respectively, through December 13, 2016. If at any yearly anniversary of the execution of the Services Agreement, Sabine has failed to meet the revenue commitment for the previous 12-month period and Nabors has complied with its service obligations under the Services Agreement, the Company may be required to pay Nabors an amount equal to the revenue commitment shortfall multiplied by 40%.  No revenue commitment shortfall liability was recorded as of December 31, 2014 for the annual period ended December 13, 2014 under the Services Agreement. For the annual period ended December 13, 2013, the Company recognized a revenue commitment shortfall liability amount due to Nabors of $1.7 million which was paid in January 2014 pursuant to the terms of the Services Agreement. The Company has not recognized any contractual shortfall for 2015 up to the petition date as of July 15, 2015.

Other Commitments

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  As a result, the Company has classified all debt as long term as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of September 30, 2015. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein.

The Company’s New Revolving Credit Facility and Term Loan Facility require that the Company’s annual financial statements include a report from its independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. In consideration of the uncertainty surrounding the Company’s ability to pay its debt obligations, the report of the Company’s independent registered public accounting firm that accompanied its audited consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding the substantial doubt about its ability to continue as a going concern. As a result, a default also existed under the Company’s New Revolving Credit Facility and Term Loan Facility due to the “going concern” qualification.  For additional detail regarding the Company’s other defaults under its debt obligations, please see Note 8 herein.

The Company has operating commitments which consist of committed production and development activities. The gas and condensate gathering agreements for the transportation and processing of natural gas and condensate cover certain properties with contractually obligated annual minimum volume commitments of gas and condensate. Under the terms of the agreements, the Company is required to make deficiency payments for any shortfalls in delivering the minimum volumes under these commitments and the Company recognizes shortfalls on a quarterly basis. The Company recognized $1.3 million and $2.9 million in Other operating expenses in the Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2015, respectively. The accrued liability is reflected in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of the three and nine months ended September 30, 2015 under these commitments. No shortfalls were recognized for the three and nine months ended September 30, 2014 under these commitments.

The Company has an additional drilling commitment which requires an annual minimum of one well be drilled each year through May 2, 2017. Under the terms of the agreement, the Company is required to purchase the associated gathering facilities should this commitment not be met.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Bankruptcy Court also issued orders allowing the Company to reject certain office leases effective September 1, 2015 and the total estimated allowable claim of approximately $3.5 million has been included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of September 30, 2015 and “Reorganization Items, net” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015, as appropriate.

In September 2015, the Court approved and authorized Company to continue awarding cash bonuses under the 2014 LTIP to employees of the Company. As of September 30, 2015, approximately $3.1 million was accrued for the Employer Incentive Program in “Accrued operating expenses and other” in the Condensed Consolidated Balance Sheets. However, an aggregate of approximately $9.4 million of future commitments are expected to be paid quarterly under the Employee Incentive Program through June 30, 2016 based on continued employment and the achievement of pre-established performance goals. The Court approved cash awards replaces the previously reported, March 2015 Performance Award.

There have been no other material changes to commitments and contingencies in the three and nine months ended September 30, 2015.

15. Subsequent Events

See Note 2, “Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern,” for information on the Company’s Voluntary Reorganization under Chapter 11 of the Bankruptcy Code and Note 8, “Debt,” for information on the Company’s liquidation of outstanding letters of credit.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation and exploration of oil and natural gas properties onshore in the United States. Our properties are primarily focused in three core geographic areas: East Texas targeting the Cotton Valley Sand, Haynesville Shale and Pettet formations; South Texas, targeting the Eagle Ford Shale formation; and North Texas, targeting the Granite Wash formation.

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

Our MD&A includes the following sections;

•	Chapter 11 Filings – a description of our recent events and our Chapter 11 filings
•	The Combination – a description of the 2014 combination with Forest Oil Corporation
•	Capital Program – a summary of planned capital expenditures during 2015
•	Results of Operations – an analysis of our consolidated results of operations for the three and nine month periods presented in our financial statements
•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments

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

By certain “first day” motions filed in the Chapter 11 Cases, we obtained Bankruptcy Court approval (on an interim basis) to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay employee wages, health benefits and certain other employee obligations, pay pre-petition certain lienholders and forward funds to third parties, including royalty holders and other partners. A final hearing on the motions to satisfy our obligations to certain third parties and to forward funds held by us that belong to third parties was held on August 10, 2015.

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

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Quarterly Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Our filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as long term, included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet at September 30, 2015. This debt includes unsecured and under secured obligations with are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 8 to our consolidated financial statements included herein.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of September 30, 2015, and it is used solely to pay for the operations of the prepetition collateral properties.

On October 21, 2015 the Debtors filed a motion to set a bar date to assist with the claims reconciliation process.  The Court has not yet approved such motion. There can be no assurances regarding our ability to successfully develop, confirm or consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of our assets, that satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

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

Prior to the Combination, Sabine O&G was a privately-held company and Forest’s common stock was listed on the NYSE. Currently, our common stock trades on the OTC Pink, under the ticker symbol SOGC.

Capital Program

Our full year 2015 capital expenditures are forecasted to total approximately $225 million, excluding acquisitions and divestitures. However, we expect production growth from our 2015 capital program will not offset production declines, which will result in material decreases to our production and related cash flows. Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget based on liquidity, commodity prices and drilling results.

Results of Operations

Three Months Ended September  30, 2015 Compared to Three Months Ended September  30, 2014

The following table sets forth selected operating data for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	For the Three Months Ended		Amount of
	September 30,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$77,820	$122,125	$(44,305)	(36)%
Other	287	286	1	0%
Total revenues	78,107	122,411	44,304	36%

Operating expenses
Lease operating	22,430	13,569	8,861	65%
Marketing, gathering, transportation and other	8,380	6,544	1,836	28%
Production and ad valorem taxes	4,740	5,138	(398)	(8)%
General and administrative	9,095	6,560	2,535	39%
Depletion, depreciation and amortization	47,939	52,787	(4,848)	(9)%
Accretion	484	229	255	111%
Impairments	572,249	—	572,249	*
Other operating expenses	3,825	4,749	(924)	*
Total operating expenses	669,142	89,576	579,566	647%

Other (expenses) income
Interest, net of capitalized interest (2)	(20,882)	(27,721)	(6,839)	(25)%
Gain on derivative instruments	16,241	37,430	21,189	*
Total other (expenses) income	(4,641)	9,709	14,350	*
Reorganization items, net	432,959	—	432,959	*
Net income (loss) before income taxes	(1,028,635)	42,544	(1,071,179)	*
Income tax expense	—	—	—	*
Net income (loss)	$(1,028,635)	$42,544	$(1,071,179)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	20,882	27,721
Depletion, depreciation and amortization	47,939	52,787
Impairments	572,249	—
Other	2,349	4,675
Accretion	484	229
Gain on derivative instruments	(11,332)	(38,070)
Option premium amortization	(2,342)	(1,819)
Reorganization items, net	432,959	—
Income tax expense	—	—
Adjusted EBITDA (1)	$34,553	$88,067

*     Not meaningful or applicable

(1) Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

(2) Interest at contractual interest rate would have been $50.9 million; interest is no longer being accrued on the Term Loan, 2017 Notes, 2019 Notes and 2020 Notes as part of Chapter 11 filings.

	For the Three Months Ended		Amount of
	September 30,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$25,061	$54,780	$(29,719)	(54)%
NGL	9,280	16,867	(7,587)	(45)%
Natural gas	43,479	50,478	(6,999)	(14)%
Total	$77,820	$122,125	$(44,305)	(36)%

Production data:
Oil (MBbl)	597.63	604.76	(7.13)	(1)%
NGL (MBbl)	790.44	546.61	243.83	45%
Natural gas (Bcf)	16.23	12.52	3.71	30%
Combined (Bcfe) (1)	24.57	19.43	5.14	26%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$41.93	$90.58	$(48.65)	(54)%
NGL (per Bbl)	$11.74	$30.86	$(19.12)	(62)%
Natural gas (per Mcf)	$2.68	$4.03	$(1.35)	(34)%
Combined (per Mcfe) (1)	$3.17	$6.29	$(3.12)	(50)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$45.86	$84.99	$(39.13)	(46)%
NGL (per Bbl)	$11.74	$30.86	$(19.12)	(62)%
Natural gas (per Mcf)	$2.69	$4.11	$(1.42)	(35)%
Combined (per Mcfe)(1)	$3.27	$5.47	$(2.20)	(40)%

Average costs (per Mcfe) (1):
Lease operating	$0.91	$0.70	$0.21	30%
Marketing, gathering, transportation and other	$0.34	$0.34	$—	—%
Production and ad valorem taxes	$0.19	$0.26	$(0.07)	(27)%
General and administrative	$0.37	$0.34	$0.03	9%
Depletion, depreciation and amortization	$1.95	$2.72	$(0.77)	(28)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions. All of our commodity derivatives were terminated as of July 15, 2015.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $122.1 million in the three months ended September 30, 2014 to $77.8 million in the three months ended September 30, 2015, a decrease of 36%. This decrease of $44.3 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $29.7 million, $7.6 million and $7.0 million, respectively, due to decreases in prices of $48.65/Bbl, $19.12/Bbl and $1.35/Mcf, respectively, as well as lower South Texas and North Texas production of 24% and 15%, respectively, as a result of decline and reduction in development activities. These decreases were partially offset by a 62% increase in East Texas production where our development activities focused and due to the Combination.

The following table sets forth additional information concerning our production volumes for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	For the Three Months Ended
	September 30,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	4.47	5.89	(24)%
East Texas	18.02	11.10	62%
North Texas	2.08	2.44	(15)%
Total	24.57	19.43	26%

Lease operating.    Lease operating expenses increased from $13.6 million in the three months ended September 30, 2014 to $22.4 million in the three months ended September 30, 2015, an increase of 65%. The increase in lease operating expense of $8.9 million is primarily due to an increase in producing properties as a result of the Combination. Lease operating expenses increased from $0.70 per Mcfe in the three months ended September 30, 2014 to $0.91 per Mcfe in the three months ended September 30, 2015. The increase of $0.21 per Mcfe in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to higher cost of Forest production. The following table displays the lease operating expense by area for the three months ended September 30, 2015 and 2014

	For the Three Months Ended
	September 30,		September 30,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$4,111	$0.92	$1,982	$0.34
East Texas	17,556	0.97	10,593	0.95
North Texas	763	0.37	994	0.41
Total	$22,430	$0.91	$13,569	$0.70

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $6.5 million in the three months ended September 30, 2014 to $8.4 million in the three months ended September 30, 2015, an increase of 28%. The increase of $1.8 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014,  2014 is primarily due to increased processing of gas volumes associated with our development activities throughout 2014 and 2015, and the Combination.

Production and ad valorem taxes. Production and ad valorem taxes decreased from $5.1 million in the three months ended September 30, 2014 to $4.7 million in the three months ended September 30, 2015,  a decrease of 8%. Production and ad valorem taxes decreased on a per unit basis from $0.26 per Mcfe in the three months ended September 30, 2014 to $0.19 per Mcfe in the three months ended September 30, 2015. The decrease of $0.07 per Mcfe in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to lower pricing of 54% per Bbl for oil and 62% per Mcf for natural gas, coupled with processing high cost gas exemptions in 2015 relating to year end 2014 and early 2015 development, partially offset by increased production. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 6% and 4% for the three months ended September 30, 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $6.6 million in the three months ended September 30, 2014 to $9.1 million in the three months ended September 30, 2015, an increase of $2.5 million, or 39%, primarily as a result of higher overhead associated with the Combination, including $1.1 million of additional legal, audit and insurance costs, $1.0 million of additional office rent and $0.3 million of additional software expense. General and administrative expenses increased on a per unit basis from $0.34 per Mcfe in the three months ended

September 30, 2014 to $0.37 per Mcfe in the three months ended September 30, 2015 due to an increase in general and administrative expenses without a proportionate increase in production.

Depletion, depreciation and amortization.   DD&A decreased from $52.8 million in the three months ended September 30, 2014 to $47.9 million in the three months ended September 30, 2015, a decrease of $4.8 million. Depletion, depreciation, and amortization decreased from $2.72 per Mcfe in the three months ended September 30, 2014 to $1.95 per Mcfe in the three months ended September 30, 2015, or a decrease of 28%. The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior twelve month pricing and lower PV-10 compared to net book value, coupled with increased total reserves from the Combination.

Impairments. In the three months ended September 30, 2015, we recorded a non-cash impairment charge of $570.5 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month period ended September 30, 2015 was $3.06 per Mmbtu for natural gas and $59.21 per Bbl for oil compared to $4.24 per Mmbtu for natural gas and $99.08 per Bbl for oil for the prior twelve month period ended September 30, 2014. There were no impairments related to oil and natural gas properties recognized in the three months ended September 30, 2014.

Other operating expenses. Other operating expenses in the three months ended September 30, 2015 relate primarily to $2.2 million of consulting costs to advise management and the board of directors on strategic alternatives related to our capital structure, and $1.3 million of charges related to marketing contract volume commitments. Other operating expenses in the three months ended September 30, 2014 of $4.7 million primarily represent transactions costs related the Combination.

Interest expense. Interest expense decreased from $27.7 million in the three months ended September 30, 2014 to $20.9 million in the three months ended September 30, 2015, a decrease of $6.8 million, or 25%, primarily because we discontinued the accrual and payment of interest on the Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes upon the Filing of Chapter 11. As of the Chapter 11 filing, interest is no longer being accrued on the Term Loan, 2017 Notes, 2019 Notes and 2020 Notes as part of Chapter 11 filings. For more information, please see Note 8 within “Part I, Item 1. Financial Statements.”

Gain on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the three months ended September 30, 2015 and 2014, we recognized a net gain on derivative instruments of $16.2 million and $37.4 million, respectively. The amount of gain or loss recognized on derivative instruments is dependent upon commodity prices, which affects the value of the contracts.

Reorganization Items, net. Professional fees included in Reorganization Items, net represent professional fees incurred for post-petition expenses which would not have otherwise been incurred by the Company and are presented as reorganization items. Terminated contracts represent the estimated claims related primarily to rig and servicing contracts, certain office leases and other executory contracts, and were not previously included in the consolidated balance sheet as the liability was contingent in nature or other executory contracts included in commitments and contingencies.

For the Three Months Ended
September 30,
2015
(in thousands)
Professional fees	$21,122
Deferred financing costs & unamortized discounts	378,705
Terminated contracts	33,132
Total Reorganization items, net	$432,959

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities. Accordingly, no provision for federal or state income taxes was recorded for the three months ended September 30, 2014 as our equity holders were responsible for income tax on our profits prior to the Combination. Income tax expense for the three months ended September 30, 2015 was zero, resulting in an effective tax rate of 0%. The effective tax rate was lower than statutory tax rate of 35%, primarily because we continue to have a full valuation allowance on net deferred tax assets. We believe it is more likely than not that the overall deferred tax asset will not be realized.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth selected operating data for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	For the Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$271,617	$355,401	$(83,784)	(24)%
Other	1,949	1,145	804	70%
Total revenues	273,566	356,546	(82,980)	(23)%

Operating expenses
Lease operating	69,436	37,023	32,413	88%
Marketing, gathering, transportation and other	25,868	17,091	8,777	51%
Production and ad valorem taxes	12,956	15,579	(2,623)	(17)%
General and administrative	37,394	20,584	16,810	82%
Depletion, depreciation and amortization	152,617	142,995	9,622	7%
Accretion	1,439	668	771	115%
Impairments	1,306,757	1,659	1,305,098	*
Other operating expenses	24,459	7,999	16,460	*
Total operating expenses	1,630,926	243,598	1,387,328	570%

Other income (expenses)
Interest, net of capitalized interest (2)	(168,919)	(80,356)	88,563	110%
Gain (loss) on derivative instruments	33,897	(1,611)	(35,508)	*
Total other income (expenses)	(135,022)	(81,967)	53,055	*
Reorganization items, net	432,959	—	432,959	*
Net income (loss) before income taxes	(1,925,341)	30,981	(1,956,322)	*
Income tax expense	—	—	—	*
Net income (loss)	$(1,925,341)	$30,981	$(1,956,322)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	168,919	80,356
Depletion, depreciation and amortization	152,617	142,995
Impairments	1,306,757	1,659
Other	21,141	8,365
Accretion	1,439	668
Loss (gain) on derivative instruments	62,790	(6,033)
Option premium amortization	(4,645)	(9,774)
Reorganization items, net	432,959	—
Income tax expense	—	—
Adjusted EBITDA (1)	$216,636	$249,217

*     Not meaningful or applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

(2) Interest at contractual interest rate would have been $142.6 million; interest is no longer being accrued on the Term Loan, 2017 Notes, 2019 Notes and 2020 Notes as part of Chapter 11 filings.

	For the Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$101,767	$139,251	$(37,484)	(27)%
NGL	32,329	50,608	(18,279)	(36)%
Natural gas	137,521	165,542	(28,021)	(17)%
Total	$271,617	$355,401	$(83,784)	(24)%

Production data:
Oil (MBbl)	2,262.68	1,497.01	765.67	51%
NGL (MBbl)	2,486.95	1,581.34	905.61	57%
Natural gas (Bcf)	50.37	36.29	14.08	39%
Combined (Bcfe) (1)	78.87	54.76	24.11	44%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$44.98	$93.02	$(48.04)	(52)%
NGL (per Bbl)	$13.00	$32.00	$(19.00)	(59)%
Natural gas (per Mcf)	$2.73	$4.56	$(1.83)	(40)%
Combined (per Mcfe) (1)	$3.44	$6.49	$(3.05)	(47)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$66.40	$87.50	$(21.10)	(24)%
NGL (per Bbl)	$13.00	$32.00	$(19.00)	(59)%
Natural gas (per Mcf)	$3.60	$4.35	$(0.76)	(17)%
Combined (per Mcfe)(1)	$4.61	$6.17	$(1.56)	(25)%

Average costs (per Mcfe) (1):
Lease operating	$0.88	$0.68	$0.20	29%
Marketing, gathering, transportation and other	$0.33	$0.31	$0.02	6%
Production and ad valorem taxes	$0.16	$0.28	$(0.12)	(43)%
General and administrative	$0.47	$0.38	$0.09	24%
Depletion, depreciation and amortization	$1.94	$2.61	$(0.67)	(26)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions. All of our commodity derivatives were terminated as of July 15, 2015.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $355.4 million in the nine months ended September 30, 2014 to $271.6 million in the nine months ended September 30, 2015, a decrease of 24%. This decrease of $83.8 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $37.5 million, $18.3 million and $28.0 million, respectively, due to decreases in prices of $48.04/Bbl, $19.00/Bbl and $1.83/Mcfe, respectively. These decreases were partially offset by a 44% increase in production primarily due to the Combination and East Texas development activities.

The following table sets forth additional information concerning our production volumes for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	For the Nine Months Ended
	September 30,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	16.63	16.87	(1)%
East Texas	54.88	32.41	69%
North Texas	7.36	5.48	34%
Total	78.87	54.76	44%

Lease operating.    Lease operating expenses increased from $37 million in the nine months ended September 30, 2014 to $69.4 million in the nine months ended September 30, 2015, an increase of 88%. The increase in lease operating expense of $32.4 million is primarily due to an increase in producing properties as a result of the Combination. Lease operating expenses increased from $0.68 per Mcfe in the nine months ended September 30, 2014 to $0.88 per Mcfe in the nine months ended September 30, 2015. The increase of $0.20 per Mcfe in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to higher cost of Forest production. The following table displays the lease operating expense by area for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,		September 30,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$15,299	$0.92	$5,650	$0.33
East Texas	51,514	0.94	29,195	0.90
North Texas	2,623	0.36	2,197	0.40
Other	—	—	(19)	—
Total	$69,436	$0.88	$37,023	$0.68

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $17.1 million in the nine months ended September 30, 2014 to $25.9 million in the nine months ended September 30, 2015, an increase of 51%. Marketing, gathering, transportation and other expense increased on a per unit basis from $0.31 per Mcfe in the nine months ended September 30, 2014 to $0.33 per Mcfe in the nine months ended September 30, 2015. The increase of $0.02 per Mcfe in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to increased processing of gas volumes associated with our development activities throughout 2014 and 2015, coupled with increasing oil volumes associated with development activities and the Combination.

Production and ad valorem taxes. Production and ad valorem taxes decreased from $15.6 million in the nine months ended September 30, 2014 to $13.0 million in the nine months ended September 30, 2015, a decrease of 17%. Production and ad valorem taxes decreased on a per unit basis from $0.28 per Mcfe in the nine months ended September 30, 2014 to $0.16 per Mcfe in the nine months ended September 30, 2015. The decrease of $0.12 per Mcfe in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to lower pricing of 52% per Bbl for oil and 40% per Mcf for natural gas and quicker processing of high cost gas exemptions in 2015, partially offset by increased production. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 5% and 4% for the nine months ended September 30, 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $20.6 million in the nine months ended September 30, 2014 to $37.4 million in the nine months ended September 30, 2015, an increase of $16.8 million, or 82%, primarily as a result of higher overhead associated with the Combination, including $6.9 million of additional contractor expense, $6.4 million of additional office rent and expenses and $4.4 million of additional payroll costs.General and administrative expenses increased on a per unit basis from $0.38 per Mcfe in the nine months ended September 30, 2014 to $0.47 per Mcfe in the nine months ended September 30, 2015 due to an increase in general and administrative expenses without a proportionate increase in production.

Depletion, depreciation and amortization.   DD&A increased from $143.0 million in the nine months ended September 30, 2014 to $152.6 million in the nine months ended September 30, 2015, an increase of $9.6 million. Depletion, depreciation, and amortization decreased from $2.61 per Mcfe in the nine months ended September 30, 2014 to $1.94 per Mcfe in the nine months ended September 30, 2015, or a decrease of 26%.  The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior twelve month pricing and lower PV-10 estimates compared to net book value, coupled with increased total reserves from the Combination.

Impairments. In the nine months ended September 30, 2015, we recorded non-cash impairment charges of $1.3  billion for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation.  The average of the historical unweighted first day of the month prices for the prior twelve month period ended September 30, 2015 was $3.06 per Mmbtu for natural gas and $59.21 per Bbl for oil compared to $4.24 per Mmbtu for natural gas and $99.08 per Bbl for oil for the prior twelve month period ended September 30, 2014. There were no impairments related to oil and natural gas properties recognized in the nine months ended September 30, 2014.

Other operating expenses. Other operating expenses in the nine months ended September 30, 2015 of $24.5 million relate primarily to $19.8 million of consulting costs to advise management and the board of directors on strategic alternatives related to our capital structure, $1.4 million of transaction costs related to the Combination and $2.9 million of charges related to marketing contract volume commitments. Other operating expenses in the nine months ended September 30, 2014 related primarily to write-off of previously deferred public offering costs of $2.0 million related to offerings which were aborted prior to the Company’s decision to commence the Combination described in Note 1 and $8 million of transaction costs related to the Combination, partially offset by the gain on sale of other assets of $1.5 million.

Interest expense. Interest expense increased from $80.4 million in the nine months ended September 30, 2014 to $168.9 million in the nine months ended September 30, 2015, an increase of $88.6 million, or 110%, primarily as a result of increased borrowings on the New Revolving Credit Facility, the assumption of the 2019 Notes and 2020 Notes in connection with the consummation of the Combination on December 16, 2014 and increased amortization of associated debt discounts. As of the Chapter 11 filing date, interest is no longer being accrued on the Term Loan, 2017 Notes, 2019 Notes and 2020 Notes as part of Chapter 11 filings. For more information, please see Note 8 within “Part I, Item 1. Financial Statements.”

Gain (loss) on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the nine months ended September 30, 2015 and 2014, we recognized a net gain on derivative instruments of $33.9 million and a net loss on derivative instruments of $1.6 million, respectively. The amount of gain or loss recognized on derivative instruments is dependent upon commodity prices, which affects the value of the contracts.

Reorganization Items, net. Professional fees included in Reorganization Items, net represent professional fees incurred for post-petition expenses which would not have otherwise been incurred by the Company and are presented as reorganization items. Terminated contracts represent the estimated claims related primarily to rig and servicing contracts, certain office leases and other executory contracts, and were not previously included in the consolidated balance sheet as the liability was contingent in nature or other executory contracts included in commitments and contingencies.

For the Nine Months Ended
September 30,
2015
(in thousands)
Professional fees	$21,122
Deferred financing costs & unamortized discounts	378,705
Terminated contracts	33,132
Total Reorganization items, net	$432,959

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities. Accordingly, no provision for federal or state income taxes was recorded for the nine months ended September 30, 2014 as our equity holders were responsible for income tax on our profits prior to the Combination. Income tax expense for the nine months ended September 30, 2015 was zero, resulting in an effective tax rate of 0%. The effective tax rate was lower than statutory tax rate of 35%, primarily because we continue to have a full valuation allowance on net deferred tax assets. We believe it is more likely than not that the overall deferred tax asset will not be realized.

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

Subsequent to September 30, 2015 we have not entered into additional derivative contracts. Additionally, our Bankruptcy Petition in July 2015 represented an event of default under our derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. Certain of the Company’s derivative positions were terminated prior to July 15, 2015 as a result of defaults under Sabine’s derivate agreements that occurred prior to the filing of the Bankruptcy Petition. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce the amount of borrowing outstanding under our New Revolving Credit Facility. Other terminations resulted in approximately $70.8 million of direct offsets against the New Revolving Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015.

Although we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or another alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we limit, defer or eliminate our 2015 capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

In connection with funding our liquidity and the Combination, we have incurred substantial additional debt. As of September 30, 2015, the total outstanding principal amount of our long-term indebtedness was $2.726 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and, as of September 30, 2015, no extensions of credit are available under the New Revolving Credit Facility after giving effect to approximately $26.3 million of outstanding letters of credit. In addition, our filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under these debt instruments. For a description of our outstanding debt instruments, please see “—Net Cash Provided by Financing Activities.” The stay under the Bankruptcy Code does not apply to letters of credit and third parties may continue do draw on their letters of credit. Subsequent to September 30, 2015, the letters of credit of $26.3 million were liquidated and our debt balance was $902.1 million.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first, second and third quarters of 2015. The decrease in the market price for our production directly reduces our operating cash flow. While we previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas, all of our current and future hedging arrangements have been terminated as a result of the bankruptcy filing and events of default under our debt obligations. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity.

On February 25, 2015, we borrowed approximately $356 million under our New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which requires repayment in six monthly installments in an amount of $41.54 million, beginning May 27, 2015. None of such payments has been made or will be made and pursuant to the automatic stay under the Bankruptcy Code, the creditors under the New Revolving Credit Facility are currently stayed from taking any action against us as a result of these non-payments. Our cash balance at November 4, 2015 was approximately $233.8 million.

Ability to Continue as a Going Concern

Our filing of the Bankruptcy Petitions described above accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as long term, included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet at September 30, 2015. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and would be material.  For additional description of the defaults present under our debt obligations, please see Note 8 within “Part I, Item 1. Financial Statements.”

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

For the nine months ended September 30, 2015,  we had an increase in working capital of $2,364 million. The increase in working capital for the nine months ended September 30, 2015 is primarily due to the reclassification of our debt from “Current maturities of long-term debt” to a long term liability, “Liabilities Subject to Compromise”. In addition, fluctuations are due to the timing and amount of the receivable collections, development activities, payments made by us to vendors, and the timing and amount of advances from our joint operations. For more information on the classification of debt, please see Note 2 within “Part I, Item 1. Financial Statements.”

Net Cash Provided by Operating Activities

Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of oil, NGLs and natural gas, as well as commodity prices, net of effects of derivative contract settlements and changes in working capital. Net cash provided by operating activities was $138.1 million and $128.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash flow from operations for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily the result of cash inflows for derivative settlements, higher interest payments and costs incurred for the Combination.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015 and 2014, cash flows used in investing activities were $286.7 million  and $458.1 million, respectively, primarily related to capital expenditures for drilling, development and acquisition costs, including cash payments for accrued expenses as of the prior respective year-end balance sheet date. The decrease in cash flows used in investing activities during the nine months ended September 30, 2015 compared to 2014 was primarily the result of lower capital expenditures.

Our capital expenditures for property exploration, development, and leasehold acquisitions for the nine months ended September 30, 2015 and 2014 are summarized in the following table:

	For the Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Drilling and Completion	$182	$413
Land	5	32
Other	(1)	38
Total capital expenditures for drilling, development and acquisitions	$186	$483

Our planned 2015 capital expenditures budget is expected to total approximately $225 million. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. A significant reduction in our capital program could result in a decline in our oil and natural gas reserves and production and cash flows, as well as a decline in our borrowing base under the New Revolving Credit Facility and limit our ability to obtain needed capital or financing. Refer to the “Capital Resources and Liquidity” section above for a discussion of our liquidity and planned actions.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $400.4 million during the nine months ended September 30, 2015 was primarily the result of net borrowings under the New Revolving Credit Facility of $401.7 million and debt issuance costs of $1.1 million. Net cash provided by financing activities of $323.8 million during the nine months ended September 30, 2014 was the result of net borrowings under the Former Revolving Credit Facility of $324.0 million.

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

Our filing of the Bankruptcy Petitions described above under “—Chapter 11 Filings” above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in our 2014 audited financial statements and other matters.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of September 30, 2015, and it is used solely to pay for the operations of the prepetition collateral properties.

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

As of September 30, 2015 and December 31, 2014, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled approximately $876 million and $545 million, respectively, and there were approximately $26 million and $29 million of outstanding letters of credit, respectively. Additionally, borrowings outstanding under the New Revolving Credit Facility had a weighted average interest rate of 5.0% and 3.8% for the three and nine months ending September 30, 2015. Borrowings outstanding under the Former Revolving Credit Facility had a weighted average interest rate of 2.4% and 2.3% for the three and nine months ended September 30, 2014.

At December 31, 2014 the New Revolving Credit Facility was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value. As of September 30, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

Subsequent to September 30, 2015, the letters of credit of $26.3 million were liquidated and our debt balance was $902.1 million.

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

In connection with the consummation of the Combination, on December 16, 2014, we entered into an amendment to the Term Loan Facility to provide for $50 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are fungible with the existing $650 million of second lien loans under the Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, they bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25% (the “Term Base Rate”). Any time an interest period for Loans expires during an event of default under the Term Loan Facility, such Loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three and nine months ended September 30, 2015 was 1.52% and 7.10%, respectively. The weighted average interest rate incurred on this indebtedness for each of the three and nine months ended September 30, 2014 was 8.75%.

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

At December 31, 2014 the Term Loan was presented as a current liability on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015 the Term Loan is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

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

2017 Notes.  On February 12, 2010, Sabine Oil & Gas Corporation, formerly NFR Energy LLC, and our subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, co-issued $200 million in 9.75% senior unsecured notes due 2017  in a private placement to qualified institutional buyers in accordance with Rule 144A under the Securities and to persons outside the United States in compliance with Regulation S of the Securities Act. The 2017 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year commencing August 15, 2010. The 2017 Notes were issued at 98.73% of par. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount of $2.5 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.8 million at December 31, 2014. Discount amortization expense was $0.02 million and $0.3 million for the three and nine months ended September 30, 2015. The remaining unamortized discount of $1.0 million as of the Chapter 11 filing date was expensed as a reorganization item. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among the Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto.

On April 14, 2010, Sabine Oil & Gas Corporation and Sabine Oil & Gas Finance Corporation issued an additional $150 million in senior notes at 9.75% due 2017. The additional notes were issued at 98.75% of par and bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 of each year commencing August 15, 2010. The additional notes were issued under the same indenture as the 2017 Notes issued on February 12, 2010. The Company recorded a discount of $1.9 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.6 million at December 31, 2014. In the three months ended September 30, 2015 the remaining unamortized discount was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2017 Notes for the three and nine months ended September 30, 2015 was 1.60% and 7.42%, respectively.

All of our restricted subsidiaries that guarantee our New Revolving Credit Facility (other than Sabine Oil & Gas Finance Corporation, which is the co-Issuer of the 2017 Notes) have guaranteed the 2017 Notes on a senior unsecured basis. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the 2017 Notes.

At December 31, 2014 the 2017 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $14.1 million of interest related to the 2017 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

2019 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded the 2019 Notes at a fair value of $290.4 million and recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $284.9 million at December 31, 2014. Discount amortization expense was $2.5 million and $34.4 million for the three and nine months ended September 30, 2015. The remaining unamortized discount of $250.4 million as of the Chapter 11 filing date was expensed as a reorganization item.  Due to the amortization of the discount, the effective interest rate on the 2019 Notes for the three and nine months ended September 30, 2015 was 2.85% and 13.15%, respectively. On February 25, 2015, we received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2019 Notes.

At December 31, 2014 the 2019 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value net of discount. As of September 30, 2015 the 2019 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

On February 25, 2015, we received a notice of default and acceleration from the trustee with respect to our 2019 Notes and on February 26, 2015 were served a complaint alleging the same. For more information, please see “Part II, Item 1. Legal Proceedings.”

2020 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded the 2020 Notes at a fair value of $104.4 million and recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $116.9 million at December 31, 2014.  Discount amortization expense was $0.8 million and $11.0 million for the three and nine months ended September 30, 2015. The remaining unamortized discount of $105.8 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2020 Notes for the three and nine months ended September 30, 2015 was 2.60% and  12.01%, respectively.

At December 31, 2014 the 2020 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of September 30, 2015 the 2020 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

On May 14, 2015, we received notice that Delaware Trust Company has been appointed as successor trustee under the indenture governing the 2020 Notes. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the 2020 Notes.

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

All derivative instruments were recorded at fair market value and are included in the Condensed Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For the nine months ended September 30, 2015, we economically hedged approximately 62% of our combined oil and natural gas volumes, which resulted in operating cash flows from commodity derivative instruments of approximately $92.0 million. For the nine months ended September 30, 2014, we economically hedged approximately 81% of our combined oil and natural gas volumes, which resulted in operating cash outflows from commodity derivative instruments of approximately $17.4 million. However, we currently have no commodity derivative instruments in place.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first, second and third quarters of 2015. The decrease in the market price for our production directly reduces our operating cash flow. We previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility and any replacement thereof or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves. As December 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net asset of $153.3 million which is comprised of current and noncurrent assets and liabilities.

The table below summarizes the gains (losses) related to oil and natural gas derivative instruments for three and nine months ended September 30, 2015 and 2014:

	Recognized in Other Income (Expenses)		Recognized in Other Income (Expenses)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cash received (paid) on settlements of derivative instruments	$2,567	$(2,459)	$92,042	$(17,418)
Change in fair value of derivative instruments	13,674	39,889	(58,145)	15,807
Total gain (loss) on derivative instruments	$16,241	$37,430	$33,897	$(1,611)

Contractual obligations.

During the nine months ended September 30, 2015, we have reported changes in commitments and contingencies as a result of rejected contracts in the Chapter 11 process. These changes, including outstanding and pending litigation, are also noted in “Part I, Item 1. Financial Statements – Note 14” and discussed below.

On August 10, 2015 the Bankruptcy Court issued orders allowing the Company to reject its rig and servicing contracts effective July 15, 2015 and the total estimated allowable claim has been included in Liabilities Subject to Compromise and Reorganization Items, net as appropriate. The rejections impacted the Company’s rigs and servicing contracts and certain office leases included in the contractual obligations table included in Sabine’s 2014 Form 10-K and eliminated approximately $29 million due over the life of the contracts as of the date the contracts were rejected.

Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. Since our New Revolving Credit Facility is fully drawn, the decrease in the borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which requires repayment in six monthly installments of $41.54 million. None of the monthly payments have been made and pursuant to the automatic stay under the Bankruptcy Code, the creditors under the New Revolving Credit Facility are currently stayed from taking any action against us as a result of these non-payments.  In addition, our filing of the Bankruptcy Petitions constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.

The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit. Subsequent to September 30, 2015, the letters of credit of $26.3 million were liquidated and our debt balance was $902.1 million.

We have no off balance sheet arrangements within means of Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

With the exception of applying ASC 852 “Reorganizations”, in preparing our Condensed Consolidated Financial Statements during the nine months ended September 30, 2015, we did not have any material changes in critical accounting policies, estimates, judgments and assumptions.

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

•inability to maintain our relationship with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

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

Interest Rate Risks

At September 30, 2015 and December 31, 2014, we had indebtedness outstanding under the New Revolving Credit Facility of approximately $875.8 million and $545 million, respectively, and approximately $26.3 million and $29 million, respectively, of letters of credit. The average interest rate incurred on this indebtedness for the three month periods ended September 30, 2015 and 2014 was approximately 4.98% and 2.38%, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended September 30, 2015 and 2014 would have resulted in an estimated $2.2 million and $1.4 million increase in interest expense for the three months ended September 30, 2015 and 2014,  respectively. The average interest rate incurred on this indebtedness for the nine month periods ended September 30, 2015 and 2014 was approximately 3.76% and 2.31%, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2015 and 2014 would have resulted in an estimated $3.6 million and $3.2 million increase in interest expense for the nine months ended September 30, 2015 and 2014, respectively.

On December 14, 2012, Sabine O&G entered into a second lien term loan agreement with a syndicate of banks. As of September 30, 2015, we had indebtedness outstanding under the Term Loan Facility of $700 million which bears interest at a floating rate. The average interest rate incurred on this indebtedness for both the nine months ended September 30, 2015 and 2014 was approximately 8.8%. Interest is accrued on Eurodollar loans at a rate per annum equal to the Eurodollar rate, with a Eurodollar floor of 1.25%, plus an applicable margin of 750 basis points. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the three months ended September 30, 2015 and 2014 would have resulted in an estimated $0.3 million and $1.7 million increase in interest expense on the Term Loan Facility for the three months ended September 30, 2015 and 2014, respectively. A 100 basis points increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2015 and 2014 would have resulted in an estimated $3.8 million and $4.9 million increase in interest expense for the nine months ended September 30, 2015 and 2014, respectively.

We do not currently have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.

Counterparty and Customer Credit Risk

Our principal exposure to credit risk is through receivables resulting from, joint interest receivables ($10.8 million at September 30, 2015) and the sale of oil and natural gas production ($35.3 million in receivables at September 30, 2015), which the Company markets to energy marketing companies and refineries. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of oil and natural gas receivables with several significant customers. We do not require our customers to post collateral unless required based on our evaluation of their creditworthiness. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, David J. Sambrooks, and our Chief Financial Officer, Michael D. Magilton, Jr., we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act, as of the end of the period covered by this report. Because of the matters discussed below under “Commentary Regarding Transition of Internal Controls Following the Combination; Omission of Management’s Annual Report on Internal Controls Over Financial Reporting from Annual Report on Form 10-K”  and “Commentary Regarding Previously Disclosed Internal Control Issues,”  Messrs. Sambrooks and Magilton have concluded that as of September 30, 2015, our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act  is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of September 30, 2015, and as described under “Commentary Regarding Previously Disclosed Forest Internal Control Issues” below, the management of Sabine identified that certain control deficiencies, related to the material weaknesses, continued to exist post-Combination. As a result, Management concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective.

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

As of September 30, 2015, we are actively testing and evaluating the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements with the expectation that we will provide management’s report on internal control over financial reporting as of December 31, 2015. The evaluation and program underway is designed to identify and also remediate material weaknesses in our internal controls over financial reporting as of December 31, 2015 and will be reviewed with the Audit Committee of the Board of Directors. Management

continues to assign the highest priority to the program and devotes significant planning, execution and integration efforts toward those items previously identified by Forest, which are set forth and included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Commentary Regarding an Immaterial Misstatement

As previously disclosed in Item 4 of the March 31, 2015 Form 10-Q, management had then evaluated and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014 that had not been remediated as of September 31, 2015.  The material weakness related to ineffective communication and management review controls following the reclassification of debt in the Consolidated Balance Sheet at December 31, 2014, that resulted in a misstatement in the presentation of deferred taxes associated with the 2019 Notes and 2020 Notes.

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

The Parish of Jefferson v. Destin Operating Company, Inc., et al.

On November 11, 2013, Jefferson Parish filed suit against Forest and fourteen (14) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay de Chene, Queen Bess Island, and Saturday Island oil and gas fields in Jefferson Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies located in the Jefferson Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to federal court and is currently pending in the United States District Court for the Eastern District of Louisiana. The case was administratively closed pending the court’s decision regarding federal jurisdiction in other similar lawsuits. Those lawsuits were recently remanded to Louisiana state court. On March 12, 2015, the case was administratively reopened and the court directed the defendants to show cause as to how and why the jurisdictional issues in this case differ from those issues presented in the similar lawsuits. Defendants filed the requisite briefing and the matter is under advisement. Plaintiffs seek unspecified monetary damages and restoration of the Jefferson Parish Coastal Zone to its original condition. On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

The Parish of Plaquemines v. ConocoPhillips Company, et al.

On November 8, 2013, Plaquemines Parish filed suit against Forest and seventeen (17) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay Batiste, Grand Ecaille, Lake Washington, Manila Village, Manila Village Southeast, Saturday Island, and Saturday Island Southeast oil and gas fields in Plaquemines Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies in the Plaquemines Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC’), which TPIC rejected. Forest responded with a reservation of rights to indemnity from TPIC. The case was removed to the United States District Court for the Eastern District of Louisiana, but was remanded to Louisiana state court on March 10, 2015. The matter is now pending before the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. Plaintiffs seek unspecified monetary damages and restoration of the Plaquemines Parish Coastal Zone to its original condition. On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code As a result of the pending bankruptcy, this matter is currently stayed.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to Forest in the proceeding styled Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al., which occurred in Harris County, Texas. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on Forest, the trial court for the 55th Judicial District, in the District Court in Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  Forest filed a petition for review with the Texas Supreme Court on January 5, 2015, and on May 1, 2015, the Texas Supreme Court requested full briefing on the merits. Sabine filed its brief on July 1, 2015.  On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed. On September 15, 2015, the bankruptcy court granted an unopposed motion to lift the automatic stay thereby allowing the appeal currently pending in the Texas Supreme Court to move forward.

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

The stipulation of settlement will be subject to customary conditions, including court approval.  In the event the parties enter into a stipulation of settlement, a hearing will be scheduled at which the New York Court will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the court, it will resolve and release all claims or actions that were or could have been brought challenging any aspect of the proposed combination transaction, the Amended and Restated Agreement and Plan of Merger, the merger agreement originally entered into by Sabine Investor Holdings LLC, Forest Oil, New Forest Oil Inc. and certain of their affiliated entities on May 5, 2014, any disclosure made in connection therewith, including the Definitive Proxy Statement, and all other matters that were the subject of the complaint in the New York action, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement.  In addition, in connection with the settlement, the parties contemplate that the parties will negotiate in good faith regarding the amount of attorney’s fees and expenses that shall be paid to plaintiffs’ counsel in connection with the Actions.  There can be no assurances that the parties will ultimately enter into a stipulation of settlement or that the New York Court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  The parties are presently negotiating the stipulation of settlement.  At this time, the Company is unable to guarantee the potential outcome of this litigation or the ultimate exposure.

On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

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

We are separately evaluating potential claims that we may assert against the trustee for the 2019 Notes for any and all losses we may suffer as a result of the complaint or notice. We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. While we intend to vigorously defend the claims against us and believe they are without merit, an adverse ruling could result in the holders of the 2019 Notes having a claim in the Bankruptcy Court for the change of potential control put amount at 101% of the outstanding principal, plus accrued and outstanding interest of the notes.

Additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which we are a party and with respect to the business combination.

On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

Patrick R. McDonald v. Sabine Oil & Gas Corporation

On March 30, 2015, Mr. Patrick R. McDonald filed a complaint against us in the District Court, City and County of Denver, State of Colorado, alleging that we breached our obligations under a severance agreement with Mr. McDonald, and violated the Colorado Wage Act by allegedly not paying Mr. McDonald certain accrued vacation. The complaint arises from our decision to defer the payment of severance and associated benefits to certain of our former executive officers. In the complaint, Mr. McDonald seeks relief in the form of monetary damages. Mr. McDonald served as an executive officer until December 2014, and he continues to serve on our Board of Directors. On April 29, 2015, we removed the lawsuit from state court to the U.S. District Court for the District of Colorado, where it now pends. We filed an answer to Mr. McDonald’s complaint on May 6, 2015. On July 15, 2015, Sabine filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of  the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, we filed an adversary proceeding asserting, on our behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint (the “Complaint”) states that at the time of the Business Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, Forest Oil Corporation was insolvent from a balance-sheet standpoint. The Complaint also alleges that Forest Oil Corporation did not receive reasonably equivalent value in exchange for pledging hundreds of millions of dollars of oil and gas assets to secure the Term Loan Facility debt that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, we are seeking to avoid and preserve, for the benefit of our unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that secured the $650 million in preexisting Sabine Oil & Gas LLC debt under the Term Loan Facility. In August 2015, the defendant filed a motion to dismiss, which is now fully briefed, and the court heard oral argument on October 15, 2015, but did not rule.

ITEM 1A.RISK FACTORS

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as set forth below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, each of which is incorporated by reference herein, there have been no material changes to the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Full cost accounting rules have required us to record a non-cash asset write-down for the three and nine months ended September 30, 2015, and we may be required to record similar non-cash asset write-downs in the future.

We utilize the full cost method of accounting for natural gas and oil exploration and development activities. Under full cost accounting, we are required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of natural gas and oil properties that is equal to the expected after tax present value (discounted at 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges when hedge accounting is applied, calculated using the unweighted average of the first day of the month natural gas and oil prices for the prior 12 months. If the net book value of natural gas and oil properties (reduced by any related net deferred income tax liability and asset retirement obligation) exceeds the ceiling limitation, accounting rules require us to impair or “write down” the book value of our natural gas and oil properties. Once incurred, a write-down of natural gas and oil properties is not reversible at a later date.

Costs associated with unevaluated properties are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and the ceiling test limitation. Accordingly, a significant change in these factors, some of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to amortization and the ceiling test limitation.

As of September 30, 2015, the unweighted average of the first day of the month natural gas and oil prices for the prior 12 months was $59.21 per Bbl of oil and $3.06 per MMbtu for natural gas, which resulted in a non-cash impairment charge for oil and gas properties of $570.5 million and $1.3 billion for the three and nine months ended September 30, 2015, respectively.

There is risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. Natural gas prices declined significantly in late 2014 and throughout 2015 to the lowest level in recent years and continue to trade near historic lows. If, the average of the unweighted first day of the month natural gas or oil prices for the prior twelve month periods remains at current levels or decline, we could have a further reduction in our asset carrying value for oil and gas properties.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information with respect to repurchases by the Company of its shares of restricted stock during the third quarter of 2015.

	Total number of	Average price
Period	shares purchased (1)	per share
July	20,652	$0.07
August	—	—
September	—	—
Total	20,652	$0.07

Item 3.Defaults Upon Senior Securities.

See Note 2 to the Notes to Condensed Consolidated Financial Statements, “Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern,” within Part I, Item I of this Quarterly Report on Form 10-Q.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.
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

SABINE OIL & GAS CORPORATION
Date: November 9, 2015	By:	/s/ David J. Sambrooks
	Name:	David J. Sambrooks
	Title:	President, Chief Executive Officer and Chairman

	By:	/s/ Michael D. Magilton, Jr.
	Name:	Michael D. Magilton, Jr.
	Title:	Senior Vice President and Chief Financial Officer