Form 10-K
period 2015-12-31
SABINE OIL & GAS CORP
filed 2016-03-24
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (832) 242-9600

Securities registered pursuant to Section 12 (b) of the Act:
Title of class	Name of each exchange on which registered
Common Stock, Par Value $0.10 Per Share	OTC Pink Marketplace

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $14 million, based upon the closing price of $0.07 per share as reported by the New York Stock Exchange on such date.

211,693,364 shares of our $0.10 par value common stock were outstanding on March 21, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As discussed in “Items 1 and 2. Business and Properties” below, on December 16, 2014, Sabine Oil & Gas LLC, a Delaware limited liability company (“Sabine O&G”), and Forest Oil Corporation, a New York corporation, completed the combination of their respective businesses through a series of transactions (“the Combination”) whereby certain indirect equity holders of Sabine O&G contributed the equity interests in Sabine O&G to Forest Oil Corporation. In exchange for this contribution, the equity holders of Sabine O&G received shares of Sabine Oil & Gas Corporation (“Sabine”) common stock and Series A senior non-voting equity-equivalent preferred stock collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine (the “Combination”).  On December 19, 2014, Forest Oil Corporation changed its name to “Sabine Oil & Gas Corporation.” Because Sabine O&G was considered the accounting acquirer in the Combination under US GAAP, Sabine O&G is also considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial and operating data of Sabine Oil & Gas Corporation included in this Annual Report on Form 10-K which cover periods prior to the completion of the Combination, reflect the assets, liabilities and operations of Sabine O&G, the predecessor to Sabine Oil & Gas Corporation, and do not reflect the assets, liabilities and operations of Sabine Oil & Gas Corporation (which was then known as “Forest Oil Corporation”) prior to the Combination. References in this Annual Report on Form 10-K to “Sabine,” “the Company,” “we,” “us” and “our” refer (i) with respect to the period from and after December 16, 2014, to the group of entities within the consolidated group of Sabine Oil & Gas Corporation, and (ii) with respect to the period prior to December 16, 2014, to the group of entities within the consolidated group of Sabine O&G, the predecessor, unless, in each case, otherwise indicated or the context otherwise requires. References in this Annual Report on Form 10-K to “Forest” refer to Sabine Oil & Gas Corporation prior to the Combination, when it was known as “Forest Oil Corporation.” For more information regarding Forest’s historical operating data, please see the Company’s prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Certain Terms Used in this Annual Report on Form 10-K

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the following terms have the meanings set forth below:

•	“Bankruptcy Code” refers to title 11 of the United States Code.
•	“Bankruptcy Court” refers to the United States Bankruptcy Court for the Southern District of New York.
•

“Bar Dates” means the deadlines for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline is December 22, 2015 for general claims and January 11, 2016 for governmental claims.

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

•	“Chapter 11” refers to chapter 11 of the Bankruptcy Code which may also be referred to herein as “Chapter 11 Cases” or “Chapter 11 Proceedings”.
•

“Debtors” refers to the Company and certain of its subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corp., Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC.

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

Proved reserves. Quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Existing economic conditions include prices and costs which economic productability from a reservoir is to be determined. The price shall be the average price during the twelve-month period prior to the end of the reporting period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•

risks and uncertainties associated with the Chapter 11 process, including our inability to develop, confirm and consummate a plan under Chapter 11 of the Bankruptcy Code or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	inability to maintain our relationship with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•

failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs and our ability to continue as a going concern;

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

By certain “first day” motions filed in the Chapter 11 Cases, we obtained Bankruptcy Court approval to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay certain employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners.

For the duration of our Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process.  For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, and other third parties and our ability to retain employees, which in turn could adversely affect our operations and financial condition.  For a description of these and other risks, please see “Part I, Item 1A. Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Annual Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Our filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as “Liabilities Subject to Compromise” in the Consolidated Balance Sheet at December 31, 2015. This debt includes unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 8 within “Part II, Item 8. Financial Statements and Supplementary Data”.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Consolidated Balance Sheet as of December 31, 2015, and is used solely to pay for the operations of the prepetition collateral properties.

On October 21, 2015 the Debtors filed a motion to set a bar date to assist with the claims reconciliation process.  On January 26, 2016, the Debtors filed with the Bankruptcy Court a joint plan of reorganization (the “Plan of Reorganization”) for the resolution of the outstanding claims against and interests in the Debtors and a disclosure statement (the “Disclosure Statement”) related thereto. The Plan of Reorganization, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments. The Disclosure Statement has not yet been approved by the Bankruptcy Court. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on February 10, 2016 and April 11, 2016, respectively. Accordingly, the Debtors have filed a motion to further extend their exclusive right to file and solicit acceptance of the Plan of Reorganization, or any other plan, through June 9, 2016 and August 9, 2016, respectively.  A hearing on that motion will be held before the US Bankruptcy Court on April 7, 2016 and April 11, 2016. There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan or reorganization or another alternative restructuring transactions, including a sale of all or substantially all of our assets, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

Our Properties

Overview

Our properties are primarily focused in three core geographic areas:

•	East Texas, targeting the Cotton Valley Sand and Haynesville Shale formations;
•	South Texas, targeting the Eagle Ford Shale formation; and
•	North Texas, targeting the Granite Wash formation.

As of December 31, 2015, we held interests in approximately 272,100 gross (217,000 net) acres in East Texas, 82,900 gross (53,400 net) acres in South Texas and 33,900 gross (25,300 net) acres in North Texas. As of December 31, 2015, we were the operator on 90%, 99% and 99% of our net acreage positions in East Texas, South Texas and North Texas, respectively.

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

The 2015 drilling and completion capital program associated with our properties was focused on projects that exhibited the most attractive economics based on commodity prices at that time. Full year 2015 capital expenditures were approximately $197 million, including approximately $203 million on drilling and completion activities, offset by approximately $6 million on acquisitions and other activities. Drilling and completion expenditures included approximately $144 million for the development of proved undeveloped reserves and approximately $59 million for the development of unproved reserves. Our 2016 capital expenditures are forecasted to total approximately $18 million.

Our Acquisition History

During 2013 through 2015, we successfully completed four significant transactions,  including the Combination, under which we combined the respective businesses of Sabine O&G and Forest. Additionally, we purchased additional working interests in properties. In prior periods, the Company has executed farm out agreements which established our positions in the Eagle Ford Shale in South Texas and in the Granite Wash area in North Texas, and expanded our positions in the Cotton Valley Sand and Haynesville Shale areas in East Texas.

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

Our other primary target in East Texas, the Haynesville Shale, lies approximately 1,500 feet below the Cotton Valley Sand formation. The Haynesville Shale is a Jurassic age reservoir, which is as much as 300 feet thick, is composed of organic-rich black shale and is found under much of the East Texas acreage position associated with our properties at depths ranging from approximately 11,000 feet to 12,000 feet. We believe this Haynesville Shale position represents a large gas resource, which is strategically positioned geographically to benefit from a growing demand for domestic natural gas.

Our East Texas properties are primarily located in Harrison, Panola and Rusk Counties in Texas and Red River Parish in Northern Louisiana with estimated proved reserves of 623 Bcfe as of December 31, 2015, of which 78% is natural gas and 74% is developed. As of December 31, 2015 our properties were producing from 1,462 wells in East Texas, and we operated 1,251, or 86%, of those wells. Average net daily production in East Texas from our properties for the three months ended December 31, 2015 was 194 MMcfe/d.

Primary operations are in the following areas for which a significant portion of our Cotton Valley Sand and Haynesville Shale acreage overlaps geographically, representing two distinct targets and development opportunities:

•

Cotton Valley Sand—As of December 31, 2015, approximately 151,000 gross (101,300 net) acres of this East Texas position was prospective for the liquids-rich Cotton Valley Sand formation, 96% of which was held by production. As of December 31, 2015, our properties produced from 110 horizontal and 972 vertical wells in the Cotton Valley Sand, and we operated 947, or 88%, of those wells.

•

Haynesville Shale—As of December 31, 2015, approximately 98,900 gross (71,800 net) acres of our East Texas position was prospective for the Haynesville Shale, 84% of which was held by production.  Approximately 8,000 gross (7,900 net) of this acreage is located in Red River Parish, Louisiana. As of December 31, 2015, we produced from 132 wells in the Haynesville Shale, and we operated 110, or 83%, of those wells.

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

In South Texas, as of December 31, 2015, our properties represented interests in approximately 82,900 gross (53,400 net) acres in DeWitt, Lavaca and Gonzales Counties prospective for the Eagle Ford Shale, approximately 69% of which was held by production. This area had estimated proved reserves of 62 Bcfe as of December 31, 2015, of which 64% was oil or NGLs and 100% was developed. As of December 31, 2015, our properties were producing from 186 wells in South Texas, and we operated 183, or 98%, of those wells. Average net daily production associated with our properties in South Texas for the three months ended December 31, 2015 was 36 MMcfe/d.

Primary operations are in the following areas:

•

Sugarkane Area—As of December 31, 2015, the Sugarkane area included approximately 2,800 gross (2,500 net) acres, 99% of which was held by production. As of December 31, 2015, our properties were producing from 20 horizontal wells, 19 of which we operated.

•

Shiner Area—As of December 31, 2015, the Shiner area included approximately 32,400 gross (27,500 net) acres, 40% of which was held by production. As of December 31, 2015, our properties were producing from 48 horizontal wells, 47 of which we operated.

•

Eagleville Area—As of December 31, 2015, the Eagleville area included approximately 47,700 gross (23,300 net) acres, 99% of which was held by production. As of December 31, 2015, our properties were producing from 115 horizontal wells, all 115 of which we operated.

North Texas

The North Texas properties are located in the Anadarko Basin with the Granite Wash as the target horizon. The Granite Wash is a series of stacked, silty-sandy deposits found at depths of 8,500 feet to 11,000 feet that were laid down throughout the Pennsylvanian era and into early Permian time, and is over 3,000 feet thick.

In North Texas, as of December 31, 2015, we held rights to develop approximately 33,900 gross (25,300 net) acres primarily in Roberts County in Texas, approximately 23% of which was held by production. The North Texas acreage as of December 31, 2015 includes approximately 18,850 net acres that are subject to a continuous drilling clause which requires us to drill one gross well every 180 days to hold the entire approximately 18,850 net acre position.

This area has estimated proved reserves of 17 Bcfe as of December 31, 2015, of which 59% was oil or NGLs and 84% was developed. As of December 31, 2015, our properties were producing from 44 wells in North Texas, and we operated 40, or 91% of those wells. Average net daily production in North Texas for the three months ended December 31, 2015 was 20 MMcfe/d.

Other

As of December 31, 2015, our position outside of our three core geographic areas included approximately 23,900 gross (11,200 net) acres primarily in North Dakota, Mississippi and Wyoming.

Estimated Proved Reserves

The information with respect to our estimated proved reserves as of December 31, 2015 and December 31, 2014 presented below has been prepared by our independent petroleum engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”), in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities in effect at the applicable time. The reports of Ryder Scott are dated February 5, 2016 and January 20, 2015. The reports of Ryder Scott are filed as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K. These proved reserve estimates as of December 31, 2015 and December 31, 2014 were prepared using the unweighted average of the historical first-day-of-the-month prices for the prior twelve months. It should not be assumed that the present value of future net revenues from our proved reserves is the current market value of our estimated reserves. Actual future prices and costs may differ materially from those used in the present value estimates.

The following table sets forth information regarding our estimated proved reserves, by region, for the periods indicated. The information in the table does not give any effect to or reflect commodity hedges. Although the SEC’s rules also permit the presentation of estimated “probable” or “possible” reserves, we have limited our presentation to estimated proved reserves.

	At December 31,
	2015 (1)	2014 (2)
	Proved reserves	Proved reserves
	(Bcfe)	(Bcfe)
Operating area
East Texas (3)	623	1,198
South Texas	62	106
North Texas	17	43
Other (4)	0	10
Total	702	1,357

(1)

Data for December 31, 2015 is based on the unweighted average of the first-day-of-the-month (a) West Texas Intermediate posted prices for the prior twelve months of $50.28 per Bbl for oil and (b) Henry Hub spot market prices for the prior twelve months of $2.58 per MMbtu for natural gas.

(2)

Data for December 31, 2014 is based on the unweighted average of the first-day-of-the-month (a) West Texas Intermediate posted prices for the prior twelve months of $94.99 per Bbl for oil and (b) Henry Hub spot market prices for the prior twelve months of $4.35 per MMbtu for natural gas.

(3)	Includes Northern Louisiana.
(4)	Includes Wyoming, North Dakota and the Permian Basin.

The following table sets forth additional information regarding our estimated proved reserves at the dates indicated.

	At December 31,
	2015 (1)	2014 (2)
Estimated proved reserves:
Oil (MMBbl)	9.2	20.1
NGLs (MMBbl)	22.0	41.1
Natural gas (Bcf)	514.3	989.8
Total estimated proved reserves (Bcfe)	701.8	1,357.1
Proved developed producing reserves:
Oil (MMBbl)	7.7	13.2
NGLs (MMBbl)	16.0	23.0
Natural gas (Bcf)	391.4	498.1
Total proved developed producing reserves (Bcfe)	533.5	715.4
Proved developed non-producing:
Oil (MMBbl)	0.1	0.5
NGLs (MMBbl)	0.2	0.8
Natural gas (Bcf)	4.8	22.3
Total proved developed non-producing reserves (Bcfe)	6.4	30.0
Total proved undeveloped:
Oil (MMBbl)	1.5	6.5
NGLs (MMBbl)	5.8	17.2
Natural gas (Bcf)	118.0	469.4
Total proved undeveloped reserves (Bcfe)	161.9	611.7
Percent developed	76.9%	54.9%

(1)

Data for December 31, 2015 is based on the unweighted average of the first-day-of-the-month (a) West Texas Intermediate posted prices for the prior twelve months of $50.28 per Bbl for oil and (b) Henry Hub spot market prices for the prior twelve months of $2.58 per MMbtu for natural gas.

(2)

Data for December 31, 2014 is based on the unweighted average of the first-day-of-the-month (a) West Texas Intermediate posted prices for the prior twelve months of $94.99 per Bbl for oil and (b) Henry Hub spot market prices for the prior twelve months of $4.35 per MMbtu for natural gas.

Controls and Qualifications of Technical Persons

In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and guidelines established by the SEC, Ryder Scott, independent reserve engineers, estimated 100% of our proved reserve information as of December 31, 2014 and December 31, 2015. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Tim Pownell, Vice President—Corporate Engineering, is the technical person primarily responsible for overseeing the preparation of our reserve estimates. Mr. Pownell is a graduate of Texas A&M University with a Bachelor of Science degree in Chemical Engineering, and obtained his MBA from the UCLA Anderson School of Management. Mr. Pownell has 25 years of energy experience and our petrotechnical staff has an average of more than 19 years of industry experience per person.

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

Proved Undeveloped Reserves (PUDs)

Year Ended December 31, 2015

As of December 31, 2015, our proved undeveloped reserves totaled 1.5 MMBbls of oil, 5.8 MMBbls of NGLs and 118.0 Bcf of natural gas, for a total of 161.9 Bcfe. There were a total of 21 PUDs booked with 18, 2 and 1 wells booked in the Cotton Valley Sand, Granite Wash and Haynesville Shale, respectively.

Changes in PUDs that occurred during 2015 were primarily due to:

•	negative revisions of 341,156 MMcfe primarily due to reduced rig activity due to low prices;
•	the conversion of approximately 142,287 MMcfe attributable to PUDs into proved developed reserves net of revisions, a 23% conversion rate of 2014 PUD volumes; and
•	additions of approximately 33,640 MMcfe in PUDs due to a combination of adjustments in PUD working interest, performance revisions and optimized well lengths.

Costs incurred relating to the development of PUDs were approximately $144 million during the twelve months ended December 31, 2015.

As of December 31, 2015, 1% of our total proved reserves were classified as proved developed non-producing.

Productive Wells

Productive wells consist of producing wells and wells mechanically capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have working interests, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth the number of productive wells in which we owned a working interest at December 31, 2015.

	Oil		Gas
	Gross Wells	Net Wells	Gross Wells	Net Wells
East Texas	70	65	1,392	1,168
South Texas	124	80	62	48
North Texas	41	26	3	1
Total	235	171	1,457	1,217

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

	For the Year Ended December 31,
	2015		2014 (1)		2013 (2)
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (3)	0.0	0.0	0.0	0.0	2.0	1.3
Dry	1.0	0.8	0.0	0.0	—	—
Total Exploratory	1.0	0.8	0.0	0.0	2.0	1.3
Development Wells:
Productive (3)	35.0	30.1	65.0	49.1	43.0	30.8
Dry	1.0	1.0	0.0	0.0	1.0	0.4
Total Development	36.0	31.1	65.0	49.1	44.0	31.2
Total Wells:
Productive (3)	35.0	30.1	65.0	49.1	45.0	32.1
Dry	2.0	2.0	0.0	0.0	1.0	0.4
Total	37.0	32.1	65.0	49.1	46.0	32.5

(1)

Drilling activities for the year ended December 31, 2014 include the results of Forest for the period beginning December 16, 2014 and ending December 31, 2014. For the period from January 1, 2014 through December 15, 2014, Forest drilled a total of 18 gross (16.3 net) productive wells.

(2)	The drilling activities for the year ended December 31, 2013 relate only to those associated with the Sabine O&G Properties.
(3)

Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

Developed and Undeveloped Acreage

Our properties include interests in developed and undeveloped oil and natural gas acreage in the regions set forth in the table below. Also set forth in the table below, is the percentage of acreage held by production (“HBP”). These interests generally take the form of working interests in oil and natural gas leases or licenses that have varying terms. The following table presents a summary of our acreage interests as of December 31, 2015:

	Developed acreage		Undeveloped acreage		Total acreage		HBP
	Gross	Net	Gross	Net	Gross	Net	%
East Texas	219,469	183,828	52,585	33,182	272,054	217,010	85%
South Texas	65,130	36,715	17,815	16,715	82,945	53,430	69%
North Texas	9,433	5,925	24,508	19,402	33,941	25,327	23%
Total Acreage	294,032	226,468	94,908	69,299	388,940	295,767	77%

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

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2015 that will expire in 2016, 2017 and 2018 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

	2016	2017	2018	Total
East Texas	7,812	5,386	1,350	14,548
South Texas	11,246	4,709	189	16,144
North Texas	2,162	199	31	2,392
Total	21,220	10,294	1,570	33,084

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

The following table sets forth information regarding oil and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2015, 2014 and 2013. For additional information on price calculations, see information set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2015	2014 (1)	2013 (2)
Oil, NGLs and natural gas sales by product (in thousands):
Oil	$120,996	$181,313	$132,513
NGL	41,610	62,420	59,772
Natural gas	172,378	218,630	161,938
Total	$334,984	$462,363	$354,223
Production data:
Oil (MBbl)	2,786.40	2,169.52	1,403.62
NGL (MBbl))	3,168.98	2,120.56	1,842.47
Natural gas (Bcf)	66.22	49.22	44.29
Combined (Bcfe) (3)	101.95	74.96	63.77
Average prices before effects of economic hedges (4):
Oil (per Bbl)	$43.42	$83.57	$94.41
NGL (per Bbl)	$13.13	$29.44	$32.44
Natural gas (per Mcf)	$2.60	$4.44	$3.66
Combined (per Mcfe) (3)	$3.29	$6.17	$5.55
Average realized prices after effects of economic hedges (4):
Oil (per Bbl)	$60.83	$81.79	$90.49
NGL (per Bbl)	$13.13	$29.44	$32.44
Natural gas (per Mcf)	$3.26	$4.30	$4.82
Combined (per Mcfe) (3)	$4.19	$6.02	$6.28
Average costs (per Mcfe) (3):
Lease operating expenses	$0.87	$0.68	$0.70
Marketing, gathering, transportation and other	$0.33	$0.32	$0.28
Production and ad valorem taxes	$0.17	$0.24	$0.28
General and administrative expenses	$0.42	$0.41	$0.43
Depletion, depreciation and amortization	$1.79	$2.53	$2.15

(1)	Production data for the year ended December 31, 2014 include the results of Forest for the period beginning December 16, 2014 and ending December 31, 2014.
(2)	Production data for the year ended December 31, 2013 relate only to those associated with the Sabine O&G Properties.
(3)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
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

In East Texas, we have approximately 85% of our NGL’s under three to five year gathering and processing contracts to a variety of midstream companies. The remainder of our NGL’s are being sold under gathering and processing contracts which are past their primary term with a 30 day evergreen.  We sell approximately 45% of our residue under NAESB contracts on a year to year term ending October 31, 2016 at competitive market prices.  The remainder of the residue is sold in conjunction with the NGL sale to the midstream companies processing our NGL’s.  In East Texas, our oil is sold to one purchaser under a short-term contract which is month-to-month.

In South Texas, we sell our Sugarkane NGL’s under two five-year gathering and processing contracts.  Our N. Shiner NGL’s are sold under a five year gas services agreement.  Our S. Shiner NGL’s are sold under two separate five year gathering and processing agreements.  We sell all our STX residue under NAESB contracts on a year-to-year term ending October 31, 2016.  In South Texas, our oil is sold to two separate purchasers under short-term contracts which are month-to-month.

In North Texas, we sell our natural gas residue and NGLs production under a long-term contract to one midstream company, through an acreage dedication.  Our oil is sold under a three year contract which allows us to offtake to a dedicated lease automatic custody transfer unit.

During the year ended December 31, 2015, purchases by three companies exceeded 10% of our total oil, NGLs and natural gas sales. Purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC, and Laclede Energy accounted for approximately 28%, 14% and 10%. of our oil, NGLs and natural gas sales, respectively. During the year ended December 31, 2014, purchases by four companies exceeded 10% of our total oil, NGLs and natural gas sales.  Purchases by Enbridge Pipelines, NGL Crude Logistics LLC, Laclede Energy and Eastex Crude Company accounted for approximately 13%, 12%, 12% and 10% of our oil, NGLs and natural gas sales, respectively.  During the year ended December 31, 2013, purchases by three companies exceeded 10% of our total oil, NGLs and natural gas sales. Purchases by Eastex Crude Company, Enbridge Pipeline (East Texas) LP and CP Energy LLC accounted for approximately 19%, 16% and 11% of our oil, NGLs and natural gas sales, respectively. We believe that the loss of any of the purchasers above would not result in a material adverse effect on our ability to competitively market future oil and natural gas production.

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

Environmental Regulation

Our operations are subject to stringent federal, state and local laws and regulations regulating the discharge and disposal of materials into the environment or otherwise relating to health and safety or the protection of the environment and natural resources. These laws and regulations may, among other things: (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to clean up or mitigate pollution from former and ongoing operations, such as requirements to close waste pits and plug abandoned wells, or at off-site waste disposal locations; (v) impose specific safety and health criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies (and, in some cases, private individuals), enforce these laws and regulations, which often require difficult and costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, the issuance of injunctions limiting or prohibiting our activities, or the imposition of remedial obligations. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Adherence to these regulatory requirements increases our cost of doing business and consequently affects our profitability.

New programs and changes in existing regulatory programs are anticipated, some of which include regulations related to the management of natural occurring radioactive materials, oil and natural gas exploration and production, waste management, and underground injection of waste material and the regulation of hydraulic fracturing. Environmental laws and regulations have been subject to frequent changes over the years, and the trend has been the imposition of more stringent requirements. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, changes in existing or new laws or regulations could have a material adverse effect on our financial condition and results of operations. From time to time, we may be involved in lawsuits related to alleged pollution or environmental damage. In addition, we cannot assure you that we will not incur significant costs as a result of releases or spills in the course of our operations. For example, following the closing of the Combination, we inherited potential liability for several legacy lawsuits filed against Forest. Adverse judgments against us related to these matters could have a material impact on our business. Please see “Part I, Item 3. Legal Proceedings” for more information.

The following is a summary of select existing and proposed environmental and occupational health and safety laws, as amended from time to time, to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and their implementing regulations, regulate the generation, storage, treatment, transportation, disposal and cleanup of certain hazardous and non-hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or natural gas, including naturally occurring radioactive material, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified by regulatory agencies as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in August 2015, nonprofit environmental groups filed a notice of intent to sue the EPA regarding its failure to review the exemption. A loss of the RCRA hazardous waste exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may become regulated as hazardous wastes if such wastes have hazardous characteristics.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of certain “hazardous substances” into the environment. These persons can include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs they incur. In addition, neighboring landowners and other third-parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum, including crude oil or any fraction thereof, is not a CERCLA “hazardous substance,” we generate materials in the course of our operations that may be regulated as CERCLA hazardous substances and thus may be subject to joint and several liability for the costs to clean up sites at which these hazardous substances have been released into the environment.

We currently own, lease, operate and/or have acquired, and have in the past owned, leased operated, numerous properties that have been used for oil and natural gas exploration and production activities for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

Water Discharges and Releases

Our operations are also subject to the Clean Water Act (the “CWA”) and analogous state laws. The CWA and similar state laws regulate discharges of wastewater, oil, and other pollutants to regulated water bodies, such as lakes, rivers, wetlands, and streams. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. In addition, spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The CWA and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities, and also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. We believe that we will be able to obtain, or be included under, these permits, where necessary, and would be able to make whatever minor modifications to existing facilities and operations are necessary to comply with CWA requirements and that such modifications would not have a material effect on us. Failure to obtain or comply with permits or other CWA could result in administrative, civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages.

The Oil Pollution Act of 1990 (“OPA”), which amended the CWA, imposes ongoing requirements on owners and operators of facilities that handle certain quantities of oil, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental clean-up and restoration costs that could be incurred in connection with an oil spill. In addition, OPA establishes strict liability for owners and operators of facilities that are the site of a release of oil into regulated waters. If a release into regulated waters occurs, we could be liable for clean-up costs, natural resources damages and public and private damages.

Hydraulic Fracturing

Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the well bore. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. While hydraulic fracturing is generally exempt from regulation the Safe Drinking Water Act’s (“SDWA”) Underground Injection Control (“UIC”) and has historically been regulated by state oil and natural gas commissions, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities. For example, the EPA published revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. Also, in May 2014, the EPA published an advance notice of proposed rulemaking under the Toxic Substances Control Act seeking stakeholder input on development of a requirement regarding disclosure of information on chemical substances and mixtures used in hydraulic fracturing.  The public comment period on the EPA’s advance notice ended in September 2014, and a final notice of proposed rulemaking is expected in 2016. In addition, in April 2015, the EPA proposed regulations under the Clean Water Act to regulate wastewater discharges from hydraulic fracturing to publicly-owned treatment works (the final rule is expected to be issued in 2016). In addition to rulemakings, increased scrutiny of the oil and natural gas industry may occur as a result of the EPA’s FY2014-2016 National Enforcement Initiative, "Ensuring Energy Extraction Activities Comply with Environmental Laws," through which the EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment; starting October 1, 2016, this initiative will continue for three more fiscal years.

In March 2015, the federal Bureau of Land Management published a final rule governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The rule requires public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. However, a federal judge has granted a preliminary injunction preventing enforcement of the rules.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater in 2011 and issued a draft assessment for public comment and peer review in June 2015; the assessment is expected to be finalized in 2016. The draft assessment concluded that hydraulic fracturing has not led to widespread, systemic impacts on drinking water resources, but it does have the potential to impact drinking water resources; however, this conclusion has recently been criticized by the EPA’s Science Advisory Board. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

In addition, the U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of the hydraulic fracturing or to require disclosure of the chemicals used in the hydraulic fracturing process. Furthermore, some states, including Texas, have adopted or are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, or that ban hydraulic fracturing altogether. Some local governments have also adopted ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Any additional federal, state or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business could result in substantial incremental operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.

Underground Injection Wells

Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the SDWA’s UIC program and analogous state programs. EPA directly administers the UIC program in some states and in others it delegates administration to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity. For example, in 2015, a U.S. Geological Survey report identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In response to these concerns, regulators in some states have shut down or imposed moratoria on the use of such injection wells and are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission (“RRC”) on October 28, 2014, adopted new oil and gas permit rules for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.

Air Emissions

The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Our operations are in certain circumstances and locations subject to permitting requirements and restrictions under these statutes for emissions of air pollutants.

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

In addition, in 2012, the EPA issued final rules under the CAA that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs. These rules restrict volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non‑wildcat and non‑delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. “Other” wells, however, must use reduced emission completions, also known as “green completions,” with or without combustion devices.  The capture of flowback emissions is required only after the facility’s processing system can be brought to pressure.  These regulations also establish specific requirements regarding emissions from production‑related wet seal and reciprocating compressors, pneumatic controllers, and storage vessels. The EPA received numerous requests for reconsideration of these rules, and court challenges to the rules were also filed. The EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests. For example, on December 19, 2014, the EPA finalized amendments and clarifications to the NSPS rules, including, for example, updates and clarifications to requirements related to well completion activities, storage tanks, and leak detection.  To date, our costs to comply with the NSPS have not been material.  In September 2015, the EPA proposed updates to the NSPS rules that would impose volatile organic compound emissions limits on certain oil and natural gas operations that were previously unregulated, including hydraulically fractured oil wells, as well as methane emissions limits for certain new or modified oil and natural gas emissions sources (the rules are expected to be finalized in June 2016). In addition, the EPA published a final regulation on October 1, 2015 that reduces the National Ambient Air Quality Standard for ozone to between 65 to 70 parts per billion (“ppb”) for both the 8 hour primary and secondary standards protective of public health and public welfare. These regulations, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities, or utilize specific equipment or technologies to control emissions. Compliance with these requirements could increase our costs of development and production, which costs could be significant.

Climate Change

The EPA has determined that emissions of greenhouses gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various regulations regarding GHGs under existing provisions of the CAA. For example, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations. Further, in 2015, the EPA finalized a rule that requires reporting of GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The expansion of the EPA’s GHG reporting program could result in increased compliance costs.

The EPA also recently proposed new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45% from 2012 levels by 2025; the regulations are expected to be finalized in 2016. To aid in these efforts, in January 2016, the federal Bureau of Land Management proposed rules to reduce methane emissions from venting, flaring and leaking on public lands. In addition, the Clean Power Plan, which was announced in August 2015, seeks to reduce carbon dioxide emissions by 32 percent from 2005 levels by 2030; however, on February 9, 2016, the U.S. Supreme Court stayed the implementation of the plan while it is being challenged in court. Furthermore, the U.S. is a party to the Paris Agreement adopted in December 2015 to reduce global greenhouse emissions.

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

Threatened and Endangered Species

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, as well as migratory birds. We may conduct operations in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered may exist. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS is required to make a determination on listing of more than 250 species as endangered or threatened under the Endangered Species Act (“ESA”) by no later than completion of the agency’s 2017 fiscal year. For example, in March 2014, FWS listed the lesser prairie chicken as a threatened species under the ESA. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

OSHA

We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act and comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. In December 2015, the U.S. Departments of Justice and Labor announced a plan to more frequently and effectively prosecute worker health and safety violations, including enhanced penalties. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Related Permits and Authorizations

Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and to maintain these permits and compliance with their requirements for ongoing operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations.

Related Insurance

We maintain an insurance program designed to provide coverage for our property and casualty exposures. Our risk management program provides coverage types, limits, and deductibles commensurate with companies of comparable size and with similar risk profiles. As is common in the oil and natural gas industry, we do not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material adverse effect on our financial position and results of operations. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover every claim made against us in the future. As hydraulic fracturing is a key component of our operational strategy, we maintain Claims Made Pollution Liability Insurance, which provides coverage for long-term gradual seepage pollution events. A loss in connection with our oil and natural gas operations could have a material adverse effect on our financial position and results of operations to the extent that the insurance coverage provided under our policies is inadequate to cover any such loss.

Employees

As of December 31, 2015, we had 146 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. In connection with our bankruptcy filing and liquidity constraints, we have performed layoffs throughout 2015 and into the first quarter of 2016. We continue to monitor the best allocation of our capital to promote enterprise value, including any cost-reducing cuts to our general and administrative expenses.

Geographical Data

We operate in one industry segment, oil and gas exploration and production, and have one reportable geographical business segment, the United States.

Available Information

We are required to file any annual, quarterly and current reports, proxy statements and certain other information with the SEC. You may read and copy any documents filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

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

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•

Our ability to develop, file and complete a Chapter 11 plan of reorganization, particularly during the exclusivity period (i.e. in general, the period in which we have the exclusive right to file a Chapter 11 plan of reorganization);

•	Our ability to obtain Bankruptcy Court, creditor and regulatory approval of a Chapter 11 plan of reorganization in a timely manner;
•	Our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 Cases in general;
•	Risks associated with third party motions in the Chapter 11 Cases, which may interfere with our business operations or our ability to propose and/or complete a Chapter 11 plan of reorganization;
•	Increased costs related to the Chapter 11 Cases and related litigation;
•	A loss of, or a disruption in the materials or services received from, suppliers, contractors or service providers with whom we have commercial relationships;
•	Potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees;
•	Significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

We believe it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 proceedings.

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

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  So long as the proceedings related to the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceeding. The Chapter 11 cases may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the debtor could become further devalued or become worthless.

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

On January 26, 2016, the Debtors filed with the Bankruptcy Court a joint plan of Reorganization (the “Plan of Reorganization”) for the resolution of the outstanding claims against and interests in the Debtors and a disclosure statement (the “Disclosure Statement”) related thereto.  The Plan of Reorganization, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments.  To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan of Reorganization, solicit and obtain the requisite acceptances of such Plan of Reorganization and fulfill other statutory conditions for confirmation of such Plan of Reorganization, most of which have not occurred to date.  The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan of Reorganization.

We may not receive the requisite acceptances of constituencies in these Chapter 11 proceedings to confirm or consummate the Plan of Reorganization, an alternative plan of reorganization or another alternative restructuring transaction, including a sale of all or substantially all of our assets, which satisfies the condition of the Bankruptcy Code and is authorized by the Bankruptcy Court. Even if the requisite acceptances of our Plan of Reorganization are received, the Bankruptcy Court may not confirm the Plan of Reorganization.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (e.g., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to Chapter 11 proceedings, changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses.  Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed.  As a result of these risks and others, there is no guaranty that the Plan of Reorganization or any other plan of reorganization will achieve our stated goals.

In addition, at the outset of the Chapter 11 proceedings, the Bankruptcy Code gives the debtor the exclusive right to file and solicit acceptance of the Plan of Reorganization and prohibits creditors, equity security holders and others from filing or soliciting a plan for a certain period of time.  To date, we have retained the exclusive right to propose the Plan of Reorganization, and, on December 16, 2015, the Bankruptcy Court granted a request to extend our exclusive rights to file and solicit acceptance of the Plan of Reorganization through February 10, 2016, and April 11, 2016, respectively. The Debtors have filed a motion to further extend their exclusive rights to file and solicit acceptance of the Plan of Reorganization through June 9, 2016 and August 9, 2016, respectively. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan of Reorganization in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan of Reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 process.  Adequate funds may not be available when needed or may not be available on favorable terms.

We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to replace our proved reserves or to maintain current production levels and generate revenue will be limited.

Our principal sources of liquidity historically have been equity contributions, borrowings under the New Revolving Credit Facility, net cash provided by operating activities, net proceeds from the issuance of the 2017 Notes and proceeds from the Term Loan Facility. Our capital program will require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations remains depressed or decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain current production may be limited, resulting in decreased production and proved reserves over time. In addition, drilling activity may be directed by our partners in certain areas and we may have to forfeit acreage if we do not have sufficient capital resources to fund our portion of expenses.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for and consummation of the Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from Chapter 11. We face additional uncertainty regarding the ability to emerge successfully from Chapter 11 and to obtain adequate liquidity to finance our capital program subsequent to emergence from Chapter 11.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the final cash collateral order entered by the Bankruptcy Court on September 16, 2015 in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments and may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the date of the bankruptcy filing.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to July 15, 2015 or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $1.0 billion as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

Oil, natural gas and NGLs prices are volatile. The recent decline in oil, natural gas and NGLs prices has adversely affected our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations and rate of growth depend primarily upon the prices we receive for our oil and natural gas production, and the carrying value of our oil and natural gas properties is dependent upon prevailing prices for oil, natural gas and NGLs. Oil, natural gas and NGLs prices historically have been volatile, and are likely to continue to be volatile in the future, especially given current economic and geopolitical conditions. The New York Mercantile Exchange (“NYMEX”) natural gas prices during 2015 ranged from a high of $3.32 to a low of $1.63 per MMbtu and the NYMEX oil prices during 2015 ranged from a high of $61.36 to a low of $34.55 per Bbl. Thus far in 2016, commodity prices have continued to be significantly depressed and volatile, with NYMEX natural gas prices ranging from a high of $2.54 to a low of $1.49 per MMbtu and the NYMEX oil prices ranging from a high of $38.51 to a low of $26.19 per Bbl through March 21, 2016. This low commodity price environment and price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.

The speed and severity of the decline in oil and gas prices during 2015 and the continued lower prices in the first quarter of 2016 has adversely affected our results of operations and our estimates of our proved oil and natural gas reserves. Continued periods of depressed commodity prices or further price decreases could have a material adverse effect on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low commodity prices will further adversely affect our revenues, net income, cash flows, proved reserves and our ability to fund capital expenditures.

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

In the past, we have entered into financial commodity derivative contracts to mitigate the potential negative impact on cash flow caused by changes in oil and natural gas prices. However, as a result of certain events of default under our derivative contracts, all our derivative contracts have been terminated. Subsequent to the termination of these derivative contracts, we have not entered into additional derivative contracts. During the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering additional estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. As a result, we may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

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

On February 26, 2015, we were served with a complaint (the “Complaint”) concerning the indenture that governs our 2019 Notes that generally alleges that certain events of default had occurred with respect to the 2019 Notes due to the Combination. Specifically, the Complaint alleges that the Combination constituted a change of control under the indenture which requires us to offer to purchase the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes. We also received a notice of default and acceleration from the Trustee with respect to the 2019 Notes containing similar allegations. We believe these allegations against us are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. We are separately evaluating potential claims that we may assert against the trustee for the 2019 Notes for any and all losses we may suffer as a result of the complaint or notice. We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. Furthermore, additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which we are a party and with respect to the Combination.

As a result of the pending bankruptcy proceedings, this matter is currently stayed.

Our common stock is no longer listed on a national securities exchange and is quoted only in over-the-counter markets, which carries substantial risks and could continue to negatively impact our stock price, volatility and liquidity.

Upon the closing of the Combination, the New York Stock Exchange (the “NYSE”) suspended trading in our common stock and commenced delisting proceedings due to our failure to meet the initial listing standards under Rule 102.01 of the NYSE Listed Company Manual. On December 17, 2014, our common stock began trading over the counter on the OTCQB Marketplace (the “OTCQB”) under the ticker symbol “FSTO” and later under the ticker symbol

“SOGCQ.” Additionally, as a result of the filing of the Bankruptcy Petitions, the Company’s common stock can no longer be traded on the OTCQB Marketplace and is now trading on the OTC Pink Marketplace. We continue to file periodic reports with the SEC in accordance with the requirements of Section 12 (g) of the Exchange Act.

Our delisting from the NYSE and commencement of trading on the OTC Pink Marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our stockholders:

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

The prices used in calculating our estimated proved reserves and the estimated discounted future net cash flows from proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months.   December 31, 2015, average prices used to calculate our estimated proved reserves and estimated discounted future net cash flows from proved reserves were $50.28 per Bbl for crude oil and $2.58 per MMbtu for natural gas.  Commodity prices declined significantly throughout 2015 and if such prices do not increase significantly, it could have a negative impact on our future calculations of estimated proved reserves and the estimated discounted future net cash flows from proved reserves will be significantly lower than as of December 31, 2015.  This could result in our having to remove non-economic reserves from our proved reserves in future periods.

Holding all other factors constant, if SEC pricing as of March 2016 of $46.26 per Bbl for crude oil and $2.39 per Mcf for natural gas is used in our year-end reserve estimates, our estimated discounted future net cash flows from proved reserves at December 31, 2015 would decrease by approximately $69 million, or 14%.

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

As a result of the uncertainties described above, we may be unable to drill many of our potential resource play drilling locations. In addition, depending on the timing and concentration of the development of the non-proved locations, we would be required to generate or raise significant capital to develop all of our potential drilling locations should we elect to do so. Estimated reserves related to our properties as of December 31, 2015 assumed that capital costs of approximately $109.7 million would be required over a period of approximately five years in order to develop our proved undeveloped reserves. We may not be able to raise or generate the capital required to drill or develop these additional non-proved locations. Any drilling activities we are able to conduct on these potential locations may not be successful or allow us to add additional proved reserves to our overall proved reserves or may result in a downward revision of estimated proved reserves, which could have a material adverse effect on our future business and results of operations.

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

As is common in the oil and natural gas industry, we do not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material adverse effect on our financial position and results of operations. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover every claim made against us in the future. As hydraulic fracturing is a key component of our operational strategy, we maintain claims made pollution liability insurance, which provides coverage for long-term gradual seepage pollution events. A loss in connection with our oil and natural gas operations could have a material adverse effect on our financial position and results of operations to the extent that the insurance coverage provided under our policies is inadequate to cover any such loss.

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

For example, during 2013, 2014 and 2015 we incurred a ceiling test write-down of zero, $247.7 million and $1.6 billion, respectively.

Additional write-downs may be required in subsequent periods if, among other things, the unweighted arithmetic average of the first-day-of-the-month oil, natural gas, and natural gas liquids prices used in the calculation of the present value of future net revenue from estimated production of estimated proved reserves decline compared to prices used as of December 31, 2015, estimated proved reserve volumes are revised downward, or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any. For example, the unweighted average of the historical first day of the month pricing for the previous twelve months of oil and natural gas as of December 31, 2015, were $50.28 per Bbl and $2.58 per MMbtu, respectively, compared to $46.26 per Bbl and $2.39 per MMbtu for oil and natural gas, respectively, as of March 2016. Holding all other factors constant, if commodity prices used in our year-end reserve estimates were decreased to these prices as of March 2016, our estimated discounted future cash flows from proved reserves at December 31, 2015 would decrease by approximately $69 million, or 14%.

There are inherent limitations in all internal control over financial reporting systems, and misstatements due to error or fraud may occur and not be detected.

While we have taken actions designed to address compliance with the requirements of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations thereunder, there are inherent limitations in our ability to comply with these requirements. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting and disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Concerns about global economic conditions have had a significant adverse impact on global financial markets and commodity prices and the volatility of oil and gas prices have had a significant effect on the oil and gas industry. If the economic recovery in the United States or abroad slows or is not sustained, demand for petroleum products could diminish or stagnate, which could affect the price at which we can sell our production and affect our vendors’, suppliers’ and customers’ ability to continue operations. Similarly, if the price of oil and gas does not increase, it may affect our production plans and profitability and affect our vendors’, suppliers’ and customers’ ability to continue operations.

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

During the year ended December 31, 2015, we completed 37 gross (31.9 net) wells. Risks that we face while horizontally drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our horizontal wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage. Ultimately, the success of these horizontal drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our horizontal drilling results are less than anticipated, the return on our investment in these areas may not be as attractive as we anticipate. The carrying value of our unevaluated properties could become impaired, which would increase our depletion rate per Mcfe if there were no corresponding additions to recoverable reserves, and the value of our undeveloped acreage could decline in the future.

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

Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax, environmental, occupational, health and safety laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. We may be required to make large expenditures to comply with such governmental regulations. Matters subject to regulation may include:

•	water use, discharge and disposal permits for drilling operations;
•	drilling bonds;
•	drilling permits;
•	reports concerning operations;
•	air quality, noise levels and related permits;
•	spacing of wells;
•	rights-of-way and easements;
•	unitization and pooling of properties;
•	gathering, transportation and marketing of oil and natural gas;
•	taxation;
•	operations in wilderness, wetlands and other protected areas;
•	use, storage, handling and release of hazardous substances; and
•	waste transport and disposal permits and requirements.

Failure to comply with these laws may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws or the enforcement thereof could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations.

Numerous governmental agencies, such as the EPA, issue regulations to implement and enforce environmental, health and safety laws and regulations, which often require difficult and costly compliance measures. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations, imposition of investigatory or remedial obligations, or subject us to administrative, civil and criminal penalties, including the assessment of natural resource damages, as well as injunctions limiting or prohibiting our activities. Under certain environmental, occupational, health and safety laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages. Some laws and regulations may impose strict as well as joint and several liability for environmental contamination, which could subject us to liability for the conduct of others or for our own actions even if they were in compliance with all applicable laws at the time such actions were taken. Under such laws, we could be held liable for environmental contamination at our currently or formerly owned, leased or operated properties as well as third-party locations (such as treatment or disposal facilities). Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects. In addition, in some cases private individuals can bring causes of action in court regarding compliance with environmental laws and regulations. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect on our financial condition and results of operations.

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

Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of oil and/or natural gas from dense subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the well bore. We routinely apply hydraulic-fracturing techniques in our drilling and completion programs. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published revised permitting guidance in February 2014 addressing the performance of such activities. The EPA has also issued final CAA regulations in 2012 and proposed additional CAA regulations in August 2015 governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing;  published an advance notice of proposed rulemaking under the Toxic Substances Control Act seeking stakeholder input on development of a requirement regarding disclosure of information on chemical substances and mixtures used in hydraulic fracturing in May 2014 (the public comment period on the EPA’s advance notice ended in September 2014, and a final notice of proposed rulemaking is expected in 2016); and proposed in April 2015 effluent limit guidelines that saltwater from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants (the final rule is expected to be issued in March 2016). Additionally, in March 2015, the federal Bureau of Land Management published a final rule that establishes new or more stringent standards for hydraulic fracturing on federal and Indian lands, including public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. In addition to rulemakings, increased scrutiny of the oil and natural gas industry may occur as a result of the EPA’s FY2014-2016 National Enforcement Initiative, "Ensuring Energy Extraction Activities Comply with Environmental Laws," through which the EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment; starting October 1, 2016, this initiative will continue for three more fiscal years.

In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, including the disclosure of the chemicals used in the hydraulic fracturing process.

Certain states, including Texas, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. For example, since 2012, the RRC has required the disclosure of chemical ingredients and water volumes used in the hydraulic fracturing treatment of oil and gas wells. In addition, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Further, in October 2014, the RRC adopted disposal well rule amendments designed to address disposal well operations in areas of historical or future seismic activity. Texas is one of eight states identified in a 2015 U.S. Geological Survey report as having areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater in 2011 and issued a draft assessment for public comment and peer review in June 2015; the assessment is expected to be finalized in 2016. The draft assessment concluded that hydraulic fracturing has not led to widespread, systematic impacts on drinking water resources, but it does have the potential to impact drinking water resources; however, this conclusion has recently been criticized by the EPA’s Science Advisory Board.   Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

The EPA has determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various regulations regarding GHGs under existing provisions of the CAA.  For example, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations. Further, the EPA recently finalized a rule that requires reporting of GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The expansion of the EPA’s GHG reporting program could result in increased compliance costs. In addition, the EPA has adopted rules regulating the emissions of greenhouse gases from certain sources. The EPA also recently proposed new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45% from 2012 levels by 2025; the regulations are expected to be finalized in 2016.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs, with a reduction in the number of allowances over time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Approximately 23% of our core net leasehold acreage was undeveloped as of December 31, 2015, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

As of December 31, 2015, approximately 23% of our core net leasehold acreage was undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. In addition, substantially all of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.

Approximately 23% of our total estimated proved reserves at December 31, 2015 were proved undeveloped reserves.

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

We are exposed to credit risks of third parties participating in our wells and our customers.

Our principal exposures to credit risk are through joint interest receivables ($7.4 million at December 31, 2015) and the sale of our oil, natural gas and NGLs production ($27.5 million in receivables at December 31, 2015), which we market to energy marketing companies and refineries. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of our oil, natural gas and NGLs receivables with several significant customers.

These transactions expose us to credit risk in the event of default of our counterparty. We do not require most of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us.

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

We derive a significant portion of our revenues from a few customers. For the year ended December 31, 2015, three customers accounted for approximately 52% of our total revenues.  If these customers fail to timely pay for our production or they cease purchasing our production and we are unable to secure alternative purchasers for our production on a timely basis, our financial condition and results of operations would be materially adversely affected.

Full cost accounting rules have required us to record a non-cash asset write-down for the year ended December 31, 2015, and we may be required to record similar non-cash asset write-downs in the future.

We utilize the full cost method of accounting for natural gas and oil exploration and development activities. Under full cost accounting, we are required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of natural gas and oil properties that is equal to the expected after tax present value (discounted at 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges when hedge accounting is applied, calculated using the unweighted average of the first day of the month natural gas and oil prices for the prior twelve months. If the net book value of natural gas and oil properties (reduced by any related net deferred income tax liability and asset retirement obligation) exceeds the ceiling limitation, accounting rules require us to impair or “write down” the book value of our natural gas and oil properties. Once incurred, a write-down of natural gas and oil properties is not reversible at a later date.

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

As of December 31, 2015, the unweighted average of the first day of the month natural gas and oil prices for the prior twelve months was $50.28 per Bbl of oil and $2.58 per MMbtu for natural gas, which resulted in a non-cash impairment charge for oil and gas properties of $1.6 billion for the year ended December 31, 2015.

There is risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. Natural gas prices declined significantly in late 2014 and throughout 2015 to the lowest level in recent years and continue to trade near historic lows. If the average of the unweighted first day of the month natural gas or oil prices for the prior twelve month periods remains at current levels or decline, we could have a further reduction in our asset carrying value for oil and gas properties.

The adoption of financial reform legislation by Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The final rules will be phased in over time according to a specified schedule which is dependent on the finalization of certain other rules to be promulgated jointly by the CFTC and the SEC. The Dodd-Frank Act and any new regulations could increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. In the future, if we are unable to use derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas liquids and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas liquids and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is even lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Our business and financial results may be adversely affected if proposed tax reforms are enacted or similar initiatives are implemented as part of the U.S. government’s efforts to reduce budget deficits.

The Obama administration’s budget proposals for fiscal year 2016 contain numerous proposed tax changes, and from time to time, legislation has been introduced that would enact many of these proposed changes. The proposed budget and legislation would repeal many tax incentives and deductions that are currently available to U.S. oil and natural gas companies. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; repeal of the percentage depletion deduction for oil and natural gas properties; repeal of the domestic manufacturing tax deduction for oil and natural gas companies; and increase in the geological and geophysical amortization period for independent producers. Several bills have been introduced in Congress that would implement these proposals. It is unclear whether any of these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of legislation containing some or all of these provisions or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.Unresolved Staff Comments

There were no unresolved SEC staff comments at December 31, 2015.

Item 3.Legal Proceedings

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but our management team does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.

The Parish of Jefferson v. Destin Operating Company, Inc., et al.

On November 11, 2013, Jefferson Parish filed suit against the Company and fourteen (14) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay de Chene, Queen Bess Island, and Saturday Island oil and gas fields in Jefferson Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies located in the Jefferson Parish Coastal Zone. The Company tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC”), which TPIC rejected. The Company responded with a reservation of rights to indemnity from TPIC. The case was removed to federal court and is currently pending in the United States District Court for the Eastern District of Louisiana. The case was administratively closed pending the court’s decision regarding federal jurisdiction in other similar lawsuits. Those lawsuits were recently remanded to Louisiana state court. On March 12, 2015, the case was administratively reopened and the court directed the defendants to show cause as to how and why the jurisdictional issues in this case differ from those issues presented in the similar lawsuits. Defendants filed the requisite briefing and the matter is under advisement. Plaintiffs seek unspecified monetary damages and restoration of the Jefferson Parish Coastal Zone to its original condition. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Plaintiffs filed a motion to dismiss the Company from the litigation on July 21, 2015.

The Parish of Plaquemines v. ConocoPhillips Company, et al.

On November 8, 2013, Plaquemines Parish filed suit against the Company and seventeen (17) other defendants, alleging that certain of defendants’ oil and gas exploration, production, and transportation operations associated with the development of the Bay Batiste, Grand Ecaille, Lake Washington, Manila Village, Manila Village Southeast, Saturday Island, and Saturday Island Southeast oil and gas fields in Plaquemines Parish, Louisiana were conducted in violation of Louisiana’s State and Local Coastal Resources Management Act and its associated rules and regulations, and that these activities caused substantial damage to land and waterbodies in the Plaquemines Parish Coastal Zone. Forest tendered a claim for indemnity to Texas Petroleum Investment Company (“TPIC”), which TPIC rejected. The Company responded with a reservation of rights to indemnity from TPIC. The case was removed to the United States District Court for the Eastern District of Louisiana, but was remanded to Louisiana state court on March 10, 2015. The matter is now pending before the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. Plaintiffs seek unspecified monetary damages and restoration of the Plaquemines Parish Coastal Zone to its original condition. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Company was dismissed from the litigation on July 28, 2015.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to the Company in the proceeding styled Forest Oil Corp. et al. v. El Rucio Land & Cattle Co. et al. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest Oil in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on the Company, the trial court for the 55th Judicial District of Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  The Company filed a petition for review with the Texas Supreme Court on January 5, 2015, and on May 1, 2015, the Texas Supreme Court requested full briefing on the merits. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  On September 15, 2015, the

bankruptcy court granted an unopposed motion to lift the automatic stay thereby allowing the appeal currently pending in the Texas Supreme Court to move forward.  All briefing in the matter is now completed.

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

On November 11, 2014, the defendants reached an agreement in principle with plaintiffs in the New York action regarding a settlement of that action, and that agreement is reflected in a memorandum of understanding executed by the parties on that date. The settlement, if consummated, would also resolve the Colorado action. In connection with the settlement contemplated by the memorandum of understanding, Forest Oil agreed to make certain additional disclosures related to the proposed transaction with Sabine, which are contained in Forest Oil’s November 12, 2014 Form 8-K, and Sabine agreed that, within 120 days after the closing of the proposed combination transaction, Sabine Investor Holdings LLC will designate for a period of no less than three (3) years at least one additional independent director, as defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as a Sabine Nominee (as defined in Section 1.4 of the Amended and Restated Agreement and Plan of Merger). The total number of Sabine Nominees will remain unchanged, but at least one of the remaining two Sabine Nominees that had not yet been determined was required to be independent. In connection with the closing of the Combination, Thomas Chewning, an independent director as defined in Section 303A.02 of the New York Exchange Listed Company Manual, was appointed as a Sabine Nominee. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

On March 13, 2015, plaintiffs informed Sabine that they believed Sabine had materially violated the terms of the memorandum of understanding by (i) failing to replace or create a mechanism to replace an independent director who resigned from the board of directors in January of 2015, and (ii) making changes to the terms of the merger agreement that were not necessary or required to facilitate the consummation of the proposed transaction without first disclosing and permitting shareholders to vote on the changes. Sabine disagrees with plaintiffs’ position and believes it has fully complied with the memorandum of understanding. In an attempt to facilitate a resolution, however, Sabine offered to: (i) appoint an independent director if an additional director was added to the Board of Directors (bringing the total number of directors to eight) in the next twelve months, and (ii) remove or waive the “Reincorporation Penalty” provision.  Plaintiffs accepted the offer on April 22, 2015, contingent upon the Parties’ reaching agreement on a stipulation of settlement, which they are presently negotiating.

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

On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP”) initiated arbitration against the Company alleging that the Company breached various provisions, along with our duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP entered into in May 2013 and the Acid Gas Handling Agreement with HPIP entered into in May 2014 (collectively, the “HPIP Agreements”).  HPIP also sought to exercise a contractual provision requiring us to purchase the facilities governed by the HPIP Agreements in the event the related drilling program terminates.  On December 19, 2014, the Company filed its Answering Statement and Notice of Counterclaim, denying HPIP’s claims and asserting generally that HPIP breached various provisions of the agreements, resulting in damages to the Company.  The Company further alleged that its drilling program had not terminated.  On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, the arbitration is currently stayed.

Wilmington Savings Fund Society, FSB v. Forest Oil Corporation

On February 26, 2015, the Company was served with a complaint concerning the indenture governing its 2019 Notes. The complaint is pending in the Supreme Court of the State of New York and generally alleges that certain events of default occurred with respect to the 2019 Notes due to the business combination between Forest Oil Corporation and Sabine Oil & Gas LLC. The Company also received a notice of default and acceleration from the trustee with respect to the 2019 Notes containing similar allegations. If the Company is not successful in its defense of this complaint, the Company may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes. The Company filed its Answer to the complaint on April 17, 2015. The Company believes the allegations against it are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. However, the Company is unable to predict the outcome of such matter, and the proceedings may have a negative impact on the Company’s liquidity, financial condition and results of operations.

The Company is separately evaluating potential claims that it may assert against the trustee for the 2019 Notes for any and all losses the Company may suffer as a result of the complaint or notice. The Company can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. While the Company intends to vigorously defend the claims against it and believe they are without merit, an adverse ruling could cause the Company’s indebtedness to become immediately due and payable.

Additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which the Company is a party and with respect to the business combination.

On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

Patrick R. McDonald v. Sabine Oil & Gas Corporation

On March 30, 2015, Mr. Patrick R. McDonald filed a complaint against the Company in the District Court, City and County of Denver, State of Colorado, alleging that the Company breached its obligations under a severance agreement with Mr. McDonald, and violated the Colorado Wage Act by allegedly not paying Mr. McDonald certain accrued vacation. The complaint arises from the Company’s decision to defer the payment of severance and associated benefits to certain of its former executive officers. In the complaint, Mr. McDonald seeks relief in the form of monetary damages. Mr. McDonald served as an executive officer until December 2014, and continues to serve on the Company’s Board of Directors. On April 29, 2015, the Company removed the lawsuit from state court to the U.S. District Court for the District of Colorado, where it now pends. The Company filed an answer to Mr. McDonald’s complaint on May 6, 2015. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, the Company filed an adversary proceeding asserting, on its behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint states that immediately before the Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, both Forest Oil Corporation and Sabine Oil & Gas LLC were insolvent from a balance-sheet standpoint. The complaint likewise alleges that immediately after the Business Combination, the combined company was insolvent.  The complaint also alleges that Forest Oil Corporation and its creditors did not receive reasonably equivalent value in the Combination and financing transactions that occurred simultaneously on December 16, 2014.  Specifically, the complaint alleges that Forest Oil Corporation’s creditors did not receive reasonably equivalent value in exchange for pledging hundreds of millions of dollars of previously unencumbered oil and gas assets to secure the Term Loan Facility debt that was under-

secured, and that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, the Company is seeking to avoid and preserve, for the benefit of our unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that were pledged to secure the preexisting Sabine Oil & Gas LLC’s Term Loan Facility. In August 2015, the defendant filed a motion to dismiss, which is now fully briefed. The court heard first oral argument on October 15, 2015, but did not rule.

On December 30, 2015, the official committee for unsecured creditors (the “Creditors Committee”) and counsel for the Forest Notes Trustees filed motions to intervene in the adversary proceeding.  On January 5, 2016, the Creditors Committee also filed an objection to Wilmington Trust, N.A.’s motion to dismiss the complaint.  The court held a second hearing on the motion to dismiss on January 12, 2016, but has yet to rule.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common shares outstanding, our common stock, par value $0.10 per share (“Common Stock”). Our Common Stock is traded on the OTC Pink Marketplace under the symbol “SOGC.” On March 21, 2016, there were 211,693,364 shares of our Common Stock outstanding held by 695 holders of record. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

Under our Amended and Restated Certificate of Incorporation, we are authorized to issue up to 650,000,000 shares of our Common Stock, and up to 10,000,000 shares of our Preferred Stock. On March 21, 2016, there were 2,508,945 shares of our Series A preferred shares outstanding.

For periods prior to the Combination on December 16, 2014, when we were listed on the NYSE under the symbol “FST,” the table below reflects the high and low intraday sales prices per share of the Common Stock as reported by the NYSE. For periods following our delisting on the NYSE, we commenced trading on the OTCQB under the symbol “SOGC.” Beginning on December 17, 2014, the table below reflects the high and low intraday sales price per share of the Common Stock as reported by the OTCQB. As a result of the Bankruptcy Petitions, the Company’s common stock can no longer be traded on the OTCQB and is now trading on the OTC Pink Marketplace. Beginning on July 16, 2015, the table below reflects the high and low intraday sales price per share of the Common Stock as reported by the OTC Pink Marketplace. There were no cash dividends declared on the Common Stock in 2013, 2014 or 2015. On March 21, 2016, the closing price of our Common Stock was $0.01. Our Common Stock’s trading range during the periods indicated was as follows:

	Common Stock
	High	Low
2014
First Quarter	$3.73	$1.68
Second Quarter	2.59	1.75
Third Quarter	2.43	1.16
Fourth Quarter	1.31	0.16

2015
First Quarter	$0.33	$0.04
Second Quarter	0.11	0.06
Third Quarter	0.07	0.01
Fourth Quarter	0.03	0.00

Dividend Restrictions

Our ability to pay dividends and make certain payments was subject to the restrictions included in the covenants of our debt obligations.  However, with the filing of the Bankruptcy Petitions and until our emergence from bankruptcy, our ability to make such payments is limited and now subject to the approval of the Bankruptcy Court. On September 30, 2011, Forest distributed a special stock dividend in connection with the spin-off of Lone Pine Resources, Inc.; however, prior to the Combination, Forest had not paid cash dividends on its Common Stock during the previous five years. The future payment of cash dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. We do not currently intend to pay any cash dividends in the foreseeable future, and there is no assurance that we will pay any cash dividends. For further information regarding our equity securities and our ability to pay dividends on our Common Stock, please see “Note 8. Long-Term Debt” and “Note 9. Shareholders’ Equity” to our Consolidated Financial Statements included herein.

Unregistered Sales of Equity Securities

On December 16, 2014, in connection with the closing of the Combination, we issued an aggregate of 79,241,916 common shares and 2,508,945 Series A preferred shares (convertible into 250,894,494 common shares) to Sabine Investor Holdings and FR XI Onshore AIV, LLC, a Delaware limited liability company (“AIV Holdings”).  The issuance of the common shares and Series A preferred shares was made in reliance upon an exemption from registration provided by Section 4(a)-(2) of the Securities Act as a transaction not involving a public offering.  We did not make any sales of unregistered equity securities during the year ended December 31, 2015. As a result of the filing of the Bankruptcy Petitions, there is a high probability that the Series A preferred shares (and the common shares that the preferred can convert into) will receive no recovery and be cancelled.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during 2015.

Securities Authorized for Issuance under Equity Compensation Plans

In November 2014, we adopted the 2014 Long Term Incentive Plan (the “2014 LTIP”) under which nonstatutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to our employees, directors and consultants. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 20 million shares. The following table summarizes the restricted stock activity in the 2014 LTIP for the year ended December 31, 2015.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date	for Future Issuance
	Shares	Fair Value ($)	under 2014 LTIP
Unvested at December 31, 2014	13,923,230	$0.34	3,205,597
Awarded	719,132	0.24	(719,132)
Vested	(2,727,871)	0.34	—
Forfeited	(1,815,200)	0.34	1,815,200
Unvested at December 31, 2015	10,099,291	0.33	4,301,665

Incentive Units

The Incentive Units were issued pursuant to the Combination in exchange for Incentive Units that were outstanding prior to the Combination, and were amended in connection with the closing of the Combination. The Incentive Units that were outstanding prior to the Combination were not a substantive class of equity and participated only upon liquidation events meeting certain requisite financial thresholds which were not considered probable, and, as such, were considered to be liability-based awards with no fair value recognized as of December 31, 2013. As amended, the Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares).  As such, the Incentive Units as amended in connection with the Combination were considered to be equity-based awards with a grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite service period. The compensation expense recognized in the year ended December 31, 2015 was $0.4 million.  On December 16, 2014, in connection with the closing of the Combination, subject to the approval of the Sabine shareholders, the board of directors of Sabine voted to amend the 2014 LTIP to increase the total number of Common Shares reserved for issuance in connection with awards under the 2014 LTIP from 20 million to 40 million, effective as of the date of such shareholder approval.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from expectations include changes in oil and natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation and exploration of oil and natural gas properties onshore in the United States. Our properties are primarily focused in three core geographic areas:

•	East Texas targeting the Cotton Valley Sand, and Haynesville Shale formations;
•	South Texas, targeting the Eagle Ford Shale formation; and
•	North Texas, targeting the Granite Wash formation.

As of December 31, 2015, we held interests in approximately 272,100 gross (217,000 net) acres in East Texas, 82,900 gross (53,400 net) acres in South Texas and 33,900 gross (25,300 net) acres in North Texas. As of December 31, 2015, we were the operator on 90%, 99% and 99% of our net acreage positions in East Texas, South Texas and North Texas, respectively.

Our 2016 capital expenditures are forecasted to total approximately $18 million. As a result, we expect production growth from our 2016 capital program will not offset production declines, which will result in material decreases to our production and related cash flows. Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget based on liquidity, commodity prices and drilling results.

Our MD&A includes the following sections;

•	Chapter 11 Filings - a description of our recent events and our Chapter 11 filings
•	The Combination - a description of the 2014 combination with Forest Oil Corporation
•	Sources of Revenue
•	Principal Components of Cost Structure
•	Significant Transactions
•	Results of Operations - an analysis of our consolidated results of operations for the annual periods presented in our financial statements
•	Liquidity, Capital Resources and Financial Position - an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments

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

By certain “first day” motions filed in the Chapter 11 Cases, we obtained Bankruptcy Court approval to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay certain employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners.

For the duration of our Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process.  For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, and other third parties and our ability to retain employees, which in turn could adversely affect our operations and financial condition.  For a description of these and other risks, please see “Part I, Item 1A. Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Annual Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Our filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as “Liabilities Subject to Compromise” in the Consolidated Balance Sheet at December 31, 2015. This debt includes unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 8 within “Part II, Item 8. Financial Statements and Supplementary Data”.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Consolidated Balance Sheet as of December 31, 2015, and is used solely to pay for the operations of the prepetition collateral properties.

On October 21, 2015 the Debtors filed a motion to set a bar date to assist with the claims reconciliation process.  On January 26, 2016, the Debtors filed with the Bankruptcy Court a joint plan of reorganization (the “Plan of Reorganization”) for the resolution of the outstanding claims against and interests in the Debtors and a disclosure statement (the “Disclosure Statement”) related thereto. The Plan of Reorganization, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments. The Disclosure Statement has not yet been approved by the Bankruptcy Court. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on February 10, 2016 and April 11, 2016, respectively. Accordingly, the Debtors have filed a motion to further extend their exclusive right to file and solicit acceptance of the Plan of Reorganization, or any other plan, through June 9, 2016 and August 9, 2016, respectively.  A hearing on that motion will be held before the US Bankruptcy Court on April 7, 2016 and April 11, 2016. There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan or reorganization or another alternative restructuring transactions, including a sale of all or substantially all of our assets, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

The Combination

On December 16, 2014, the Legacy Sabine Investors contributed the equity interests in Sabine O&G to Sabine Oil & Gas Corporation, which was then known as Forest Oil Corporation. In exchange for this contribution, the Legacy Sabine Investors received shares of Sabine common stock and Sabine Series A preferred stock, collectively representing approximately a 73.5% economic interest in Sabine and 40% of the total voting power in Sabine. Immediately following the contribution, Sabine O&G and related holding companies merged into Forest, with Forest surviving the mergers. Holders of Sabine common stock immediately prior to the closing of the Combination continued to hold their Sabine common stock following the closing, which immediately following the closing represented approximately a 26.5% economic interest in Sabine and 60% of the total voting power in Sabine. On December 19, 2014, Forest Oil Corporation changed its name to Sabine Oil & Gas Corporation. In connection with the completion of the Combination, the executive management team of Sabine O&G was appointed as the executive management team of Sabine, and the members of the former executive management team of Forest resigned or were removed from their positions.

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

Prior to the Combination, Sabine O&G was a privately-held company and Forest’s common stock was listed on the NYSE. Currently, the Company’s common stock trades on the OTC Pink Marketplace under the ticker symbol “SOGC”.

Source of Revenues

We derive substantially all of our revenue from the sale of oil, NGLs and natural gas that are produced from our interests in properties located onshore in the United States. Oil and natural gas prices are inherently volatile and are influenced by many factors outside of our control. Oil and natural gas prices decreased significantly in the second half of 2014 and have remained low through the first quarter of 2016. If commodity prices remain at current levels, we expect significantly lower revenues and operating cash flows compared to historical results.

In the past we have used derivative instruments to hedge future sales prices on a significant portion of oil and natural gas production, to achieve more predictable cash flows and to reduce exposure to downward price fluctuations. However, as a result of certain events of default under our derivative contracts, all our derivative instruments have been terminated and we no longer have any derivative contracts in place. See “Commodity Hedging Activities” below for more information regarding our economic hedge positions.

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

As a full cost method of accounting company, we capitalize general and administrative expenses that are directly attributable to our oil and natural gas activities. We capitalized $9.2 million, $10.1 million and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•

Depletion, depreciation and amortization (“DD&A”). This includes the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with acquisition, exploration, development and related efforts and deplete these costs using the units-of-production method.

•

Impairments. We evaluate the impairment of proved oil and natural gas properties on a full cost basis. Property impairment charges result from application of the ceiling test under the full cost accounting rules, which we are required to calculate on a quarterly basis. The ceiling test requires that a non-cash impairment charge be taken to reduce the carrying value of oil and natural gas properties if the carrying value exceeds a defined cost-center ceiling. Because current commodity prices, and related calculations of the discounted present value of reserves, are significant factors in the full cost ceiling test, impairment charges may result from declines in oil, NGLs and natural gas prices. For the years ended December 31, 2015, 2014 and 2013, we recorded $1.6 billion, $247.7 million and no impairment, respectively, of non-cash impairment charges as a result of the full cost ceiling limitation.

We could have a future reduction in asset carrying value for oil and natural gas properties if the average of the unweighted first day of the month oil and natural gas prices for the prior twelve month period declines. For example, as of December 31, 2015, the unweighted average of the historical first day of the month pricing for oil and natural gas were $50.28 per Bbl and $2.58 per MMbtu, respectively, compared to $46.26 per Bbl and $2.39 per MMbtu for oil and natural gas, respectively, in March 2016. Holding all other factors constant, if commodity prices used in our year-end reserve estimates were decreased by $4.02 per Bbl for crude oil and $0.19 per Mcf for natural gas, thereby approximating the pricing environment existing in March 2016, our estimated discounted future cash flows from proved reserves at December 31, 2015 would decrease by approximately $69 million, or 14%.    We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. In addition, we analyze our unevaluated leasehold and transfer to evaluated properties leasehold that can be associated with proved reserves, leasehold that expired in the quarter or leasehold that is not a part of our development strategy and will be abandoned. As of December 31, 2015 the Company has no unevaluated properties excluded from the full cost pool.

We evaluate gas gathering and processing equipment for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the years ended December 31, 2015, 2014 and 2013, we recorded no impairment, $1.7 million and no impairment, respectively, based on expected present value and estimated future cash flows using current volume throughput and pricing assumptions. Additionally, for the years ended December 31, 2015, 2014 and 2013, we recorded impairment charges for other assets of $1.1 million, $0.2 million and $1.1 million, respectively.

Goodwill is tested for impairment on an annual basis as of October 1 of each year and more frequently if changes in circumstances warrant. Due to a drop in commodity prices and the $247.7 million ceiling impairment in 2014, a December 31, 2014 impairment test was also performed and resulted in the impairment of our $173.5 million of goodwill for the year ended December 31, 2014. No goodwill remains as of December 31, 2015 and 2014.

•	Other operating expenses. Other operating expenses consist primarily of transaction costs related to the Combination.
•

Interest. During the periods presented, we have historically financed a portion of our working capital requirements and acquisitions with borrowings under the Former Revolving Credit Facility, the New Revolving Credit Facility and the Term Loan Facility. As a result, we incurred interest expense that was affected by the level of drilling, completion and acquisition activities, as well as fluctuations in interest rates and our financing decisions. We also incurred interest expense on our 2017 Notes, and, for the period following the completion of the Combination on December 16, 2014, the 2019 Notes and 2020 Notes. As of March 21, 2016, the total outstanding principal amount of our long-term indebtedness was $2.752 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, which will continue to expose us to interest rates. As of March 21, 2016, no extensions of credit are available under the New Revolving Credit Facility. To date, we have not entered into any interest rate hedging arrangements to mitigate the effects of interest rate changes. Additionally, we capitalized $3.3 million, $6.5 million and $13.0 million of interest expense for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Reorganization Expense. The Company uses this category to reflect the net revenues, expenses, gains and losses that are the result of the reorganization and restructuring of the business.

Professional fees included in Reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes and are included in Reorganization items, net as we believe these debt instruments may be impacted by the bankruptcy reorganization process. Terminated contracts are primarily related to the Company’s rig and servicing contracts rejected on August 10, 2015 by the Court, effective July 15, 2015. For additional information, please see Note 14 to our financial statements included herein. The terminated contracts represent the estimated claims related to rejection of approved contracts that were not previously included in the balance sheet as the liability was contingent or an executory contract previously reported as commitments and contingencies. Expenses for terminated contracts were based on pre-petition general unsecured claims for damages caused by the Company’s breach of contract.

During the pendency of the bankruptcy proceedings, the Company will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

•

Income Tax Expense. Prior to the Combination, we were a limited liability company treated as a partnership for federal and state income tax liabilities and/or benefits of Sabine O&G being passed through to its member. Accordingly, no provision for federal or state income taxes was recorded for the year ended December 31, 2013 prior to the Combination as our equity holders were responsible for income tax on our profits. In connection with the completion of the Combination, we merged into a corporation and became subject to federal and state income taxes. Our book and tax basis in assets and liabilities differed at the time of our change in tax status due primarily to different cost recovery periods utilized for book and tax purposes for our oil and natural gas properties.

For the year December 31, 2014, we recorded total income tax expense of $35 million. The significant differences between our blended federal and state statutory income tax rate of 36% were primarily due to earnings prior to the corporate merger that are not subject to corporate income tax, recording the initial book and tax basis differences associated with the change in tax status, and impairment of non-deductible goodwill and changes in the valuation allowance. For the year December 31, 2015, we recorded total income tax expense of $3.1 million attributable to an increase in the valuation allowance which offsets the additional deferred tax assets recorded through purchase accounting for Forest. The significant differences between our blended and state statutory income tax rate of 35.5% were primarily due to the change in the Company’s full valuation allowance recorded against the net deferred tax asset balance, changes in estimate for the 2014 period and state income taxes.

Significant Transactions

Other than the Combination, which is described under “The Combination” above, the following table presents a summary of our significant property acquisitions from 2013 through 2015:

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

In 2015 we sold our working interest in various oil and gas properties in our non-core areas at auction for approximately $6.4 million. In December 2013, we sold our working interest in approximately 27,000 net acres in the Texas Panhandle and surrounding Oklahoma areas (including the Cleveland Sands assets acquired in 2012) for an adjusted purchase price of approximately $169 million.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth selected operating data for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	For the Year Ended		Amount of
	December 31,		Increase	Percent
	2015	2014	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$334,984	$462,363	$(127,379)	(28)%
Other	2,227	2,360	(133)	(6)%
Total revenues	337,211	464,723	(127,512)	(27)%

Operating expenses
Lease operating	88,855	51,262	37,593	73%
Marketing, gathering, transportation and other	33,901	23,621	10,280	44%
Production and ad valorem taxes	17,592	18,161	(569)	(3)%
General and administrative	42,687	30,373	12,314	41%
Depletion, depreciation and amortization	182,417	189,516	(7,099)	(4)%
Accretion	1,930	958	972	101%
Impairments	1,576,728	423,092	1,153,636	*
Other operating expenses	24,431	25,583	(1,152)	*
Total operating expenses	1,968,541	762,566	1,205,975	158%

Other income (expenses)
Interest, net of capitalized interest (2)	(180,285)	(115,559)	64,726	56%
Gain on derivative instruments	33,897	121,669	87,772	*
Total other income (expenses)	(146,388)	6,110	152,498	*
Reorganization items, net	(458,838)	—	(458,838)	*
Net loss before income taxes	(2,236,556)	(291,733)	(1,944,823)	*
Income tax expense	(3,087)	(34,987)	31,900	*
Net loss	$(2,239,643)	$(326,720)	$(1,912,923)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	180,285	115,559
Depletion, depreciation and amortization	182,417	189,516
Impairments	1,576,728	423,092
Other	19,609	25,929
Accretion	1,930	958
Loss (gain) on derivative instruments	62,790	(120,848)
Option premium amortization	(4,645)	(11,593)
Reorganization items, net	458,838	—
Income tax expense	3,087	34,987
Adjusted EBITDA (1)	$241,396	$330,880

*     Not meaningful or applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”
(2)

Interest at contractual interest rates would have been $193.5 million for 2015. As of the petition date, interest is no longer being accrued on the Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes.

	For the Year Ended		Amount of
	December 31,		Increase	Percent
	2015	2014	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$120,996	$181,313	$(60,317)	(33)%
NGL	41,610	62,420	(20,810)	(33)%
Natural gas	172,378	218,630	(46,253)	(21)%
Total	$334,984	$462,363	$(127,380)	(28)%

Production data:
Oil (MBbl)	2,786.40	2,169.52	616.88	28%
NGL (MBbl)	3,168.98	2,120.56	1,048.42	49%
Natural gas (Bcf)	66.22	49.22	17.00	35%
Combined (Bcfe) (1)	101.95	74.96	26.99	36%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$43.42	$83.57	$(40.15)	(48)%
NGL (per Bbl)	$13.13	$29.44	$(16.31)	(55)%
Natural gas (per Mcf)	$2.60	$4.44	$(1.84)	(41)%
Combined (per Mcfe) (1)	$3.29	$6.17	$(2.88)	(47)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$60.83	$81.79	$(20.97)	(26)%
NGL (per Bbl)	$13.13	$29.44	$(16.31)	(55)%
Natural gas (per Mcf)	$3.26	$4.30	$(1.04)	(24)%
Combined (per Mcfe)(1)	$4.19	$6.02	$(1.84)	(30)%

Average costs (per Mcfe) (1):
Lease operating	$0.87	$0.68	$0.19	28%
Marketing, gathering, transportation and other	$0.33	$0.32	$0.01	3%
Production and ad valorem taxes	$0.17	$0.24	$(0.07)	(29)%
General and administrative	$0.42	$0.41	$0.01	2%
Depletion, depreciation and amortization	$1.79	$2.53	$(0.74)	(29)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $462.4 million in 2014 to $335.0 million in 2015, a decrease of 28%. This decrease of $127.4 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $60.3 million, $20.8 million and $46.3 million, respectively, due to a decrease in prices of $40.15/Bbl, $16.31/Bbl and $1.84/Mcf, respectively. These decreases were partially offset by a 36% increase in production, primarily due to the Combination and our East Texas development activities.

The following table sets forth additional information concerning our production volumes for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	For the Year Ended
	December 31,		Percent
	2015	2014	Change
	(in Bcfe)
South Texas	19.96	22.65	(12)%
East Texas	72.76	44.39	64%
North Texas	9.23	7.92	16%
Total	101.95	74.96	36%

Lease operating.    Lease operating expenses increased from $51.3 million in 2014 to $88.9 million in 2015, an increase of 73%. The increase in lease operating expense of $37.6 million is primarily due to an increase in producing properties as a result of the Combination. Lease operating expenses increased from $0.68 per Mcfe in 2014 to $0.87 per Mcfe in 2015. The increase of $0.19 per Mcfe in the year ended December 31, 2015 versus the year ended December 31, 2014 is primarily due to higher cost legacy Forest production. The following table displays the lease operating expense by area for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		December 31,
	2015	Per Mcfe	2014	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$18,737	$0.94	$8,185	$0.36
East Texas	66,961	0.92	40,089	0.94
North Texas	3,157	0.34	3,008	0.38
Other	—	—	(20)	—
Total	$88,855	$0.87	$51,262	$0.68

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses increased from $23.6 million in 2014 to $33.9 million in 2015, an increase of 44%. Marketing, gathering, transportation and other expenses increased on a per unit basis from $0.32 per Mcfe in 2014 to $0.33 per Mcfe in 2015. The increase of $10.3 million in the year ended December 31, 2015 versus the year ended December 31, 2014 is primarily due to increased processing of gas volumes associated with our development activities throughout 2014 and 2015, coupled with increasing oil volumes associated with development activities and the Combination.

Production and ad valorem taxes. Production and ad valorem taxes decreased from $18.2 million in 2014 to $17.6 million in 2015, a decrease of 3%. Production and ad valorem taxes decreased on a per unit basis from $0.24 per Mcfe in 2014 to $0.17 per Mcfe in 2015. The decrease of $0.07 per Mcfe in the year ended December 31, 2015 versus the year ended December 31, 2014 is primarily due to lower pricing of 48% per Bbl for oil and 41% per Mcf for natural gas, coupled with processing high cost gas exemptions in 2015, partially offset by increased production associated with the Combination. We expect to experience continued variability in our production taxes as a result of timing of approval for high cost gas tax exemptions. Production and ad valorem taxes as a percentage of oil and natural gas revenues were 5% and 4% for 2015 and 2014, respectively.

General and administrative.    General and administrative expenses increased from $30.4 million in 2014 to $42.7 million in 2015, an increase of $12.3 million, or 41%, primarily as a result of higher overhead associated with the Combination. General and administrative expenses increased on a per unit basis from $0.41 per Mcfe in 2014 to $0.42 per Mcfe in 2015.

Depletion, depreciation and amortization.   DD&A decreased from $189.5 million in 2014 to $182.4 million in 2015, a decrease of $7.1 million. DD&A decreased from $2.53 per Mcfe in 2014 to $1.79 per Mcfe in 2015, or a decrease of 4%. The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior 12 month pricing and lower PV-10 estimates compared to net book value, coupled with increased total reserves from the Combination.

Impairments. In 2015, as a result of a decrease in commodity pricing, there were non-cash impairment charges related to oil and natural gas properties of $1.6 billion and impairment charges for other assets of $1.1 million. In 2014, there were non-cash impairment charges related to oil and gas properties of $247.7 million, impairment charges for gas gathering and processing equipment of $1.7 million and impairment charges for other assets of $0.2 million. Additionally, due to a drop in commodity prices and the $247.7 million ceiling impairment in 2014 the Company tested goodwill for impairment. At December 31, 2014 goodwill impairment test resulted in the impairment of our $173.5 million of goodwill for the year ended December 31, 2014.

Other operating expenses. Other operating expenses in 2015 consist primarily of $19.8 million of transaction costs related to the Combination and $2.9 million of charges related to marketing contract volume commitments. Other operating expenses in 2014 consist primarily of $25.5 million of transaction costs related to the Combination and $2.0 million for the write-off of previously deferred public offering costs related to offerings which were aborted prior to our decision to commence the Combination, partially offset by the gain on a sale of other assets of $1.5 million.

Interest expense. Interest expense increased from $115.6 million in the year ended December 31, 2014 to $180.3 million in the year ended December 31, 2015, an increase of $64.7 million, or 56%, primarily as a result of increased borrowings on the New Revolving Credit Facility, the assumption of the 2019 Notes and 2020 Notes in connection with the consummation of the Combination on December 16, 2014 and increased amortization of associated debt discounts. No interest expense has been recognized subsequent to the petition date on the Term Loan, 2017 Notes, 2019 Notes or the 2020 Notes.

Gain on derivative instruments.  Gains from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the years ended December 31, 2015 and 2014, we recognized net gains on derivative instruments of $33.9 million and $121.7 million, respectively. The Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s existing derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. Additionally, certain of the Company’s derivative positions were terminated prior to July 15, 2015 as a result of defaults under Sabine’s derivative agreements that occurred prior to the filing of the Bankruptcy Petition.

Reorganization Items, net. Professional fees included in Reorganization Items, net represent professional fees incurred for post-petition expenses which would not have otherwise been incurred by the Company and are presented as reorganization items. Terminated contracts represent the estimated claims related primarily to rig and servicing contracts, certain office leases and other executory contracts, and were not previously included in the Consolidated Balance Sheets as the liability was contingent in nature or other executory contracts included in commitments and contingencies.

For the Year Ended
December 31, 2015
(in thousands)
Professional fees	$46,117
Deferred financing costs & unamortized discounts	378,705
Terminated contracts	33,197
Interest	(157)
Other	976
Total Reorganization items, net	$458,838

Income Tax Expense. Prior to the Combination, no provision for federal or state income taxes was recorded, as we were a limited liability company and not subject to federal or state income tax. In connection with the completion of the Combination, we merged into a corporation and became subject to federal and state income taxes. For December 31, 2014, we recorded an estimated net deferred tax expense of $35.0 million to recognize a deferred tax liability for the initial book and tax basis difference associated with the change in tax status, impairment of a non-deductible goodwill and changes in the valuation allowance associated with the Combination. We recorded an additional deferred tax expense of $3.1 million in December 2015 for adjustments related to the net deferred tax expense estimate recorded in December 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth selected operating data for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	For the Year Ended		Amount of
	December 31,		Increase	Percent
	2014	2013	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$462,363	$354,223	$108,140	31%
Other	2,360	755	1,605	213%
Total revenues	464,723	354,978	109,745	31%

Operating expenses
Lease operating	51,262	44,620	6,642	15%
Marketing, gathering, transportation and other	23,621	17,567	6,054	34%
Production and ad valorem taxes	18,161	17,824	337	2%
General and administrative	30,373	27,469	2,904	11%
Depletion, depreciation and amortization	189,516	137,068	52,448	38%
Accretion	958	952	6	1%
Impairments	423,092	1,125	421,967	*
Other operating expenses (income)	25,583	(858)	26,441	*
Total operating expenses	762,566	245,767	516,799	210%

Other income (expenses)
Interest, net of capitalized interest	(115,586)	(99,471)	16,115	16%
Gain on derivative instruments	121,669	814	(120,855)	*
Other income	27	23	(4)	*
Total other income (expenses)	6,110	(98,634)	(104,744)	*
Net income (loss), including noncontrolling interests	(291,733)	10,577	(302,310)	*
Income tax expense	(34,987)	—	(34,987)	*
Net income (loss) applicable to controlling interests	$(326,720)	$10,577	$(337,297)	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	115,586	99,471
Depletion, depreciation and amortization	189,516	137,068
Impairments	423,092	1,125
Other	25,974	1,739
Amortization of deferred rent	(72)	(249)
Accretion	958	952
Loss (gain) on derivative instruments	(120,848)	46,545
Option premium amortization	(11,593)	(1,171)
Income tax expense	34,987	—
Adjusted EBITDA (1)	$330,880	$296,057

*     Not meaningful or applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

	For the Year Ended		Amount of
	December 31,		Increase	Percent
	2014	2013	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$181,313	$132,513	$48,800	37%
NGL	62,420	59,772	2,648	4%
Natural gas	218,630	161,938	56,692	35%
Total	$462,363	$354,223	$108,140	31%

Production data:
Oil (MBbl)	2,169.52	1,403.62	765.90	55%
NGL (MBbl)	2,120.56	1,842.47	278.09	15%
Natural gas (Bcf)	49.22	44.29	4.93	11%
Combined (Bcfe) (1)	74.96	63.77	11.19	18%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$83.57	$94.41	$(10.84)	(11)%
NGL (Bbl)	$29.44	$32.44	$(3.00)	(9)%
Natural gas (per Mcf)	$4.44	$3.66	$0.78	21%
Combined (per Mcfe) (1)	$6.17	$5.55	$0.62	11%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$81.79	$90.49	$(8.70)	(10)%
NGL (Bbl)	$29.44	$32.44	$(3.00)	(9)%
Natural gas (per Mcf)	$4.30	$4.82	$(0.52)	(11)%
Combined (per Mcfe) (1)	$6.02	$6.28	$(0.26)	(4)%

Average costs (per Mcfe) (1):
Lease operating	$0.68	$0.70	$(0.02)	(3)%
Marketing, gathering, transportation and other	$0.32	$0.28	$0.04	14%
Production and ad valorem taxes	$0.24	$0.28	$(0.04)	(14)%
General and administrative	$0.41	$0.43	$(0.02)	(5)%
Depletion, depreciation and amortization	$2.53	$2.15	$0.38	18%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
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

Lease operating expenses.    Lease operating expenses increased from $44.6 million in 2013 to $51.3 million in 2014, an increase of 15%. The increase in lease operating expense of $6.6 million is primarily due to an increase in producing properties as a result of development activities in South Texas partially offset by the December 2013 sale of our interests in certain oil and natural gas properties in the Texas Panhandle and surrounding Oklahoma area. Lease operating expenses decreased from $0.70 per Mcfe in 2013 to $0.68 per Mcfe in 2014. The decrease of $0.02 per Mcfe in the year ended December 31, 2014 versus the year ended December 31, 2013 is primarily due to the December 2013 sale of our interests in certain oil and natural gas properties in the Texas Panhandle and surrounding Oklahoma area with offsetting increases in South Texas and East Texas as a result of increasing development activities. The following table displays the lease operating expense by area for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,		December 31,
	2014	Per Mcfe	2013	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$8,185	$0.36	$2,266	$0.23
East Texas	40,089	0.94	36,183	0.86
North Texas	3,008	0.38	6,162	0.52
Other	(20)	—	9	—
Total	$51,262	$0.68	$44,620	$0.70

Marketing, gathering, transportation and other.  Marketing, gathering, transportation and other expenses increased from $17.6 million in 2013 to $23.6 million in 2014 an increase of 34%. Marketing, gathering, transportation and other expense increased on a per unit basis from $0.28 per Mcfe in 2013 to $0.32 per Mcfe in 2014. The increase of $0.04 per Mcfe in the year ended December 31, 2014 versus the year ended December 31, 2013 is primarily due to increased processing of gas volumes associated with our South Texas development activities as well as gas volumes associated with our Haynesville development activities in East Texas, which were subject to higher fees due to lack of pipeline infrastructure, partially offset by decreases in the average rate per Mcfe due to the December 2013 sale of our interests in certain oil and gas properties in the Texas Panhandle and surrounding Oklahoma area coupled with increasing oil volumes associated with development activities in that area.

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

General and administrative expenses.    General and administrative expenses increased from $27.5 million in 2013 to $30.4 million in 2014, an increase of $2.9 million, or 11%, as a result of higher overhead associated with our growing business. General and administrative expenses decreased on a per unit basis from $0.43 per Mcfe in 2013 to $0.41 per Mcfe in 2014 production without a proportionate increase in general and administrative expenses.

Depletion, depreciation and amortization (DD&A).   DD&A increased from $137.1 million in 2013 to $189.5 million in 2014, an increase of $52.4 million. Depletion, depreciation, and amortization increased from $2.15 per Mcfe in 2013 to $2.53 per Mcfe in 2014, or an increase of 18%. The increase in the DD&A rate per Mcfe is driven by reductions to proved reserves due to the sale of certain oil and natural gas properties in North Texas during the fourth quarter of 2013 as well as an increase in the amortization base as a result of development activities without a proportionate increase in reserve volumes.

Impairments.    In 2014, there were non-cash impairment charges related to oil and natural gas properties of $247.7 million, impairment charges for gas gathering and processing equipment of $1.7 million and impairment charges for other assets of $0.2 million. Additionally, due to a drop in commodity prices and the $247.7 million ceiling impairment, a December 31, 2014 goodwill impairment test resulted in the impairment of our $173.5 million of goodwill for the year ended December 31, 2014. In 2013, there were impairment charges for other assets of $1.1 million. There were no impairments related to oil and natural gas properties recognized in 2013 as a result of favorable unweighted average of the historical first day of the month pricing for the year ended December 31, 2013 of $3.67 per MMbtu as compared to $2.76 per MMbtu for the year ended December 31, 2013 as well as favorable performance from our 2013 development activities.

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

Interest expense.    Interest expense increased from $99.5 million in the year ended December 31, 2013 to $115.6 million in the year ended December 31, 2014, an increase of $16.1 million, or 16%, primarily as a result of increased borrowings on the New Revolving Credit Facility and $5.8 million of interest expense on the 2019 Notes and 2020 Notes. Additionally, capitalized interest has decreased due to reclassification of unproved oil and natural gas properties in 2014 into the full cost pool as a result of development activities or impairments due to lease expirations and abandonments. We capitalized $6.5 million and $13.0 million of interest expense for the years ended December 31, 2014 and 2013, respectively.

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

Capital Resources and Liquidity

Our primary sources of liquidity have historically been equity contributions, borrowings under the New Revolving Credit Facility, net cash provided by operating activities, net proceeds from the issuance of the 2017 Notes and proceeds from the Term Loan Facility. Our primary use of capital has been the acquisition and development of oil and natural gas properties. Since the Chapter 11 filings, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases.

Subsequent to December 31, 2015 we have not entered into additional derivative contracts. Additionally, the filing of our Bankruptcy Petition in July 2015 represented an event of default under our derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. Certain of the Company’s derivative positions were terminated prior to July 15, 2015 as a result of defaults under Sabine’s derivative agreements that occurred prior to the filing of the Bankruptcy Petition. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce the amount of borrowing outstanding under our New Revolving Credit Facility. Other terminations resulted in approximately $70.8 million of direct offsets against the New Revolving Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015.

Although we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or another alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. The Company has temporarily deferred additional development activities. If we (i) continue to limit, defer or eliminate future capital expenditure plans, (ii) are unsuccessful in developing reserves and adding production through our capital program or (iii) implement cost-cutting efforts that are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

In connection with funding our liquidity and the Combination, we have incurred substantial additional debt. As of December 31, 2015, the total outstanding principal amount of our long-term indebtedness was $2.752 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and, as of December 31, 2015, no extensions of credit are available under the New Revolving Credit Facility. In addition, our filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under these debt instruments. For a description of our outstanding debt instruments, please see “—Net Cash Provided by Financing Activities.” The stay under the Bankruptcy Code does not apply to letters of credit and third parties may continue do draw on their letters of credit.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness throughout 2015. The decrease in the market price for our production directly reduces our operating cash flow.  While we historically used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas, none of our production is hedged and we may be unable to effectively hedge our production for future periods.  In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity.

On February 25, 2015, we borrowed $356 million under our New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which required repayment in six monthly installments in an amount of $41.54 million, beginning May 27, 2015. None of such payments has been made or will be made and pursuant to the automatic stay under the Bankruptcy Code, the creditors under the New Revolving Credit Facility are currently stayed from taking any action against us as a result of these non-payments. Our cash balance at March 21, 2016 was approximately $173.0 million.

Ability to Continue as a Going Concern

Our filing of the Bankruptcy Petitions described above accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as “Liabilities Subject to Compromise” in the Consolidated Balance Sheet at December 31, 2015. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and would be material.  For additional description of the defaults present under our debt obligations, please see Note 8 within “Part II, Item 8. Financial Statements and Supplementary Data.”

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

For the year ended December 31, 2015, we had an increase in working capital of $2.2 billion. The increase in working capital is primarily due to the reclassification of our debt from “Current maturities of long-term debt” to “Liabilities Subject to Compromise” in the Consolidated Balance Sheets at December 31, 2015. In addition, fluctuations are due to the timing and amount of the receivable collections, development activities, payments made by us to vendors, and the timing and amount of advances from our joint operations. For more information on the classification of debt, please see Note 8 within “Part II, Item 8. Financial Statements and Supplementary Data.”

Cash Flow Provided by Operating Activities

Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of oil, NGLs and natural gas, as well as commodity prices, net of effects of derivative contract settlements and changes in working capital. Net cash provided by operating activities was $134.4 million, $209.2 million and $217.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash flow from operations for the year ended December 31, 2015 as compared to 2014 was primarily the result of decrease in prices, higher interest payments and costs incurred for the Combination and costs incurred in the Chapter 11 Cases. A substantial portion of 2015 cash flow (approximately $76 million) was also derived from changes in working capital during the year. The decrease in cash flow from operations for the year ended December 31, 2014 compared to 2013 was primarily the result of the excess in cash outflows for settlements of derivatives, higher interest payments, costs incurred for the Combination and the December 2013 sale of our interests in certain oil and natural gas properties in the Texas Panhandle and surrounding Oklahoma, offset by greater cash proceeds due to 18% higher volumes and 11% higher realized prices.

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

Cash Flow Used in Investing Activities

During the years ended December 31, 2015, 2014 and 2013, cash flows used in investing activities were $329.4 million, $438.6 million and $193.8 million, respectively, primarily related to capital expenditures for drilling, development and acquisition costs. The decrease in cash flows used in investing activities during the year ended December 31, 2015 compared to 2014 was primarily the result of reduced development activities. The increase in cash flows used in investing activities during the year ended December 31, 2014 compared to 2013 was primarily the result of increased capital expenditures incurred in the 2014 drilling program over 2013, partially offset by cash received in the Combination with Forest. Further, in 2013 we collected $171.8 million in cash proceeds from the sale of assets, versus $17.3 million collected in 2014.

Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table:

	For the Year Ended
	December 31,
	2015	2014	2013
	(in millions)
South Texas	$21	$337	$272
East Texas	171	120	55
North Texas	16	144	104
Total capital expenditures for drilling, development and acquisitions	$208	$601	$431

Our planned 2016 capital expenditures budget is expected to total approximately $18 million. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. The temporary reduction in our capital program could result in a decline in our oil and natural gas reserves and production and cash flows and limit our ability to obtain needed capital or financing. Refer to the “Capital Resources and Liquidity” section above for a discussion of our liquidity and planned actions.

Cash Flow Provided by (Used in) Financing Activities

Net cash provided by financing activities of $400.4 million during the year ended December 31, 2015 was primarily the result of net borrowings under the New Revolving Credit Facility of $401.7 million offset by debt issuance costs of $1.1 million. Net cash provided by financing activities of $220.8 million during the year ended December 31, 2014 was primarily the result of net borrowings under the New Revolving Credit Facility of $240.0 million offset by debt issuance costs of $19.2 million. Net cash used in financing activities of $17.8 million during the year ended December 31, 2013 was primarily the result of net repayments under the Former Revolving Credit Facility of $155.0 million and debt issuance costs of $6.3 million offset by borrowings under the Term Loan Facility of $153.5 million.

New Revolving Credit Facility. On December 16, 2014, we amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, maturing on April 7, 2016, by and among us, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto with the New Revolving Credit Facility. The New Revolving Credit Facility provided for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility included a sub-limit permitting up to $100 million of letters of credit. The borrowing base for the New Revolving Credit Facility was subsequently reduced to $750 million on April 27, 2015.

On May 4, 2015, we entered into a Forbearance Agreement and First Amendment (the “NRCF Forbearance Agreement”) to the New Revolving Credit Facility to address certain events of default that were present.  Pursuant to the NRCF Forbearance Agreement, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the NRCF Forbearance Agreement or the New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial NRCF Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in our 2014 audited financial statements, (ii) the failure of us to make the April 2015 interest payment due under the Term Loan Facility, and (iii) any failure of us to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility. In exchange for the lenders agreeing to forbear, we agreed during the Initial NRCF Forbearance Period to, among other things, tighten certain covenants under the New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties.

On June 30, 2015, we entered into an Amendment (the “NRCF Forbearance Amendment”) to the NRCF Forbearance Agreement.  Pursuant to the NRCF Forbearance Amendment, the lenders agreed to extend the forbearance agreement to continue forbear from exercising remedies until the earlier of (i) certain events of default under the NRCF Forbearance Agreement or the New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) July 15, 2015 (the “Second Forbearance Period”), with respect to our then currently existing events of default under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, we agreed during the Second Forbearance Period to (i) further limit our ability to sell assets, (ii) undertake efforts to appoint a chief restructuring officer, (iii) implement procedures to segregate the proceeds of collateral under the New Revolving Credit Facility and (iv) pay a forbearance fee equal to $500,000.

Our filing of the Bankruptcy Petitions described under “—Chapter 11 Filings” above constitutes an event of default, not subject to the NRCF Forbearance Agreement, that accelerated our obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in our 2014 audited financial statements and other matters.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Consolidated Balance Sheet as of December 31, 2015, and it is used solely to pay for the operations of the prepetition collateral properties.

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

Beginning May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the Loans under the New Revolving Credit Facility will bear interest at the Revolving Base Rate (as defined in the New Revolving Credit Facility.

As of December 31, 2015 and 2014, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled $902 million and $545 million, respectively, and there were zero and $29 million of outstanding letters of credit, respectively. Additionally, borrowings under the New Revolving Credit Facility had a weighted average interest rate of 4.0% and 2.4%, respectively for the twelve month periods ended December 31, 2015 and 2014.

At December 31, 2014 the New Revolving Credit Facility was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value. As of December 31, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

The unused portion of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50% per annum depending on the Company’s most recent bowing base utilization.

The New Revolving Credit Facility provides that all such obligations and the guarantees will be secured by a lien on at least 80% of the PV-9 of the borrowing base properties evaluated in the most recent reserve report delivered to the administrative agent and a pledge of all of the capital stock of our restricted subsidiaries, subject to certain customary grace periods and exceptions. The New Revolving Credit Facility has a maturity date of April 7, 2016, however, the obligations under the New Revolving Credit Facility have already been accelerated and are subject to the bankruptcy stay as a result of the filing of the Bankruptcy Petitions.

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

In connection with the consummation of the Combination, on December 16, 2014, we entered into an amendment to the Term Loan Facility to provide for $50 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are fungible with the existing $650 million of second lien loans under the Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, they bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25%. Any time an interest period for Loans expires during an event of default under the Term Loan Facility, such Loans will bear interest at the Term Base Rate (as defined in the Term Loan Facility). The weighted average interest rate incurred on this indebtedness for both the years ended December 31, 2015 and 2014 was 5.3% and 8.8%.

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

On July 8, 2015, we entered into an Amendment (the “Term Loan Forbearance Amendment”) to the Term Loan Forbearance Agreement.  Pursuant to the Term Loan Forbearance Amendment, the lenders agreed to extend the forbearance and to continue to forbear from exercising remedies until the earlier of (i) certain events of default under the Term Loan Forbearance Agreement or Term Loan Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) the earlier of the termination of the forbearance period under the New Revolving Credit Facility and July 15, 2015 (the “Second Term Loan Forbearance Period”), with respect to our then currently existing events of default under the Term Loan Facility.  In exchange for the lenders agreeing to forbear, we agreed during the Second Term Loan Forbearance Period to, among other things, tighten certain covenants under the Term Loan Facility.

Our filing of the Bankruptcy Petitions described under “Chapter 11 Filings” above constitutes an event of default, not subject to the Term Loan Forbearance Agreement, that accelerated our obligations under the Term Loan Facility.  Additionally other events of default are present due to the failure to make interest payments, the “going concern” qualification in our 2014 audited financial statements and other matters.

At December 31, 2014 the Term Loan Facility was presented as a current liability on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the indebtedness under the Term Loan Facility is presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan Facility, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

All of our guarantors for our New Revolving Credit Facility have guaranteed the Term Loan Facility.  The obligations under the Term Loan Facility are secured by the same collateral that secures the New Revolving Credit Facility, but the liens securing such obligations are second priority liens to the liens securing the New Revolving Credit Facility. However, the validity of the liens securing the Term Loan Facility are currently in dispute pursuant to the lawsuit filed by us against the Term Loan Facility administrative agent, Wilmington Trust, N.A. For additional information, please see “Part I, Item 3. Legal Proceedings.”

2017 Notes.  On February 12, 2010, Sabine Oil & Gas Corporation, formerly NFR Energy LLC, and our subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, co-issued $200 million in 9.75% senior unsecured notes due 2017 in a private placement to qualified institutional buyers in accordance with Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S of the Securities Act. The 2017 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year commencing August 15, 2010. The 2017 Notes were issued at 98.73% of par. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount of $2.5 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.8 million at December 31, 2014. Discount amortization expense was $0.2 million for the year ended December 31, 2015. The remaining unamortized discount was expensed as a reorganization item. The 2017 Notes were issued under and are governed by an indenture dated February 12, 2010 by and among Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A., as trustee, and guarantors party thereto.

On April 14, 2010, Sabine Oil & Gas Corporation and Sabine Oil & Gas Finance Corporation issued an additional $150 million in senior notes at 9.75% due 2017. The additional notes were issued at 98.75% of par and bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 of each year commencing August 15, 2010. The additional notes were issued under the same indenture as the 2017 Notes issued on February 12, 2010. The Company recorded a discount of $1.9 million to be amortized over the remaining life of the 2017 Notes utilizing the simple interest method. The remaining unamortized discount was $0.6 million at December 31, 2014. Discount amortization expense was $0.1 million for the year ended December 31, 2015. The remaining unamortized discount was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2017 Notes was 5.57%.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At December 31, 2014 the 2017 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise,” in the Consolidated Balance Sheets whereas the carrying value equals the face value. As of the petition date the Company had accrued $14.1 million of interest related to the 2017 Notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

2019 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007. As of the date of the Combination, the legacy Sabine O&G subsidiaries were added as guarantors to the 2019 Notes, see Note 16 for additional details. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded the 2019 Notes at a fair value of $290.4 million and recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $284.9 million at December 31, 2014. Discount amortization expense was $34.4 million for the year ended December 31, 2015. The remaining unamortized discount of $250.4 million as of the Chapter 11 filing date was expensed as a reorganization item.  Due to the amortization of the discount, the effective interest rate on the 2019 Notes is 9.86%.

On February 25, 2015, we received notice that Wilmington Savings Fund Society, FSB has been appointed as successor trustee under the indenture governing the 2019 Notes.

On February 25, 2015, we received a notice of default and acceleration from the trustee with respect to our 2019 Notes and on February 26, 2015 were served a complaint alleging the same. For more information, please see “Part I, Item 3. Legal Proceedings.”

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2019 Notes. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At December 31, 2014 the 2019 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the 2019 Notes are presented as “Liabilities Subject to Compromise,” in the Consolidated Balance Sheets whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

2020 Notes. In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. As of the date of the Combination, the legacy Sabine O&G subsidiaries were added as guarantors to the 2020 Notes, see Note 16 for additional details. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded the 2020 Notes at a fair value of $104.4 million and recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $116.9 million at December 31, 2014. Discount amortization expense was $11.0 million for the year ended December 31, 2015. The remaining unamortized discount of $105.8 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2020 Notes is 9.01%.

On May 14, 2015, we received notice that Delaware Trust Company has been appointed as successor trustee under the indenture governing the 2020 Notes.

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the 2020 Notes. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At December 31, 2014 the 2020 Notes were presented as current liabilities on the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the 2020 Notes are presented as “Liabilities Subject to Compromise,” in the Consolidated Balance Sheets whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

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

In the past, we entered into financial commodity derivative contracts to mitigate the potential negative impact on cash flow caused by changes in oil and natural gas prices.  However, as a result of certain events of default under our derivative contracts, all our derivative contracts have been terminated.  Subsequent to the termination of these derivative contracts, we have not entered into additional derivative contracts.  As a result, we no longer have any commodity derivative contracts in place.

All derivative instruments were recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. For the year ended December 31, 2015, we economically hedged approximately 49% of our combined oil and natural gas volumes, which resulted in operating cash flows from commodity derivative instruments of approximately $92.0 million. For the year ended December 31, 2014, we economically hedged approximately 82% of our combined oil and natural gas volumes, which resulted in operating cash outflows from commodity derivative instruments of approximately $10.8 million. However, we currently have no commodity derivative instruments in place.

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness through the first quarter 2016. The decrease in the market price for our production directly reduces our operating cash flow. We previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility and any replacement thereof or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves. As of December 31, 2014, the estimated fair value of all of our commodity derivative instruments was a net asset of $153.3 million which is comprised of current and noncurrent assets and liabilities and as of December 31, 2015 was zero.

The table below summarizes the gains (losses) related to oil and natural gas derivative instruments for years ended December 31, 2015 and 2014:

	Recognized in Other Income (Expenses)
	For the Year Ended
	December 31,
	2015	2014
	(in thousands)
Cash received (paid) on settlements of derivative instruments	$92,042	$(10,773)
Change in fair value of derivative instruments	(58,145)	132,442
Total gain on derivative instruments	$33,897	$121,669

Contractual obligations

A summary of our contractual obligations as of December 31, 2015 is provided in the following table.

Payments due by period

	For the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
New Revolving Credit Facility (1)	$902.1	$—	$—	$—	$—	$—	$902.1
Term Loan Facility (2)	700.0	—	—	—	—	—	700.0
2017 Senior Notes (2)	350.0	—	—	—	—	—	350.0
2019 Senior Notes (2)	577.9	—	—	—	—	—	577.9
2020 Senior Notes (2)	222.1	—	—	—	—	—	222.1
Office and equipment leases	1.4	0.1	—	—	—	—	1.5
Operating commitments (3)	8.8	9.8	4.7	3.2	2.6	7.4	36.5
Other (4)	14.0	4.3	4.1	4.0	3.8	59.8	90.0
Total	$2,776.3	$14.2	$8.8	$7.2	$6.4	$67.2	$2,880.1

(1)

Includes outstanding principal amounts that were accelerated during 2015. As of December 31, 2015, the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. Interest expense continues to be recognized and paid on the New Revolving Credit Facility subsequent to the petition date. This table does not include future commitment fees, interest expense or other fees on these facilities because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of December 31, 2015, the New Revolving Credit Facility had weighted average interest rates of 4.02%. For more information on the classification of debt, please see Note 2 within “Part II, Item 8. Financial Statements and Supplementary Data.”

(2)

As of December 31, 2015, the 2017 Notes, the 2019 Notes, the 2020 Notes and the Term Loan Facility are in default and presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. Accrued interest through the petition date was approximately $74.2 million. This amount is not included in this table but is presented within “Liabilities Subject to Compromise” on the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date. For more information on the classification of debt, please see Note 2 within “Part II, Item 8. Financial Statements and Supplementary Data.”

(3)

The Company is party to gas and condensate gathering agreements for the transportation and processing of natural gas and condensate for certain properties which provided for contractually obligated annual minimum volume commitments of gas and condensate. Under the terms of the agreements, the Company is required to make annual deficiency payments for any shortfalls in delivering the minimum volumes under these commitments.

(4)

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

Reference should be made to “Part I, Item 1, Business and Properties” and “Part I, Item 1A, Risk Factors.”

Revenue Recognition

We record revenues from the sales of oil, NGLs and natural gas when produced, sold and collectability is ensured. We use the sales method that requires revenue recognition for our net revenue interest of sales from our properties. Accordingly, oil, NGLs and natural gas sales are not recognized for deliveries in excess of our net revenue interest, while oil, NGLs and natural gas sales are recognized for any under delivered volumes. Production imbalances are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances.

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

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17).  ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  This is a departure from current guidance, which requires deferred taxes be presented as a net current asset or liability and net noncurrent asset or liability with any valuation allowance allocated on a pro rata basis between current and noncurrent deferred tax assets. Sabine has elected to early adopt this standard as of 2014. The impact of this will result in netting current and long term deferred tax assets and liabilities and making the previously reported misstatement not effective.

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

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and other transactions that can give rise to off-balance sheet obligations. As of December 31, 2015, the off-balance sheet arrangements and other transactions that we have entered into include (i) operating lease agreements, (ii) operating commitments for production and development activities, and (iii) other contractual obligations for which we have recorded estimated liabilities on the balance sheet, but the ultimate settlement amounts are not fixed and determinable, such as derivative contracts, pension and other postretirement benefit obligations, and ARO. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Surety Bonds

In the ordinary course of our business and operations, we are required to post surety bonds from time to time with third parties, including governmental agencies. In addition, while we appeal the arbitration award in Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al. (see “Part I, Item 3. Legal Proceedings”), we are required to post a supersedeas bond in the amount of $25 million. As of February 19, 2014, we had obtained this supersedeas bond and were subsequently required by the surety to obtain a letter of credit in the surety’s favor in the amount of $25 million. As of December 31, 2015 the letter of credit was fully drawn. We also have posted surety bonds for  a number of bonding institutions covering certain of our current and former operations in the United States in the aggregate amount of approximately $32.6 million which includes the $25 million related to Forest Oil Corp., et al. v. El Rucio Land & Cattle Co., et al.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.  Sabine has elected to early adopt this guidance with retrospective presentation as of December 31, 2014. The impact of this resulted in netting current and long term deferred tax assets and liabilities and making the previously reported misstatement not effective.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments, eliminating the requirement for the acquirer in a business combination to account for measurement period adjustments retrospectively. ASU 2016-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date recognized. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2015-16 in the fourth quarter of  2015 and applied the new guidance to the measurement period adjustments recognized during the fourth quarter of 2015. For more information see Note 7.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing US GAAP. This new standards is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB elected to defer the effective date of ASU 2014-09 until annual and interim periods beginning after December 15, 2017. Entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sabine Oil & Gas Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sabine Oil & Gas Corporation and subsidiaries (Debtors-in-Possession) (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sabine Oil & Gas Corporation and subsidiaries (Debtors-in-Possession) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 15, 2015. Given the Company’s uncertainty surrounding Chapter 11 proceedings, recurring losses from operations and shareholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the consolidated financial statements, the condensed consolidating financial information for the years ended December 31, 2014 and 2013 were previously omitted. The current year presentation has been restated to correct this error.

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for the classification for deferred taxes in the consolidated balance sheets for the years ended December 31, 2015 and 2014 due to the retrospective adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification for Deferred Taxes.

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for measurement period adjustments recognized in 2015 due to the early adoption of FASB ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 23, 2016

Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$208,637	$3,252
Accounts receivable	35,074	108,110
Prepaid expenses and other current assets	9,699	13,092
Derivative instruments	—	160,217
Total current assets	253,410	284,671
Property, plant and equipment:
Oil and natural gas properties (full cost method)
Proved	4,730,537	4,214,260
Unproved	—	319,256
Gas gathering and processing equipment	15,811	14,315
Office furniture and fixtures	15,838	14,030
Total property, plant and equipment	4,762,186	4,561,861
Accumulated depletion, depreciation and amortization	(4,253,806)	(2,495,793)
Total property, plant and equipment, net	508,380	2,066,068
Other assets:
Deferred financing costs, net	—	34,862
Other long-term assets	35,931	6,665
Total other assets	35,931	41,527
Total assets	$797,721	$2,392,266

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable – trade	$11,012	$83,282
Royalties payable	15,039	41,368
Accrued exploration and development	6,897	112,580
Accrued operating expenses and other	69,245	71,244
Accrued interest payable	128	30,946
Derivative instruments	—	4,645
Current maturities of long-term debt, net of discount	—	1,988,883
Other short-term liabilities	1,161	14,304
Total current liabilities	103,482	2,347,252

Asset retirement obligation	40,860	39,382
Derivative instruments	—	2,269
Other long-term liabilities	48,197	67,155
Liabilities subject to compromise	2,908,130	—
Total liabilities	3,100,669	2,456,058
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 authorized shares, 2,508,945 shares issued and outstanding at December 31, 2015 and December 31, 2014	25	25
Common stock, $0.10 par value, 650,000,000 authorized shares; 202,041,900 and 200,975,778 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	20,203	20,096
Additional paid in capital	1,566,289	1,564,805
Accumulated deficit	(3,888,361)	(1,648,718)
Other comprehensive loss	(1,104)	—
Total shareholders’ deficit	(2,302,948)	(63,792)
Total liabilities and shareholders’ deficit	$797,721	$2,392,266

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Consolidated Statements of Operations

For the Years ended December 31, 2015, 2014 and 2013

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues
Oil, natural gas liquids and natural gas	$334,984	$462,363	$354,223
Other	2,227	2,360	755
Total revenues	337,211	464,723	354,978
Operating expenses
Lease operating	88,855	51,262	44,620
Marketing, gathering, transportation and other	33,901	23,621	17,567
Production and ad valorem taxes	17,592	18,161	17,824
General and administrative	42,687	30,373	27,469
Depletion, depreciation and amortization	182,417	189,516	137,068
Accretion	1,930	958	952
Impairments	1,576,728	423,092	1,125
Other operating expenses	24,431	25,583	(858)
Total operating expenses	1,968,541	762,566	245,767
Other income (expenses)
Interest expense, net of capitalized interest (contractual interest expense equals $193,495 year ended December 31, 2015)	(180,285)	(115,559)	(99,448)
Gain on derivative instruments	33,897	121,669	814
Total other income (expenses)	(146,388)	6,110	(98,634)
Reorganization items, net	(458,838)	—
Net income (loss) before income taxes	(2,236,556)	(291,733)	10,577
Income tax expense	(3,087)	(34,987)	—
Net income (loss)	$(2,239,643)	$(326,720)	$10,577
Net income (loss) per share:
Basic	$(11.17)	$(2.67)	$0.09
Diluted	$(11.17)	$(2.67)	$0.09
Weighted average shares outstanding – basic	200,513	122,237	118,863
Weighted average shares outstanding – diluted	200,513	122,237	118,863

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Consolidated Statements of Comprehensive Income (Loss)

For the Years ended December 31, 2015, 2014 and 2013

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)

Net income (loss)	$(2,239,643)	$(326,720)	$10,577
Other comprehensive loss
Pension and postretirement benefit plans - net actuarial loss	(1,104)	—	—
Other comprehensive loss	(1,104)	—	—
Comprehensive income (loss)	$(2,240,747)	$(326,720)	$10,577

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Consolidated Statements of Shareholders’ (Deficit) Equity

For the Years ended December 31, 2015, 2014 and 2013

(in thousands)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity (Deficit)
Balance as of January 1, 2013	—	$—	118,863	$11,885	$1,521,123	$(1,332,575)	$—	$200,433
Distributions	—	—	—	—	(10,000)	—	—	(10,000)
Net income	—	—	—	—	—	10,577	—	10,577
Balance as of December 31, 2013	—	$—	118,863	$11,885	$1,511,123	$(1,321,998)	$—	$201,010
Consideration transferred	—	—	79,242	7,924	32,489	—	—	40,413
Issuance of preferred stock	2,509	25	—	—	(25)	—	—	—
Restricted stock	—	—	2,871	287	(287)	—	—	—
Amortization of stock based compensation	—	—	—	—	1,041	—	—	1,041
Tax effect of transactions with entities under common control	—	—	—	—	20,464	—	—	20,464
Net loss	—	—	—	—	—	(326,720)	—	(326,720)
Balance as of December 31, 2014	2,509	$25	200,976	$20,096	$1,564,805	$(1,648,718)	$—	$(63,792)
Pension and post retirement benefit - net actuarial loss	—	—	—	—	—	—	(1,104)	(1,104)
Restricted stock granted and repurchased	—	—	1,066	107	(288)	—	—	(181)
Amortization of stock based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	(2,239,643)	—	(2,239,643)
Balance as of December 31, 2015	2,509	$25	202,042	$20,203	$1,566,289	$(3,888,361)	$(1,104)	$(2,302,948)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,239,643)	$(326,720)	$10,577

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	182,417	189,516	137,068
Impairments	1,576,728	423,092	1,125
Gain on sale of assets	—	(1,375)	—
Accretion expense	1,930	958	952
Deferred tax expense	3,087	34,987	—
Accrued interest expense and unamortized debt discount	16,667	9,257	10,328
Amortization of deferred financing costs	16,154	11,341	9,587
Non-cash loss (gain) on derivative instruments	62,790	(125,226)	46,545
Amortization of option premiums	(4,645)	(7,216)	(1,171)
Amortization of prepaid expenses	6,770	2,912	4,787
Non-cash stock based compensation	1,772	1,041	—
Other, net	(762)	(72)	(249)
Reorganization items, net	434,800	—	—
Working capital and other changes:
(Increase) decrease in accounts receivable	85,006	26,286	(38,195)
Increase in other assets	(11,681)	(16,192)	(7,248)
Increase (decrease) in liabilities	3,019	(13,388)	43,092
Net cash provided by operating activities	134,409	209,201	217,198

Cash flows from investing activities:
Oil and natural gas property additions	(332,771)	(548,841)	(360,080)
Oil and natural gas property acquisitions	—	(36,772)	—
Cash received in Forest acquisition	—	134,887	—
Cash received from insurance proceeds	—	—	604
Gas processing equipment additions	(1,497)	(2,988)	(4,014)
Other asset additions	(1,877)	(2,242)	(2,075)
Cash received from sale of assets	6,749	17,342	171,756
Net cash used in investing activities	(329,396)	(438,614)	(193,809)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	425,987	1,209,835	193,000
Borrowings under second lien term loan	—	—	153,500
Debt repayments for the senior secured revolving credit facility	(24,324)	(969,835)	(348,000)
Debt issuance costs	(1,110)	(19,156)	(6,261)
Shares repurchased	(181)	—	—
Distributions	—	—	(10,000)
Net cash provided by (used in) financing activities	400,372	220,844	(17,761)

Net increase (decrease) in cash and cash equivalents	205,385	(8,569)	5,628
Cash and cash equivalents, beginning of period	3,252	11,821	6,193
Cash and cash equivalents, end of period	$208,637	$3,252	$11,821
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$60,073	$96,701	$76,701
Cash paid for reorganization items	$24,038	$—	$—
Income tax payments	$—	$—	$—

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

2.Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11

On July 15, 2015, the Company and certain of its subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corp., Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company has applied ASC 852, Reorganizations, in preparing its Consolidated Financial Statements.

By certain “first day” motions filed in the Chapter 11 Cases, the Company obtained Bankruptcy Court approval to, among other things and subject to the terms of the orders entered by the Bankruptcy Court pay certain employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other partners, as well as expenses incurred post-petition to these and additional ordinary course creditors.

Appointment of Creditors Committee. On July 28, 2015, The United States Trustee for the Southern District of New York appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. Disagreements between the Debtors and the Creditors Committee has protracted and will likely continue to protract the Chapter 11 proceedings, potentially negatively impacting the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Rejection of Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts of leases may assert claims against the applicable Debtors’ estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Annual Report, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

The Debtors’ consolidated financial statements include amounts classified as Liabilities Subject to Compromise (as defined below) that the Debtors believe the Bankruptcy Court will allow as claim amounts resulting from the Debtors’ rejection of various executory contracts and unexpired leases and defaults under the debt agreements. Additional amounts may be included in Liabilities Subject to Compromise in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Debtors expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” included within Note 4).

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

Certain holders of pre-petition claims were required to file proofs of claim by the Bar Date. As of February 20, 2016, approximately 1,542 claims totaling approximately $4.97 billion had been filed with the Bankruptcy Court against the Debtors. It is possible that claimants will file amended claims in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we have identified, and we expect to continue to identify, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed. Claims we believe are allowable are reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the number of claims filed, the claims resolution process will take additional time to complete, and it may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

Plan of Reorganization. A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. On January 26, 2016, the Debtors filed with the Bankruptcy Court a joint plan of reorganization (the “Plan of Reorganization”) and a related disclosure statement (the “Disclosure Statement”). The Plan of Reorganization, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments. The Disclosure Statement has not yet been approved by the Bankruptcy Court. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on February 10, 2016 and April 11, 2016, respectively. Accordingly, the Debtors have filed a motion to further extend their exclusive right to file and solicit acceptance of the Plan of Reorganization, or any other plan, through June 9, 2016 and August 9, 2016, respectively.  A hearing on that motion will be held before the US Bankruptcy Court on April 7, 2016 and April 11, 2016. There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan or reorganization or another alternative restructuring transactions, including a sale of all or substantially all of our assets, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

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

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this Annual Report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

Liquidity and Ability to Continue as a Going Concern

The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes. The Company has classified all debt as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets as of December 31, 2015 (see Note 4). If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported income and expenses could be required and could be material. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under its debt obligations.

On February 25, 2015, the Company borrowed approximately $356 million under its New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. As of December 31, 2015, the Company did not have credit extensions available under the New Revolving Credit Facility due to the going concern qualification in the Company’s 2014 audited financial statements and certain other defaults described below. As of December 31, 2015, the total outstanding principal amount of the Company’s debt obligations was $2.8 billion, consisting of approximately $902 million of borrowings under the New Revolving Credit Facility, $350 million of the 2017 Notes, $800 million of the Legacy Forest Notes, and a $700 million Term Loan Facility. Additionally, the Company’s cash balance at December 31, 2015 was approximately $208.6 million. For additional detail on each of the debt obligations, including definitions of the terms “New Revolving Credit Facility,” “2017 Notes,” “Term Loan Facility” and “Legacy Forest Notes,” please see Note 8 herein.

Events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2014 audited financial statements and other matters. For additional detail regarding the Company’s other defaults under its debt obligations, please see Note 8 herein.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Consolidated Balance Sheets as of December 31, 2015, and is used solely to pay for the operations of the prepetition collateral properties.

Given uncertainty surrounding Chapter 11 proceedings, recurring losses from operations and shareholders’ deficit, there is substantial doubt about our ability to continue as a going concern.

On January 26, 2016, the Debtors filed with the Bankruptcy Court a joint plan of reorganization (the “Plan of Reorganization”) for the resolution of the outstanding claims against and interests in the Debtors and a disclosure statement (the “Disclosure Statement”) related thereto. The Plan of Reorganization, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments. The Disclosure Statement has not yet been approved by the Bankruptcy Court. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on February 10, 2016 and April 11, 2016, respectively. Accordingly, the Debtors have filed a motion to further extend their exclusive right to file and solicit acceptance of the Plan of Reorganization, or any other plan, through June 9, 2016 and August 9, 2016, respectively.  A hearing on that motion will be held before the US Bankruptcy Court on April 7, 2016 and April 11, 2016. There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan or reorganization or another alternative restructuring transactions, including a sale of all or substantially all of our assets, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.

The number of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings.

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

3. Immaterial Misstatement

Subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2014, during the preparation of the consolidated financial statements for the quarter ended March 31, 2015 management identified a misstatement in the presentation of deferred taxes associated with its 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007, and the 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012, and the effects of adjusting the allocation of the stepped-up basis in certain assets relating to the effects of the Combination. Such amounts should have been presented as current deferred tax liabilities as of December 31, 2014. The Company also corrected the classification of certain assets related to post-retirement benefit obligations that had previously been presented as “Other short-term assets” on the Consolidated Balance Sheets. Such amounts should have been presented as other long term-assets. Management concluded that these misstatements are immaterial, individually and in the aggregate. The effects of these misstatements on previously reported December 31, 2014 balances are presented in the table below. These balances related to deferred taxes were further adjusted for the impact of adopting ASU No. 2015-17 which reflects zero deferred taxes in the 2014 Consolidated Balance Sheet. Refer to Note 6 for additional details.

	Consolidated Balance Sheet
	as of December 31, 2014
	As Previously Reported	Adjustments	As Adjusted for Misstatement
	(in thousands)
Assets
Current assets:
Other short-term assets	$8,120	$(6,565)	$1,555
Other assets:
Deferred income taxes	46,084	71,578	117,662
Other long-term assets	100	6,565	6,665
Total assets	$2,438,350	$71,578	$2,509,928

Liabilities and shareholders’ deficit
Current liabilities:
Deferred income taxes	$46,084	$71,578	$117,662
Total liabilities and shareholders’ deficit	$2,438,350	$71,578	$2,509,928

4.Significant Accounting Policies

Basis of Presentation

The Company presents its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). The accompanying consolidated financial statements include Sabine and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Sabine O&G is considered the accounting predecessor of Sabine Oil & Gas Corporation. Accordingly, the historical financial information of Sabine Oil & Gas Corporation included in the Consolidated Financial Statements which cover periods prior to the completion of the Combination, reflect the assets, liabilities and operations of Sabine O&G, the accounting predecessor to Sabine Oil & Gas Corporation, and do not reflect the assets, liabilities and operations of Sabine Oil & Gas Corporation. The assets acquired and liabilities assumed in the Combination were recognized in the Consolidated Balance Sheet at their preliminary fair value as of December 16, 2014 and the operating results of the acquired properties are included in the consolidated financial statements for the period beginning thereafter, see Note 7 herein for details of the Combination.

As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given uncertainty surrounding Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

We have applied ASC 852 “Reorganizations,” in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization Items, net” in the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our Consolidated Balance Sheets at December 31, 2015 in “Liabilities Subject to Compromise”. These liabilities include unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the U.S. Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise (herein referred to as the “Liabilities Subject to Compromise”) included in our Consolidated Balance Sheets as of December 31, 2015:

December 31, 2015
(in thousands)
Accounts payable	$23,655
Accrued liabilities	12,108
Accrued interest payable	74,222
Debt	2,752,149
Other short-term liabilities	9,400
Legal and terminated contracts	36,596
Liabilities subject to compromise	$2,908,130

Liabilities Subject to Compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts prospectively as necessary. Such adjustments may be material.

Reorganization Items, net

The following table summarizes the components included in “Reorganization Items, net” in our Consolidated Statements of Operations for the year ended December 31, 2015:

For the Year Ended
December 31, 2015
(in thousands)
Professional fees	46,117
Deferred financing costs and unamortized discounts	378,705
Terminated contracts	33,197
Interest	(157)
Other	976
Total Reorganization items, net	$458,838

The company uses this category to reflect the net revenues, expenses, gains and losses that are the result of the reorganization and restructuring of the business.

Professional fees included in Reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the New Revolving Credit Facility, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes and are included in Reorganization items, net as we believe these debt instruments may be impacted by the bankruptcy reorganization process. Terminated contracts are primarily related to the Company’s rig and servicing contracts rejected on August 10, 2015 by the Court, effective July 15, 2015, as well as other office lease and software agreements. The terminated contracts represent the estimated claims related to rejection of approved contracts that were not previously included in the Consolidated Balance Sheet as the liability was contingent or an executory contract previously reported as commitments and contingencies. Expenses for terminated contracts were based on pre-petition general unsecured claims for damages caused by the Company’s breach of contract.

During the pendency of the bankruptcy proceedings, the Company will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk

The Company’s significant receivables are comprised of oil and natural gas revenue receivables. The amounts are due from a limited number of entities; therefore, the collectability is dependent upon the general economic conditions of a few purchasers. The Company regularly reviews collectability and establishes the allowance for doubtful accounts as necessary using the specific identification method. The receivables are not collateralized, see Note 4 herein for details.

Oil and Natural Gas Properties and Equipment

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits, and other internal costs directly attributable to these activities. The Company capitalized $9.2 million, $10.1 million and $6.6 million of internal costs during the years ended December 31, 2015, 2014 and 2013, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. The Company also includes the present value of its dismantlement, restoration and abandonment costs within the capitalized oil and natural gas property balance (see “Asset Retirement Obligations” below). Unless a significant portion of the Company’s proved reserve quantities is sold (greater than 25%), proceeds from the sale of oil and natural gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recognized an impairment of $1.6 billion,  $247.7 million and zero, respectively, for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended December 31, 2015, 2014 and 2013 were $2.58,  $4.35 and $3.67, respectively, for natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended December 31, 2015, 2014 and 2013 were $50.28,  $94.99 and $96.78, respectively, for oil.

The Company’s depletion expense on oil and natural gas properties is calculated each quarter utilizing period end proved reserve quantities. The Company recorded $178.8 million, $186.8 million and $134.2 million of depletion on oil and natural gas properties for the years ended December 31, 2015, 2014 and 2013, respectively. As a rate of production, depletion was $1.75 per Mcfe, $2.49 per Mcfe and $2.10 per Mcfe for the years ended December 31, 2015, 2014 and 2013, respectively.

Gathering assets and related facilities, certain other property and equipment, and furniture and fixtures are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from 3 to 30 years. These assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is then recognized if the carrying amount is not recoverable and exceeds fair value. For the years ended December 31, 2015, 2014 and 2013, the Company recorded impairment charges for gas gathering and processing equipment of zero,  $1.7 million and zero, respectively, utilized based on expected present value and estimated future cash flows using current volume throughput and pricing assumptions. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Repairs and maintenance costs are expensed in the period incurred.

Capitalized Interest

The Company capitalizes interest costs to oil and natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. The Company capitalized $3.3 million, $6.5 million and $13.0 million of interest during the years ended December 31, 2015, 2014 and 2013, respectively.

Derivative Instruments and Hedging Activities

The Company has in the past used derivative financial instruments to achieve a more predictable cash flow from its oil and natural gas production by reducing its exposure to price fluctuations. Such derivative instruments have taken the form of forward contracts, futures contracts, swaps, options, or basis swaps.

During 2015 and 2014, substantially all of Sabine’s oil and natural gas derivative contracts were settled based upon reported New York Mercantile Exchange (“NYMEX”) prices. The Company’s derivative contracts were with multiple counterparties to minimize the Company’s exposure to any individual counterparty, and the Company had netting arrangements with all of its counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty. The oil and natural gas reference prices, upon which the commodity derivative contracts were based, reflect various market indices that have a generally high degree of historical correlation with actual prices received by the Company for its oil and natural gas production. The Company’s fixed-price swap and option agreements were used to fix the sales price for the Company’s anticipated future oil and natural gas production. Upon settlement, the Company would receive a fixed price for the hedged commodity and receive or pay the counterparty a floating market price, as defined in each instrument. The instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, the Company pays the counterparty. When the fixed price exceeds the floating price, the counterparty is required to make a payment to the Company.

The Company’s derivatives instruments utilized in 2015 and 2014 included fixed price oil and natural gas options in addition to fixed price swaps. The Company has bought and sold natural gas puts, bought and sold oil and natural gas calls, sold oil puts and sold oil swaptions in 2014, while in 2013 the Company has bought and sold natural gas puts, bought and sold oil and natural gas calls, and sold oil puts. For the oil and natural gas calls, the counterparty would have the option to purchase a set volume of the contracted commodity at a contracted price on a contracted date in the future. For the oil and natural gas puts, the counterparty would have the option to sell a contracted volume of the commodity at a contracted price on a contracted date in the future.

The Company records balances resulting from commodity risk management activities in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented within “Gain on derivative instruments” located in “Other income (expenses)” in the Consolidated Statements of Operations.

Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments. The Company’s derivative instruments are reported at fair value based on Level 2 fair value methodologies at December 31, 2014. The New Revolving Credit Facility is carried at face value as of December 31, 2015 and December 31, 2014. The Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes are carried at face value as of December 31, 2015 and nominal value, net of unamortized discount as of December 31, 2014. See Note 13 for fair value measurements related to these instruments.

Goodwill

The Company performed an impairment test for goodwill as of December 31, 2014, and recognized $173.5 million impairment of goodwill for the year ended December 31, 2014. No goodwill remained as of December 31, 2014 and 2015.

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

The information below reconciles the recorded amount of the Company’s asset retirement obligations:

	For the Years Ended
	December 31,
	2015	2014
	(in thousands)
Beginning balance	$48,782	$13,798
Liabilities incurred	468	34,048
Liabilities settled	(920)	(111)
Revisions	—	89
Accretion expense	1,930	958
Reclassification to Liabilities Subject to Compromise	(9,400)	—
Ending balance (1)	$40,860	$48,782

____________

(1) As of December 31, 2014 Company had AROs of approximately $48.8 million, of which $9.4 million was reported in “Other short-term liabilities” in the Consolidated Balance Sheet attributable to the plugging of abandoned wells.

Revenue Recognition

The Company records revenues from the sales of oil, natural gas liquids and natural gas when produced, sold and collectability is ensured. The Company uses the sales method that requires revenue recognition for the Company’s net revenue interest of sales from its properties. Accordingly, oil, natural gas liquids and natural gas sales are not recognized for deliveries in excess of the Company’s net revenue interest, while oil, natural gas liquids and natural gas sales are recognized for any under delivered volumes. Production imbalances are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances. The Company had no material overproduction or underproduction at December 31, 2015 and 2014.

Use of Estimates

The preparation of the consolidated financial statements for the Company in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s consolidated financial statements are based on a number of significant estimates, including acquisition purchase price allocations, fair value of derivative instruments, oil, natural gas liquids and natural gas reserve quantities that are the basis for the calculation of DD&A and impairment of oil, natural gas liquids and natural gas properties, assumptions underlying for timing and costs associated with its asset retirement obligations and estimates for certain damages that may be accepted in the Chapter 11 process.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred tax benefits are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future realization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax assets. Refer to Note 6 for details regarding the adoption of ASU 2015-17.

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

Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding, increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (including unvested common shares issued under the 2014 LTIP and additional common shares calculated by assuming that all Series A preferred shares were converted into common shares at the beginning of the period) had been issued. Diluted earnings per share is computed using the more dilutive of the treasury stock method or the two-class method. Under the treasury stock method, the dilutive effect of potential common shares is computed by assuming common shares are issued for these securities at the beginning of the period, with the assumed proceeds from exercise, which include average unamortized stock-based compensation costs, assumed to be used to purchase common shares at the average market price for the period, and the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) included in the denominator of the diluted earnings per share computation. Under the two-class method, the dilutive effect of non-participating potential common shares is determined and undistributed earnings are reallocated between common shares and participating securities. No potential common shares are included in the computation of any diluted per share amount when a net loss exists because they would be deemed antidilutive, as was the case for the years ended December 31, 2015 and 2014. It was not necessary to include unvested restricted stock grants in the calculations of diluted shares for the year ended December 31, 2013 as grants of restricted stock occurred in 2014, and thus there are no differences between basic and diluted shares in 2013.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.  Sabine has elected to early adopt this guidance with retrospective presentation as of

December 31, 2014. The impact of this resulted in netting current and long term deferred tax assets and liabilities and making the previously reported misstatement not effective. See Note 3 for additional details.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments, eliminating the requirement for the acquirer in a business combination to account for measurement period adjustments retrospectively. ASU 2016-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date recognized. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2015-16 in the fourth quarter of 2015 and applied the new guidance to the measurement period adjustments recognized during the fourth quarter of 2015. For more information see Note 7.

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB elected to defer the effective date of ASU 2014-09 until annual and interim periods beginning after December 15, 2017. Entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

5.Significant Customers

During the year ended December 31, 2015, purchases by three companies exceeded 10% of our total oil, NGLs and natural gas sales. Purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC, and Laclede Energy accounted for approximately 28%,  14%, and 10% of oil, natural gas liquids and natural gas sales, respectively. During the year ended December 31, 2014, purchases by four companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. Purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC, Laclede Energy and Eastex Crude Company accounted for approximately 13%,  12%,  12% and 11% of oil, natural gas liquids and natural gas sales, respectively. During the year ended December 31, 2013, purchases by three companies exceeded 10% of the total oil, natural gas liquids and natural gas sales of the Company. Purchases by Eastex Crude Company, Enbridge Pipeline (East Texas) LP and CP Energy LLC accounted for approximately 19%,  16%, and 11% of oil, natural gas liquids and natural gas sales, respectively.

6.Income Taxes
Income Tax Provision

The table below sets forth the provision for income taxes attributable to continuing operations for the periods presented.

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In Thousands)	(In Thousands)	(In Thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Total Current Tax Expense	$—	$—	$—

Deferred:
Federal	$3,043	$33,499	$—
State	44	1,488	—
Total Deferred Tax Expense	$3,087	$34,987	$—

Total Income Tax Expense	$3,087	$34,987	$—

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

At December 31, 2014, the Company recorded a net deferred tax expense of $35.0 million, which includes estimated deferred tax expense of $81.7 million to recognize a deferred tax liability related to the Company’s initial book and tax basis differences from the change in tax status.  The deferred tax liability was preliminary and included estimates related to the pre-corporate reorganization period of 2014.  Estimates about utilization of tax loss carryforwards obtained through the merger with Forest and tax loss carryforwards generated in the post-corporate reorganization period were also preliminary and reduced the deferred tax impact. The preliminary calculation was based on information available to management at the time such estimates were made.

The Company completed its analysis of the book and tax basis differences with the filing of the corporate income tax return and purchase accounting adjustments. At December 31, 2015, the Company recorded a deferred tax expense of $3.1 million attributable to an increase in the valuation allowance which offsets the additional deferred tax assets recorded through purchase accounting for Forest.

As part of the corporate merger, the Company’s historical owners contributed entities that were under common control into Forest.  At December 31, 2014, the Company also estimated a net deferred tax asset of $20.5 million related to tax loss carryforwards for these entities.  The Company recognized the benefit of the net deferred tax asset in equity.  This deferred tax asset was preliminary and based on information available to management at the time the estimate was made. At December 31, 2015, the Company increased the deferred tax asset by $2.1 million to $22.6 million related to tax loss carryforwards for these entities. This increase was a result of a change in estimate and was included in the tax impact recorded in 2015.

At December 31, 2014, the Company’s effective tax rate differs from the federal statutory rate of 35% due to earnings prior to the corporate merger that are not subject to corporate income tax, recording the initial book and tax basis differences associated with the change in tax status, state income taxes and impairment of non-deductible goodwill.

At December 31, 2015, the Company’s effective tax rate differs from the federal statutory rate of 35% primarily due to the change in the Company’s full valuation allowance recorded against the net deferred tax asset balance, other changes in estimate to post-corporate reorganization period and state income taxes.

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate is set forth below:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In Thousands)	(In Thousands)	(In Thousands)
Federal income tax at 35% of earnings from continuing operations before income taxes	$(782,795)	$(102,107)	$3,702
State income taxes, net of federal income tax benefits	(7,422)	(2,131)	—
Earnings not subject to tax	—	(40,509)	(3,702)
Change in non-tax deductible goodwill	—	16,767	—
Change in tax status	—	81,728	—
Change in prior year estimate	3,087
Other	846	8	—
Change in valuation allowance (current year activity only)	789,371	81,231	—

Total income tax	$3,087	$34,987	$—
Effective Tax Rate	(0.14)%	(11.99)%	0.00%

Net Deferred Tax Assets and Liabilities

On November 20, 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” as part of the FASB’s simplification initiative aimed to reducing complexity in accounting standards.  The new guidance requires that all deferred tax assets and liabilities, along with any valuation allowance, be classified as noncurrent on the balance sheet.  As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability.  The new guidance does not change the existing requirements that only permits offsetting within jurisdictions.  The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016.  However, as early adoption is permitted as of the beginning of an interim or annual reporting period in which the ASU 2015-17 was issued, we decided to apply the new standard for the December 31, 2014 and December 31, 2015 period.  As guidance allows for retrospective application of the new standard, prior period financial statements have been retrospectively adjusted.  The effects of the application of the new standard on previously reported December 31, 2014 balances in the Form 10-Q for the Quarterly Period ended March 31, 2015 are presented below:

	Consolidated Balance Sheet
	as of December 31, 2014
	As Previously Reported	As Currently Reported

	(in thousands)
Assets
Other assets:
Deferred income taxes	117,662	—
Total assets	$2,509,928	$2,392,266

Liabilities and shareholders’ deficit
Current liabilities:
Deferred income taxes	$117,662	$—
Total liabilities and shareholders’ deficit	$2,509,928	$2,392,266

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	(in thousands)
Deferred tax assets:
Property and equipment	$654,229	$279,955
Goodwill	8,630	9,302
Net operating loss carryforwards	353,579	180,134
Liabilities subject to compromise	49,070	—
Other	23,860	48,372
Total gross deferred tax assets	$1,089,368	$517,763
Less valuation allowance	$(1,087,637)	$(344,740)
Net deferred tax assets	$1,731	$173,023

Deferred tax liabilities:
Unrealized gains on derivative instruments, net	$—	$(27,766)
Long-term liabilities	(52)	(143,259)
Other	(1,679)	(1,998)
Total gross deferred tax liabilities	$(1,731)	$(173,023)

Tax Attributes

Net Operating Losses

U.S. federal net operating loss carryforwards (“NOLs”) at December 31, 2015 were approximately $1,010 million, of which $495 million is subject to limitation under Section 382 of the Internal Revenue Code. The NOL balance excludes NOLs the Company believes the likelihood of utilization to be remote as a result of limitations imposed under Section 382 of the Internal Revenue Code. The NOLs are scheduled to expire in 2019.

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

Valuation Allowance

A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company believes it is more likely than not that the overall deferred tax asset will not be realized. At December 31, 2015, the Company has a valuation allowance of $1,088 million, which is the amount of deferred tax assets that exceed deferred tax liabilities.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In Thousands)	(In Thousands)	(In Thousands)

Gross unrecognized tax benefits at beginning of period	$8,691	$—	$—
Increases as a result of tax positions taken during a prior period	—	8,691	—
Decreases as a result of tax positions taken during a prior period	—	—	—
Gross unrecognized tax benefits at end of period	$8,691	$8,691	$—

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

Calculation of Consideration Transferred

The following details the fair value of consideration used to effect the Combination:

Number of shares of Forest Oil Corporation outstanding as of the date of the Combination (in thousands)	118,863
Forest Oil Corporation closing stock price on December 16, 2014	$0.34
Common stock equity consideration (in thousands)	$40,413

Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the estimates of the fair value of identifiable assets acquired and liabilities assumed in the Combination.

	December 16,		December 16,
	2014		2014
(Stated in thousands of dollars)	(as previously reported)	Adjustments (1)	(as adjusted)
Cash	134,887		134,887
Accounts receivable	61,889	5,908	67,797
Prepaid expenses and other current assets	7,225	(523)	6,702
Derivative instruments	31,621		31,621
Oil and natural gas properties, proved	343,127		343,127
Oil and natural gas properties, unproved	189,877	(17,499)	172,378
Other long term assets	8,121	3	8,124
Other fixed assets	697	20	717
Net deferred tax asset	14,524	3,087	17,611
Accounts payable	(76,766)	(1,908)	(78,674)
Royalties payable	(7,446)	(110)	(7,555)
Accrued exploration and development	(27,982)	211	(27,771)
Accrued operating expense and other	(29,246)	(12)	(29,258)
Accrued interest	(4,730)		(4,730)
Other short-term obligations (2)	(15,191)		(15,191)
Revolving credit facility	(105,000)		(105,000)
Senior notes	(394,783)		(394,783)
Asset retirement obligations	(23,946)		(23,946)
Other long-term obligations	(66,465)	10,823	(55,643)
Total identifiable net assets and consideration transferred	$40,413	$—	$40,413

(1)

Adjustments to the fair value of identifiable assets acquired and liabilities assumed in the Combination are related to a change in the estimated fair value of unproved properties, a change in the fair value of other long term obligations as a result of curtailments in the post retirement benefit plans and a change in estimate or classification of other assets and liabilities. These adjustments were primarily recorded at the end of the measurement period, which was considered to be December 16, 2015.

(2)	Includes $9.4 million of asset retirement obligations.

All assets and liabilities including oil and gas properties were recorded at their fair value. In determining the fair value of the oil and gas properties, the Company prepared estimates of oil and natural gas reserves. The Company used estimated future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by management to calculate fair value of assets acquired and liabilities assumed. Certain adjustments were made during the measurement period process as outlined above.

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

	For the Year Ended		For the Year Ended
	December 31, 2014		December 31, 2013
	Actual	Pro forma	Actual	Pro forma
	(in thousands)		(in thousands)
Pro forma (unaudited)
Total revenues	$464,723	$673,641	$354,978	$518,167
Net income (loss)	(326,720)	(286,052)	10,577	(8,226)

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

8.Debt
Senior Notes

2017 Notes

The Company and the Company’s subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, have $350 million in 9.75% senior unsecured notes due 2017 (the “2017 Notes”) currently outstanding. The 2017 Notes are unsecured obligations that bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year. In conjunction with the issuance of the 2017 Notes, the Company recorded a discount to be amortized over the remaining life of the 2015 Notes utilizing the simple interest method. The remaining unamortized discount was $1.4 million at December 31, 2014. Discount amortization expense was $0.3 million for the year ended

December 31, 2015.  The remaining unamortized discount of $1.1 million as of the Chapter 11 filing date was expensed as a reorganization item. The 2017 Notes were issued under, and are governed by, an indenture dated February 12, 2010 by and among Sabine Oil & Gas Corporation, Sabine Oil & Gas Finance Corporation, the Bank of New York Mellon Trust Company, N.A. as trustee, and guarantors party thereto. Due to the amortization of the discount, the effective interest rate on the 2017 Notes was 5.57%.  The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2017 Notes.

At December 31, 2014, the 2017 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheet, whereas the carrying value equals the face value. As of the petition date, the Company had accrued $14.1 million of interest related to the 2017 Notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

2019 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”) originally issued by Forest on June 6, 2007. As of the date of the Combination, the legacy Sabine O&G Subsidiaries were added as guarantors to the 2019 Notes, see Note 16 herein for additional details. Interest on the 2019 Notes is payable semiannually on June 15 and December 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $287.5 million to be amortized over the remaining life of the 2019 Notes utilizing the simple interest method. The remaining unamortized discount was $284.9 million at December 31, 2014. Discount amortization expense was $34.4 million for the year ended December 31, 2015. The remaining unamortized discount of $250.4 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2019 Notes for the year ended December 31, 2015 was 9.86%.

At December 31, 2014, the 2019 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value net of discount. As of December 31, 2015, the 2019 Notes are presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

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

2020 Notes

In connection with the consummation of the Combination, on December 16, 2014, the Company assumed $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. As of the date of the Combination, the legacy Sabine O&G subsidiaries were added as guarantors to the 2020 Notes, see Note 16 herein for additional details. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. In conjunction with the consummation of the Combination, the Company recorded a discount of $117.7 million to be amortized over the remaining life of the 2020 Notes utilizing the simple interest method. The remaining unamortized discount was $116.9 million at December 31, 2014. Discount amortization expense was $11.0 million for the year ended

December 31, 2015, respectively. The remaining unamortized discount of $105.8 million as of the Chapter 11 filing date was expensed as a reorganization item. Due to the amortization of the discount, the effective interest rate on the 2020 Notes for the year ended December 31, 2015 was 9.01%.

At December 31, 2014, the 2020 Notes were presented as current liabilities in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015, the 2020 Notes are presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

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

The New Revolving Credit Facility

On November 30, 2007, the Company entered into a senior secured revolving credit facility (the “Former Revolving Credit Facility”) with a syndicate of banks. Through a series of redeterminations, the Company has amended and restated the Credit Facility, with a maturity date of April 7, 2016. The most recent redetermination effective November 12, 2014, increased the borrowing base from $700 million to $750 million. On December 16, 2014, in connection with the consummation of the Combination, the Company amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, by and among Sabine O&G, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto (the “Former Revolving Credit Facility”) with the Second Amended and Restated Credit Agreement (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit. On April 27, 2015 the borrowing base for the New Revolving Credit Facility was reduced to $750 million.  The New Revolving Credit Facility matures on April 7, 2016; however, as a result of the filing of the Bankruptcy Petitions, the obligations have been accelerated and are subject to the Bankruptcy Court automatic stay.

On May 4, 2015, the Company entered into a Forbearance Agreement and First Amendment (the “NRCF Forbearance Agreement”) to the New Revolving Credit Facility to address certain events of default that were present.  Pursuant to the NRCF Forbearance Agreement, the lenders agreed to forbear from exercising remedies until the earlier of (i) certain events of default under the NRCF Forbearance Agreement or the New Revolving Credit Facility, (ii) the acceleration or exercise of remedies by any other lender or creditor, and (iii) June 30, 2015 (the “Initial NRCF Forbearance Period”), with respect to the following anticipated (at the time) events of default: (i) the “going concern” qualification in the Company’s 2014 audited financial statements, (ii) the failure of the Company to make the April 2015 interest payment due under the Term Loan Facility, and (iii) any failure of the Company to make the May 27, 2015 and June 27, 2015 borrowing base deficiency payments under the New Revolving Credit Facility.  In exchange for the lenders agreeing to forbear, the Company agreed during the Initial NRCF Forbearance Period to, among other things, tighten certain covenants under the New Revolving Credit Facility and provide mortgages on certain currently unencumbered properties.

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

The Company is making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Consolidated Balance Sheet as of December 31, 2015, and is used solely to pay for the operations of the prepetition collateral properties.

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

Beginning in May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the loans under the New Revolving Credit Facility will bear interest at the Revolving Base Rate (as defined in the New Revolving Credit Facility).

As of December 31, 2015 and 2014, borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled $902 million and $545 million, respectively, and there were zero and $29 million of outstanding letters of credit, respectively. Additionally, borrowings outstanding under the New Revolving Credit Facility had a weighted average interest rate of 4.0% and 2.4% for the twelve months ended December 31, 2015 and 2014.

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

At December 31, 2014 the New Revolving Credit Facility was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value. As of December 31, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

Term Loan Facility

Sabine O&G entered into a $500 million second lien term loan agreement (“Term Loan Facility”) on December 14, 2012 with a maturity date of December 31, 2018 (provided that if the 2017 Senior Notes were not refinanced to mature at least 91 days thereafter, the maturity date would be 91 days prior to the February 15, 2017 maturity date of the 2017 Senior Notes). On January 23, 2013, the syndication was completed with an additional funding of $150 million of proceeds pursuant to the first amendment to the Term Loan Facility bringing the outstanding balance to $650 million as of December 31, 2013. Proceeds from the Term Loan Facility were used to acquire oil and natural gas properties in December 2012 and repay borrowings under the former revolving credit facility in the first quarter of 2013.

In connection with the consummation of the Combination, on December 16, 2014, the Company entered into an amendment to the Term Loan Facility to provide for $50 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are fungible with the existing $650 million of second lien loans under the Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, they bear interest at the Adjusted Eurodollar Rate (as defined in the Term Loan Facility) plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, they bear interest at the Alternate Base Rate (as defined in the Term Loan Facility) plus 6.50%, with an interest rate floor of 2.25%. Any time an interest period for loans expires during an event of default under the Term Loan Facility, such loans will bear interest at the Term Base Rate (as defined in the Term Loan Facility). The weighted average interest rate incurred on this indebtedness for the years ended December 31, 2015 and 2014 was 5.32% and 8.8%, respectively.

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

At December 31, 2014 the Term Loan Facility was presented as a current liability in the Consolidated Balance Sheets whereas the carrying value equaled the face value, net of discount. As of December 31, 2015 the Term Loan Facility is presented as “Liabilities Subject to Compromise” in the Consolidated Balance Sheets, whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan Facility, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

All of the Company’s guarantees for its New Revolving Credit Facility have guaranteed the Term Loan Facility.  The obligations under the Term Loan Facility are secured by the same collateral that secures the New Revolving Credit Facility, but the liens securing such obligations are second priority liens to the liens securing the New Revolving Credit Facility. However, the validity of certain liens securing the Term Loan Facility are currently in dispute pursuant to the lawsuit filed by the Company against the Term Loan Facility administrative agent, Wilmington Trust, N.A.

9.Shareholders’ (Deficit) Equity
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

Additionally, approximately 16.9 million shares and approximately 0.7 million shares of service-based restricted stock were awarded subsequent to the consummation of the Combination in 2014 and in the three months ended March 31, 2015, respectively. No additional shares of service-based restricted stock were awarded in the second, third and fourth quarters of 2015. Refer to Note 10.

At December 31, 2015, the Company had 650.0 million Common Shares, par value $0.10 per share, authorized and 202.0 million shares issued and outstanding.

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

At December 31, 2015, the Company had 10.0 million Series A Preferred Shares, par value $0.01, authorized and 2.5 million shares issued and outstanding.

The Company has a significant amount of indebtedness that is senior to its existing preferred stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing preferred stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

Incentive Units

The Incentive Units were issued pursuant to the Combination in exchange for Incentive Units that were outstanding prior to the Combination, and were amended in connection with the closing of the Combination. The Incentive Units that were outstanding prior to the Combination were not a substantive class of equity and participated only upon liquidation events meeting certain requisite financial thresholds which were not considered probable, and, as such, were considered to be liability-based awards with no fair value recognized as of December 31, 2013. As amended, the Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares).  As such, the Incentive Units as amended in connection with the Combination were considered to be equity-based awards with a grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite service period. The compensation expense recognized in the year ended December 31, 2015 was $0.4 million.

The Company has a significant amount of indebtedness that is senior to its existing incentive units in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing incentive units will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

10.Stock-Based Compensation
Description of plan

In November 2014, the Company adopted the 2014 LTIP under which nonstatutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to employees, directors and consultants of the Company. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 20 million shares. On December 16, 2014, in connection with the closing of the Combination, subject to the approval of the Sabine shareholders, the board of directors of Sabine voted to amend the 2014 LTIP to increase the total number of Common Shares reserved for issuance in connection with awards under the 2014 LTIP from 20 million to 40 million, effective as of the date of such shareholder approval. As of December 31, 2015, the Company had 4.3 million shares available for issuance under the 2014 LTIP. During 2015, 2014 and 2013, the Company recognized approximately $1.3 million, $1.0 million and zero, respectively, in stock based compensation expense which is included in General and Administrative expense in the Consolidated Statement of Operations.

Restricted stock

The following table summarizes the restricted stock activity in the 2014 LTIP for the year ended December 31, 2015.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date Fair	for Future Issuance
	Shares	Value	under 2014 LTIP
Unvested at December 31, 2014	13,923,230	$0.34	3,205,597
Awarded	719,132	0.24	(719,132)
Vested	(2,727,871)	0.34	—
Forfeited	(1,815,200)	0.34	1,815,200
Unvested at December 31, 2015	10,099,291	0.33	4,301,665

The grant date fair value of restricted stock is determined by averaging the high and low stock price of a share of Sabine common stock as published by the OTC Bulletin Board on the date of grant. Of the unvested restricted stock as of December 31, 2015, 8,779,037 shares vest as follows: (i) two-thirds will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third will vest in full on the fourth anniversary of the date of grant; 720,254 shares vest ratably over three years; and 600,000 shares vest ratably over four years. Restricted stock may vest earlier upon a qualifying disability, death, certain involuntary terminations, or a change in control of the Company in accordance with the terms of the underlying agreement.

11.Statement of Cash Flows

The Company paid $60.1 million, $96.7 million and $76.7 million for interest during the years ended December 31, 2015, 2014 and 2013, respectively, net of capitalized interest. During the year ended December 31, 2015 the Company paid approximately $24 million for Reorganizations items.

During the year ended December 31, 2015, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•

Offset rights taken by counterparties upon termination of derivative financial instruments were approximately $70.8  million, and were used to reduce obligations due under the New Revolving Credit Facility.

•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to Sabine O&G’s oil and natural gas properties valued at $0.5 million.
•	Accrued and payable capital expenditures as of December 31, 2015 were $8.7 million.

During the year ended December 31, 2014, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	The Combination with Forest Oil. Refer to Note 7 for preliminary allocation of consideration transferred to net assets acquired.
•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to Sabine’s oil and natural gas properties valued at $0.7 million.
•	Accrued and payable capital expenditures as of December 31, 2014 were $140.6 million.
•	Accrued debt issuance costs as of December 31, 2014 were $0.5 million.

During the year ended December 31, 2013, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to Sabine’s oil and natural gas properties valued at $1.0 million.
•	Accrued and payable capital expenditures as of December 31, 2013 were $90.3 million.
12.Derivative Financial Instruments

The Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s existing derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. Additionally, certain of the Company’s derivative positions were terminated prior to July 15, 2015 as a result of defaults under Sabine’s derivative agreements that occurred prior to the filing of the Bankruptcy Petition. The terminations resulted in settlements of approximately $24.3 million for which such proceeds were used to reduce our New Revolving Credit Facility. Other terminations resulted in approximately $70.8 million of direct offsets against the New Revolving Credit Facility. As a result, the Company no longer has any derivatives beyond July 2015.

In February 2015 the Company executed derivative contracts as market conditions allowed in order to economically hedge anticipated future cash flows from oil and natural gas producing activities. These included both oil and natural gas fixed-price swap agreements covering certain portions of anticipated 2016 and 2017 production volumes. Additionally, prior to the year ended December 31, 2015, the Company executed option contracts including purchased and written oil call agreements, as well as purchased oil put agreements, covering certain portions of anticipated 2016 oil production. No material premiums were recognized as a result of these option agreements. Sabine sold a swaption agreement allowing the counterparty the option to execute a fixed price swap agreement at a contracted price on contracted volumes before an expiration date. None of the fixed-price swap or option contracts were designated for hedge accounting, with all mark-to-market changes in fair value recognized currently in earnings.

Throughout the year ended December 31, 2014, the Company executed derivative contracts as market conditions allowed in order to economically hedge anticipated future cash flows from oil and natural gas producing activities. These include both oil and natural gas fixed-price swap agreements covering certain portions of anticipated 2015 production volumes. The Company executed option contracts including purchased and written oil and natural gas call agreements, as well as purchased and written oil and natural gas put agreements, covering certain portions of anticipated 2015 oil and natural gas production. Additionally, Sabine sold a swaption agreement allowing the counterparty the option to execute a fixed price swap agreement at a contracted price on contracted volumes before an expiration date. Sabine’s sold swaption contract expired at December 31, 2015. No material premiums were recognized as a result of these option agreements. None of the fixed-price swap or option contracts were designated for hedge accounting, with all mark to market changes in fair value recognized currently in earnings.

The fair value for each derivative takes credit risk into consideration, whether it be Sabine’s counterparties’ or Sabine’s own. Derivatives are classified as current or non-current derivative assets and liabilities, based on the expected timing of settlements.

The table below presents the Company’s “Gain on derivative instruments” located in Other income (expenses) in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2015	2014	2013

	(in thousands)
Gain on derivative instruments	$33,897	$121,669	$814

Sabine received $92.0 million, paid $10.8 million and received $46.2 million on settlements of derivatives in 2015, 2014 and 2013, respectively.

Sabine’s derivative contracts are executed with counterparties under certain master netting agreements that allow the Company to offset assets due from, and liabilities due to, the counterparties. The table below presents the carrying value of Sabine’s derivative assets and liabilities both before and after the impact of such netting agreements on the Consolidated Balance Sheets as of December 31, 2014. As a result of terminations, the Company no longer has any derivatives contracts in place at December 31, 2015:

	Derivative Assets as of December 31, 2014
		Fair Value
		(in thousands)
Current assets	Derivative Instruments	$191,765
Total current asset fair value		191,765

Less: Counterparty set-off (1)		(31,548)
Total derivative asset net fair value		$160,217

	Derivative Liabilities as of December 31, 2014
		Fair Value
		(in thousands)
Current liabilities	Derivative Instruments	$(4,645)
Current assets	Derivative Instruments	(31,548)
Total current liability fair value		(36,193)

Long-term liabilities	Derivative Instruments	(2,269)
Total long-term liability fair value		(2,269)

Less: Counterparty set-off (1)		31,548
Total derivative liability net fair value		$(6,914)

(1)	Impact of counterparty right of set-off for derivative instruments subject to certain master netting agreements.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014. The Company’s Bankruptcy Petition in July 2015 represented an event of default under Sabine’s derivative agreements resulting in a termination right by counterparties on all derivative positions at July 15, 2015. As a result, all of Sabine’s derivative agreements have been terminated and there are no outstanding derivative contracts as of December 31, 2015. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

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

The Company measures fair value of its debt based on recent trade activity for fixed rate obligations, Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes, on a Level 2 methodology using quoted market prices which include consideration of the Company’s credit risk. The following table outlines the fair value of the 2017 Notes, 2019 Notes and 2020 Notes as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
	(in thousands)
New Revolving Credit Facility
Carrying Value	$902,148	$545,000
Fair Value	(1)	$512,414

Term Loan Facility
Carrying Value	$700,000	$696,916
Fair Value	(1)	$653,798

2017 Senior Notes
Carrying Value (2)	$350,000	$348,669
Fair Value	$17,281	$190,400

2019 Senior Notes
Carrying Value (2)	$577,914	$293,064
Fair Value	$27,090	$184,932

2020 Senior Notes
Carrying Value (2)	$222,087	$105,234
Fair Value	$10,827	$73,311

(1)	The New Revolving Credit Facility and Term Loan Facility were stated at the carrying value as of December 31, 2015, as a basis for fair value is indeterminable.

(2)

At December 31, 2014 carrying value was equal to the face value, net of discount and were presented as a current liability in the Consolidated Balance Sheets. At December 31, 2015 the carrying value equals the face value and are presented as a long term liability in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets.

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

14.Commitments and Contingencies

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued when probable and reasonably estimable based on the Company’s best estimate of the potential loss. The Company has recognized $26.7 million of accrued liabilities in relation to legal proceedings which is classified within “Other long-term liabilities” and $2 million is classified within “Liabilities Subject to Compromise” in the Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2014 the Company recognized $27.4 million of accrued liabilities in relation to legal proceedings which is classified within “Other long-term liabilities” in the Consolidated Balance Sheet. Additionally, as of December 31, 2015, the Company had AROs of approximately $40.9 million, of which $9.4 million was reported in “Liabilities Subject to Compromise” in the Consolidated Balance Sheet. As of December 31, 2014 Company had AROs of approximately $48.8 million, of which $9.4 million was reported in “Other short-term liabilities” in the Consolidated Balance Sheet attributable to the plugging of abandoned wells.

Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al.

On February 29, 2012, two members of a three-member arbitration panel reached a decision adverse to the Company in the proceeding styled Forest Oil Corp. et al. v. El Rucio Land & Cattle Co. et al. The third member of the arbitration panel dissented. The proceeding was initiated in January 2005 and involves claims asserted by the landowner-claimant based on the diminution in value of its land and related damages allegedly resulting from operational and reclamation practices employed by Forest Oil in the 1970s, 1980s, and early 1990s. The arbitration decision awarded the claimant $23 million in damages and attorneys’ fees and additional injunctive relief regarding future surface-use issues. On October 9, 2012, after vacating a portion of the decision imposing a future bonding requirement on the Company, the trial court for the 55th Judicial District of Harris County, Texas, reduced the arbitration decision to a judgment. The judgment was affirmed by the Court of Appeals for the First District of Texas on July 24, 2014, and a motion for rehearing was denied on August 8, 2014.  The Company filed a petition for review with the Texas Supreme Court on January 5, 2015. On May 1, 2015, the Texas Supreme Court requested full briefing on the merits. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 15, 2015, the bankruptcy court granted an unopposed motion to lift the automatic stay thereby allowing the appeal currently pending in the Texas Supreme Court to move forward.  All briefing in the matter is now completed.

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

On November 11, 2014, the defendants reached an agreement in principle with plaintiffs in the New York action regarding a settlement of that action, and that agreement is reflected in a memorandum of understanding executed by the parties on that date. The settlement, if consummated, would also resolve the Colorado action. In connection with the settlement contemplated by the memorandum of understanding, Forest Oil agreed to make certain additional disclosures related to the proposed transaction with Sabine, which are contained in Forest Oil’s November 12, 2014 Form 8-K, and Sabine agreed that, within 120 days after the closing of the proposed combination transaction, Sabine Investor Holdings LLC will designate for a period of no less than three (3) years at least one additional independent director, as defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as a Sabine Nominee (as defined in Section 1.4 of the Amended and Restated Agreement and Plan of Merger). The total number of Sabine Nominees will remain unchanged, but at least one of the remaining two Sabine Nominees that had not yet been determined was required to be independent. In connection with the closing of the Combination, Thomas Chewning, an independent director as defined in Section 303A.02 of the New York Exchange Listed Company Manual, was appointed as a Sabine Nominee. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

On March 13, 2015, plaintiffs informed Sabine that they believed Sabine had materially violated the terms of the memorandum of understanding by (i) failing to replace or create a mechanism to replace an independent director who resigned from the board of directors in January of 2015, and (ii) making changes to the terms of the merger agreement that were not necessary or required to facilitate the consummation of the proposed transaction without first disclosing and permitting shareholders to vote on the changes. Sabine disagrees with plaintiffs’ position and believes it has fully complied with the memorandum of understanding. In an attempt to facilitate a resolution, however, Sabine offered to: (i) appoint an independent director if an additional director was added to the Board of Directors (bringing the total number of directors to eight) in the next twelve months, and (ii) remove or waive the “Reincorporation Penalty” provision.  Plaintiffs accepted the offer on April 22, 2015, contingent upon the Parties’ reaching agreement on a stipulation of settlement, which they are presently negotiating.

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

On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP”) initiated arbitration against the Company alleging that the Company breached various provisions, along with its duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP entered into in May 2013 and the Acid Gas Handling Agreement with HPIP entered into in May 2014 (collectively, the “HPIP Agreements”).  HPIP also sought to exercise a contractual provision requiring Sabine to purchase the facilities governed by the HPIP agreements in the event the related drilling program terminates.  On December 19, 2014, the Company filed its Answering Statement and Notice of Counterclaim, denying HPIP’s claims and asserting generally that HPIP breached various provisions of the agreements, resulting in damages to the Company.  The Company further alleged that its drilling program had not terminated. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, the arbitration is currently stayed.

On March 8, 2016, the bankruptcy court announced that it would approve rejection of the HPIP Agreements, effective retroactively to September 30, 2015 (but an order has not yet been entered).  The Company will continue to vigorously further defend against any damages asserted by HPIP.

Wilmington Savings Fund Society, FSB v. Forest Oil Corporation

On February 26, 2015, the Company was served with a complaint concerning the indenture governing its 2019 Notes. The complaint is pending in the Supreme Court of the State of New York and generally alleges that certain events of default occurred with respect to the 2019 Notes due to the business combination between Forest Oil Corporation and Sabine Oil & Gas LLC. The Company also received a notice of default and acceleration from the trustee with respect to the 2019 Notes containing similar allegations. If the Company is not successful in their defense of this complaint, the Company may be required to redeem the holders of the 2019 Notes at 101% of the outstanding principal, plus accrued and outstanding interest of the notes. The Company filed its Answer to the complaint on April 17, 2015. The Company believes the allegations against it are without merit and intend to vigorously defend against such claims and pursue any and all defenses available. However, the Company is unable to predict the outcome of such matter, and the proceedings may have a negative impact on the Company’s liquidity, financial condition and results of operations.

The Company is separately evaluating potential claims that it may assert against the trustee for the 2019 Notes for any and all losses the Company may suffer as a result of the complaint or notice. The Company can provide no guarantee that any such claims, if brought by the Company, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims. While the Company intends to vigorously defend the claims against it and believe they are without merit, an adverse ruling could cause the Company’s indebtedness to become immediately due and payable.

Additional claims, lawsuits, or proceedings may be filed or commenced arising out of the indentures to which we are a party and with respect to the business combination.

On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, this matter is currently stayed.

Sabine Oil & Gas Corporation v. Wilmington Trust, N.A.

On July 15, 2015, the Company filed an adversary proceeding asserting, on its behalf, a constructive fraudulent transfer claim against the Term Loan Facility administrative agent Wilmington Trust, N.A.  Specifically, the complaint states that immediately before the Combination between Sabine Oil & Gas LLC and Forest Oil Corporation, both Forest Oil Corporation and Sabine Oil & Gas LLC were insolvent from a balance-sheet standpoint. The complaint likewise alleges that immediately after the Combination, the combined company was insolvent. The complaint also alleges that Forest Oil Corporation and its creditors did not receive reasonably equivalent value in the Combination and financing transactions that occurred simultaneously on December 16, 2014. Specifically the complaint alleges that Forest Oil Corporation’s creditors did not receive reasonably equivalent value in exchange for pledging hundreds of millions of previously unencumbered dollars of oil and gas assets to secure the Term Loan Facility debt that was under-secured, and that Sabine Oil & Gas LLC had previously incurred.  Accordingly, pursuant to Bankruptcy Code Section 551, the Company is seeking to avoid and preserve, for the benefit of the Company’s unsecured creditors, the liens imposed on legacy Forest Oil Corporation assets that were pledged to secure the preexisting Sabine Oil & Gas LLC’s Term Loan Facility. In August 2015, the defendant filed a motion to dismiss, which is not fully briefed. The court first heard oral argument on October 15, 2015, but did not rule.

On December 30, 2015, the official committee for unsecured creditors (the “Creditors Committee”) and counsel for the Forest Notes Trustees filed motions to intervene in the adversary proceeding.  On January 5, 2016, the Creditors Committee also filed an objection to Wilmington Trust, N.A.’s motion to dismiss the complaint.  The court held a second hearing on the motion to dismiss on January 12, 2016, but has yet to rule.

Drilling & Completion

On August 10, 2015 the Bankruptcy Court issued orders allowing the Company to reject its rig and servicing contracts with Nabors effective July 15, 2015 and the total estimated allowable claim has been included in “Liabilities Subject to Compromise” in the Consolidated Balance Sheet” and “Reorganization Items, net” in the Consolidated Statements of Operations” as appropriate. The rejections impacted the Company’s rigs and servicing and eliminated approximately $29 million due over the life of the secured contracts as of the date the contracts were rejected.

On March 8, 2016, the bankruptcy court announced that it would approve rejection of the HPIP Agreements, effective retroactively to September 30, 2015 (but an order has not yet been entered). This rejection eliminates the obligation to drill at least one well per year on the relevant acreage in order to avoid triggering the agreement’s put provision, which would require the Company to purchase the gathering and processing facilities at a contractually mandated price if the drilling program terminated prior to May 2, 2017.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Other Commitments

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes. As a result, the Company has classified all debt as “Liabilities Subject to Compromise” in the Consolidated Balance Sheet as of December 31, 2015. For additional description of the defaults present under the Company’s debt obligations, please see Note 8 herein.

The Bankruptcy Court also issued orders allowing the Company to reject certain office leases effective September 1, 2015 and the total estimated allowable claim of approximately $3.6 million has been included in “Liabilities Subject to Compromise” in the Consolidated Balance Sheet as of December 31, 2015 and “Reorganization Items, net” in the Consolidated Statements of Operations for year ended December 31, 2015, as appropriate.

During 2014, the Company executed ten year gas and condensate gathering agreements for the transportation and processing of natural gas and condensate, covering certain properties in South Texas with contractually obligated annual minimum volume commitments to deliver a cumulative 88.5 Bcfe of gas and 5,150 MBbl of condensate by September 22, 2024 (“the South Texas Agreements”).  Under the terms of the South Texas Agreements, the Company is required to make annual deficiency payments for any shortfalls in delivering the minimum annual volumes under these commitments beginning in the third quarter of 2015, which shall be partially offset by then-existing credit balances for production in excess of minimum commitments, if any. As of December 31, 2015, the Company had not delivered the minimum volumes required for the prior contract year, resulting in a deficiency of approximately $3.0 million which was recognized as “Other operating expenses” in the Consolidated Statement of Operations and as “Liabilities subject to compromise” in the Consolidated Balance Sheets. As of December 31, 2015, the Company has not made the deficiency payment.  Based on the current development plan for these oil and gas assets, the Company does not anticipate that future production from the applicable assets and dedicated area will satisfy the future volume commitments, resulting in substantial deficiency payments over the life of the agreements.  In order to avoid these substantial future deficiency payments, the Company filed a motion in the bankruptcy court to reject the South Texas Agreements.  On March 8, 2016, the bankruptcy court announced that it would approve rejection of the South Texas Agreements, but an order has yet to be entered.  The Company believes that rejection will eliminate any future obligation under the agreements to deliver minimum volumes of gas or condensate, or to make deficiency payments in the event minimum volumes are not delivered. The future contractual obligations of the South Texas Agreements total approximately $30.2 million as of December 31, 2015.

The Company has executed additional gas gathering agreements for the transportation and processing of natural gas, covering certain properties in our core operating areas and contractually obligated minimum volume commitments to deliver a cumulative 6.8 Bcfe of gas by August 2018.  Under the terms of these agreements, the Company is required to make deficiency payments at the end of the contractual term for any shortfalls in delivering the minimum volumes under these commitments. Based on the current development plan for these oil and gas assets, the Company does not anticipate that future production from the applicable assets and dedicated area will satisfy the future volume commitments, resulting in deficiency payments over the life of the agreements.  As of December 31, 2015, the Company has recognized an estimated deficiency of approximately $1.3 million which was recognized as Other operating expenses in the Consolidated Statements of Operations and as Liabilities subject to compromise in the Consolidated Balance Sheets.   The future contractual obligations of the agreements total approximately $6.3 as of December 31, 2015.

The Company leases approximately 73,000 square feet of office space in downtown Houston, Texas, under a lease, which was amended effective January 1, 2014 to terminate on April 30, 2016. The average rent for this space over the life of the lease is approximately $1.6 million per year. As of December 31, 2015, total future commitments are $0.8 million.

Rent expense was approximately $6.3 million, $2.6 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company leases various office and production equipment. As of December 31, 2015, total future commitments are $0.7 million. The majority of Sabine’s operating leases continue with a month to month lease term after initial contractual obligations have expired.

A summary of Sabine’s contractual obligations as of December 31, 2015 is provided in the following table:

Payments due by period

	For the Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Senior secured revolving credit facility (1)	$902.1	$—	$—	$—	$—	$—	$902.1
Term Loan Facility (2)	700.0	—	—	—	—	—	700.0
2017 Senior Notes (2)	350.0	—	—	—	—	—	350.0
2019 Senior Notes (2)	577.9	—	—	—	—	—	577.9
2020 Senior Notes (2)	222.1	—	—	—	—	—	222.1
Office and equipment leases	1.4	0.1	—	—	—	—	1.5
Operating commitments (3)	8.8	9.8	4.7	3.2	2.6	7.4	36.5
Other (4)	14.0	4.3	4.1	4.0	3.8	59.8	90.0
Total	$2,776.3	$14.2	$8.8	$7.2	$6.4	$67.2	$2,880.1

(1)

Includes outstanding principal amounts that were accelerated during 2015. As of December 31, 2015, the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date. This table does not include future commitment fees, interest expense or other fees on these facilities because they are floating rate instruments and Sabine cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of December 31, 2015, the New Revolving Credit Facility had a weighted average interest rate of 4.02%. For more information on the classification of debt, please see Note 2 herein.

(2)

As of December 31, 2015, the 2017 Notes, the 2019 Notes, the 2020 Notes and the Term Loan Facility are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Accrued interest through the petition date was approximately $74.2 million. No interest expense has been recognized subsequent to the petition date.  For more information on the classification of debt, please see Note 2 herein.

(3)

The Company is party to gas and condensate gathering agreements for the transportation and processing of natural gas and condensate for certain properties which provided for contractually obligated annual minimum volume commitments of gas and condensate. Under the terms of the agreements, the Company is required to make annual deficiency payments for any shortfalls in delivering the minimum volumes under these commitments.

(4)

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

15.Employee Benefit Plans
Pension Plans and Postretirement Benefits

As a result of the Combination between Sabine and Forest, Sabine assumed qualified defined benefit pension plans (the “Forest Pension Plan” and the “Wiser Pension Plan”). Sabine also assumed non-qualified unfunded supplementary retirement plans (the “Forest SERP” and the “THX SERP,” and together, the “SERP”) that provide certain retired executives with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The Forest Pension Plan and the Forest SERP were curtailed and all benefit accruals under both plans were suspended effective May 31, 1991. The Wiser Pension Plan was curtailed and all benefit accruals were suspended effective December 11, 1998. The THX SERP was curtailed and all benefit accruals were suspended effective January 1, 2008. The Forest Pension Plan, the Wiser Pension Plan, the Forest SERP, and the THX SERP are hereinafter collectively referred to as the

“Pension Plans.” Effective December 23, 2015, Sabine’s board of directors approved a resolution to terminate the SERP plan.

In addition to the Pension Plans described above, as a result of the Combination between Sabine and Forest, Sabine also assumed a plan that provides postretirement benefits to certain former Forest employees hired on or prior to January 1, 2009, their beneficiaries, and covered dependents. These medical and dental benefits are hereinafter referred to as the “Postretirement Benefits Plan.”

Expected Benefit Payments

As of December 31, 2015, it is anticipated Sabine will be required to provide benefit payments from the Forest Pension Plan trust and the Wiser Pension Plan trust and the Postretirement Benefits Plan in the following amounts:

	2016	2017	2018	2019	2020	2021 - 2025
	(in thousands)
Forest Pension Plan (1)	$2,220	$2,206	$2,178	$2,118	$2,079	$9,317
Wiser Pension Plan (1)	874	865	846	830	812	3,843
Postretirement Benefits Plan	551	563	544	529	510	2,356

(1)	Benefit payments expected to be made to participants in the Forest Pension Plan and Wiser Pension Plan are expected to be paid out of funds held in trusts established for each plan.

Sabine anticipates that it will make contributions in 2016 totaling $0.5 million to the Pension Plans and $0.5 million to the Postretirement Benefits Plan, net of retiree contributions, as applicable.

Benefit Obligations

The following table sets forth the estimated benefit obligations associated with the Pension Plans and Postretirement Benefits Plan.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		Postretirement		Postretirement
	Pension Plans	Benefits Plan	Pension Plans	Benefits Plan
	(in thousands)		(in thousands)
Benefit obligation at the beginning of the year	$44,400	$18,052	$—	$—
Service cost	—	74	—	—
Interest cost	1,479	273	—	—
Amendments	—	90	—	—
Actuarial (gain)/loss	(3,061)	(413)	—	—
Benefits paid	(3,172)	(584)	—	—
Business combination	(440)	(10,383)	44,400	18,052
Benefit obligation at the end of the year	$39,206	$7,109	$44,400	$18,052

Fair Value of Plan Assets

The assets of the Forest Pension Plan and the Wiser Pension Plan measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the table below. There are no assets set aside under the Postretirement Benefits Plan.

	December 31, 2015
	Using Quoted	Using Significant
	Prices in Active	Other	Using Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (1)
	(in thousands)
Cash and cash equivalents	$183	$64	$—	$247
Investment funds—equities:
Research equity portfolio(1)	—	9,778	—	9,778
International stock funds(2)	11,086	—	—	11,086
Investment funds—fixed income:
Short-term fund(3)	1,985	—	—	1,985
Bond fund(4)	6,078	—	—	6,078
Oil and gas royalty interests(5)	—	—	172	172
	$19,332	$9,842	$172	$29,346

(1)

This investment fund’s assets are primarily large capitalization U.S. equities. The investment approach of this fund, which held approximately 224 different securities at December 31, 2015, focuses on diversifying the investment portfolio by delegating the equity selection process to research analysts with expertise in their respective industries. Industry weights are kept similar to those of the S&P 500 Index. As of December 31, 2015, the approximate sector weighting of this fund was comprised of the following: financials (18%), information technology (18%), health care (16%), consumer discretionary (13%), consumer staples (12%), industrials (11%), and other (12%). The fair value of this investment fund was determined based on the net asset value per unit provided by the fund. Sabine performs procedures to validate the net asset value per unit provided by the fund. Such procedures include verifying the pricing of a sample of the underlying securities, with such pricing being directly observable in the marketplace.

(2)

These three investment funds seek long-term growth of principal and income by investing primarily in diversified portfolios of equity securities issued by foreign, medium-to-large companies in international markets including emerging markets. The first fund, which comprises $6.4 million of the international stock funds, seeks to invest in solid, well-established global leaders with emphasis on strong corporate governance, positive future growth opportunities, and growing return on capital. As of December 31, 2015, the approximate sector weighting of this fund, which seeks diversification across regions, countries, and market sectors, was comprised of the following: financials (23%), information technology (23%), health care (14%), consumer discretionary (10%), and other (30%). The second fund, which comprises $3.4 million of the international stock funds, seeks to obtain growth through long-term appreciation of its holdings, selecting investments based upon their current fundamentals. As of December 31, 2015, the approximate sector weighting of this fund, which invests in Asian (excluding Japanese) growth equities with a focus on domestic demand growth rather than an export orientation, was comprised of the following: consumer staples (20%), financials (18%), information technology (16%), consumer discretionary (11%), healthcare (11%) and other (24%). The third fund, which comprises $1.3 million of the international stock funds, seeks to deliver equity-like returns with significantly less volatility by investing in emerging markets equity securities, with country allocations not exceeding 25%. As of December 31, 2015, the approximate sector weighting of this fund was comprised of the following: Short-term securities (26%), information technology (11%), financials (10%), industrials (10%), and other (43%). The fair value of these investment funds was determined based on the funds’ net asset values per unit, which are directly observable in the marketplace.

(3)

This investment fund’s assets are high-quality short-term fixed income securities. This fund generally limits its foreign currency exposure to 20% of its total assets and is actively managed as an enhanced cash strategy, seeking to derive excess returns versus money market fund indices by capturing term, transactional liquidity, credit, and volatility premiums. As of December 31, 2015, the approximate sector weighting of this fund was comprised of the following: cash and cash equivalents (31%), corporate (29%), government related (18%), derivative (13%) and other (9%). The fair value of this investment fund was determined based on the fund’s net asset value per unit, which is directly observable in the marketplace.

(4)

These two investment funds consist of diversified portfolios of bonds. The main investments of the first fund, which comprises $4.9 million of the bond fund, are intermediate maturity fixed income securities with a duration between three and six years, with a maximum of 10% of the portfolio being invested in securities below Baa grade, and up to 30% of the portfolio being invested in non-U.S. dollar denominated securities. As of December 31, 2015, the approximate sector weighting of this fund was comprised of the following: government-related (38%), cash and cash equivalents (27%), securitized (18%), derivative (10%) and other (7%). The second fund, which comprises $1.2 million of the bond fund, seeks to deliver equity-like returns with significantly less volatility by investing in emerging markets debt securities, with country allocations not exceeding 25%. As of December 31, 2015, the approximate sector weighting of this fund was comprised of the following: government related (74%), energy (10%) and other (16%). The fair value of these investment funds was determined based on the funds’ net asset values per unit, which are directly observable in the marketplace.

(5)	The oil and gas royalty interests are valued at their estimated discounted future cash flows, which approximate fair value.

The following table sets forth a rollforward of the fair value of the plan assets.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		Postretirement		Postretirement
	Pension Plans	Benefits Plan	Pension Plans	Benefits Plan
	(in thousands)		(in thousands)
Fair value of plan assets at beginning of the year	$31,395	$—	$—	$—
Actual return on plan assets	(556)	—	—	—
Employer contributions	1,679	494	—	—
Participant contributions	—	90	—	—
Benefits paid	(3,172)	(584)	—	—
Business combination	—	—	31,395	—
Fair value of plan assets at the end of the year	$29,346	$—	$31,395	$—

The following table presents a reconciliation of the beginning and ending balances of the plan assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	Oil and Gas	Oil and Gas
	Royalty Interests	Royalty Interests
	(in thousands)	(in thousands)
Balance at beginning of period	$199	$—
Actual return on plan assets	(27)	—
Purchases, sales, and settlements (net)	—	199
Transfers in and/or out of Level 3	—	—
Balance at end of period	$172	$199

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

The weighted average asset allocations of the Forest Pension Plan and Wiser Pension Plan are set forth in the following table:

	December 31, 2015		December 31, 2014
	Forest	Wiser	Forest	Wiser
	Pension Plan	Pension Plan	Pension Plan	Pension Plan
Fixed income securities	28%	28%	26%	26%
Equity securities	71%	72%	73%	74%
Other	1%	—%	1%	—%
	100%	100%	100%	100%

Funded Status

The following table sets forth the funded status of the Pension Plans and Postretirement Benefits Plan.

	December 31, 2015		December 31, 2014
		Postretirement		Postretirement
	Pension Plans	Benefits Plan	Pension Plans	Benefits Plan
	(in thousands)		(in thousands)
Excess of benefit obligation over plan assets	$9,860	$7,109	$13,004	$18,052
Unrecognized actuarial gain (loss)	(1,517)	413	—	—
Net amount recognized	$8,343	$7,522	$13,004	$18,052
Amounts recognized in the balance sheet consist of:
Accrued benefit liability—current	$—	$466	$128	$628
Accrued benefit liability—noncurrent	9,860	6,643	12,876	17,424
Accumulated other comprehensive	(1,517)	413	—	—
Net amount recognized	$8,343	$7,522	$13,004	$18,052

The following table sets forth the projected and accumulated benefit obligations for the Pension Plans and the fair value of the plan assets.

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Projected benefit obligation	$39,206	$44,400
Accumulated benefit obligation	39,206	44,400
Fair value of plan assets	29,346	31,395

Annual Periodic Expense and Actuarial Assumptions

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions.

	December 31, 2015
		Postretirement
	Pension Plans	Benefits Plan
	(in thousands)
Service cost	$—	$74
Interest cost	1,479	273
Expected return on plan assets	(2,157)	—
Settlement (gain)/loss	(1,854)	—
Recognized actuarial loss	—	—
Total net periodic expense	$(2,532)	$347

Assumptions used to determine net periodic expense:
Discount rate	3.49%	3.66%
Expected return on plan assets	7.00%	n/a

Assumptions used to determine benefit obligations:
Discount rate	3.78%	3.98%

Employee benefit plans were acquired in December of 2014, thus no expenses were recognized as net periodic costs in 2014 and 2013.

The discount rates used to determine the Pension Plans and Postretirement Benefits Plan benefit obligations at December 31, 2015 were 3.78% and 3.98%, respectively. These discount rates were determined by adjusting composite AA bond yields to reflect the difference between the duration of the future estimated cash flows of the Pension Plans and the Postretirement Benefits Plan benefit obligations and the duration of the composite AA bond yields.

The company estimates it will have no net periodic expense for the year ended December 31, 2016 for the Pension Plan and the Postretirement Benefit Plan resulting from the amortization of the related accumulated actuarial loss included in accumulated other comprehensive income at December 31, 2015, as those balances are less than 10% of the project benefit obligation for those plans.

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

	December 31, 2015
	Postretirement Benefits Plan
	1% Increase	1% Decrease
	(in thousands)
Effect on postretirement benefit obligation	$1,288	$(934)

Other Employee Benefit Plans

The Company co-sponsors a 401 (k) tax deferred savings plan (the Plan) and makes it available to employees. The Plan is a defined contribution plan, and the Company may make discretionary matching contributions of up to 6% of each participating employee’s compensation to the Plan. The contributions made by the Company totaled approximately $1.5 million, $1.1 million and $1.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As a result of the Combination between Sabine and Forest, Sabine assumed the obligation to provide life insurance benefits for certain Forest retirees and former executives under split dollar life insurance plans. Under the life insurance plans, Sabine is assigned a portion of the benefits. No current employees are covered by these plans. Sabine has recognized a liability for the estimated cost of maintaining the insurance policies during the postretirement periods of the retirees and former executives, with such liability accreted each period to its present value. Sabine’s estimate of costs expected to be paid in 2016 to maintain these life insurance policies is $0.7 million. The split dollar life insurance obligation recognized in the Consolidated Balance Sheet was $4.8 million and $6.7 million as of December 31, 2015 and 2014, respectively. The discount rate used to determine the obligation was 3.42% and 2.98% as of December 31, 2015 and 2014, respectively. The cash surrender value of the split dollar life insurance policies recognized in the Consolidated Balance Sheets was $6.2 million as of December 31, 2015 and $6.4 million as of December 31, 2014.

16. Condensed Consolidating Financial Information

Subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014,  management identified the omission of the required disclosures and condensed consolidating financial information in accordance with Regulation S-X Rule 3-10. In connection with the consummation of the Combination on December 16, 2014, the Company assumed the 2019 Notes and 2020 Notes, originally issued by Forest. As of the date of the Combination, the legacy Sabine O&G subsidiaries were added as guarantors to the 2019 Notes and 2020 Notes. The 2019 Notes and 2020 Notes are fully and unconditionally, jointly and severally guaranteed by the legacy Sabine O&G subsidiaries. The Company omitted such required disclosure subsequent to the date of the Combination. Such disclosures have been added below on a comparative basis to correct for this omission.

In connection with the consummation of the Combination, Forest entered into that certain (a) First Supplemental Indenture (the “2019 Forest Supplemental Indenture”) to the Indenture, dated as of June 6, 2007, (the “2019 Forest Indenture”), by and among Forest, Sabine East Texas Basin LLC, Sabine Oil & Gas Finance Corporation, Sabine Williston Basin LLC, Sabine Bear Paw Basin LLC, Redrock Drilling, LLC, Sabine South Texas LLC, Giant Gas Gathering LLC, Sabine Mid-Continent Gathering LLC, Sabine South Texas Gathering LLC and Sabine Mid-Continent LLC (collectively, the “New Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 7.25% Senior Notes due 2019 (the “2019 Forest Notes”) and (b) First Supplemental Indenture (the “2020 Forest Supplemental Indenture” and, together with the 2019 Forest Supplemental Indenture, the “Forest Supplemental Indentures”) to the Indenture, dated as of September 17, 2012 (the “2020 Forest Indenture” and, together with the 2019 Forest Indenture, the “Forest Indentures”), by and among Forest, the New Guarantors and the Trustee, relating to the 7.50% Senior Notes due 2020 (the “2020 Forest Notes” and, together with the 2019 Forest Notes, the “Forest Notes”). Pursuant to the Forest Supplemental Indentures, each of the New Guarantors is 100% owned by the Parent Company Issuer, the guarantees are full and unconditional and joint and several.

The assets acquired and liabilities assumed in the Combination were recognized in the Consolidated Balance Sheet at their preliminary fair value as of December 16, 2014 and the operating results of the acquired properties are included in the Condensed Consolidated Financial Information for the period beginning thereafter, see Note 7 herein for details of the Combination.

As of December 31, 2015, the majority of the Company’s subsidiaries were guarantors under the indentures governing the 2019 Notes and 2020 Notes. All of our non-guarantor subsidiaries were considered minor unrestricted subsidiaries under the indenture governing the 2019 Notes and 2020 Notes. As such, the financial information for minor non-guarantor subsidiaries has been combined with the Parent Company Issuer.

Set forth below is condensed consolidating financial information of the Parent Company Issuer, the subsidiary guarantors on a combined basis, and consolidating adjustments. The 2019 Notes and 2020 Notes, which were issued by Sabine Oil and Gas Corporation, are guaranteed by some of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, Sabine Oil and Gas Corporation is referred to as the Parent Company Issuer to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is 100% owned by the Parent Company Issuer.

The following financial information presents consolidating financial statements, which include:

•	Parent Company, including minor non-guarantor subsidiaries;
•	the Guarantor Subsidiaries;
•	elimination entries necessary to consolidate the Parent and the Guarantor Subsidiaries; and
•	Sabine on a consolidated basis.

The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Cash is primarily managed by the Parent Company.

The condensed consolidating financial information set forth below are restated for each of the previous reporting periods ended December 31, 2014 and December 31, 2013.

	Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$208,636	$1	$—	$208,637
Accounts receivable	35,074	1,738	(1,738)	35,074
Prepaid expenses and other current assets	9,692	7	—	9,699
Total current assets	253,402	1,746	(1,738)	253,410
Property, plant and equipment:
Oil and natural gas properties (full cost method)	666,697	4,063,840	—	4,730,537
Gas gathering and processing equipment	—	15,811	—	15,811
Office furniture and fixtures	15,838	—	—	15,838
Total property, plant and equipment	682,535	4,079,651	—	4,762,186
Accumulated depletion, depreciation and amortization	(521,662)	(3,732,144)	—	(4,253,806)
Total property, plant and equipment, net	160,873	347,507	—	508,380
Other assets:
Investment in subsidiaries	(2,334,109)	—	2,334,109	—
Due from subsidiaries	2,665,765	—	(2,665,765)	—
Other long-term assets	35,931	—	—	35,931
Total other assets	367,587	—	(331,656)	35,931
Total assets	$781,862	$349,253	$(333,394)	$797,721

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$103,940	$119	$(1,738)	$102,321
Other short-term liabilities	1,102	59	—	1,161
Total current liabilities	105,042	178	(1,738)	103,482

Asset retirement obligation	24,070	16,790	—	40,860
Due to parent	—	2,665,765	(2,665,765)	—
Other long-term liabilities	47,568	629	—	48,197
Liabilities subject to compromise	2,908,130	—	—	2,908,130
Total liabilities	3,084,810	2,683,362	(2,667,503)	3,100,669
Commitments and contingencies
Total shareholders’ deficit	(2,302,948)	(2,334,109)	2,334,109	(2,302,948)
Total liabilities and shareholders’ deficit	$781,862	$349,253	$(333,394)	$797,721

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues
Oil, natural gas liquids and natural gas	$109,330	$225,654	$—	$334,984
Other	2,711	1,129	(1,613)	2,227
Total revenues	112,041	226,783	(1,613)	337,211
Operating expenses
Lease operating	43,306	45,549	—	88,855
Marketing, gathering, transportation and other	13,079	22,435	(1,613)	33,901
Production and ad valorem taxes	7,195	10,397	—	17,592
General and administrative	13,733	28,954	—	42,687
Depletion, depreciation and amortization	55,130	127,287	—	182,417
Accretion	938	992	—	1,930
Impairments	382,351	1,194,377	—	1,576,728
Other operating expense (income)	24,519	(88)	—	24,431
Total operating expenses	540,251	1,429,903	(1,613)	1,968,541
Other income (expenses)
Interest expense	(180,285)	—	—	(180,285)
Gain on derivative instruments	33,897	—	—	33,897
Equity losses in subsidiaries	(1,203,120)	—	1,203,120	—
Total other income (expenses)	(1,349,508)	—	1,203,120	(146,388)
Reorganization items, net	(458,838)	—	—	(458,838)
Net loss before income taxes	(2,236,556)	(1,203,120)	1,203,120	(2,236,556)
Income tax expense	(3,087)	—	—	(3,087)
Net income (loss)	$(2,239,643)	$(1,203,120)	$1,203,120	$(2,239,643)

	Condensed Consolidating Statement of Comprehensive Loss
	For the Year Ended December 31, 2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Net income (loss)	$(2,239,643)	$(1,203,120)	$1,203,120	$(2,239,643)

Other comprehensive loss
Pension and postretirement benefit plans - net actuarial loss	(1,104)	-	-	(1,104)
Other comprehensive loss	(1,104)	-	-	(1,104)
Comprehensive income (loss)	$(2,240,747)	$(1,203,120)	$1,203,120	$(2,240,747)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by operating activities	134,409	-	-	134,409

Cash flows from investing activities:
Oil and natural gas property additions	(332,771)	-	-	(332,771)
Gas processing equipment additions	(1,497)	-	-	(1,497)
Other asset additions	(1,877)	-	-	(1,877)
Cash received from sale of assets	6,749	-	-	6,749
Advances to subsidiaries	-	(1,258)	1,258	-
Net cash used in investing activities	(329,396)	(1,258)	1,258	(329,396)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	425,987	-	-	425,987
Debt repayments for the senior secured revolving credit facility	(24,324)	-	-	(24,324)
Debt issuance costs	(1,110)	-	-	(1,110)
Shares repurchased	(181)	-	-	(181)
Proceeds from subsidiaries	1,258	-	(1,258)	-
Net cash provided by financing activities	401,630	-	(1,258)	400,372

Net increase (decrease) in cash and cash equivalents	206,643	(1,258)	-	205,385
Cash and cash equivalents, beginning of period	1,993	1,259	-	3,252
Cash and cash equivalents, end of period	$208,636	$1	$-	$208,637

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)	(as restated)	(as restated)	(as reported)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,993	$1,259	$—	$3,252
Accounts receivable	108,110	470	(470)	108,110
Prepaid expenses and other current assets	12,601	491	—	13,092
Derivative instruments	160,217	—	—	160,217
Total current assets	282,921	2,220	(470)	284,671
Property, plant and equipment:
Oil and natural gas properties (full cost method)	614,556	3,918,960	—	4,533,516
Gas gathering and processing equipment	—	14,315	—	14,315
Office furniture and fixtures	14,030	—	—	14,030
Total property, plant and equipment	628,586	3,933,275	—	4,561,861
Accumulated depletion, depreciation and amortization	(85,285)	(2,410,508)	—	(2,495,793)
Total property, plant and equipment, net	543,301	1,522,767	—	2,066,068
Other assets:
Deferred financing costs, net	34,862	—	—	34,862
Investment in subsidiaries	(1,130,992)	—	1,130,992	—
Due from subsidiaries	2,639,738	—	(2,639,738)	—
Other long-term assets	6,665	—	—	6,665
Total other assets	1,550,273	—	(1,508,746)	41,527
Total assets	$2,376,495	$1,524,987	$(1,509,216)	$2,392,266

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$339,772	$118	$(470)	$339,420
Derivative instruments	4,645	—	—	4,645
Current maturities of long-term debt, net of discount	1,988,883	—	—	1,988,883
Other short-term liabilities	14,236	68	—	14,304
Total current liabilities	2,347,536	186	(470)	2,347,252

Asset retirement obligation	23,983	15,399	—	39,382
Derivative instruments	2,269	—	—	2,269
Due to parent	—	2,639,738	(2,639,738)	—
Other long-term liabilities	66,499	656	—	67,155
Total liabilities	2,440,287	2,655,979	(2,640,208)	2,456,058
Commitments and contingencies
Shareholders’ deficit:
Total shareholders’ deficit	(63,792)	(1,130,992)	1,130,992	(63,792)
Total liabilities and shareholders’ deficit	$2,376,495	$1,524,987	$(1,509,216)	$2,392,266

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2014
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)	(as restated)	(as restated)	(as reported)
	(in thousands)

Revenues
Oil, natural gas liquids and natural gas	$7,855	$454,508	$—	$462,363
Other	—	3,250	(890)	2,360
Total revenues	7,855	457,758	(890)	464,723
Operating expenses
Lease operating	1,244	50,018	—	51,262
Marketing, gathering, transportation and other	247	24,264	(890)	23,621
Production and ad valorem taxes	264	17,897	—	18,161
General and administrative	932	29,441	—	30,373
Depletion, depreciation and amortization	4,085	185,431	—	189,516
Accretion	37	921	—	958
Impairments	233	422,859	—	423,092
Other operating expense (income)	26,940	(1,357)	—	25,583
Total operating expenses	33,982	729,474	(890)	762,566
Other income (expenses)
Interest expense	(115,559)	—	—	(115,559)
Gain on derivative instruments	121,669	—	—	121,669
Equity losses in subsidiaries	(271,716)	—	271,716	—
Total other income (expenses)	(265,606)	—	271,716	6,110
Net income (loss) before income taxes	(291,733)	(271,716)	271,716	(291,733)
Income tax expense	(34,987)	—	—	(34,987)
Net income (loss)	$(326,720)	$(271,716)	$271,716	$(326,720)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2014
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)	(as restated)	(as reported)	(as reported)

	(in thousands)
Cash flows from operating activities:
Net cash (used in)/ provided by operating activities	209,201	-	-	209,201

Cash flows from investing activities:
Oil and natural gas property additions	(548,841)	-	-	(548,841)
Oil and natural gas property acquisitions	(36,772)	-	-	(36,772)
Cash received in Forest acquisition	134,887	-	-	134,887
Gas processing equipment additions	(2,988)	-	-	(2,988)
Other asset additions	(2,242)	-	-	(2,242)
Cash received from sale of assets	17,342	-	-	17,342
Advances to subsidiaries	-	(265)	265	-
Net cash used in investing activities	(438,614)	(265)	265	(438,614)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	1,209,835	-	-	1,209,835
Debt repayments for the senior secured revolving credit facility	(969,835)	-	-	(969,835)
Debt issuance costs	(19,156)	-	-	(19,156)
Proceeds from subsidiaries	(265)	-	(265)	-
Net cash provided by financing activities	221,109	-	(265)	220,844

Net decrease in cash and cash equivalents	(8,304)	(265)	-	(8,569)
Cash and cash equivalents, beginning of period	10,297	1,524	-	11,821
Cash and cash equivalents, end of period	$1,993	$1,259	$-	$3,252

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2013
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)	(as restated)	(as restated)	(as reported)
	(in thousands)

Revenues
Oil, natural gas liquids and natural gas	$—	$354,223	$—	$354,223
Other	—	2,193	(1,438)	755
Total revenues	—	356,416	(1,438)	354,978
Operating expenses
Lease operating	—	44,620	—	44,620
Marketing, gathering, transportation and other	—	19,005	(1,438)	17,567
Production and ad valorem taxes	—	17,824	—	17,824
General and administrative	—	27,469	—	27,469
Depletion, depreciation and amortization	1,234	135,834	—	137,068
Accretion	—	952	—	952
Impairments	1,125	—	—	1,125
Other operating expense (income)	(889)	31	—	(858)
Total operating expenses	1,470	245,735	(1,438)	245,767
Other income (expenses)
Interest expense	(99,448)	—	—	(99,448)
Gain on derivative instruments	814	—	—	814
Equity earnings in subsidiaries	110,681	—	(110,681)	—
Total other income (expenses)	12,047	—	(110,681)	(98,634)
Net income before income taxes	10,577	110,681	(110,681)	10,577
Income tax expense	—	—	—	—
Net income	$10,577	$110,681	$(110,681)	$10,577

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2013
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(as restated)	(as restated)	(as reported)	(as reported)

	(in thousands)
Cash flows from operating activities:
Net cash (used in)/ provided by operating activities	217,198	-	-	217,198

Cash flows from investing activities:
Oil and natural gas property additions	(360,080)	-	-	(360,080)
Cash received from insurance proceeds	604	-	-	604
Gas processing equipment additions	(4,014)	-	-	(4,014)
Other asset additions	(2,075)	-	-	(2,075)
Cash received from sale of assets	171,756	-	-	171,756
Advances to subsidiaries	(1,470)		1,470	-
Net cash provided by (used in) investing activities	(195,279)	-	1,470	(193,809)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	193,000	-	-	193,000
Borrowings under second lien term loan	153,500	-	-	153,500
Debt repayments for the senior secured revolving credit facility	(348,000)	-	-	(348,000)
Debt issuance costs	(6,261)	-	-	(6,261)
Distributions	(10,000)	-	-	(10,000)
Proceeds from subsidiaries	-	1,470	(1,470)	-
Net cash provided by (used in) financing activities	(17,761)	1,470	(19,231)	(17,761)

Net increase in cash and cash equivalents	4,158	1,470	-	5,628
Cash and cash equivalents, beginning of period	6,139	54	-	6,193
Cash and cash equivalents, end of period	$10,297	$1,524	$-	$11,821

SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental information regarding the Company’s oil and natural gas producing activities is presented in accordance with the requirements of Section 932-235-50 of the ASC.

Costs Incurred

The costs incurred in oil and natural gas acquisitions, exploration and development activities were as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Property acquisition costs, proved	$—	$378,037	$—
Property acquisition costs, unproved	5,475	227,285	51,184
Exploration and extension well costs	—	—	4,553
Development costs	191,077	533,212	371,525
Asset retirement costs	469	702	993
Total Costs	$197,021	$1,139,236	$428,255

Capitalized Costs

The capitalized costs in oil and natural gas properties were as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)

Proved properties	$4,730,537	$4,214,260	$3,204,317
Unproved properties	—	319,256	208,823
	4,730,537	4,533,516	3,413,140

Accumulated depletion, depreciation and amortization	(4,237,995)	(2,483,583)	(2,049,132)
Net capitalized costs	$492,542	$2,049,933	$1,364,008

Results of Operations

Results of operations for oil and natural gas producing activities, which exclude processing and other activities, corporate general and administrative expenses, and straight-line depreciation expense on non-oil and natural gas assets, were as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$334,984	$462,363	$354,223
Operating expenses:
Lease operating	88,855	51,262	44,620
Marketing, gathering, transportation and other	33,901	23,621	17,567
Production and ad valorem taxes	17,592	18,161	17,824
Depletion	178,816	186,799	134,213
Accretion	1,930	958	952
Impairments	1,575,596	247,652	—
Results of operations	$(1,561,706)	$(66,090)	$139,047

Oil and Natural Gas Reserves and Related Financial Data

Users of this information should be aware that the process of estimating quantities of “proved”, “proved developed” and “proved undeveloped” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time.

The following tables set forth our total proved reserves and the changes in our total proved reserves. These reserve estimates are based in part on reports prepared by Ryder Scott and Miller and Lents, independent petroleum engineers, utilizing data compiled by us. In preparing their reports, Ryder Scott evaluated properties representing all of our proved reserves at December 31, 2015 and 2014 and Miller and Lents evaluated properties representing all of our proved reserves at December 31, 2013. Our proved reserves are located onshore in the United States. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with production history. Accordingly, these estimates are subject to change as additional information becomes available. Proved reserves are the estimated quantities of oil, natural gas liquids and natural gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in future years from known oil and natural gas reservoirs under existing economic conditions, operating methods and government regulations at the end of the respective years.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  Sabine has formulated development plans for all drilling locations associated with its PUDs at December 31, 2015.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Proved reserves as of December 31, 2015, 2014 and 2013 were estimated using the average of the historical unweighted first-day-of-the-month prices of oil and natural gas for the prior twelve months as required under SEC rules. The average of the historical unweighted first-day-of-the-month prices for the prior twelve month periods ended December 31, 2015, 2014 and 2013 were $2.58, $4.35 and $3.67, respectively, for natural gas. The average of the historical unweighted first-day-of-the-month prices for the prior twelve month periods ended December 31, 2015, 2014 and 2013 were $50.28, $94.99 and $96.78, respectively, for oil. The average of the historical unweighted first-day-of-the-month prices for the prior twelve month periods ended December 31, 2015, 2014 and 2013 were $19.90, $44.84 and

$41.23, respectively, for NGLs. With respect to future development costs and operating expenses, the Company derived estimates using the current cost environment at year end, which is consistent with current SEC rules.

				Natural Gas
	Oil	NGLS	Natural Gas	Equivalents
	(MBbls)	(MBbls)	(Bcf)	(Bcfe)
Estimated Proved Reserves
Balance at December 31, 2012	16.0	29.4	709.0	980.8
Revisions of previous estimates	0.1	—	(58.3)	(57.4)
Extensions and discoveries	6.9	5.4	73.7	147.5
Production	(1.4)	(1.8)	(44.0)	(63.4)
Sales of minerals in place	(4.7)	(8.0)	(92.1)	(168.2)
Balance at December 31, 2013	16.9	25.0	588.3	839.3
Revisions of previous estimates	(3.4)	(4)	(53.9)	(97.9)
Extensions and discoveries	1.6	6.9	257.3	308.1
Production	(2.1)	(2.1)	(48.3)	(73.4)
Purchases of minerals in place	7.2	15.3	246.5	381.8
Sales of minerals in Place	(0.1)	—	(0.1)	(0.9)
Balance at December 31, 2014	20.1	41.1	989.8	1,357.1
Revisions of previous estimates	(8.7)	(15.3)	(414.0)	(558.1)
Extensions, additions and discoveries	0.7	0.4	8.9	15.2
Production	(2.8)	(3.2)	(66.2)	(102.0)
Purchases of minerals in place	—	—	—	—
Sales of minerals in Place	(0.1)	(1.0)	(4.2)	(10.4)
Balance at December 31, 2015	9.2	22.0	514.3	701.8
Estimated Proved Developed Reserves
Balance at December 31, 2013
Proved developed	6.0	11.6	360.6	466.1
Proved undeveloped	10.9	13.4	227.7	373.2
Total	16.9	25.0	588.3	839.3
Balance at December 31, 2014
Proved developed	13.6	23.8	520.4	745.5
Proved undeveloped	6.5	17.3	469.4	611.6
Total	20.1	41.1	989.8	1,357.1
Balance at December 31, 2015
Proved developed	7.7	16.2	396.3	539.9
Proved undeveloped	1.5	5.8	118.0	161.9
Total	9.2	22.0	514.3	701.8

The proved oil and natural gas reserves utilized in the preparation of the financial statements were estimated by Ryder Scott as of December 31, 2015 and 2014 and Miller & Lents as of December 31, 2013.  These independent petroleum consultants made their estimations in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement.

Revisions of previous estimates. In 2013, as a result of increased development and operating costs, the Company reduced the development program and rig count which resulted in reclassification of certain proved undeveloped reserves to probable undeveloped reserves. In 2014, as a result of a decline in oil and natural gas prices in late 2014, the Company further reduced the development program and rig count which resulted in reclassification of certain proved undeveloped oil reserves in the Eagle Ford to probable undeveloped reserves. In addition to pricing, 2014 downward revisions were attributable to a combination of adjustments in working interest and performance revisions. In 2015, the negative revisions of 558.1 Bcfe were primarily a result of a decline in oil and natural gas prices and the resulting reduction in the 5-year development plan.

Extensions and discoveries. In 2013, the Company had 147.5 Bcfe of extensions and discoveries, which were primarily due to exploration and development activities in the Texas Panhandle and Eagle Ford in South Texas. In 2014 the Company had 308.1 Bcfe of extensions and discoveries which were primarily due to refocusing the Company’s development program on primarily gas assets in East Texas. In 2015, the 15.2 Bcfe of extensions and discoveries were a result of the development of probable locations into producing wells.

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

Under the standardized measure, future cash inflows were estimated by using the average of the historical unweighted first-day-of-the-month prices of oil and natural gas for the prior twelve month periods ended December 31, 2015, 2014 and 2013. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development and production costs based on year end costs in order to arrive at net cash flows before tax. Use of a 10% discount rate and year-end prices and costs are required by ASC 932.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

The standardized measure of discounted future net cash flows from our estimated proved oil and natural gas reserves follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows	$2,013,603	$7,275,793	$4,667,459
Less related future:
Production costs	(950,399)	(2,393,000)	(1,127,359)
Development costs	(145,820)	(1,158,096)	(682,876)
Income taxes	(5,963)	(24,211)	—
Future net cash inflows	911,421	3,700,486	2,857,224

10% annual discount for estimated timing of cash flows	(427,545)	(1,989,342)	(1,506,352)

Standardized measure of discounted future net cash flows	$483,876	$1,711,144	$1,350,872

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning Balance	$1,711,144	$1,350,872	$909,793
Revisions of previous estimates
Changes in prices and costs	(872,748)	75,758	186,943
Changes in quantities	(320,999)	(180,481)	45,167
Additions to proved reserves	27,960	181,845	392,752
Purchases of reserves	—	540,948	—
Sales of reserves	(15,353)	(4,334)	(152,677)
Accretion of discount	171,114	135,087	90,973
Sales of oil and gas, net	(194,636)	(369,318)	(274,180)
Change in estimated future development costs	(6,270)	(71,391)	22,181
Previously estimated development costs incurred	139,239	112,926	117,377
Changes in rate of production and other, net	(154,178)	(55,099)	12,543
Net change in the income tax	(1,536)	(5,669)	—
Net change	(1,227,407)	360,272	441,079
Ending Balance	$483,737	$1,711,144	$1,350,872

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, David J. Sambrooks, and our Chief Financial Officer, Michael D. Magilton, Jr., we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act, as of the end of the period covered by this report. Because of the matters discussed below under “Commentary Regarding a Material Misstatement,”  Messrs. Sambrooks and Magilton have concluded that as of December 31, 2015, our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act  is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Sabine’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13(a) – 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. An evaluation of the design and effectiveness of our internal control over financial reporting, based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Because of the matters discussed below under “Commentary Regarding a Material Misstatement,” Sabine’s management concluded that its internal control over financial reporting was ineffective as of December 31, 2015.

Commentary Regarding Previously Disclosed Forest Internal Control Issues

As set forth and included in our Annual Report on Form 10-K for the year ended December 31, 2014, prior to the Combination and as of the end of the quarterly period ended September 30, 2014, Forest disclosed that its internal control over financial reporting was ineffective as of, and for certain periods prior to, September 30, 2014, due to material weaknesses including Information technology general controls,  Division of interest and Ceiling limitation test. Sabine did not perform an assessment of internal controls over financial reporting as of December 31, 2014 and therefore could give no assurance that the material weaknesses were remediated.

Sabine did not adopt Forest’s systems and processes. Reliance on Forest’s systems and processes ceased during 2015 as Sabine’s business integration procedures rendered them obsolete. In late 2014 and continuing through 2015, our management initiated and completed an evaluation and program of documentation, implementation and testing of Sabine’s internal control over financial reporting as of December 31, 2015. Sabine’s information technology general controls relevant to user access and change management were deemed effective. Sabine’s controls relevant to division of interest master files changes and those relevant to the analysis of inputs and subsequent performance of the ceiling limitation test were deemed effective. As of December 31, 2015 the aforementioned material weaknesses  were sufficiently addressed by Sabine’s business integration procedures and other relevant processes and internal controls.

Commentary Regarding an Immaterial Misstatement

As disclosed in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 and previously disclosed in Item 4 of the March 31, 2015 Quarterly Report on Form 10-Q, during the first quarter of 2015 management evaluated and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014. The material weakness related to ineffective communication and management review controls following the reclassification of debt in the Consolidated Balance Sheet as of December 31, 2014, that resulted in a misstatement in the presentation of deferred taxes associated with the 2019 Notes and 2020 Notes.

Subsequent to identifying the material weakness, management has designed, implemented and operated internal controls relevant to the identification and assessment of transactions with the potential to impact the presentation of deferred taxes. More specifically, management implemented a control within the tax process to enhance management’s review of balance sheet classifications and the related impact regarding the calculation of and presentation of deferred taxes to ensure deferred taxes were reported in accordance to ASC 740-10-45. Furthermore, procedures related to identifying, assessing and communicating significant or unusual transactions were embedded and formalized within an existing control. Sabine management initiated and completed an evaluation and program of documentation, implementation and testing of Sabine’s internal control over financial reporting as of December 31, 2015 and controls relevant to identifying and assessing transactions with the potential to impact the presentation of deferred taxes were deemed effective, thus remediating the aforementioned material weakness.

Commentary Regarding a Material Misstatement

As disclosed in Note 16 of our Annual Report on Form 10-K for the year ended December 31, 2015, during the fourth quarter of 2015 management evaluated and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014 that had not been remediated as of December 31, 2015.  The material weakness related to the design and operating effectiveness of controls concerning the review of material agreements and changes to material agreements associated with significant, unusual or nonrecurring transactions as well as controls concerning the application of Rule 3-10 of Regulation S-X in relation to the 2019 Notes and 2020 Notes, that resulted in the omission of required condensed consolidating financial information reported separately for the parent company issuer, the subsidiary guarantors on a combined basis, the consolidating adjustments and the consolidated totals, which should have been reported as a footnote to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Subsequent to identifying the material weakness during the fourth quarter of 2015, management has designed, implemented and operated internal controls relevant to performing required assessment for financial statements required by Regulation S-X, and footnote or financial statement preparations; however, as of December 31, 2015 a population sufficient for testing the internal controls did not exist, thus management was unable to conclude that the material weakness had been remediated.

Changes in Internal Control over Financial Reporting

Except for the changes discussed above, there has been no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The current directors and executive officers of Sabine, as of March 23, 2016, are as follows:

Name	Age	Position
David J. Sambrooks	57	President, Chief Executive Officer and Chairman of the Board
Michael D. Magilton, Jr.	39	Senior Vice President and Chief Financial Officer
R. Todd Levesque	46	Executive Vice President and Chief Operating Officer
Cheryl R. Levesque	43	Senior Vice President, Asset Development
Thomas N. Chewning	71	Director
Jonathan Foster	55	Director
Alex T. Krueger	42	Director
Patrick R. McDonald	59	Director
Duane C. Radtke	67	Director
Brooks M. Shughart	38	Director
John Yearwood	56	Director

David J. Sambrooks.    Mr. Sambrooks has served as President, Chief Executive Officer and Chairman of the Board of Directors of Sabine since December 2014. Mr. Sambrooks previously served as Chief Executive Officer and Director of Sabine O&G from May 2007 until the closing of the Combination. Mr. Sambrooks has extensive experience in executive management, engineering and business development. Prior to joining Sabine O&G in early 2007, he served as Vice President and General Manager of Devon Energy Corporation’s Southern Division, and prior to that their International Division. Mr. Sambrooks also held other senior positions with Santa Fe Energy Corporation. Mr. Sambrooks received a Bachelor of Science degree in Mechanical Engineering from the University of Texas at Austin and a Master of Business Administration from the Executive Program at the University of Houston. Mr. Sambrooks is on the board, and currently board president, of Communities in Schools, Houston.

Michael D. Magilton, Jr.   Mr. Magilton has served as Senior Vice President and Chief Financial Officer of Sabine since January 1, 2015. Mr. Magilton previously served as Vice President, Finance & Treasurer of Quantum Resources Management from January 2011 to December 2014. He previously served as Vice President of Aurora Capital Group from July 2007 to December 2010 and prior to that held positions with private equity firms Wellspring Capital Management and First Reserve Corporation. Mr. Magilton began his career as an investment banking analyst with Banc of America Securities and Morgan Stanley. Mr. Magilton graduated with a Bachelor of Science degree in Business Administration from Creighton University, with a double major in International Business and Finance, and obtained his MBA from Harvard Business School.

R. Todd Levesque.    Mr. Levesque has served as Executive Vice President and Chief Operating Officer of Sabine since December 2014. Mr. Levesque previously served as Executive Vice President and Chief Operating Officer of Sabine O&G starting in October 2013 until the closing of the Combination. His previous roles at Sabine O&G were Vice President, Engineering and Development, from 2007 to February 2013, and Senior Vice President, Engineering and Development, from February 2013 to October 2013. Prior to joining Sabine O&G in 2007, Mr. Levesque held various senior level management positions with Devon/Ocean Energy, Burlington Resources and Amerada Hess. Mr. Levesque earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. Mr. Levesque is married to Cheryl R. Levesque, who currently serves as Senior Vice President, Asset Development of Sabine.

Cheryl R. Levesque.    Ms. Levesque has served as Senior Vice President, Asset Development of Sabine since December 2014. Ms. Levesque previously served as Senior Vice President, Asset Development of Sabine O&G starting in August 2014 until the closing of the Combination. Ms. Levesque joined Sabine O&G in 2008 as Vice President, Production & Operations and held this position until February 2013. From February 2013 to October 2013, Ms.

Levesque served as Senior Vice President, Production & Operations and from October 2013 to August 2014, served as Senior Vice President, Engineering and Development of Sabine O&G. Prior to joining Sabine O&G, Ms. Levesque held the position of Exploitation Supervisor with Devon Energy Corporation. She also held senior technical positions of increasing responsibility with Ocean Energy and Burlington Resources. Ms. Levesque obtained her Bachelor of Science in Petroleum Engineering from Texas Tech University. She is a Registered Professional Engineer in Texas. Ms. Levesque is married to R. Todd Levesque, who currently serves as Executive Vice President and Chief Operating Officer of Sabine.

Thomas N. Chewning.    Mr. Chewning has served as a Director of Sabine since December 2014. Mr. Chewning has over 40 years of experience in a variety of businesses, with tenures as chief executive officer and chief financial officer. He began his career as a commercial lending officer and executive in the commercial banking industry, and served as President of Air Van Lines, Inc. Mr. Chewning joined Dominion Resources, Inc. (NYSE: D) in 1987 where he held a variety of financial positions with its operating subsidiaries. From 1995 to 1999 he held the positions of President and Chief Executive Officer of Dominion Energy, a Dominion Resources subsidiary, and led Dominion’s acquisition and development of its oil and gas properties. In 1999, Mr. Chewning was named Chief Financial Officer of Dominion Resources, a position he held until his retirement in 2009. Mr. Chewning received a Bachelor of Arts degree in History from the University of North Carolina at Chapel Hill and his MBA from the Wharton School of Finance.

Jonathan F. Foster.    Mr. Foster is a Managing Director of Current Capital LLC, a private equity investing and management services firm. Previously, from 2007 until 2008, Mr. Foster served as Managing Director and Co-Head of Diversified Industrials and Services at Wachovia Securities. From 2005 until 2007, he served as Executive Vice President Finance and Business Development of Revolution LLC. From 2002 until 2004, Mr. Foster was a Managing Director of The Cypress Group, a private equity investment firm, where he led the industrial and services group. From 2001 until 2002, he served as a Senior Managing Director of Bear Stearns & Co. From 1999 until 2000, Mr. Foster served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of ToysRUs.com, Inc. Previously, Mr. Foster was also with Lazard for over ten years in various positions, including as a Managing Director. Mr. Foster currently serves as a director of Masonite International Corporation (NYSE: DOOR), Lear Corporation (NYSE: LEA), Chemtura Corporation (NYSE: CHMT) and Berry Plastics Group, Inc. (NYSE: BERY).

Alex T. Krueger.    Mr. Krueger has served as a Director of Sabine since December 2014. Mr. Krueger served as a director of Sabine O&G from February 2011 until the closing of the Combination. Mr. Krueger is Co-CEO and President of First Reserve which he joined in 1999 and is jointly responsible for supervision of First Reserve’s investment program and strategy, as well as overall management of the firm. Mr. Krueger is also responsible for the origination, structuring, execution and monitoring of investments across the global energy industry, with particular expertise in the natural resources sector. Prior to joining First Reserve, Mr. Krueger worked in the Energy group of Donaldson, Lufkin & Jenrette in Houston. Mr. Krueger holds two Bachelor of Science degrees from the University of Pennsylvania, one in Chemical Engineering and one in Finance and Statistics from the Wharton School.

Patrick R. McDonald.    Mr. McDonald has served as a Director of Sabine since December 2014, and prior to the Combination, as a director of Forest since 2004. Mr. McDonald served as President, Chief Executive Officer and Director of Forest from September 2012 until the closing of the Combination. Mr. McDonald served as Forest’s Interim Chief Executive Officer starting in June 2012. He was appointed as the Chief Executive Officer and as a Director of Carbon Natural Gas Co. in 2011, and continues to serve in such capacities. He has also served as Chief Executive Officer, President and Director of Carbon Natural Gas Co.’s predecessor company Nytis Exploration Company since 2004. From 1998 to 2003, Mr. McDonald served as President, Chief Executive Officer, and Director of Carbon Energy Corporation, an oil and gas exploration and production company. From 1987 to 1997, Mr. McDonald served as Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing, and marketing company. Prior to that, he worked as an exploration geologist with Texaco, Inc. where he was responsible for oil and gas exploration efforts in the Middle and Far East. Until his appointment as interim Chief Executive Officer of Forest, Mr. McDonald was a member of the Forest board’s audit committee and served as chairman of the Compensation Committee. In March 2011, Mr. McDonald was elected as a director and Chairman of Lone Pine Resources Inc., an oil and gas exploration, development and production company. He is a Certified Petroleum Geologist and is a member of the American Association of Petroleum Geologists and Canadian Society of Petroleum Geologists. Mr. McDonald

received a bachelor’s degree in geology and economics from Ohio Wesleyan University and a Master’s in Business Administration in Finance from New York University.

Duane C. Radtke.    Mr. Radtke has served as Lead Director of the Board of Directors of Sabine since December 2014. Mr. Radtke served as a director of Sabine O&G from June 2008 and became Chairman of the Board of Directors of Sabine O&G in August 2009 until the closing of the Combination. Mr. Radtke has over 40 years of experience in energy executive management, engineering and business development. From 2001 until retiring, Mr. Radtke served as President and Chief Executive Officer of Dominion Exploration and Production, a subsidiary of Dominion Resources, Inc., and Executive Vice President of Dominion Resources, Inc. Previously, Mr. Radtke served as President of Devon International. Mr. Radtke is currently a director of Devon Energy Corporation, a public company, KrisEnergy Ltd., a public company whose shares are traded in Singapore, Offshore Energy Center and the Palmer Drug Abuse Program. Mr. Radtke serves as the President and Chief Executive Officer of Valiant Exploration LLC, which is engaged in investments in the oil and gas industry. Mr. Radtke is a former Chairman of the American Exploration and Production Council and former Chairman of Spindletop Charities. Mr. Radtke earned a Bachelor of Science in Mining Engineering from the University of Wisconsin.

Brooks M. Shughart.    Mr. Shughart has served as a Director of Sabine since December 2014. Mr. Shughart served as a director of Sabine O&G from December 2012 until the closing of the Combination. Mr. Shughart is a Director of First Reserve which he joined in 2012. His responsibilities range from deal origination and structuring to due diligence, execution and monitoring, with particular focus on the reserves sector. Prior to joining First Reserve, Mr. Shughart was a Director in the Mergers and Acquisitions Group for Credit Suisse. Prior to Credit Suisse, he held positions in the energy groups of Lazard Freres and Donaldson, Lufkin & Jenrette/CS First Boston. Mr. Shughart holds a Bachelor of Business Administration degree in Finance from The University of Texas. Mr. Shughart also serves on the Board of Directors of KrisEnergy Ltd., a public company whose shares are traded in Singapore.

John Yearwood.    Mr. Yearwood has served as a Director of Sabine since December 2014. Mr. Yearwood served as a director of Sabine O&G from June 2007 until the closing of the Combination. Mr. Yearwood currently serves on the Board of Directors of Nabors Industries, Ltd., Barra Energia, Sheridan Production Partners, Premium Oilfield Services and Foro Energy. Until 2010, he served as the Chief Executive Officer, President and Chief Operating Officer of Smith International, Inc. Mr. Yearwood was first elected to Smith’s Board of Directors in 2006 and remained on the board until he successfully negotiated and completed the sale of Smith to Schlumberger Ltd. in August 2010. Before joining Smith, Mr. Yearwood spent 27 years with Schlumberger in numerous operations management and staff positions throughout Latin America, Europe, North Africa and North America, including as President and in financial director positions. Mr. Yearwood received a Bachelor of Science Honors Degree in Geology and the Environment from Oxford Brookes University in England.

Family Relationships

There are no family relationships among any director, executive officer or person nominated to become a director of Sabine, other than between R. Todd Levesque and Cheryl R. Levesque, who are married.

Section 16(a) Beneficial Ownership Reporting Compliance

Each person who, at any time during 2015, was a director, officer or beneficial owner of more than 10% of our common stock is required by Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the reports.

Based solely on our review of the reports furnished to us and written representations received from the directors and executive officers, we believe that, during 2015, all of our directors, executive officers and beneficial owners of more than 10% of our common stock timely complied with all Section 16(a) filing requirements.

Corporate Governance Principles and Information about the Board and its Committees

Board Independence

Our Corporate Governance Guidelines provide that a majority of the Board will consist of independent directors. Upon the closing of the Combination, the New York Stock Exchange (“NYSE”) suspended trading in our common stock and commenced delisting proceedings due to our failure to meet the continued listing standards under Rule 802.01C of the NYSE Listed Company Manual. On December 17, 2014, our common stock began trading over the counter on the OTCQB Marketplace and beginning July 15, 2015, our common stock ceased trading on OTCQB Marketplace and began trading on OTC Pink Marketplace. Even though our common stock is no longer listed on the NYSE, our Board continues to refer to the independence standards as adopted by the NYSE, as well as the SEC’s additional standards for audit committee members, in making determinations of independence. Based on information provided by the members, the Board has determined that six of our directors are independent under the NYSE’s independence standards, including Messrs. Duane C. Radtke, John Yearwood, Thomas N. Chewning, Alex T. Krueger, Brooks M. Shughart and Jonathan F. Foster and that Messrs. Radtke, Yearwood, Chewning and Foster also satisfy the SEC’s additional independence standards for audit committee members. Only directors who have been determined to be independent under the NYSE standards serve on our Compensation Committee and Nominating and Governance Committee, and only directors determined to be independent under the NYSE standards and the SEC’s additional independence standards for audit committee members serve on our Audit Committee. The Board has determined that no member of these committees has a material relationship with Sabine (either directly or indirectly as a partner, shareholder, or officer of an organization that has a relationship with Sabine) that may interfere with the exercise of such member’s independence. The independence standards are reflected in our Corporate Governance Guidelines. In addition, the Board has elected Mr. David J. Sambrooks to serve as our Chairman.

Board Leadership Structure and Risk Oversight

Sabine believes that its Board is best characterized as independent. As noted above, six of the Board’s eight members were determined to be independent under the NYSE independence standards, with Mr. Sambrooks, our President, Chief Executive Officer and Chairman of the Board, and Mr. Patrick R. McDonald, former President and Chief Executive Officer of Forest prior to the Combination, being the only non-independent directors.

Further, in accordance with our governance documents, the Board has no policy with respect to the separation of the offices of Chief Executive Officer and Chairman of the Board. Mr. Sambrooks, Sabine’s President and Chief Executive Officer, also serves as Sabine’s Chairman of the Board. The Board believes this is in the best interests of Sabine and its shareholders because Mr. Sambrooks is in the best position to (i) properly and timely identify matters that should be brought to the Board’s attention, (ii) prioritize Board agenda items, and (iii) identify the individuals in the best position to present agenda items. The Board believes this structure is considerably more efficient and effective than (i) requiring an outside Chairman of the Board to duplicate many of the Chief Executive Officer’s efforts or (ii) requiring the Chief Executive Officer to relay communications through another member of the Board. In addition, the Board believes the following practices accomplish independent oversight of management without the need to separate the roles of the Chief Executive Officer and the Chairman of the Board:

•	All members of the Board, other than the Chief Executive Officer and Mr. McDonald, are independent;
•	All members of the Board’s Audit, Compensation and Nominating and Governance Committee are independent;
•	The Board and its committees regularly request updates from management regarding matters deemed significant at any given time;
•

The non-management directors of the Board hold regularly scheduled executive sessions. In the event that non-management directors include directors who are not independent, then at least once a year, an executive session will be held that includes only independent directors; and

•	The Board and its committees provide regular input regarding items to be covered in future agendas.

The Board believes all of the foregoing factors provide an appropriate balance between effective and efficient Company leadership and sufficient oversight by non-Employee Directors. In addition, Mr. Radtke serves as the Lead Director of the Board of Directors. The Lead Director leads the executive sessions and is responsible for leading such meetings, as described below under “Executive Sessions.”

Our Board members have diverse backgrounds. From an educational standpoint, two of our directors have an engineering background, two have geologic backgrounds, and four have economic and finance backgrounds. From a work experience standpoint, two of our directors’ careers were spent primarily with independent oil and gas companies, three with finance and investment banking firms, one with a major oil and gas company, one with an oilfield service company, and one with a major energy production and distribution company. At the same time, all of our directors have experience in the oil and gas industry. We believe that the breadth of our directors’ experience, coupled with their diverse backgrounds, increases our Board’s collective ability to lead Sabine and to recognize and address risks to which Sabine is exposed.

As described in detail below, there are three standing committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. At the end of each year, each committee will review and evaluate its own performance and will submit itself to a review and evaluation by the full Board.

The Board and its committees play an important risk oversight role at Sabine. The entire Board reviews and determines Sabine’s overarching business strategy, the management of its balance sheet, and each year’s annual business plan and budget. The business plan and budget includes our capital expenditures plan for the year.

In addition, the Audit Committee of the Board is specifically charged with reviewing Sabine’s financial risk exposures and risk management. The Audit Committee discusses with management Sabine’s policies with respect to risk management and Sabine’s significant financial risk exposures and risk management actions. Further, both Sabine’s independent auditors and internal audit managers have open and direct lines of communication with the Audit Committee.

The administration of the Board’s risk oversight role does not have any direct effect on the Board’s leadership structure. However, we believe that the Board’s structure, its committees, and the experience and diverse backgrounds of our directors all help to ensure the integrity of Sabine’s risk management and oversight.

Board Structure; Committee Composition; Meetings

As of the date hereof, our Board has eight members and the following three standing committees: (1) Audit Committee; (2) Compensation Committee; and (3) Nominating and Governance Committee. The membership and function of each of the committees are described below. Each of the committees operates under a written charter adopted by the Board. During 2015, the Board held twenty meetings, exclusive of several additional meetings of each of the three standing committees. Each director of Sabine attended at least 75% of the aggregate of all meetings of the Board and the standing committees on which he served during 2015. The following table identifies the current members of the Board, the standing committees of the Board on which they serve, and the Chairman of each committee as of the date hereof.

Name of Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Independent Directors:
Duane C. Radtke (1)	X	X	X
Alex T. Krueger
John Yearwood	X	Chair	X
Thomas N. Chewning (2)	Chair	X
Brooks M. Shughart (4)
Jonathan F. Foster (4)			Chair
Non-Independent Directors:
David J. Sambrooks (3)
Patrick R. McDonald

(1)	Mr. Radtke serves as Lead Director of the Board.
(2)	The Board has determined that Mr. Chewning is an “audit committee financial expert” as defined under the applicable SEC rules.
(3)	Mr. Sambrooks serves as Chairman of the Board.
(4)

Mr. Shughart served as a member of Nominating and Governance Committee through the year ended December 31, 2015.  In March 2016, Mr. Shughart was replaced by Mr. Foster who currently serves with Mr. Radtke and Mr. Yearwood on the Nominating and Governance Committee.

Audit Committee.    The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of: the accounting and financial reporting processes of Sabine; Sabine’s compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm engaged to prepare an audit report. The Committee may also perform such other functions assigned by the Board from time to time. The Committee has the authority to: conduct or authorize investigations into matters relating to accounting, internal accounting controls or other matters within the scope of the responsibilities delegated to the Committee; retain and determine funding for legal counsel, accounting experts and other advisors to fulfill its responsibilities; and delegate its responsibility and authority for any particular matter to a member or subcommittee. The current members of the Audit Committee are Thomas N. Chewning, who serves as the Chairman of the Committee and has also been designated as the “Audit Committee Financial Expert,” Duane C. Radtke, and John Yearwood. The Board has determined all three members to be independent under the independence standards adopted by the NYSE and the SEC. The Audit Committee charter is available on our website at www.sabineoil.com.

Compensation Committee.    The Compensation Committee reviews, evaluates and approves Sabine’s compensation plans and policies for its executive officers and directors, reviews and discusses with management the executive compensation disclosures, and otherwise discharges the Board’s responsibilities relating to the compensation of Sabine’s executive officers and directors. The Committee may also perform such other functions assigned by the Board from time to time. The Compensation Committee has authority to: conduct or authorize investigations into any matter within the scope of its responsibilities; retain and determine funding for legal counsel, compensation consulting and other experts and advisors; and delegate the responsibility for any particular matter to a member or a subcommittee. The current members of the Compensation Committee are John Yearwood, who serves as the Chairman of the Committee, Duane C. Radtke, and Thomas N. Chewning. The Board has determined all three members to be independent under the independence standards adopted by the NYSE. The Compensation Committee charter is available on our website at www.sabineoil.com.

Nominating and Governance Committee.    The Nominating and Governance Committee advises the Board regarding corporate governance practices and the composition of the Board and its committees, identifies and recommends candidates to be nominated for election to the Board, leads the Board in the annual performance evaluation of the Board, its committees and management, and directs the succession of Sabine’s Chief Executive Officer. The Committee may also perform such other functions assigned by the Board from time to time. The Nominating and Governance Committee has the authority to: conduct or authorize investigations into any matter within its scope of responsibilities, retain and determine funding for independent legal counsel and other experts to assist with identifying director candidates; and delegate the responsibility for any particular matter to a member or a subcommittee. The current members of the Nominating and Governance Committee are Jonathan F. Foster, who serves as the Chairman of the Committee, Duane C. Radtke, and John Yearwood. The Board has determined all three members to be independent under the independence standards adopted by the NYSE. The Nominating and Governance Committee charter is available on our website at www.sabineoil.com.

Consideration of Director Nominees

Stockholders’ Agreement.    Pursuant to the terms of a stockholders’ agreement among Sabine and the Legacy Sabine Investors entered into in connection with the Combination, the Legacy Sabine Investors are entitled, but are not required, to nominate a number of directors of the Board equal to the lesser of (1) their combined voting percentage in

Sabine common stock, which is currently approximately 50%, and (2) one less than the number of directors that would represent a majority of the Board if there were no vacancies, which is currently three directors. Currently, Alex T. Krueger and Brooks M. Shughart have been designated as nominees by the Legacy Sabine Investors (the “Stockholder Designees”). The Legacy Sabine Investors’ director designation rights will generally survive until such time as the Legacy Sabine Investors’ combined voting percentage in Sabine common stock is less than 15%.

Under the terms of the stockholders’ agreement, no person may qualify as a Stockholder Designee if they would be prohibited or disqualified from serving as a director pursuant to any rule or regulation of the SEC, the NYSE or any other or additional exchange on which securities of Sabine are listed or by applicable law. With respect to each meeting of stockholders of Sabine at which directors are to be elected, Sabine must provide the Legacy Sabine Investors with notice of the meeting not less than 120 days prior to the date thereof requesting designation of the Stockholder Designees, and the Stockholders must provide Sabine with written notice of the names of the Stockholder Designees to be nominated for election at such meeting not more than 30 days following the delivery of such notice. Sabine is obligated to cause the Stockholder Designees to be included in the slate of directors approved and recommended by the Board for election at such meeting and to use its reasonable best efforts to cause the election of each such Stockholder Designee. If the Legacy Sabine Investors elect to designate fewer than their permitted number of Stockholder Designees, then the Nominating and Corporate Governance Committee of the Board may select alternative nominees for such positions.

Upon the resignation, retirement, death or other removal (with or without cause) from office of any Stockholder Designee serving as a director at a time when the Legacy Sabine Investors have the rights to designate a replacement Stockholder Designee, (i) the Legacy Sabine Investors will be entitled promptly to designate a replacement Stockholder Designee and (ii) Sabine will cause the prompt appointment or election of the replacement Stockholder Designee as a director. For so long as the Legacy Sabine Investors retain their nomination rights, the Legacy Sabine Investors have agreed to vote their shares of Sabine common stock in accordance with the recommendation of the Nominating and Corporate Governance Committee of the Board for all persons other than the Stockholder Designees to be elected as directors to the Board.

Executive Sessions

The Board holds regularly scheduled meetings in executive sessions outside the presence of the Chief Executive Officer or any other members of management. The Lead Director leads the executive sessions as described below. If the Lead Director is not available, the Nominating & Governance Committee will recommend an independent director to preside at these executive sessions. As described above, under the heading “Board Independence,” David J. Sambrooks currently serves as Chairman of the Board.

Communications with the Board

Shareholders and other interested parties may communicate with the Board by contacting the Board, any committee of the Board, the Chairman of the Board, the Lead Director or any other director in particular, in writing, in care of the Chief Executive Officer, Sabine Oil & Gas Corporation, 1415 Louisiana Street, Suite 1600, Houston, Texas 77002. The Chief Executive Officer will review each communication received from shareholders and other interested parties and will forward all correspondence to the addressees if the communication complies with the requirements of any applicable policy adopted by the Board and falls within the scope of matters generally considered by the Board. If any shareholder or third party has a complaint or concern regarding accounting, internal accounting controls, or auditing matters at Sabine, they should send their complaint in writing to the Chairman of the Audit Committee in care of the Chief Executive Officer at the address noted above.

Corporate Governance Guidelines and Code of Business Conduct

Sabine is committed to adhering to sound corporate governance principles. Sabine has adopted a code of ethics and conduct for its directors, officers and other employees, known as the Code of Business Conduct and Ethics. For Sabine’s Chief Executive Officer, Chief Financial Officer and other senior financial officers, Sabine has specifically adopted a code of ethics and conduct known as the Financial Code of Ethics. Sabine also has adopted Corporate Governance Guidelines, which, in conjunction with the Amended and Restated Certificate of Incorporation, Bylaws, and Board

committee charters, form the governance framework for Sabine. The Corporate Governance Guidelines are reviewed annually by the Nominating and Governance Committee. Each of the codes of ethics and conduct, the Corporate Governance Guidelines, and the Audit, Compensation and Nominating and Governance Committee charters, is available on Sabine’s website at www.sabineoil.com, and copies may be obtained free of charge by contacting the Secretary of Sabine. We also post on our website amendments to these policies and promptly disclose any waivers from these policies for our principal executive, financial, and accounting officers.

Director Indemnification and Insurance

Sabine’s Bylaws limit the personal liability of our directors to the fullest extent permitted by the New York Business Corporation Law, or the Business Corporation Law, as currently formulated or as it might be revised in the future. The Bylaws provide that a director will not be liable for damages for any breach of duty unless a final adjudication adverse to the director establishes that either (a) the director’s acts were committed in bad faith, or were the result of active and deliberate dishonesty, and were material to the cause of action so adjudicated, or (b) the director personally gained a financial profit or other advantage to which he or she was not legally entitled.

Sabine carries directors’ and officers’ liability coverage designed to insure the directors and officers of Sabine and its subsidiaries against certain liabilities incurred by them in the performance of their duties. The coverage is also designed to provide reimbursement in certain cases to Sabine and its subsidiaries for sums paid by them to directors and officers as indemnification for similar liability. Sabine has not suffered a loss and no payments have been made to Sabine or its subsidiaries or to any of their directors or officers under these policies.

Certain Legal Proceedings Involving Our Directors

Patrick R. McDonald v. Sabine Oil & Gas Corporation.    On March 30, 2015, Mr. Patrick R. McDonald filed a complaint against us in Colorado state court, alleging that we breached our obligations under a severance agreement with Mr. McDonald, and violated the Colorado Wage Act by allegedly not paying Mr. McDonald certain accrued vacation. The complaint arises from our decision to defer the payment of severance and associated benefits to certain of our former executive officers. In the complaint, Mr. McDonald seeks relief in the form of monetary damages. Mr. McDonald served as an executive officer until December 2014, and he continues to serve on our Board of Directors.  On April 29, 2015, the Company removed the lawsuit from state court to the U.S. District Court for the District of Colorado, where it now pends.  As a result of the pending bankruptcy, this matter is currently stayed.  For more information, please see “Part I, Item 3. Legal Proceedings.”

Item 11.   Executive Compensation

Introduction

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two next most highly compensated executive officers.

The named executive officers of Sabine for the fiscal year ended December 31, 2015 (the “2015 Fiscal Year”) were:

•	David J. Sambrooks—President and Chief Executive Officer;
•	R. Todd Levesque—Executive Vice President and Chief Operating Officer; and
•	Cheryl R. Levesque—Senior Vice President, Asset Development.

Summary Compensation Table

The following table discloses the total compensation paid or earned by the named executive officers for the fiscal years ended December 31, 2014 and 2015. The information reported in the Summary Compensation Table below and the accompanying footnotes reflects compensation paid to these individuals from and including December 16, 2014 through the end of the 2015 Fiscal Year, unless otherwise indicated.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
David J. Sambrooks	2015	602,308	-	-	2,675,963	-	24,574	3,302,845
President and Chief Executive Officer	2014	27,692	975,000	987,014	-	-	86	1,989,792

R. Todd Levesque	2015	371,423	-	-	1,095,496	-	23,046	1,489,965
Executive Vice President and Chief Operating Officer	2014	17,077	452,434	420,075	-	-	72	889,658

Cheryl R. Levesque	2015	316,213	-	-	619,801	-	20,141	956,155
Senior Vice President, Asset Development	2014	14,538	361,500	256,539	-	-	24	632,601

(1)

Each of Messrs. Sambrooks and Levesque and Ms. Levesque commenced serving as an executive officer concurrent with the closing of the Combination on December 16, 2014. Prior to the closing of the Combination on December 16, 2014, each of Messrs. Sambrooks and Levesque and Ms. Levesque were employed by or provided services to Sabine O&G. Sabine O&G was a predecessor corporation that disappeared in connection with the Combination between Forest and Sabine O&G and its affiliates (a merger of operating companies). There is no requirement for the surviving company in a merger among operating companies to disclose compensation paid by a predecessor corporation that disappeared in the merger. As such, Sabine has no reportable compensation with respect to these legacy Sabine O&G individuals who now serve as Sabine's executive officers for any period prior to December 16, 2014.

(2)

The amounts reported in this column reflect the dollar value of base salary earned by each of Messrs. Sambrooks and Levesque and Ms. Levesque for the full 2015 Fiscal Year and for services performed for Sabine from December 16, 2014 through the end of the 2014 Fiscal Year. As of December 31, 2015, Messrs. Sambrooks and Levesque and Ms. Levesque had base salaries of $600,000, $370,000, and $315,000, respectively. The base salaries reflected in this column for 2015 are slightly higher than the annual base salary amount listed above due to bi-weekly payroll periods.

(3)

For each of Messrs. Sambrooks and Levesque and Ms. Levesque, the amounts reported in this column reflect the dollar value of the long-term cash bonuses granted under Sabine O&G's Executive Retention Program and settled in the following number of vested shares of Sabine common stock granted under the 2014 LTIP on December 16, 2014, consistent with the terms of the bonus letters: Messrs. Sambrooks (1,102,942) and Levesque (634,189) and Ms. Levesque (619,530). Furthermore, the amounts in this column reflect payments to Messrs. Sambrooks and Levesque, and Ms. Levesque approved by the Sabine Compensation Committee under the annual performance-based cash incentive program, for performance during the 2014 Fiscal Year, in the following amounts: Mr.

Sambrooks ($600,000), Mr. Levesque ($236,800), Ms. Levesque ($151,200).  The portion of such award earned for services provided by each executive from December 16, 2014 through December 31, 2014 was as follows: Mr. Sambrooks ($26,400), Mr. Levesque ($10,419) and Ms. Levesque ($6,653).

(4)

For each of Messrs. Sambrooks and Levesque, the amounts reported in this column reflect the grant date fair value of restricted stock awards granted pursuant to the 2014 LTIP in connection with the closing of the Combination. All amounts in this column reflect the aggregate grant date fair value of stock awards and other equity compensation computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures relating to service-based vesting conditions. For additional information regarding the assumptions underlying these calculations please see Note 10—Stock-Based Compensation to the consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2015.

(5)

The amounts in this column reflect payments to Messrs. Sambrooks and Levesque and Ms. Levesque approved by the Sabine Compensation Committee under the performance award program, for performance during the 2015 Fiscal Year, in the following amounts: Mr. Sambrooks ($2,675,963), Mr. Levesque ($1,095,496) and Ms. Levesque ($619,801).

(6)

The amounts reported in this column for Messrs. Sambrooks and Levesque and Ms. Levesque include (i) matching contributions to the 401(k) plan (ii) the cost of providing the named executive officers with life insurance as well as (iii) the costs to Sabine of providing tax gross-ups to certain named executive officers in respect of the reimbursement of fitness and country club dues and associated fees for such named executive officer, for the period of December 16, 2014 through the end of the 2015 Fiscal Year, as shown in the following table:

	401(k) Plan	Life Insurance	Tax Gross-Up	Total
David J. Sambrooks	$18,000	$3,132	$3,442	$24,574
R. Todd Levesque	$18,000	$1,108	$3,937	$23,045
Cheryl R. Levesque	$18,000	$723	$1,418	$20,141

Narrative Disclosure to Summary Compensation Table

Key Components of Sabine's Compensation Policy

During 2015, the compensation and benefits programs for the named executive officers consisted of the following components, which are described in greater detail below:

•	Base salary;
•	Grants of restricted stock under the Sabine Oil & Gas Corporation 2014 LTIP (due to the implementation of the PAP, as defined below, there were no new grants under the 2014 LTIP during 2015);
•

Performance-based cash payments pursuant to the Performance Award Program (the “PAP”) which was implemented prior to the filing of the Bankruptcy Petitions and continued after the filing of the Bankruptcy Petitions upon approval of the PAP by the Bankruptcy Court;

•	Severance protections;
•	Participation in broad-based retirement, health and welfare benefits; and
•	Limited perquisites.

Base Salary

Each named executive officer's base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salary levels paid to the named executive officers were determined by the

Sabine O&G Compensation Committee and the Chief Executive Officer based on each executive's position and responsibility. The Sabine O&G Compensation Committee and the Chief Executive Officer historically reviewed the base salaries for each named executive officer annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review they considered individual and company performance over the course of that year as well as how each named executive officer's base compensation compares to the base compensation of similarly situated executives at peer companies. The base salary earned by each named executive officer from December 16, 2014, the date of the closing of the Combination, through December 31, 2015 is reported in the Summary Compensation Table above.

Annual Bonus

       The Sabine Compensation Committee chose to pay annual incentive bonuses in 2014 (the “Annual Bonus”) to ensure focus on, and to reward the achievement of, key objectives during the applicable calendar year. The 2014 Annual Bonus provided for an incentive bonus determined on the basis of Sabine O&G's results under specified performance measures and is no longer in effect.  During the beginning of 2015, Sabine implemented the PAP as described below under “Performance Award Program”, which provided for certain performance based cash payments to Sabine’s key executives. Sabine ceased paying Annual Bonuses for 2015 and instead utilized the PAP for cash incentive payments.

Performance Award Program

In the first quarter of 2015, Sabine implemented a performance award program which replaced its Annual Bonuses and 2014 LTIP equity grants with quarterly cash bonuses based on performance targets.  The bonus paid for the first quarter was a fixed amount and the bonus paid for the second quarter was paid based on a target EBITDA number.  Upon the filing of the Bankruptcy Petitions, the continuation of these payments was subject to Bankruptcy Court approval.

On December 1, 2015, the Bankruptcy Court approved the continuation of the PAP. The PAP provides performance-based cash payments to nine key executives of the Company, based on the achievement of specified performance goals during Sabine’s Chapter 11 restructuring process. Messrs Sambrooks and Levesque and Ms. Levesque are each eligible to receive payments under the PAP.

 Under the PAP, the executives will receive performance-based cash payments based upon Sabine meeting targets of five performance metrics.  The five performance metrics are: total production, EBITDA, operating expenses, capital expenditures and capital efficiency. Threshold and maximum payout levels are set at 50% and 150% of the target for each metric; provided that, for Mr. Sambrooks, such threshold levels are set at 25% of the target for each metric. Performance will be measured semi-annually, with measurement period end dates of December 31, 2015 and June 30, 2016.  For the measurement period ending June 30, 2016, certain adjustment factors will be applied to reduce the amounts earned by certain of the executives if certain bankruptcy milestones (including filing and securing approval for a disclosure statement and commencing a confirmation hearing) are not achieved during the period.  The total estimated costs for the PAP are $2.4 million at threshold, $6.0 million at target and $9.0 million at maximum performance.

 The PAP terminates at the earlier of June 30, 2016 or the effective date of a Chapter 11 plan of reorganization. If the restructuring process continues beyond June 30, 2016, Bankruptcy Court approval would be necessary to extend the existing program for the expected duration of the case.

Long-Term Equity-Based Incentives

Prior to the filing of the Bankruptcy Petitions, Sabine had in place the 2014 LTIP under which non-statutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards may be granted to employees, directors and consultants of Sabine.

On December 16, 2014, the board of directors of Sabine approved a grant to Messrs. Sambrooks and Levesque and Ms. Levesque of 2,902,982, 1,235,512 and 754,524 restricted shares, respectively, under the 2014 LTIP.   In the case of each named executive officer, these awards of restricted shares will vest as follows: (i) two-thirds of restricted shares granted will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third of restricted shares granted will vest in full on the fourth anniversary of the date of grant, all such vesting subject to continued provision of services to except as otherwise provided in the applicable award agreement or Severance

Agreement (as defined below). These grants of restricted stock were intended to serve as a retention tool and to align the named executive officers' interests with the interests of the Sabine shareholders.

During the beginning of 2015, Sabine implemented the performance award program as described above, which provided for certain performance based cash payments to Sabine’s key executives. Sabine ceased making equity grants under the 2014 LTIP upon the implementation of the performance award program, and as a result did not make equity grants under the 2014 LTIP for 2015 compensation.

Past Executive Retention Program

Prior to the Combination, in March of 2013 the Sabine O&G Compensation Committee granted long-term cash bonuses to certain executives, including the named executive officers, under Sabine O&G's Executive Retention Program.  The terms of the retention bonus provided that in the event a broad based equity plan was implemented prior to the vesting of all of the installments of the retention bonus and shares that are publicly traded are issuable under that plan, then the bonus would vest and be converted into a fully vested stock award. In connection with the closing of the Combination, the 2014 LTIP became effective and the named executive officers were eligible to receive awards thereunder. As such, Messrs. Sambrooks and Levesque and Ms. Levesque received an award of 1,102,942, 634,189 and 618,530 vested shares of Sabine common stock, respectively, under the 2014 LTIP in settlement of the unpaid balance of the March 2013 retention bonus awards.  The Sabine O&G Executive Retention Program is no longer in effect and no grants were made in 2015.

Other Benefits

Sabine provides all employees, including the named executive officers, with the opportunity to participate in a 401(k) Plan. Sabine also provides limited perquisites to its named executive officers. Sabine pays the cost for each of the named executive officers to receive annual health physicals. Sabine also provides each named executive officer with a reserved parking spot at Sabine's principal offices. Finally, Sabine reimburses the named executive officers for the cost of fitness and country club memberships up to a maximum of $750 per month.

Outstanding Equity Awards at Fiscal Year-End

Sabine O&G had historically granted incentive units to certain of its executive officers, which prior to the Combination were held as incentive units in Sabine Investor Holdings LLC, a Delaware limited liability company (“Sabine Investor Holdings”) and a holding company of Sabine Oil & Gas Holdings LLC, a Delaware limited liability company (“Sabine Holdings”).  Incentive units are classified as profits interests in Sabine Investor Holdings, and entitle the holder to share in distributions by Sabine Investor Holdings only upon liquidation events meeting certain requisite financial thresholds.

The following table provides information regarding outstanding incentive units in Sabine Investor Holdings and restricted shares of Sabine held by Messrs. Sambrooks and Levesque and Ms. Levesque as of December 31, 2015.

	Option Awards				Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
David J. Sambrooks	2,216	-	N/A	N/A	2,419,151	16,692

R. Todd Levesque	550	-	N/A	N/A	1,029,593	7,104

Cheryl R. Levesque	317	33	N/A	N/A	628,770	4,339

(1)

Sabine believes that, despite the fact that the incentive units do not require the payment of an exercise price, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” For a description of when the incentive unit awards could begin to receive payments, see the discussion below.

(2)

The incentive unit awards at Sabine Holdings reflected as “Unexercisable” are incentive units that have not yet vested. The number of incentive units reported in this column will vest in one-third increments on March 31 of each of 2016 and 2017, respectively, and all such vesting is subject to continued provision of services to Sabine except as otherwise provided in the applicable award agreement.

(3)

The number of shares of restricted stock reported in this column will vest as follows: (i) two-thirds of the restricted shares will vest in one-fourth increments on December 16 of each of 2016, 2017 and 2018, respectively, and (ii) one-third of restricted shares will vest in full on December 16, 2018, all such vesting subject to continued provision of services to Sabine except as otherwise provided in the applicable award agreement or Severance Agreement.

(4)

The amounts reflected in this column represent the market value of restricted stock awards granted to the named executive officers, computed based on the closing share price of the common stock of the Company on December 31, 2015 of $0.0069 per share.

Potential Payments upon Termination or Change in Control

Severance Agreements

This section focuses on payments that could become due in connection with a termination of employment or change in control of Messrs. Sambrooks and Levesque and Ms. Levesque under compensation arrangements established by the Sabine Compensation Committee.

    On December 22, 2014 Sabine canceled the pre-existing employment agreements with each of the Messrs. Sambrooks and Levesque and Ms. Levesque and entered into severance agreements in place thereof (the “Severance Agreements”).

The Severance Agreements provide the executives with certain severance benefits in connection with a termination of employment under certain circumstances, including in connection with a “change in control” (as defined below).

More specifically, under the Severance Agreements, in the event of (i) a termination of the executive's employment by Sabine without “cause” (as defined below), (ii) a termination of employment by the executive with “good reason” (as defined below), or (iii) the executive's death or Disability (as defined below) (collectively, a “Termination Event”) that occurs outside (a) the six month period ending on the date a change in control occurs, and (b) the two year period beginning on the date a change in control occurs (such period described in (a) and (b), the “Protection Period”), the executive will be entitled to accrued but unpaid base salary through the date of termination and incentive bonus for the calendar year ended immediately prior to the date of termination, to the extent yet unpaid (the “Accrued Payments”). Contingent upon the executive satisfying certain release of claims requirements, the executive will also be entitled to (A) a lump sum payment equal to one-and-a-half times (1.5x) for Mr. Sambrooks, and one times (1x) for Mr. Levesque and Ms. Levesque, the amount of their (1) base salary plus (2) average actual annual bonus for the three years preceding the Termination Event (or, if the executive has been employed less than three full years, the average of any annual bonuses received by the executive, or, if the executive has not yet received an annual bonus, an amount equal to the executive's annual base salary that is effective as of the Termination Event), (B) except as otherwise provided in the 2014 LTIP or an individual award agreement, accelerated vesting of the executive's outstanding equity-based compensation awards at the time of the Termination Event (using actual levels of performance for equity-based compensation awards designed to vest upon the satisfaction of performance criteria), (C) continued medical, dental and vision benefits for the executive and his or her spouse and eligible dependents for up to twelve (12) months following the date of termination or until the executive is or becomes eligible for comparable coverage under the group health plans of a subsequent employer, and (D) certain outplacement services directly related to the executive's termination of employment for up to twelve (12) months following termination.

In the event the executive experiences a Termination Event that occurs during the Protection Period and contingent upon the executive satisfying certain release of claims requirements, the executive will be entitled to (i) the Accrued Payments, (ii) a lump sum payment equal to two times (2x) for Mr. Sambrooks, and one-and-a-half times (1.5x) for Mr. Levesque and Ms. Levesque, the amount of their (a) base salary plus (b) target bonus for the calendar year in which the Termination Event occurs, (iii) except as otherwise provided in the 2014 LTIP or an individual award agreement, accelerated vesting of the executive's outstanding equity-based compensation awards at the time of the Termination Event (using actual levels of performance for equity-based compensation awards designed to vest upon the satisfaction of performance criteria), (iv) a pro-rata portion of the executive's bonus for the calendar year in which a Termination Event occurs, (v) continued medical, dental and vision benefits for the executive and his or her spouse and eligible dependents for up to twenty-four (24) months following the date of termination or until the executive is or becomes eligible for comparable coverage under the group health plans of a subsequent employer, and (vi) certain outplacement services directly related to the executive's termination of employment for up to twelve (12) months following termination.

The Severance Agreements also contain certain restrictive covenants, including the obligation not to compete with Sabine for twelve (12) months following termination of employment, the obligation not to solicit any existing or prospective customers of Sabine, and a confidentiality requirement. All payments under the Severance Agreement (other than Accrued Payments) are conditioned upon the executive satisfying certain release of claims requirements. In the event the executive fails to abide by such release of claims requirements, Sabine shall immediately cease the provision of any severance benefits and the executive shall be required to repay to Sabine an amount equal to the value of any payments or benefits the executive had previously received, other than the Accrued Payments. For purposes of the Severance Agreements, the following terms have the following definitions:

•	“Change in Control” means, the occurrence of one of the following:
(i)

the consummation of an agreement to acquire or a tender offer for beneficial ownership by any “person” or “group” of 50% or more of either (x) the then-outstanding shares of all classes of stock of the Company, including, but not limited to preferred and common shares or (y) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, in each case assuming all preferred shares were converted into common shares immediately prior to the transaction; provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change in Control: (A) any acquisition directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any entity controlled by the Company or (D) any acquisition by any entity pursuant to a transaction that complies with clauses (A), (B) and (C) of paragraph (iii) below; or

(ii)	individuals who constitute the incumbent board of directors cease for any reason to constitute at least a majority of the board; or
(iii)

consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or an acquisition of assets of another entity, in each case, unless, following such business combination, (A) the outstanding stock and outstanding Company voting securities immediately prior to such business combination represent or are converted into or exchanged for securities which represent or are convertible into more than 50% of, respectively, the then-outstanding shares of common stock or common equity interests and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors or other governing body, as the case may be, of the entity resulting from such business combination (including, without limitation, an entity which as a result of such transaction owns the Company, or all or substantially all of the Company's assets either directly or through one or more subsidiaries), (B) no person or group (excluding any employee benefit plan (or related trust) of the Company or the entity resulting from such business combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then-outstanding shares of common stock or common equity interests of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors or other governing body of such entity to the extent that such ownership results solely from ownership of the Company that existed prior to the business combination, and (C) at least a majority of the members of the board of directors or similar governing body of the entity resulting from such business combination were members of the incumbent board of directors at the time of the execution of the initial agreement, or of the action of the board, providing for such business combination; or

(iv)	the complete liquidation or dissolution of the Company.
•

“Cause” means: (i) the executive's continued failure to follow reasonable directions of the executive's supervisor, the Chief Executive Officer, or the board of directors for a period of thirty (30) days after the Company, the executive's supervisor, the Chief Executive Officer or the board of directors has provided written notice to the executive specifying such directions; provided that the foregoing failure shall not be “Cause” if the executive in good faith believes that such direction is illegal and promptly so notifies the Chief Executive Officer or the board of directors, (ii) intentional breaches by the executive (including breaches due to inaction) of one or more material duties of the executive or intentional failure to follow reasonable directions of the executive's supervisor, the Chief Executive Officer, or the board of directors, in any case as to which written notice has been given; provided that neither an act nor a failure to act on the executive's part shall be considered “intentional” unless the executive has acted or failed to act with a lack of good faith and with a lack of reasonable belief that the executive's action or failure to act was in the best interest of the Company, (iii) the executive's conviction of, or the entering by the executive of a plea of guilty or nolo contendere to, a felony charge or a crime involving moral turpitude, (iv) the executive engaging in fraudulent activity (whether or not prosecuted), (v) any misconduct by the executive that has caused or is reasonably likely to cause a material financial loss to the Company, (vi) a material violation of any provision of any agreement between the executive and the Company or an affiliate or any other agreement or code to which executive is subject, including the Severance Agreement and the Company's code of business conduct, (vii) receipt by the executive of any kickback, side payment, or rebate of any fee or expense paid by the Company or from any customer, vendor, or supplier of the Company, (viii) the use of illegal drugs, the persistent excessive use of alcohol, or engaging in any other activity that materially impairs the executive's ability to perform his duties hereunder or results in conduct bringing the Company or any affiliate into substantial public disgrace or disrepute, (ix) excessive absenteeism by the executive (other than any absenteeism related to a Disability), or (x) any act of gross negligence or any dishonesty (including misreporting of financial information) by the executive to the Company or an affiliate.

•

“Good Reason” means the occurrence of any of the following events or conditions: (i) a change in the executive's status, title, position or responsibilities (including reporting responsibilities) which represents a substantial reduction of the status, title, position or responsibilities as in effect immediately prior thereto, the assignment to the executive of any duties or responsibilities that are inconsistent with such status, title, position or responsibilities, or any removal of the executive from or failure to reappoint or reelect the executive to any of such positions, except in connection with the termination of the executive's services for Cause, due to the executive's Disability or death, or by the executive voluntarily resignation without Good Reason, (ii) a material reduction in the executive's annual base salary, (iii) a change in the geographic location at which the executive must perform services (without the consent of the executive) to a location more than fifty (50) miles from the location at which the executive normally performs such services, except for reasonably required business travel, (iv) any material breach by the Company of any provision of the Severance Agreement, or (v) any purported termination of the executive's employment for Cause by the Company that does not otherwise comply with the terms of the Severance Agreement.

•

“Disability” means a physical or mental impairment of sufficient severity that the executive is unable or, in the opinion of the board of directors will be unable, to continue performing the duties assigned to the executive prior to such impairment for a period in excess of 90 days, whether or not consecutive, or the executive's condition entitles the executive to disability benefits under any Company insurance or employee benefit plan in which the executive participates.

Incentive Units

Incentive units granted to the named executive officers under the Second Amended and Restated Operating Agreement of Sabine Oil & Gas Holdings LLC and the Sabine Oil & Gas Holdings LLC Equity Incentive Plan (the “Incentive Unit Plan”), were classified as profits interests in Sabine Holdings, and, once vested, entitled the holder to share in distributions by Sabine Holdings only upon liquidation events meeting certain requisite financial thresholds. On May 5, 2014, in connection with the formation of Sabine Investor Holdings as a new holding company of Sabine Holdings, all of the outstanding incentive units in Sabine Holdings were exchanged for substantially identical incentive units in Sabine Investor Holdings.

All unvested incentive units become immediately vested in the event the named executive officer's employment is terminated (i) by Sabine without employer cause, (ii) by the executive for employee cause, or (iii) by reason of death or permanent disability. In each case, Sabine Investor Holdings would have the option to purchase all incentive units held by the named executive officer at fair market value within 90 days of termination. If a named executive officer's employment is terminated for any other reason, all unvested incentive units will be immediately cancelled and forfeited by the executive. For purposes of the Incentive Unit Plan, the following terms have the following definitions:

•

“Employee Cause” means, with respect to the participant, a termination of employment by the participant due to any of the following: (i) a substantial and continuing diminution in the nature of the participant's responsibilities, (ii) the relocation of the participant's primary office to a location outside of his or her primary work area, or (iii) a material breach by the Company of any material provision of the Incentive Unit Plan.

•

“Employer Cause” means, with respect to the participant, any of the following: (i) the participant exhibits continued failure to follow reasonable directions of the board of directors or the Chief Executive Officer for a period of 30 days after the board of directors or the Chief Executive Officer has provided written notice to the participant specifying such directions; provided that the foregoing failure shall not be “Employer

Cause” if the participant in good faith believes that such direction is illegal and promptly so notifies the board of directors or the Chief Executive Officer, as the case may be, (ii) the participant repeatedly intentionally breaches (including breaches due to inaction) one or more material duties of the participant or intentionally fails to follow reasonable directions of the board of directors or the Chief Executive Officer, in either case as to which notice has been given; provided that neither an act nor a failure to act on the participant's part shall be considered “intentional” unless the participant has acted or failed to act with a lack of good faith and with a lack of reasonable belief that the participant's action or failure to act was in the best interest of the Company, (iii) the participant is convicted of, or enters a plea of guilty or nolo contendere to, a felony charge or a crime involving moral turpitude, (iv) the participant engages in fraudulent activity (whether or not prosecuted), (v) the participant engages in any misconduct that has caused or is reasonably likely to cause a material financial loss to the Company or its affiliates, (vi) the participant commits a material violation of any provision of any agreement between the participant and the Company or any of its affiliates or any other agreement or code to which the participant is subject, including the Incentive Unit Plan and the Company's code of business conduct, (vii) the participant receives any kickback, side payment or rebate of any fee or expense paid by the Company or from any customer, vendor or supplier of the Company or any of its affiliates, (viii) the participant uses illegal drugs, persistently excessively uses alcohol or engages in any other activity that materially impairs the participant's ability to perform his duties or results in conduct bringing the Company or any of its affiliates into substantial public disgrace or disrepute, (ix) the participant exhibits excessive absenteeism (other than any absenteeism related to a disability reported to the Company by the participant), or (x) the participant commits any act of gross negligence or any dishonesty (including misreporting of financial information) to the Company or an affiliate.

•

“Permanent Disability” means, with respect to any participant, the failure by the participant, by reason of illness, incapacity or other disability, to perform his duties or fulfill his employment obligations to the Company, as determined by the Company and as certified in writing by a competent medical physician chosen by the Company, for a cumulative total of one hundred eighty (180) days in any twelve-month period.

Director Compensation

We currently provide independent members of our Board with an annual retainer in the amount of $175,000 payable in quarterly installments. In addition, directors who are placed in leadership roles are entitled to supplemental compensation in connection with their additional duties. The lead director is entitled to receive an additional $20,000 payment annually, while the audit chair is entitled to receive an additional $15,000 payment annually, and chairs of any other standing committees of the board are each entitled to receive an additional $10,000 payment annually.  We reimburse directors for travel and lodging expenses incurred in connection with their attendance at meetings.

The following table provides information concerning compensation paid to non-employee directors for the year ended December 31, 2015. Mr. David J. Sambrooks, Sabine's current President and Chief Executive Officer, receives no additional compensation for his service on the board of directors. The non-employee directors do not participate in any non-equity incentive, retirement, pension, or nonqualified deferred compensation plans.

Name(a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Thomas N. Chewning	$260,000	$-	$260,000
Jonathan Foster	$245,000	$-	$245,000
Alex T. Krueger	$175,000	$-	$175,000
Patrick McDonald	$175,000	$-	$175,000
Duane C. Radtke	$202,986	$-	$202,986
Brooks M. Shughart	$176,432	$-	$176,432
John Yearwood	$185,000	$-	$185,000

_____________

(1)

As of December 31, 2015, Messrs. Radtke, Yearwood, Krueger, and Shughart held a total of 126,811 restricted shares of Sabine each, and Mr. Chewning held 50,725 restricted shares of Sabine. No restricted stock awards were granted to directors in the fiscal year ended December 31, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We currently have one class of voting securities outstanding. On March 21, 2016, there were 211,693,364 shares of our common stock outstanding, with each such share being entitled to one vote. The number of shares beneficially owned by each person is determined by the SEC rules, and the information is not necessarily indicative of ownership for other purposes. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power, or has the right to acquire within 60 days.

Security Ownership of Beneficial Owners

The following table sets forth information as of March 21, 2016 concerning persons known to Sabine to be the beneficial owner of more than 5% of outstanding shares of Sabine common stock. This information is based on information filed with the SEC and information provided to Sabine.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Sabine Investor Holdings, LLC 1415 Louisiana Street, Suite 1600 Houston, Texas 77002	136,513,269	(2)	50%

(1)

Based on 211,693,364 shares of common stock outstanding as of March 21, 2016, and assumes the issuance of 57,271,353 additional shares of common stock upon conversion of Sabine’s Series A Preferred Stock held directly by Sabine Investor Holdings as described in footnote (2) below.

(2)

As reported on a Schedule 13D filed on December 24, 2014, Sabine Investor Holdings, LLC (“Sabine Investor Holdings”) is the direct holder of 79,241,916 shares, excluding any shares underlying Series A Preferred Stock, and 2,508,945 shares of Series A Preferred Stock. Sabine Investor Holdings also has shared voting and shared dispositive power with respect to 57,271,353 shares of Sabine’s common stock (that may be deemed pursuant to

Rule 13d-3(d)(1) to be beneficially owned by First Reserve GP XI, Inc.) issuable upon conversion of shares of Sabine’s Series A Preferred Stock held directly by Sabine Investor Holdings. The Series A Preferred shares are convertible into Sabine common stock at the option of Sabine Investor Holdings if (1) Sabine Investor Holdings is able to convert a portion of the Series A Preferred shares into common stock and, as a result of such conversion, would not, together with affiliates, hold more than 50% of Sabine’s voting power (any such conversion that would result in Sabine Investor Holdings, together with its affiliates, owning more than 50% of Sabine’s voting power, a “Prohibited Conversion”) and (2) Sabine’s board of directors approves such conversion (such approval not to be unreasonably withheld). Also as reported on the Schedule 13D filed on December 24, 2014, each of William E. Macaulay, First Reserve GP XI, Inc. (“GP XI Inc.”), a Delaware corporation, First Reserve Fund XI, L.P. (“Fund XI LP”), a Delaware limited partnership, FR XI Onshore AIV, L.P., a Delaware limited partnership (“AIV LP”), FR XI Onshore AIV, LLC (“AIV LLC”), a Delaware limited liability company, and FR TLP Investment LLC (“FR TLP LLC”), a Delaware limited liability company, may be deemed to share beneficial ownership of the shares of common stock of Sabine held by Sabine Investor Holdings in their capacities described in this paragraph. Fund XI LP is a Delaware limited partnership formed for the purpose of making equity and equity related investments in Sabine. AIV LP is a sister investment vehicle to Fund XI LP formed for the purpose of making certain equity and equity related investments in certain companies. GP XI LP is a Delaware limited partnership formed for the purpose of acting as general partner or managing member of various investment entities, including Fund XI LP and AIV LP. GP XI, Inc. is a Delaware corporation formed for the purpose of acting as the general partner of GP XI LP. Each of FR TLP LLC, Sabine Investor Holdings, and AIV LLC is a Delaware limited liability company formed for the purpose of making equity and equity related investments in certain companies, including Sabine. FR TLP LLC is a wholly owned subsidiary of Fund XI LP. AIV LLC is a wholly owned subsidiary of AIV LP. Fund XI LP, FR TLP LLC and AIV LLC collectively own approximately 99.7% of the common units representing limited liability company interests in Sabine Investor Holdings. Pursuant to the Operating Agreement of Sabine Investor Holdings, Fund XI LP has the right to appoint a majority of the board of managers of Sabine Investor Holdings. Mr. Macaulay is a director of GP XI Inc. and has the right to appoint the majority of the board of directors of GP XI Inc. Sabine Investor Holdings and each of its affiliates expressly disclaims any beneficial ownership under Rule 13d-3 of the Exchange Act of any shares of Sabine common stock issuable in connection with a Prohibited Conversion.

Security Ownership of Management

The following table shows, as of March 21, 2016, the number of shares of Sabine common stock beneficially owned by Sabine’s directors and the director nominee, the named executive officers of Sabine named in the Summary Compensation Table under the caption “Executive Compensation,” and all current Sabine directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock Owned	Options Currently Exercisable Within 60 Days (1)	Total Beneficial Ownership	Percent of Class (2)
Thomas N. Chewning	60,870	0	60,870	*
Jonathan Foster	---	---	---	---
Alex T. Krueger	152,174	0	152,174	*
Cheryl R. Levesque	1,142,903	0	1,142,903	*
R. Todd Levesque	1,612,943	0	1,612,943	*
Patrick R. McDonald	146,352	0	146,352	*
Duane C. Radtke	152,174	0	152,174	*
David J. Sambrooks	3,474,493	0	3,474,493	1.6
Brooks M. Shughart	152,174	0	152,174	*
John Yearwood	152,174	0	152,174	*
All current directors and executive officers as a group (11 persons, including 10 named above)	7,597,281	0	7,597,281	3.3

*     The percentage of shares beneficially owned does not exceed one percent of the outstanding shares of the class.

(1)	Reflects the number of shares that could be acquired by March 21, 2016 through the exercise of stock options under the terms of Sabine’s stock plans and option agreements.
(2)	Based on 211,693,364 shares of common stock outstanding as of March 21, 2016.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

For a discussion of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”

Affiliate Transaction Policy

In connection with the closing of the Combination on December 16, 2014, our Board adopted a written Related Persons Transactions Policy. The policy covers all transactions in which the aggregate amount exceeds $120,000 in any calendar year, Sabine is a participant, and any related person has or will have a direct or indirect interest. For purposes of this policy, a “related person” is (1) a director or director nominee of Sabine, (2) a senior officer of Sabine, (3) a shareholder that owns more than 5% of Sabine or its controlled affiliates, (4) an immediate family member of any of the foregoing persons, or (5) an entity owned or controlled by someone listed above or an entity in which someone listed above has a substantial ownership interest or control.

Before a covered transaction is entered into, the Audit Committee of the Board will review its material facts and either approve or disapprove of the entry into the transaction. If advance approval is not feasible, the covered transaction will be considered and ratified at the Audit Committee’s next regularly scheduled meeting. The Audit Committee has granted standing pre-approval to certain covered transactions that are listed in the Related Persons Transactions Policy.

In evaluating a covered transaction for approval, the Audit Committee will consider, among other factors within its discretion, (1) whether the transaction is on terms less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction, and (3) whether the transaction is material to Sabine.

Related Party Transactions

During 2015 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, senior officers, or holders of more than 5% of Sabine or its controlled affiliates, any immediate family member of any foregoing person, any entity owned or controlled by any foregoing person, or any entity in which any foregoing person had or has a substantial ownership interest or control, had or will have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

In connection with the closing of the Combination, Sabine engaged Deloitte as our independent registered public accounting effective December 16, 2014. Concurrent with the appointment of Deloitte, Ernst & Young was dismissed as Forest's independent registered public accounting firm effective December 16, 2014. As a result, Sabine incurred fees from both accounting firms in 2014. The following table provides a summary of Ernst & Young's and Deloitte's fees for the year ended December 31, 2014, and Deloitte's fees for the year ended December 31, 2015.

	2014	2014	2015
Description of Fees	(Ernst &Young)	(Deloitte)	(Deloitte)
Audit fees (1)	$204,877	$1,988,213	$2,446,100
Audit-related fees (2)	-	375,000	-
Tax fees (3)	5,866	-	-
All other fees (4)	2,147	-	-
Total all fees (5)	$212,890	$2,363,213	$2,446,100

_____________

(1)Audit fees consist of aggregate fees billed for professional services provided in connection with the audit of our consolidated financial statements, the audit of our internal control over financial reporting, reviews of our quarterly financial statements and statutory audits.

(2)Audit-related fees consist principally of aggregate fees billed for transaction due diligence services, audits of statements of compliance with agreements, reviews of registration statements, and issuance of consents and letters to underwriters.

(3)Tax fees consist of aggregate fees for tax compliance, tax advice and tax planning, tax examination assistance, and tax consulting on sales transactions.

(4)All other fees consist of aggregate fees for products and services other than as reported above.

(5)The Audit Committee has delegated to the Chairman of the Audit Committee the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and presented to the Audit Committee at a subsequent meeting. All of the fees set forth in the foregoing table were pre-approved by the Audit Committee or the Chairman of the Audit Committee under the noted delegation of authority.

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

3.1

Restated Certificate of Incorporation of Sabine Oil & Gas Corporation- restated as of December 19, 2014, incorporated herein by reference to Exhibit 3.1 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

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

Exhibit No.	Description

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

10.2

Sabine Oil & Gas Corporation 2014 Long Term Incentive Plan - Form of Restricted Stock Unit Agreement-incorporated herein by reference to Exhibit 10.2 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

10.3

Sabine Oil & Gas Corporation 2014 Long Term Incentive Plan – Form of Restricted Stock Agreement-incorporated herein by reference to Exhibit 10.3 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

10.4

Sabine Oil & Gas Corporation Form of Indemnification Agreement- incorporated herein by reference to Exhibit 10.4 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

10.5

Sabine Oil & Gas Corporation 2014 Long-Term Incentive Plan – Form of Performance Award Letter, incorporated herein by reference to Exhibit 10.3 to Form 10-Q for Sabine Oil & Gas Corporation filed May 11, 2015 (File No. 001-13515).

10.6

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

10.8

Forbearance Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of May 4, 2015, by and among Sabine Oil & Gas Corporation, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation filed May 5, 2015 (File No. 001-13515).

10.9

First Amendment to Forbearance Agreement to the Second Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among Sabine Oil & Gas Corporation, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation filed July 9, 2015 (File No. 001-13515).

Exhibit No.	Description

10.10

Amendment No. 1 to the Second Lien Credit Agreement, dated as of January 23, 2013, among Sabine Oil & Gas LLC (f/k/a NFR Energy LLC), Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties thereto, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation dated December 22, 2014 (File No. 001-13515).

10.11

Amendment No. 2 to the Second Lien Credit Agreement, dated December 16, 2014, among Sabine Oil & Gas LLC, Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties thereto, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation dated December 22, 2014 (File No. 001-13515).

10.12

Forbearance Agreement and Third Amendment to the Second Lien Credit Agreement, dated as of May 20, 2015, by and among Sabine Oil & Gas Corporation, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation filed July 1, 2015 (File No. 001-13515).

10.13

First Amendment to Forbearance Agreement to the Second Lien Credit Agreement, dated as of July 8, 2015, by and among Sabine Oil & Gas Corporation, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K for Sabine Oil & Gas Corporation filed July 9, 2015 (File No. 001-13515).

10.14

Second Amended and Restated Registration Rights Agreement, dated as of December 16, 2014, by and among Sabine Investor Holdings LLC, Forest Oil Corporation and FR XI Onshore AIV, LLC, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation dated December 22, 2014 (File No. 001-13515).

10.15

Second Amended and Restated Stockholder’s Agreement, dated as of December 16, 2014, by and among Sabine Investor Holdings LLC, FR XI Onshore AIV, LLC and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.6 to Form 8-K for Forest Oil Corporation dated December 22, 2014 (File No. 001-13515).

10.16

Assumption Agreement, dated as of December 16, 2014, entered into by Forest Oil Corporation, incorporated herein by reference to Exhibit 10.7 to Form 8-K for Forest Oil Corporation dated December 22, 2014 (File No. 001-13515).

10.17

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with David J. Sambrooks, dated December 22, 2014, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated December 23, 2014 (File No. 001-13515).

10.18

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with R. Todd Levesque, dated December 22, 2014, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation dated December 23, 2014 (File No. 001-13515).

10.19

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with Cheryl R. Levesque, dated December 22, 2014, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation dated December 23, 2014 (File No. 001-13515).

10.20

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with Timothy D. Yang, dated December 22, 2014, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation dated December 23, 2014 (File No. 001-13515).

10.21

Sabine Oil & Gas Corporation Severance and Change in Control Agreement with Michael Magilton, dated January 6, 2015, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Sabine Oil & Gas Corporation dated January 7, 2015 (File No. 001-13515).

10.22

Offer Letter between Sabine Oil & Gas and Michael Magilton, dated December 12, 2014, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Sabine Oil & Gas Corporation dated January 7, 2015 (File No. 001-13515).

10.23

Forest Oil Corporation 1999 Employee Stock Purchase Plan, as amended and restated, included as Annex A to the Forest Oil Corporation’s Proxy Statement on Schedule 14A (File No. 001-13515) filed March 26, 2013 and incorporated herein by reference.

10.24	Amendment No. 5 to Forest Oil Corporation 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 7, 2013 (File No. 001-13515).

Exhibit No.	Description

10.25	Form of 2013 Restricted Stock Award Agreement—Cliff Vesting (updated), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 24, 2013 (File No. 001-13515).
10.26

Form of 2013 Phantom Stock Unit Award Agreement—Cliff Vesting (updated), incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed May 24, 2013 (File No. 001-13515).

10.27

Form of 2013 Phantom Stock Unit Award Agreement—Annual Vesting (updated), incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed May 24, 2013 (File No. 001-13515).

10.28	Form of 2013 Performance Unit Award Agreement—Stock Settled, incorporated herein by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed May 24, 2013 (File No. 001-13515).
10.29	Form of 2013 Performance Unit Award Agreement—Cash Settled, incorporated herein by reference to Exhibit 10.6 to Form 8-K for Forest Oil Corporation filed May 24, 2013 (File No. 001-13515).
10.30	Form of Severance Agreement for Grandfathered Executive Officer, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation dated December 17, 2007 (File No. 001-13515).
10.31

Form of Amendment to Form of Severance Agreement for Grandfathered Executive Officer, incorporated herein by reference to Exhibit 10.30 to Form 10-K for Forest Oil Corporation for the year ended December 31, 2008 (File No. 001-13515).

10.32

Form of 409A Amendment to Severance Agreement for Grandfathered Vice President and Senior Vice President – No 5-Day Release Provision, incorporated herein by reference to Exhibit 10.6 to Form 10-Q for Forest Oil Corporation for the quarter ended March 31, 2012 (File No. 001-13515).

10.33	Form of CEO Severance Agreement, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed October 1, 2012 (File No. 001-13515).
10.34	Amendment to CEO Severance Agreement, incorporated herein by reference to Exhibit 10.4 to Form 8-K for Forest Oil Corporation filed December 21, 2012 (File No. 001-13515).
10.35	Form of SVP Best Net Severance Agreement, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed December 21, 2012 (File No. 001-13515).
10.36	Form of SVP Best Net Grandfathered Severance Agreement, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed December 21, 2012 (File No. 001-13515).
10.37	Form of VP Best Net Severance Agreement, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Forest Oil Corporation filed December 21, 2012 (File No. 001-13515).
10.38

Letter between Forest Oil Corporation and Richard Schelin, dated January 24, 2014, incorporated herein by reference to Exhibit 10.33 to Form 10-K for Sabine Oil & Gas Corporation filed March 31, 2015 (File No. 001-13515).

10.39	Forest Oil Corporation 2013 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed May 17, 2013 (File No. 001-13515).
10.40

Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated by reference to Exhibit 10.5 to Form 8-K for Forest Oil Corporation filed June 1, 2011 (File No. 001-13515).

10.41

Registration Rights Agreement, dated as of September 17, 2012, by and among Forest Oil Corporation, Forest Oil Permian Corporation and J.P. Morgan Securities LLC, as representative for the Initial Purchasers, incorporated herein by reference to Exhibit 4.2 to Form 8-K for Forest Oil Corporation filed September 17, 2012 (File No. 001-13515).

Exhibit No.	Description

10.42

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

10.43

Share Purchase and Sale Agreement, effective as of March 31, 2012, by and between African International Energy PLC and Forest Oil Netherlands BV, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed April 13, 2012 (File No. 001-13515).

10.44

Agreement for Purchase and Sale of Assets, dated as of October 11, 2012, by and between Forest Oil Corporation and Texas Petroleum Investment Company, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 12, 2012 (File No. 001-13515).

10.45

Agreement, dated as of October 22, 2012, by and among Forest Oil Corporation, Richard J. Carty, West Face Capital Inc. and West Face Long Term Opportunities Global Market L.P., incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 24, 2012 (File No. 001-13515).

10.46

Confidentiality Agreement, dated October 22, 2012, by and between Forest Oil Corporation and West Face Capital Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed October 24, 2012 (File No. 001-13515).

10.47

Agreement for Purchase and Sale of Assets, dated as of January 2, 2012, by and between Forest Oil Corporation, Forest Oil Permian Corporation, and Forcenergy Onshore Inc. (as Seller) and Hilcorp Energy I, L.P. (as Purchaser), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed January 3, 2012 (File No. 001-13515).

10.48

Purchase Agreement, dated as of September 12, 2013, by and among Forest Oil Corporation, Forest Oil Permian Corporation and the Initial purchasers named therein, incorporated herein by reference to Exhibit 1.1 to Form 8-K for Forest Oil Corporation filed September 18, 2013 (File No. 001-13515).

10.49

Acquisition and Development Agreement, dated April 11, 2013, by and between Forest Oil Corporation, STC Eagleville, LLC, Schlumberger Technology Corporation, Smith International, Inc., and M-I L.L.C., incorporated by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed April 17, 2013 (File No. 001-13515).

10.50

Operating Agreement, dated April 11, 2013, by and between Forest Oil Corporation and STC Eagleville LLC, incorporated by reference to Exhibit 10.2 to Form 8-K for Forest Oil Corporation filed April 17, 2013 (File No. 001-13515)

10.51

Agreement for Purchase and Sale of Assets, dated as of October 3, 2013, by and between Forest Oil Corporation, Forest Oil Permian Corporation, and Templar Energy LLC, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed October 4, 2013 (File No. 001-13515).

10.52

Committed Oilfield Services Agreement, dated December 13, 2012, by and between Nabors Industries, Inc. and NFR Holdings LLC, incorporated herein by reference to Exhibit 10.47 to Form 10-K for Sabine Oil & Gas LLC filed March 31, 2015 (File No. 001-13515).

10.53

Agreement for Purchase and Sale of Assets, dated November 17, 2014, by and between Forest Oil Corporation and Camterra Resources Partners, Ltd, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Forest Oil Corporation filed November 17, 2014 (File No. 001-13515).

16.1	Letter of Ernst & Young LLP, dated December 22, 2014, incorporated herein by reference to Exhibit 16.1 to Form 8-K for Sabine Oil & Gas Corporation filed December 22, 2014 (File No. 001-13515).
21.1*	List of Subsidiaries of Sabine Oil & Gas Corporation.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Sabine Oil & Gas Corporation.
23.2*	Consent of Ryder Scott L.P., independent reserve engineers for the Company and for Sabine Oil & Gas LLC.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Ryder Scott Company, L.P., Summary of Reserves of Sabine Oil & Gas LLC at December 31, 2013, incorporated by reference to Exhibit 99.4 to Form S-4 for New Forest Oil Inc. filed May 29, 2014 (File No. 333-196346).

99.2*	Ryder Scott Company, L.P., Summary of Reserves of Sabine Oil & Gas Corporation at December 31, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**     Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Sabine Oil & Gas Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE OIL & GAS CORPORATION
By:	/s/ David J. Sambrooks
Name:	David J. Sambrooks
Title:	President, Chief Executive Officer and Chairman

Date:March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sabine Oil & Gas Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Sambrooks	President, Chief Executive Officer and	March 23, 2016
David J. Sambrooks	Chairman of the Board of Directors
(principal executive officer)

/s/ Michael D. Magilton, Jr.	Senior Vice President and	March 23, 2016
Michael D. Magilton, Jr.	Chief Financial Officer
(principal financial officer)

/s/ Lindsay R. Bourg	Vice President, Chief Accounting	March 23, 2016
Lindsay R. Bourg	Officer and Controller
(principal accounting officer)

/s/ Duane C. Radtke	Director	March 23, 2016
Duane C. Radtke

/s/ Alex T. Krueger	Director	March 23, 2016
Alex T. Krueger

/s/ John Yearwood	Director	March 23, 2016
John Yearwood

/s/ Thomas N. Chewning	Director	March 23, 2016
Thomas N. Chewning

/s/ Brooks M. Shughart	Director	March 23, 2016
Brooks M. Shughart

/s/ Patrick R. McDonald	Director	March 23, 2016
Patrick R. McDonald

/s/ Jonathan F. Foster	Director	March 23, 2016
Jonathan F. Foster