Form 10-Q
period 2016-03-31
SABINE OIL & GAS CORP
filed 2016-05-16
CIK 38079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

211,660,875 shares of our $0.10 par value common stock were outstanding on May 10, 2016.

Certain Terms Used in this Quarterly Report on Form 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the following terms have the meanings set forth below:

•	“Bankruptcy Code” refers to title 11 of the United States Code.
•	“Bankruptcy Court” refers to the United States Bankruptcy Court for the Southern District of New York.
•

“Bar Dates” means the deadlines for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline was December 22, 2015 for general claims and January 11, 2016 for governmental claims.

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

•	“Sabine O&G” refers to Sabine Oil & Gas LLC, a Delaware limited liability company and the accounting predecessor of Sabine.
•	“Sabine O&G Properties” refer to the oil and natural gas properties historically owned by Sabine O&G prior to the Combination.
•	“Sabine Oil & Gas Corporation” refers to Sabine Oil & Gas Corporation, a New York corporation.
•	“Substantial Equityholder” refers to all persons or entities who beneficially owns or in the future beneficially owns at least 4.75% of our outstanding equity securities.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,379	$208,637
Accounts receivable	22,693	35,074
Prepaid expenses and other current assets	10,218	9,699
Total current assets	203,290	253,410
Property, plant and equipment:
Oil and natural gas properties (full cost method)
Proved	4,739,021	4,730,537
Gas gathering and processing equipment	15,812	15,811
Office furniture and fixtures	16,002	15,838
Total property, plant and equipment	4,770,835	4,762,186
Accumulated depletion, depreciation and amortization	(4,359,776)	(4,253,806)
Total property, plant and equipment, net	411,059	508,380
Other assets:
Other long-term assets	35,887	35,931
Total other assets	35,887	35,931
Total assets	$650,236	$797,721

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable – trade	$9,772	$11,012
Royalties payable	11,236	15,039
Accrued exploration and development	1,875	6,897
Accrued operating expenses and other	65,162	69,245
Accrued interest payable	130	128
Other short-term liabilities	1,263	1,161
Total current liabilities	89,438	103,482

Asset retirement obligation	41,392	40,860
Other long-term liabilities	48,316	48,197
Liabilities subject to compromise	2,908,538	2,908,130
Total liabilities	3,087,684	3,100,669
Commitments and contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 authorized shares, 2,508,945 shares issued and outstanding at March 31, 2016 and December 31, 2015	25	25
Common stock, $0.10 par value, 650,000,000 authorized shares; 202,758,722 and 202,041,900 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	20,273	20,203
Additional paid in capital	1,566,801	1,566,289
Accumulated deficit	(4,023,443)	(3,888,361)
Accumulated other comprehensive loss	(1,104)	(1,104)
Total shareholders’ deficit	(2,437,448)	(2,302,948)
Total liabilities and shareholders’ deficit	$650,236	$797,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues
Oil, natural gas liquids and natural gas	$47,852	$97,628
Other	308	397
Total revenues	48,160	98,025
Operating expenses
Lease operating	17,379	24,355
Marketing, gathering, transportation and other	7,142	9,357
Production and ad valorem taxes	3,383	2,768
General and administrative	5,320	15,038
Depletion, depreciation and amortization	19,979	54,063
Accretion	545	474
Impairments	86,298	236,485
Other operating expenses	2,247	5,393
Total operating expenses	142,293	347,933
Other income (expenses)
Interest expense, net of capitalized interest (contractual interest expense equals $51,073 three months ended March 31, 2016)	(11,575)	(70,247)
Gain on derivative instruments	—	36,124
Total other income (expenses)	(11,575)	(34,123)
Reorganization items, net	(29,374)	—
Net loss before income taxes	(135,082)	(284,031)
Income tax expense	—	—
Net loss	$(135,082)	$(284,031)
Net loss per share:
Basic	$(0.67)	$(1.42)
Diluted	$(0.67)	$(1.42)
Weighted average shares outstanding – basic	202,351	200,298
Weighted average shares outstanding – diluted	202,351	200,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

(in thousands)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit
Balance as of January 1, 2015	2,509	$25	200,976	$20,096	$1,564,805	$(1,648,718)	$—	$(63,792)
Pension and post retirement benefit - net actuarial loss	—	—	—	—	—	—	(1,104)	(1,104)
Restricted stock granted and repurchased	—	—	1,066	107	(288)	—	—	(181)
Amortization of stock based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	(2,239,643)	—	(2,239,643)
Balance as of December 31, 2015	2,509	$25	202,042	$20,203	$1,566,289	$(3,888,361)	$(1,104)	$(2,302,948)
Restricted stock granted and repurchased	—	—	717	70	(71)	—	—	(1)
Amortization of stock based compensation	—	—	—	—	583	—	—	583
Net loss	—	—	—	—	—	(135,082)	—	(135,082)
Balance as of March 31, 2016	2,509	$25	202,759	$20,273	$1,566,801	$(4,023,443)	$(1,104)	$(2,437,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Financial Statements

Sabine Oil & Gas Corporation (Debtors-in-possession)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(135,082)	$(284,031)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	19,979	54,063
Impairments	86,298	236,485
Accretion expense	545	474
Non-cash interest expense	2	20,249
Amortization of deferred financing costs	—	6,044
Non-cash gain on derivative instruments	—	11,004
Amortization of option premiums	—	(1,145)
Amortization of prepaid expenses	1,577	1,503
Non-cash stock based compensation	583	417
Other, net	(65)	557
Working capital and other changes:
Decrease in accounts receivable	12,391	36,964
Increase in other assets	(2,301)	(2,840)
Decrease in liabilities	(8,703)	(37,573)
Net cash (used in) / provided by operating activities	(24,776)	42,171

Cash flows from investing activities:
Oil and natural gas property additions	(13,335)	(164,211)
Gas processing equipment additions	(1)	(457)
Other asset additions	(164)	(742)
Cash received from sale of assets	20	660
Net cash used in investing activities	(13,480)	(164,750)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	—	425,987
Debt issuance costs	—	(870)
Shares repurchased	(2)	(174)
Net cash provided by (used in) financing activities	(2)	424,943

Net increase (decrease) in cash and cash equivalents	(38,258)	302,364
Cash and cash equivalents, beginning of period	208,637	3,252
Cash and cash equivalents, end of period	$170,379	$305,616

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

2.Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern

Voluntary Reorganization Under Chapter 11

On July 15, 2015, the Company and certain of its subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corporation, Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company has applied ASC 852, Reorganizations, in preparing its Condensed Consolidated Financial Statements.

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

Appointment of Creditors Committee. On July 28, 2015, The United States Trustee for the Southern District of New York appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. Disagreements between the Debtors and the Creditors Committee has protracted and will likely continue to protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

Certain holders of pre-petition claims were required to file proofs of claim by the Bar Date. As of May 5, 2016, approximately 1,516 claims totaling approximately $4.90 billion had been filed with the Bankruptcy Court against the Debtors. It is possible that claimants will file amended claims in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we have identified, and we expect to continue to identify, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed. Claims we believe are allowable are reflected in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheets.

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

Notice and Hearing Procedures for Trading in Claims and Equity Securities. The Bankruptcy Court issued a final order pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code to enable the Debtors to avoid limitations on the use of their tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities.

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

Plan of Reorganization. A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. On January 26, 2016, the Debtors filed with the Bankruptcy Court the Disclosure Statement for Joint Chapter 11 Plan of Reorganization of Sabine Oil & Gas Corporation and its Debtor Affiliates (as further amended, modified, or supplemented from time to time and including all exhibits and supplements thereto, the “Disclosure Statement”) filed in support of the Join Chapter 11 Plan of Reorganization of Sabine Oil & Gas Corporation and its Debtor Affiliates (as further amended, modified, or supplemented from time to time and including all exhibits and supplements thereto, the “Plan of Reorganization”) subsequently amended on March 31, 2016 and on April 27, 2016. If the Plan of Reorganization currently on file is confirmed it would significantly reduce our outstanding long-term debt and annual interest payments. On April 29, 2016, the Bankruptcy Court approved the adequacy of the Disclosure Statement. On May 2, 2016, the Debtors filed the solicitation versions of the Plan of Reorganization and the Disclosure Statement. The hearing to consider confirmation of the Plan of Reorganization is expected to commence on June 13, 2016. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on June 9, 2016 and August 9, 2016, respectively. There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan of reorganization or alternative restructuring transaction, including a sale of all or substantially all of our assets.

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

Liquidity and Ability to Continue as a Going Concern

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes. The Company has classified all debt as long term as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of March 31, 2016 (see Note 3). If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported income and expenses could be required and could be material. For additional description of the defaults present under the Company’s debt obligations, please see Note 6 herein.

On February 25, 2015, the Company borrowed approximately $356 million under its New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. As of March 31, 2016, the Company did not have credit extensions available under the New Revolving Credit Facility due to the going concern qualification in the Company’s 2015 and 2014 audited financial statements and certain other defaults described below. As of March 31, 2016, the total outstanding principal amount of the Company’s debt obligations was $2.8 billion, consisting of approximately $902 million of borrowings under the New Revolving Credit Facility, $350 million of the 2017 Notes, $800 million of the Legacy Forest Notes, and a $700 million Term Loan Facility. Additionally, the Company’s cash balance at March 31, 2016 was approximately $170.4 million. For additional detail on each of the debt obligations, including definitions of the terms “New Revolving Credit Facility,” “2017 Notes,” “Term Loan Facility” and “Legacy Forest Notes,” please see Note 6 herein.

Events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2015 and 2014 audited financial statements and other matters. For additional detail regarding the Company’s other defaults under its debt obligations please see Note 6 herein.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of March 31, 2016, and it is used solely to pay for the operations of the prepetition collateral properties.

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

3.Significant Accounting Policies

Basis of Presentation

The Company presents its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying condensed consolidated financial statements include Sabine and its wholly owned subsidiaries. All intercompany transactions have been eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature, have been made that are necessary for a fair presentation of the financial position of the Company at March 31, 2016, and the results of its operations and its cash flows for the periods presented. Interim results are not necessarily indicative of expected future results because of various factors including the impact of fluctuations in the prices of oil, natural gas, and NGLs and the impact the prices have on the Company’s revenues and the fair values of its derivative instruments.

For a more complete understanding of the Company’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of the Company, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the Securities and Exchange Commission (“SEC”) on March 24, 2016.

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

We have applied ASC 852 “Reorganizations,” in preparing our condensed consolidated interim financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization Items, net” in the accompanying Condensed Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in our Condensed Consolidated Balance Sheets at March 31, 2016 in “Liabilities Subject to Compromise”. These liabilities include unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our condensed consolidated interim financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise (herein referred to as the “Liabilities Subject to Compromise”) included in our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Accounts payable	$23,649	$23,655
Accrued liabilities	12,522	12,108
Accrued interest payable	74,222	74,222
Debt	2,752,149	2,752,149
Other short-term liabilities	9,400	9,400
Legal and terminated contracts	36,596	36,596
Liabilities subject to compromise	$2,908,538	$2,908,130

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

Reorganization Items, net

The following table summarizes the components included in “Reorganization Items, net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016:

For the Three Months Ended
March 31, 2016
(in thousands)
Professional fees	$29,388
Deferred financing costs and unamortized discounts	-
Terminated contracts	-
Interest and other	(14)
Total Reorganization items, net	$29,374

The Company uses this category to reflect the net revenues, expenses, gains and losses that are the result of the reorganization and restructuring of the business.

Professional fees included in Reorganization items, net represent professional fees for post-petition expenses.

During the pendency of the bankruptcy proceedings, the Company will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk

The Company’s significant receivables are comprised of oil and natural gas revenue receivables. The amounts are due from a limited number of entities; therefore, the collectability is dependent upon the general economic conditions of a few purchasers. The Company regularly reviews collectability and establishes the allowance for doubtful accounts as necessary using the specific identification method. The receivables are not collateralized.

Oil and Natural Gas Properties and Equipment

For the three months ended March 31, 2016, the Company recognized an impairment of $86.0 million for the carrying value of oil and natural gas properties. For the three months ended March 31, 2015, the Company recognized an impairment of $236.5 million for the carrying value of proved oil and natural gas properties. The impairments in 2016 are primarily related to a significant drop in commodity prices for oil and natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended March 31, 2016 and 2015 were $2.39 and $3.88, respectively, for natural gas. The average of the historical unweighted first day of the month prices for the prior twelve month periods ended March 31, 2016 and 2015 were $46.26 and $82.72, respectively, for oil. The Company could experience additional reductions in the carrying value of its oil and natural gas properties if the average of the unweighted first day of the month oil and natural gas prices for the prior twelve month periods continue to decline.

The Company’s depletion expense on oil and natural gas properties is calculated each quarter utilizing period end proved reserve quantities. The Company recorded $19.1 million and $53.2 million of depletion on oil and natural gas properties for the three months ended March 31, 2016 and 2015, respectively. As a rate of production, depletion was $0.90 per Mcfe and $1.94 per Mcfe for the three months ended March 31, 2016 and 2015, respectively.

Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The New Revolving Credit Facility, The Term Loan Facility, 2017 Notes, 2019 Notes and 2020 Notes are carried at face value as of March 31, 2016 and December 31, 2015. See Note 11 for fair value measurements related to these instruments. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

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

The Company’s condensed consolidated financial statements are based on a number of significant estimates, including acquisition purchase price allocations, fair value of derivative instruments, oil, natural gas liquids and natural gas reserve quantities that are the basis for the calculation of Depreciation, Depletion and Amortization (“DD&A”) and impairment of oil, natural gas liquids and natural gas properties, assumptions for timing and costs associated with its asset retirement obligations and estimates for certain damages that may be accepted in the Chapter 11 process.

Loss per Share

No potential common shares are included in the computation of any diluted per share amount when a net loss exists because they would be deemed antidilutive, as was the case for the three months ended March 31, 2016 and 2015.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record the assets and liabilities arising from leases in the balance sheet. This guidance also requires additional qualitative disclosures along with specific quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

4.Significant Customers

During the three months ended March 31, 2016 purchases by Enbridge Pipeline (East Texas) LP, Laclede Energy, NGL Crude Logistics LLC and Eastex Crude Company accounted for approximately 35%, 24%, 13% and 13%, respectively, of oil, natural gas liquids and natural gas sales. During the three months ended March 31, 2015 purchases by Enbridge Pipeline (East Texas) LP, NGL Crude Logistics LLC and Laclede Energy accounted for approximately 22%, 15% and 12%, respectively, of oil, natural gas liquids and natural gas sales.

5.Income Taxes

Effective Tax Rate

For the three months ended March 31, 2016 and March 31, 2015, we recorded no income tax expense or benefit, resulting in an effective tax rate of 0%.  The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax assets in excess of deferred tax liabilities.  A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of March 31, 2016 and December 31, 2015, the Company believes it is more likely than not that the overall deferred tax asset will not be realized. As of March 31, 2016, the Company did not have any uncertain tax positions requiring adjustments to its liability.

6.Debt
Senior Notes

2017 Notes

The Company and the Company’s subsidiary Sabine Oil & Gas Finance Corporation, formerly NFR Energy Finance Corporation, have $350 million in 9.75% senior unsecured notes due 2017 (the “2017 Notes”) currently outstanding. The 2017 Notes are unsecured obligations that bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 each year. No interest expense has been recognized subsequent to the petition date.

As of March 31, 2016 and December 31, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date, the Company had accrued $14.1 million of interest related to the 2017 notes, reflected in “Liabilities Subject to Compromise”.

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

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the defaults.

2019 Notes

The Company has $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”). Interest on the 2019 Notes is payable semiannually on June 15 and December 15. No interest expense has been recognized subsequent to the petition date.

Certain subsidiaries of the Company are guarantors to the 2019 Notes. See Note 14 for additional details.

As of March 31, 2016 and December 31, 2015, the 2019 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise”.

On February 25, 2015, the Company received notice that Wilmington Savings Fund Society, FSB was appointed as successor trustee under the indenture governing the 2019 Notes. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2019 Notes.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

2020 Notes

The Company has $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”, and collectively with the 2019 Notes, the “Legacy Forest Notes”). Interest on the 2020 Notes is payable semiannually on March 15 and September 15. No interest expense has been recognized subsequent to the petition date.

Certain subsidiaries of the Company are guarantors to the 2020 Notes. See Note 14 for additional details.

As of March 31, 2016 and December 31, 2015, the 2020 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise”.

On May 14, 2015, the Company received notice that Delaware Trust Company was appointed as successor trustee under the indenture governing the 2020 Notes. The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2020 Notes.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

The New Revolving Credit Facility

The New Revolving Credit Facility provides for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility includes a sub-limit permitting up to $100 million of letters of credit. On April 27, 2015 the borrowing base for the New Revolving Credit Facility was reduced to $750 million.  The New Revolving Credit Facility matured on April 7, 2016; however, as a result of the filing of the Bankruptcy Petitions, the obligations are subject to the Bankruptcy Court automatic stay.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in the Company’s 2015 and 2014 audited financial statements and other matters.

Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

The Company is making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of March 31, 2016, and it is used solely to pay for the operations of the prepetition collateral properties.

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

Beginning in May 29, 2015 and thereafter during the occurrence of an event of default under the New Revolving Credit Facility, the loans under the New Revolving Credit Facility bear interest at the Revolving Base Rate.

Borrowings outstanding under the New Revolving Credit Facility totaled approximately $902 million at both March 31, 2016 and December 31, 2015. Additionally, borrowings outstanding under the New Revolving Credit Facility had a weighted average interest rate of 5.1% and 2.6% for the three months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016 and December 31, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

Term Loan Facility

The Company has a $700 million second lien term loan agreement (“Term Loan Facility”) with a maturity date of December 31, 2018 (provided that if the 2017 Notes are not refinanced to mature at least 91 days thereafter, the maturity date shall be 91 days prior to the February 15, 2017 maturity date of the 2017 Notes).

The Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, bears interest at the Adjusted Eurodollar Rate plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, bears interest at the Alternate Base Rate plus 6.50%, with an interest rate floor of 2.25%. Any time an interest period for loans expires during an event of default under the Term Loan Facility, such loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three months ended March 31, 2016 and 2015, was zero and 8.8%, respectively.

The Company’s filing of the Bankruptcy Petitions described above in Note 2 constituted an event of default that accelerated the Company’s obligations under the Term Loan Facility. Additionally other events of default are present due to the failure to make interest payments, the “going concern” qualification in the Company’s 2015 and 2014 audited financial statements and other matters. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

As of March 31, 2016 and December 31, 2015 the Term Loan is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan Facility, reflected in “Liabilities Subject to Compromise”. No interest expense has been recognized subsequent to the petition date.

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

7.Shareholders’ Deficit
Common Stock

At March 31, 2016, the Company had 650.0 million Common Shares, par value $0.10 per share, authorized and 202.8 million shares issued and outstanding.

Approximately 0.7 million shares of service-based restricted stock were awarded in the three months ended March 31, 2015. No additional shares of service-based restricted stock were awarded subsequent to March 31, 2015. Refer to Note 8.

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

Preferred Stock

At March 31, 2016, the Company had 10.0 million Series A Preferred Shares, par value $0.01, authorized and 2.5 million shares issued and outstanding.

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

Incentive Units

The Incentive Units represent the equivalent of stock appreciation rights redeemable for an applicable number of common shares of the Company (based on the value of the common shares) awarded to certain employees and directors of the Company on or before December 16, 2014. The Incentive Units were considered to be equity-based awards with a total grant date fair value of approximately $2.1 million, of which compensation expense will be recognized on a straight line basis over the requisite derived service period. The compensation expense recognized during the three months ended March 31, 2016 was approximately $0.1 million.

The Company has a significant amount of indebtedness that is senior to its existing Incentive Units in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing Incentive Units will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

8.Stock-Based Compensation
Description of plan

The Company’s 2014 LTIP includes non-statutory options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, and other stock-based awards which may be granted to employees, directors and consultants of the Company. The aggregate number of shares of common stock that the Company may issue under the 2014 LTIP may not exceed 40 million shares. As of March 31, 2016, the Company had 4.4 million shares available for issuance under the 2014 LTIP.

Restricted stock

The following table summarizes the restricted stock activity in the 2014 LTIP for the year ended March 31, 2016.

	Restricted Stock Awards
	Weighted
			Number of Shares
		Weighted Average	Remaining Available
	Number of	Grant Date Fair	for Future Issuance
	Shares	Value	under 2014 LTIP
Unvested at December 31, 2015	10,099,291	$0.33	4,301,665
Awarded	—	—	—
Vested	(1,064,331)	0.32	—
Forfeited	(100,318)	0.34	100,318
Unvested at March 31, 2016	8,934,642	0.33	4,401,983

The grant date fair value of restricted stock is determined by averaging the high and low stock price of a share of Sabine common stock as published by the OTC Bulletin Board on the date of grant. Of the unvested restricted stock as of March 31, 2016, 8,019,175 shares vest as follows: (i) two-thirds will vest in one-fourth increments on each of the first four anniversaries of the date of grant and (ii) one-third will vest in full on the fourth anniversary of the date of grant; 465,467 shares vest ratably over three years and 450,000 shares vest ratably over four years. Restricted stock may vest earlier upon a qualifying disability, death, certain involuntary terminations, or a change in control of the Company in accordance with the terms of the underlying agreement.

The Company has a significant amount of indebtedness that is senior to its existing common stock in its capital structure. As a result, the Company believes that it is highly likely that the shares of its existing restricted stock will be cancelled in its Chapter 11 proceedings and will be entitled to a limited recovery, if any.

Compensation costs

During the three months ended March 31, 2016 and 2015, the Company recognized approximately $0.6 million, and $0.4 million, respectively, in stock based compensation expense which is included in General and Administrative expense in the Condensed Consolidated Statement of Operations.

9.Statement of Cash Flows

The Company paid $11.2 million and $42.8 million for interest during the three months ended March 31, 2016 and 2015, respectively, net of capitalized interest. During the three months ended March 31, 2016 the Company paid $21.7 million for reorganization items.

During the three months ended March 31, 2016, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of March 31, 2016 were approximately $4.4 million.

During the three months ended March 31, 2015, Sabine’s noncash investing and financing activities consisted primarily of the following transactions:

•	Accrued and payable capital expenditures as of March 31, 2015 were $76.4 million.

10.Derivative Financial Instruments

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

The table below presents the Company’s “Gain on derivative instruments” located in Other income (expenses) in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Gain on derivative instruments	$—	$36,124

Sabine received zero and $46.0 million on settlements of derivatives in three months ended March 31, 2016 and 2015, respectively.

11.Fair Value Measurements

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

The Company measures fair value of its debt based on recent trade activity for fixed rate obligations, 2017 Notes, 2019 Notes and 2020 Notes, on a Level 2 methodology using quoted market prices which include consideration of the Company’s credit risk. The value of the New Revolving Credit Facility and Term Loan Facility were stated at the carrying value, as a basis for fair value is indeterminable. The following table outlines the fair value of the 2017 Notes, 2019 Notes and 2020 Notes as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
New Revolving Credit Facility
Carrying Value	$902,148	$902,148
Fair Value	(1)	$(1)

Term Loan Facility
Carrying Value	$700,000	$700,000
Fair Value	(1)	$(1)

2017 Senior Notes
Carrying Value (2)	$350,000	$350,000
Fair Value	$3,281	$17,281

2019 Senior Notes
Carrying Value (2)	$577,914	$577,914
Fair Value	$6,863	$27,090

2020 Senior Notes
Carrying Value (2)	$222,087	$222,087
Fair Value	$2,498	$10,827

(1) The value of the New Revolving Credit Facility and Term Loan Facility were stated at the carrying value, as a basis for fair value is indeterminable.

(2) The carrying value equals the face value and are presented as a long term liability in “Liabilities Subject to Compromise”.

Assets and liabilities acquired in business combinations were recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value were primarily based upon internally developed cash flow models and would generally be classified as Level 3. Additionally, the Company uses fair value to determine the inception value of the Company’s asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified as Level 3.

12.Commitments and Contingencies

Legal and Regulatory

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued when probable and reasonably estimable based on the Company’s best estimate of the potential loss. The Company has recognized $29.0 million of accrued liabilities in relation to legal proceedings, of which $27.0 million is classified within “Other long-term liabilities” and $2 million is classified within “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of March 31, 2016. As of December 31, 2015 the Company recognized $28.7 million of accrued liabilities in relation to legal proceedings, of which $26.7 million was classified within “Other long-term liabilities” and $2 million was classified within “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet. Additionally, as of March 31, 2016, the Company had Asset Retirement Obligations (“ARO”) of approximately $50.8 million, of which

$9.4 million was reported in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet. As of December 31, 2015, the Company had AROs of approximately $50.3 million, of which $9.4 million was reported in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet attributable to the plugging of abandoned wells. There have been no updates to significant legal cases in the three months ended March 31, 2016 other than that all pre-petition litigation (with the exception of Forest Oil Corporation v. El Rucio Land and Cattle Company, Inc., et al., discussed below) has been stayed due to the filing of Sabine’s voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP”) initiated arbitration against the Company alleging that the Company breached various provisions, along with its duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP entered into in May 2013 (the “HPIP Gathering Agreement”) and the Acid Gas Handling Agreement with HPIP entered into in May 2014 (together with the HPIP Gathering Agreement, the “HPIP Agreements”).  HPIP also sought to exercise a contractual provision requiring Sabine to purchase the facilities governed by the HPIP Agreements in the event the related drilling program terminates.  On December 19, 2014, the Company filed its Answering Statement and Notice of Counterclaim, denying HPIP’s claims and asserting generally that HPIP breached various provisions of the agreements, resulting in damages to the Company.  The Company further alleged that its drilling program had not terminated. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, the arbitration is currently stayed. On May 11, 2016 the Bankruptcy Court issued an order authorizing rejection of the Company’s midstream gathering agreements with HPIP Gonzales Holdings, LLC (the “HPIP Gathering Agreement”) effective September 30, 2015.

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

Drilling and Completion

On August 10, 2015 the Bankruptcy Court issued orders allowing the Company to reject its rig and servicing contracts with Nabors effective July 15, 2015 and the total estimated allowable claim has been included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet. The rejections impacted and eliminated approximately $29 million due over the life of the secured contracts as of the date the contracts were rejected.

On May 11, 2016, the Bankruptcy Court issued an order authorizing the rejection of the Company’s midstream gathering agreements with HPIP Gonzales Holdings, LLC (the “HPIP Gathering Agreement”) effective September 30, 2015. The rejection of the HPIP Gathering Agreement eliminates the Company’s obligation to drill at least one well per year on the relevant acreage and avoids triggering the agreement’s “put” provision, which would require the Company to purchase the gathering and processing facilities at a contractually mandated price if the drilling program terminated prior to May 2, 2017. On May 3, 2016, the Bankruptcy Court also issued an opinion finding that certain covenants contained in the HPIP Gathering Agreement do not “run with the land” as real covenants or as equitable servitudes. Due to the uncertainty of any appeals that may be filed by HPIP and the uncertainties surrounding the claims reconciliation process as well as the pending arbitration between HPIP and the Company (which is currently subject to the automatic stay) and HPIP’s pending claims against the Company in bankruptcy court, the Company is not currently able to estimate an allowable claim in relation to this matter.  The Company has not recognized any amounts related to the HPIP Gathering Agreements as of March 31, 2016 or December 31, 2015.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Other Commitments

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  As a result, the Company has classified all debt as long term as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015. For additional description of the defaults present under the Company’s debt obligations, please see Note 6 herein.

The Bankruptcy Court also issued orders allowing the Company to reject certain office leases effective September 1, 2015 and the total estimated allowable claim of approximately $3.6 million has been included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

On May 11, 2016, the Bankruptcy Court entered an order approving the rejection of the Company’s midstream gathering agreements with Nordheim Eagle Ford Gathering, LLC (“Nordheim”) effective December 31, 2015. During 2014, the Company had executed ten-year gas and condensate gathering agreements with Nordheim for the transportation and processing of natural gas and condensate, covering certain properties in South Texas with contractually obligated annual minimum volume commitments to deliver a cumulative 88.5 Bcfe of gas and 5,150 MBbl of condensate by September 22, 2024 (the “Nordheim Gathering Agreements”).  Under the terms of the Nordheim Gathering Agreements, the Company was required to make annual deficiency payments for any shortfalls in delivering the minimum annual volumes under these commitments beginning in the third quarter of 2015, which would be partially offset by then-existing credit balances for production in excess of minimum commitments, if any. As of December 31, 2015, the Company had not delivered the minimum volumes required for the prior contract year, resulting in a deficiency of approximately $3.0 million, which was recognized as “Liabilities subject to compromise” in the Condensed Consolidated Balance Sheet as of December 31, 2015. No additional shortfalls have been recognized subsequent to the effective date of the rejection of the Nordheim Gathering Agreements. As of March 31, 2016, the Company has not made the deficiency payment.  The Company believes that rejection of the Nordheim Gathering Agreements eliminates any future obligation under the agreements to deliver minimum volumes of gas or condensate, or to make deficiency payments in the event minimum volumes are not delivered. Due to the uncertainty of any appeals that may be filed by Nordheim and the uncertainties surrounding the claims reconciliation process, the Company is not currently able to estimate an allowable claim in relation to this matter.  The Company has not recognized any additional amounts related to the rejection of the Nordheim Gathering Agreements as of March 31, 2016.

The Company has executed additional gas gathering agreements for the transportation and processing of natural gas, covering certain properties in our core operating areas and contractually obligated minimum volume commitments to deliver a cumulative 6.8 Bcfe of gas by August 2018.  Under the terms of these agreements, the Company is required to make deficiency payments at the end of the contractual term for any shortfalls in delivering the minimum volumes under these commitments. Based on the current development plan for these oil and gas assets, the Company does not anticipate that future production from the applicable assets and dedicated area will satisfy the future volume commitments, resulting in deficiency payments over the life of the agreements. The Company has recognized an estimated deficiency of approximately $1.6 million and $1.3 million as “Liabilities subject to compromise” in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

There have been no other material changes to commitments and contingencies in the three months ended March 31, 2016.

13. Subsequent Events

See Note 2, “Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern,” for information on the Company’s Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.

14. Condensed Consolidating Financial Information

In connection with the consummation of the Combination, Forest entered into that certain (a) First Supplemental Indenture (the “2019 Forest Supplemental Indenture”) to the Indenture, dated as of June 6, 2007, (the “2019 Forest Indenture”), by and among Forest, Sabine East Texas Basin LLC, Sabine Oil & Gas Finance Corporation, Sabine Williston Basin LLC, Sabine Bear Paw Basin LLC, Redrock Drilling, LLC, Sabine South Texas LLC, Giant Gas Gathering LLC, Sabine Mid-Continent Gathering LLC, Sabine South Texas Gathering LLC and Sabine Mid-Continent LLC (collectively, the “New Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 7.25% Senior Notes due 2019 (the “2019 Notes”) and (b) First Supplemental Indenture (the “2020 Forest Supplemental Indenture” and, together with the 2019 Forest Supplemental Indenture, the “Forest Supplemental Indentures”) to the Indenture, dated as of September 17, 2012 (the “2020 Forest Indenture” and, together with the 2019 Forest Indenture, the “Forest Indentures”), by and among Forest, the New Guarantors and the Trustee, relating to the 7.50% Senior Notes due 2020 (the “2020 Notes” and, together with the 2019 Notes, the “Legacy Forest Notes”). Pursuant to the Forest Supplemental Indentures, each of the New Guarantors is 100% owned by the Parent Company Issuer, the guarantees are full and unconditional and joint and several.

The assets acquired and liabilities assumed in the Combination were recognized in the Consolidated Balance Sheet at their preliminary fair value as of December 16, 2014 and the operating results of the acquired properties are included in the Condensed Consolidated Financial Information for the period beginning thereafter.

As of March 31, 2016, the majority of the Company’s subsidiaries were guarantors under the indentures governing the Legacy Forest Notes. All of our non-guarantor subsidiaries were considered minor unrestricted subsidiaries under the indenture governing the Legacy Forest Notes. As such, the financial information for minor non-guarantor subsidiaries has been combined with the Parent Company Issuer.

Set forth below is condensed consolidating financial information of the Parent Company Issuer, the subsidiary guarantors on a combined basis, and consolidating adjustments. The Legacy Forest Notes, which were issued by Sabine Oil & Gas Corporation, are guaranteed by some of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, Sabine Oil & Gas Corporation is referred to as the Parent Company Issuer to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is 100% owned by the Parent Company Issuer.

The following financial information presents consolidating financial statements, which include:

•	Parent Company, including minor non-guarantor subsidiaries;
•	the Guarantor Subsidiaries;
•	elimination entries necessary to consolidate the Parent and Guarantor Subsidiaries; and
•	Sabine on a consolidated basis.

The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. Cash is primarily managed by the Parent Company.

The condensed consolidating Balance Sheets as of March 31, 2016 and December 31, 2015 and condensed consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2016 and 2015 are presented below. The financial information set forth below is restated for the previously omitted reporting period ended March 31, 2015.

	Condensed Consolidating Balance Sheets
	(Unaudited)
	March 31, 2016				December 31, 2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)				(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,379	$—	$—	$170,379	$208,636	$1	$—	$208,637
Accounts receivable	22,698	2,232	(2,237)	22,693	35,074	1,738	(1,738)	35,074
Prepaid expenses and other current assets	9,784	434	—	10,218	9,692	7	—	9,699
Total current assets	202,861	2,666	(2,237)	203,290	253,402	1,746	(1,738)	253,410
Property, plant and equipment:
Oil and natural gas properties (full cost method)	671,929	4,067,092	—	4,739,021	666,697	4,063,840	—	4,730,537
Gas gathering and processing equipment	—	15,812	—	15,812	—	15,811	—	15,811
Office furniture and fixtures	16,002	—	—	16,002	15,838	—	—	15,838
Total property, plant and equipment	687,931	4,082,904	—	4,770,835	682,535	4,079,651	—	4,762,186
Accumulated depletion, depreciation and amortization	(558,336)	(3,801,440)	—	(4,359,776)	(521,662)	(3,732,144)	—	(4,253,806)
Total property, plant and equipment, net	129,595	281,464	—	411,059	160,873	347,507	—	508,380
Other assets:
Investment in subsidiaries	(2,391,295)	—	2,391,295	—	(2,334,109)	—	2,334,109	—
Due from subsidiaries	2,657,539	—	(2,657,539)	—	2,665,765	—	(2,665,765)	—
Other long-term assets	35,887	—	—	35,887	35,931	—	—	35,931
Total other assets	302,131	—	(266,244)	35,887	367,587	—	(331,656)	35,931
Total assets	$634,587	$284,130	$(268,481)	$650,236	$781,862	$349,253	$(333,394)	$797,721

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$90,293	$119	$(2,237)	$88,175	$103,940	$119	$(1,738)	$102,321
Other short-term liabilities	1,202	61	—	1,263	1,102	59	—	1,161
Total current liabilities	91,495	180	(2,237)	89,438	105,042	178	(1,738)	103,482

Asset retirement obligation	24,310	17,082	—	41,392	24,070	16,790	—	40,860
Due to parent	—	2,657,539	(2,657,539)	—	—	2,665,765	(2,665,765)	—
Other long-term liabilities	47,693	623	—	48,316	47,568	629	—	48,197
Liabilities subject to compromise	2,908,537	1	—	2,908,538	2,908,130	—	—	2,908,130
Total liabilities	3,072,035	2,675,425	(2,659,776)	3,087,684	3,084,810	2,683,362	(2,667,503)	3,100,669
Commitments and contingencies
Total shareholders’ deficit	(2,437,448)	(2,391,295)	2,391,295	(2,437,448)	(2,302,948)	(2,334,109)	2,334,109	(2,302,948)
Total liabilities and shareholders’ deficit	$634,587	$284,130	$(268,481)	$650,236	$781,862	$349,253	$(333,394)	$797,721

	Condensed Consolidating Statements of Operations
	(Unaudited)
	For the three months Ended March 31,
	2016				2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)				(in thousands)

Revenues
Oil, natural gas liquids and natural gas	$16,912	$30,940	$—	$47,852	$29,283	$68,345	$—	$97,628
Other	365	265	(322)	308	478	298	(379)	397
Total revenues	17,277	31,205	(322)	48,160	29,761	68,643	(379)	98,025
Operating expenses
Lease operating	7,951	9,428	—	17,379	12,157	12,198	—	24,355
Marketing, gathering, transportation and other	3,105	4,359	(322)	7,142	3,492	6,244	(379)	9,357
Production and ad valorem taxes	1,041	2,342	—	3,383	472	2,296	—	2,768
General and administrative	1,822	3,498	—	5,320	5,208	9,830	—	15,038
Depletion, depreciation and amortization	7,222	12,757	—	19,979	12,334	41,729	—	54,063
Accretion	236	309	—	545	233	241	—	474
Impairments	30,622	55,676	—	86,298	—	236,485	—	236,485
Other operating expenses	2,226	21	—	2,247	5,409	(16)	—	5,393
Total operating expenses	54,225	88,390	(322)	142,293	39,305	309,007	(379)	347,933
Other income (expenses)
Interest expense	(11,575)	—	—	(11,575)	(70,247)	—	—	(70,247)
Gain on derivative instruments	—	—	—	—	36,124	—	—	36,124
Equity losses in subsidiaries	(57,185)	—	57,185	—	(240,364)	—	240,364	—
Total other income (expenses)	(68,760)	—	57,185	(11,575)	(274,487)	—	240,364	(34,123)
Reorganization items, net	(29,374)	—	—	(29,374)	—	—	—	—
Net income (loss) before income taxes	(135,082)	(57,185)	57,185	(135,082)	(284,031)	(240,364)	240,364	(284,031)
Income tax expense	—	—	—	—	—	—	—	—
Net income (loss)	$(135,082)	$(57,185)	$57,185	$(135,082)	$(284,031)	$(240,364)	$240,364	$(284,031)

	Condensed Consolidating Statements of Cash Flows
	(Unaudited)
	For the three months ended March 31,
	2016				2015
	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)				(in thousands)
Cash flows from operating activities:
Net cash (used in)/ provided by operating activities	(24,776)	-	-	(24,776)	42,171	-	-	42,171

Cash flows from investing activities:
Oil and natural gas property additions	(13,335)	-	-	(13,335)	(164,211)	-	-	(164,211)
Gas processing equipment additions	(1)	-	-	(1)	(457)	-	-	(457)
Other asset additions	(164)	-	-	(164)	(742)	-	-	(742)
Cash received from sale of assets	20	-	-	20	660	-	-	660
Advances to subsidiaries	-	(1)	1	-	-	27	(27)	-
Net cash used in investing activities	(13,480)	(1)	1	(13,480)	(164,750)	27	(27)	(164,750)

Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	-	-	-	-	425,987	-	-	425,987
Debt issuance costs	-	-	-	-	(870)	-	-	(870)
Shares repurchased	(2)	-	-	(2)	(174)	-	-	(174)
Proceeds from subsidiaries	1	-	(1)	-	(27)	-	27	-
Net cash (used in)/ provided by financing activities	(1)	-	(1)	(2)	424,916	-	27	424,943

Net (decrease)/increase in cash and cash equivalents	(38,257)	(1)	-	(38,258)	302,337	27	-	302,364
Cash and cash equivalents, beginning of period	208,636	1	-	208,637	1,993	1,259	-	3,252
Cash and cash equivalents, end of period	$170,379	$-	$-	$170,379	$304,330	$1,286	$-	$305,616

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation and exploration of oil and natural gas properties onshore in the United States. Our properties are primarily focused in three core geographic areas: East Texas targeting the Cotton Valley Sand and Haynesville Shale; South Texas, targeting the Eagle Ford Shale formation; and North Texas, targeting the Granite Wash formation.

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

Our MD&A includes the following sections;

•	Chapter 11 Filings – a description of our recent events and our Chapter 11 filings
•	Capital Program – a summary of planned capital expenditures during 2016
•	Results of Operations – an analysis of our consolidated results of operations for the three month periods presented in our financial statements
•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows, sources and uses of cash, contractual obligations and commercial commitments

Chapter 11 Filings

On July 15, 2015, we and certain of our subsidiaries, including Giant Gas Gathering LLC, Sabine Bear Paw Basin LLC, Sabine East Texas Basin LLC, Sabine Mid-Continent Gathering LLC, Sabine Mid-Continent LLC, Sabine Oil & Gas Finance Corporation, Sabine South Texas Gathering LLC, Sabine South Texas LLC and Sabine Williston Basin LLC (collectively, the “Filing Subsidiaries” and, together with us, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Sabine Oil & Gas Corporation, et al, Case No. 15-11835. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

For the duration of our Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process.  For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, and other third parties and our ability to retain employees, which in turn could adversely affect our operations and financial condition.  As a result of these risks and uncertainties, the number of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the

Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Our filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet at March 31, 2016. This debt includes unsecured and under-secured obligations with are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material.  For additional description of the defaults present under our debt obligations, please see Note 6 to our consolidated financial statements included herein.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of March 31, 2016, and it is used solely to pay for the operations of the prepetition collateral properties.

On October 21, 2015, the Debtors filed a motion (the “Bar Date Motion”) requesting that the Bankruptcy Court establish certain bar dates to assist with the claims reconciliation process.  On November 10, 2015, the Bankruptcy Court granted the Bar Date Motion. On January 26, 2016, the Debtors filed the Disclosure Statement for Joint Chapter 11 Plan of Reorganization of Sabine Oil & Gas Corporation and its Debtor Affiliates (as further amended, modified or supplemented from time to time and including all exhibits and supplements thereto, the “Disclosure Statement”) filed in support of the Joint Chapter 11 Plan of Reorganization of Sabine Oil & Gas Corporation and its Debtor Affiliates (as further amended, modified or supplemented from time to time and including all exhibits and supplements thereto, the “Plan of Reorganization”). Since the initial filing, the Plan of Reorganization and Disclosure Statement have been subsequently amended on March 31, 2016 and April 27, 2016. If the Plan of Reorganization currently on file is confirmed it would significantly reduce our outstanding long-term debt and annual interest payments. On April 29, 2016, the Bankruptcy Court approved the adequacy of the Disclosure Statement. On May 2, 2016, the Debtors filed the solicitation version of the Plan of Reorganization and the Disclosure Statement. The hearing to consider confirmation of the Plan of Reorganization is expected to commence on June 13, 2016. Although the Debtors currently have the exclusive right to file a plan and solicit the appropriate votes thereon, such rights expire on June 9, 2016 and August 9, 2016, respectively.  There can be no assurances regarding our ability to successfully develop, confirm or consummate the Plan of Reorganization, an alternative plan of reorganization or alternative restructuring transaction, including a sale of all or substantially all of our assets.

Capital Program

Our full year 2016 capital expenditures are forecasted to total approximately $21 million, excluding acquisitions and divestitures. However, we expect production growth from our 2016 capital program will not offset production declines, which will result in material decreases to our production and related cash flows. Consistent with our historical practice, we periodically review our capital expenditures and adjust our budget based on liquidity, commodity prices and drilling results.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth selected operating data for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	For the Three Months Ended		Amount of
	March 31,		Increase	Percent
	2016	2015	(Decrease)	Change
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$47,852	$97,628	$(49,776)	(51)%
Other	308	397	(89)	(22)%
Total revenues	48,160	98,025	(49,865)	(51)%

Operating expenses
Lease operating	17,379	24,355	(6,976)	(29)%
Marketing, gathering, transportation and other	7,142	9,357	(2,215)	(24)%
Production and ad valorem taxes	3,383	2,768	615	22%
General and administrative	5,320	15,038	(9,718)	(65)%
Depletion, depreciation and amortization	19,979	54,063	(34,084)	(63)%
Accretion	545	474	71	15%
Impairments	86,298	236,485	(150,187)	*
Other operating expenses	2,247	5,393	(3,146)	*
Total operating expenses	142,293	347,933	(205,640)	(59)%

Other (expenses) income
Interest, net of capitalized interest (2)	(11,575)	(70,247)	(58,672)	(84)%
Gain on derivative instruments	—	36,124	36,124	*
Total other (expenses) income	(11,575)	(34,123)	(22,548)	*
Reorganization items, net	(29,374)	—	(29,374)	*
Net loss before income taxes	(135,082)	(284,031)	148,949	*
Income tax expense	—	—	—	*
Net loss	$(135,082)	$(284,031)	$148,949	*
Reconciliation to derive Adjusted EBITDA (1):
Interest, net of capitalized interest	11,575	70,247
Depletion, depreciation and amortization	19,979	54,063
Impairments	86,298	236,485
Other	2,041	3,969
Accretion	545	474
Loss on derivative instruments	—	11,004
Option premium amortization	—	(1,145)
Reorganization items, net	29,374	—
Adjusted EBITDA (1)	$14,730	$91,066

*     Not meaningful or applicable

(1) Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measure.”

(2) Interest at contractual interest rates would have been approximately $51.1 million. As of the petition date, interest is no longer being accrued on the Term Loan Facility, 2017 Notes and Legacy Forest Notes.

	For the Three Months Ended		Amount of
	March 31,		Increase	Percent
	2016	2015	(Decrease)	Change
Oil, NGL and natural gas sales by product (in thousands):
Oil	$11,304	$37,928	$(26,624)	(70)%
NGL	5,882	11,397	(5,515)	(48)%
Natural gas	30,666	48,303	(17,637)	(37)%
Total	$47,852	$97,628	$(49,776)	(51)%

Production data:
Oil (MBbl)	408.21	906.45	(498.24)	(55)%
NGL (MBbl)	564.55	894.69	(330.14)	(37)%
Natural gas (Bcf)	15.35	16.66	(1.31)	(8)%
Combined (Bcfe) (1)	21.20	27.47	(6.27)	(23)%

Average prices before effects of economic hedges (2):
Oil (per Bbl)	$27.69	$41.84	$(14.15)	(34)%
NGL (per Bbl)	$10.42	$12.74	$(2.32)	(18)%
Natural gas (per Mcf)	$2.00	$2.90	$(0.90)	(31)%
Combined (per Mcfe) (1)	$2.26	$3.55	$(1.29)	(36)%

Average realized prices after effects of economic hedges (2):
Oil (per Bbl)	$27.69	$68.78	$(41.09)	(60)%
NGL (per Bbl)	$10.42	$12.74	$(2.32)	(18)%
Natural gas (per Mcf)	$2.00	$4.19	$(2.19)	(52)%
Combined (per Mcfe)(1)	$2.26	$5.23	$(2.97)	(57)%

Average costs (per Mcfe) (1):
Lease operating	$0.82	$0.89	$(0.07)	(8)%
Marketing, gathering, transportation and other	$0.34	$0.34	$—	—%
Production and ad valorem taxes	$0.16	$0.10	$0.06	60%
General and administrative	$0.25	$0.55	$(0.30)	(55)%
Depletion, depreciation and amortization	$0.94	$1.97	$(1.03)	(52)%

(1)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate combined production and per Mcfe amounts.
(2)

Average prices shown in the table reflect prices both before and after the effects of cash settlements on commodity derivative transactions. The Company’s calculation of such effects includes gains or losses on cash settlements for commodity derivative transactions. All of our commodity derivatives were terminated as of July 15, 2015.

Oil, natural gas liquids and natural gas sales.    Revenues from production of oil and natural gas decreased from $97.6 million in the three months ended March 31, 2015 to $47.9 million in the three months ended March 31, 2016, a decrease of 51%. This decrease of $49.8 million was primarily the result of a decrease in oil, natural gas liquids and natural gas revenues of $26.6 million, $5.5 million and $17.6 million, respectively, due to decreases in prices of $14.15/Bbl, $2.32/Bbl and $0.90/Mcf, respectively, as well as lower South Texas and North Texas production of 58% and 47%, respectively, as a result of decline and reduction in development activities.

The following table sets forth additional information concerning our production volumes for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	For the Three Months Ended
	March 31,		Percent
	2016	2015	Change
	(in Bcfe)
South Texas	2.70	6.44	(58)%
East Texas	17.04	18.25	(7)%
North Texas	1.46	2.78	(47)%
Total	21.20	27.47	(23)%

Lease operating.    Lease operating expenses decreased from $24.4 million in the three months ended March 31, 2015 to $17.4 million in the three months ended March 31, 2016, a decrease of 29%. The decrease in lease operating expense of $7.0 million is primarily due operating efficiencies following the Combination. Lease operating expenses decreased from $0.89 per Mcfe in the three months ended March 31, 2015 to $0.82 per Mcfe in the three months ended March 31, 2016. The decrease of $0.07 per Mcfe in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to cost reduction efforts in East Texas. The following table displays the lease operating expense by area for the three months ended March 31, 2016 and 2015

	For the Three Months Ended
	March 31,		March 31,
	2016	Per Mcfe	2015	Per Mcfe
	(in thousands, except per Mcfe data)
South Texas	$3,182	$1.18	$4,633	$0.72
East Texas	13,561	0.80	18,718	1.03
North Texas	636	0.44	1,003	0.36
Other	—	—	1	—
Total	$17,379	$0.82	$24,355	$0.89

Marketing, gathering, transportation and other. Marketing, gathering, transportation and other expenses decreased from $9.4 million in the three months ended March 31, 2015 to $7.1 million in the three months ended March 31, 2016, a decrease of 24%. The decrease of $2.2 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, is primarily due to decreased production volumes.

Production and ad valorem taxes. Production and ad valorem taxes increased from $2.8 million in the three months ended March 31, 2015 to $3.4 million in the three months ended March 31, 2016, an increase of 22%. Production and ad valorem taxes increased on a per unit basis from $0.10 per Mcfe in the three months ended March 31, 2015 to $0.16 per Mcfe in the three months ended March 31, 2016. The increase of $0.06 per Mcfe in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to a higher realized ad valorem tax rate related to development activities as well as the timing and amount of high cost gas exemptions.  Production and ad valorem taxes as a percentage of oil and natural gas revenues were 7% and 3% for the three months ended March 31, 2016 and 2015, respectively.

General and administrative.    General and administrative expenses decreased from $15.0 million in the three months ended March 31, 2015 to $5.3 million in the three months ended March 31, 2016, a decrease of $9.7 million, or 65%. General and administrative expenses decreased on a per unit basis from $0.55 per Mcfe in the three months ended March 31, 2015 to $0.25 per Mcfe in the three months ended March 31, 2016. In the three months ended March 31, 2015 general and administrative expenses were higher as a result of the Combination. A transition plan to administratively combine the companies, was executed during the first several months of 2015, after which the Company was able to recognize operating efficiencies through a reduction in employee headcount, as well as the elimination of duplicative administrative costs, and the implementation of other cost saving efforts.

Depletion, depreciation and amortization.   DD&A decreased from $54.1 million in the three months ended March 31, 2015 to $20.0 million in the three months ended March 31, 2016, a decrease of $34.1 million. Depletion, depreciation, and amortization decreased from $1.97 per Mcfe in the three months ended March 31, 2015 to $0.94 per Mcfe in the three months ended March 31, 2016, or a decrease of 52%. The decrease in the DD&A rate per Mcfe is driven by a lower amortization base due to recent ceiling test impairments resulting from declines in the prior twelve month pricing and lower PV-10 compared to net book value, coupled with a decreased drilling program driving reduced rates of production.

Impairments. In the three months ended March 31, 2016, we recorded a non-cash impairment charge of $86.0 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation. The average of the historical unweighted first day of the month prices for the prior twelve month period ended March 31, 2016 was $2.39 per MMbtu for natural gas and $46.26 per Bbl for oil compared to $3.88 per MMbtu for natural gas and $82.72 per Bbl for oil for the prior twelve month period ended March 31, 2015. In the three months ended March 31, 2015 we recorded a non-cash impairment charge of $236.5 million for the carrying value of proved oil and natural gas properties in excess of the ceiling limitation.

Other operating expenses. Other operating expenses in the three months ended March 31, 2016 relate primarily to $2.0 million of non-recurring organizational expenditures and $0.3 million of charges related to marketing contract volume commitments. Other operating expenses in the three months ended March 31, 2015 of $5.4 million primarily represent transactions costs related the Combination and prepetition restructure costs.

Interest expense. Interest expense decreased from $70.2 million in the three months ended March 31, 2015 to $11.6 million in the three months ended March 31, 2016, a decrease of $58.7 million, or 84%, primarily because we discontinued the accrual and payment of interest on the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes upon the filing of the Bankruptcy Petitions. As of the filing of the Bankruptcy Petitions, interest is no longer being accrued on the Term Loan Facility, 2017 Notes and the Legacy Forest Notes as part of Chapter 11 filings. For more information, please see Note 6 within “Part I, Item 1. Financial Statements.”

Gain on derivative instruments.  Gains and losses from the change in fair value of derivative instruments as well as cash settlements on commodity derivatives are recognized in our results of operations. During the three months ended March 31, 2016 and 2015, we recognized a net gain on derivative instruments of zero and $36.1 million, respectively. The amount of gain or loss recognized on derivative instruments is dependent upon commodity prices, which affects the value of the contracts. The Company had no derivative instruments following settlements on or before July 15, 2015.

Reorganization items, net. Reorganization Items, net of $29.4 million are primarily made up of professional fees incurred for post-petition expenses which would not have otherwise been incurred by the Company.

Income tax expense. For the three months ended March 31, 2015 and March 31, 2016, we recorded no income tax expense or benefit, resulting in an effective tax rate of 0%.  The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is due to a full valuation allowance recorded on net deferred tax assets in excess of deferred tax liabilities.  A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.    As of March 31, 2016, the Company believes it is more likely than not that the overall deferred tax asset will not be realized.

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

In connection with funding our liquidity and the Combination, we have incurred substantial additional debt. As of March 31, 2016, the total outstanding principal amount of our long-term indebtedness was $2.752 billion, consisting of indebtedness under the New Revolving Credit Facility, the 2017 Notes, the Legacy Forest Notes, and the Term Loan Facility, and, as of March 31, 2016, no extensions of credit are available under the New Revolving Credit Facility. In addition, our filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under these debt instruments. For a description of our outstanding debt instruments, please see “—Net Cash Provided by Financing Activities.”

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness throughout 2015 and into the first quarter of 2016. The decrease in the market price for our production directly reduces our operating cash flow. While we previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas, all of our current and future hedging arrangements have been terminated as a result of the bankruptcy filing and events of default under our debt obligations. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity.

On February 25, 2015, we borrowed approximately $356 million under our New Revolving Credit Facility which represented the remaining undrawn amount under the New Revolving Credit Facility. Our borrowing base under our New Revolving Credit Facility was subject to its semi-annual redetermination on April 27, 2015 and was decreased to $750 million. The decrease in our borrowing base as a result of the redetermination resulted in a deficiency of approximately $250 million which requires repayment in six monthly installments in an amount of $41.54 million, beginning May 27, 2015. None of such payments has been made or will be made and pursuant to the automatic stay under the Bankruptcy Code, the creditors under the New Revolving Credit Facility are currently stayed from taking any action against us as a result of these non-payments. Our cash balance at May 10, 2016 was approximately $156.4 million.

Ability to Continue as a Going Concern

Our filing of the Bankruptcy Petitions described above accelerated our obligations under the New Revolving Credit Facility, the Term Loan Facility, the 2017 Notes and the Legacy Forest Notes.  We have classified all debt as “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet at March 31, 2016. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and would be material.  For additional description of the defaults present under our debt obligations, please see Note 6 within “Part I, Item 1. Financial Statements.”

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

For the three months ended March 31, 2016, we had a decrease in working capital of $36.1 million. The decrease in working capital for the three months ended March 31, 2016 is primarily due to cash used in operations. For more information on the classification of debt, please see Note 2 within “Part I, Item 1. Financial Statements.”

Net Cash Provided by Operating Activities

Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of oil, NGLs and natural gas, as well as commodity prices, net of effects of derivative contract settlements and changes in working capital. Net cash used in operating activities was $24.8 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $42.2 million for the three months ended March 31, 2015. The decrease in cash flow from operations for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of a decrease in working capital.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2016 and 2015, cash flows used in investing activities were $13.5 million and $164.8 million, respectively, primarily related to capital expenditures for drilling, development and acquisition costs, including cash payments for accrued expenses as of the prior respective balance sheet date. The decrease in cash flows used in investing activities during the three months ended March 31, 2016 compared to 2015 was primarily the result of lower capital expenditures.

Our capital expenditures for property exploration, development, and leasehold acquisitions for the three months ended March 31, 2016 and 2015 were $7.3 million and $106.0 million, respectively.

Our planned 2016 capital expenditures budget is expected to total approximately $21 million. The amount, timing and allocation of capital expenditures are largely discretionary and within our control. If oil and natural gas prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. The temporary reduction in our capital program could result in a decline in our oil and natural gas reserves and production and cash flows and limit our ability to obtain needed capital or financing. Refer to the “Capital Resources and Liquidity” section above for a discussion of our liquidity and planned actions.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of zero during the three months ended March 31, 2016 was primarily the result of no borrowings under the New Revolving Credit Facility. Net cash provided by financing activities of $424.9 million during the three months ended March 31, 2015 was the result of net borrowings under the Former Revolving Credit Facility of $426.0 million and debt issuance costs of $0.9 million.

New Revolving Credit Facility. On December 16, 2014, we amended and restated the Amended and Restated Credit Agreement, dated as of April 28, 2009, matured on April 7, 2016, by and among us, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties party thereto with the New Revolving Credit Facility. The New Revolving Credit Facility provided for a $2 billion revolving credit facility, with an initial borrowing base of $1 billion. The New Revolving Credit Facility included a sub-limit permitting up to $100 million of letters of credit. The borrowing base for the New Revolving Credit Facility was subsequently reduced to $750 million on April 27, 2015.

Our filing of the Bankruptcy Petitions described above under “—Chapter 11 Filings” above constitutes an event of default, not subject to the NRCF Forbearance Agreement, that accelerated our obligations under the New Revolving Credit Facility.  Additionally other events of default, including cross-defaults, are present due to the failure to make interest payments, the failure to make the borrowing base deficiency payments, the “going concern” qualification in our 2015 and 2014 audited financial statements and other matters. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

We are making adequate protection payments to the lenders under the New Revolving Credit Facility in an amount equal to the non-default rate of interest, fees and costs due and payable on a monthly basis under the New Revolving Credit Facility, in accordance with the cash collateral order filed with the Bankruptcy Court. Additionally, cash generated by the Company deemed to be proceeds of the oil and gas properties that represent prepetition collateral is deposited into a segregated account, which is reflected as Cash in the Condensed Consolidated Balance Sheet as of March 31, 2016, and it is used solely to pay for the operations of the prepetition collateral properties.

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

Borrowings outstanding under the New Revolving Credit Facility and the Former Revolving Credit Facility totaled approximately $902 million at both, March 31, 2016 and December 31, 2015. Additionally, borrowings outstanding under the New Revolving Credit Facility had a weighted average interest rate of 5.1% and 2.6% for the three months ending March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015 the New Revolving Credit Facility is presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. Interest expense continues to be recognized on the New Revolving Credit Facility subsequent to the petition date.

The unused portion of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.5% per annum depending on the Company’s most recent borrowing base utilization.

The New Revolving Credit Facility provides that all such obligations and the guarantees will be secured by a lien on at least 80% of the PV-9 of the borrowing base properties evaluated in the most recent reserve report delivered to the administrative agent and a pledge of all of the capital stock of our restricted subsidiaries, subject to certain customary grace periods and exceptions. The New Revolving Credit Facility matured on April 7, 2016; however, the obligations under the New Revolving Credit Facility have already been accelerated and are subject to the bankruptcy stay as a result of the filing of the Bankruptcy Petitions.

Term Loan Facility. Sabine O&G entered into a $700 million second lien term loan agreement with a maturity date of December 31, 2018 (provided that if the 2017 Notes are not refinanced to mature at least 91 days thereafter, the maturity date shall be 91 days prior to the February 15, 2017 maturity date of the 2017 Notes).

The Term Loan Facility, including with respect to interest and, in the case of eurodollar borrowings, bears interest at the Adjusted Eurodollar Rate plus 7.50%, with an interest rate floor of 1.25%, and, in the case of alternate base rate borrowings, bears interest at the Alternate Base Rate plus 6.50%, with an interest rate floor of 2.25%. Any time an interest period for Loans expires during an event of default under the Term Loan Facility, such Loans will bear interest at the Term Base Rate. The weighted average interest rate incurred on this indebtedness for the three months ended March 31, 2016 and 2015 was zero and 8.8%, respectively.

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

The Term Loan Facility was presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $30.2 million of interest related to the Term Loan Facility, reflected in “Liabilities Subject to Compromise” in the Consolidated Balance Sheets. No interest expense has been recognized subsequent to the petition date.

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

On April 14, 2010, Sabine Oil & Gas Corporation and Sabine Oil & Gas Finance Corporation issued an additional $150 million in senior notes at 9.75% due 2017. The additional notes were issued at 98.75% of par and bear interest at a rate of 9.75% per annum, payable semi-annually on February 15 and August 15 of each year commencing August 15, 2010. The additional notes were issued under the same indenture as the 2017 Notes issued on February 12, 2010. No interest expense has been recognized subsequent to the petition date.

As of March 31, 2016 and December 31, 2015 the 2017 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $14.1 million of interest related to the 2017 Notes, reflected in “Liabilities Subject to Compromise”.

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

2019 Notes. The Company has $577.9 million in 7¼% senior notes due 2019 (the “2019 Notes”). Interest on the 2019 Notes is payable semiannually on June 15 and December 15. No interest expense has been recognized subsequent to the petition date.

As of March 31, 2016 and December 31, 2015 the 2019 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $24.3 million of interest related to the 2019 notes, reflected in “Liabilities Subject to Compromise”.

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

2020 Notes. The Company has $222.1 million in 7½% senior notes due 2020 (the “2020 Notes”) originally issued by Forest on September 17, 2012. Interest on the 2020 Notes is payable semiannually on March 15 and September 15. No interest expense has been recognized subsequent to the petition date.

As of March 31, 2016 and December 31, 2015 the 2020 Notes are presented as “Liabilities Subject to Compromise,” whereas the carrying value equals the face value. As of the petition date the Company had accrued $5.5 million of interest related to the 2020 notes, reflected in “Liabilities Subject to Compromise”.

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

Our ability to service our debt obligations and fund our capital expenditures has been negatively impacted by significant decreases in the market price for oil, NGLs and natural gas during the fourth quarter of 2014 with continued weakness into the first quarter of 2016. The decrease in the market price for our production directly reduces our operating cash flow. We previously used hedging arrangements to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas. In addition, the decrease in the market price for our production indirectly impacts our other sources of potential liquidity. Lower market prices for our production may result in lower borrowing capacity under our New Revolving Credit Facility and any replacement thereof or higher borrowing costs from other potential sources of debt financing as our borrowing capacity and borrowing costs are generally related to the value of our estimated proved reserves.

The table below summarizes the gains related to oil and natural gas derivative instruments for three months ended March 31, 2016 and 2015:

	Recognized in Other Income (Expenses)
	For the Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash received on settlements of derivative instruments	$—	$45,983
Change in fair value of derivative instruments	—	(9,859)
Total gain on derivative instruments	$—	$36,124

Contractual obligations.

On August 10, 2015 the Bankruptcy Court issued orders allowing the Company to reject its rig and servicing contracts with Nabors effective July 15, 2015 and the total estimated allowable claim has been included in “Liabilities Subject to Compromise” in the Condensed Consolidated Balance Sheet. The rejections impacted and eliminated approximately $29 million due over the life of the contracts as of the date the contracts were rejected.

On May 11, 2016, the Bankruptcy Court issued an order authorizing the rejection of the Company’s midstream gathering agreements with HPIP Gonzales Holdings, LLC (the “HPIP Gathering Agreement”) effective September 30, 2015. The rejection of the HPIP Gathering Agreement eliminates the Company’s obligation to drill at least one well per year on the relevant acreage and avoids triggering the agreement’s “put” provision, which would require the Company to purchase the gathering and processing facilities at a contractually mandated price if the drilling program terminated prior to May 2, 2017. On May 3, 2016, the Bankruptcy Court also issued an opinion finding that certain covenants contained in the HPIP Gathering Agreement do not “run with the land” as real covenants or as equitable servitudes. Due to the uncertainty of any appeals that may be filed by HPIP and uncertainties surrounding the claims process as well as the pending arbitration between HPIP and the Company (which is currently subject to the automatic stay) and HPIP’s pending claims against the Company in bankruptcy court, the Company is not currently able to estimate an allowable claim in relation to this matter.  The Company has not recognized amounts related to the HPIP Gathering Agreement as of March 31, 2016 or December 31, 2015.

On May 11, 2016, the Bankruptcy Court issued an order authorizing the rejection of the Company’s midstream gathering agreements with Nordheim Eagle Ford Gathering, LLC (“Nordheim”) effective December 31, 2015. During 2014, the Company had executed ten-year gas and condensate gathering agreements with Nordheim for the transportation and processing of natural gas and condensate, covering certain properties in South Texas with contractually obligated annual minimum volume commitments to deliver a cumulative 88.5 Bcfe of gas and 5,150 MBbl of condensate by September 22, 2024 (the “Nordheim Gathering Agreements”).  Under the terms of the Nordheim Gathering Agreements, the Company is required to make annual deficiency payments for any shortfalls in delivering the minimum annual volumes under these commitments beginning in the third quarter of 2015, which would be partially offset by then-existing credit balances for production in excess of minimum commitments, if any. As of December 31, 2015, the Company had not delivered the minimum volumes required for the prior contract year, resulting in a deficiency of approximately $3.0 million which was recognized as “Other operating expenses” in the Consolidated Statement of Operations and as “Liabilities subject to compromise” in the Condensed Consolidated Balance Sheets. No additional shortfalls have been recognized subsequent to the effective date of the rejection of the Nordheim Gathering Agreements. As of March 31, 2016, the Company has not made the deficiency payment.  The Company believes that rejection of the Nordheim Gathering Agreements eliminates any future obligation under the agreements to deliver minimum volumes of gas or condensate, or to make deficiency payments in the event minimum volumes are not delivered. On May 3, 2016, the Bankruptcy Court issued an opinion finding that certain covenants contained in the Nordheim Gathering Agreement do not “run with the land” as real covenants or as equitable servitudes. Due to the uncertainty of any appeals that may be filed by Nordheim and the uncertainties surrounding the claims reconciliation process, the Company is not currently able to estimate an allowable claim in relation to this matter.  The Company has not recognized any additional amounts related to the rejection of the Nordheim Gathering Agreements as of March 31, 2016.

The Company has executed additional gas gathering agreements for the transportation and processing of natural gas, covering certain properties in our core operating areas and contractually obligated minimum volume commitments to deliver a cumulative 6.8 Bcfe of gas by August 2018.  Under the terms of these agreements, the Company is required to make deficiency payments at the end of the contractual term for any shortfalls in delivering the minimum volumes under these commitments. Based on the current development plan for these oil and gas assets, the Company does not anticipate that future production from the applicable assets and dedicated area will satisfy the future volume commitments, resulting in deficiency payments over the life of the agreements.  As of March 31, 2016, the Company has recognized an estimated deficiency of approximately $1.6 million which was recognized as “Other operating expenses” in the Consolidated Statements of Operations and as Liabilities subject to compromise in the Consolidated Balance Sheets.

As is customary in the oil and natural gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

We have no off balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

During the three months ended March 31, 2016, we did not have any material changes in critical accounting policies, estimates, judgments and assumptions.

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

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

As disclosed in Note 16 of our Annual Report on Form 10-K for the year ended December 31, 2015, during the fourth quarter of 2015 management evaluated and concluded that there was a material weakness in internal control over financial reporting as of December 31, 2014 that had not been remediated as of December 31, 2015.  The material weakness related to the design and operating effectiveness of controls concerning the review of material agreements and changes to material agreements associated with significant, unusual or nonrecurring transactions as well as controls concerning the application of Rule 3-10 of Regulation S-X in relation to the 2019 Notes and 2020 Notes, that resulted in the omission of required condensed consolidating financial information reported separately for the parent company issuer, the subsidiary guarantors on a combined basis, the consolidating adjustments and the consolidated totals, which should have been reported as a footnote to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 and the Quarterly Reports of Form 10-Q for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015.

Subsequent to identifying the material weakness during the fourth quarter of 2015, management designed, implemented and operated internal controls and procedures specific to the review of any new and existing debt instruments in relation to the performance of the required assessment for financial statements required by Rule 3-10 of Regulation S-X, and footnote or financial statement preparations. In addition, management strengthened and enhanced existing controls and procedures related management’s identification and assessment of material agreements and changes to material agreements associated with significant, unusual or nonrecurring transactions, for impact to the Company’s financial statements, footnotes and disclosures. During the fourth quarter of 2015 and first quarter of 2016, controls concerning the identification and assessment of material agreements and changes to material agreements associated with significant, unusual or nonrecurring transactions, for impact to the Company’s financial statements, footnotes and disclosures and controls concerning the application of Rule 3-10 of Regulation S-X, operated, were tested and deemed effective, thus remediating the aforementioned material weakness as of March 31, 2016.

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

HPIP-Gonzales Holdings, LLC v. Forest Oil Corporation

On November 11, 2014, HPIP-Gonzales Holdings, LLC (“HPIP”) initiated arbitration against the Company alleging that the Company breached various provisions, along with its duty of good faith and fair dealing, of the Gathering, Treating and Processing Agreement with HPIP entered into in May 2013 (the “HPIP Gathering Agreement”) and the Acid Gas Handling Agreement with HPIP entered into in May 2014 (together with the HPIP Gathering Agreement, the “HPIP Agreements”).  HPIP also sought to exercise a contractual provision requiring Sabine to purchase the facilities governed by the HPIP Agreements in the event the related drilling program terminates.  On December 19, 2014, the Company filed its Answering Statement and Notice of Counterclaim, denying HPIP’s claims and asserting generally that HPIP breached various provisions of the agreements, resulting in damages to the Company.  The Company further alleged that its drilling program had not terminated. On July 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  As a result of the pending bankruptcy, the arbitration is currently stayed. On May 11, 2016 the Bankruptcy Court issued an order authorizing rejection of the Company’s midstream gathering agreements with HPIP Gonzales Holdings, LLC (the “HPIP Gathering Agreement”) effective September 30, 2015.

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

ITEM 1A.RISK FACTORS

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Full cost accounting rules have required us to record a non-cash asset write-down for the three months ended March 31, 2016, and we may be required to record similar non-cash asset write-downs in the future.

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

As of March 31, 2016, the unweighted average of the first day of the month natural gas and oil prices for the prior 12 months was $46.26 per Bbl of oil and $2.39 per MMbtu for natural gas, which resulted in a non-cash impairment charge for oil and gas properties of $86.0 million for the three months ended March 31, 2016.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not make any sales of unregistered equity securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the three months ended March 31, 2016.

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

SABINE OIL & GAS CORPORATION
Date: May 16, 2016	By:	/s/ David J. Sambrooks
	Name:	David J. Sambrooks
	Title:	President, Chief Executive Officer and Chairman

	By:	/s/ Michael D. Magilton, Jr.
	Name:	Michael D. Magilton, Jr.
	Title:	Senior Vice President and Chief Financial Officer